Form 10-K/A
period 2001-12-31
NABORS INDUSTRIES LTD
filed 2002-06-27
CIK 1163739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001        COMMISSION FILE NO. 000-49887

                             ----------------------

                             NABORS INDUSTRIES LTD.
             (Exact name of registrant as specified in its charter)

             BERMUDA                                   980363970
     (State of incorporation)              (I.R.S. Employer Identification No.)

  c/o THE CORPORATE SECRETARY LIMITED
            WHITE PARK HOUSE
             WHITEPARK ROAD
          BRIDGETOWN, BARBADOS                             N/A
(Address of principal executive offices)                (Zip Code)

                                 (246) 427-8617
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of each
        Title of each class                        exchange on which registered

COMMON SHARES, $.001 PAR VALUE PER SHARE           AMERICAN STOCK EXCHANGE, INC.


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]          NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value on June 24, 2002 of voting stock held by non-affiliates of the registrant was approximately $4.7 billion.

The number of common shares, par value $.001 per share, outstanding as of June 24, 2002 was 144,185,776.

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Nabors Industries, Inc., a Delaware corporation ("Nabors Delaware"), for the fiscal year ended December 31, 2001 (the "Form 10-K") is filed by Nabors Industries Ltd., a Bermuda exempted company (the "Company"), as the successor registrant to Nabors Delaware pursuant to the merger of Nabors Delaware and a wholly owned Delaware merger subsidiary of the Company. The Company is filing this Amendment No. 1 to the Form 10-K to amend Exhibit 12 (Computation of Ratios of Earnings to Fixed Charges) to the Form 10-K in its entirety to give effect to the removal of undistributed income of equity investees from the earnings portion of the calculation. Capitalized terms used and not defined herein shall have the meanings ascribed to them in the Form 10-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NABORS INDUSTRIES LTD.


                                             By: /s/ Daniel McLachlin
                                                --------------------------------
                                                 Daniel McLachlin
                                                 Vice President

                                  Exhibit Index


     Exhibit 12          Computation of Ratios of Earnings to Fixed Charges