Form 10-Q
period 2002-06-30
NABORS INDUSTRIES LTD
filed 2002-08-14
CIK 1163739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                        COMMISSION FILE NUMBER: 000-49887

                              --------------------

                             NABORS INDUSTRIES LTD.
             (Exact name of registrant as specified in its charter)

                BERMUDA                                     98-0363970
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

     c/o THE CORPORATE SECRETARY LTD.
               WHITE PARK HOUSE
                WHITEPARK ROAD
           BRIDGETOWN, BARBADOS                                N/A
(Address of principal executive offices)                    (Zip Code)


                                 (246) 228-1590
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No____
    ------



         The number of common shares par value $.001 per share, outstanding as of July 31, 2002 was 144,429,630. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 669,627 exchangeable shares outstanding as of July 31, 2002 that are exchangeable for Nabors common shares on a one-for-one basis.


================================================================================

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES


                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
Part I    Financial Information

  Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets as of
           June 30, 2002 and December 31, 2001...........................................2

          Consolidated Statements of
           Income for the Three months and Six months ended
           June 30, 2002 and 2001........................................................3

          Consolidated Statements of Cash
           Flows for the Six months ended
           June 30, 2002 and 2001........................................................4

          Consolidated Statements of
           Changes in Stockholders' Equity for the Six
           months ended June 30, 2002 and 2001...........................................5

          Notes to Consolidated Financial Statements.....................................7

          Report of Independent Accountants.............................................23

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................24

Part II   Other Information

  Item 1. Legal Proceedings.............................................................32

  Item 2. Changes in Securities and Use of Proceeds.....................................33

  Item 4. Submission of Matters to a Vote of Security Holders...........................33

  Item 5. Other Information.............................................................34

  Item 6. Exhibits and Reports on Form 8-K..............................................35

Signatures..............................................................................38

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             JUNE 30,           DECEMBER 31,
                                                                               2002                2001
                                                                            -----------         -------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS
Current assets:
   Cash and cash equivalents                                                $   143,033          $   198,443
   Marketable securities                                                        409,550              343,169
   Accounts receivable, net                                                     297,261              361,086
   Inventory and supplies                                                        16,592               18,515
   Deferred income taxes                                                         27,456               28,145
   Prepaid expenses and other current assets                                     93,431               81,588
                                                                            -----------          -----------
     Total current assets                                                       987,323            1,030,946

Marketable securities                                                           236,915              377,025
Property, plant and equipment, net                                            2,787,503            2,433,247
Goodwill, net                                                                   304,377              199,048
Other long-term assets                                                          116,660              111,649
                                                                            -----------          -----------
     Total assets                                                           $ 4,432,778          $ 4,151,915
                                                                            -----------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                        $     3,565          $     2,510
   Trade accounts payable                                                       107,628              131,821
   Accrued liabilities                                                          136,950              168,022
   Income taxes payable                                                          31,447               27,777
                                                                            -----------          -----------
     Total current liabilities                                                  279,590              330,130

Long-term debt                                                                1,582,183            1,567,616
Other long-term liabilities                                                     100,731              110,902
Deferred income taxes                                                           306,431              285,401
                                                                            -----------          -----------
     Total liabilities                                                        2,268,935            2,294,049
                                                                            -----------          -----------

Commitments and contingencies (Note 6)

Stockholders' equity:
   Common shares par value $.001 and $.10, respectively per share:
    Authorized common shares 400,000;
       issued 144,368 and 147,711, respectively                                     144               14,771
   Capital in excess of par value                                             1,265,901            1,091,536
   Accumulated other comprehensive income                                        22,283                3,260
   Retained earnings                                                            875,515            1,001,079
   Less treasury stock, at cost, 0 and 6,822 common shares                           --             (252,780)
                                                                            -----------          -----------
     Total stockholders' equity                                               2,163,843            1,857,866
                                                                            -----------          -----------
     Total liabilities and stockholders' equity                             $ 4,432,778          $ 4,151,915
                                                                            -----------          -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                                  2002               2001                2002                2001
                                                               ---------           ---------           ---------           ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues and other income:
  Operating revenues                                           $ 346,088           $ 601,484           $ 721,959          $1,132,404
  Earnings from unconsolidated affiliates                         10,430               9,996              21,396              20,243
  Interest income                                                  8,142              15,676              17,393              28,936
  Other income, net                                                2,649               3,056               3,146              12,324
                                                               ---------           ---------           ---------          ----------
    Total revenues and other income                              367,309             630,212             763,894           1,193,907
                                                               ---------           ---------           ---------          ----------

Costs and other deductions:
  Direct costs                                                   238,190             366,034             487,623             706,356
  General and administrative expenses                             32,824              33,814              65,490              66,900
  Depreciation and amortization                                   47,984              50,746              91,665              94,476
  Interest expense                                                14,418              14,513              29,033              26,977
                                                               ---------           ---------           ---------          ----------
    Total costs and other deductions                             333,416             465,107             673,811             894,709
                                                               ---------           ---------           ---------          ----------

Income before income taxes                                        33,893             165,105              90,083             299,198
                                                               ---------           ---------           ---------          ----------

Income taxes:
  Current                                                          2,514              11,388               6,957              26,323
  Deferred                                                         5,959              49,702              15,764              85,722
                                                               ---------           ---------           ---------          ----------
    Total income taxes                                             8,473              61,090              22,721             112,045
                                                               ---------           ---------           ---------          ----------

Net income                                                     $  25,420           $ 104,015           $  67,362          $  187,153
                                                               ---------           ---------           ---------          ----------

Earnings per share:
  Basic                                                        $     .18           $     .71           $     .47          $     1.28
  Diluted                                                      $     .17           $     .63           $     .45          $     1.14

Weighted average number of common shares outstanding:
  Basic                                                          143,188             146,539             142,079             146,617
                                                               ---------           ---------           ---------          ----------
  Diluted                                                        150,451             173,309             148,556             171,796
                                                               ---------           ---------           ---------          ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                    2002                2001
                                                                                 ---------           ---------
(IN THOUSANDS)
Cash flows from operating activities:
Net income                                                                       $  67,362           $ 187,153
Adjustments to net income:
   Depreciation and amortization                                                    91,665              94,476
   Deferred income taxes                                                            15,764              85,722
   Deferred financing costs amortization                                             2,196                 430
   Discount amortization on zero coupon debentures                                  15,270              14,787
   Losses (gains) on disposition of long-term assets                                   828              (4,988)
   Gains on marketable securities                                                   (2,950)             (7,215)
   Foreign currency transaction gains                                               (2,307)               (297)
   Equity in earnings from unconsolidated affiliates, net of dividends             (13,511)            (17,442)
   Loss on early extinguishment of debt                                                202                  --
   Other                                                                               (15)                411
Increase (decrease), net of effects from acquisitions, from changes in:
   Accounts receivable                                                              86,883            (127,863)
   Inventory and supplies                                                            1,940                (302)
   Prepaid expenses and other current assets                                       (10,882)             (3,878)
   Other long-term assets                                                            5,565             (11,467)
   Trade accounts payable and accrued liabilities                                  (52,059)             20,261
   Income taxes payable                                                             (1,281)              1,440
   Other long-term liabilities                                                      (9,985)              9,729
                                                                                 ---------           ---------
Net cash provided by operating activities                                          194,685             240,957
                                                                                 ---------           ---------

Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale                          (24,253)           (441,279)
   Sales of marketable securities, available-for-sale                               94,526              28,193
   Cash received from dispositions of long-term assets                               4,923               7,486
   Cash paid for acquisitions of businesses, net                                  (116,668)                 --
   Capital expenditures                                                           (198,072)           (319,797)
                                                                                 ---------           ---------
Net cash used for investing activities                                            (239,544)           (725,397)
                                                                                 ---------           ---------

Cash flows from financing activities:
   Decrease (increase) in restricted cash                                              867                 (33)
   Proceeds from long-term borrowings                                                   --             840,338
   Reduction of long-term borrowings                                               (21,462)             (3,556)
   Debt issuance costs                                                                  --             (12,879)
   Common stock transactions                                                         8,328               7,724
   Treasury stock transactions                                                          --            (111,580)
                                                                                 ---------           ---------
Net cash (used for) provided by financing activities                               (12,267)            720,014
                                                                                 ---------           ---------

Effect of exchange rate changes on cash and cash equivalents                         1,716                   6
                                                                                 ---------           ---------

Net (decrease) increase in cash and cash equivalents                               (55,410)            235,580
Cash and cash equivalents, beginning of period                                     198,443             197,312
                                                                                 ---------           ---------
Cash and cash equivalents, end of period                                         $ 143,033           $ 432,892
                                                                                 ---------           ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                      ACCUMULATED OTHER
                                                                    COMPREHENSIVE INCOME
                                                                -----------------------------
                                                                  UNREALIZED
                                                                    GAINS
                                 COMMON SHARES     CAPITAL IN     (LOSSES)        CUMULATIVE                              TOTAL
                               -----------------    EXCESS OF   ON MARKETABLE     TRANSLATION    RETAINED    TREASURY  STOCKHOLDERS'
(IN THOUSANDS)                  SHARES   PAR VALUE  PAR VALUE     SECURITIES       ADJUSTMENT    EARNINGS     STOCK       EQUITY
                               ----------------------------------------------------------------------------------------------------
Balances, December 31, 2000    147,155   $ 14,715  $1,145,847      $  15,897       $ (8,803)   $  643,629    $  (4,817)  $1,806,468
                               ----------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                                                     187,153                   187,153
   Translation adjustment                                                               559                                     559
   Unrealized losses on
      marketable securities,
      net of income taxes:
      Unrealized holding
         losses arising
         during the period,
         net of income
         tax benefit of $1,097                                        (1,868)                                                (1,868)
      Less: reclassification
         adjustment for gains
         included in net
         income, net of income
         taxes of $1,848                                              (3,146)                                                (3,146)
                               ----------------------------------------------------------------------------------------------------
       Total comprehensive
         income                      -          -           -         (5,014)           559       187,153            -      182,698
                               ----------------------------------------------------------------------------------------------------

Issuance of common shares for
  stock options exercised          521         52       7,672                                                                 7,724
Tax effect of stock
  option deductions                                   (20,398)                                                              (20,398)
Repurchase of common shares                           (42,311)                                                 (69,269)    (111,580)
                               ----------------------------------------------------------------------------------------------------
     Subtotal                      521         52     (55,037)             -              -             -      (69,269)    (124,254)
                               ----------------------------------------------------------------------------------------------------
Balances, June 30, 2001        147,676   $ 14,767  $1,090,810      $  10,883       $ (8,244)   $  830,782    $ (74,086)  $1,864,912
                               ----------------------------------------------------------------------------------------------------
Balances, December 31, 2001    147,711   $ 14,771  $1,091,536      $  12,410       $ (9,150)   $1,001,079    $(252,780)  $1,857,866
                               ----------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                                                      67,362                    67,362
   Translation adjustment                                                            23,866                                  23,866
   Unrealized losses on
      marketable securities,
      net of income taxes:
      Unrealized holding
         losses arising
         during the period,
         net of income
         tax benefit of $2,410                                        (4,103)                                                (4,103)
      Less: reclassification
         adjustment for gains
         included in net
         income, net of income
         taxes of $434                                                  (740)                                                  (740)
                               ----------------------------------------------------------------------------------------------------
       Total comprehensive
         income                      -          -           -         (4,843)        23,866        67,362            -       86,385
                               ----------------------------------------------------------------------------------------------------
Issuance of common shares for
   stock options exercised         641         64       8,264                                                                 8,328
Issuance of common shares in
   connection with the Bayard
   warrants exercised               18          2          (2)                                                                    -
Issuance of common shares in
   connection with Enserco
   acquisition                   2,638        264     162,497                                                               162,761
Nabors Exchangeco shares
   exchanged                       182         18         (18)                                                                    -
Tax effect of stock
   option deductions                                   48,503                                                                48,503

Retirement of treasury stock    (6,822)      (682)    (59,172)                                   (192,926)     252,780            -
Change in par value                       (14,293)     14,293                                                                     -
                               ----------------------------------------------------------------------------------------------------
     Subtotal                   (3,343)   (14,627)    174,365              -              -      (192,926)     252,780      219,592
                               ----------------------------------------------------------------------------------------------------
Balances, June 30, 2002        144,368   $    144  $1,265,901      $   7,567       $ 14,716    $  875,515            -   $2,163,843
                               ----------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  RECENT CORPORATE REORGANIZATION

         Effective June 24, 2002, Nabors Industries Ltd., a Bermuda exempted company (Nabors), became the successor to Nabors Industries, Inc., a Delaware corporation (Nabors Delaware), following a corporate reorganization. The reorganization was accomplished through the merger of an indirect, newly formed Delaware subsidiary owned by Nabors into Nabors Delaware. Nabors Delaware was the surviving company in the merger and became a wholly-owned, indirect subsidiary of Nabors. Upon consummation of the merger, all outstanding shares of Nabors Delaware common stock automatically converted into the right to receive Nabors common shares, with the result that the shareholders of Nabors Delaware on the date of the merger became the shareholders of Nabors. Nabors and its subsidiaries continue to conduct the businesses previously conducted by Nabors Delaware and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, it did not result in any changes to the consolidated amounts of assets, liabilities and stockholders' equity.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP. Nabors is the successor to Nabors Delaware following a corporate reorganization, as described in Note 1. Pursuant to the rules and regulations of the US Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2001. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2002, and the results of our operations, for each of the three-month and six-month periods ended June 30, 2002 and 2001 and our consolidated statements of changes in stockholders' equity and of cash flows for each of the six-month periods ended June 30, 2002 and 2001, in accordance with US GAAP. Interim results for the six months ended June 30, 2002 may not be indicative of results that will be realized for the full year ending December 31, 2002.

         Our independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the US Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

Principles of Consolidation

         Our consolidated financial statements include the accounts of Nabors and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

         Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as earnings from unconsolidated affiliates in the consolidated statements of income, and our investment in these entities is carried as a single amount in the consolidated balance sheets. Investments in net assets of affiliated entities accounted for using the equity method totaled $58.9 million and $55.1 million as of June 30, 2002 and December 31, 2001, respectively, and are included in other long-term assets in the consolidated balance sheets.

Reclassifications

         Certain immaterial reclassifications have been made to prior periods to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows (See Recent Accounting Pronouncements).

Property, Plant and Equipment

         Effective October 1, 2001, we changed the depreciable lives of our drilling and workover rigs from 4,200 to 4,900 active days, our jackup rigs from 4,200 to 8,030 active days and certain other drilling equipment to better reflect the estimated useful lives of these assets. The effect of this change in accounting estimate was accounted for on a prospective basis beginning October 1, 2001 and increased net income by approximately $5.1 million ($.03 per diluted share) for the current quarter and approximately $10.7 million ($.07 per diluted share) for the six months ended June 30, 2002.

Foreign Currency Risk

         We operate in a number of international areas and are involved in transactions denominated in currencies other than US dollars, which exposes us to foreign exchange rate risk. The most significant exposures arise in connection with our operations in Canada and Saudi Arabia, which usually are substantially unhedged. In Saudi Arabia, upon renewal of our contracts, we have been converting riyal-denominated contracts to US dollar-denominated contracts in order to reduce our exposure to the Saudi riyal even though that currency has been pegged to the US dollar at a rate of 3.745 Saudi riyal to 1.00 US dollar since 1986. We cannot guarantee that we will be able to convert future riyal-denominated contracts to US dollar-denominated contracts or that the riyal exchange rate will continue in effect as in the past.

         At various times, we utilize local currency borrowings (foreign currency denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate.

         On March 26, 2002, in anticipation of closing the Enserco acquisition discussed in Note 3, we entered into two foreign exchange contracts with a total notional value of Cdn. $115.9 million and maturity dates of April 29, 2002. Additionally, on April 9, 2002, we entered into a third foreign exchange contract with a notional value of Cdn. $50.0 million maturing April 29, 2002. The notional amounts of these contracts were used to fund the cash portion of the Enserco acquisition purchase price. The notional amounts of these contracts represented the amount of foreign currency purchased at maturity and did not represent our exposure on these contracts. Although such contracts served as an economic hedge against our foreign currency risk related to the cash portion of the acquisition cost, we accounted for these contracts as speculative as required by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and therefore marked them to market as of March 31, 2002. We recorded a US $.17 million loss in our statement of income as of March 31, 2002. Upon maturity of these foreign exchange contracts on April 29, 2002, we recognized a gain of approximately US $1.95 million in our statement of income for the three months ended June 30, 2002.

Recent Accounting Pronouncements

         SFAS No. 142, "Goodwill and Other Intangible Assets", addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and intangible assets with indefinite lives no longer will be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for those intangible assets with finite lives no longer will be limited to 40 years. The effect of no longer amortizing goodwill would have increased net income by approximately $1.1 million ($.01 per diluted share) for the prior year quarter and approximately $2.3 million ($.01 per diluted share) for the six months ended June 30, 2001.

         We adopted SFAS 142 effective January 1, 2002 and during the current quarter, we performed our initial goodwill impairment assessment as required. As part of that assessment, we determined that our 11 business units represent our reporting units as defined by SFAS 142. We determined the aggregate carrying values and fair values of all such reporting units, both of which were measured as of the January 1, 2002 adoption date. We calculated the fair value of each reporting unit based on discounted cash flows and determined there was no goodwill impairment.

         We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002, as required. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Due to the nature of our business, this new accounting pronouncement had no impact on our reported results of operations or financial position.

         We adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective April 1, 2002. Due to the nature of our business, Financial Accounting Standards Board (FASB) 44, 64 and Amendment of FASB 13 are not applicable. SFAS 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and states that gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". APB 30 defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Accordingly, we no longer classify gains and losses from extinguishment of debt that are usual and frequent as extraordinary items and we reclassified to other income any similar debt extinguishment items that had been reported as extraordinary items in prior accounting periods. In conjunction with adopting SFAS 145 we reclassified an extraordinary loss recorded during the first quarter of the year totaling $.13 million, net of taxes of $.08 million, to other income with the related income tax component reclassified to income tax expense.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities initiated after January 1, 2003. This statement does not currently impact Nabors.

         We adopted Emerging Issues Task Force (EITF) No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", in the current quarter. Previously, we recognized reimbursements received as a reduction to the related direct costs. EITF 01-14 requires that reimbursements received be included in operating revenues and "out-of-pocket" expenses be included in direct costs. Accordingly, reimbursements received from our customers have been reclassified to revenues for all periods presented. The effect of adopting EITF 01-14 increased operating revenues and direct costs from previously reported amounts by $12.9 million and $16.7 million for the three months ended June 30, 2002 and 2001, and $28.0 million and $33.8 million for the six months ended June 30, 2002 and 2001, respectively.

NOTE 3   ACQUISITIONS

         On March 18, 2002, we acquired, for cash, 20.5% of the issued and outstanding shares of Enserco Energy Service Company, Inc., a Canadian publicly-held corporation, for Cdn. $15.50 per share for a total price of Cdn. $83.2 million (US $52.6 million). At March 31, 2002, our investment in Enserco was accounted for using the equity method of accounting.

         On April 26, 2002, we completed our acquisition of Enserco by purchasing their remaining outstanding shares for Cdn. $15.65 per share by paying cash of Cdn. $100.1 million (US $64.1 million) and by issuing 2,638,526 shares of Nabors Delaware common stock and 910,556 shares of exchangeable stock of Nabors Exchangeco (Canada) Inc., an indirect wholly-owned Canadian subsidiary of Nabors Delaware. The Nabors Exchangeco shares are exchangeable for Nabors common shares on a one-for-one basis. Additionally, these exchangeable shares have essentially identical rights as Nabors common shares, including but not limited to voting rights and the right to receive dividends, if any. The value of the Nabors Delaware and Nabors Exchangeco shares issued totaled Cdn. $254.2 million, or US $162.8 million. Enserco's results of operations were consolidated into ours commencing on April 26, 2002. In addition, we assumed Enserco debt totaling Cdn. $33.4 million (US $21.3 million). The Enserco purchase price has been allocated based on preliminary estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately US $100 million. The purchase price allocation for the Enserco acquisition is subject to adjustment as additional information becomes available and will be finalized by December 31, 2002.

         Enserco provided land drilling, well-servicing and workover services in Canada and operated a fleet of 193 well-servicing rigs and 30 drilling rigs on the acquisition date. The Enserco acquisition increases our position in Canada with assets that are relatively new and in excellent condition, allowing us to provide services to many of our key US customers who have increased their presence in Canada as it has become even more strategic to the North American gas supply market.

         In late June 2002, Nabors acquired the RBF 209 for approximately $21 million. This 200 foot, mat support, cantilever jackup has been renamed Nabors Rig 659. It is being upgraded at a cost of approximately $4.5 million for work on a 4.5 year contract in Mexico for PEMEX commencing September 2002.

NOTE 4   LONG-TERM DEBT

         During the six months ended June 30, 2002, we purchased $.6 million face value of our 8-5/8% senior subordinated notes due April 2008 in the open market at a price of 108%. In addition, we purchased $4.7 million face value of our 6.8% senior unsecured notes due April 2004 in the open market at a price of 104%. Upon settlement of these transactions, we paid $5.7 million and recognized a pretax loss of approximately $.2 million, resulting from the repurchases of these notes at prices higher than the amounts recorded on our books. Additionally, we paid off Cdn. $21.0 million (US $13.2 million) of the debt assumed in the Enserco acquisition. In the first quarter of 2002, we made a $2.5 million scheduled principal payment relating to our medium-term notes.

         As a result of the reorganization, discussed in Note 1, we may have failed to comply with a covenant contained in our $200 million credit facility agreement and a related $30 million letter of credit facility. At the time of the default, there were no outstanding borrowings on the $200 million unsecured revolving credit facility and approximately $23 million outstanding on the related letter of credit facility. Since the $200 million credit facility was scheduled to mature on September 5, 2002 and we had cash, short-term and long-term marketable securities balances as of July 31, 2002 totaling $814.3 million, we have notified the bank that we are terminating the facility. We plan on replacing this credit facility with a similar facility during the fourth quarter of 2002. The bank has provided a waiver on the letter of credit facility.

NOTE 5   COMMON SHARES

         In conjunction with our acquisition of Enserco during April, Nabors Delaware issued 2,638,526 shares of Nabors Delaware common stock and 910,556 shares of exchangeable stock of Nabors Exchangeco (Canada) Inc. that is now exchangeable for our common shares on a one-for-one basis (Note 3). The exchangeable stock has been recorded as an increase in capital in excess of par value. Subsequent to the acquisition 181,789 Exchangeco shares have been exchanged, resulting in approximately 728,767 exchangeable shares outstanding as of June 30, 2002.

         As a result of the corporate reorganization (Note 1), the authorized share capital of Nabors consists of 400 million common shares, par value $.001 per share, and 25 million preferred shares, par value $.001 per share. Common shares issued were 144,368,390 at $.001 par value at June 30, 2002 compared to 144,368,390 at $.10 par value immediately preceding the reorganization. The decrease in par value of common stock from $.10 to $.001 is recorded as an increase to capital in excess of par value and a decrease in common shares in our Consolidated Financial Statements.

         In conjunction with the reorganization, 6.8 million shares of treasury stock outstanding were retired, as Bermuda law does not recognize the concept of treasury stock. The effect of this retirement reduced common shares by $.7 million, capital in excess of par value by $59.2 million and retained earnings by $192.9 million.

NOTE 6  COMMITMENTS AND CONTINGENCIES

Capital Expenditures

         As of June 30, 2002, we had outstanding capital expenditure purchase commitments of approximately $36.0 million primarily for rig-related enhancing and sustaining capital expenditures.

Contingencies

         Self Insurance Accruals. Nabors is self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. Effective April 1, 2002, our exposure (that is our deductible) per occurrence ranges from $1.0 million for workers' compensation to between $2.0 million and $5.0 million for employer liability, Jones Act and general liability and $10.0 million for rig physical damage. Therefore, we are self-insured for rigs with replacement values less than $10.0 million. As a result, if a Nabors' rig with a net book value of $9.0 million was destroyed, we would record a $9.0 million loss in the period in which the loss event occurred. In previous years, we had physical damage insurance for essentially all of our rigs, with a substantially lower deductible of $.25 million per occurrence. Thus, historically we have not recorded material losses in our financial statements related to the destruction of one of our rigs. We have purchased stop-loss coverage in order to limit our aggregate exposure to certain physical damage claims for insured rigs, that is those rigs with replacement values in excess of $10.0 million. The effect of this coverage is that our maximum physical damage loss on insured rigs would be $20.0 million plus $1.0 million per occurrence. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.

         Litigation. In Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division, the class action lawsuit against our offshore drilling subsidiaries alleging, among other things, conspiracy to depress wages and benefits paid to our offshore employees, we have reached a settlement, which was approved by the court on April 22, 2002. The settlement payment was made in the second quarter, and the amount paid by Nabors' subsidiaries was not material to Nabors.

         On May 23, 2002, Steve Rosenberg, an individual shareholder of the company, filed a complaint against the company and its directors in the United States District Court for the Southern District of Texas (Civil Action No. 02-1942), alleging that Nabors' May 10, 2002 proxy statement/prospectus contained certain material misstatements and omissions in violation of federal securities laws and state law. Nabors' May 10, 2002 proxy statement/prospectus was sent to shareholders in connection with the special meeting to consider and vote on Nabors' proposed reorganization and effective reincorporation in Bermuda. The AFL-CIO moved to intervene in Civil Action No. 02-1942 and filed a complaint containing similar allegations. On June 5, 2002, Marilyn Irey, an individual shareholder of the company, filed a complaint in the United States District Court for the Southern District of Texas (Civil Action No. 02-2108) that is nearly identical to Steve Rosenberg's complaint. The three shareholders requested that the Court either enjoin the closing of the shareholder vote on the scheduled date or the effectuation of the reorganization. In addition, two of the shareholders (Steve Rosenberg and Marilyn Irey) purported to bring a class action on behalf of all shareholders, alleging that Nabors and its directors violated their state law fiduciary duties by making these alleged misstatements and omissions. These two shareholders, on behalf of their purported class, seek monetary damages for their state law claims. Since the beginning of the litigation, two of the shareholders (Steve Rosenberg and the AFL-CIO) have amended their complaints, but have not added any substantive allegations.

         On June 13, 2002, the Court granted the AFL-CIO's motion to intervene. On June 15, 2002, the Court denied a motion for temporary restraining order brought by two of the shareholders (Steve Rosenberg and the AFL-CIO) in their attempts to prevent the closing of Nabors' reorganization and its effective reincorporation in Bermuda. On July 2, 2002, the Court granted an agreed motion to consolidate Civil Action No. 02-2108 into Civil Action No. 02-1942. Nabors and its directors have moved to dismiss the lawsuits of all three shareholders, and that motion is currently pending. Nabors and its directors believe that the allegations in this lawsuit are without merit, and Nabors and its directors will defend vigorously the claims brought against them. We are unable, however, to predict the outcome of this action or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in our favor.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.

NOTE 7  EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                               THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                 2002              2001              2002              2001
                                                               --------          --------          --------          --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (numerator):
   Net income - basic                                          $ 25,420          $104,015          $ 67,362          $187,153
   Add interest expense on assumed conversion of our
     zero coupon convertible senior debentures,
     net of tax (1):
        $825 million due 2020                                        --             2,009                --             4,005
        $1.381 billion due 2021                                      --             3,311                --             5,311
                                                               --------          --------          --------          --------
      Adjusted net income - diluted                            $ 25,420          $109,335          $ 67,362          $196,469
                                                               --------          --------          --------          --------
Earnings per share:
      Basic                                                    $    .18          $    .71          $    .47          $   1.28
      Diluted                                                  $    .17          $    .63          $    .45          $   1.14

Shares (denominator):
   Weighted average number of shares outstanding-basic (1)      143,188           146,539           142,079           146,617
   Net effect of dilutive stock options and warrants based
      on the treasury stock method                                7,263             8,140             6,477             8,438
   Assumed conversion of our zero coupon
      convertible senior debentures (2):
        $825 million due 2020                                        --             8,859                --             8,859
        $1.381 billion due 2021                                      --             9,771                --             7,882
                                                               --------          --------          --------          --------
Weighted average number of shares outstanding-diluted           150,451           173,309           148,556           171,796
                                                               --------          --------          --------          --------

(1) Includes the weighted average number of common shares of Nabors and the weighted average number of exchangeable shares of Nabors Exchangeco (Canada) Inc. issued as part of the Enserco acquisition.
(2) Diluted earnings per share for the three months and six months ended June 30, 2001 reflects the assumed conversion of our $825 million and $1.381 billion zero coupon convertible senior debentures, as the conversion in those periods would have been dilutive. Diluted earnings per share for the three months and six months ended June 30, 2002 does not reflect the assumed conversion of our $825 million and $1.381 billion zero coupon convertible senior debentures, as the conversion in those periods would have been anti-dilutive.

NOTE 8  SUPPLEMENTAL INCOME STATEMENT INFORMATION

        Other income, net includes the following:

                                                   THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                     2002               2001               2002               2001
                                                   --------           --------           --------           --------
(IN THOUSANDS)

Gains on marketable securities                     $    475           $  3,354           $  2,950           $  7,215
(Losses) gains on disposition of long-term assets      (722)              (189)              (828)             4,988
Foreign currency transaction gains (losses)           2,524               (185)             2,307                297
Corporate reorganization expense                     (1,316)                --             (3,358)                --
Other                                                 1,688                 76              2,075               (176)
                                                   --------           --------           --------           --------
                                                   $  2,649           $  3,056           $  3,146           $ 12,324
                                                   --------           --------           --------           --------

NOTE 9  SEGMENT INFORMATION

        The following table sets forth financial information with respect to our reportable segments:

                                                   THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                  2002                  2001                  2002                  2001
                                                -----------           -----------           -----------           -----------
(IN THOUSANDS)
Operating revenues and Earnings from
   unconsolidated affiliates:
   Contract drilling(1)                         $   326,173           $   572,687           $   684,605           $ 1,075,921
   Manufacturing and logistics(2)                    40,214                74,168                79,933               138,940
   Other(3)                                          (9,869)              (35,375)              (21,183)              (62,214)
                                                -----------           -----------           -----------           -----------
     Total                                      $   356,518           $   611,480           $   743,355           $ 1,152,647
                                                -----------           -----------           -----------           -----------

Income derived from operating activities:(4)
   Contract drilling(1)                         $    39,719           $   145,846           $   100,889           $   259,059
   Manufacturing and logistics(2)                     7,235                27,769                16,441                50,701
   Other(5)                                          (9,434)              (12,729)              (18,753)              (24,845)
                                                -----------           -----------           -----------           -----------
     Total                                      $    37,520           $   160,886           $    98,577           $   284,915
Interest expense                                    (14,418)              (14,513)              (29,033)              (26,977)
Interest income                                       8,142                15,676                17,393                28,936
Other income, net                                     2,649                 3,056                 3,146                12,324
                                                -----------           -----------           -----------           -----------
     Income before income taxes                 $    33,893           $   165,105           $    90,083           $   299,198
                                                -----------           -----------           -----------           -----------

                                                                   JUNE 30,           DECEMBER 31,
                                                                     2002                2001
                                                                 -----------          -----------
Total assets:
   Contract drilling (6)                                         $ 3,271,637          $ 2,872,534
   Manufacturing and logistics (7)                                   310,448              311,629
   Other (5)                                                         850,693              967,752
                                                                 -----------          -----------
      Total                                                      $ 4,432,778          $ 4,151,915
                                                                 -----------          -----------

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $7.1 million and $4.2 million for the three-month periods ended June 30, 2002 and 2001, and $13.5 million and $8.4 million for the six-month periods ended June 30, 2002 and 2001, respectively.
(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $3.3 million and $5.8 million for the three-month periods ended June 30, 2002 and 2001, and $7.9 million and $11.8 million for the six-month periods ended June 30, 2002 and 2001, respectively.
(3)  Includes the elimination of inter-segment manufacturing and logistics sales.
(4) Income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America. However, management does evaluate the performance of its business units and the consolidated company based on income derived from operating activities because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company.
(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.
(6) Includes $26.5 million and $22.3 million of investments in unconsolidated affiliates, accounted for by the equity method, at June 30, 2002 and December 31, 2001, respectively.
(7) Includes $32.4 million and $32.8 million of investments in unconsolidated affiliates, accounted for by the equity method, at June 30, 2002 and December 31, 2001, respectively.

NOTE 10  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         In connection with the corporate reorganization discussed in Note 1, Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware at the effective time of the merger. The following condensed consolidated financial information for Nabors as Parent-Guarantor, Nabors Delaware as Issuer, and all their other subsidiaries is included so that separate financial statements of Nabors Delaware are not required to be filed with the US Securities and Exchange Commission. The condensed consolidating financial statements present Nabors and Nabors Delaware investments in their subsidiaries using the equity method of accounting.
Condensed Consolidating Balance Sheet

                                                                                     June 30, 2002
                                                    --------------------------------------------------------------------------------
                                                                         Nabors          Other        Consolidating
                                                        Nabors          Delaware      Subsidiaries     Adjustments        Total
                                                    --------------   --------------  --------------   --------------  --------------
(IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                         $       25      $       12       $  142,996      $         --       $  143,033
   Marketable securities                                     --              --          409,550                --          409,550
   Accounts receivable, net                                  --              --          297,261                --          297,261
   Inventory and supplies                                    --              --           16,592                --           16,592
   Prepaid expenses and other current assets                 --              25          120,862                --          120,887
                                                     ----------      ----------       ----------      ------------       ----------
     Total current assets                                    25              37          987,261                --          987,323

Marketable securities                                        --              --          236,915                --          236,915
Investments in affiliates                               176,921       2,815,306        1,862,436        (4,795,766)          58,897
Property, plant and equipment, net                           --              --        2,787,503                --        2,787,503
Goodwill, net                                                --              --          304,377                --          304,377
Intercompany receivables                              1,986,897       2,028,410               --        (4,015,307)              --
Other long-term assets                                       --          11,043           46,720                --           57,763
                                                     ----------      ----------       ----------      ------------       ----------
     Total assets                                    $2,163,843      $4,854,796       $6,225,212      $ (8,811,073)      $4,432,778
                                                     ==========      ==========       ==========      ============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                         --              --            3,565                --            3,565
   Trade accounts payable                                    --              20          107,608                --          107,628
   Accrued liabilities                                       --           2,607          134,343                --          136,950
   Income taxes payable                                      --            (189)          31,636                --           31,447
                                                     ----------      ----------       ----------      ------------       ----------
     Total current liabilities                               --           2,438          277,152                --          279,590

Long-term debt                                               --       1,534,460           47,723                --        1,582,183
Other long-term liabilities                                  --              --          100,731                --          100,731
Deferred income taxes                                        --         (78,610)         385,041                --          306,431
Intercompany payables                                        --              --        4,015,307        (4,015,307)              --
                                                     ----------      ----------       ----------      ------------       ----------
     Total liabilities                                       --       1,458,288        4,825,954        (4,015,307)       2,268,935
                                                     ----------      ----------       ----------      ------------       ----------
Stockholders' equity                                  2,163,843       3,396,508        1,399,258        (4,795,766)       2,163,843
                                                     ----------      ----------       ----------      ------------       ----------
     Total liabilities and stockholders' equity      $2,163,843      $4,854,796       $6,225,212      $ (8,811,073)      $4,432,778
                                                     ==========      ==========       ==========      ============       ==========

                                                                                   December 31, 2001
                                                    --------------------------------------------------------------------------------
                                                                         Nabors          Other         Consolidating
                                                       Nabors(1)        Delaware      Subsidiaries      Adjustments       Total
                                                    --------------   --------------  --------------   --------------  --------------
(IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                         $       --      $    2,201       $  196,242      $        --      $  198,443
   Marketable securities                                     --              --          343,169               --         343,169
   Accounts receivable, net                                  --              --          361,086               --         361,086
   Inventory and supplies                                    --              --           18,515               --          18,515
   Prepaid expenses and other current assets                 --             417          109,316               --         109,733
                                                     ----------      ----------       ----------      -----------      ----------
     Total current assets                                    --           2,618        1,028,328               --       1,030,946

Marketable securities                                        --              --          377,025               --         377,025
Investments in affiliates                                    13       1,428,593           55,141       (1,428,606)         55,141
Property, plant and equipment, net                           --              --        2,433,247               --       2,433,247
Goodwill, net                                                --              --          199,048               --         199,048
Intercompany receivables                                     --       1,916,919               --       (1,916,919)             --
Other long-term assets                                       --          13,574           42,934               --          56,508
                                                     ----------      ----------       ----------      -----------      ----------
     Total assets                                    $       13      $3,361,704       $4,135,723      $(3,345,525)     $4,151,915
                                                     ==========      ==========       ==========      ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                         --              --            2,510               --           2,510
   Trade accounts payable                                    --              23          131,798               --         131,821
   Accrued liabilities                                       --           4,372          163,650               --         168,022
   Income taxes payable                                      --            (189)          27,966               --          27,777
                                                     ----------      ----------       ----------      -----------      ----------
     Total current liabilities                               --           4,206          325,924               --         330,130

Long-term debt                                               --       1,523,915           43,701               --       1,567,616
Other long-term liabilities                                  --              --          110,902               --         110,902
Deferred income taxes                                        --         (24,283)         309,684               --         285,401
Intercompany payables                                         1              --        1,916,918       (1,916,919)             --
                                                     ----------      ----------       ----------      -----------      ----------
     Total liabilities                                        1       1,503,838        2,707,129       (1,916,919)      2,294,049
                                                     ----------      ----------       ----------      -----------      ----------
Stockholders' equity                                         12       1,857,866        1,428,594       (1,428,606)      1,857,866
                                                     ----------      ----------       ----------      -----------      ----------
     Total liabilities and stockholders' equity      $       13      $3,361,704       $4,135,723      $(3,345,525)     $4,151,915
                                                     ==========      ==========       ==========      ===========      ==========

(1) Non-Parent, Non-Guarantor

Condensed Consolidating Income Statement

                                                                        Three months ended June 30, 2002
                                                     -------------------------------------------------------------------------
                                                                       Nabors         Other        Consolidating
                                                       Nabors         Delaware     Subsidiaries     Adjustments        Total
                                                      ---------      ---------     ------------     -----------      ---------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues                                 $      --      $      --       $ 346,088       $      --       $ 346,088
   Earnings from unconsolidated affiliates                   --             --          10,430              --          10,430
   Earnings from consolidated affiliates                 22,166         22,126              --         (44,292)             --
   Interest income                                           --             (5)          8,147              --           8,142
   Intercompany interest income                           3,261         13,516              --         (16,777)             --
   Other income, net                                         --            633           2,016              --           2,649
                                                      ---------      ---------       ---------       ---------       ---------
     Total revenues and other income                     25,427         36,270         366,681         (61,069)        367,309
                                                      ---------      ---------       ---------       ---------       ---------
Costs and other deductions:
   Direct costs                                              --             --         238,190              --         238,190
   General and administrative expenses                        7            126          32,691              --          32,824
   Depreciation and amortization                             --             --          47,984              --          47,984
   Interest expense                                          --         13,954             464              --          14,418
   Intercompany interest expense                             --             --          16,777         (16,777)             --
                                                      ---------      ---------       ---------       ---------       ---------
     Total costs and other deductions                         7         14,080         336,106         (16,777)        333,416
                                                      ---------      ---------       ---------       ---------       ---------
Income before income taxes                               25,420         22,190          30,575         (44,292)         33,893
                                                      ---------      ---------       ---------       ---------       ---------

Income taxes:
   Current                                                   --             --           2,514              --           2,514
   Deferred                                                  --             24           5,935              --           5,959
                                                      ---------      ---------       ---------       ---------       ---------
     Total income taxes                                      --             24           8,449              --           8,473
                                                      ---------      ---------       ---------       ---------       ---------
Net income                                            $  25,420      $  22,166       $  22,126       $ (44,292)      $  25,420
                                                      =========      =========       =========       =========       =========

                                                                    Three months ended June 30, 2001
                                                ------------------------------------------------------------------------
                                                                 Nabors          Other        Consolidating
                                                 Nabors(1)      Delaware      Subsidiaries     Adjustments       Total
                                                ----------      ---------     ------------     -----------     ---------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues                           $      --       $      --      $ 601,484      $       --       $ 601,484
   Earnings from unconsolidated affiliates             --              --          9,996              --           9,996
   Earnings from consolidated affiliates               --         100,066             --        (100,066)             --
   Interest income                                     --              16         15,660              --          15,676
   Intercompany interest income                        --          20,581             --         (20,581)             --
   Other income, net                                   --            (280)         3,336              --           3,056
                                                ---------       ---------      ---------      ----------       ---------
     Total revenues and other income                   --         120,383        630,476        (120,647)        630,212
                                                ---------       ---------      ---------      ----------       ---------

Costs and other deductions:
   Direct costs                                        --              --        366,034              --         366,034
   General and administrative expenses                 --              73         33,741              --          33,814
   Depreciation and amortization                       --              --         50,746              --          50,746
   Interest expense                                    --          13,976            537              --          14,513
   Intercompany interest income                        --              --         20,581         (20,581)             --
                                                ---------       ---------      ---------      ----------       ---------
     Total costs and other deductions                  --          14,049        471,639         (20,581)        465,107
                                                ---------       ---------      ---------      ----------       ---------
Income before income taxes                             --         106,334        158,837        (100,066)        165,105
                                                ---------       ---------      ---------      ----------       ---------
Income taxes:
   Current                                             --              --         11,388              --          11,388
   Deferred                                            --           2,319         47,383              --          49,702
                                                ---------       ---------      ---------      ----------       ---------
     Total income taxes                                --           2,319         58,771              --          61,090
                                                ---------       ---------      ---------      ----------       ---------
Net income                                      $      --       $ 104,015      $ 100,066      $ (100,066)      $ 104,015
                                                =========       =========      =========      ==========       =========

(1) Non-Parent, Non-Guarantor

Condensed Consolidating Income Statement

                                                                    Six months ended June 30, 2002
                                                ------------------------------------------------------------------------
                                                                 Nabors         Other       Consolidating
                                                 Nabors         Delaware     Subsidiaries    Adjustments        Total
                                                ---------      ---------     ------------    -----------       ---------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues                           $      --      $      --       $ 721,959       $      --       $ 721,959
   Earnings from unconsolidated affiliates             --             --          21,396              --          21,396
   Earnings from consolidated affiliates           64,113         65,702              --        (129,815)             --
   Interest income                                     --             15          17,378              --          17,393
   Intercompany interest income                     3,261         27,464              --         (30,725)             --
   Other income, net                                   --         (1,780)          4,926              --           3,146
                                                ---------      ---------       ---------       ---------       ---------
     Total revenues and other income               67,374         91,401         765,659        (160,540)        763,894
                                                ---------      ---------       ---------       ---------       ---------

Costs and other deductions:
   Direct costs                                        --             --         487,623              --         487,623
   General and administrative expenses                 12            268          65,210              --          65,490
   Depreciation and amortization                       --             --          91,665              --          91,665
   Interest expense                                    --         27,954           1,079              --          29,033
   Intercompany interest expense                       --             --          30,725         (30,725)             --
                                                ---------      ---------       ---------       ---------       ---------
     Total costs and other deductions                  12         28,222         676,302         (30,725)        673,811
                                                ---------      ---------       ---------       ---------       ---------

Income before income taxes                         67,362         63,179          89,357        (129,815)         90,083
                                                ---------      ---------       ---------       ---------       ---------

Income taxes:
   Current                                             --             --           6,957              --           6,957
   Deferred                                            --           (934)         16,698              --          15,764
                                                ---------      ---------       ---------       ---------       ---------
     Total income taxes                                --           (934)         23,655              --          22,721
                                                ---------      ---------       ---------       ---------       ---------

Net income                                      $  67,362      $  64,113       $  65,702       $(129,815)      $  67,362
                                                =========      =========       =========       =========       =========

                                                                        Six months ended June 30, 2001
                                                ----------------------------------------------------------------------------
                                                                 Nabors          Other        Consolidating
                                                 Nabors(1)      Delaware      Subsidiaries     Adjustments          Total
                                                ----------     ---------      ------------     -----------        ----------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues                           $      --     $      --       $1,132,404         $      --        $1,132,404
   Earnings from unconsolidated affiliates             --            --           20,243                --            20,243
   Earnings from consolidated affiliates               --       178,940               --          (178,940)               --
   Interest income                                     --            33           28,903                --            28,936
   Intercompany interest income                        --        39,944               --           (39,944)               --
   Other income, net                                   --          (969)          13,293                --            12,324
                                                ---------     ---------       ----------         ---------        ----------
     Total revenues and other income                   --       217,948        1,194,843          (218,884)        1,193,907
                                                ---------     ---------       ----------         ---------        ----------

Costs and other deductions:
   Direct costs                                        --            --          706,356                --           706,356
   General and administrative expenses                 --           191           66,709                --            66,900
   Depreciation and amortization                       --            --           94,476                --            94,476
   Interest expense                                    --        25,781            1,196                --            26,977
   Intercompany interest expense                       --            --           39,944           (39,944)               --
                                                ---------     ---------       ----------         ---------        ----------
     Total costs and other deductions                  --        25,972          908,681           (39,944)          894,709
                                                ---------     ---------       ----------         ---------        ----------

Income before income taxes                             --       191,976          286,162          (178,940)          299,198
                                                ---------     ---------       ----------         ---------        ----------

Income taxes:
   Current                                             --            --           26,323                --            26,323
   Deferred                                            --         4,823           80,899                --            85,722
                                                ---------     ---------       ----------         ---------        ----------
     Total income taxes                                --         4,823          107,222                --           112,045
                                                ---------     ---------       ----------         ---------        ----------

Net income                                      $      --     $ 187,153       $  178,940         $(178,940)       $  187,153
                                                =========     =========       ==========         =========        ==========


(1) Non-Parent, Non-Guarantor

Condensed Consolidating Cash Flow



                                                                                  Six months ended June 30, 2002
                                                              --------------------------------------------------------------------
                                                                               Nabors      Other        Consolidating
                                                                 Nabors       Delaware   Subsidiaries    Adjustments      Total
                                                               ---------     ---------   ------------    -----------    ---------
(IN THOUSANDS)
Net cash provided by (used for) operating activities           $      25     $  (5,469)    $ 200,129       $      --    $ 194,685
                                                               ---------     ---------     ---------       ---------    ---------

Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale             --            --       (24,253)             --      (24,253)
   Sales of marketable securities, available-for-sale                 --            --        94,526              --       94,526
   Cash received from disposition of long-term assets                 --            --         4,923              --        4,923
   Cash paid for acquisitions of businesses, net                      --            --      (116,668)             --     (116,668)
   Capital expenditures                                               --            --      (198,072)             --     (198,072)
                                                               ---------     ---------     ---------       ---------    ---------
Net cash used for investing activities                                --            --      (239,544)             --     (239,544)
                                                               ---------     ---------     ---------       ---------    ---------

Cash flows from financing activities:
   Decrease in restricted cash                                        --            --           867              --          867
   Reduction of long-term borrowings                                  --        (5,048)      (16,414)             --      (21,462)
   Common stock transactions                                          --         8,328            --              --        8,328
                                                               ---------     ---------     ---------       ---------    ---------
Net cash provided by (used for) financing activities                  --         3,280       (15,547)             --      (12,267)
                                                               ---------     ---------     ---------       ---------    ---------

Effect of exchange rate changes on cash and cash equivalents          --            --         1,716              --        1,716
                                                               ---------     ---------     ---------       ---------    ---------

Net increase (decrease) in cash and cash equivalents                  25        (2,189)      (53,246)             --      (55,410)
Cash and cash equivalents, beginning of period                        --         2,201       196,242              --      198,443
                                                               ---------     ---------     ---------       ---------    ---------
Cash and cash equivalents, end of period                       $      25     $      12     $ 142,996       $      --    $ 143,033
                                                               =========     =========     =========       =========    =========


                                                                                Six months ended June 30, 2001
                                                              --------------------------------------------------------------------
                                                                               Nabors      Other        Consolidating
                                                               Nabors(1)      Delaware   Subsidiaries    Adjustments      Total
                                                               ---------     ---------   ------------    -----------    ---------
(IN THOUSANDS)
Net cash (used for) provided by operating activities           $      --     $(736,427)    $ 977,384       $      --    $ 240,957
                                                               ---------     ---------     ---------       ---------    ---------

Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale             --            --      (441,279)             --     (441,279)
   Sales of marketable securities, available-for-sale                 --            --        28,193              --       28,193
   Cash received from disposition of long-term assets                 --            --         7,486              --        7,486
   Capital expenditures                                               --            --      (319,797)             --     (319,797)
                                                               ---------     ---------     ---------       ---------    ---------
Net cash used for investing activities                                --            --      (725,397)             --     (725,397)
                                                               ---------     ---------     ---------       ---------    ---------

Cash flows from financing activities:
   Increase in restricted cash                                        --            --           (33)             --          (33)
   Proceeds from long-term borrowings                                 --       840,335             3              --      840,338
   Reduction of long-term borrowings                                  --            --        (3,556)             --       (3,556)
   Debt issuance costs                                                --            --       (12,879)             --      (12,879)
   Common stock transactions                                          --         7,724            --              --        7,724
   Treasury stock transactions                                        --      (111,580)           --              --     (111,580)
                                                               ---------     ---------     ---------       ---------    ---------
Net cash provided by (used for) financing activities                  --       736,479       (16,465)             --      720,014
                                                               ---------     ---------     ---------       ---------    ---------

Effect of exchange rate changes on cash and cash equivalents          --            --             6              --            6
                                                               ---------     ---------     ---------       ---------    ---------

Net increase in cash and cash equivalents                             --            52       235,528              --      235,580
Cash and cash equivalents, beginning of period                        --         2,118       195,194              --      197,312
                                                               ---------     ---------     ---------       ---------    ---------
Cash and cash equivalents, end of period                       $      --     $   2,170     $ 430,722       $      --    $ 432,892
                                                               =========     =========     =========       =========    =========

(1) Non-Parent, Non-Guarantor

NOTE 11  SUBSEQUENT EVENTS

Share and Debt Repurchase Programs

         On July 17, 2002, the Board of Directors of Nabors authorized the continuation of the share repurchase program that had begun under Nabors Delaware, and provided that the amount of Nabors common shares authorized for purchase by Nabors going forward was up to $400 million. Under the Nabors Delaware program, Nabors Delaware had acquired an aggregate of approximately $248.0 million of Nabors Delaware common stock, or 6.2 million shares. Pursuant to Bermuda law, any shares, when purchased, will be treated as cancelled, the amount of Nabors' issued capital will be diminished by the nominal value of those shares repurchased and retained earnings will be reduced by the incremental difference between the cost of issuance and the cost of the shares repurchased. A repurchase of shares will not have the effect of reducing the amount of Nabors' authorized share capital. Additionally, the Board approved the repurchase of up to $400 million of outstanding debt securities of Nabors and its subsidiaries. These amounts may be increased or decreased at the discretion of the Board, depending upon market conditions and consideration of the best interest of shareholder value. Repurchases may be conducted either on the open market, negotiated transactions, or by other means, from time to time, depending upon market conditions and other factors.

         On July 23, 2002, we entered into a private transaction with a counterparty in which we sold 1.0 million European-style put options for $2.6 million with a maturity date of October 23, 2002. If the price of our common shares is below $26.5698 on the maturity date, we anticipate that the counterparty will exercise the put option which will result in, at our option
(1) our purchase of 1.0 million of our common shares at a price of $26.5698 per share or (2) our payment, in cash or Nabors common shares, of an amount equal to the difference between $26.5698 and our stock price on October 23, 2002 multiplied by 1.0 million. If the price of our common shares is above $26.5698 on the maturity date, we anticipate that the counterparty will let the option expire. In either case, we retain the $2.6 million in proceeds which was recorded as an increase in capital in excess of par value in July 2002.

         On August 2, 2002, Nabors acquired, through a subsidiary, 91,000 of its common shares in the open market for $27.30 per share for an aggregate price, including commissions, of $2.5 million. The shares will be recorded by the subsidiary as an investment in Nabors, and will be eliminated in consolidation. So long as the Nabors common shares are held by a subsidiary, they will be issued and outstanding and will have the same rights as other outstanding shares.

Interest Rate Hedge Transaction

         On July 24, 2002, we entered into an interest rate hedge transaction with a third party financial institution to manage and mitigate interest rate risk exposure relative to a contemplated debt financing transaction of an indeterminate amount. Under the agreement, we agreed to receive (pay) cash from
(to) the counterparty based on the difference between 4.43% and the 10-year Treasury rate on August 23, 2002, based on a $100.0 million notional amount with semi-annual interest payments over a 10-year maturity. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, we will account for this transaction as a cash flow hedge.

Proposed Acquisition of Ryan Energy Technologies, Inc.

         On August 12, 2002, Nabors entered into an arrangement agreement with Ryan Energy Technologies, Inc., Canadian corporation that provides drilling technology and services and data management solutions for the energy industry. Pursuant to the agreement, Nabors, through a Canadian subsidiary, will offer Cdn. $1.85 for each Ryan common share. Ryan shareholders will have the option to elect to receive Cdn. $1.85 in cash or the equivalent value in exchangeable shares of Nabors Exchangeco (Canada) Inc., which shares will be exchangeable for Nabors common shares. The exchangeable shares will have the same voting rights, dividend entitlements and other attributes as Nabors common shares, will be exchangeable, at each shareholder's option, on a one-for-one basis, into Nabors common shares and will be listed on the Toronto Stock Exchange. The exchangeable shares will be automatically exchanged upon the occurrence of certain events. The transaction is to be effected by way of a Plan of Arrangement.

         The arrangement agreement has been unanimously approved by the Board of Directors of Ryan and the Plan of Arrangement will require the approval of the Court of Queen's Bench of Alberta and the approval of at least 66 2/3% of the Ryan shareholders and optionholders, voting as a single class, at a meeting to be held for that purpose. The Board of Directors of Ryan has received an opinion from its financial advisor, Peters & Co. Limited, that the consideration under the arrangement is fair, from a financial point of view, to the Ryan shareholders. The arrangement agreement contains certain closing conditions, including Nabors being satisfied regarding certain due diligence reviews of Ryan's technology, customary non-solicitation provisions and a termination fee payable by Ryan of Cdn. $1.75 million under certain circumstances. Nabors retains the right to match competing proposals should they arise.

         Certain shareholders and optionholders of Ryan who own or control an aggregate of 4,454,058 Ryan common shares and 450,000 options to acquire Ryan common shares, which constitute approximately 21% of the outstanding common shares of Ryan (diluted for in-the-money options), have agreed, subject to the terms and conditions of those agreements, to vote their Ryan common shares and options in favor of the arrangement. As a result of such agreements, Nabors may be considered to have acquired ownership, control or direction over such shares. Nabors did not previously own or exercise control or direction over any securities of Ryan.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of June 30, 2002, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001 and the consolidated statements of changes in stockholders' equity and of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 23, 2002, except for Note 16, as to which the date is March 18, 2002, we expressed an unqualified opinion on those consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
Houston, Texas
July 17, 2002, except for Note 11, as to which the
date is August 13, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

         Operating revenues and Earnings from unconsolidated affiliates for the second quarter of fiscal year 2002 totaled $356.5 million, representing a decrease of $255.0 million, or 42%, as compared to the prior year period. Current quarter income derived from operating activities and net income totaled $37.5 million and $25.4 million ($.17 per diluted share), respectively, representing decreases of 77% and 76% compared to the prior year period. Operating revenues and Earnings from unconsolidated affiliates for the first six months of fiscal year 2002 totaled $743.4 million, representing a decrease of $409.3 million, or 36%, as compared to the prior year period. Income derived from operating activities and net income totaled $98.6 million and $67.4 million ($.45 per diluted share), respectively, representing decreases of 65% and 64% compared to the prior year period. Income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates.

         The decrease in our operating results during the current three-month and six-month periods as compared to the prior year periods is due to the continuing weak environment in several key markets, driven primarily by lower levels of activity resulting from the weakness in the price of natural gas and oil that began in the second half of 2001. Natural gas prices (per the Bloomberg average US natural gas spot price), which averaged $2.77 per mcf during the first six months of 2002, were down significantly from the $5.17 per mcf average during the prior year period. Oil prices (per the Bloomberg average West Texas Intermediate crude oil spot price) averaged $24.01 per barrel during the first six months of 2002, down from $28.31 per barrel during the prior year period. The corresponding decline in our rig activity resulted in declining overall profitability for Nabors. These lower activity levels have been experienced by most of our business units, with the sharpest decline coming from our US Lower 48 land drilling business, as the number of working rigs and their average dayrates and gross margins continued to decline. The decrease in North American land and offshore drilling activity is illustrated by the drilling industry's lower total active land and offshore rig count. The average US land, Canadian land and US offshore rig counts during the six months ended June 30, 2002 were all lower by 32% than the corresponding prior year period.

         Looking forward, we expect improvements in most of our operations through the end of the year with the largest increase coming from our Canadian and international units. The anticipated improvement in Canada is expected to result from the seasonal increase in activity following spring breakup and the contributions from our recent acquisition of Enserco Energy Service Company, Inc. Our markets outside of North America have a favorable near-term outlook, particularly in our international offshore markets where we anticipate a number of further rig deployments and continued strong bid prospects. In the US Gulf of Mexico, we expect a modest improvement in the near term with a more meaningful increase likely longer term. The remainder of our businesses, primarily those that are largely directed to the North American gas markets, are stable and we anticipate improving market conditions throughout the remainder of the year.

    The following tables set forth certain information with respect to our reportable segments, rig, vessel and well-servicing activity, and certain industry data:

                                            THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                                                INCREASE                                            INCREASE
                                       2002        2001        (DECREASE)             2002         2001            (DECREASE)
                                     --------    --------    ---------------         ------    -----------      -----------------
(IN THOUSANDS, EXCEPT PERCENTAGES)
Reportable segments:
   Operating revenues and
      Earnings from unconsolidated
      affiliates:
      Contract drilling(1)           $326,173    $572,687    $(246,514)    (43%)   $   684,605    $1,075,921    $(391,316)   (36%)
      Manufacturing and
        logistics(2)                   40,214      74,168      (33,954)    (46%)        79,933       138,940      (59,007)   (42%)
      Other(3)                         (9,869)    (35,375)      25,506      72%        (21,183)      (62,214)      41,031     66%
                                     --------    --------    ---------             -----------    ----------    ---------
        Total                        $356,518    $611,480    $(254,962)    (42%)   $   743,355    $1,152,647    $(409,292)   (36%)
                                     --------    --------    ---------             -----------    ----------    ---------

   Income derived from operating
      activities(4):
      Contract drilling(1)           $ 39,719    $145,846    $(106,127)    (73%)   $   100,889    $  259,059    $(158,170)   (61%)
      Manufacturing and
        logistics(2)                    7,235      27,769      (20,534)    (74%)        16,441        50,701      (34,260)   (68%)
      Other(5)                         (9,434)    (12,729)       3,295      26%        (18,753)      (24,845)       6,092     25%
                                     --------    --------    ---------             -----------    ----------    ---------
        Total                        $ 37,520    $160,886    $(123,366)    (77%)   $    98,577    $  284,915    $(186,338)   (65%)
                                     --------    --------    ---------             -----------    ----------    ---------

------------------------
(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $7.1 million and $4.2 million for the three-month periods ended June 30, 2002 and 2001, and $13.5 million and $8.4 million for the six-month periods ended June 30, 2002 and 2001, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $3.3 million and $5.8 million for the three-month periods ended June 30, 2002 and 2001, and $7.9 million and $11.8 million for the six-month periods ended June 30, 2002 and 2001, respectively.

(3) Includes the elimination of inter-segment manufacturing and logistics sales.

(4) Income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America. However, management does evaluate the performance of its business units and the consolidated company based on income derived from operating activities because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company.

(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

                                      THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                                             INCREASE                                          INCREASE
                                    2002         2001       (DECREASE)            2002          2001          (DECREASE)
                                  --------     --------   ---------------       --------     --------     ----------------
Rig activity (1):
   Rig years (2)                    194.6       353.6     (159.0)     (45)       203.9       349.3       (145.4)     (42%)
   Rig utilization                    38%         62%       (24%)    (39%)         40%         61%         (21%)     (34%)

Vessel activity:
   Vessel years (3)                  18.9        25.9       (7.0)     (27)        17.7        25.9         (8.2)     (32%)
   Vessel utilization                 56%         76%       (20%)    (26%)         53%         76%         (23%)     (30%)

Well-servicing activity:
   Well-servicing hours (4)       446,000     505,000    (59,000)     (12)     846,000     984,000     (138,000)     (14%)
   Well-servicing utilization         52%         72%       (20%)    (28%)         54%         71%         (17%)     (24%)



(1) Excludes labor contracts and well-servicing rigs. Includes our percentage ownership of rigs from unconsolidated affiliates.

(2) Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(3) Vessel years represents a measure of the number of equivalent vessels operating during a given period. For example, one vessel operating 182.5 days during a 365-day period represents 0.5 vessel years.

(4) Well-servicing hours represents the total number of hours that our US and Canadian well-servicing rig fleet operated during the period.

                                        THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                          INCREASE                              INCREASE
                                    2002     2001        (DECREASE)        2002     2001       (DECREASE)
                                   ------   ------   ------------------   ------   ------   ------------------
Industry data:
   Commodity prices:
      Average US natural gas
       spot price ($/mcf) (1)      $ 3.06   $ 4.16   $(1.10)      (26%)   $ 2.77   $ 5.17   $(2.40)      (46%)
      Average West Texas
       intermediate crude oil
       spot price ($/bbl) (1)      $26.29   $27.88   $(1.59)       (6%)   $24.01   $28.31   $(4.30)      (15%)
   Rig count data:
      Average US land rig
        count (2)                     683    1,049     (366)      (35%)      681    1,000     (319)      (32%)
      Average International land
        rig count (2)                 499      524      (25)       (5%)      503      521      (18)       (3%)
      Average Canadian land
        rig count (2)                 140      249     (109)      (44%)      258      379     (121)      (32%)
      Average US offshore rig
        count (2)                     107      168      (61)      (36%)      114      168      (54)      (32%)

----------------

(1)  Source:  Bloomberg
(2)  Source:  Baker Hughes

         Contract drilling. This segment includes our drilling, workover and well-servicing operations, on land and offshore. Second quarter 2002 Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $326.2 million and income derived from operating activities totaled $39.7 million, representing decreases of 43% and 73%, respectively, compared to the prior year quarter. Equivalent rig years (excluding labor contracts and land well-servicing rigs) decreased to 194.6 years during the second quarter of 2002 from an average of 353.6 years during the prior year quarter. For the six months ended June 30, 2002, contract drilling Operating revenues and Earnings from unconsolidated affiliates totaled $684.6 million and income derived from operating activities totaled $100.9 million, representing decreases of 36% and 61%, respectively, compared to the prior year period. Equivalent rig years decreased to 203.9 years from an average of 349.3 years during the prior year period.

         Alaskan drilling revenues decreased during the current quarter due to lower equivalent rig years, partially offset by higher average dayrates and increased year-to-date due to higher average dayrates. Equivalent rig years in Alaska decreased to 9.6 years during the current quarter from 10.5 years in the prior year quarter and decreased slightly to 10.5 years during the six months ended June 30, 2002 from 10.6 years during the prior year period.

         US Lower 48 drilling revenues decreased dramatically during the current quarter and year-to-date as a result of decreased demand for drilling services. The protracted weakness of the North American natural gas market has resulted in significant declines in both equivalent rig years and dayrates. US Lower 48 equivalent rig years decreased to 105.6 years during the current quarter from
242.5 years during the prior year quarter and decreased to 106.7 years during the first six months of 2002 from 231.8 years during the prior year period.

         US land well-servicing operations decreased during the current quarter and year-to-date due to decreased activity primarily resulting from lower oil prices and, to a lesser extent, lower natural gas prices. US land well-servicing hours decreased to 415,000 hours during the current quarter from 505,000 hours during the prior year quarter and decreased to 815,000 hours during the six months ended June 30, 2002 from 984,000 hours during the prior year period.

         US Offshore revenues decreased during the current quarter and year-to-date due to decreased drilling activity resulting from lower natural gas and oil prices. Offshore equivalent rig years decreased to 14.5 years during the current quarter from 34.1 years during the prior year quarter and decreased to
14.7 years during the first six months of 2002 from 32.7 years during the prior year period.

         Canadian revenues increased during the current quarter and year-to-date due to the increase in well-servicing revenues resulting from the acquisition of Enserco in April 2002. Drilling revenues decreased due to lower activity. Equivalent rig years in Canada decreased to 11.4 years during the current quarter from 14.9 years during the prior year quarter and decreased to 19.1 years during the first six months of 2002 from 22.0 years during the prior year period. Canadian well-servicing hours totaled 31,000 hours from April 26, 2002 through June 30, 2002.

         International revenues increased during the current quarter and year-to-date due to higher average dayrates and rig years. International equivalent rig years increased to 53.5 years during the current quarter from
51.6 years during the prior year quarter and increased to 52.9 years during the first six months of 2002 from 52.2 years during the prior year period. Equivalent rig years include our percentage ownership of rigs from unconsolidated affiliates which totaled 3.5 and 3.3 during the three months ended June 30, 2002 and 2001 and 3.5 and 3.0 during the six months ended June 30, 2002 and 2001.

         Manufacturing and logistics. This segment includes our supply vessel, top drive manufacturing, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates were $40.2 million during the current quarter, representing a decrease of 46% compared with the prior year quarter. Income derived from operating activities for this segment decreased to $7.2 million compared to $27.8 million, representing a decrease of 74% compared to the prior year quarter. For the six months ended June 30, 2002, manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates totaled $79.9 million and income derived from operating activities totaled $16.4 million, representing decreases of 42% and 68%, respectively. Decreases in this segment resulted primarily from decreased top drive sales for our manufacturing operation, decreased rig move activity for our transportation operation and lower equivalent vessel years for our supply vessel operation. Equivalent supply vessel years decreased to 18.9 years during the current quarter from 25.9 years during the prior year quarter and decreased to 17.7 years during the six months ended June 30, 2002 from 25.9 years during the prior year period.

         Other Financial Information. Our gross margin percentage decreased to 31% in the current quarter from 39% in the prior year period and decreased to 32% in the first six months of 2002 from 38% in the prior year period. This percentage is calculated by dividing gross margin by operating revenues. Gross margin is calculated by subtracting direct costs from operating revenues. The decrease in our gross margin percentage during the three and six months ended June 30, 2002 is primarily due to lower average dayrates in our US Lower 48 drilling and US Offshore operations.

         General and administrative expenses decreased by $1.0 million, or 3%, in the current quarter and by $1.4 million, or 2%, in the first six months compared to the prior year periods due to decreased rig activity, partially offset by increases due to the Command Drilling Corporation and Enserco acquisitions. As a percentage of operating revenues, general and administrative expenses increased during the current quarter (9.5% vs. 5.6%) and year-to-date (9.1% vs. 5.9%), compared to the prior year periods, as these expenses were spread over a lower revenue base.

         Depreciation and amortization expense decreased by $2.8 million, or 5%, in the current quarter and by $2.8 million or 3%, in the first six months compared to the prior year periods. Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets", and we no longer amortize goodwill. The effect of this change would have increased net income by approximately $1.1 million ($.01 per diluted share) for the prior year quarter and approximately $2.3 million ($.01 per diluted share) for the six months ended June 30, 2001. In addition, effective October 1, 2001, we changed the depreciable lives of our drilling and workover rigs from 4,200 to 4,900 active days, our jackup rigs from 4,200 to 8,030 active days and certain other drilling equipment to better reflect the estimated useful lives of these assets. The effect of this change in accounting estimate was accounted for on a prospective basis beginning October 1, 2001 and increased net income by approximately $5.1 million ($.03 per diluted share) for the current quarter and approximately $10.7 million ($.07 per diluted share) for the six months ended June 30, 2002. Depreciation expense also decreased due to lower rig utilization. Partially offsetting these items was an increase in depreciation expense related to capital expenditures for projects that went into service subsequent to June 30, 2001.

         Interest expense increased year-to-date due to higher average outstanding debt balances and higher amortization of deferred financing costs compared to the prior year period. This was partially offset by the debt buy back that occurred in December 2001. Interest income decreased during the current quarter and year-to-date due to a significant decrease in interest rates earned on our investments resulting from the overall lower interest rate environment, in addition to a lower average balance invested as compared to the prior year period.

         Other income decreased during the first six months of 2002 primarily due to lower gains on marketable securities, losses incurred on dispositions of long-term assets compared to gains incurred on such transactions in the prior year period and reorganization charges relating to the corporate reorganization. These unfavorable variances were partially offset by a gain realized from the foreign exchange contracts relating to the Enserco acquisition and miscellaneous other items.

         Our effective tax rate was 25% during the current quarter and year-to-date compared to 37% in the comparable prior year periods. This lower effective tax rate is primarily due to a higher proportion of our earnings being generated from our International operations that are generally taxed at lower effective tax rates than our US operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, we had cash and cash equivalents and investments in marketable securities totaling $789.5 million. In addition, we generate significant cash from operations over the course of a twelve-month period. Our ability to raise money in the public markets is enhanced by our senior unsecured debt ratings as provided by Moody's Investor Service and Standard & Poor's which are currently "A3" and "A-", respectively.

         We had working capital of $707.7 million as of June 30, 2002, representing a $6.9 million increase compared to December 31, 2001. The increase in working capital is primarily attributable to the increase in short-term marketable securities and decrease in accounts payable and accrued liabilities, partially offset by decreases in cash and accounts receivable.

         Our funded debt to capital ratio was 0.42:1 as of June 30, 2002, compared to 0.46:1 as of December 31, 2001. Our net funded debt to capital ratio was 0.27:1 as of June 30, 2002, compared to 0.26:1 as of December 31, 2001. Funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as stockholders' equity. The net funded debt to capital ratio considers cash and cash equivalents, short-term marketable securities and long-term marketable securities as an additional offset against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Our interest coverage ratio was 9.5:1 as of June 30, 2002, compared to 13.3:1 as of December 31, 2001. The interest coverage ratio is computed by calculating the sum of earnings before interest expense, income taxes, and depreciation and amortization expense (EBITDA) and then dividing by interest expense. The ratio is a method for calculating the amount of cash flows available to cover interest expense.

         Net cash provided by operating activities totaled $194.7 million during the six months ended June 30, 2002, compared to net cash provided by operating activities totaling $241.0 million during the prior year period. This decrease is primarily due to the decrease in our net income. This was partially offset during the current period by cash provided from the change in our working capital accounts as compared to the prior year where our working capital accounts resulted in a use of cash. During the six-month period ended June 30, 2002 and 2001, net income was increased for non-cash items such as depreciation expense and deferred taxes and was reduced for earnings from unconsolidated affiliates.

         Net cash used for investing activities totaled $239.5 million during the current six-month period, compared to $725.4 million used during the prior year period. During the current period, we used cash primarily for capital expenditures and the acquisition of Enserco. On March 18, 2002, we acquired, for cash, 20.5% of the issued and outstanding shares of Enserco, a Canadian publicly-held corporation, for Cdn. $15.50 per share for a total price of Cdn. $83.2 million (US $52.6 million). On April 26, 2002, we completed our acquisition of Enserco by purchasing their remaining outstanding shares for

Cdn. $15.65 per share by paying cash of Cdn. $100.1 million (US $64.1 million) and by issuing 2,638,526 shares of Nabors Delaware common stock and 910,556 shares of exchangeable stock of Nabors Exchangeco (Canada) Inc., an indirect wholly-owned Canadian subsidiary of Nabors Delaware, that are exchangeable for our common shares on a one-for-one basis. In addition, we assumed Enserco debt totaling Cdn. $33.4 million (US $21.3 million). Cash was provided during the current period from the sale of marketable securities. During the prior year period, cash was primarily used for capital expenditures and purchases of marketable securities.

         Financing activities used cash totaling $12.3 million during the current six-month period compared to cash provided of $720.0 million during the prior year period. During the current period, cash was primarily used for the reduction of long-term borrowings. We purchased $.6 million face value of our 8-5/8% senior subordinated notes due April 2008 in the open market at a price of 108% and purchased $4.7 million face value of our 6.8% senior unsecured notes due April 2004 in the open market at a price of 104%. Upon settlement of these transactions, we paid $5.7 million and recognized a pretax loss of approximately $.2 million, resulting from the repurchases of these notes at prices higher than the amounts recorded on our books. Additionally, we paid off Cdn. $21.0 million (US $13.2 million) of the debt assumed in the Enserco acquisition. In the first quarter of 2002, we made a $2.5 million scheduled principal payment relating to our medium-term notes. This was partially offset by cash provided by our receipt of proceeds from the exercise of options to acquire .6 million shares of our common stock. During the prior year period, cash was primarily provided by the proceeds from issuance of our $1.381 billion zero coupon convertible senior debentures during February 2001, partially offset by cash used to repurchase shares of our common stock.

         As a result of the reorganization, we may have failed to comply with a covenant contained in our $200 million credit facility agreement and a related $30 million letter of credit facility. At the time of the default, there were no outstanding borrowings on the $200 million unsecured revolving credit facility and approximately $23 million outstanding on the related letter of credit facility. Since the $200 million credit facility was scheduled to mature on September 5, 2002 and we had cash, short-term and long-term marketable securities balances as of July 31, 2002 totaling $814.3 million, we have notified the bank that we are terminating the facility. We plan on replacing this credit facility with a similar facility during the fourth quarter of 2002. The bank has provided a waiver on the letter of credit facility.

         As of June 30, 2002, we had outstanding capital expenditure purchase commitments of approximately $36 million primarily for rig-related enhancing and sustaining capital expenditures. We have historically completed a number of acquisitions during down markets and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of our common stock. Future acquisitions may be paid for using existing cash, borrowings under lines of credit or issuance of debt or Nabors stock. Such capital expenditures and acquisitions are at our discretion and will depend on our view of market conditions and other factors.

         Our current cash and cash equivalents, investments in marketable securities and projected cash flow generated from current operations are expected to more than adequately finance our sustaining capital expenditures and our debt service requirements for the next twelve months.

RECENT CORPORATE REORGANIZATION

         Effective June 24, 2002, Nabors Industries Ltd., a Bermuda exempted company (Nabors), became the successor to Nabors Industries, Inc., a Delaware corporation (Nabors Delaware), following a corporate reorganization. The reorganization was accomplished through the merger of an indirect, newly formed Delaware subsidiary owned by Nabors, into Nabors Delaware. Nabors Delaware was the surviving company in the merger and became a wholly-owned, indirect subsidiary of Nabors. Upon consummation of the merger, all outstanding shares of Nabors Delaware common stock automatically converted into the right to receive Nabors common shares with the result that the shareholders of Nabors Delaware on the date of the merger became the shareholders of Nabors. Nabors and its subsidiaries continue to conduct the businesses previously conducted by Nabors Delaware and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, it did not result in any changes to the consolidated amounts of assets, liabilities and stockholders' equity.

         The authorized share capital of Nabors consists of 400 million common shares, par value $.001 per share and 25 million preferred shares, par value $.001 per share. Common shares issued were 144,368,390 at $.001 par value at June 30, 2002 compared to 144,368,390 at $.10 par value immediately preceeding the reorganization. The decrease in par value of common stock from $.10 to $.001 is recorded as an increase to capital in excess of par value and a decrease in common shares in our Consolidated Financial Statements. In conjunction with the reorganization, 6.8 million shares of treasury stock outstanding were retired, as Bermuda law does not recognize the concept of treasury stock. The effect of this retirement reduced common shares by $.7 million, capital in excess of par value by $59.2 million and retained earnings by $192.9 million.

         The Board of Nabors Delaware approved the reincorporation transaction because international activities are an important part of our current business and they believe that international operations will continue to grow in the future. Expansion of our international business is an important part of our current business strategy and significant growth opportunities exist in the international marketplace. We believe that reorganizing as a Bermuda company will allow us to implement our business strategy more effectively. In addition, we believe that the reorganization should increase our access to international capital markets and acquisition opportunities, increase our attractiveness to non-US investors, improve global cash management, improve our global tax position and result in a more favorable corporate structure for expansion of our current business.

         Several members of the United States Congress have introduced legislation that, if enacted, would have the effect of eliminating the tax benefits of the reorganization. In particular, on June 18, 2002, the Senate Finance Committee approved legislation introduced by Senator Charles Grassley, the Ranking Minority Member of the Senate Finance Committee, along with Senator Max Baucus, the Chairman of the Senate Finance Committee, (S. 2119) that, for United States federal tax purposes, would treat a foreign corporation, such as Nabors, that undertakes a corporate expatriation transaction, such as the reorganization, as a domestic corporation and, thus, such foreign corporation would be subject to United States federal income tax. S. 2119 is proposed to be effective for corporate expatriation transactions completed after March 20, 2002. In addition, on July 11, 2002, Representative Bill Thomas, Chairman of the House Committee on Ways and Means, introduced legislation (H.R. 5095) that is substantially similar to S. 2119 with respect to its treatment of corporations that undertake a corporate expatriation transaction such as the reorganization, except that (i) it is proposed to apply to transactions completed after March 20, 2002 and before March 21, 2005 and (ii) it would not permit shareholders to qualify for tax-free treatment with respect to a corporate expatriation transaction such as the reorganization. If any of the proposed legislation, including S. 2119 or H.R. 5095, were enacted with their proposed effective dates, the tax savings would not be realized from the reorganization.

         In addition, there has been significant, increased negative publicity and criticism of corporate inversion transactions from public pension funds and other investors since the time Nabors completed its reorganization.

         In light of such events and if and when any such legislation is enacted, Nabors will consider the effects of such legislation and will evaluate all strategic alternatives that may be necessary or prudent in response to such legislation.

OTHER MATTERS

FORWARD-LOOKING STATEMENTS

         The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will",
"should", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

         o fluctuations in worldwide prices of and demand for natural gas and oil;

         o fluctuations in levels of natural gas and oil exploration and development activities;

         o     fluctuations in the demand for our services;

         o the existence of competitors, technological changes and developments in the oilfield services industry;

         o the existence of operating risks inherent in the oilfield service industry;

         o     the existence of regulatory and legislative uncertainties;

         o the possibility of political instability in any of the countries in which we do business; and

         o     general economic conditions.

         Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of natural gas or oil, which could have a material impact on exploration and production activities, could also materially affect our financial condition, results of operations and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and intangible assets with indefinite lives no longer will be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for those intangible assets with finite lives no longer will be limited to 40 years. The effect of no longer amortizing goodwill would have increased net income by approximately $1.1 million ($.01 per diluted share) for the prior year quarter and approximately $2.3 million ($.01 per diluted share) for the six months ended June 30, 2001.

         We adopted SFAS 142 effective January 1, 2002 and during the current quarter, we performed our initial goodwill impairment assessment as required. As part of that assessment, we determined that our 11 business units represent our reporting units as defined by SFAS 142. We determined the aggregate carrying values and fair values of all such reporting units, both of which were measured as of the January 1, 2002 adoption date. We calculated the fair value of each reporting unit based on discounted cash flows and determined there was no goodwill impairment.

         We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective January 1, 2002, as required. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Due to the nature of our business, this new accounting pronouncement had no impact on our reported results of operations or financial position.

         We adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective April 1, 2002. Due to the nature of our business, Financial Accounting Standards Board (FASB) 44, 64 and Amendment of FASB 13 are not applicable. SFAS 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". APB 30, defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Accordingly, we no longer classify gains and losses from extinguishment of debt that are usual and frequent as extraordinary items and we reclassified to other income any similar debt extinguishment items that had been reported as extraordinary items in prior accounting periods. In conjunction with adopting SFAS 145 we reclassified an extraordinary loss recorded during the first quarter of the year totaling $.13 million, net of taxes of $.08 million, to other income with the related income tax component reclassified to income tax expense.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities initiated after January 1, 2003. This statement does not currently impact Nabors.

         We adopted Emerging Issues Task Force (EITF) No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", in the current quarter. Previously, we recognized reimbursements received as a reduction to the related direct costs. EITF 01-14 requires that reimbursements received be included in operating revenues and "out-of-pocket" expenses be included in direct costs. Accordingly, reimbursements received from our customers have been reclassified to revenues for all periods presented. The effect of adopting EITF 01-14 increased operating revenues and direct costs from previously reported amounts by $12.9 million and $16.7 million for the three months ended June 30, 2002 and 2001 and $28.0 million and $33.8 million for the six months ended June 30, 2002 and 2001, respectively.

CRITICAL ACCOUNTING POLICIES

         The Company disclosed its critical accounting policies in its 2001 Annual Report on Form 10-K. No significant changes have occurred to those policies with the exception of the following:

         Self Insurance Accruals. Nabors is self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. Given the recent tightening in the insurance market, effective April 1, 2002, with our insurance renewal, our self-insurance levels have significantly increased. As a result, our exposure to losses relating to workers' compensation, general liability and property damage has increased dramatically. Effective April 1, 2002, our exposure (that is our deductible) per occurrence ranges from $1.0 million for workers' compensation to between $2.0 million and $5.0 million for employer liability, Jones Act and general liability and $10.0 million for rig physical damage. Therefore, we are self-insured for rigs with replacement values less than $10.0 million. As a result, if a Nabors' rig with a net book value of $9.0 million was destroyed, we would record a $9.0 million loss in the period in which the loss event occurred. In previous years, we had physical damage insurance for essentially all of our rigs, with a substantially lower deductible of $.25 million per occurrence. Thus, historically we have not recorded material losses in our financial statements related to the destruction of one our rigs. We have purchased stop-loss coverage in order to limit our aggregate exposure to certain physical damage claims for insured rigs, that is those rigs with replacement values in excess of $10.0 million. The effect of this coverage is that our maximum physical damage loss on insured rigs would be $20.0 million plus $1.0 million per occurrence. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.

FOREIGN CURRENCY RISK

         We operate in a number of international areas and are involved in transactions denominated in currencies other than US dollars, which exposes us to foreign exchange rate risk. The most significant exposures arise in connection with our operations in Canada and Saudi Arabia, which usually are substantially unhedged. In Saudi Arabia, upon renewal of our contracts, we have been converting riyal-denominated contracts to US dollar-denominated contracts in order to reduce our exposure to the Saudi riyal even though that currency has been pegged to the US dollar at a rate of 3.745 Saudi riyal to 1.00 US dollar since 1986. We cannot guarantee that we will be able to convert future riyal-denominated contracts to US dollar-denominated contracts or that the riyal exchange rate will continue in effect as in the past.

         At various times, we utilize local currency borrowings (foreign currency denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate.

         On March 26, 2002, in anticipation of closing the Enserco acquisition, discussed in Note 3, we entered into two foreign exchange contracts with a total notional value of Cdn. $115.9 million and maturity dates of April 29, 2002. Additionally, on April 9, 2002, we entered into a third foreign exchange contract with a notional value of Cdn. $50.0 million maturing April 29, 2002. The notional amounts of these contracts were used to fund the cash portion of the Enserco acquisition purchase price (Note 3). The notional amounts of these contracts represented the amount of foreign currency purchased at maturity and did not represent our exposure on these contracts. Although such contracts served as an economic hedge against our foreign currency risk related to the cash portion of the acquisition cost, we accounted for these contracts as speculative as required by SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and therefore marked them to market as of March 31, 2002. We recorded a US $.17 million loss in our statement of income as of March 31, 2002. Upon maturity of these foreign exchange contracts on April 29, 2002, we recognized a gain of approximately US $1.95 million in our statement of income for the three months ended June 30, 2002.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The following discusses developments with respect to the material lawsuit reported in our annual report on Form 10-K for the year ended December 31, 2001, as amended, and discusses additional material lawsuits filed in the current quarter.

         In Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division, the class action lawsuit against our offshore drilling subsidiaries alleging, among other things, conspiracy to depress wages and benefits paid to our offshore employees, we have reached a settlement, which was approved by the court on April 22, 2002. The settlement payment was made in the second quarter, and the amount paid by Nabors' subsidiaries was not material to Nabors.

         On May 23, 2002, Steve Rosenberg, an individual shareholder of the company, filed a complaint against the company and its directors in the United States District Court for the Southern District of Texas (Civil Action No. 02-1942), alleging that Nabors' May 10, 2002 proxy statement/prospectus contained certain material misstatements and omissions in violation of federal securities laws and state law. Nabors' May 10, 2002 proxy statement/prospectus was sent to shareholders in connection with the special meeting to consider and vote on Nabors' proposed reorganization and effective reincorporation in Bermuda. The AFL-CIO moved to intervene in Civil Action No. 02-1942 and filed a complaint containing similar allegations. On June 5, 2002, Marilyn Irey, an individual shareholder of the company, filed a complaint in the United States District Court for the Southern District of Texas (Civil Action No. 02-2108) that is nearly identical to Steve Rosenberg's complaint. The three shareholders requested that the Court either enjoin the closing of the shareholder vote on the scheduled date or the effectuation of the reorganization. In addition, two of the shareholders (Steve Rosenberg and Marilyn Irey) purported to bring a class action on behalf of all shareholders, alleging that Nabors and its directors violated their state law fiduciary duties by making these alleged misstatements and omissions. These two shareholders, on behalf of their purported class, seek monetary damages for their state law claims. Since the beginning of the litigation, two of the shareholders (Steve Rosenberg and the AFL-CIO) have amended their complaints, but have not added any substantive allegations.

         On June 13, 2002, the Court granted the AFL-CIO's motion to intervene. On June 15, 2002, the Court denied a motion for temporary restraining order brought by two of the shareholders (Steve Rosenberg and the AFL-CIO) in their attempts to prevent the closing of Nabors' reorganization and its effective reincorporation in Bermuda. On July 2, 2002, the Court granted an agreed motion to consolidate Civil Action No. 02-2108 into Civil Action No. 02-1942. Nabors and its directors have moved to dismiss the lawsuits of all three shareholders, and that motion is currently pending. Nabors and its directors believe that the allegations in this lawsuit are without merit, and Nabors and its directors will defend vigorously the claims brought against them. We are unable, however, to predict the outcome of this action or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in our favor.

         Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Effective June 24, 2002, we completed a corporate reorganization that effectively resulted in Nabors becoming a Bermuda exempted company rather than a Delaware corporation. A description of the reorganization and Nabors' common shares is included in the Company's Proxy Statement/Prospectus filed with the Securities and Exchange Commission on May 10, 2002, as supplemented on May 29, 2002.

         Also in connection with the reorganization, a series of preferred shares, consisting of one share, was designated as a special voting preferred share, having a par value of $0.001 per share and a liquidation preference of $0.01. This special voting preferred share replaces the special voting preferred share issued by Nabors Delaware in connection with the acquisition of Enserco on April 26, 2002. Except as otherwise required by law, our memorandum of association or our bye-laws, the one special voting preferred share will possess a number of votes for the election of directors and on all other matters submitted to a vote of our shareholders equal to the number of outstanding exchangeable shares from time to time not owned by us or any entity controlled by us. The holders of our common shares and the holder of the special voting preferred share will vote together as a single class on all matters on which holders of our common shares are eligible to vote. In the event of our liquidation, dissolution or winding-up, all outstanding exchangeable shares will automatically be exchanged for shares of our common shares, and the holder of the special voting preferred share will not be entitled to receive any assets available for distribution to our shareholders (other than the $.01 liquidation preference). The holder of the special voting preferred share will not be entitled to receive dividends. The special voting preferred share was issued to Computershare Trust Company of Canada, as trustee under a voting and exchange trust agreement among us, Nabors Exchangeco and such trustee. At such time as the one special voting preferred share has no votes attached to it because there are no exchangeable shares outstanding not owned by us or an entity controlled by us, the special voting preferred share will be cancelled.

         In connection with the reorganization, Nabors executed supplemental indentures to the indentures governing Nabors Industries, Inc.'s 6.8% Notes due 2004 and Zero Coupon Convertible Senior Debentures due 2020 and 2021 as well as Nabors Holding Company's (a wholly owned, indirect subsidiary of Nabors) 8-5/8% Senior Subordinated Notes due 2008, pursuant to which Nabors fully and unconditionally guaranteed Nabors Industries, Inc.'s obligations under each such indenture, including payment obligations. Copies of such supplemental indentures are filed as Exhibits 4.4 through 4.7 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) At the 2002 Annual Meeting of Stockholders of Nabors Industries, Inc. held on June 4, 2002, 129,096,297 shares were present in person or by proxy, constituting 91.27% of the outstanding common stock of Nabors Delaware entitled to vote. The matters voted upon at the annual meeting were:

            Election of Directors: The stockholders elected three Class II directors to the Board of Directors of Nabors Delaware to serve for a three-year term, until 2005:

                  Anthony G. Petrello
                  Votes cast in favor:                  126,760,133
                  Votes withheld:                         2,336,164

                  Myron M. Sheinfeld
                  Votes cast in favor:                  126,976,808
                  Votes withheld:                         2,119,489

                  Martin J. Whitman
                  Votes cast in favor:                  126,232,788
                  Votes withheld:                         2,863,509

Class I Directors, James L. Payne, Hans W. Schmidt and Richard A. Stratton continued in office with terms expiring in 2004. Class III Directors Eugene Isenberg and Jack Wexler continued in office with terms expiring in 2003.

Shareholder Proposal: A shareholder proposal regarding composition of the Board of Directors of Nabors Delaware was not approved by the stockholders of Nabors
Delaware:

                  Shareholder Proposal
                  Votes cast in favor:                      21,738,096
                  Votes cast against:                       86,027,118
                  Votes abstaining:                            854,981
                  Non-votes:                                20,476,102


           (b) At a Special Meeting of the stockholders held on June 14, 2002, 111,645,678 shares were present in person or by proxy, constituting 79.126% of the outstanding common stock of Nabors Delaware entitled to vote. The matter voted upon at the special meeting was Nabors Delaware's Agreement and Plan of Merger to reorganize as a Bermuda entity.

                Agreement and Plan of Merger
                ----------------------------
                  Agreement and Plan of Merger
                  Votes cast in favor:                     92,637,608
                  Votes cast against:                      17,641,407
                  Votes abstaining:                         1,366,663

ITEM 5.  OTHER INFORMATION

Corporate Governance Matters

        At its meeting in July 2002, the Board of Directors confirmed its commitment to governance matters by expanding the title and scope of the newly formed Governance and Nominating Committee and adopting the recommendations of that committee to implement new governance principles for the company and its subsidiaries. A copy of the Corporate Governance Principles adopted by the board is attached as Exhibit 99.1 to this report. The Governance and Nominating Committee is comprised of the independent members of the board and is charged with monitoring compliance with the company's governance principles and nominating new members to the board.

Legislative Update with Regard to Inversion

         Effective June 24, 2002, Nabors Industries Ltd., a Bermuda exempted company, became the successor to Nabors Industries, Inc., a Delaware corporation, following a corporate reorganization. The reorganization was accomplished through the merger of an indirect, newly formed Delaware subsidiary wholly owned by Nabors, into Nabors Delaware. Nabors Delaware was the surviving company in the merger and became a wholly-owned, indirect subsidiary of Nabors. Upon consummation of the merger, all outstanding shares of Nabors Delaware common stock automatically converted into the right to receive Nabors common shares so that the shareholders of Nabors Delaware on the date of the merger became the shareholders of Nabors. Nabors and its subsidiaries continue to conduct the businesses previously conducted by Nabors Delaware and its subsidiaries. The reorganization has been accounted for as a reorganization of entities under common control and accordingly, it did not result in any changes to the consolidated amounts of assets, liabilities and stockholders' equity.

         Several members of the United States Congress have introduced legislation that, if enacted, would have the effect of eliminating the tax benefits of the reorganization. In particular, on June 18, 2002, the Senate Finance Committee approved legislation introduced by Senator Charles Grassley, the Ranking Minority Member of the Senate Finance Committee, along with Senator Max Baucus, the Chairman of the Senate Finance Committee, (S. 2119) that, for United States federal tax purposes, would treat a foreign corporation, such as Nabors, that undertakes a corporate expatriation transaction, such as the reorganization, as a domestic corporation and, thus, such foreign corporation would be subject to United States federal income tax. S. 2119 is proposed to be effective for corporate expatriation transactions completed after March 20, 2002. In addition, on July 11, 2002, Representative Bill Thomas, Chairman of the House Committee on Ways and Means, introduced legislation (H.R. 5095) that is substantially similar to S. 2119 with respect to its treatment of corporations that undertake a corporate expatriation transaction such as the reorganization, except that (i) it is proposed to apply to transactions completed after March 20, 2002 and before March 21, 2005 and (ii) it would not permit shareholders to qualify for tax-free treatment with respect to a corporate expatriation transaction such as the reorganization. If any of the proposed legislation, including S. 2119 or H.R. 5095, were enacted with their proposed effective dates, the tax savings would not be realized from the reorganization.

         In addition, there has been significant, increased negative publicity and criticism of corporate inversion transactions from public pension funds and other investors since the time Nabors completed its reorganization.

         In light of such events and if and when any such legislation is enacted, Nabors will consider the effects of such legislation and will evaluate all strategic alternatives that may be necessary or prudent in response to such legislation.

Share and Debt Repurchase Programs

         On July 17, 2002, the Board of Directors of Nabors authorized the continuation of the share repurchase program that had begun under Nabors Delaware, and provided that the amount of Nabors common shares authorized for purchase by Nabors going forward was up to $400 million. Under the Nabors Delaware program, Nabors Delaware had acquired an aggregate of approximately $248.0 million of Nabors Delaware common stock, or 6.2 million shares. Pursuant to Bermuda law, any shares, when purchased, will be treated as cancelled, the amount of Nabors' issued capital will be diminished by the nominal value of those shares repurchased and retained earnings will be reduced by the incremental difference between the cost of issuance and the cost of the shares repurchased. A repurchase of shares will not have the effect of reducing the amount of Nabors' authorized share capital. Additionally, the Board approved the repurchase of up to $400 million of outstanding debt securities of Nabors and its subsidiaries. These amounts may be increased or decreased at the discretion of the Board, depending upon market conditions and consideration of the best interest of shareholder value. Repurchases may be conducted either on the open market, negotiated transactions, or by other means, from time to time, depending upon market conditions and other factors.

         On July 23, 2002, we entered into a private transaction with a counterparty in which we sold 1.0 million European-style put options for $2.6 million with a maturity date of October 23, 2002. If the price of our common shares is below $26.5698 on the maturity date, we anticipate that the counterparty will exercise the put option which will result in, at our option
(1) our purchase of 1.0 million of our common shares at a price of $26.5698 per share or (2) our payment, in cash or Nabors common shares, of an amount equal to the difference between $26.5698 and our stock price on October 23, 2002 multiplied by 1.0 million. If the price of our common shares is above $26.5698 on the maturity date, we anticipate that the counterparty will let the option expire. In either case, we retain the $2.6 million in proceeds which was recorded as an increase in capital in excess of par value in July 2002.

         On August 2, 2002, consistent with these authorizations, Nabors acquired, through a subsidiary, 91,000 of its common shares in the open market for $27.30 per share for an aggregate price, including commissions, of $2.5 million. The shares will be recorded by the subsidiary as an investment in Nabors, and eliminated in consolidation.

Sea Mar Restructuring

         In early June, Nabors Delaware completed a restructuring of its supply vessel operations in anticipation of its reorganization to Bermuda. The restructuring was necessary to comply with United States law and US Coast Guard regulations for operating in the "coastwise trades", which require that the vessels be under the control of a United States citizen as defined under Section 2(a) and (c) of the Shipping Act, 1916, as amended. Prior to the restructuring, the vessels were owned by Nabors Marine, Inc. and Sea Mar, Inc., and were operated by Sea Mar Management, Inc. The vessels were transferred to Nabors US Finance LLC, an indirect Delaware subsidiary of Nabors Delaware, and the operating entities were transferred to Sea Mar Investco LLC, a Delaware entity that is 75% owned by United States citizens as defined in the Shipping Act and Coast Guard regulations and 25% owned by another Nabors Delaware subsidiary. Nabors US Finance entered into a contract called a bareboat charter with Sea Mar Management, and Sea Mar Management time charters the vessels back to Sea Mar, which is now a division of Pool Well Services Co. Under the time charter, Sea Mar Management operates the vessels and provides transportation services to Sea Mar at Sea Mar's direction. The Sea Mar division of Pool Well Services enters into contracts with customers for the supply vessels' services. This structure, which allows the Nabors group to retain legal title and an economic participation in the utilization of the vessels through their employment under the time charter while satisfying the Coast Guard's citizenship requirements, was approved by the US Coast Guard prior to effectiveness of the reorganization of Nabors Delaware.

Other

         The adult son of one of our directors, Jack Wexler, is an employee of Nabors Corporate Services, Inc., a subsidiary of Nabors, and has been employed by Nabors since February 1, 1992. The employee is paid an annual salary of $108,000 and is eligible to receive cash bonuses and stock options.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in Nabors Industries Ltd.'s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the SEC on May 10,
                  2002).

         2.2 Amended and Restated Acquisition Agreement, dated as of March 18, 2002, by and between Nabors Industries, Inc. and Enserco Energy Service Company Inc. (incorporated by reference to
                  Exhibit 2.1 to Nabors Industries, Inc. Registration Statement No. 333-85228).

         2.3 Form of Plan of Arrangement Under Section 192 of the Canada Business Corporations Act Involving and Affecting Enserco Energy Service Company Inc. and its Securityholders (included in Schedule B to Exhibit 2.2).

         3.1 Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.'s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the SEC on May 10, 2002).

         3.2 Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Nabors Industries Ltd.'s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the SEC on May 10, 2002).

         3.3 Form of Resolutions of the Board of Directors of Nabors Industries Ltd. authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd. Registration Statement No. 333-85228-99).

         4.1 Form of Provisions Attaching to the Exchangeable Shares of Nabors Exchangeco (Canada) Inc. (included as Appendix 1 to
                  Exhibit 2.3).

         4.2 Form of Support Agreement between Nabors Industries, Inc., 3064297 Nova Scotia Company and Nabors Exchangeco (Canada) Inc. (included as Schedule E to Exhibit 2.2).

         4.3 Form of Acknowledgement of Novation to Nabors Industries, Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust Company of Canada and 3064297 Nova Scotia Company executed by Nabors Industries Ltd. (incorporated by reference to Exhibit
                  4.3 to Nabors Industries Ltd. Registration Statement No. 333-85228-99).

         4.4 Fourth Supplemental Indenture dated as of June 21, 2002 among Nabors Holding Company as issuer, Nabors Industries, Inc. as guarantor, Nabors Industries Ltd. as guarantor, and HSBC Bank USA, as trustee, with respect to Nabors Holding Company's 8-5/8% senior subordinated notes due 2008.

         4.5 First Supplemental Indenture, dated as of June 21, 2002, among Nabors Industries, Inc. as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A., as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due 2020.

         4.6 Second Supplemental Indenture, dated as of June 21, 2002 among Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due 2021.

         4.7 Supplemental Indenture No. 2, dated as of June 21, 2002, between Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank Minnesota, National Association, with respect to Nabors Industries Inc.'s 6.8% notes due 2004.

         10.1 First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of June 24, 2002.

         10.2 Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002.

         10.3 First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 24, 2002.

         10.4 Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 17, 2002.

         10.5 First Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Richard A. Stratton dated as of June 24, 2002.

         10.6 Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Richard A. Stratton dated as of July 17, 2002.

         15.1     Awareness Letter of Independent Accountants

         99.1 Nabors Industries Ltd. Corporate Goverance Principles adopted July 17, 2002.

         99.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         o Report by Nabors Industries, Inc. on Form 8-K filed with the Securities and Exchange Commission on April 18, 2002, with respect to Nabors Delaware's press release announcing the results of its first quarter 2002.

         o Report by Nabors Industries, Inc. on Form 8-K filed with the Securities and Exchange Commission on June 14, 2002, with respect to Nabors Delaware's press release announcing the results of its special meeting of stockholders.

         o Report by Nabors Industries, Inc. on Form 8-K filed with the Securities and Exchange Commission on June 25, 2002, with respect to Nabors Delaware's reorganization as a Bermuda company.

         o Report by Nabors Industries Ltd. on Form 8-K filed with the Securities and Exchange Commission on June 25, 2002 with respect to the completion of Nabors' corporate reorganization, and the related press release.

         o Report by Nabors Industries Ltd. on Form 8-K filed with the Securities and Exchange Commission on June 26, 2002 with respect to the registration of Nabors Bermuda's common shares under
               Section 12(b) of the Securities Exchange Act of 1934, as amended.

         o Report by Nabors Industries Ltd. on Form 8-K filed with the Securities and Exchange Commission on July 18, 2002, with respect to Nabors' press release announcing results for the three months and six months ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NABORS INDUSTRIES LTD.



                                                    /s/ Anthony G. Petrello
                                          --------------------------------------
                                          Anthony G. Petrello
                                          President and Chief Operating Officer



                                                    /s/ Bruce P. Koch
                                          --------------------------------------
                                          Bruce P. Koch
                                          Vice President - Finance (principal
                                          financial and accounting officer)

Dated:  August 14, 2002

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                             DESCRIPTION
        ------                             -----------
         2.1 Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in Nabors Industries Ltd.'s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the SEC on May 10,
                  2002).

         2.2 Amended and Restated Acquisition Agreement, dated as of March 18, 2002, by and between Nabors Industries, Inc. and Enserco Energy Service Company Inc. (incorporated by reference to
                  Exhibit 2.1 to Nabors Industries, Inc. Registration Statement No. 333-85228).

         2.3 Form of Plan of Arrangement Under Section 192 of the Canada Business Corporations Act Involving and Affecting Enserco Energy Service Company Inc. and its Securityholders (included in Schedule B to Exhibit 2.2).

         3.1 Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.'s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the SEC on May 10, 2002).

         3.2 Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Nabors Industries Ltd.'s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the SEC on May 10, 2002).

         3.3 Form of Resolutions of the Board of Directors of Nabors Industries Ltd. authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd. Registration Statement No. 333-85228-99).

         4.1 Form of Provisions Attaching to the Exchangeable Shares of Nabors Exchangeco (Canada) Inc. (included as Appendix 1 to
                  Exhibit 2.3).

         4.2 Form of Support Agreement between Nabors Industries, Inc., 3064297 Nova Scotia Company and Nabors Exchangeco (Canada) Inc. (included as Schedule E to Exhibit 2.2).

         4.3 Form of Acknowledgement of Novation to Nabors Industries, Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust Company of Canada and 3064297 Nova Scotia Company executed by Nabors Industries Ltd. (incorporated by reference to Exhibit
                  4.3 to Nabors Industries Ltd. Registration Statement No. 333-85228-99).

         4.4 Fourth Supplemental Indenture dated as of June 21, 2002 among Nabors Holding Company as issuer, Nabors Industries, Inc. as guarantor, Nabors Industries Ltd. as guarantor, and HSBC Bank USA, as trustee, with respect to Nabors Holding Company's 8-5/8% senior subordinated notes due 2008.

         4.5 First Supplemental Indenture, dated as of June 21, 2002, among Nabors Industries, Inc. as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A., as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due 2020.

         4.6 Second Supplemental Indenture, dated as of June 21, 2002 among Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due 2021.

         4.7 Supplemental Indenture No. 2, dated as of June 21, 2002, between Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank Minnesota, National Association, with respect to Nabors Industries Inc.'s 6.8% notes due 2004.

         10.1 First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of June 24, 2002.

         10.2 Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002.

         10.3 First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 24, 2002.

         10.4 Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 17, 2002.

         10.5 First Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Richard A. Stratton dated as of June 24, 2002.

         10.6 Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Richard A. Stratton dated as of July 17, 2002.

         15.1     Awareness Letter of Independent Accountants

         99.1 Nabors Industries Ltd. Corporate Goverance Principles adopted July 17, 2002.

         99.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.