Form 10-Q/A
period 2002-06-30
NABORS INDUSTRIES LTD
filed 2002-10-11
CIK 1163739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

  2ND FL. INTERNATIONAL TRADING CENTRE
                WARRENS
              PO BOX 905E
          ST. MICHAEL, BARBADOS                                N/A
(Address of principal executive offices)                    (Zip Code)


                                 (246) 421-9471
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No____
    ------



         The number of common shares par value $.001 per share, outstanding as of September 30, 2002 was 144,417,743. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 599,220 exchangeable shares outstanding as of September 30, 2002 that are exchangeable for Nabors common shares on a one-for-one basis.


================================================================================

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES


                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
Explanatory Note.........................................................................1

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

          Consolidated Statements of Cash
           Flows for the Six months ended
           June 30, 2002 and 2001........................................................4

          Consolidated Statements of
           Changes in Stockholders' Equity for the Six
           months ended June 30, 2002 and 2001...........................................5

          Notes to Consolidated Financial Statements.....................................6

          Report of Independent Accountants.............................................20

  Item 4. Controls and Procedures.......................................................21

Part II Other Information

  Item 6. Exhibits and Reports on Form 8-K..............................................21

Signatures..............................................................................24

Certifications..........................................................................25

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Nabors Industries Ltd., a Bermuda exempted company, for the quarterly period ended June 30, 2002 is filed to amend Part I, Item 1 and, in particular, to amend the consolidated balance sheet as of June 30, 2002 and the condensed consolidated financial information presented in Note 10 of the Notes to the Consolidated Financial Statements. We refer to Nabors Industries Ltd. as Nabors or the Company in this report.

The amendment to the consolidated balance sheet as of June 30, 2002 revises the classification of $483.1 million of the Company's long-term obligations to short-term. This revision is necessary since the Company's zero coupon convertible senior debentures due 2020 can be put back to the Company on June 20, 2003 and as such should be classified as current liabilities on June 30, 2002. We had previously disclosed the existence of the June 20, 2003 put in our Annual Report on Form 10-K for the year ended December 31, 2001, in both the contractual cash obligations table of Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 to the Consolidated Financial Statements, including the maturity of long-term obligations table. See
Note 4 of the Notes to the Consolidated Financial Statements.

The amendment to the condensed consolidating financial information contained in
Note 10 has no impact on the Company's consolidated balance sheets, consolidated statements of income, consolidated statements of cash flows or statements of changes in stockholders' equity. These adjustments relate to intercompany transactions within our consolidated group of companies that were eliminated in consolidation.

Although several adjustments were made, the significant majority of the adjustment amount reflects two entries that reduce Nabors Delaware's investment in consolidated affiliates and Nabors Delaware's stockholders' equity by $1.1 billion and $1.2 billion, respectively. These balances were ultimately eliminated in consolidation, with no impact on the Company's consolidated balance sheets.

The first adjustment reflects the retirement of Nabors Delaware's common stock that was exchanged for Nabors' common stock in connection with the Company's recent corporate reorganization (see Note 1 of the Notes to the Consolidated Financial Statements). This adjustment resulted in a reduction in Nabors Delaware's investment in consolidated affiliates and stockholders' equity of $1.98 billion. The second adjustment increased Nabors Delaware's investment in consolidated affiliates and stockholders' equity by $.87 billion to record Nabors Delaware's equity in the earnings of its subsidiaries for periods prior to December 31, 2001.

This Amendment also includes a new Item 4 to Part I, as required by the transition provisions of SEC Release Nos. 33-8124 and 34-46427 adopted effective August 29, 2002, and the rules adopted under such releases.

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             JUNE 30,           DECEMBER 31,
                                                                               2002                2001
                                                                            (Restated,
                                                                              Note 4)
                                                                           -------------        -------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
ASSETS
Current assets:
   Cash and cash equivalents                                                $   143,033          $   198,443
   Marketable securities                                                        409,550              343,169
   Accounts receivable, net                                                     297,261              361,086
   Inventory and supplies                                                        16,592               18,515
   Deferred income taxes                                                         27,456               28,145
   Prepaid expenses and other current assets                                     93,431               81,588
                                                                            -----------          -----------
     Total current assets                                                       987,323            1,030,946

Marketable securities                                                           236,915              377,025
Property, plant and equipment, net                                            2,787,503            2,433,247
Goodwill, net                                                                   304,377              199,048
Other long-term assets                                                          116,660              111,649
                                                                            -----------          -----------
     Total assets                                                           $ 4,432,778          $ 4,151,915
                                                                            -----------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                        $   486,652          $     2,510
   Trade accounts payable                                                       107,628              131,821
   Accrued liabilities                                                          136,950              168,022
   Income taxes payable                                                          31,447               27,777
                                                                            -----------          -----------
     Total current liabilities                                                  762,677              330,130

Long-term debt                                                                1,099,096            1,567,616
Other long-term liabilities                                                     100,731              110,902
Deferred income taxes                                                           306,431              285,401
                                                                            -----------          -----------
     Total liabilities                                                        2,268,935            2,294,049
                                                                            -----------          -----------

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

         The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America, or US GAAP. Nabors is the successor to Nabors Delaware following a corporate reorganization, as described in Note 1. Pursuant to the rules and regulations of the US Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K and Current Report on Form 8-K dated as of August 20, 2002 for the year ended December 31, 2001. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2002, and the results of our operations, for each of the three-month and six-month periods ended June 30, 2002 and 2001 and our consolidated statements of changes in stockholders' equity and of cash flows for each of the six-month periods ended June 30, 2002 and 2001, in accordance with US GAAP. Interim results for the six months ended June 30, 2002 may not be indicative of results that will be realized for the full year ending December 31, 2002.

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

NOTE 4   LONG-TERM DEBT - REVISED

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

         During June 2000, we completed a private placement of zero coupon convertible senior debentures due 2020. On issuance, the aggregate principal amount of the debentures at maturity totaled $825 million. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $495.0 million. The debentures can be put to us on June 20, 2003, June 20, 2008 and June 20, 2013 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. Based on the ability of the debenture holders to exercise their put option on June 20, 2003, we have revised the classification of the outstanding principal amount of the debentures of $483.1 million as of June 30, 2002 from long-term obligations to current liabilities in the consolidated balance sheet as of June 30, 2002.

NOTE 5   COMMON SHARES

         In conjunction with our acquisition of Enserco during April, Nabors Delaware issued 2,638,526 shares of Nabors Delaware common stock and 910,556 shares of exchangeable stock of Nabors Exchangeco (Canada) Inc. that are now exchangeable for our common shares on a one-for-one basis (Note 3). The exchangeable stock has been recorded as an increase in capital in excess of par value. Subsequent to the acquisition 181,789 Exchangeco shares have been exchanged, resulting in approximately 728,767 exchangeable shares outstanding as of June 30, 2002.

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

Contingencies

         Self Insurance Accruals. Nabors is self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. Effective April 1, 2002, our exposure (that is our deductible) per occurrence ranges from $1.0 million for workers' compensation to between $2.0 million and $5.0 million for employer liability, Jones Act and general liability and $10.0 million for rig physical damage. Therefore, we are self-insured for rigs with replacement values less than $10.0 million. As a result, if a Nabors' rig with a net book value of $9.0 million were destroyed, we would record a $9.0 million loss in the period in which the loss event occurred. In previous years, we had physical damage insurance for essentially all of our rigs, with a substantially lower deductible of $.25 million per occurrence. Thus, historically we have not recorded material losses in our financial statements related to the destruction of one of our rigs. We have purchased stop-loss coverage in order to limit our aggregate exposure to certain physical damage claims for insured rigs, that is those rigs with replacement values in excess of $10.0 million. The effect of this coverage is that our maximum physical damage loss on insured rigs would be $20.0 million plus $1.0 million per occurrence. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.

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

NOTE 10  CONDENSED CONSOLIDATING FINANCIAL INFORMATION - REVISED

         In connection with the corporate reorganization on June 24, 2002 as discussed in Note 1, Nabors fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware at the effective time of the merger. The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present Nabors' and Nabors Delaware's investments in their subsidiaries using the equity method of accounting. Nabors was formed on December 11, 2001 and as such is not presented for the three and six months ended June 30, 2001.

         The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 30, 2002 and December 31, 2001 and the related income statements for the three and six months ended June 30, 2002 and 2001 and cash flow statements for the six months ended June 30, 2002 and 2001 of (a) Nabors, Parent-Guarantor after June 24, 2002 and Non-Parent/Non-Guarantor prior to June 24, 2002, (b) Nabors Delaware, issuer of existing debt, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

The following information has been revised from that previously filed to reflect certain adjustments. This revision has no impact on the Company's consolidated balance sheets, consolidated statements of income, consolidated statements of cash flows or statements of changes in stockholders' equity. These adjustments relate to intercompany transactions within our consolidated group of companies that were eliminated in consolidation.

Although several adjustments were made, the significant majority of the adjustment amount reflects two entries that reduce Nabors Delaware's investment in consolidated affiliates and Nabors Delaware's stockholders' equity by $1.1 billion and $1.2 billion, respectively. These balances were ultimately eliminated in consolidation, with no impact on the Company's consolidated balance sheets.

The first adjustment reflects the retirement of Nabors Delaware's common stock that was exchanged for Nabors' common stock in connection with the Company's recent corporate reorganization (see Note 1 of the Notes to the Consolidated Financial Statements). This adjustment resulted in a reduction in Nabors Delaware's investment in consolidated affiliates and stockholders' equity of $1.98 billion. The second adjustment increased Nabors Delaware's investment in consolidated affiliates and stockholders' equity by $.87 billion to record Nabors Delaware's equity in the earnings of its subsidiaries for periods prior to December 31, 2001.

Condensed Consolidating Balance Sheets

                                                                       June 30, 2002
                                           ---------------------------------------------------------------------------
                                             Nabors          Nabors         Other
                                           (Parent/         Delaware     Subsidiaries     Consolidating
                                           Guarantor)       (Issuer)    (Non-Guarantor)    Adjustments         Total
                                           ----------      ----------   ---------------   -------------     ----------
(IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents               $       25      $       12    $  142,996      $         --       $  143,033
   Marketable securities                           --              --       409,550                --          409,550
   Accounts receivable, net                        --              --       297,261                --          297,261
   Inventory and supplies                          --              --        16,592                --           16,592
   Prepaid expenses and other current
     assets                                        --              25       120,862                --          120,887
                                           ----------      ----------    ----------      ------------       ----------
     Total current assets                          25              37       987,261                --          987,323

Marketable securities                              --              --       236,915                --          236,915
Investments in affiliates                     176,910       1,764,777     2,226,001        (4,108,791)          58,897
Property, plant and equipment, net                 --              --     2,787,503                --        2,787,503
Goodwill, net                                      --              --       304,377                --          304,377
Intercompany receivables                    1,986,957       1,953,133            --        (3,940,090)              --
Other long-term assets                             --          11,042        46,721                --           57,763
                                           ----------      ----------    ----------      ------------       ----------
     Total assets                          $2,163,892      $3,728,989    $6,588,778      $ (8,048,881)      $4,432,778
                                           ==========      ==========    ==========      ============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt               --         483,087         3,565                --          486,652
   Trade accounts payable                          --              20       107,608                --          107,628
   Accrued liabilities                             --           2,564       134,386                --          136,950
   Income taxes payable                            --            (189)       31,636                --           31,447
                                           ----------      ----------    ----------      ------------       ----------
     Total current liabilities                     --         485,482       277,195                --          762,677

Long-term debt                                     --       1,051,373        47,723                --        1,099,096
Other long-term liabilities                        --              --       100,731                --          100,731
Deferred income taxes                              --          28,291       278,140                --          306,431
Intercompany payables                              49              --     3,940,041        (3,940,090)              --
                                           ----------      ----------    ----------      ------------       ----------
     Total liabilities                             49       1,565,146     4,643,830        (3,940,090)       2,268,935
                                           ----------      ----------    ----------      ------------       ----------
Stockholders' equity                        2,163,843       2,163,843     1,944,948        (4,108,791)       2,163,843
                                           ----------      ----------    ----------      ------------       ----------
     Total liabilities and stockholders'
       equity                              $2,163,892      $3,728,989    $6,558,778      $ (8,048,881)      $4,432,778
                                           ==========      ==========    ==========      ============       ==========

                                       11

                                                                       December 31, 2001
                                             -------------------------------------------------------------------------
                                                 Nabors        Nabors         Other
                                               (Non-Parent/   Delaware    Subsidiaries    Consolidating
                                             Non-Guarantor)   (Issuer)   (Non-Guarantor)   Adjustments        Total
                                             --------------  ----------  ---------------  -------------     ----------
(IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                   $      --     $    2,201     $  196,242     $        --      $  198,443
   Marketable securities                              --             --        343,169              --         343,169
   Accounts receivable, net                           --             --        361,086              --         361,086
   Inventory and supplies                             --             --         18,515              --          18,515
   Prepaid expenses and other current
     assets                                           --            417        109,316              --         109,733
                                               ---------     ----------     ----------     -----------      ----------
     Total current assets                             --          2,618      1,028,328              --       1,030,946

Marketable securities                                 --             --        377,025              --         377,025
Investments in affiliates                             13      1,467,127         55,141      (1,467,140)         55,141
Property, plant and equipment, net                    --             --      2,433,247              --       2,433,247
Goodwill, net                                         --             --        199,048              --         199,048
Intercompany receivables                              --      1,931,893             --      (1,931,893)             --
Other long-term assets                                --         13,574         42,934              --          56,508
                                               ---------     ----------     ----------     -----------      ----------
     Total assets                              $      13     $3,415,212     $4,135,723     $(3,399,033)     $4,151,915
                                               =========     ==========     ==========     ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                  --             --          2,510              --           2,510
   Trade accounts payable                             --             23        131,798              --         131,821
   Accrued liabilities                                --          4,372        163,650              --         168,022
   Income taxes payable                               --           (189)        27,966              --          27,777
                                               ---------     ----------     ----------     -----------      ----------
     Total current liabilities                        --          4,206        325,924              --         330,130

Long-term debt                                        --      1,523,915         43,701              --       1,567,616
Other long-term liabilities                           --             --        110,902              --         110,902
Deferred income taxes                                 --         29,225        256,176              --         285,401
Intercompany payables                                  1             --      1,931,892      (1,931,893)             --
                                               ---------     ----------     ----------     -----------      ----------
     Total liabilities                                 1      1,557,346      2,668,595      (1,931,893)      2,294,049
                                               ---------     ----------     ----------     -----------      ----------
Stockholders' equity                                  12      1,857,866      1,467,128      (1,467,140)      1,857,866
                                               ---------     ----------     ----------     -----------      ----------
     Total liabilities and stockholders'
       equity                                  $      13     $3,415,212     $4,135,723     $(3,399,033)     $4,151,915
                                               =========     ==========     ==========     ===========      ==========

Condensed Consolidating Income Statements



                                                                     Three months ended June 30, 2002
                                                 ----------------------------------------------------------------------
                                                   Nabors       Nabors        Other
                                                  (Parent/     Delaware     Subsidiaries    Consolidating
                                                 Guarantor)    (Issuer)   (Non-Guarantor)    Adjustments       Total
                                                 ----------   ----------  ---------------   -------------    ---------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues                            $      --     $      --      $ 346,088       $      --      $ 346,088
   Earnings from unconsolidated affiliates              --            --         10,430              --         10,430
   Earnings from consolidated affiliates            22,166        25,396         25,436         (72,998)            --
   Interest income                                      --            (5)         8,147              --          8,142
   Intercompany interest income                      3,261        13,516             --         (16,777)            --
   Other income, net                                    --           633          2,016              --          2,649
                                                 ---------     ---------      ---------       ---------      ---------
     Total revenues and other income                25,427        39,540        392,117         (89,775)       367,309
                                                 ---------     ---------      ---------       ---------      ---------
Costs and other deductions:
   Direct costs                                         --            --        238,190              --        238,190
   General and administrative expenses                   7           126         32,691              --         32,824
   Depreciation and amortization                        --            --         47,984              --         47,984
   Interest expense                                     --        13,954            464              --         14,418
   Intercompany interest expense                        --            --         16,777         (16,778)            --
                                                 ---------     ---------      ---------       ---------      ---------
     Total costs and other deductions                    7        14,080        336,106         (16,777)       333,416
                                                 ---------     ---------      ---------       ---------      ---------
Income before income taxes                          25,420        25,460         56,011         (72,998)        33,893
                                                 ---------     ---------      ---------       ---------      ---------

Income taxes:
   Current                                              --            --          2,514              --          2,514
   Deferred                                             --            24          5,935              --          5,959
                                                 ---------     ---------      ---------       ---------      ---------
     Total income taxes                                 --            24          8,449              --          8,473
                                                 ---------     ---------      ---------       ---------      ---------
Net income                                       $  25,420     $  25,436      $  47,562       $ (72,998)     $  25,420
                                                 =========     =========      =========       =========      =========

                                                             Three months ended June 30, 2001
                                                 ------------------------------------------------------
                                                   Nabors        Other
                                                  Delaware    Subsidiaries   Consolidating
                                                  (Issuer)  (Non-Guarantor)   Adjustments       Total
                                                 ---------  ---------------  -------------    ---------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues                            $      --     $ 601,484       $       --     $ 601,484
   Earnings from unconsolidated affiliates              --         9,996               --         9,996
   Earnings from consolidated affiliates           100,066            --         (100,066)           --
   Interest income                                      16        15,660               --        15,676
   Intercompany interest income                     20,581            --          (20,581)           --
   Other income, net                                  (280)        3,336               --         3,056
                                                 ---------     ---------       ----------     ---------
     Total revenues and other income               120,383       630,476         (120,647)      630,212
                                                 ---------     ---------       ----------     ---------

Costs and other deductions:
   Direct costs                                         --       366,034               --       366,034
   General and administrative expenses                  73        33,741               --        33,814
   Depreciation and amortization                        --        50,746               --        50,746
   Interest expense                                 13,976           537               --        14,513
   Intercompany interest expense                        --        20,581          (20,581)           --
                                                 ---------     ---------       ----------     ---------
     Total costs and other deductions               14,049       471,639          (20,581)      465,107
                                                 ---------     ---------       ----------     ---------
Income before income taxes                         106,334       158,837         (100,066)      165,105
                                                 ---------     ---------       ----------     ---------
Income taxes:
   Current                                              --        11,388               --        11,388
   Deferred                                          2,319        47,383               --        49,702
                                                 ---------     ---------       ----------     ---------
     Total income taxes                              2,319        58,771               --        61,090
                                                 ---------     ---------       ----------     ---------
Net income                                       $ 104,015     $ 100,066       $ (100,066)    $ 104,015
                                                 =========     =========       ==========     =========

                                                                     Six months ended June 30, 2002
                                                 ----------------------------------------------------------------------
                                                                                Other
                                                   Nabors        Nabors      Subsidiaries
                                                 (Parent/       Delaware        (Non-        Consolidating
                                                 Guarantor)     (Issuer)      Guarantor)      Adjustments       Total
                                                 ---------     ---------     ------------    -------------    ---------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues                            $      --     $      --     $ 721,959       $      --      $ 721,959
   Earnings from unconsolidated affiliates              --            --        21,396              --         21,396
   Earnings from consolidated affiliates            64,113        68,972        67,383        (200,468)            --
   Interest income                                      --            15        17,378              --         17,393
   Intercompany interest income                      3,261        27,464            --         (30,725)            --
   Other income, net                                    --        (1,780)        4,926              --          3,146
                                                 ---------     ---------     ---------       ---------      ---------
     Total revenues and other income                67,374        94,671       833,042        (231,193)       763,894
                                                 ---------     ---------     ---------       ---------      ---------

Costs and other deductions:
   Direct costs                                         --            --       487,623              --        487,623
   General and administrative expenses                  12           268        65,210              --         65,490
   Depreciation and amortization                        --            --        91,665              --         91,665
   Interest expense                                     --        27,954         1,079              --         29,033
   Intercompany interest expense                        --            --        30,725         (30,725)            --
                                                 ---------     ---------     ---------       ---------      ---------
     Total costs and other deductions                   12        28,222       676,302         (30,725)       673,811
                                                 ---------     ---------     ---------       ---------      ---------

Income before income taxes                          67,362        66,449       156,740        (200,468)        90,083
                                                 ---------     ---------     ---------       ---------      ---------

Income taxes:
   Current                                              --            --         6,957              --          6,957
   Deferred                                             --          (934)       16,698              --         15,764
                                                 ---------     ---------     ---------       ---------      ---------
     Total income taxes                                 --          (934)       23,655              --         22,721
                                                 ---------     ---------     ---------       ---------      ---------

Net income                                       $  67,362     $  67,383     $ 133,085       $(200,468)     $  67,362
                                                 =========     =========     =========       =========      =========

                                                                Six months ended June 30, 2001
                                                -------------------------------------------------------------
                                                                 Other
                                                 Nabors       Subsidiaries
                                                Delaware         (Non-          Consolidating
                                                (Issuer)       Guarantor)        Adjustments         Total
                                                ---------     ------------      -------------     -----------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues                          $      --       $1,132,404         $      --        $1,132,404
   Earnings from unconsolidated affiliates            --           20,243                --            20,243
   Earnings from consolidated affiliates         178,940               --          (178,940)               --
   Interest income                                    33           28,903                --            28,936
   Intercompany interest income                   39,944               --           (39,944)               --
   Other income, net                                (969)          13,293                --            12,324
                                               ---------       ----------         ---------        ----------
     Total revenues and other income             217,948        1,194,843          (218,884)        1,193,907
                                               ---------       ----------         ---------        ----------

Costs and other deductions:
   Direct costs                                       --          706,356                --           706,356
   General and administrative expenses               191           66,709                --            66,900
   Depreciation and amortization                      --           94,476                --            94,476
   Interest expense                               25,781            1,196                --            26,977
   Intercompany interest expense                      --           39,944           (39,944)               --
                                               ---------       ----------         ---------        ----------
     Total costs and other deductions             25,972          908,681           (39,944)          894,709
                                               ---------       ----------         ---------        ----------

Income before income taxes                       191,976          286,162          (178,940)          299,198
                                               ---------       ----------         ---------        ----------

Income taxes:
   Current                                            --           26,323                --            26,323
   Deferred                                        4,823           80,899                --            85,722
                                               ---------       ----------         ---------        ----------
     Total income taxes                            4,823          107,222                --           112,045
                                               ---------       ----------         ---------        ----------

Net income                                     $ 187,153       $  178,940         $(178,940)       $  187,153
                                               =========       ==========         =========        ==========


Condensed Consolidating Cash Flow Statements


                                                                     Six months ended June 30, 2002
                                                 ----------------------------------------------------------------------
                                                                                Other
                                                   Nabors        Nabors      Subsidiaries
                                                 (Parent/       Delaware       (Non-        Consolidating
                                                 Guarantor)     (Issuer)      Guarantor)      Adjustments       Total
                                                 ----------    ----------    ------------    -------------    ---------
(IN THOUSANDS)
Net cash provided by (used for) operating
  activities                                    $      25      $  (5,469)      $ 200,129       $      --      $ 194,685
                                                ---------      ---------       ---------       ---------      ---------

Cash flows from investing activities:
   Purchases of marketable securities,
     available-for-sale                                --             --         (24,253)             --        (24,253)
   Sales of marketable securities,
     available-for-sale                                --             --          94,526              --         94,526
   Cash received from disposition of
     long-term assets                                  --             --           4,923              --          4,923
   Cash paid for acquisitions of
     businesses, net                                   --             --        (116,668)             --       (116,668)
   Capital expenditures                                --             --        (198,072)             --       (198,072)
                                                ---------      ---------       ---------       ---------      ---------
Net cash used for investing activities                 --             --        (239,544)             --       (239,544)
                                                ---------      ---------       ---------       ---------      ---------

Cash flows from financing activities:
   Decrease in restricted cash                         --             --             867              --            867
   Reduction of long-term borrowings                   --         (5,048)        (16,414)             --        (21,462)
   Common stock transactions                           --          8,328              --              --          8,328
                                                ---------      ---------       ---------       ---------      ---------
Net cash provided by (used for) financing
  activities                                           --          3,280         (15,547)             --        (12,267)
                                                ---------      ---------       ---------       ---------      ---------

Effect of exchange rate changes on cash and
  cash equivalents                                     --             --           1,716              --          1,716
                                                ---------      ---------       ---------       ---------      ---------

Net increase (decrease) in cash and cash
  equivalents                                          25         (2,189)        (53,246)             --        (55,410)
Cash and cash equivalents, beginning of period         --          2,201         196,242              --        198,443
                                                ---------      ---------       ---------       ---------      ---------
Cash and cash equivalents, end of period        $      25      $      12       $ 142,996       $      --      $ 143,033
                                                =========      =========       =========       =========      =========


                                                                         Six months ended June 30, 2001
                                                              ----------------------------------------------------
                                                                             Other
                                                                Nabors    Subsidiaries
                                                               Delaware      (Non-       Consolidating
                                                               (Issuer)    Guarantor)     Adjustments      Total
                                                              ---------   ------------   -------------   ---------
(IN THOUSANDS)
Net cash (used for) provided by operating activities          $(723,551)    $ 964,508       $      --    $ 240,957
                                                              ---------     ---------       ---------    ---------

Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale            --      (441,279)             --     (441,279)
   Sales of marketable securities, available-for-sale                --        28,193              --       28,193
   Cash received from disposition of long-term assets                --         7,486              --        7,486
   Capital expenditures                                              --      (319,797)             --     (319,797)
                                                              ---------     ---------       ---------    ---------
Net cash used for investing activities                               --      (725,397)             --     (725,397)
                                                              ---------     ---------       ---------    ---------

Cash flows from financing activities:
   Increase in restricted cash                                       --           (33)             --          (33)
   Proceeds from long-term borrowings                           840,338            --              --      840,338
   Reduction of long-term borrowings                                 --        (3,556)             --       (3,556)
   Debt issuance costs                                          (12,879)           --              --      (12,879)
   Common stock transactions                                      7,724            --              --        7,724
   Treasury stock transactions                                 (111,580)           --              --     (111,580)
                                                              ---------     ---------       ---------    ---------
Net cash provided by (used for) financing activities            723,603        (3,589)             --      720,014
                                                              ---------     ---------       ---------    ---------

Effect of exchange rate changes on cash and cash equivalents         --             6              --            6
                                                              ---------     ---------       ---------    ---------

Net increase in cash and cash equivalents                            52       235,528              --      235,580
Cash and cash equivalents, beginning of period                    2,118       195,194              --      197,312
                                                              ---------     ---------       ---------    ---------
Cash and cash equivalents, end of period                      $   2,170     $ 430,722       $      --    $ 432,892
                                                              =========     =========       =========    =========

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of June 30, 2002, after the revisions discussed in Notes 4 and 10, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001 and the consolidated statements of changes in stockholders' equity and of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 23, 2002, except for Note 16, as to which the date is March 18, 2002, and Notes 1, 2, 7, 12 and 15, as to which the date is August 20, 2002, we expressed an unqualified opinion on those consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
Houston, Texas
July 17, 2002, except for Note 11, as to which the
date is August 13, 2002, and Notes 4 and 10, as
to which the date is October 10, 2002

ITEM 4. CONTROLS AND PROCEDURES

         There have not been any significant changes in Nabors' internal controls or in other factors that could significantly affect Nabors' internal controls subsequent to our previous evaluation of internal controls.

PART II OTHER INFORMATION

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

         3.2 Amended and Restated Bye-laws of Nabors Industries Ltd.(incorporated by reference to Annex III to the proxy statement/prospectus included in Nabors Industries Ltd.'s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the SEC on May 10, 2002).

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

         4.1 Form of Provisions Attaching to the Exchangeable Shares of Nabors Exchangeco (Canada) Inc. (included as Appendix 1 to
                  Exhibit 2.3).

         4.2 Form of Support Agreement between Nabors Industries, Inc., 3064297 Nova Scotia Company and Nabors Exchangeco (Canada)Inc. (included as Schedule E to Exhibit 2.2).

        +4.3 Form of Acknowledgement of Novation to Nabors Industries,Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust Company of Canada and 3064297 Nova Scotia Company executed by Nabors Industries Ltd. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Registration Statement No. 333-85228-99).

        +4.4 Fourth Supplemental Indenture dated as of June 21, 2002 among Nabors Holding Company as issuer, Nabors Industries, Inc. as guarantor, Nabors Industries Ltd. as guarantor, and HSBC Bank USA, as trustee, with respect to Nabors Holding Company's 8-5/8% senior subordinated notes due 2008.

        +4.5 First Supplemental Indenture, dated as of June 21, 2002, among Nabors Industries, Inc. as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A., as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due 2020.

        +4.6 Second Supplemental Indenture, dated as of June 21, 2002 among Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due 2021.

        +4.7 Supplemental Indenture No. 2, dated as of June 21, 2002, between Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank Minnesota, National Association, with respect to Nabors Industries Inc.'s 6.8% notes due 2004.

        +10.1 First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of June 24, 2002.

        +10.2 Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002.

        +10.3 First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 24, 2002.

        +10.4 Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 17, 2002.

        +10.5 First Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Richard A. Stratton dated as of June 24, 2002.

        +10.6 Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Richard A. Stratton dated as of July 17, 2002.

         15.1     Awareness Letter of Independent Accountants

        +99.1 Nabors Industries Ltd. Corporate Governance Principles adopted July 17, 2002.

         99.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
+ Previously filed with Nabors Industries Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the U.S. Securities and Exchange Commission on August 14, 2002 (File No. 000-49887)

         (b) Reports on Form 8-K

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

         o Report by Nabors Industries Ltd. on Form 8-K filed with the Securities and Exchange Commission on August 20, 2002, with respect to the amendment of the Annual Report on Form 10-K filed by Nabors Delaware as of December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NABORS INDUSTRIES LTD.



                                                 /s/ Anthony G. Petrello
                                          --------------------------------------
                                          Anthony G. Petrello
                                          President & Chief Operating Officer



                                                    /s/ Bruce P. Koch
                                          --------------------------------------
                                          Bruce P. Koch
                                          Vice President - Finance (principal
                                          financial and accounting officer)

Dated:  October 10, 2002

                                 CERTIFICATIONS


I, Eugene M. Isenberg, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Nabors Industries Ltd.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         Date:  October 10, 2002

/s/ Eugene M. Isenberg
-----------------------
Eugene M. Isenberg
Chairman & Chief Executive Officer


I, Bruce P. Koch, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Nabors Industries Ltd.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         Date: October 10, 2002

/s/ Bruce P. Koch
-----------------
Bruce P. Koch
Vice President - Finance (principal financial and accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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

3.2           Amended and Restated Bye-laws of Nabors Industries
              Ltd.(incorporated by reference to Annex III to the proxy statement/prospectus included in Nabors Industries Ltd.'s
              Registration Statement on Form S-4 (Registration No. 333-76198) filed with the SEC on May 10, 2002).

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

4.1           Form of Provisions Attaching to the Exchangeable Shares of Nabors
              Exchangeco (Canada) Inc. (included as Appendix 1 to Exhibit 2.3).

4.2           Form of Support Agreement between Nabors Industries, Inc., 3064297
              Nova Scotia Company and Nabors Exchangeco (Canada)Inc. (included as Schedule E to Exhibit 2.2).

4.3           Form of Acknowledgement of Novation to Nabors Industries, Inc.,
              Nabors Exchangeco (Canada) Inc., Computershare Trust Company of
              Canada and 3064297 Nova Scotia Company executed by Nabors
              Industries Ltd. (incorporated by reference to Exhibit 4.3 to
              Nabors Industries Ltd. Registration Statement No. 333-85228-99).

+4.4          Fourth Supplemental Indenture dated as of June 21, 2002 among
              Nabors Holding Company as issuer, Nabors Industries, Inc. as guarantor, Nabors Industries Ltd. as guarantor, and HSBC Bank USA, as trustee, with respect to Nabors Holding Company's 8-5/8% senior subordinated notes due 2008.

+4.5          First Supplemental Indenture, dated as of June 21, 2002, among
              Nabors Industries, Inc. as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A., as trustee, with respect to Nabors
              Industries, Inc.'s zero coupon convertible senior debentures due
              2020.

+4.6          Second Supplemental Indenture, dated as of June 21, 2002 among
              Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors
              Industries, Inc.'s zero coupon convertible senior debentures due
              2021.

+4.7          Supplemental Indenture No. 2, dated as of June 21, 2002, between
              Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo
              Bank Minnesota, National Association, with respect to Nabors
              Industries Inc.'s 6.8% notes due 2004.

+10.1 First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene
              M. Isenberg dated as of June 24, 2002.

+10.2         Second Amendment to Employment Agreement between Nabors
              Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002.

+10.3 First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and
              Anthony G. Petrello dated as of June 24, 2002.

+10.4         Second Amendment to Employment Agreement between Nabors
              Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 17, 2002.

+10.5         First Amendment to Employment Agreement between Nabors Industries,
              Inc., Nabors Industries Ltd. and Richard A. Stratton dated as of
              June 24, 2002.

+10.6         Second Amendment to Employment Agreement between Nabors
              Industries, Inc., Nabors Industries Ltd. and Richard A. Stratton dated as of July 17, 2002.

15.1          Awareness Letter of Independent Accountants

+99.1         Nabors Industries Ltd. Corporate Governance Principles adopted
              July 17, 2002.

99.2          Certification of Chief Executive Officer and Chief Financial
              Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.


----------

+ Previously filed with Nabors Industries Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the U.S. Securities and Exchange Commission on August 14, 2002 (File No. 000-49887).