Form 10-Q
period 2002-09-30
NABORS INDUSTRIES LTD
filed 2002-11-14
CIK 1163739

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                       COMMISSION FILE NUMBER: 000-49887

                             ---------------------

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

     The number of common shares par value $.001 per share, outstanding as of October 31, 2002 was 144,738,911. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 739,198 exchangeable shares outstanding as of October 31, 2002 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets as of September 30, 2002 and
         December 31, 2001...........................................      2
         Consolidated Statements of Income for the Three Months and
         Nine Months Ended September 30, 2002 and 2001...............      3
         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2002 and 2001...........................      4
         Consolidated Statements of Changes in Stockholders' Equity
         for the Nine Months Ended September 30, 2002 and 2001.......      5
         Notes to Consolidated Financial Statements..................      7
         Report of Independent Accountants...........................     28
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     29
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     38
Item 4.  Controls and Procedures.....................................     39

                           PART II OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     40
Item 5.  Other Information...........................................     40
Item 6.  Exhibits and Reports on Form 8-K............................     43
Signatures...........................................................     44
Certifications.......................................................     45

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                      (UNAUDITED)
                                                                 (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  668,687      $  198,443
  Marketable securities.....................................      353,013         343,169
  Accounts receivable, net..................................      275,622         361,086
  Inventory and supplies....................................       16,673          18,515
  Deferred income taxes.....................................       27,456          28,145
  Prepaid expenses and other current assets.................       95,512          81,588
                                                               ----------      ----------
     Total current assets...................................    1,436,963       1,030,946
Marketable securities.......................................      309,567         377,025
Property, plant and equipment, net..........................    2,744,913       2,433,247
Goodwill, net...............................................      301,401         199,048
Other long-term assets......................................      115,442         111,649
                                                               ----------      ----------
     Total assets...........................................   $4,908,286      $4,151,915
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $  489,595      $    2,510
  Trade accounts payable....................................       93,564         131,821
  Accrued liabilities.......................................      146,690         168,022
  Income taxes payable......................................       26,412          27,777
                                                               ----------      ----------
     Total current liabilities..............................      756,261         330,130
Long-term debt..............................................    1,599,026       1,567,616
Other long-term liabilities.................................      100,266         110,902
Deferred income taxes.......................................      314,304         285,401
                                                               ----------      ----------
  Total liabilities.........................................    2,769,857       2,294,049
                                                               ----------      ----------
Commitments and contingencies (Note 7)
Stockholders' equity:
  Common shares par value $.001 and $.10, respectively, per
     share:
     Authorized common shares 400,000; issued 144,418 and
      147,711, respectively.................................          144          14,771
  Capital in excess of par value............................    1,246,423       1,091,536
  Accumulated other comprehensive income (loss).............       (8,887)          3,260
  Retained earnings.........................................      900,749       1,001,079
  Less treasury stock, at cost, 0 and 6,822 common shares...           --        (252,780)
                                                               ----------      ----------
     Total stockholders' equity.............................    2,138,429       1,857,866
                                                               ----------      ----------
     Total liabilities and stockholders' equity.............   $4,908,286      $4,151,915
                                                               ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    2002       2001        2002         2001
                                                  --------   --------   ----------   ----------
                                                                   (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues and other income:
  Operating revenues............................  $346,995   $613,958   $1,068,954   $1,746,362
  Earnings from unconsolidated affiliates.......     8,083      8,459       29,479       28,702
  Interest income...............................     8,145     13,636       25,538       42,572
  Other income (expense), net...................      (994)     5,400        2,152       17,724
                                                  --------   --------   ----------   ----------
     Total revenues and other income............   362,229    641,453    1,126,123    1,835,360
                                                  --------   --------   ----------   ----------
Costs and other deductions:
  Direct costs..................................   233,890    368,271      721,513    1,074,627
  General and administrative expenses...........    36,968     34,248      102,458      101,148
  Depreciation and amortization.................    52,084     54,413      143,749      148,889
  Interest expense..............................    17,772     15,395       46,805       42,372
                                                  --------   --------   ----------   ----------
     Total costs and other deductions...........   340,714    472,327    1,014,525    1,367,036
                                                  --------   --------   ----------   ----------
Income before income taxes......................    21,515    169,126      111,598      468,324
                                                  --------   --------   ----------   ----------
Income tax expense (benefit):
  Current.......................................     1,774     27,503        8,731       53,826
  Deferred......................................    (7,181)    33,382        8,583      119,104
                                                  --------   --------   ----------   ----------
     Total income tax expense (benefit).........    (5,407)    60,885       17,314      172,930
                                                  --------   --------   ----------   ----------
Net income......................................  $ 26,922   $108,241   $   94,284   $  295,394
                                                  ========   ========   ==========   ==========
Earnings per share:
  Basic.........................................  $    .19   $    .75   $      .66   $     2.03
  Diluted.......................................  $    .18   $    .68   $      .63   $     1.82
Weighted average number of common shares
  outstanding:
  Basic.........................................   145,078    143,610      143,079      145,615
                                                  ========   ========   ==========   ==========
  Diluted.......................................   151,158    167,384      149,423      170,318
                                                  ========   ========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
Net income..................................................  $  94,284   $ 295,394
Adjustments to net income:
  Depreciation and amortization.............................    143,749     148,889
  Deferred income taxes.....................................      8,583     119,104
  Deferred financing costs amortization.....................      3,794       1,610
  Discount amortization on zero coupon debentures...........     22,931      23,283
  Losses (gains) on disposition of long-term assets.........      1,126      (9,804)
  Gains on marketable securities............................     (2,386)     (8,119)
  Foreign currency transaction gains........................     (1,939)       (647)
  Loss on early extinguishment of debt......................        202          --
  Equity in earnings from unconsolidated affiliates, net of
     dividends..............................................    (19,604)    (19,701)
  Other.....................................................        502        (266)
Increase (decrease), net of effects from acquisitions, from
  changes in:
  Accounts receivable.......................................    105,488    (151,845)
  Inventory and supplies....................................      2,988      (1,448)
  Prepaid expenses and other current assets.................    (14,774)     (7,222)
  Other long-term assets....................................      4,708      (6,877)
  Trade accounts payable and accrued liabilities............    (47,914)     86,516
  Income taxes payable......................................     (6,184)     19,051
  Other long-term liabilities...............................     (9,865)     21,293
                                                              ---------   ---------
Net cash provided by operating activities...................    285,689     509,211
                                                              ---------   ---------
Cash flows from investing activities:
  Purchases of marketable securities, available-for-sale....    (88,694)   (461,580)
  Sales of marketable securities, available-for-sale........    133,845      28,193
  Cash received from dispositions of long-term assets.......      5,571      16,270
  Cash paid for acquisitions of businesses, net.............   (120,840)         --
  Capital expenditures......................................   (227,411)   (553,036)
                                                              ---------   ---------
Net cash used for investing activities......................   (297,529)   (970,153)
                                                              ---------   ---------
Cash flows from financing activities:
  Increase in restricted cash...............................        791         698
  Proceeds from long-term borrowings........................    495,904     840,338
  Reduction of long-term borrowings.........................    (21,914)     (3,556)
  Debt issuance costs.......................................     (2,488)    (12,879)
  Proceeds from issuance of common shares...................     11,050       7,776
  Repurchase of common shares...............................     (2,487)   (247,963)
  Payments related to cash flow hedges......................     (1,482)         --
                                                              ---------   ---------
Net cash provided by financing activities...................    479,374     584,414
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      2,710        (480)
                                                              ---------   ---------
Net increase in cash and cash equivalents...................    470,244     122,992
Cash and cash equivalents, beginning of period..............    198,443     197,312
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 668,687   $ 320,304
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                                                                   ACCUMULATED OTHER
                                                                     COMPREHENSIVE
                                                                     INCOME (LOSS)
                                                              ----------------------------
                               COMMON SHARES                    UNREALIZED
                             -----------------   CAPITAL IN   GAINS (LOSSES)   CUMULATIVE                               TOTAL
                                         PAR     EXCESS OF    ON MARKETABLE    TRANSLATION   RETAINED   TREASURY    STOCKHOLDERS'
                             SHARES     VALUE    PAR VALUE      SECURITIES     ADJUSTMENT    EARNINGS     STOCK        EQUITY
                             -------   -------   ----------   --------------   -----------   --------   ---------   -------------
                                                                         (UNAUDITED)
                                                                        (IN THOUSANDS)
Balances, December 31,
  2000.....................  147,155   $14,715   $1,145,847      $ 15,897       $ (8,803)    $643,629   $  (4,817)   $1,806,468
                             -------   -------   ----------      --------       --------     --------   ---------    ----------
Comprehensive income:
  Net income...............                                                                   295,394                   295,394
  Translation adjustment...                                                       (4,396)                                (4,396)
  Unrealized losses on
    marketable securities,
    net of income tax
    benefit of $8,167......                                       (13,906)                                              (13,906)
  Less: reclassification
    adjustment for gains
    included in net income,
    net of income taxes of
    $1,848.................                                        (3,146)                                               (3,146)
                             -------   -------   ----------      --------       --------     --------   ---------    ----------
      Total comprehensive
         income............       --        --           --       (17,052)        (4,396)     295,394          --       273,946
                             -------   -------   ----------      --------       --------     --------   ---------    ----------
Issuance of common shares
  for stock options
  exercised................      523        53        7,723                                                               7,776
Tax effect of stock option
  deductions...............                         (62,652)                                                            (62,652)
Repurchase of common
  shares...................                                                                              (247,963)     (247,963)
                             -------   -------   ----------      --------       --------     --------   ---------    ----------
      Subtotal.............      523        53      (54,929)           --             --           --    (247,963)     (302,839)
                             -------   -------   ----------      --------       --------     --------   ---------    ----------
Balances, September 30,
  2001.....................  147,678   $14,768   $1,090,918      $ (1,155)      $(13,199)    $939,023   $(252,780)   $1,777,575
                             =======   =======   ==========      ========       ========     ========   =========    ==========

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                     IN STOCKHOLDERS' EQUITY -- (CONTINUED)

                                                                         ACCUMULATED OTHER
                                                                    COMPREHENSIVE INCOME (LOSS)
                                                             -----------------------------------------
                             COMMON SHARES                     UNREALIZED     UNREALIZED
                           ------------------   CAPITAL IN   GAINS (LOSSES)   LOSSES ON    CUMULATIVE
                                       PAR      EXCESS OF    ON MARKETABLE    CASH FLOW    TRANSLATION    RETAINED
                           SHARES     VALUE     PAR VALUE      SECURITIES       HEDGES     ADJUSTMENT     EARNINGS
                           -------   --------   ----------   --------------   ----------   -----------   ----------
                                                                 (UNAUDITED)
                                                                (IN THOUSANDS)
Balances, December 31,
  2001...................  147,711   $ 14,771   $1,091,536      $12,410        $    --       $(9,150)    $1,001,079
                           -------   --------   ----------      -------        -------       -------     ----------
Comprehensive income:
  Net income.............                                                                                    94,284
  Translation
    adjustment...........                                                                       (788)
  Unrealized losses on
    marketable
    securities, net of
    income tax benefit of
    $4,614...............                                        (7,856)
  Less: reclassification
    adjustment for gains
    included in net
    income, net of income
    taxes of $1,187......                                        (2,021)
  Unrealized losses on
    cash flow hedges.....                                                       (1,482)
                           -------   --------   ----------      -------        -------       -------     ----------
      Total comprehensive
        income...........       --         --           --       (9,877)        (1,482)         (788)        94,284
                           -------   --------   ----------      -------        -------       -------     ----------
Issuance of common shares
  for stock options
  exercised..............      651         63        8,411
Issuance of common shares
  in connection with the
  Bayard warrants
  exercised..............       18          2           (2)
Issuance of common shares
  in connection with
  Enserco acquisition....    2,639        264      162,497
Nabors Exchangeco shares
  exchanged..............      312         19          (19)
Tax effect of stock
  option deductions......                           27,102
Repurchase of common
  shares.................      (91)                   (799)                                                  (1,688)
Put option on common
  shares.................                            2,576
Retirement of treasury
  stock..................   (6,822)      (682)     (59,172)                                                (192,926)
Change in par value......             (14,293)      14,293
                           -------   --------   ----------      -------        -------       -------     ----------
      Subtotal...........   (3,293)   (14,627)     154,887           --             --            --       (194,614)
                           -------   --------   ----------      -------        -------       -------     ----------
Balances, September 30,
  2002...................  144,418   $    144   $1,246,423      $ 2,533        $(1,482)      $(9,938)    $  900,749
                           =======   ========   ==========      =======        =======       =======     ==========


                                           TOTAL
                           TREASURY    STOCKHOLDERS'
                             STOCK        EQUITY
                           ---------   -------------
                                  (UNAUDITED)
                                (IN THOUSANDS)
Balances, December 31,
  2001...................  $(252,780)   $1,857,866
                           ---------    ----------
Comprehensive income:
  Net income.............                   94,284
  Translation
    adjustment...........                     (788)
  Unrealized losses on
    marketable
    securities, net of
    income tax benefit of
    $4,614...............                   (7,856)
  Less: reclassification
    adjustment for gains
    included in net
    income, net of income
    taxes of $1,187......                   (2,021)
  Unrealized losses on
    cash flow hedges.....                   (1,482)
                           ---------    ----------
      Total comprehensive
        income...........         --        82,137
                           ---------    ----------
Issuance of common shares
  for stock options
  exercised..............                    8,474
Issuance of common shares
  in connection with the
  Bayard warrants
  exercised..............                       --
Issuance of common shares
  in connection with
  Enserco acquisition....                  162,761
Nabors Exchangeco shares
  exchanged..............                       --
Tax effect of stock
  option deductions......                   27,102
Repurchase of common
  shares.................                   (2,487)
Put option on common
  shares.................                    2,576
Retirement of treasury
  stock..................    252,780            --
Change in par value......                       --
                           ---------    ----------
      Subtotal...........    252,780       198,426
                           ---------    ----------
Balances, September 30,
  2002...................  $      --    $2,138,429
                           =========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  RECENT CORPORATE REORGANIZATION

     Effective June 24, 2002, Nabors Industries Ltd., a Bermuda exempted company (Nabors), became the successor to Nabors Industries, Inc., a Delaware corporation (Nabors Delaware), following a corporate reorganization. The reorganization was accomplished through the merger of an indirect, newly formed Delaware subsidiary owned by Nabors into Nabors Delaware. Nabors Delaware was the surviving company in the merger and became a wholly-owned, indirect subsidiary of Nabors. Upon consummation of the merger, all outstanding shares of Nabors Delaware common stock automatically converted into the right to receive Nabors common shares, with the result that the shareholders of Nabors Delaware on the date of the merger became the shareholders of Nabors. Nabors and its subsidiaries continue to conduct the businesses previously conducted by Nabors Delaware and its subsidiaries. The reorganization was accounted for as a reorganization of entities under common control and accordingly, it did not result in any changes to the consolidated amounts of assets, liabilities and stockholders' equity.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     As used in this Report, "we," "us," "our," and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

  INTERIM FINANCIAL INFORMATION

     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. Nabors is the successor to Nabors Delaware following the corporate reorganization described in Note 1. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2001, as supplemented by our Current Report on Form 8-K filed on October 10, 2002, which reclassified certain items in our consolidated statements of income to comply with the transition requirements of Statement of Financial Accounting Standards (SFAS) No. 145 and Emerging Issues Task Force (EITF) No. 01-14, as more fully discussed below in "Recent Accounting Pronouncements." In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2002, and the results of our operations, for each of the three-month and nine-month periods ended September 30, 2002 and 2001 and our cash flows for each of the nine-month periods ended September 30, 2002 and 2001, in accordance with U.S. GAAP. Interim results for the nine months ended September 30, 2002 may not be indicative of results that will be realized for the full year ending December 31, 2002.

     Our independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

  PRINCIPLES OF CONSOLIDATION

     Our consolidated financial statements include the accounts of Nabors and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in the consolidated

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES
statements of income, and our investment in these entities is carried as a single amount in the consolidated balance sheets. Investments in net assets of affiliated entities accounted for using the equity method totaled $55.0 million and $55.1 million as of September 30, 2002 and December 31, 2001, respectively, and are included in other long-term assets in the consolidated balance sheets.

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior periods to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows (See Recent Accounting Pronouncements).

  PROPERTY, PLANT AND EQUIPMENT

     Effective October 1, 2001, we changed the depreciable lives of our drilling and workover rigs from 4,200 to 4,900 active days, our jackup rigs from 4,200 to 8,030 active days and certain other drilling equipment to better reflect the estimated useful lives of these assets. The effect of this change in accounting estimate was accounted for on a prospective basis beginning October 1, 2001 and increased net income by approximately $4.8 million ($.03 per diluted share) for the current quarter and approximately $15.5 million ($.10 per diluted share) for the nine months ended September 30, 2002.

  DERIVATIVE FINANCIAL INSTRUMENTS AND FOREIGN CURRENCY RISK

     We account for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for derivatives qualifying as fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Any change in fair value of derivative financial instruments that are speculative in nature and do not qualify for hedge accounting treatment is also recognized immediately in earnings.

     We have recently begun to utilize derivative financial instruments that are intended to manage our exposure to interest rate risks. The use of derivative financial instruments could expose us to credit risk and market risk. Credit risk is the failure of a counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty would owe us, which can create credit risk for us. When the fair value of a derivative contract is negative, we would owe the counterparty, and, therefore, we would not be exposed to credit risk. We attempt to minimize the credit risk in derivative instruments by entering into transactions with major financial institutions that have a significant asset base. Market risk is the adverse effect to the value of a financial instrument that results from changes in interest rates. We try to manage market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the type and degree of market risk that we undertake.

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk. The most significant

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES
exposure arises in connection with our operations in Canada and Saudi Arabia, which usually are substantially unhedged. In Saudi Arabia, upon renewal of our contracts, we have been converting Saudi riyal-denominated contracts to U.S. dollar-denominated contracts in order to reduce our exposure to the Saudi riyal even though that currency has been pegged to the U.S. dollar at a rate of 3.745 Saudi riyals to 1.00 U.S. dollar since 1986. We cannot guarantee that we will be able to convert future Saudi riyal-denominated contracts to U.S. dollar-denominated contracts or that the Saudi riyal exchange rate will continue in effect as in the past.

     At various times, we utilize local currency borrowings (foreign currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate.

  RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and intangible assets with indefinite lives no longer will be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for those intangible assets with finite lives no longer will be limited to 40 years. The effect of no longer amortizing goodwill would have increased net income by approximately $1.2 million ($.01 per diluted share) for the prior year quarter and approximately $3.5 million ($.02 per diluted share) for the nine months ended September 30, 2001.

     We adopted SFAS 142 effective January 1, 2002, and during the second quarter of 2002, we performed our initial goodwill impairment assessment, as required. As part of that assessment, we determined that our 11 business units represent our reporting units as defined by SFAS 142. We determined the aggregate carrying values and fair values of all such reporting units, which were measured as of the January 1, 2002 adoption date. We calculated the fair value of each reporting unit based on discounted cash flows and determined there was no goodwill impairment.

     We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002, as required. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Due to the nature of our business, this new accounting pronouncement had no impact on our reported results of operations or financial position.

     We adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective April 1, 2002. Due to the nature of our business, Financial Accounting Standards Board
(FASB) 44, 64 and Amendment of FASB 13 are not applicable. SFAS 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and states that gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." APB 30 defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Accordingly, we no longer classify gains and losses from extinguishment of debt that are usual and frequent as extraordinary items, and we reclassified to other income all similar debt extinguishment items that had been reported as extraordinary items in prior accounting periods. In conjunction with adopting SFAS 145 we reclassified an extraordinary loss recorded during the first quarter of 2002 totaling $.13 million, net of taxes of $.08 million, to other income with the related income tax component reclassified to income tax expense.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities initiated after January 1, 2003. This statement does not currently impact Nabors.

     We adopted EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," in the second quarter of 2002. Previously, we recognized reimbursements received as a reduction to the related direct costs. EITF 01-14 requires that reimbursements received be included in operating revenues and "out-of-pocket" expenses be included in direct costs. Accordingly, reimbursements received from our customers have been reclassified to revenues for all periods presented. The effect of adopting EITF 01-14 increased operating revenues and direct costs from previously reported amounts by $20.3 million and $54.1 million for the three and nine months ended September 30, 2001, respectively.

NOTE 3  ACQUISITIONS

     On March 18, 2002, we acquired, for cash, 20.5% of the issued and outstanding shares of Enserco Energy Service Company, Inc., a Canadian publicly-held corporation, for Cdn. $15.50 per share for a total price of Cdn. $83.2 million (U.S. $52.6 million). On April 26, 2002, we completed our acquisition of Enserco by purchasing their remaining outstanding shares for Cdn. $15.65 per share, paying cash of Cdn. $100.1 million (U.S. $64.1 million) and issuing 2,638,526 shares of Nabors Delaware common stock and 910,556 exchangeable shares of Nabors Exchangeco (Canada) Inc., an indirect wholly-owned Canadian subsidiary of Nabors. The Nabors Exchangeco shares are exchangeable for Nabors common shares, at each holder's option, on a one-for-one basis and are listed on the Toronto Stock Exchange. Additionally, these exchangeable shares have essentially identical rights as Nabors common shares, including but not limited to voting rights and the right to receive dividends, if any, and will be automatically exchanged upon the occurrence of certain events. The value of the Nabors Delaware and Nabors Exchangeco shares issued totaled Cdn. $254.2 million, or U.S. $162.8 million. Enserco's results of operations were consolidated into ours commencing on April 26, 2002. In addition, we assumed Enserco debt totaling Cdn. $33.4 million (U.S. $21.3 million). The Enserco purchase price has been allocated based on preliminary estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $100 million. The purchase price allocation for the Enserco acquisition is subject to adjustment as additional information becomes available and will be finalized by December 31, 2002.

     Enserco provided land drilling, well-servicing and workover services in Canada and operated a fleet of 193 well-servicing rigs and 30 drilling rigs on the acquisition date. The Enserco acquisition increased our position in Canada with assets that are relatively new and in excellent condition, allowing us to provide services to many of our key U.S. customers who have increased their presence in Canada as it has become even more strategic to the North American gas supply market.

     In June 2002, Nabors acquired the RBF 209 for approximately $21 million. This 200 foot, mat support, cantilever jackup has been renamed Nabors Rig 659. This rig has been upgraded at a cost of approximately $4.5 million for work on a
4.5 year contract in Mexico for PEMEX which commenced in September 2002.

     On August 12, 2002, Nabors entered into an arrangement agreement to acquire Ryan Energy Technologies Inc., a corporation incorporated under the laws of Alberta, Canada. Nabors' acquisition of

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

Ryan was completed on October 9, 2002, and became effective pursuant to a plan of arrangement approved by the securityholders of Ryan and the Court of Queen's Bench of Alberta.

     Under the terms of the arrangement each holder of Ryan common shares could elect to receive for each Ryan common share either cash in the amount of Cdn. $1.85 or 0.0362 of an exchangeable share of Nabors Exchangeco. Each registered shareholder electing to receive Nabors Exchangeco shares received only a whole number of exchangeable shares, and was paid cash in lieu of any fractional shares. Each exchangeable share has economic and voting rights effectively equivalent to one Nabors common share and is exchangeable at any time for one Nabors common share. As a result of the arrangement, all options to acquire Ryan common shares not previously exercised or surrendered for termination were terminated and each holder of such options was paid in cash, in respect of each such option, the greater of: (i) the positive difference, if any, between Cdn. $1.85 and the exercise price of such option for each Ryan common share issuable on exercise of such option, and (ii) Cdn. $0.10 per common share issuable on exercise of such option, subject to required withholdings. Pursuant to the arrangement, Nabors Exchangeco acquired all of the issued and outstanding common shares of Ryan in exchange for approximately Cdn. $22.6 million (U.S. $14.2 million) in cash and 380,264 exchangeable shares of Nabors Exchangeco, of which 219,493 exchangeable shares were immediately exchanged for common shares of Nabors in accordance with the instructions of the holders of those shares.

NOTE 4  DERIVATIVE FINANCIAL INSTRUMENTS

     On July 25, 2002, we entered into an interest rate hedge transaction with a third party financial institution to manage and mitigate interest rate risk exposure relative to a then-contemplated debt financing transaction. Under the agreement, we agreed to receive (pay) cash from (to) the counterparty based on the difference between 4.43% and the 10-year Treasury rate on August 23, 2002, assuming a $100.0 million notional amount with semi-annual interest payments over a 10-year maturity. In accordance with SFAS 133, as amended, we accounted for this transaction as a cash flow hedge. During August 2002, we paid approximately $1.5 million related to the termination of this agreement. In accordance with SFAS 133, this payment was recorded as a reduction to accumulated other comprehensive income on our consolidated balance sheet and will be amortized into earnings as additional interest expense using the effective interest method over the term of the 5.375% senior notes due 2012 issued by Nabors Delaware as discussed in Note 5 below.

     On March 26, 2002, in anticipation of closing the Enserco acquisition discussed in Note 3, we entered into two foreign exchange contracts with a total notional value of Cdn. $115.9 million and maturity dates of April 29, 2002. Additionally, on April 9, 2002, we entered into a third foreign exchange contract with a notional value of Cdn. $50.0 million maturing April 29, 2002. The notional amounts of these contracts were used to fund the cash portion of the Enserco acquisition purchase price. The notional amounts of these contracts represented the amount of foreign currency purchased at maturity and did not represent our exposure under these contracts. Although such contracts served as an economic hedge against our foreign currency risk related to the cash portion of the acquisition cost, we accounted for these contracts as speculative as required by SFAS 133 and therefore marked them to market. We recognized a gain on these foreign exchange contracts of approximately U.S. $1.78 million in our consolidated statement of income for the nine months ended September 30, 2002.

     On October 22, 2002, we entered into an interest rate swap, purchased a three-month LIBOR range cap, and sold a LIBOR floor in transactions with a third party financial institution. These transactions are described in detail in Note 13.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTE 5  LONG-TERM DEBT

     During the nine months ended September 30, 2002, we purchased $.6 million face value of our 8 5/8% senior subordinated notes due April 2008 in the open market at a price of 108%. In addition, we purchased $4.7 million face value of our 6.8% senior unsecured notes due April 2004 in the open market at a price of 104%. Upon settlement of these transactions, we paid $5.7 million and recognized a pretax loss of approximately $.2 million, resulting from the repurchases of these notes at prices higher than the amounts recorded on our books. Additionally, we repaid Cdn. $21.0 million (U.S. $13.2 million) of the debt assumed in the Enserco acquisition. We also made a $2.5 million scheduled principal payment relating to certain of our medium-term notes.

     On August 22, 2002, Nabors Holdings 1, ULC, one of our indirect, wholly-owned subsidiaries, issued U.S. $225 million aggregate principal amount of 4.875% senior notes due 2009 that were fully and unconditionally guaranteed by Nabors and Nabors Delaware. Concurrently with this offering by Nabors Holdings, Nabors Delaware issued U.S. $275 million aggregate principal amount of 5.375% senior notes due 2012, which were fully and unconditionally guaranteed by Nabors. Both issues of senior notes were resold by a placement agent to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on each issue of senior notes is payable August 15 and February 15 of each year, beginning on February 15, 2003.

     Both issues are unsecured and are effectively junior in right of payment to any of their respective issuers' future secured debt. The senior notes will rank equally in right of payment with any of their respective issuers' future unsubordinated debt and will be senior in right of payment to any of such issuers' subordinated debt. The guarantees of Nabors Delaware and Nabors with respect to the senior notes issued by Nabors Holdings, and the guarantee of Nabors with respect to the senior notes issued by Nabors Delaware, will be similarly unsecured and have a similar ranking to the series of senior notes so guaranteed.

     Subject to certain qualifications and limitations, the indenture governing the senior notes issued by Nabors Holdings and the indenture governing the senior notes issued by Nabors Delaware limit the ability of Nabors and its subsidiaries to incur liens and to enter into sale and lease-back transactions. In addition, such indentures limit the ability of Nabors, Nabors Delaware and Nabors Holdings to enter into mergers, consolidations or transfers of all or substantially all of such entity's assets unless the successor company assumes the obligations of such entity under the applicable indenture.

     Nabors Holdings filed a registration statement with the U.S. Securities and Exchange Commission on October 11, 2002 pursuant to which it is offering to exchange its U.S. $225 million aggregate principal amount of 4.875% senior notes due 2009 for new 4.875% senior notes due 2009 which have been registered under the Securities Act (the Nabors Holdings Exchange Notes). This registration statement became effective on October 28, 2002 and the exchange offer is currently expected to expire on November 29, 2002. The terms of the Nabors Holdings Exchange Notes, including the terms of the guarantee by Nabors Delaware and Nabors, are substantially identical to those of the Nabors Holdings senior notes, except that the transfer restrictions and registration rights relating to the senior notes issued by Nabors Holdings do not apply to the Nabors Holdings Exchange Notes.

     Similarly, Nabors Delaware filed a registration statement with the U.S. Securities and Exchange Commission on October 11, 2002 pursuant to which it is offering to exchange its U.S. $275 million aggregate principal amount of 5.375% senior notes due 2012 for new 5.375% senior notes due 2012 which have been registered under the Securities Act (the Nabors Delaware Exchange Notes) in exchange for the senior notes issued by Nabors Delaware. This registration statement also became effective on October 28, 2002 and the exchange offer is also currently expected to expire on November 29, 2002. The terms of the Nabors Delaware Exchange Notes, including the terms of the guarantee by Nabors, are substantially

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES
identical to those of the Nabors Delaware senior notes, except that the transfer restrictions and registration rights relating to the senior notes issued by Nabors Delaware do not apply to the Nabors Delaware Exchange Notes.

     As a result of the reorganization, discussed in Note 1, we may have failed to comply with a covenant contained in our $200 million credit facility agreement and a related $30 million letter of credit facility. At the time of the potential default, there were no outstanding borrowings on the $200 million unsecured revolving credit facility and approximately $23 million outstanding on the related letter of credit facility. Since the $200 million credit facility was unused and scheduled to mature on September 5, 2002, and because we had cash, short-term and long-term marketable securities balances as of July 31, 2002 totaling approximately $800 million, we terminated the facility. The bank provided a waiver on the letter of credit facility and the letter of credit facility has since expired.

     During June 2000, we completed a private placement of zero coupon convertible senior debentures due 2020. On issuance, the aggregate principal amount of the debentures at maturity totaled $825 million. The debentures were issued at a discount with net proceeds to Nabors, after expenses, totaling approximately $495 million. The debentures can be put back to us on June 20, 2003, June 20, 2008 and June 20, 2013 for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. Based on the ability of the debenture holders to exercise their put option on June 20, 2003, the outstanding principal amount on the debentures of $486.1 million is classified in current liabilities in our consolidated balance sheet as of September 30, 2002.

NOTE 6  COMMON SHARES

     In conjunction with our April 2002 acquisition of Enserco, Nabors Delaware issued 2,638,526 shares of Nabors Delaware common stock and 910,556 exchangeable shares of Nabors Exchangeco that are now exchangeable for our common shares on a one-for-one basis (Note 3). The exchangeable shares have been recorded as an increase in capital in excess of par value. Subsequent to the acquisition, 312,254 exchangeable shares have been exchanged for our common shares, resulting in 598,302 exchangeable shares outstanding as of September 30, 2002.

     As a result of the corporate reorganization (Note 1), the authorized share capital of Nabors consists of 400 million common shares, par value $.001 per share, and 25 million preferred shares, par value $.001 per share. Common shares issued were 144,417,743 at $.001 par value at September 30, 2002 compared to 144,368,390 at $.10 par value immediately preceding the reorganization. The decrease in par value of common stock from $.10 to $.001 has been recorded as an increase to capital in excess of par value and a decrease in common shares in our Consolidated Financial Statements.

     In conjunction with the reorganization, 6.8 million shares of treasury stock outstanding were retired, as Bermuda law does not recognize the concept of treasury stock. The effect of this retirement reduced common shares by $.7 million, capital in excess of par value by $59.2 million and retained earnings by $192.9 million.

     On July 17, 2002, the Board of Directors of Nabors authorized the continuation of the share repurchase program that had begun under Nabors Delaware, and provided that the amount of Nabors common shares authorized for purchase by Nabors going forward be increased to $400 million. Under the Nabors Delaware program, Nabors Delaware had acquired an aggregate of approximately $248.0 million of Nabors Delaware common stock, or 6.2 million shares. During the current quarter, Nabors also acquired, through a subsidiary, 91,000 of its common shares in the open market for $27.30 per share for an aggregate price of $2.5 million. Immediately thereafter these shares were transferred to Nabors. Pursuant to Bermuda law, any shares, when purchased, will be treated as cancelled. A repurchase of shares will not have the effect of reducing the amount of Nabors' authorized share capital. Additionally, the Board

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES
approved the repurchase of up to $400 million of outstanding debt securities of Nabors and its subsidiaries. These amounts may be increased or decreased at the discretion of the Board, depending upon market conditions and consideration of the best interest of shareholder value. Repurchases may be conducted on the open market, through negotiated transactions, or by other means, from time to time, depending upon market conditions and other factors.

     On July 23, 2002, we entered into a private transaction with a counterparty in which we sold 1.0 million European-style put options for $2.6 million with a maturity date of October 23, 2002. Under the arrangement, if the price of our common shares was less than $26.5698 on the maturity date, the counterparty could have exercised the put option resulting in, at our option (1) our purchase of 1.0 million of our common shares at a price of $26.5698 per share or (2) our payment, in cash or Nabors common shares, of an amount equal to the difference between $26.5698 and our stock price on October 23, 2002 multiplied by 1.0 million. If the price of our common shares was above $26.5698 on the maturity date, we anticipated that the counterparty would let the option expire. These put options expired on October 23, 2002 and we retained the $2.6 million in proceeds which was recorded as an increase in capital in excess of par value on our consolidated balance sheet during the current quarter.

NOTE 7  COMMITMENTS AND CONTINGENCIES

  CAPITAL EXPENDITURES

     As of September 30, 2002, we had outstanding capital expenditure purchase commitments of approximately $18.6 million, primarily for rig-related enhancing and sustaining capital expenditures.

  CONTINGENCIES

     Self Insurance Accruals. Nabors is self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. Effective for the period from April 1, 2002 to March 31, 2003, our exposure (that is, our deductible) per occurrence ranges from $1.0 million for workers' compensation to between $2.0 million and $5.0 million for employer liability, Jones Act and general liability and to $10.0 million for rig physical damage. As a result, we are self-insured for rigs with replacement values less than $10.0 million. If a Nabors' rig with a replacement value of less than $10.0 million was destroyed, we would record a loss equal to its net book value in the period in which the loss event occurred. In previous years, we had physical damage insurance for essentially all of our rigs, with a substantially lower deductible of $.25 million per occurrence. Thus, historically we have not recorded material losses in our financial statements related to the destruction of one of our rigs. We have purchased stop-loss coverage in order to limit our aggregate exposure to certain physical damage claims for insured rigs (that is, those rigs with replacement values in excess of $10.0 million). The effect of this coverage is that our maximum physical damage loss on insured rigs would be $20.0 million plus $1.0 million per occurrence. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.

     Litigation. In Verdin v. R&B Falcon Drilling USA, Inc., et al., Civil Action No. G-00-488, in the United States District Court for the Southern District of Texas, Galveston Division, the class action lawsuit against our offshore drilling subsidiaries alleging, among other things, conspiracy to depress wages and benefits paid to our offshore employees, we have reached a settlement, which was approved by the court on April 22, 2002. The settlement payment was made in the second quarter of 2002, and the amount paid by Nabors' subsidiaries was not material to Nabors.

     On May 23, 2002, Steve Rosenberg, an individual shareholder of Nabors, filed a complaint against Nabors and its directors in the United States District Court for the Southern District of Texas (Civil Action No. 02-1942), alleging that Nabors' May 10, 2002 proxy statement/prospectus contained certain

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES
material misstatements and omissions in violation of federal securities laws and state law. Nabors' May 10, 2002 proxy statement/prospectus was sent to shareholders in connection with the special meeting to consider and vote on Nabors' proposed reorganization and effective reincorporation in Bermuda. The AFL-CIO moved to intervene in Civil Action No. 02-1942 and filed a complaint containing similar allegations. On June 5, 2002, Marilyn Irey, an individual shareholder of Nabors, filed a complaint in the United States District Court for the Southern District of Texas (Civil Action No. 02-2108) that is nearly identical to Steve Rosenberg's complaint. The three shareholders requested that the Court either enjoin the closing of the shareholder vote on the scheduled date or the effectuation of the reorganization. In addition, two of the shareholders (Steve Rosenberg and Marilyn Irey) purported to bring a class action on behalf of all shareholders, alleging that Nabors and its directors violated their state law fiduciary duties by making these alleged misstatements and omissions. These two shareholders, on behalf of their purported class, seek monetary damages for their state law claims. Since the beginning of the litigation, two of the shareholders (Steve Rosenberg and the AFL-CIO) have amended their complaints, but have not added any substantive allegations.

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

     Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 8  INCOME TAXES

     Our effective income tax rate was 16% during the nine months ended September 30, 2002 compared to 37% for the prior year period. Due primarily to the corporate reorganization discussed in Note 1, the effective tax rate for the nine months ended September 30, 2002 was lower than the 25% anticipated rate accrued in our results during the first two quarters of 2002. The tax benefit attributable to the corporate reorganization that was recorded during the quarter ended September 30, 2002 approximated $8.4 million. Nabors currently expects a 2002 annualized effective tax rate of approximately 14-15%. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various legislative proposals being considered by the U.S. Congress, and any responsive action taken by Nabors.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTE 9  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (numerator):
  Net income -- basic......................  $ 26,922   $108,241   $ 94,284   $295,394
  Add interest expense on assumed
     conversion of our zero coupon
     convertible senior debentures, net of
     tax(1):
     $825 million due 2020.................        --      2,021         --      6,026
     $1.381 billion due 2021...............        --      3,332         --      8,643
                                             --------   --------   --------   --------
  Adjusted net income -- diluted...........  $ 26,922   $113,594   $ 94,284   $310,063
                                             ========   ========   ========   ========
Earnings per share:
  Basic....................................  $    .19   $    .75   $    .66   $   2.03
  Diluted..................................  $    .18   $    .68   $    .63   $   1.82
Shares (denominator):
  Weighted average number of shares
     outstanding -- basic(2)...............   145,078    143,610    143,079    145,615
  Net effect of dilutive stock options and
     warrants based on the treasury stock
     method................................     6,080      5,144      6,344      7,340
  Assumed conversion of our zero coupon
     convertible senior debentures(1):
     $825 million due 2020.................        --      8,859         --      8,859
     $1.381 billion due 2021...............        --      9,771         --      8,504
                                             --------   --------   --------   --------
Weighted average number of shares
  outstanding -- diluted...................   151,158    167,384    149,423    170,318
                                             ========   ========   ========   ========

---------------

(1) Diluted earnings per share for the three months and nine months ended September 30, 2001 reflects the assumed conversion of our $825 million and $1.381 billion zero coupon convertible senior debentures, as the conversion in those periods would have been dilutive. Diluted earnings per share for the three months and nine months ended September 30, 2002 does not reflect the assumed conversion of our $825 million and $1.381 billion zero coupon convertible senior debentures, as the conversion in those periods would have been anti-dilutive.

(2) Includes the weighted average number of common shares of Nabors and the weighted average number of exchangeable shares of Nabors Exchangeco.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTE 10  SUPPLEMENTAL INCOME STATEMENT INFORMATION

     Other income (expense), net includes the following:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                               ------------------     -----------------
                                                2002       2001        2002      2001
                                               ------     -------     -------   -------
                                                            (IN THOUSANDS)
(Losses) gains on marketable securities......  $(550)     $ (597)     $ 2,386   $ 6,619
(Losses) gains on disposition of long-term
  assets and businesses......................   (481)      4,816         (522)    8,774
Foreign currency transaction (losses)
  gains......................................   (370)        336        1,936       633
Dividend income..............................     --         185           38       558
Corporate reorganization expense.............   (103)         --       (3,461)       --
Other........................................    510         660        1,775     1,140
                                               -----      ------      -------   -------
                                               $(994)     $5,400      $ 2,152   $17,724
                                               =====      ======      =======   =======

NOTE 11  SEGMENT INFORMATION

     The following table sets forth financial information with respect to our reportable segments:

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          -------------------   -----------------------
                                            2002       2001        2002         2001
                                          --------   --------   ----------   ----------
                                                         (IN THOUSANDS)
Reportable segments:
  Operating revenues and Earnings from
     unconsolidated affiliates:
     Contract drilling(1)...............  $336,088   $586,770   $1,020,693   $1,662,692
     Manufacturing and logistics(2).....    31,751     70,259      111,684      208,777
     Other(3)...........................   (12,761)   (34,612)     (33,944)     (96,405)
                                          --------   --------   ----------   ----------
       Total............................  $355,078   $622,417   $1,098,433   $1,775,064
                                          ========   ========   ==========   ==========
  Income derived from operating
     activities:(4)
     Contract drilling(1)...............  $ 40,877   $155,096   $  141,582   $  414,726
     Manufacturing and logistics(2).....     2,087     25,024       18,712       75,725
     Other(5)...........................   (10,828)   (14,635)     (29,581)     (40,051)
                                          --------   --------   ----------   ----------
       Total............................  $ 32,136   $165,485   $  130,713   $  450,400
                                          --------   --------   ----------   ----------
  Interest expense......................   (17,772)   (15,395)     (46,805)     (42,372)
  Interest income.......................     8,145     13,636       25,538       42,572
  Other income (expense), net...........      (994)     5,400        2,152       17,724
                                          --------   --------   ----------   ----------
       Income before income taxes.......  $ 21,515   $169,126   $  111,598   $  468,324
                                          ========   ========   ==========   ==========

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Total assets:
  Contract drilling(6)......................................   $3,213,208      $2,872,534
  Manufacturing and logistics(7)............................      308,582         311,629
  Other(5)..................................................    1,386,496         967,752
                                                               ----------      ----------
     Total..................................................   $4,908,286      $4,151,915
                                                               ==========      ==========

---------------

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $7.0 million and $4.7 million for the three-month periods ended September 30, 2002 and 2001, and $20.6 million and $13.1 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.1 million and $3.8 million for the three-month periods ended September 30, 2002 and 2001, and $8.9 million and $15.6 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

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

(6) Includes $23.7 million and $22.3 million of investments in unconsolidated affiliates, accounted for by the equity method, at September 30, 2002 and December 31, 2001, respectively.

(7) Includes $31.3 million and $32.8 million of investments in unconsolidated affiliates, accounted for by the equity method, at September 30, 2002 and December 31, 2001, respectively.

NOTE 12  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In connection with the corporate reorganization on June 24, 2002 as discussed in Note 1, Nabors fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware at the effective time of the merger. As discussed in Note 5, Nabors also fully and unconditionally guaranteed the senior notes issued by Nabors Delaware, and Nabors and Nabors Delaware fully and unconditionally guaranteed the senior notes issued by Nabors Holdings in August 2002.

     The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present Nabors' and Nabors Delaware's investments in their subsidiaries using the equity method of accounting. Nabors and Nabors Holdings were formed on December 11, 2001 and December 28, 2001, respectively, and as such are not presented for the three and nine months ended September 30, 2001.

     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of September 30, 2002 and December 31, 2001 and the related statements of income for the three and nine months ended September 30, 2002 and 2001 and statements of cash flows for the nine months ended September 30, 2002 and 2001 of (a) Nabors, Parent-Guarantor after June 24, 2002 and

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

Non-Parent/Non-Guarantor prior to June 24, 2002, (b) Nabors Delaware, issuer of existing debt and the 5.375% senior notes due 2012 and guarantor of the 4.875% senior notes due 2009 issued by Nabors Holdings, (c) Nabors Holdings, issuer of the 4.875% senior notes due 2009, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           SEPTEMBER 30, 2002
                             ------------------------------------------------------------------------------
                                            NABORS                   OTHER
                               NABORS      DELAWARE     NABORS    SUBSIDIARIES
                              (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING
                             GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS      TOTAL
                             ----------   ----------   --------   ------------   -------------   ----------
                                                             (IN THOUSANDS)
                                                  ASSETS
Current assets:
  Cash and cash
    equivalents............  $      293   $    2,885   $    228    $  665,281     $        --    $  668,687
  Marketable securities....          --           --         --       353,013              --       353,013
  Accounts receivable,
    net....................          --           --         --       275,622              --       275,622
  Inventory and supplies...          --           --         --        16,673              --        16,673
  Prepaid expenses and
    other current assets...         209           25         --       122,734              --       122,968
                             ----------   ----------   --------    ----------     -----------    ----------
    Total current assets...         502        2,910        228     1,433,323              --     1,436,963
Marketable securities......          --           --         --       309,567              --       309,567
Property, plant and
  equipment, net...........          --           --         --     2,744,913              --     2,744,913
Goodwill, net..............          --           --         --       301,401              --       301,401
Intercompany receivables...   2,035,957    2,233,392        349            --      (4,269,698)           --
Investments in
  affiliates...............     102,759    1,764,123    221,484     2,217,657      (4,251,036)       54,987
Other long-term assets.....          --       11,156      1,074        48,225              --        60,455
                             ----------   ----------   --------    ----------     -----------    ----------
    Total assets...........  $2,139,218   $4,011,581   $223,135    $7,055,086     $(8,520,734)   $4,908,286
                             ==========   ==========   ========    ==========     ===========    ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of
    long-term debt.........  $       --   $  486,097   $     --    $    3,498     $        --    $  489,595
  Trade accounts payable...          23           23         --        93,518              --        93,564
  Accrued liabilities......          12        9,222      1,188       136,268              --       146,690
  Income taxes payable.....          --         (189)        --        26,601              --        26,412
                             ----------   ----------   --------    ----------     -----------    ----------
    Total current
       liabilities.........          35      495,153      1,188       259,885              --       756,261
Long-term debt.............          --    1,328,871    223,168        46,987              --     1,599,026
Other long-term
  liabilities..............          --           --         --       100,266              --       100,266
Deferred income taxes......         489       48,789       (469)      265,495              --       314,304
Intercompany payables......         265           --         --     4,269,433      (4,269,698)           --
                             ----------   ----------   --------    ----------     -----------    ----------
    Total liabilities......         789    1,872,813    223,887     4,942,066      (4,269,698)    2,769,857
                             ----------   ----------   --------    ----------     -----------    ----------
Stockholders' equity.......   2,138,429    2,138,768       (752)    2,113,020      (4,251,036)    2,138,429
                             ----------   ----------   --------    ----------     -----------    ----------
    Total liabilities and
       stockholders'
       equity..............  $2,139,218   $4,011,581   $223,135    $7,055,086     $(8,520,734)   $4,908,286
                             ==========   ==========   ========    ==========     ===========    ==========

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                        DECEMBER 31, 2001
                          ------------------------------------------------------------------------------
                                         NABORS                   OTHER
                            NABORS      DELAWARE     NABORS    SUBSIDIARIES
                           (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING
                          GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS      TOTAL
                          ----------   ----------   --------   ------------   -------------   ----------
                                                          (IN THOUSANDS)
                                                 ASSETS
Current assets:
  Cash and cash
     equivalents........     $--       $    2,201     $--       $  196,242     $        --    $  198,443
  Marketable
     securities.........      --               --      --          343,169              --       343,169
  Accounts receivable,
     net................      --               --      --          361,086              --       361,086
  Inventory and
     supplies...........      --               --      --           18,515              --        18,515
  Prepaid expenses and
     other current
     assets.............      --              417      --          109,316              --       109,733
                             ---       ----------     ---       ----------     -----------    ----------
     Total current
       assets...........      --            2,618      --        1,028,328              --     1,030,946
Marketable securities...      --               --      --          377,025              --       377,025
Property, plant and
  equipment, net........      --               --      --        2,433,247              --     2,433,247
Goodwill, net...........      --               --      --          199,048              --       199,048
Intercompany
  receivables...........      --        1,931,893      12               --      (1,931,905)           --
Investments in
  affiliates............      13        1,467,127      --           55,141      (1,467,140)       55,141
Other long-term
  assets................      --           13,574      --           42,934              --        56,508
                             ---       ----------     ---       ----------     -----------    ----------
     Total assets.......     $13       $3,415,212     $12       $4,135,723     $(3,399,045)   $4,151,915
                             ===       ==========     ===       ==========     ===========    ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of
     long-term debt.....     $--       $       --     $--       $    2,510     $        --    $    2,510
  Trade accounts
     payable............      --               23      --          131,798              --       131,821
  Accrued liabilities...      --            4,372      --          163,650              --       168,022
  Income taxes
     payable............      --             (189)     --           27,966              --        27,777
                             ---       ----------     ---       ----------     -----------    ----------
     Total current
       liabilities......      --            4,206      --          325,924              --       330,130
Long-term debt..........      --        1,523,915      --           43,701              --     1,567,616
Other long-term
  liabilities...........      --               --      --          110,902              --       110,902
Deferred income taxes...      --           29,225      --          256,176              --       285,401
Intercompany payables...       1               --      --        1,931,904      (1,931,905)           --
                             ---       ----------     ---       ----------     -----------    ----------
     Total
       liabilities......       1        1,557,346      --        2,668,607      (1,931,905)    2,294,049
                             ---       ----------     ---       ----------     -----------    ----------
Stockholders' equity....      12        1,857,866      12        1,467,116      (1,467,140)    1,857,866
                             ---       ----------     ---       ----------     -----------    ----------
     Total liabilities
       and stockholders'
       equity...........     $13       $3,415,212     $12       $4,135,723     $(3,399,045)   $4,151,915
                             ===       ==========     ===       ==========     ===========    ==========

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                     THREE MONTHS ENDED SEPTEMBER 30, 2002
                                  ----------------------------------------------------------------------------
                                                 NABORS                   OTHER
                                    NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                   (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING
                                  GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS     TOTAL
                                  ----------   ----------   --------   ------------   -------------   --------
                                                                 (IN THOUSANDS)
Revenues and other income:
  Operating revenues............   $     --     $    --     $    --      $346,995       $     --      $346,995
  Earnings from unconsolidated
     affiliates.................         --          --          --         8,083             --         8,083
  Earnings (losses) from
     consolidated affiliates....    (21,504)     29,034          --        26,732        (34,262)           --
  Interest income...............          5          --          --         8,140             --         8,145
  Intercompany interest
     income.....................     49,000      13,486          --            --        (62,486)           --
  Other income (expense), net...         --        (103)         --          (891)            --          (994)
                                   --------     -------     -------      --------       --------      --------
     Total revenues and other
       income...................     27,501      42,417          --       389,059        (96,748)      362,229
                                   --------     -------     -------      --------       --------      --------
Costs and other deductions:
  Direct costs..................         --          --          --       233,890             --       233,890
  General and administrative
     expenses...................         90         129          --        36,749             --        36,968
  Depreciation and
     amortization...............         --          --          --        52,084             --        52,084
  Interest expense..............         --      15,695       1,233           844             --        17,772
  Intercompany interest
     expense....................         --          --          --        62,486        (62,486)           --
                                   --------     -------     -------      --------       --------      --------
     Total costs and other
       deductions...............         90      15,824       1,233       386,053        (62,486)      340,714
                                   --------     -------     -------      --------       --------      --------
Income before income taxes......     27,411      26,593      (1,233)        3,006        (34,262)       21,515
                                   --------     -------     -------      --------       --------      --------
Income tax expense (benefit)....        489        (903)       (469)       (4,524)            --        (5,407)
                                   --------     -------     -------      --------       --------      --------
Net income......................   $ 26,922     $27,496     $  (764)     $  7,530       $(34,262)     $ 26,922
                                   ========     =======     =======      ========       ========      ========

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                        THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                  --------------------------------------------------
                                                                OTHER
                                                   NABORS    SUBSIDIARIES
                                                  DELAWARE      (NON-       CONSOLIDATING
                                                  (ISSUER)   GUARANTORS)     ADJUSTMENTS     TOTAL
                                                  --------   ------------   -------------   --------
                                                                    (IN THOUSANDS)
Revenues and other income:
  Operating revenues............................  $     --     $613,958       $      --     $613,958
  Earnings from unconsolidated affiliates.......        --        8,459              --        8,459
  Earnings from consolidated affiliates.........   104,615           --        (104,615)          --
  Interest income...............................        12       13,624              --       13,636
  Intercompany interest income..................    20,828           --         (20,828)          --
  Other income, net.............................        --        5,400              --        5,400
                                                  --------     --------       ---------     --------
     Total revenues and other income............   125,455      641,441        (125,443)     641,453
                                                  --------     --------       ---------     --------
Costs and other deductions:
  Direct costs..................................        --      368,271              --      368,271
  General and administrative expenses...........       133       34,115              --       34,248
  Depreciation and amortization.................        --       54,413              --       54,413
  Interest expense..............................    14,952          443              --       15,395
  Intercompany interest expense.................        --       20,828         (20,828)          --
                                                  --------     --------       ---------     --------
     Total costs and other deductions...........    15,085      478,070         (20,828)     472,327
                                                  --------     --------       ---------     --------
Income before income taxes......................   110,370      163,371        (104,615)     169,126
                                                  --------     --------       ---------     --------
Income tax expense..............................     2,129       58,756              --       60,885
                                                  --------     --------       ---------     --------
Net income......................................  $108,241     $104,615       $(104,615)    $108,241
                                                  ========     ========       =========     ========

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2002
                                ------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS      TOTAL
                                ----------   ----------   --------   ------------   -------------   ----------
                                                                (IN THOUSANDS)
Revenues and other income:
  Operating revenues..........   $    --      $     --    $    --     $1,068,954      $      --     $1,068,954
  Earnings from unconsolidated
     affiliates...............        --            --         --         29,479             --         29,479
  Earnings from consolidated
     affiliates...............    42,609        98,006         --         94,115       (234,730)            --
  Interest income.............         5            15         --         25,518             --         25,538
  Intercompany interest
     income...................    52,261        40,950         --             --        (93,211)            --
  Other income (expense),
     net......................        --        (1,883)        --          4,035             --          2,152
                                 -------      --------    -------     ----------      ---------     ----------
     Total revenues and other
       income.................    94,875       137,088         --      1,222,101       (327,941)     1,126,123
                                 -------      --------    -------     ----------      ---------     ----------
Costs and other deductions:
  Direct costs................        --            --         --        721,513             --        721,513
  General and administrative
     expenses.................       102           397         --        101,959             --        102,458
  Depreciation and
     amortization.............        --            --         --        143,749             --        143,749
  Interest expense............        --        43,649      1,233          1,923             --         46,805
  Intercompany interest
     expense..................        --            --         --         93,211        (93,211)            --
                                 -------      --------    -------     ----------      ---------     ----------
     Total costs and other
       deductions.............       102        44,046      1,233      1,062,355        (93,211)     1,014,525
                                 -------      --------    -------     ----------      ---------     ----------
Income before income taxes....    94,773        93,042     (1,233)       159,746       (234,730)       111,598
                                 -------      --------    -------     ----------      ---------     ----------
Income tax expense
  (benefit)...................       489        (1,837)      (469)        19,131             --         17,314
                                 -------      --------    -------     ----------      ---------     ----------
Net income....................   $94,284      $ 94,879    $  (764)    $  140,615      $(234,730)    $   94,284
                                 =======      ========    =======     ==========      =========     ==========

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                        NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                ----------------------------------------------------
                                                              OTHER
                                                 NABORS    SUBSIDIARIES
                                                DELAWARE      (NON-       CONSOLIDATING
                                                (ISSUER)   GUARANTORS)     ADJUSTMENTS      TOTAL
                                                --------   ------------   -------------   ----------
                                                                   (IN THOUSANDS)
Revenues and other income:
  Operating revenues..........................  $     --    $1,746,362      $      --     $1,746,362
  Earnings from unconsolidated affiliates.....        --        28,702             --         28,702
  Earnings from consolidated affiliates.......   283,555            --       (283,555)            --
  Interest income.............................        45        42,527             --         42,572
  Intercompany interest income................    60,772            --        (60,772)            --
  Other income (expense), net.................      (969)       18,693             --         17,724
                                                --------    ----------      ---------     ----------
     Total revenues and other income..........   343,403     1,836,284       (344,327)     1,835,360
                                                --------    ----------      ---------     ----------
Costs and other deductions:
  Direct costs................................        --     1,074,627             --      1,074,627
  General and administrative expenses.........       324       100,824             --        101,148
  Depreciation and amortization...............        --       148,889             --        148,889
  Interest expense............................    40,733         1,639             --         42,372
  Intercompany interest expense...............        --        60,772        (60,772)            --
                                                --------    ----------      ---------     ----------
     Total costs and other deductions.........    41,057     1,386,751        (60,772)     1,367,036
                                                --------    ----------      ---------     ----------
Income before income taxes....................   302,346       449,533       (283,555)       468,324
                                                --------    ----------      ---------     ----------
Income tax expense............................     6,952       165,978             --        172,930
                                                --------    ----------      ---------     ----------
Net income....................................  $295,394    $  283,555      $(283,555)    $  295,394
                                                ========    ==========      =========     ==========

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                   NINE MONTHS ENDED SEPTEMBER 30, 2002
                              ------------------------------------------------------------------------------
                                             NABORS                    OTHER
                                NABORS      DELAWARE     NABORS     SUBSIDIARIES
                               (PARENT/     (ISSUER/    HOLDINGS       (NON-       CONSOLIDATING
                              GUARANTOR)   GUARANTOR)   (ISSUER)    GUARANTORS)     ADJUSTMENTS      TOTAL
                              ----------   ----------   ---------   ------------   -------------   ---------
                                                              (IN THOUSANDS)
Net cash (used for) provided
  by operating activities...   $(8,270)    $(264,166)   $(222,890)   $ 781,015         $  --       $ 285,689
                               -------     ---------    ---------    ---------         -----       ---------
Cash flows from investing
  activities:
  Purchases of marketable
     securities,
     available-for-sale.....        --            --           --      (88,694)           --         (88,694)
  Sales of marketable
     securities,
     available-for-sale.....        --            --           --      133,845            --         133,845
  Cash received from
     disposition of
     long-term assets.......        --            --           --        5,571            --           5,571
  Cash paid for acquisitions
     of businesses, net.....        --            --           --     (120,840)           --        (120,840)
  Capital expenditures......        --            --           --     (227,411)           --        (227,411)
                               -------     ---------    ---------    ---------         -----       ---------
Net cash used for investing
  activities................        --            --           --     (297,529)           --        (297,529)
                               -------     ---------    ---------    ---------         -----       ---------
Cash flows from financing
  activities:
  Increase in restricted
     cash...................        --            --           --          791            --             791
  Proceeds from long-term
     borrowings.............        --       272,765      223,139           --            --         495,904
  Reduction of long-term
     borrowings.............        --        (5,049)          --      (16,865)           --         (21,914)
  Debt issuance costs.......        --        (1,384)          --       (1,104)           --          (2,488)
  Proceeds from issuance of
     common shares..........    11,050            --           --           --            --          11,050
  Repurchase of common
     shares.................    (2,487)           --           --           --            --          (2,487)
  Payments related to cash
     flow hedges............        --        (1,482)          --           --            --          (1,482)
                               -------     ---------    ---------    ---------         -----       ---------
Net cash provided by (used
  for) financing
  activities................     8,563       264,850      223,139      (17,178)           --         479,374
                               -------     ---------    ---------    ---------         -----       ---------
Effect of exchange rate
  changes on cash and cash
  equivalents...............        --            --           --        2,710            --           2,710
                               -------     ---------    ---------    ---------         -----       ---------
Net increase in cash and
  cash equivalents..........       293           684          249      469,018            --         470,244
Cash and cash equivalents,
  beginning of period.......        --         2,201           --      196,242            --         198,443
                               -------     ---------    ---------    ---------         -----       ---------
Cash and cash equivalents,
  end of period.............   $   293     $   2,885    $     249    $ 665,260         $  --       $ 668,687
                               =======     =========    =========    =========         =====       =========

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2001
                                               ----------------------------------------------------
                                                              OTHER
                                                NABORS     SUBSIDIARIES
                                               DELAWARE       (NON-       CONSOLIDATING
                                               (ISSUER)    GUARANTORS)     ADJUSTMENTS      TOTAL
                                               ---------   ------------   -------------   ---------
                                                                  (IN THOUSANDS)
Net cash (used for) provided by operating
  activities.................................  $(587,201)   $1,096,412        $  --       $ 509,211
                                               ---------    ----------        -----       ---------
Cash flows from investing activities:
  Purchases of marketable securities,
     available-for-sale......................         --      (461,580)          --        (461,580)
  Sales of marketable securities,
     available-for-sale......................         --        28,193           --          28,193
  Cash received from disposition of long-term
     assets..................................         --        16,270           --          16,270
  Capital expenditures.......................         --      (553,036)          --        (553,036)
                                               ---------    ----------        -----       ---------
Net cash used for investing activities.......         --      (970,153)          --        (970,153)
                                               ---------    ----------        -----       ---------
Cash flows from financing activities:
  Increase in restricted cash................         --           698           --             698
  Proceeds from long-term borrowings.........    840,338            --           --         840,338
  Reduction of long-term borrowings..........         --        (3,556)          --          (3,556)
  Debt issuance costs........................    (12,879)           --           --         (12,879)
  Proceeds from issuance of common shares....      7,776            --           --           7,776
  Repurchase of common shares................   (247,963)           --           --        (247,963)
                                               ---------    ----------        -----       ---------
Net cash provided by (used for) financing
  activities.................................    587,272        (2,858)          --         584,414
                                               ---------    ----------        -----       ---------
Effect of exchange rate changes on cash and
  cash equivalents...........................         --          (480)          --            (480)
                                               ---------    ----------        -----       ---------
Net increase in cash and cash equivalents....         71       122,921           --         122,992
Cash and cash equivalents, beginning of
  period.....................................      2,118       195,194           --         197,312
                                               ---------    ----------        -----       ---------
Cash and cash equivalents, end of period.....  $   2,189    $  318,115        $  --       $ 320,304
                                               =========    ==========        =====       =========

NOTE 13  SUBSEQUENT EVENTS

  DERIVATIVE TRANSACTIONS

     On October 21, 2002, we entered into an interest rate swap transaction with a third party financial institution to hedge our exposure to changes in the fair value of a portion of our fixed rate 5.375% senior notes due 2012 issued by Nabors Delaware. The purpose of this transaction was to convert a portion of future interest due on the senior notes to a lower variable rate in an attempt to realize savings on our future interest payments. We have designated this swap agreement as a fair value hedge under SFAS 133, as amended. The swap agreement has a notional amount of $200 million and matures in August 2012 to match the maturity of the senior notes. Under the agreement, we pay on a quarterly basis a floating rate based on a three-month U.S. dollar LIBOR rate, plus a spread, and receive a fixed rate of interest of 5.375%.

     On October 21, 2002, we also purchased a three-month LIBOR range cap and sold a LIBOR floor in transactions with the same third party financial institution. These transactions are intended to mitigate and manage our exposure to changes in the three-month U.S. dollar LIBOR rate and do not qualify for hedge accounting treatment under SFAS 133, as amended. Any change in the cumulative fair value of the range cap and the floor will be reflected as a gain or loss in our consolidated statement of income. The range cap and the floor are effective August 15, 2003 and expire on August 15, 2012. The range cap will be triggered

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES
when the three-month U.S. dollar LIBOR rate is at or above 4.50%, and below 6.50%, such that the counterparty will pay us any difference between the actual LIBOR rate and the 4.50% strike rate on a notional amount of $200 million. No payment will be due to us if the three-month U.S. dollar LIBOR rate is at or above 6.50%. The floor is triggered when the three-month U.S. dollar LIBOR rate is at or below 2.665% such that we will pay the counterparty any difference between the actual LIBOR rate and the 2.665% floor rate on a notional amount of $200 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Nabors Industries Ltd.:

     We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of September 30, 2002, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001 and the consolidated statements of cash flows and of changes in stockholders' equity for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, of cash flows and of changes in stockholders' equity for the year then ended (not presented herein), and in our report dated January 23, 2002, except for Note 16, as to which the date is March 18, 2002, Notes 1, 2, 7, 12 and 15, as to which the date is August 20, 2002, and Note 17, as to which the date is October 10, 2002, we expressed an unqualified opinion on those consolidated financial statements.

                                              /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
October 23, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT CORPORATE REORGANIZATION

     Effective June 24, 2002, Nabors Industries Ltd., a Bermuda exempted company (Nabors), became the successor to Nabors Industries, Inc., a Delaware corporation (Nabors Delaware), following a corporate reorganization. The reorganization was accomplished through the merger of an indirect, newly formed Delaware subsidiary owned by Nabors, into Nabors Delaware. Nabors Delaware was the surviving company in the merger and became a wholly-owned, indirect subsidiary of Nabors. Upon consummation of the merger, all outstanding shares of Nabors Delaware common stock automatically converted into the right to receive Nabors common shares with the result that the shareholders of Nabors Delaware on the date of the merger became the shareholders of Nabors. Nabors and its subsidiaries continue to conduct the businesses previously conducted by Nabors Delaware and its subsidiaries. The reorganization was accounted for as a reorganization of entities under common control and accordingly, it did not result in any changes to the consolidated amounts of assets, liabilities and stockholders' equity.

     The authorized share capital of Nabors consists of 400 million common shares, par value $.001 per share and 25 million preferred shares, par value $.001 per share. Common shares issued were 144,417,743 at $.001 par value at September 30, 2002 compared to 144,368,390 at $.10 par value immediately preceding the reorganization. The decrease in par value of common stock from $.10 to $.001 has been recorded as an increase to capital in excess of par value and a decrease in common shares in our Consolidated Financial Statements. In conjunction with the reorganization, 6.8 million shares of treasury stock outstanding were retired, as Bermuda law does not recognize the concept of treasury stock. The effect of this retirement reduced common shares by $.7 million, capital in excess of par value by $59.2 million and retained earnings by $192.9 million.

     The Board of Nabors Delaware approved the reincorporation transaction because international activities are an important part of our current business and they believe that international operations will continue to grow in the future. Expansion of our international business is an important part of our current business strategy and significant growth opportunities exist in the international marketplace. We believe that reorganizing as a Bermuda company will allow us to implement our business strategy more effectively. In addition, we believe that the reorganization should increase our access to international capital markets and acquisition opportunities, increase our attractiveness to non-U.S. investors, improve global cash management, improve our global tax position and result in a more favorable corporate structure for expansion of our current business.

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

     In addition, there has been significant negative publicity and criticism of corporate inversion transactions from public pension funds and other investors since the time we completed the reorganization.

     In light of such events and if and when any such legislation is enacted, we will consider the effects of such legislation and will evaluate all strategic alternatives that may be necessary or prudent in response to such legislation.

RESULTS OF OPERATIONS

  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

     Operating revenues and Earnings from unconsolidated affiliates for the third quarter of fiscal year 2002 totaled $355.1 million, representing a decrease of $267.3 million, or 43%, as compared to the prior year period. Current quarter income derived from operating activities and net income totaled $32.1 million and $26.9 million ($.18 per diluted share), respectively, representing decreases of 81% and 75% compared to the prior year period. Operating revenues and Earnings from unconsolidated affiliates for the first nine months of fiscal year 2002 totaled $1,098.4 million, representing a decrease of $676.6 million, or 38%, as compared to the prior year period. Income derived from operating activities and net income totaled $130.7 million and $94.3 million ($.63 per diluted share), respectively, for the first nine months of fiscal year 2002 representing decreases of 71% and 68%, respectively, compared to the prior year period. Income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates.

     The decrease in our operating results during the current three-month and nine-month periods as compared to the prior year periods is primarily due to the continuing weak environment in several of our key North American markets, resulting in reduced rig utilization and average margins. Our customers continue to exercise caution regarding any substantial increases in near-term capital spending.

     While third quarter average commodity prices were slightly higher than the prior year quarter, they were substantially lower during the nine month period ended September 30, 2002 as compared to the prior year period, resulting in lower aggregate cash flow for producers. The Henry Hub natural gas spot price (per Bloomberg) averaged $3.05 per million cubic feet (mcf) during the first nine months of 2002, down significantly from the $4.47 per mcf average during the prior year period. West Texas intermediate spot oil prices (per Bloomberg) averaged $25.46 per barrel during the first nine months of 2002, down from $27.79 per barrel during the prior year period.

     The corresponding decline in our rig activity resulted in declining overall profitability for Nabors. These lower activity levels were experienced by all of our North American business units through the second quarter of 2002, with the sharpest decline coming from our U.S. Lower 48 land drilling business. The decrease in North American land and offshore drilling activity is illustrated by the drilling industry's lower total active land and offshore rig count. The average U.S. land, Canadian land and U.S. offshore rig counts during the nine months ended September 30, 2002 were lower by 32%, 29% and 30%, respectively, than the corresponding prior year period. Also contributing to the overall decline in our operating results was a decline in activity for our U.S. land well-servicing and workover business driven primarily by lower rig utilization due to the overall weak market, and the more recent loss of some higher margin workover rigs and an offshore platform operation compounded by the incurrence of deferred maintenance costs.

     Natural gas prices are the primary driver of our U.S. land, Canadian and U.S. Gulf Coast operations while crude oil prices are the primary driver of our Alaskan, international and well servicing operations. Natural gas and oil prices began increasing in the latter part of the second quarter of 2002, averaging $3.19 per mcf and $28.30 per bbl, respectively, during the current year quarter, as compared to $2.77 per mcf and $26.73 per bbl for the prior year period. These increases, however, have not yet resulted in a corresponding strengthening of our key North American markets. Major oil companies and large independents, our primary customer base, appear to be reluctant to increase spending until the new budget year. These concerns seem to be diminishing with time, and the continued fall in natural gas production levels resulting from lower drilling activity is increasing the likelihood of higher sustaining average prices over the intermediate-term.

     Looking forward, we expect that, in the fourth quarter of 2002, improvements in our international, Canadian and U.S. Gulf Coast businesses will be offset by lower results in our Alaskan and U.S. Lower 48 land drilling and well-serving businesses. Our markets outside of the United States have a favorable near-term outlook, particularly in our international offshore markets where we anticipate a number of further rig deployments and continued strong bid prospects. In Canada, we expect higher activity in the fourth quarter of 2002 and continued improvement through the first half of 2003. In the U.S. Gulf of Mexico, we expect a continued improvement in the fourth quarter of 2002 and even more substantial improvement in the first half of 2003. We expect improvement in our remaining business units beginning in 2003.

     The following tables set forth certain information with respect to our reportable segments, rig, vessel and well-servicing activity, and certain industry data:

                                 THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                               -------------------------------------    -----------------------------------------
                                                        INCREASE                                     INCREASE
                                 2002       2001       (DECREASE)          2002         2001        (DECREASE)
                               --------   --------   ---------------    ----------   ----------   ---------------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Reportable segments:
  Operating revenues and
    Earnings from
    unconsolidated
    affiliates:
    Contract drilling(1).....  $336,088   $586,770   $(250,682)  (43)%  $1,020,693   $1,662,692   $(641,999)  (39)%
    Manufacturing and
      logistics(2)...........    31,751     70,259     (38,508)  (55)%     111,684      208,777     (97,093)  (47)%
    Other(3).................   (12,761)   (34,612)     21,851    63 %     (33,944)     (96,405)     62,461    65 %
                               --------   --------   ---------          ----------   ----------   ---------
      Total..................  $355,078   $622,417   $(267,339)  (43)%  $1,098,433   $1,775,064   $(676,631)  (38)%
                               ========   ========   =========          ==========   ==========   =========
  Income derived from
    operating activities(4):
    Contract drilling(1).....  $ 40,877   $155,096   $(114,219)  (74)%  $  141,582   $  414,726   $(273,144)  (66)%
    Manufacturing and
      logistics(2)...........     2,087     25,024     (22,937)  (92)%      18,712       75,725     (57,013)  (75)%
    Other(5).................   (10,828)   (14,635)      3,807    26 %     (29,581)     (40,051)     10,470    26 %
                               --------   --------   ---------          ----------   ----------   ---------
      Total..................  $ 32,136   $165,485   $(133,349)  (81)%  $  130,713   $  450,400   $(319,687)  (71)%
                               ========   ========   =========          ==========   ==========   =========

---------------

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $7.0 million and $4.7 million for the three-month periods ended September 30, 2002 and 2001, and $20.6 million and $13.1 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.1 million and $3.8 million for the three-month periods ended September 30, 2002 and 2001, and $8.9 million and $15.6 million for the nine-month periods ended September 30, 2002 and 2001, respectively.

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

(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

                               THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------     ------------------------------------------
                              2002       2001         DECREASE           2002         2001           DECREASE
                             -------    -------    ---------------     ---------    ---------    ----------------
Rig activity(1):
  Rig years(2).............    204.5      346.0     (141.5)    (41)%       204.1        348.2      (144.1)    (41)%
  Rig utilization..........      39%        60%       (21)%    (35)%         40%          60%        (20)%    (33)%
Vessel activity:
  Vessel years(3)..........     19.0       25.3       (6.3)    (25)%        18.1         25.7        (7.6)    (30)%
  Vessel utilization.......      56%        74%       (18)%    (24)%         54%          64%        (10)%    (16)%
Well-servicing activity:
  Well-servicing
    hours(4)...............  471,000    488,000    (17,000)     (4)%   1,317,000    1,467,000    (150,000)    (10)%
  Well-servicing
    utilization............      54%        67%       (13)%    (19)%         54%          70%        (16)%    (23)%

---------------

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

(4) Well-servicing hours represents the total number of hours that our U.S. and Canadian well-servicing rig fleet operated during the period.

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                         -----------------------------     ------------------------------
                                                            INCREASE
                                          2002     2001    (DECREASE)       2002     2001      DECREASE
                                         ------   ------   -----------     ------   ------   ------------
Industry data:
  Commodity prices(1):
    Average Henry Hub natural gas spot
      price ($/mcf)....................  $ 3.19   $ 2.77   $0.42    15%    $ 3.05   $ 4.47   $(1.42)  (32)%
    Average West Texas intermediate
      crude oil spot price
      ($/barrel).......................  $28.30   $26.73   $1.57     6%    $25.46   $27.79   $(2.33)   (8)%
  Rig count data(2):
    Average U.S. land rig count........     722    1,069    (347)  (33)%      695    1,022     (327)  (32)%
    Average International land rig
      count............................     495      536     (41)   (8)%      500      526      (26)   (5)%
    Average Canadian land rig count....     243      315     (72)  (23)%      253      358     (105)  (29)%
    Average U.S. offshore rig count....     112      149     (37)  (25)%      113      161      (48)  (30)%

---------------

(1) Source: Bloomberg

(2) Source: Baker Hughes

     Contract drilling. This segment includes our drilling, workover and well-servicing operations, on land and offshore. Third quarter 2002 Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $336.1 million and income derived from operating activities totaled $40.9 million, representing decreases of 43% and 74%, respectively, compared to the prior year quarter. Rig years (excluding labor contracts and land well-servicing rigs) decreased to 204.5 years during the third quarter of 2002 from 346.0 years during the prior year quarter. Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years. For the nine months ended September 30, 2002, contract drilling Operating revenues and Earnings from unconsolidated affiliates totaled $1,020.7 million and income derived from operating activities totaled $141.6 million, representing decreases of 39% and 66%, respectively, compared to the prior year period. Rig years decreased to 204.1 years from 348.2 years during the prior year period.

     Alaskan drilling revenues decreased during the current quarter and year-to-date period due to lower rig years, partially offset by higher average dayrates. Rig years in Alaska decreased to 8.8 years during the current quarter from 11.0 years in the prior year quarter and decreased slightly to 9.9 years during the nine months ended September 30, 2002 from 10.7 years during the prior year period.

     U.S. Lower 48 drilling revenues decreased dramatically during the current quarter and year-to-date period as a result of decreased demand for drilling services. The protracted weakness of the North American natural gas market has resulted in significant declines in both rig years and dayrates. Declines in operating results for the current quarter and year-to-date period were partially offset by the collection of a significant amount of slow and partially reserved receivables in the current quarter. U.S. Lower 48 rig years decreased to 103.2 years during the current quarter from 230.6 years during the prior year quarter and decreased to 105.5 years during the first nine months of 2002 from 231.4 years during the prior year period.

     U.S. land well-servicing operations decreased during the current quarter and year-to-date period due to decreased activity primarily resulting from lower oil prices prior to the current quarter and, to a lesser extent, lower natural gas prices over the same period and a loss of a higher margin offshore platform operation. U.S. land well-servicing hours decreased to 409,000 hours during the current quarter from 488,000 hours during the prior year quarter and decreased to 1,224,000 hours during the nine months ended September 30, 2002 from 1,467,000 hours during the prior year period.

     U.S. Offshore revenues decreased during the current quarter and year-to-date period due to lower average dayrates and decreased drilling activity resulting from lower natural gas and oil prices during much of the first nine months of 2002 compared to the prior year period. Offshore rig years decreased to 14.5 years during the current quarter from 28.8 years during the prior year quarter and decreased to 14.6 years during the nine months ended September 30, 2002 from 31.4 years during the prior year period. In early October 2002, we sustained a total loss of Nabors Rig D105 due to storm damage from Hurricane Lili. The damage to this rig is covered by our insurance and subject to our deductible (see discussion under "Critical Accounting Policies" below). We currently do not anticipate recording a loss for financial statement purposes with respect to this rig.

     Canadian revenues increased during the current quarter and year-to-date period due to the increase in well-servicing revenues resulting from the acquisition of Enserco in April 2002, offset in part by lower drilling revenues. Drilling revenues decreased due to lower average dayrates which, during the current quarter, were partially offset by higher levels of drilling activity. Rig years in Canada increased to 23.4 years during the current quarter from 17.9 years during the prior year quarter and remained stable at 20.6 years for the nine months ended September 30, 2002 as compared to the prior year period. Canadian well-servicing hours totaled 62,000 and 93,000 hours for the three months ended September 30, 2002 and for the period from April 26, 2002 through September 30, 2002, respectively.

     International revenues increased slightly during the current quarter and year-to-date period due to higher average dayrates which were partially offset by lower rig years. International rig years decreased to 54.6 years during the current quarter from 57.7 years during the prior year quarter and decreased slightly to 53.5 years during the first nine months of 2002 from 54.1 years during the prior year period. Rig years include our percentage ownership of rigs from unconsolidated affiliates which totaled 3.8 and 3.5 during the three months ended September 30, 2002 and 2001, respectively, and 3.6 and 3.2 during the nine months ended September 30, 2002 and 2001, respectively.

     Manufacturing and logistics. This segment includes our supply vessel, top drive manufacturing, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates were $31.8 million during the current quarter, representing a decrease of 55% compared with the prior year quarter. Income derived from operating activities for this segment decreased to $2.1 million compared to $25.0 million, representing a decrease of 92% compared to the prior year quarter. For the nine months ended September 30, 2002, manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates totaled $111.7 million and income derived from operating activities totaled $18.7 million, representing decreases of

47% and 75%, respectively. Decreases in this segment resulted primarily from decreased top drive sales for our manufacturing operation, decreased rig move activity for our transportation operation and lower equivalent vessel years for our supply vessel operation. Supply vessel years decreased to 19.0 years during the current quarter from 25.3 years during the prior year quarter and decreased to 18.1 years during the nine months ended September 30, 2002 from 25.7 years during the prior year period. Vessel years represents a measure of the number of equivalent vessels operating during a given period. For example, one vessel operating 182.5 days during a 365-day period represents 0.5 vessel years.

     Other Financial Information. Our gross margin percentage decreased to 33% in the current quarter from 40% in the prior year period and decreased to 33% in the first nine months of 2002 from 39% in the prior year period. This percentage is calculated by dividing gross margin by operating revenues. Gross margin is calculated by subtracting direct costs from operating revenues. The decrease in our gross margin percentage during the three and nine months ended September 30, 2002 is primarily due to a decline in rig activity as well as lower average dayrates in our U.S. Lower 48 drilling and U.S. Offshore operations.

     General and administrative expenses increased by $2.7 million, or 8%, in the current quarter and by $1.3 million, or 1%, in the first nine months of 2002 compared to the prior year periods due to increases related to our recent Canadian acquisitions partially offset by decreased rig activity. As a percentage of operating revenues, general and administrative expenses increased during the current quarter (10.7% vs. 5.6%) and year-to-date period (9.6% vs. 5.8%), compared to the prior year periods, as these expenses were spread over a lower revenue base.

     Depreciation and amortization expense decreased by $2.3 million, or 4%, in the current quarter and by $5.1 million or 3%, in the first nine months of 2002 compared to the prior year periods. Effective October 1, 2001, we changed the depreciable lives of our drilling and workover rigs from 4,200 to 4,900 active days, our jackup rigs from 4,200 to 8,030 active days and certain other drilling equipment to better reflect the estimated useful lives of these assets. The effect of this change in accounting estimate was accounted for on a prospective basis beginning October 1, 2001 and decreased depreciation expense by approximately $7.0 million for the current quarter and approximately $22.6 million for the nine months ended September 30, 2002. Also represented in the decrease in depreciation and amortization expense was the adoption, on January 1, 2002, of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which resulted in us no longer amortizing goodwill. The effect of this change would have decreased amortization expense by approximately $1.8 million for the prior year quarter and approximately $5.2 million for the nine months ended September 30, 2001. Depreciation expense also decreased due to lower rig utilization. Partially offsetting these items was an increase to depreciation expense during the current year periods related to capital expenditures for projects that went into service subsequent to September 30, 2001.

     Interest expense increased year-to-date due to higher average outstanding debt balances and higher amortization of deferred financing costs compared to the prior year period. Interest income decreased during the current quarter and year-to-date period due to a significant decrease in interest rates earned on our investments resulting from the overall lower interest rate environment, in addition to a lower average balance invested as compared to the prior year period.

     Other income decreased during the first nine months of 2002 primarily due to lower gains on marketable securities, losses incurred on dispositions of long-term assets compared to gains incurred on such transactions in the prior year period and reorganization charges incurred during the current year relating to the corporate reorganization. These unfavorable variances were partially offset by a gain realized from the foreign exchange contracts relating to the Enserco acquisition and miscellaneous other items.

     Our effective income tax rate was 16% during the nine months ended September 30, 2002 compared to 37% for the prior year period. Due primarily to the corporate reorganization discussed above, the effective tax rate for the nine months ended September 30, 2002 was lower than the 25% anticipated rate accrued in our results during the first two quarters of 2002. The tax benefit attributable to the corporate reorganization that was recorded during the quarter ended September 30, 2002 approximated $8.4 million. Nabors currently expects a 2002 annualized effective tax rate of approximately 14-15%. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various legislative proposals being considered by the U.S. Congress, and any responsive action taken by Nabors.

     Excluding the $8.4 million ($.06 per diluted share) in tax savings related to the reorganization, our effective tax rate for the nine months ended September 30, 2002 was 23%. This effective tax rate was lower than the rate previously anticipated due to an increase in international earnings (excluding Canada), which are generally taxed at lower rates, as a percentage of our overall earnings.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had cash and cash equivalents and investments in marketable securities totaling $1,331.3 million and working capital of $680.7 million. In addition, we generate significant cash from operating activities over the course of a twelve-month period. Our ability to raise money in the public markets is enhanced by our senior unsecured debt ratings as provided by Moody's Investor Service and Standard & Poor's which are currently "A3" and "A-", respectively.

     Our funded debt to capital ratio was 0.49:1 as of September 30, 2002, compared to 0.46:1 as of December 31, 2001. Our net funded debt to capital ratio was 0.26:1 as of September 30, 2002 and December 31, 2001. Funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as stockholders' equity. The net funded debt to capital ratio considers cash and cash equivalents, short-term marketable securities and long-term marketable securities as an additional offset against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Our interest coverage ratio was 6.9:1 as of September 30, 2002, compared to 13.3:1 as of December 31, 2001. The interest coverage ratio is computed by calculating the sum of earnings before interest expense, income taxes, and depreciation and amortization expense (EBITDA) and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

     Net cash provided by operating activities totaled $285.7 million during the nine months ended September 30, 2002, compared to net cash provided by operating activities totaling $509.2 million during the prior year period. This decrease is primarily due to the decrease in our net income. This was partially offset during the current period by cash provided from the change in our working capital accounts as compared to the prior year where our working capital accounts resulted in a use of cash. During the nine-month period ended September 30, 2002 and 2001, net income was increased for non-cash items such as depreciation expense and deferred taxes and was reduced for Earnings from unconsolidated affiliates.

     Net cash used for investing activities totaled $297.5 million during the current nine-month period, compared to $970.2 million used during the prior year period. During the current period, we used cash primarily for capital expenditures, purchases of marketable securities and the acquisition of Enserco. On March 18, 2002, we acquired, for cash, 20.5% of the issued and outstanding shares of Enserco, a Canadian publicly-held corporation, for Cdn. $15.50 per share for a total price of Cdn. $83.2 million (U.S. $52.6 million). On April 26, 2002, we completed our acquisition of Enserco by purchasing their remaining outstanding shares for Cdn. $15.65 per share by paying cash of Cdn. $100.1 million (U.S. $64.1 million) and by issuing 2,638,526 shares of Nabors Delaware common stock and 910,556 exchangeable shares of Nabors Exchangeco (Canada) Inc., an indirect wholly-owned Canadian subsidiary of Nabors, that are exchangeable for our common shares on a one-for-one basis and are listed on the Toronto Stock Exchange. In addition, we assumed Enserco debt totaling Cdn. $33.4 million (U.S. $21.3 million). Cash was provided during the current period from the sale of marketable securities. During the prior year period, cash was primarily used for capital expenditures and purchases of marketable securities.

     Financing activities provided cash totaling $479.4 million during the current nine-month period compared to cash provided of $584.4 million during the prior year period. During the current period, cash was primarily provided by the proceeds of $495.9 million from the issuance of senior notes by our subsidiaries in August 2002. Cash was used primarily for the reduction of long-term borrowings. We purchased $.6 million face value of our 8 5/8% senior subordinated notes due April 2008 in the open market at a price of 108% and purchased $4.7 million face value of our 6.8% senior unsecured notes due April 2004 in the open market at a price of 104%. Upon settlement of these transactions, we paid $5.7 million and recognized a pretax loss of approximately $.2 million, resulting from the repurchases of these notes at prices higher than the amounts recorded on our books. Additionally, we paid off Cdn. $21.0 million (U.S. $13.2 million) of the debt assumed in the Enserco acquisition. We also made a $2.5 million scheduled principal payment relating to certain of our medium-term notes. This was partially offset by cash provided by our receipt of proceeds from the exercise of options to acquire .6 million shares of our common stock. During the prior year period, cash was primarily provided by the proceeds from issuance of our $1.381 billion zero coupon convertible senior debentures during February 2001, partially offset by cash used to repurchase shares of our common stock.

     As a result of the reorganization discussed above, we may have failed to comply with a covenant contained in our $200 million credit facility agreement and a related $30 million letter of credit facility. At the time of the potential default, there were no outstanding borrowings on the $200 million unsecured revolving credit facility and approximately $23 million outstanding on the related letter of credit facility. Since the $200 million credit facility was unused and scheduled to mature on September 5, 2002, and because we had cash, short-term and long-term marketable securities balances as of July 31, 2002 totaling approximately $800 million, we terminated the facility. We plan on replacing this credit facility with a similar facility during 2003. The bank provided a waiver on the letter of credit facility and the letter of credit facility has since expired.

     As of September 30, 2002, we had outstanding capital expenditure purchase commitments of approximately $18.6 million, primarily for rig-related enhancing and sustaining capital expenditures. We have historically completed a number of acquisitions during down markets and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of our common stock. Future acquisitions may be paid for using existing cash, borrowings under lines of credit or issuance of debt or Nabors stock. Such capital expenditures and acquisitions are at our discretion and will depend on our view of market conditions and other factors.

     Our current cash and cash equivalents, investments in marketable securities and projected cash flow generated from current operations are expected to more than adequately finance our sustaining capital expenditures and our debt service requirements for the next twelve months, including the possible redemption of our zero coupon convertible senior debentures due 2020 which can be put back to us on June 20, 2003.

OTHER MATTERS

  FORWARD-LOOKING STATEMENTS

     The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document, words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will", "should", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

     - fluctuations in worldwide prices of and demand for natural gas and oil;

     - fluctuations in levels of natural gas and oil exploration and development activities;

     - fluctuations in the demand for our services;

     - the existence of competitors, technological changes and developments in the oilfield services industry;

     - the existence of operating risks inherent in the oilfield services industry;

     - the existence of regulatory and legislative uncertainties;

     - the possibility of political instability, war or acts of terrorism in any of the countries in which we do business; and

     - general economic conditions.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and intangible assets with indefinite lives no longer will be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for those intangible assets with finite lives no longer will be limited to 40 years. The effect of no longer amortizing goodwill would have increased net income by approximately $1.2 million ($.01 per diluted share) for the prior year quarter and approximately $3.5 million ($.02 per diluted share) for the nine months ended September 30, 2001.

     We adopted SFAS 142 effective January 1, 2002 and during the second quarter of 2002, we performed our initial goodwill impairment assessment as required. As part of that assessment, we determined that our 11 business units represent our reporting units as defined by SFAS 142. We determined the aggregate carrying values and fair values of all such reporting units, which were measured as of the January 1, 2002 adoption date. We calculated the fair value of each reporting unit based on discounted cash flows and determined there was no goodwill impairment.

     We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002, as required. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Due to the nature of our business, this new accounting pronouncement had no impact on our reported results of operations or financial position.

     We adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective April 1, 2002. Due to the nature of our business, Financial Accounting Standards Board
(FASB) 44, 64 and Amendment of FASB 13 are not applicable. SFAS 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." APB 30, defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Accordingly, we no longer classify gains and losses from extinguishment of debt that are usual and frequent as extraordinary items, and we reclassified to other income all similar debt extinguishment items that had been reported as extraordinary items in prior accounting periods. In conjunction with adopting SFAS 145 we reclassified an extraordinary loss recorded during the first quarter of 2002 totaling $.13 million, net of taxes of $.08 million, to other income with the related income tax component reclassified to income tax expense.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities initiated after January 1, 2003. This statement does not currently impact Nabors.

     We adopted Emerging Issues Task Force (EITF) No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," in the second quarter of 2002. Previously, we recognized reimbursements received as a reduction to the related direct costs. EITF 01-14 requires that reimbursements received be included in operating revenues and "out-of-pocket" expenses be included in direct costs. Accordingly, reimbursements received from our customers have been reclassified to revenues for all periods presented. The effect of adopting EITF 01-14 increased operating revenues and direct costs from previously reported amounts by $20.3 million and $54.1 million for the three and nine months ended September 30, 2001, respectively.

  CRITICAL ACCOUNTING POLICIES

     The Company disclosed its critical accounting policies in its 2001 Annual Report on Form 10-K. No significant changes have occurred to those policies with the exception of the following:

     Self Insurance Accruals. Nabors is self-insured for certain losses relating to workers' compensation, general liability, property damage and employee medical benefits. Given the recent tightening in the insurance market, effective April 1, 2002, with our insurance renewal, our self-insurance levels have significantly increased. As a result, our exposure to losses relating to workers' compensation, general liability and property damage has increased dramatically. Effective for the period from April 1, 2002 to March 31, 2003, our exposure (that is our deductible) per occurrence ranges from $1.0 million for workers' compensation to between $2.0 million and $5.0 million for employer liability, Jones Act and general liability and $10.0 million for rig physical damage. As a result, we are self-insured for rigs with replacement values less than $10.0 million. If a Nabors' rig with a net book value of less than $10.0 million was destroyed, we would record a loss equal to its net book value in the period in which the loss event occurred. In previous years, we had physical damage insurance for essentially all of our rigs, with a substantially lower deductible of $.25 million per occurrence. Thus, historically we have not recorded material losses in our financial statements related to the destruction of one of our rigs. We have purchased stop-loss coverage in order to limit our aggregate exposure to certain physical damage claims for insured rigs (that is, those rigs with replacement values in excess of $10.0 million). The effect of this coverage is that our maximum physical damage loss on insured rigs would be $20.0 million plus $1.0 million per occurrence. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We may be exposed to market risk through changes in interest rates and foreign currency risk due to our operations in international markets as discussed below.

     We have recently begun to utilize derivative financial instruments that are intended to manage our exposure to interest rate risks. The use of derivative financial instruments could expose us to credit risk and market risk. Credit risk is the failure of a counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty would owe us, which can create credit risk for us. When the fair value of a derivative contract is negative, we would owe the counterparty, and, therefore, we would not be exposed to credit risk. We attempt to minimize the credit risk in derivative instruments by entering into transactions with major financial institutions that have a significant asset base. Market risk is the adverse effect to the value of a financial instrument that results from changes in interest rates. We try to manage market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the type and degree of market risk that we undertake.

     On July 25, 2002, we entered into an interest rate hedge transaction with a third party financial institution to manage and mitigate interest rate risk exposure relative to a then-contemplated debt financing transaction. Under the agreement, we agreed to receive (pay) cash from (to) the counterparty based on the difference between 4.43% and the 10-year Treasury rate on August 23, 2002, assuming a $100.0 million notional amount with semi-annual interest payments over a 10-year maturity. In accordance with SFAS 133, as amended, we accounted for this transaction as a cash flow hedge. In August 2002, we paid approximately $1.5 million related to the termination of this agreement. In accordance with SFAS 133, this payment was recorded as a reduction to accumulated other comprehensive income on our consolidated balance sheet and will be amortized into earnings as additional interest expense using the effective interest method over the term of the 5.375% senior notes due 2012 issued by Nabors Delaware.

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk. The most significant exposures arise in connection with our operations in Canada and Saudi Arabia, which usually are substantially unhedged. In Saudi Arabia, upon renewal of our contracts, we have been converting Saudi riyal-denominated contracts to U.S. dollar-denominated contracts in order to reduce our exposure to the Saudi riyal even though that currency has been pegged to the U.S. dollar at a rate of 3.745 Saudi riyals to
1.00 U.S. dollar since 1986. We cannot guarantee that we will be able to convert future Saudi riyal-denominated contracts to U.S. dollar-denominated contracts or that the Saudi riyal exchange rate will continue in effect as in the past.

     At various times, we utilize local currency borrowings (foreign currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate.

     On March 26, 2002, in anticipation of closing the Enserco acquisition, we entered into two foreign exchange contracts with a total notional value of Cdn. $115.9 million and maturity dates of April 29, 2002. Additionally, on April 9, 2002, we entered into a third foreign exchange contract with a notional value of Cdn. $50.0 million maturing April 29, 2002. The notional amounts of these contracts were used to fund the cash portion of the Enserco acquisition purchase price. The notional amounts of these contracts represented the amount of foreign currency purchased at maturity and did not represent our exposure on these contracts. Although such contracts served as an economic hedge against our foreign currency risk related to the cash portion of the acquisition cost, we accounted for these contracts as speculative as required by SFAS 133 and therefore marked them to market. We recognized a gain on these foreign exchange contracts of approximately U.S. $1.78 million in our statement of income for the nine months ended September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Vice President - Finance (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman and Chief Executive Officer and Vice
President - Finance concluded that our disclosure controls and procedures are effective.

     There have not been any significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to our previous evaluation of internal controls.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In September 2002, a Canadian subsidiary of Nabors was served with a Statement of Claim filed in the Court of Queen's Bench of Alberta, Canada, Judicial District of Calgary, by Starchild Energy Systems Limited. Starchild alleges that, in August and September 1996, during the course of drilling an oil well in Cardston County, Alberta, the subsidiary caused or allowed hydrocarbons to enter the soil, causing the soil to become polluted or contaminated. Starchild makes similar allegations against Winterhawk Group Ltd. and Winterhawk Petroleum Consulting Services, Ltd. (collectively "Winterhawk"), which Starchild alleges were responsible for supervising drilling operations and, among other things, ensuring against hydrocarbon spills. Starchild alleges that the Alberta Energy and Utilities Board has ordered it to remediate the land, and that Nabors' subsidiary is required to indemnify Starchild for the cost of environmental surveys, inspections, testing and reports, preliminary and permanent remediation. As alternate remedies, Starchild seeks damages for the loss in value of its interest in the land at issue or damages in the amount of money paid to Nabors' subsidiary and Winterhawk under their respective contracts. Starchild seeks damages of Cdn.$2,000,000, interest and attorneys' fees. Our subsidiary denies that it caused any hydrocarbon contamination, denies that it is responsible under the contract for the contamination at issue and denies that it made any misrepresentations. We believe the allegations in this lawsuit are without merit and our subsidiary will vigorously defend the claims brought against it. However, we are unable to predict the outcome of this lawsuit or the costs to be incurred in connection with its defense and there can be no assurance that this litigation will be resolved in our favor.

     For a description of certain other legal proceedings affecting Nabors, please review Item 3 of Nabors Industries, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, Part II, Item 1 of Nabors Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Part II,
Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as amended, which are incorporated in this report by reference.

     Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, Nabors' ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on Nabors' consolidated financial position, cash flows or results of operations.

ITEM 5.  OTHER INFORMATION

RELATED PARTY -- SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS

     Nabors and its Chairman and Chief Executive Officer, President and Chief Operating Officer, Vice Chairman, and certain other employees have entered into "split-dollar" life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Under the recently enacted Sarbanes-Oxley Act of 2002, the future payment of premiums by Nabors under these agreements may be deemed to be prohibited loans by us to these individuals. We have paid no premiums related to these agreements since the adoption of the Sarbanes-Oxley Act, and currently intend to postpone premium payments related to these agreements pending clarification of the Act's application to these insurance agreements. We will monitor developments and intend to take appropriate action to ensure that these agreements do not violate applicable law.

ISSUANCE OF SENIOR NOTES

     On August 22, 2002, Nabors Holdings 1, ULC, one of our indirect, wholly-owned subsidiaries, issued U.S. $225 million aggregate principal amount of 4.875% senior notes due 2009 that were fully and unconditionally guaranteed by Nabors and Nabors Delaware. Concurrently with this offering by Nabors Holdings, Nabors Delaware issued U.S. $275 million aggregate principal amount of 5.375% senior notes due 2012, which were fully and unconditionally guaranteed by Nabors. Both issues of senior notes were resold by a placement agent to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on each issue of senior notes is payable August 15 and February 15 of each year, beginning on February 15, 2003.

     Both issues are unsecured and are effectively junior in right of payment to any of their respective issuers' future secured debt. The senior notes will rank equally in right of payment with any of their respective issuers' future unsubordinated debt and will be senior in right of payment to any of such issuers' subordinated debt. The guarantees of Nabors Delaware and Nabors with respect to the senior notes issued by Nabors Holdings, and the guarantee of Nabors with respect to the senior notes issued by Nabors Delaware, will be similarly unsecured and have a similar ranking to the series of senior notes so guaranteed.

     Subject to certain qualifications and limitations, the indenture governing the senior notes issued by Nabors Holdings and the indenture governing the senior notes issued by Nabors Delaware limit the ability of Nabors and its subsidiaries to incur liens and to enter into sale and lease-back transactions. In addition, such indentures limit the ability of Nabors, Nabors Delaware and Nabors Holdings to enter into mergers, consolidations or transfers of all or substantially all of such entity's assets unless the successor company assumes the obligations of such entity under the applicable indenture.

     Nabors Holdings filed a registration statement with the U.S. Securities and Exchange Commission on October 11, 2002 pursuant to which it is offering to exchange its U.S. $225 million aggregate principal amount of 4.875% senior notes due 2009 for new 4.875% senior notes due 2009 which have been registered under the Securities Act (the Nabors Holdings Exchange Notes). This registration statement became effective on October 28, 2002 and the exchange offer is currently expected to expire on November 29, 2002. The terms of the Nabors Holdings Exchange Notes, including the terms of the guarantee by Nabors Delaware and Nabors, are substantially identical to those of the Nabors Holdings senior notes, except that the transfer restrictions and registration rights relating to the senior notes issued by Nabors Holdings do not apply to the Nabors Holdings Exchange Notes.

     Similarly, Nabors Delaware filed a registration statement with the U.S. Securities and Exchange Commission on October 11, 2002 pursuant to which it is offering to exchange its U.S. $275 million aggregate principal amount of 5.375% senior notes due 2012 for new 5.375% senior notes due 2012 which have been registered under the Securities Act (the Nabors Delaware Exchange Notes) in exchange for the senior notes issued by Nabors Delaware. This registration statement also became effective on October 28, 2002 and the exchange offer is also currently expected to expire on November 29, 2002. The terms of the Nabors Delaware Exchange Notes, including the terms of the guarantee by Nabors, are substantially identical to those of the Nabors Delaware senior notes, except that the transfer restrictions and registration rights relating to the senior notes issued by Nabors Delaware do not apply to the Nabors Delaware Exchange Notes.

LEGISLATIVE UPDATE WITH REGARD TO REINCORPORATION

     Effective June 24, 2002, Nabors Industries Ltd., a Bermuda exempted company, became the successor to Nabors Industries, Inc., a Delaware corporation, following a corporate reorganization. The reorganization was accomplished through the merger of an indirect, newly formed Delaware subsidiary wholly owned by Nabors, into Nabors Delaware. Nabors Delaware was the surviving company in the merger and became a wholly-owned, indirect subsidiary of Nabors. Upon consummation of the merger, all outstanding shares of Nabors Delaware common stock automatically converted into the right to receive Nabors common shares so that the shareholders of Nabors Delaware on the date of the merger became the shareholders of Nabors. Nabors and its subsidiaries continue to conduct the businesses previously conducted by Nabors Delaware and its subsidiaries. The reorganization was accounted for as a reorganization of entities under common control and accordingly, it did not result in any changes to the consolidated amounts of assets, liabilities and stockholders' equity.

     Several members of the United States Congress have introduced legislation that, if enacted, would have the effect of eliminating the tax benefits of the reorganization. In particular, on June 18, 2002, the

Senate Finance Committee approved legislation introduced by Senator Charles Grassley, the Ranking Minority Member of the Senate Finance Committee, along with Senator Max Baucus, the Chairman of the Senate Finance Committee, (S. 2119) that, for United States federal tax purposes, would treat a foreign corporation, such as Nabors, that undertakes a corporate expatriation transaction, such as the reorganization, as a domestic corporation and, thus, such foreign corporation would be subject to United States federal income tax. S. 2119 is proposed to be effective for corporate expatriation transactions completed after March 20, 2002. In addition, on July 11, 2002, Representative Bill Thomas, Chairman of the House Committee on Ways and Means, introduced legislation (H.R.
5095) that is substantially similar to S. 2119 with respect to its treatment of corporations that undertake a corporate expatriation transaction such as the reorganization, except that (i) it is proposed to apply to transactions completed after March 20, 2002 and before March 21, 2005 and (ii) it would not permit shareholders to qualify for tax-free treatment with respect to a corporate expatriation transaction such as the reorganization. If any of the proposed legislation, including S. 2119 or H.R. 5095, were enacted with their proposed effective dates, any tax savings would not be realized from the reorganization.

     In addition, there has been significant negative publicity and criticism of corporate inversion transactions from public pension funds and other investors since the time we completed the reorganization.

     In light of such events and if and when any such legislation is enacted, we will consider the effects of such legislation and will evaluate all strategic alternatives that may be necessary or prudent in response to such legislation.

SHARE AND DEBT REPURCHASE PROGRAMS

     On July 17, 2002, the Board of Directors of Nabors authorized the continuation of the share repurchase program that had begun under Nabors Delaware, and provided that the amount of Nabors common shares authorized for purchase by Nabors going forward be increased to $400 million. Under the Nabors Delaware program, Nabors Delaware had acquired an aggregate of approximately $248.0 million of Nabors Delaware common stock, or 6.2 million shares. During the current quarter, Nabors also acquired, through a subsidiary, 91,000 of its common shares in the open market for $27.30 per share for an aggregate price of $2.5 million. Immediately thereafter these shares were transferred to Nabors. Pursuant to Bermuda law, any shares, when purchased, will be treated as cancelled. A repurchase of shares will not have the effect of reducing the amount of Nabors' authorized share capital. Additionally, the Board approved the repurchase of up to $400 million of outstanding debt securities of Nabors and its subsidiaries. These amounts may be increased or decreased at the discretion of the Board, depending upon market conditions and consideration of the best interest of shareholder value. Repurchases may be conducted either on the open market, negotiated transactions, or by other means, from time to time, depending upon market conditions and other factors.

     On July 23, 2002, we entered into a private transaction with a counterparty in which we sold 1.0 million European-style put options for $2.6 million with a maturity date of October 23, 2002. Under the arrangement, if the price of our common shares was less than $26.5698 on the maturity date, the counterparty could have exercised the put option resulting in, at our option (1) our purchase of 1.0 million of our common shares at a price of $26.5698 per share or (2) our payment, in cash or Nabors common shares, of an amount equal to the difference between $26.5698 and our stock price on October 23, 2002 multiplied by 1.0 million. If the price of our common shares was above $26.5698 on the maturity date, we anticipated that the counterparty would let the option expire. These put options expired on October 23, 2002 and we retained the $2.6 million in proceeds which was recorded as an increase in capital in excess of par value on our consolidated balance sheet during the current quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 4.1   Indenture, dated August 22, 2002, among Nabors Holdings 1,
       ULC, Nabors Industries, Inc., Nabors Industries Ltd. and
       Bank One, N.A. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Nabors Holdings 1, ULC, Nabors Industries, Inc. and Nabors
       Industries Ltd. (Registration No. 333-100493))
 4.2   Registration Rights Agreement, dated August 22, 2002, among
       Nabors Holdings 1, ULC, Nabors Industries, Inc., Nabors
       Industries Ltd. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the SEC by Nabors Holdings 1, ULC,
       Nabors Industries, Inc. and Nabors Industries Ltd.
       (Registration No. 333-100493))
 4.3   Form of 4.875% Senior Exchange Note due 2009 (included in
       Exhibit 4.1)
 4.4   Indenture, dated August 22, 2002, among Nabors Industries,
       Inc., Nabors Industries Ltd. and Bank One, N.A.
       (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by Nabors Industries, Inc. and Nabors Industries Ltd.
       (Registration No. 333-100492))
 4.5   Registration Rights Agreement, dated August 22, 2002, among
       Nabors Industries, Inc., Nabors Industries Ltd. and Lehman
       Brothers Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the SEC by Nabors Industries, Inc. and Nabors Industries Ltd.
       (Registration No. 333-100492))
 4.6   Form of 5.375% Senior Exchange Note due 2012 (included in
       Exhibit 4.4)
10.1   Waiver dated as of September 27, 2002 pursuant to Section
       9.[c] and Schedule 9.[c] of the Amended Employment Agreement among Nabors Industries, Inc., Nabors Industries Ltd., and
       Anthony G. Petrello.
15.1   Awareness Letter of Independent Accountants.
99.1   Certification of Chief Executive Officer and Chief Financial
       Officer pursuant to 18 U.S.C. Section 1350, as Adopted
       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

- Report by Nabors Industries Ltd. on Form 8-K filed with the Securities and Exchange Commission on July 18, 2002, with respect to Nabors' press release announcing results for the three months and six months ended June 30, 2002.

- Report by Nabors Industries Ltd. on Form 8-K filed with the Securities and Exchange Commission on August 20, 2002, supplementing the Annual Report on Form 10-K filed by Nabors Delaware as of December 31, 2001 (superceded by the Report by Nabors Industries Ltd. on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002).

- Report by Nabors Industries Ltd. on Form 8-K filed with the Securities and Exchange Commission on October 1, 2002, with respect to Nabors' press release announcing that, based on preliminary estimates, it expects revenues and earnings for the third quarter of 2002 to be lower than consensus.

- Report by Nabors Industries Ltd. on Form 8-K filed with the Securities and Exchange Commission on October 10, 2002, supplementing the Annual Report on Form 10-K filed by Nabors Delaware as of December 31, 2001.

- Report by Nabors Industries Ltd. on Form 8-K filed with the Securities and Exchange Commission on October 24, 2002, with respect to Nabors' press release announcing results for the three months and nine months ended September 30, 2002.

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

                                          NABORS INDUSTRIES LTD.

                                                /s/ ANTHONY G. PETRELLO
                                          --------------------------------------
                                                   Anthony G. Petrello
                                          President and Chief Operating Officer

                                                   /s/ BRUCE P. KOCH
                                          --------------------------------------
                                                      Bruce P. Koch
                                                 Vice President - Finance
                                           (principal financial and accounting
                                                         officer)

Dated: November 14, 2002

                                 CERTIFICATIONS

             CERTIFICATION BY CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Eugene M. Isenberg, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Nabors Industries Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors: (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                /s/ EUGENE M. ISENBERG
                                          --------------------------------------
                                                    Eugene M. Isenberg
                                                 Chief Executive Officer

                   CERTIFICATION BY VICE PRESIDENT - FINANCE
                       (THE PRINCIPAL FINANCIAL OFFICER)
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce P. Koch, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Nabors Industries Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors: (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                   /s/ BRUCE P. KOCH
                                          --------------------------------------
                                                      Bruce P. Koch
                                                 Vice President - Finance
                                           (principal financial and accounting
                                                         officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   4.1   Indenture, dated August 22, 2002, among Nabors Holdings 1,
         ULC, Nabors Industries, Inc., Nabors Industries Ltd. and
         Bank One, N.A. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed with the SEC by
         Nabors Holdings 1, ULC, Nabors Industries, Inc. and Nabors
         Industries Ltd. (Registration No. 333-100493))
   4.2   Registration Rights Agreement, dated August 22, 2002, among
         Nabors Holdings 1, ULC, Nabors Industries, Inc., Nabors
         Industries Ltd. and Lehman Brothers Inc. (incorporated by
         reference to Exhibit 4.2 to the Registration Statement on
         Form S-4 filed with the SEC by Nabors Holdings 1, ULC,
         Nabors Industries, Inc. and Nabors Industries Ltd.
         (Registration No. 333-100493))
   4.3   Form of 4.875% Senior Exchange Note due 2009 (included in
         Exhibit 4.1)
   4.4   Indenture, dated August 22, 2002, among Nabors Industries,
         Inc., Nabors Industries Ltd. and Bank One, N.A.
         (incorporated by reference to Exhibit 4.1 to the
         Registration Statement on Form S-4 filed with the SEC by
         Nabors Industries, Inc. and Nabors Industries Ltd.
         (Registration No. 333-100492))
   4.5   Registration Rights Agreement, dated August 22, 2002, among
         Nabors Industries, Inc., Nabors Industries Ltd. and Lehman
         Brothers Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed with the SEC by
         Nabors Industries, Inc. and Nabors Industries Ltd.
         (Registration No. 333-100492))
   4.6   Form of 5.375% Senior Exchange Note due 2012 (included in
         Exhibit 4.4)
  10.1   Waiver dated as of September 27, 2002 pursuant to Section
         9.[c] and Schedule 9.[c] of the Amended Employment Agreement
         among Nabors Industries, Inc., Nabors Industries Ltd., and
         Anthony G. Petrello.
  15.1   Awareness Letter of Independent Accountants.
  99.1   Certification of Chief Executive Officer and Chief Financial
         Officer pursuant to 18 U.S.C. Section 1350, as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.