Form 10-K
period 2002-12-31
NABORS INDUSTRIES LTD
filed 2003-03-31
CIK 1163739

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
                                 ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                       COMMISSION FILE NUMBER: 000-49887

                          ---------------------------

                             NABORS INDUSTRIES LTD.

                            INCORPORATED IN BERMUDA
                    2ND FLOOR, INTERNATIONAL TRADING CENTRE
                                    WARRENS
                                 P.O. BOX 905E
                             ST. MICHAEL, BARBADOS
                                 (246) 421-9471

                                   98-0363970
                      (I.R.S. Employer Identification No.)



             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                       SECURITIES EXCHANGE ACT OF 1934:

                                                       NAME OF EACH
            TITLE OF EACH CLASS                 EXCHANGE ON WHICH REGISTERED
         -------------------------              ----------------------------
Common Shares, $.001 par value per share      The American Stock Exchange, LLC

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                 YES [X] NO [ ]

The aggregate market value of the 124,063,360 common shares held by non-affiliates of the registrant, based upon the closing price of our common shares as of the last business day of our most recently completed second fiscal quarter, June 28, 2002, of $35.30 per share as reported on the American Stock Exchange, was $4,379,436,608. Common Shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares, par value $.001 per share, outstanding as of March 14, 2003 was 145,234,077.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

Specified portions of the 2002 Annual Report to Stockholders (Parts I,
II and IV)

Specified portions of the 2003 Notice of Annual Meeting of Stockholders and Proxy Statement (Part III)

===============================================================================

                             NABORS INDUSTRIES LTD.
                            FORM 10-K ANNUAL REPORT
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

PART I
Item 1.    Business                                                                         1
           --------
           I.       Introduction                                                            1
           II.      Description of Business                                                 2
                    A.   Our Fleet of Rigs                                                  2
                    B.   Types of Drilling Contracts                                        4
                    C.   Well Servicing and Workover Services                               5
                    D.   Manufacturing and Logistics Services                               6
                    E.   Our Employees                                                      7
                    F.   Seasonality                                                        7
                    G.   Research and Development                                           7
           III.     Customers; Markets; Industry Conditions and Trends                      8
                    A.   Contract Drilling                                                  8
                    B.   Manufacturing and Logistics                                        9
                    C.   Industry Conditions                                               10
                    D.   Competitive Conditions                                            11
           IV.      Recent Developments                                                    12
                    A.   Operating Results                                                 12
                    B.   Corporate Reorganization                                          13
                    C.   Corporate Governance                                              13
                    D.   Acquisitions                                                      13
           V.       Our Business Strategy                                                  14
           VI.      Risk Factors                                                           17
           VII.     Acquisitions and Divestitures                                          21
           VIII.    Environmental Compliance                                               23
           IX.      Available Information                                                  23
Item 2.    Properties                                                                      23
           ----------
Item 3.    Legal Proceedings                                                               24
           -----------------
Item 4.    Submission of Matters to a Vote of Security Holders                             24
           ---------------------------------------------------

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters           24
           ---------------------------------------------------------------------
           I.       Market and Stock Prices                                                24
           II.      Dividend Policy                                                        29
           III.     Shareholder Matters                                                    30
Item 6.    Selected Financial Data                                                         30
           -----------------------
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           --------------------------------------------------------------------------
           Operations                                                                      30
           ----------
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                      30
           ----------------------------------------------------------
Item 8.    Financial Statements and Supplementary Data                                     30
           -------------------------------------------
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
           -------------------------------------------------------------------------
           Disclosure                                                                      30
           ----------

PART III
Item 10.   Directors and Executive Officers of the Registrant                              30
           --------------------------------------------------
Item 11.   Executive Compensation                                                          31
           ----------------------
Item 12.   Security Ownership of Certain Beneficial Owners and Management                  31
           --------------------------------------------------------------
Item 13.   Certain Relationships and Related Transactions                                  31
           ----------------------------------------------
Item 14    Controls and Procedures                                                         31
           -----------------------

PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                 32
           ---------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

We often discuss expectations regarding our markets, demand for our products and services, and our future performance in our annual and quarterly reports, press releases, and other written and oral statements. Such statements, including statements in this document and the documents incorporated by reference that relate to matters that are not historical facts are "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These "forward-looking statements" are based on our analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors must recognize that events and actual results could turn out to be significantly different from our expectations.

You should consider the following key factors when evaluating these forward looking statements:

     o    fluctuations in worldwide prices and demand for natural gas and oil;
     o fluctuations in levels of natural gas and crude oil exploration and development activities;
     o    fluctuations in the demand for our services;
     o the existence of competitors, technological changes and developments in the oilfield services industry;
     o the existence of operating risks inherent in the oilfield services industry;
     o    the existence of regulatory and legislative uncertainties;
     o    the possibility of changes in tax laws;
     o the possibility of political instability, war or acts of terrorism in any of the countries in which we do business; and
     o    general economic conditions.

Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of natural gas or oil, which could have a material impact on exploration and production activities, could also materially affect our financial position, results of operations and cash flows.

The above description of risks and uncertainties is by no means all inclusive but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see "Part I - Item 1 - BUSINESS - RISK FACTORS".

Unless the context requires otherwise, references in this Annual Report on Form 10-K to "Nabors," "we," "us," or "our" refer to Nabors Industries Ltd. and, where the context requires, includes subsidiaries.

                                     PART I

Please see the Glossary of Drilling Terms included as Annex A to this document for a brief explanation of drilling terms used throughout this document.

ITEM 1.  BUSINESS

I.       INTRODUCTION.

Nabors Industries Ltd. became the publicly traded parent company of the Nabors group of companies, effective June 24, 2002, pursuant to the corporate reorganization described below in the section entitled "Recent Developments - Corporate Reorganization." Our common shares are traded on the American Stock Exchange under the symbol "NBR."

We, together with our subsidiaries, are the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own over 900 land workover and well-servicing rigs in the United

States, and over 200 land workover and well-servicing rigs in Canada.
Nabors is a leading provider of offshore platform workover and drilling rigs and owns 43 platform, 16 jack-up and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs.

To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including oilfield management, engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services. Our land transportation and hauling fleet includes approximately 240 rig and oilfield equipment hauling tractor-trailers and a number of cranes, loaders and light-duty vehicles. We maintain over 290 fluid hauling trucks, approximately 700 fluid storage tanks, eight salt water disposal wells and other auxiliary equipment used in domestic drilling, workover and well-servicing operations. In addition, we own a fleet of 30 marine transportation and support vessels, primarily in the Gulf of Mexico, which provide transportation of drilling materials, supplies and crews for offshore operations. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software.

Our overall business is conducted through two major segments: (1) Contract Drilling and (2) Manufacturing and Logistics. Our Contract Drilling segment includes our drilling, workover and well-servicing operations, on land and offshore. Our Manufacturing and Logistics segment includes our marine transportation and supply services, top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

Nabors was formed as a Bermuda-exempt company on December 11, 2001. Through predecessors and acquired entities, Nabors has been continuously operating in the drilling sector since the early 1900s. Our principal executive offices are located at 2nd Fl. International Trading Centre, Warrens, St. Michael, Barbados. Our phone number at our principal executive offices is
(246) 421-9471.


II.      DESCRIPTION OF BUSINESS.

         A.       OUR FLEET OF RIGS.

Our rigs include land-based rigs and offshore platform, jack-up and barge rigs. Drilling rigs come in a wide variety of sizes and capabilities, and may include specialized equipment, such as top drives, or have design features or modifications for specialized drilling conditions, such as arctic drilling. The rigs are classified by their depth capabilities and by whether their power systems are mechanical or electric. They generally are powered by two to four large diesel engines. An electric rig differs from a mechanical rig in that it converts the diesel power into electricity to power the rig. This gives the rig operator the ability to deliver the same amount of torque at high and low speeds, permitting more finite control of the primary rig components, including the drawworks and mud pumps. We believe this electric capability enhances operating efficiency and safety, reduces drilling time and saves the customer money, particularly in deeper applications. Because of these advantages, diesel electric rigs, known in the industry as silicon-controlled rectifier or SCR rigs, generally are preferred by our customers, and often enjoy higher utilization and dayrates than similarly sized mechanical rigs.

Nabors' various types of rigs perform drilling, workover (major overhaul or remediation of an existing wellbore and/or plugging and redrilling the well) and well-servicing (routine repair and maintenance of mechanical problems). A drilling rig can perform drilling, workover and well-servicing services, depending on its configuration. However, primarily due to cost and size considerations, a land drilling rig is rarely used for well-servicing or workover applications. Instead, smaller, mobile well-servicing and workover rigs are used. Offshore, a drilling rig is occasionally used for workover and well-servicing applications, particularly if it is on location, because it is more cost-effective to use a rig in place rather than bringing in an alternative, special purpose rig. Each rig is rated for operations up to a specific depth. The basic types of rigs operated by Nabors are described below.

o Land Rigs. A land-based drilling rig generally consists of engines, a drawworks (which hoists and lowers the drill string in and out of the well), a mast (or derrick), pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth, bore hole diameter and drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land-based workover or well-servicing rig consists of a mobile carrier, engine, drawworks and a mast. The primary function of a workover or well-servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well. Typically, land-based drilling, workover and well-servicing rigs can be readily moved between well sites and between geographic areas of operations.

o Platform Rigs. Platform rigs provide offshore workover, drilling and re-entry services. Our platform rigs have drilling and/or well-servicing or workover equipment and machinery arranged in modular packages that are transported to, and assembled and installed on, fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that either stand on the ocean floor or are moored floating structures. The top portion, or platform, sits above the water level and provides the foundation upon which the platform rig is placed. Our fleet of platform rigs includes:

     o Minimum space, modular platform workover rigs with engines rated 750 horsepower or below, which include the 500 horsepower Sundowner(R) series. These platform workover rigs are self-elevating (that is, they can be off-loaded with the platform crane, rather than requiring a separate barge and crane to assemble), and are designed to fit the geometry of nearly any producing platform without major modifications to either the rig or the platform.

     o Minimum space, modular platform workover and re-drilling rigs with engines rated at horsepowers greater than 750, which include the 1000 horsepower Super Sundowner(R) rigs. These rigs, which are enhanced versions of the modular platform workover rigs, have more powerful mud pump systems and greater hook load capacities. This enables the rigs to be used in more rigorous workover, re-entry, side-tracking or horizontal drilling operations.

     o Minimum Area, Self-Elevating, or MASE(R), drilling rigs are our latest generation of modular platform rigs. They represent a smaller and lighter, full-scale drilling rig patterned after the Super Sundowner(R) but have higher horsepower, ranging from 1500 hp to 3000 hp.

     o Modular Offshore Dynamic Series (MODS) platform rigs ranging from 1000 hp to 1500 hp are our newest addition to the modular rig fleet. They have been reengineered to be lighter weight, and dynamically capable to meet motion criteria of deepwater SPAR and TLP platforms.

     o API (American Petroleum Institute)-style drilling rigs have similar capabilities to the MASE(R) rigs, but generally come in larger modules. Unlike our other platform rigs, API-style rigs are not self-elevating, and require a separate barge crane to load onto, and off of, the platform.

     o We also own several land rigs modified for offshore work for drilling on mudslide and selected conventional offshore platforms. These rigs generally are self-elevating and modular.

o Jack-up Rigs. Jack-up rigs are mobile, self-elevating drilling and workover platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions and drilling locations where subsea pipelines are present. Many of our jack-up rigs are of cantilever design -- a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over adjacent, fixed platforms. Nabors' shallow workover jack-up rigs generally are subject to a maximum water depth of approximately 125 feet, while some of our jack-up rigs may drill in water depths as shallow as 13 feet. Nabors also has deeper water depth capacity jack-up rigs that are capable of drilling at depths between 8 feet and 150 to 250 feet. The water depth limit of a particular rig is determined by the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs with the hull floating. The rig is then towed to the new drilling site.

o Inland Barge Rigs. One of Nabors' barge rigs is a full-size drilling unit. Nabors also owns two workover inland barge rigs. These barges are designed to perform plugging and abandonment, well service or workover services in shallow inland, coastal or offshore waters. Our barge rigs can operate at depths between three and eight feet.

Additional information on the number and location of our rigs can be found below under the caption "Business - Markets".

         B.       TYPES OF DRILLING CONTRACTS.

Our rigs are employed under individual contracts which extend either over a stated period of time or the time required to drill a well or a stated number of wells to a specified depth. On land in the U.S. Lower 48 states and Canada, we typically contract on a single well basis, with extensions subject to mutual agreement on pricing and other significant terms. Contracts relating to offshore drilling and land drilling in Alaska and international markets generally provide for longer terms, usually from one to five years. Offshore workover projects are often on a single-well basis. We generally are awarded drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our well-to-well contracts are subject to termination by the customer on short notice, but some can be firm for a number of wells or a period of time, and may provide for early termination compensation in certain circumstances. The contract terms and rates may differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

Drilling contracts provide for compensation on a daywork, footage or turnkey basis. In each case, we provide the rig and crews. The principal differences among the types of contracts are set forth below.

o Daywork Contracts. A daywork contract generally provides for a basic rate per day when drilling (the dayrate) and for lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, actions of the customer or adverse weather conditions or other conditions beyond our control. In addition, daywork contracts may provide for a lump sum fee for the mobilization and demobilization of the rig, which in most cases approximates our incurred costs.

o Footage Contracts. Under footage contracts we typically run casing and provide drill bits. We receive payment on the basis of a rate per foot drilled. The customer continues to provide drilling mud, casing, cementing and well design expertise. If we drill the well in less time than was estimated, then we have the opportunity to improve our margins over those that would be attainable under a daywork contract to the same depth. If, however, we take longer to drill the well than we estimated, our margins will be lower. In footage contracts we bear the cost of the services and supplies that we provide until the well has been drilled to the agreed depth. Such contracts therefore require us to make significant up-front working capital commitments prior to receiving payment. Footage contracts generally contain greater risks for a contractor such as Nabors than daywork contracts, but fewer risks than turnkey contracts. Under footage contracts, the contractor assumes certain risks associated with loss of hole from fire, blowout and other drilling risks. However, footage contracts generally protect the contractor from such risks when unexpected drilling conditions such as abnormal pressure, impenetrable geologic formation or loss circulation zones are present.

o Turnkey Contracts. In turnkey contracts, we drill a well to a specified depth for a fixed price regardless of the time required or the problems encountered in drilling the well. On a turnkey well, we provide technical expertise and engineering services, as well as most of the equipment required to complete the well, and we are compensated only when the agreed scope of work has been satisfied. In addition, we often subcontract for related services and we manage the drilling process. In turnkey contracts, we bear the cost of performing the drilling services until the well has been drilled, and accordingly, such contracts require us to make significant working capital commitments. We also generally agree to furnish services such as testing, coring and casing the hole and other services, which are not normally provided by a drilling contractor working under a daywork contract. If the well is not completed to the specified depth, we may not receive the turnkey price. Turnkey contracts generally involve a higher degree of risk to us than daywork and footage contracts because we assume greater risks (including risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel) and bear the cost of unanticipated downhole problems and price escalation. Generally, however, our agreements limit catastrophic risks associated with blowout, redrill and pollution to a specific sum. The customer assumes the risk of losses in excess of the agreed level. If the well is successfully drilled without undue delay or complication, our margins under these types of contracts are usually greater than under daywork and footage contracts.

During 2002 substantially all of our drilling contracts were on a daywork basis. Our preferred strategy is to operate drilling rigs under daywork contracts. However, we continually analyze market conditions, customer requirements, rig demand and the experience of our personnel to determine how to contract our fleet most profitably. In addition, we may seek alternative accommodations with certain customers as a means of ensuring long-term drilling commitments and healthy customer relations, including, potentially, entering into footage or turnkey contracts on occasion. Because of this, there can be no assurance that we will not suffer a loss that is not insured as a result of entering into such higher risk contracts, and any such uninsured loss could have a material adverse effect on our financial position, cash flows and results of operations.

         C.       WELL SERVICING AND WORKOVER SERVICES.

Industry sources estimate that there are approximately 914,000 producing oil wells in the world today, of which approximately 558,000 are in the United States. In addition, there are approximately 327,000 producing natural gas wells in the United States and a large number in the rest of the world (Penn Well; Spears and Associates). Although some wells in the United States flow oil to the surface without mechanical assistance, most are in mature production areas that require pumping or some other form of artificial lift. Pumping oil wells characteristically require more maintenance than flowing wells because of the operation of the mechanical pumping equipment installed. The extent and type of services we provide on producing wells is dependent upon many variables. The following is a summary of our well-servicing and workover services.

o Well-Servicing/Maintenance Services. We provide maintenance services on the mechanical apparatus used to pump or lift oil from producing wells. These services include, among other things, repairing and replacing pumps, sucker rods and tubing. We provide the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. Well-servicing rigs have the same basic components as drilling rigs (that is, a derrick, a hoisting mechanism and an engine). Many of these rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Maintenance jobs typically take less than 48 hours to complete. Well-servicing rigs generally are provided to customers on a call-out basis. We are paid an hourly rate and work typically is performed five days a week during daylight hours.

o Workover Services. In addition to needing periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workovers may be needed, for example, to remedy equipment failures, plug back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, clean out and re-complete a well if production has declined, repair leaks, or convert a producing well to an injection well for secondary or enhanced recovery projects. These extensive workover operations normally are carried out with a well-servicing rig that includes additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of Nabors' well-servicing rigs are designed and can be equipped to handle the more complex workover operations. A workover may last anywhere from a few days to several weeks.

o Completion Services. The kinds of activities necessary to carry out a workover operation are essentially the same as those that are required to "complete" a well when it is first drilled. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. Oil and gas production companies often find it more efficient to move a larger and more expensive drilling rig off location after an oil or natural gas well has been drilled and to move in a specialized well-servicing rig to perform completion operations. Our rigs often are used for this purpose. The completion process may take a few days to several weeks.

o Production and Other Specialized Services. We provide other specialized services that are required, or can be used effectively, in conjunction with the previously described basic services. These services may include provision of onsite temporary fluid-storage facilities, the provision, removal and disposal of specialized fluids used during certain completion and workover operations, and the removal and disposal of salt water that often is produced in conjunction with the production of oil and natural gas. On a limited basis we provide conventional coil tubing services used primarily to clean out wellbores. To complete the well life-cycle, we also provide plugging services for wells from which the oil and natural gas has been depleted or further production has become uneconomical.

     D.  MANUFACTURING AND LOGISTICS SERVICES.

Through various subsidiaries and joint ventures, Nabors provides additional well-site services that comprise our manufacturing and logistics segment. These services can be packaged with our contract drilling services or provided on a stand-alone basis to operators or other contractors. They include top drive sales and rentals, mudlogging services, rig instrumentation equipment rentals and sales, rig reporting software, construction and maintenance services and transportation services. Sales by these ancillary service providers to other Nabors companies reduce our costs for similar third-party products and services. These units also generate revenues through sales to third parties.

o Top Drives. Our Canrig drilling technologies subsidiary manufactures top drives, which are installed on both onshore and offshore drilling rigs to improve drilling efficiency. Rigs equipped with top drives enjoy more finite control and directional orientation than rigs without, and can trip drill string in and out of the well faster and more safely by handling preassembled "doubles" and "triples" of pipe. Top drives also allow the drill string to be simultaneously hoisted and rotated, which provides better well control and reduces the incidence of stuck pipe, yielding time and cost savings.

o Mudlogging, Rig Instrumentation and Software. Our EPOCH well services subsidiary provides mudlogging services. Mudlogging involves the analysis of exhausted drill cuttings to discern certain information about the presence of hydrocarbons, rates of penetration and the nature of the formation. EPOCH also offers rig instrumentation equipment, including sensors, proprietary RIGWATCH(TM)software and computerized equipment that monitors the real-time performance of a rig. In addition, EPOCH specializes in daily reporting software for drilling operations, including via the internet via mywells.com. Our Ryan Energy Technology subsidiaries manufacture and sell directional drilling and rig instrumentation and data collection services to oil and gas exploration and service companies in the United States, Canada, and Venezuela.

o Construction, Land Transportation and Related Services. Nabors has a 50% interest in Peak Oilfield Services Company, a general partnership with a subsidiary of Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Services provides heavy equipment to move drilling rigs, water, other fluids and construction materials, primarily on Alaska's North Slope and in the Cook Inlet region. The partnership also provides construction and maintenance for ice roads, pads, facilities, equipment, drill sites and pipelines. In addition, the partnership provides tank cleaning services to oil customers along the Trans-Alaska pipeline and in the Valdez area. Peak Oilfield Services provides miscellaneous maintenance services for the Prudhoe Bay Unit. Our Peak USA subsidiary provides similar hauling and maintenance services for customers in the U.S. Lower 48. We also have an investment in an arctic road and site construction company.

o Offshore Support Services. Nabors' fleet of offshore support vessels provides marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. We also provide offshore logistical support to drilling and workover operations, pipe laying and other construction, production platforms and geophysical operations.

We provide onshore transportation and support services through long-term contracts or on a short-term demand basis. Long-term service contracts may be negotiated or awarded by competitive bidding. Whether provided on a long-term or short-term basis, equipment and labor usually are billed separately at specified hourly rates. These hourly rates vary depending upon numerous factors, including types of equipment and labor, and duration of the work. Offshore support vessel operations are conducted throughout the year 24 hours a day, seven days a week, under vessel charters, which may range from several days to several years. Some reduction in vessel utilization and charter rates may be experienced during winter months due to seasonal declines in offshore activities. We are paid on a daily rate basis for vessel charters.

From time to time, we provide drilling engineering and integrated project management services, ranging from well design and engineering expertise to site preparation and road construction. We offer these services to help customers eliminate or reduce management overhead which would otherwise be necessary to supervise such services. Such services have not been significant in the past, and are not expected to be significant in the near term.

         E.       OUR EMPLOYEES.

As of December 31, 2002, Nabors employed approximately 15,261 persons, of whom approximately 2,231 were employed by unconsolidated affiliates. We believe our relationship with our employees generally is good.

On October 18, 2000, the National Labor Relations Board confirmed the selection of a collective bargaining representative at our Alaska drilling subsidiary. The unit covers most non-supervisory drilling and related field personnel working on or about our rigs within the State of Alaska. Negotiations with the union commenced during 2000; an agreement was reached with representatives of the union in December 2002; was submitted to the union membership for ratification; and was rejected by the membership in the first quarter 2003. We anticipate that the continuation of a collective bargaining unit at our Alaska drilling subsidiary will not have any material adverse impact on the operations of that entity or Nabors as a whole. During the first quarter 2003 the National Labor Relations Board commenced a suit against Nabors asserting that a Nabors subsidiary committed an unfair labor practice in failing to adequately bargain with the collective bargaining representative in connection with a change in Nabors' medical insurance program and that suit is ongoing. Nabors denies the allegations, believes that it has meritorious defenses and further believes that the outcome of any litigation regarding the dispute would not have a material adverse effect upon Nabors.

Certain rig employees in Argentina and Australia are represented by collective bargaining units.

         F.       SEASONALITY.

Our Canadian and Alaskan drilling and workover operations are subject to seasonal variations as a result of weather conditions and generally experience reduced levels of activity and financial results during the second calendar quarter of each year. Seasonality does not have a material impact on the remaining portions of our business. As our Canadian and Alaskan operations become a more significant portion of our overall business, our overall financial results should reflect the seasonal variations experienced in our Canadian and Alaskan operations.

         G.       RESEARCH AND DEVELOPMENT.

Research and development does not constitute a material part of our overall business. However, technology is of growing importance to our business and management expects to maintain its competitive position technologically with the internal development of technology or through strategic acquisitions.

Nabors' engineers have obtained new patents during the past year and have patent applications pending for new technology associated with drilling activities. Our patents generally cover designs for various types of oilfield equipment and methods for conducting certain oilfield activities. We use some of these designs and methods in the conduct of our business. The patents expire at various times through the year 2019. We also have several trademarks and service marks that we use in various aspects of our business. These include Sundowner(R), MASE(R) TRU VU(R) and RIGWATCH(TM). While management believes Nabors' patent and trademark rights are valuable, their expiration or loss would not have a material adverse effect on our financial position or results of operations. The costs associated with our research and development are not material to Nabors.


III.     CUSTOMERS; MARKETS; INDUSTRY CONDITIONS AND TRENDS.

Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No customer accounted for in excess of 10% of consolidated revenues in 2002 or in 2001.

Nabors operates in two primary business segments within the oilfield services industry - contract drilling and manufacturing and logistics. Within these segments, we conduct business in the following distinct markets or business lines:

     o Contract Drilling: We provide drilling, workover, and well-servicing services on land and offshore in the U.S. Lower 48 states, Canada and Alaska and in international markets.

     o Manufacturing and Logistics: We manufacture and lease or sell top drives, drilling instrumentation systems, rig reporting software, and provide drilling technology services domestically and internationally; and provide construction, logistics services and marine transportation and support services in Alaska and the U.S. Lower 48 states.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 19 of the Notes to Consolidated Financial Statements on pages 95 through 97 of our 2002 Annual Report and is incorporated into this document by reference.

         A.       CONTRACT DRILLING.

                  1. U.S. LAND DRILLING. In Alaska, we market 15 arctic land drilling, workover and well-servicing rigs on the North Slope, and 3 land rigs and one platform rig in the Cook Inlet area of South Central Alaska. Sixteen of these rigs are SCR rigs, and twelve are equipped with top drive units. Fifteen are capable of performing drilling or workover operations to depths of 15,000 feet or deeper.

All of the North Slope rigs are designed to operate in severe arctic conditions and 14 employ wheel or track mounted systems engineered by Nabors to permit efficient movement of the rigs from well to well and over ice or gravel roads. Nine of these rigs are also partially or totally self-propelled to further facilitate movement and maneuverability. Thirteen of the North Slope rigs have been designed with spacing capability that allows them to move between reduced well spacing on drilling pads without disrupting production. In addition, our arctic rigs generally incorporate environmental protection features such as dry mud and fluid containment systems.

We currently market approximately 290 drilling rigs in the U.S. Lower 48 market. Approximately 180 of our land drilling rigs in the U.S. Lower 48 states are diesel electric rigs controlled by a computerized SCR system. Approximately 210 are capable of drilling to 15,000 feet or deeper. In addition, we own 62 portable top drives for use on our rigs, depending on customer requirements.

Nabors had approximately 94 land drilling rigs and 249 workover/well-servicing rigs stacked in the U.S. Lower 48 states at December 31, 2002. During September 2000, we implemented a capital expenditure program to refurbish, recommission and, in many cases, upgrade our stacked, domestic drilling fleet to meet an increased demand for additional rigs. As part of this program, we recommissioned 113 rigs and partially completed an additional 32 rigs for an aggregate of approximately $230 million in capital expenditures. Because of declining market conditions in the U.S. Lower 48 market, we terminated this program in the fourth quarter of 2001. We will continue to evaluate the market and may upgrade, refurbish or use the remaining stacked rigs for spare parts as conditions warrant.

                  2. U.S. LAND WELL-SERVICING. Our domestic land well-servicing, workover and production services operation has locations in many of the major oil and natural gas producing fields in the U.S. Lower 48 states. This operation currently provides services in eight states and is divided into six separate geographic districts: California, West Texas, East Texas, South Texas, Oklahoma, and the Rocky Mountains. We actively market approximately 500 well-servicing rigs (including one land rig drilling on a platform off the coast of California), in Texas, California, Oklahoma, New Mexico, North Dakota, Montana, Utah and Louisiana.

                  3. U.S. OFFSHORE. Nabors currently performs domestic offshore drilling and offshore workover and well-servicing through its subsidiaries. The domestic offshore subsidiaries currently operate a fleet of 38 rigs, including 27 platform rigs (six Sundowner(R) rigs, three 700 hp or below rigs, two Super Sundowner(R) rigs, three concentric tubing rigs, three greater than 750 hp rigs, five self-elevating drilling rigs and five API-style platform drilling rigs), eight jack-up workover rigs and three inland barge rigs. Ten of our platform rigs are capable of operating at well depths of 20,000 feet. Over half of our platform rigs are specifically designed for workover drilling.

Most of our domestic offshore fleet operates in the U.S. Gulf of Mexico. The remaining rigs are platforms operating in offshore California and Alaska.

                  4. CANADA. We have a fleet of 81 drilling rigs in Canada. Twenty-six rigs in the fleet are diesel electric SCR rigs, two are A/C electric powered, 22 are equipped with top drives and 16 are capable of drilling to 15,000 feet or deeper. Nabors also has a fleet of approximately 209 land well servicing / workover rigs in Canada. Many of the rigs in our Canadian fleet are capable of working under arctic and sub-arctic conditions.

                  5. INTERNATIONAL. We conduct our international operations primarily through Nabors Drilling International Limited and its subsidiaries. Internationally, we provide drilling, workover and well-servicing services, both onshore and offshore, with specialized rigs designed and fabricated to meet various types of operating conditions. The International land group actively markets approximately 67 land drilling rigs, 38 workover/well-servicing rigs and 2 pulling units. Of these, over 42 are SCR rigs, 28 are equipped with top drives and 31 are capable of drilling to depths of 15,000 feet or deeper. We operate 18 of these rigs through a joint venture in Saudi Arabia (7 drilling and 11 workover/well-servicing rigs).

The International offshore group markets eight 1000 hp platform rigs, two 600 hp platform rigs, three 2000 hp platform rigs and seven jack-up rigs. Five of the 1000 hp rigs and all the 2000 hp rigs are equipped with top drive units. We have offshore rigs currently operating in Trinidad (one 2000 hp platform and one jack-up), Brazil (one 1000 hp platform and one jack-up), Australia (one 1000 hp platform), Congo (one 1000 hp platform), Italy (one 1000 hp platform), Mexico (three 1000 hp platform rigs, two 2000 hp platform rigs and one jack-up), Malaysia (one 1000 hp platform rig), and the Middle East (four jack-ups, of which one is owned by our Saudi joint venture). One 600 hp platform rig is being mobilized to India and a second 600 hp platform rig is en route to the Mediterranean.

Additional information regarding our rig fleet can be found on pages 28 through 31 of the 2002 Annual Report.

         B.       MANUFACTURING AND LOGISTICS.

We manufacture top drives at our Magnolia, Texas facility. We market our top drives throughout the United States and Canada, and to various international markets, to customers serving the oil and gas industry. In 2002 and 2001, 31% and 71% of our top drive sales, respectively, were made to other Nabors companies. We also rent top drives and provide top drive installation, repair and maintenance services to our customers.

We manufacture our rig instrumentation systems and develop our rig reporting and related software in Houston, Texas. We sell or lease these products to customers within the oil and gas industry, domestically and abroad. We provide mudlogging services within the U.S. Lower 48 states and Alaska. Substantial portions of our sales are made to other Nabors companies.

We also provide site and road construction, rig transportation, fluid hauling and related oilfield services in Alaska, principally through our Peak Oilfield Services joint venture. In the U.S. Lower 48 states we provide rig transportation and related services through our Peak USA Energy Services subsidiary, primarily to our domestic onshore drilling operations.

Our offshore support vessels, which operate primarily in the Gulf of Mexico, provide marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. We also provide offshore logistical support to drilling and workover operations, pipe-laying and other construction, production platforms and geophysical operations. Nabors markets 28 support vessels, including ten Super 200 platform supply vessels, 12 conventional offshore supply vessels, six mini-supply vessels, one oceanographic research vessel and one anchor handling tug supply vessel. Our supply vessels are used as freight-carrying vessels for drill pipe, tubing, casing, drilling mud and other equipment to drilling rigs and production platforms. Lengths for our supply vessels range from 166 to 220 feet. Our mini-supply vessels are used primarily in support of well service and production operations, such as moving offshore pipe, fluids and equipment for offshore workovers. Mini-supply vessel lengths range from 130 to 145 feet. Our research vessel, which is 175 feet in length, is used to carry equipment and personnel necessary to perform oceanographic surveys. Our anchor-handling tug supply vessel is used to tow rigs to offshore locations and position anchors of floating drilling rigs and pipe-laying vessels. The vessel is 200 feet long, with 6,140 horsepower, and can also be used as a supply vessel.

Nabors' domestic onshore well-servicing and workover operation also provides production services consisting chiefly of fluid hauling and fluid storage tank rental. The production services assets, located primarily in Texas, consist of over 290 fluid hauling trucks and eight salt water disposal wells, which are utilized for the transportation and disposal of drilling and used completion fluids and salt water produced from operating wells, and approximately 700 fluid storage tanks, which are utilized for the storage of fluids used in the fracturing of producing zones during the completion or workover of wells.

          C.       INDUSTRY CONDITIONS.

To a large degree, Nabors' businesses depend on the level of spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of natural gas or oil could have a material impact on exploration and production activities by our customers and could also affect materially our financial position, results of operations and cash flows. See "Part I - Item 1 - Risk Factors - Fluctuations in oil and gas prices could adversely affect drilling activity and Nabors' revenues, cash flows and profitability."

The oil and gas industry has been subject to extreme volatility in recent years because of significant changes in the demand, supply and pricing of natural gas and oil. In 2000 the price of natural gas and oil improved substantially. The primary contributing factors associated with these price increases were the convergence of supply and demand for natural gas and oil brought about by secular global economic growth and the increasing difficulty, expense and long lead times involved in adding to supply. Rising demand and difficulty in finding and developing additional supply brought the U.S. land rig market to the point where the demand for rigs far exceeded supply. The same situation existed, to a lesser extent, in Canada and U.S Offshore markets. This high-demand, low-supply environment had a positive impact on our industry.

The tightening of the supply-demand balance continued during the first half of 2001 and along with a colder-than-normal winter provided a catalyst for a spike in natural gas demand, which led to a rapid escalation in natural gas prices. While high natural gas prices fueled a sharp increase in drilling utilization and margins, they soon had an adverse effect on many elements of industrial demand, particularly petrochemicals, and that portion of electric generation that could utilize more economical fuels. Demand was also impacted by a general contraction in the nation's economy beginning in the second half of 2001. These factors led to downward pressure on natural gas prices, leading to a sharp reduction in drilling activity.

Natural gas and oil prices began to recover in the first quarter of 2002 as a result of falling natural gas production and low storage levels. However, a recovery in North American drilling activity did not materialize until early 2003. This time lag in spending was attributable to the need for significantly higher natural gas prices to offset the increased cost and risk of finding and developing incremental gas production along with confidence that prices will sustain at such levels. Sufficiently higher prices did not materialize until the fourth quarter of 2002 and there is generally a two to three quarter lead time in implementing increased spending following higher cash flow.

The higher-than-anticipated pricing for natural gas and oil has continued into 2003, and the continued fall in natural gas production and storage levels resulting from lower drilling activity is increasing the likelihood that higher average prices will be sustained over the intermediate term. We expect these factors to result in an improvement in North American drilling activity during 2003.

         D.       COMPETITIVE CONDITIONS.

Our industry remains very competitive. The number of rigs continues to exceed demand in many of our markets, resulting in strong price competition. Many rigs can be readily moved from one region to another in response to changes in levels of activity, which may result in an oversupply of rigs in such areas. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. The land drilling, workover and well-servicing market is generally more competitive than the offshore market due to the larger number of rigs and companies.

In all of our geographic market areas, price and availability and condition of equipment are the most significant factors in determining which drilling contractor is awarded a job. Other factors include the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services. In international markets, experience in operating in certain environments and customer alliances also have been factors in the selection of Nabors.

Certain competitors are present in more than one of Nabors' operating regions, although no one competitor operates in all of these areas. In the U.S. Lower 48 states, there are several hundred competitors with smaller national, regional or local rig operations. In domestic land workover and well-servicing, we compete with Key Energy Services, Inc., which owns over 1,400 U.S. workover and well-servicing rigs (according to its public filings), and with numerous other competitors having smaller regional or local rig operations. In the Alaska market, Nabors has two primary competitors, Doyon Drilling, Inc. and Nordic Calista Services. Kuukpik Drilling has also made attempts to enlarge its presence in this market. In Canada and offshore, Nabors competes with many firms of varying size, several of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various contractors at each location where it operates. Nabors believes that the market for land drilling, workover and well-servicing contracts will continue to be competitive for the foreseeable future. Although Nabors believes it has a strong competitive position in the domestic land drilling, workover and well-servicing sector, certain of our competitors internationally and offshore may be better positioned in certain markets, allowing them to compete more effectively.

The contract drilling, workover and well-servicing industry has been cyclical historically, with significant volatility in profitability and rig values. This industry cyclicality has been due to changes in the level of domestic oil and gas exploration and development activity and the available supply of drilling rigs. From 1982 until 1996, the contract drilling business was severely impacted by the decline and continued instability in the prices of oil and natural gas following a period of significant increase in new drilling rig capacity. Rising prices in 1997 gave way to a steep decline that continued through 1998 and most of 1999. Although the market improved substantially in 2000 and the first half of 2001, the rapid, severe downturn in the latter half of the year illustrates the dependence of the industry on natural gas and oil prices.

Our manufacturing and logistics segment represents a relatively smaller part of our business, and we have numerous competitors in each area in which we operate who may have greater resources and may be better positioned than Nabors. Our Canrig subsidiary is one of the six major manufacturers of top drives. Its largest competitors are Varco, Tesco and National Oilwell. EPOCH's largest competitor in the manufacture of rig instrumentation systems is Varco's Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. EPOCH competes for mudlogging customers with Sperry Sun and Baker Hughes in the Gulf Coast region, California and Alaska. In the U.S. Lower 48 states, there are hundreds of rig transportation companies, and there are at least three or four that compete with Peak USA in each of its operating regions. In Alaska, Peak Oilfield Services principally competes with Alaska Petroleum Contractors for road, pad and pipeline maintenance, and is one of many drill site and road construction companies, the largest of which is VECO Corporation. We also compete with numerous offshore support vessel operators in the Gulf of Mexico on the basis of quality of service, price, vessel suitability and availability and reputation.

IV.      RECENT DEVELOPMENTS.

         A.       OPERATING RESULTS.

Operating revenues and Earnings from unconsolidated affiliates for 2002 totaled $1.5 billion, representing a decrease of $746.9 million, or 34%, as compared to 2001. Adjusted income derived from operating activities and net income for 2002 totaled $170.0 million and $121.5 million ($.81 per diluted share), respectively, representing decreases of 68% and 66%, respectively, as compared to 2001.

The decrease in our operating results during 2002 primarily results from a decline in business conditions in several of our key North American markets, resulting in reduced rig utilization and average gross margins. The depressed price for natural gas and oil over the period beginning in the third quarter of 2001 through the latter part of the second quarter of 2002 resulted in decreased spending by our customers for our services during the second half of 2001 and for all of 2002.

This decreased spending and corresponding decline in our rig activity resulted in declining profitability for Nabors over that period. These lower activity levels were experienced by a majority of our North American business units, with the sharpest decline coming from our U.S. Land Drilling business. The decrease in North American land and offshore drilling activity is illustrated by the drilling industry's lower total active land and offshore rig count. The average U.S. Land, Canadian Land and U.S. offshore rig counts during 2002 were lower by 29%, 23% and 26%, respectively, than the 2001 period. Also contributing to the overall decline in our operating results was a decline in activity for our U.S. Land Well-servicing and workover business, driven primarily by lower rig utilization due to the overall weak market, and the loss of some higher margin workover rigs and an offshore platform operation during the second half of 2002.

Natural gas prices are the primary driver of our U.S. Lower 48 land, Canadian and U.S. Offshore operations while oil prices are the primary driver of our Alaskan, International and U.S. Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $3.37 per million cubic feet
(mcf) during 2002, down from the $3.96 per mcf average during 2001. West Texas intermediate spot oil prices (per Bloomberg) averaged $26.17 per barrel during 2002, up slightly from $25.96 per barrel during 2001. Beginning in the first quarter of 2002 a tightening in natural gas and oil supply resulted in an improvement in natural gas and oil prices. Natural gas and oil prices averaged $3.76 per mcf and $28.29 per barrel, respectively, during the last six months of 2002. A substantial portion of this improvement in prices occurred during the fourth quarter, when natural gas prices averaged $4.31 per mcf. As discussed above, these price increases did not result in a corresponding strengthening of our key North American markets until early 2003.

As had been expected, we realized improvements in our International, Canadian and U.S. Offshore businesses during the fourth quarter of 2002, which were offset by lower results in our U.S. Land Drilling and U.S. Well-servicing businesses. We expect an improvement in all of our business units in 2003 given the high level of natural gas and oil prices sustained during the latter part of 2002 and the beginning of 2003.

Additional information regarding our financial condition and results can be found on pages 44 through 65 of the Nabors Industries Ltd. 2002 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

         B.       CORPORATE REORGANIZATION.

Effective June 24, 2002, Nabors became the successor to Nabors Industries, Inc. ("Nabors Delaware") following a corporate reorganization. The reorganization was accomplished through a merger of an indirect, newly formed Delaware subsidiary of Nabors into Nabors Delaware. Nabors Delaware was the surviving company in the merger and became a wholly owned subsidiary of Nabors. Upon consummation of the merger, all outstanding shares of Nabors Delaware common stock automatically converted into the right to receive Nabors common shares, with the result that the shareholders of Nabors Delaware on the date of the merger became the shareholders of Nabors. Nabors and its subsidiaries continue to conduct the businesses previously conducted by Nabors Delaware and its subsidiaries. The reorganization was accounted for as a reorganization of entities under common control and, accordingly, it did not result in any changes to the consolidated amounts of assets, liabilities and stockholders' equity.

The Board of Nabors Delaware approved the reorganization transaction because international activities are an important part of our current business and we believe that our international operations will continue to grow in the future and be benefited by the reorganization. Expansion of our international business is an important part of our current business strategy and significant growth opportunities exist in the international marketplace. We believe that reorganizing as a Bermuda company will allow us to implement our business strategy more effectively. In addition, we believe that the reorganization should increase our access to international capital markets and acquisition opportunities, increase our attractiveness to non-U.S. investors, improve global cash management, improve our global tax position and result in a more favorable corporate structure for expansion of our current business.

Several members of the United States Congress have proposed legislation that, if enacted, would have the effect of eliminating the tax benefits of the reorganization. During 2002 the Senate Finance Committee approved legislation that, for the United States federal tax purposes, would treat a corporation such as Nabors that reorganizes in a foreign jurisdiction as a domestic corporation and, thus, such foreign corporation would be subject to United States federal income tax. Substantially similar legislation was introduced during 2002 by the Chairman of the House Committee on Ways and Means. The proposed legislation did not pass during the 2002 session of Congress but is expected to be reintroduced during 2003 and may have a retroactive effective date for transactions completed after March 20, 2002. If any of the proposed legislation were enacted with the currently proposed effective dates, the expected tax savings from the reorganization will not be realized.

In light of such events and if and when any such legislation is enacted, we will consider the effects of the legislation and will evaluate all strategic alternatives that may be appropriate.

         C.       CORPORATE GOVERNANCE.

During 2002 and early 2003 the Board of Directors of Nabors adopted new charters for each of the Audit Committee and Compensation Committee of the Board of Directors and new Corporate Governance Principles for the full Board. The Corporate Governance Principles, among other things, require a substantial majority of the Board to consist of directors independent from management, require directors to own at least $100,000 of Nabors stock, set a retirement age for new directors, provide for executive sessions of the independent directors, and provide for an annual evaluation of Nabors' Chief Executive Officer. The Board also elected Mr. Whitman as the "lead independent" director.

         D.       ACQUISITIONS.

On March 18, 2002, we acquired, for cash, 20.5% of the issued and outstanding shares of Enserco Energy Service Company, Inc., a Canadian publicly-held corporation, for Cdn. $15.50 per share for a total price of Cdn. $83.2 million (U.S. $52.6 million). On April 26, 2002, we completed our acquisition of Enserco by purchasing their remaining outstanding shares for Cdn. $15.65 per share, paying cash of Cdn. $100.1 million (U.S. $64.1 million) and issuing

3,549,082 exchangeable shares of Nabors Exchangeco (Canada) Inc., an indirect wholly-owned Canadian subsidiary of Nabors, of which 2,638,526 exchangeable shares were immediately exchanged for shares of Nabors Delaware common stock in accordance with the instructions of the holders of those shares. The Nabors Exchangeco shares are exchangeable for Nabors common shares, at each holder's option, on a one-for-one basis and are listed on the Toronto Stock Exchange. Additionally, these exchangeable shares have essentially identical rights as Nabors common shares, including but not limited to voting rights and the right to receive dividends, if any, and will be automatically exchanged upon the occurrence of certain events. The value of the Nabors Exchangeco shares issued totaled Cdn. $254.2 million, or U.S. $162.8 million. In addition, we assumed Enserco debt totaling Cdn. $33.4 million (U.S. $21.4 million). The Enserco purchase price was allocated based on preliminary estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately Cdn. $158.7 million (U.S. $101.3 million).

Enserco provided land drilling, well-servicing and workover services in Canada and operated a fleet of 193 well-servicing rigs and 30 drilling rigs as of the acquisition date. The Enserco acquisition increased our position in Canada with assets that are relatively new and in excellent condition, allowing us to provide services to many of our key U.S. customers who have increased their presence in Canada because of its increasingly strategic importance to the North American gas supply market.

On October 9, 2002, we acquired Ryan Energy Technologies Inc., a corporation incorporated under the laws of Alberta, Canada pursuant to a plan of arrangement approved by the securityholders of Ryan and the Court of Queen's Bench of Alberta. Pursuant to the arrangement, Exchangeco acquired all of the issued and outstanding common shares of Ryan in exchange for approximately Cdn. $22.6 million (U.S. $14.2 million) in cash and 380,264 exchangeable shares of Exchangeco, of which 219,493 exchangeable shares were immediately exchanged for common shares of Nabors in accordance with the instructions of the holders of those shares. In addition, we assumed Ryan debt totaling Cdn. $14.5 million (U.S. $9.1 million). The Ryan purchase price has been allocated based on preliminary estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately Cdn. $5.1 million (U.S. $3.2 million). The purchase price allocation for the Ryan acquisition is subject to adjustment as additional information becomes available and will be finalized by September 30, 2003.

Ryan manufactures and sells directional drilling and rig instrumentation systems and provides directional drilling, rig instrumentation and data collection services to oil and gas exploration and service companies in the United States, Canada and Venezuela.

V.       OUR BUSINESS STRATEGY.

Since 1987, with the installation of our current management team, Nabors has adhered to a consistent strategy aimed at positioning our company to grow and prosper in good times and to mitigate adverse effects during periods of poor market conditions. We have continued to strive to attain a financial posture that would allow us to capitalize on market weakness by adding to our business base, thereby enhancing our upside potential at reasonable costs. The principal elements of our strategy have been to:

     o    Maintain flexibility to respond to changing conditions.
     o    Maintain a conservative and flexible balance sheet.
     o    Build a base of low-cost, premium assets.
     o    Build and maintain low operating costs through economies of scale.
     o Develop and maintain long-term, mutually attractive relationships with key customers and vendors.
     o Build a diverse business in long-term, sustainable and worthwhile geographic markets.
     o    Recognize and seize opportunities as they arise.
     o    Continually improve safety, quality and efficiency.
     o    Implement leading edge technology where cost-effective to do so.

Our business strategy is designed to allow us to grow and remain profitable in any market environment. Once again, the major developments in our business in the past year illustrate our implementation of this strategy and its continuing success. Following is a discussion of recent events describing several of these strategies.

RESPONDING TO CHANGING CONDITIONS -- During September 2000 we implemented a capital expenditure program to refurbish, recommission and, in many cases, upgrade our stacked, domestic drilling fleet. As part of this program, which was terminated during the fourth quarter of 2001 due to the declining market conditions in the drilling sector, we recommissioned 113 rigs and partially completed 32 rigs for an aggregate of approximately $230 million in capital expenditures.

The decline in demand also caused us to reduce our crew levels during 2002 as rig usage in the U.S. Lower 48 came down significantly. As with past activity drops, we have attempted to retain our best and most experienced personnel in order to be prepared for the next rise in demand.

The decline in the North American market during 2002 was offset in part by increased activity in our international markets. During 2002 we entered into a number of long-term contracts in international markets.

MAINTAINING A CONSERVATIVE AND FLEXIBLE BALANCE SHEET -- During 2002 we purchased $.6 million face value of our 8.625% senior subordinated notes due April 2008 in the open market at a price of 108%. In addition, we purchased $4.7 million face value of our 6.8% senior unsecured notes due April 2004 in the open market at a price of 104%. Upon settlement of these transactions, we paid $5.7 million and recognized a pretax loss of approximately $.2 million, resulting from the repurchases of these notes at prices higher than their carrying value. Additionally, we repaid Cdn. $22.3 million (U.S. $14.3 million) and Cdn. $12.9 million (U.S. $8.3 million) of the debt assumed in the Enserco and Ryan acquisitions, respectively. We also made a $2.5 million scheduled principal payment relating to certain of our medium-term notes.

We had a $200 million unsecured committed revolving credit facility with a syndicate of banks, with an original term of five years, that was scheduled to mature on September 5, 2002. As a result of the corporate reorganization discussed above, we may have failed to comply with a covenant contained in the credit facility agreement and a related $30 million letter of credit facility agreement. At the time of the potential default, there were no outstanding borrowings on the revolving credit facility and $23 million was outstanding on the related letter of credit facility. The bank provided a waiver on the letter of credit facility and the letter of credit facility has since expired. Because we had cash and marketable securities balances totaling approximately $800 million at the time of the potential default, we terminated the revolving credit facility.

On August 22, 2002, Nabors Holdings 1, ULC, one of our indirect, wholly-owned subsidiaries, issued $225 million aggregate principal amount of 4.875% senior notes due 2009 that are fully and unconditionally guaranteed by Nabors and Nabors Delaware. Concurrently with this offering by Nabors Holdings, Nabors Delaware issued $275 million aggregate principal amount of 5.375% senior notes due 2012, which are fully and unconditionally guaranteed by Nabors. Cash provided by our issuance of these senior notes totaled $495.9 million. The proceeds from the issuance of these senior notes were invested in cash and marketable securities.

On October 21, 2002, we entered into an interest rate swap transaction with a third party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012 issued by Nabors Delaware. The purpose of this transaction was to convert a portion of future interest due on the senior notes to a lower variable rate in an attempt to realize savings on our future interest payments. We have designated this swap agreement as a fair value hedge. The swap agreement has a notional amount of $200 million and matures in August 2012 to match the maturity of the senior notes. Under the agreement, we pay on a quarterly basis a floating rate based on a three-month U.S. dollar LIBOR rate, plus a spread of 62.625 basis points, and receive semi-annually a fixed rate of interest of 5.375%. During 2002 we recorded interest savings related to this interest rate swap of $1.2 million which served to reduce interest expense. The change in cumulative fair value of this derivative instrument resulted in the recording of a derivative asset, included in other long-term assets, of $10.1 million as of December 31, 2002. The carrying value of our 5.375% senior notes was increased by the same amount.

On October 21, 2002, we also purchased a LIBOR range cap and sold a LIBOR floor in the form of a cashless collar, with the same third party financial institution with which we had executed the interest rate swap. These transactions are intended to mitigate and manage our exposure to changes in the three-month U.S. dollar LIBOR rate and do not qualify for hedge accounting treatment. Any change in the cumulative fair value of the range cap and the floor will be reflected as a gain or loss in our consolidated statement of income. The range cap and the floor are effective August 15, 2003 and expire on August 15, 2012. The range cap will be triggered when the three-month U.S. dollar LIBOR rate is at or above 4.50%, and below 6.50%, such that the counterparty will pay us any difference between the actual LIBOR rate and the 4.50% strike rate on a notional amount of $200 million. No payment will be due to us if the three-month U.S. dollar LIBOR rate is below 4.5% or at or above 6.50%. The floor is triggered when the three-month U.S. dollar LIBOR rate is at or below 2.665% such that we will pay the counterparty any difference between the actual LIBOR rate and the 2.665% floor rate on a notional amount of $200 million. We recorded a loss of $3.8 million during 2002 related to the change in cumulative fair value of this derivative instrument. This loss is included in other income in our consolidated statement of income for the year ended December 31, 2002 and has been accrued in other long-term liabilities in our consolidated balance sheet as of December 31, 2002.

On July 17, 2002, the Board of Directors of Nabors authorized the continuation of the share repurchase program that had begun under Nabors Delaware, and provided that the amount of Nabors common shares authorized for purchase by Nabors going forward be increased to $400 million. Under the Nabors Delaware program, Nabors Delaware had acquired an aggregate of approximately $248.0 million of Nabors Delaware common stock, or 6.2 million shares, during 2001. During the third quarter of 2002, Nabors also acquired, through a subsidiary, 91,000 of its common shares in the open market for $27.30 per share for an aggregate price of $2.5 million. Immediately thereafter these shares were transferred to Nabors. Pursuant to Bermuda law, any shares, when purchased, will be treated as cancelled. Accordingly, a repurchase of shares will not have the effect of reducing the amount of Nabors' authorized share capital.

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

On December 27, 2002, Nabors filed an S-3 "shelf" registration statement with the Securities and Exchange Commission, to allow Nabors and certain of its subsidiaries to sell up to $700 million in securities from time to time during the effectiveness of the registration.

On February 21, 2003, Nabors issued a notice of redemption to the holders of its 8-5/8% Senior Subordinated Notes due April 1, 2008, for redemption of the notes and all associated guarantees on April 1, 2003. The redemption price will be $1,043.13 per $1,000 principal amount of the notes together with accrued and unpaid interest to the date of redemption. The remaining outstanding principal amount of the notes is approximately $42.5 million. We estimate that we will recognize a pre-tax loss of approximately $0.9 million, resulting from the redemption of the notes at prices higher than their carrying value on April 1, 2003.

RECOGNIZING OPPORTUNITY -- Our Enserco and Ryan acquisitions completed during 2002 expanded our presence in Canada and added to our technological capabilities that can be shared across the Nabors group of companies.

SAFETY -- In the drilling and oilfield service business, safety and loss control are critical to overall performance. The safety and health of Nabors' employees are of paramount importance. Nabors intensified its safety and loss control program in 1997 with its U.S. Lower 48 drilling operations, and expanded the enhanced program to the other business units during the last half of 2000. The enhanced programs were largely carried out in 2001 and are becoming further embedded in Nabors culture. Significant improvements have already been achieved as evidenced by our total OSHA (Occupational Safety and Health Administration) recordable incident rate (see chart below).

Additionally, in 2002 Nabors' international drilling subsidiary completed a three year development of an ISO 9000 compatible Rig Management Systems quality program, and is now in the implementation and operation phase of that program. Nabors' offshore operations have adopted the same program. Although it is impossible to predict what incident rates will be in the future, continuous improvement in our safety procedures is an important part of Nabors' business strategy.

                   OSHA Recordable Incident Rates*
                   ------------------------------

                       1997             7.80
                       1998             5.50
                       1999             3.43
                       2000             3.65
                       2001             2.99
                       2002             2.43

     * The OSHA recordable incident rate is equal to number of OSHA recordable incidents multiplied by 200,000 man-hours divided by the actual number of man-hours worked for the period.


VI.      RISK FACTORS

In addition to the other information set forth elsewhere in this Form 10-K, the following factors should be carefully considered when evaluating Nabors.

FLUCTUATIONS IN OIL AND GAS PRICES COULD ADVERSELY AFFECT DRILLING ACTIVITY AND OUR REVENUES, CASH FLOWS AND PROFITABILITY

Our operations are materially dependent upon the level of activity in oil and gas exploration and production. Both short-term and long-term trends in oil and gas prices affect the level of such activity. Oil and gas prices and, therefore, the level of drilling, exploration and production activity can be volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, may affect both the demand for, and the supply of, oil and gas. Weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity, and other factors beyond our control may also affect the supply of and demand for oil and gas. Fluctuations during the last few years in the demand and supply of oil and gas have contributed to, and are likely to continue to contribute to, price volatility. We believe that any prolonged reduction in oil and gas prices would depress the level of exploration and production activity. This would likely result in a corresponding decline in the demand for our services and could have a material adverse effect on our revenues, cash flows and profitability. Lower oil and gas prices could also cause our customers to seek to terminate, renegotiate or fail to honor our drilling contracts; affect the fair market value of our rig fleet which in turn could trigger a writedown for accounting purposes; affect our ability to retain skilled rig personnel; and affect our ability to obtain access to capital to finance and grow our business. There can be no assurances as to the future level of demand for our services or future conditions in the oil and gas and oilfield services industries.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY WITH EXCESS DRILLING CAPACITY, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

The oilfield services industry in which we operate is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Many drilling, workover and well-servicing rigs can be moved from one region to another in response to changes in levels of activity and provided market conditions warrant, which may result in an oversupply of rigs in an area. In many markets in which we operate, the number of rigs available for use exceeds the demand for rigs, resulting in price competition. Most drilling and workover contracts are awarded on the basis of competitive bids, which also results in price competition. The land drilling market generally is more competitive than the offshore drilling market because there are larger numbers of rigs and competitors.

Certain competitors are present in more than one of the regions in which we operate, although no one competitor operates in all of these areas. In the U.S. Lower 48 states, there are several hundred competitors with smaller national, regional or local rig operations. In the Alaska market, we have two principal competitors. In Canada and offshore, we compete with several firms of varying size, many of which have more significant operations in those areas than us. Internationally, we compete directly with various competitors at each location where we operate. We believe that the market for land drilling and workover contracts will continue to be competitive for the foreseeable future. Although we believe that we have a strong competitive position in the domestic land drilling, workover and well-servicing sector, certain of our competitors internationally and offshore may be better positioned in certain markets, allowing them to compete more effectively.

THE NATURE OF OUR OPERATIONS PRESENTS INHERENT RISKS OF LOSS THAT, IF NOT INSURED OR INDEMNIFIED AGAINST, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

Our operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound ocean bottom conditions. In addition, our international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive. This is particularly of concern in the wake of the September 11 terrorist attacks, which adversely affected an already tightening insurance market. It is likely that, in our upcoming insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past (as is expected to be the case for terrorism coverage, for example). Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of an insurance coverage deductible. We expect that we may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize the effect of insurance premium increases.

THE PROFITABILITY OF OUR INTERNATIONAL OPERATIONS COULD BE ADVERSELY AFFECTED BY WAR, CIVIL DISTURBANCE OR POLITICAL OR ECONOMIC TURMOIL

We derive a significant portion of our business from international markets, including major operations in Canada, the Middle East, Asia and South and Central America. These operations are subject to various risks, including the risk of war (including the war in Iraq), civil disturbances and governmental activities, that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. In the international markets in which we operate, we are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

PROPOSED TAX LEGISLATION COULD ELIMINATE THE BENEFITS OF OUR REORGANIZATION

Various bills have been introduced in Congress that would retroactively eliminate the tax benefits associated with our reorganization as a Bermuda company. Although no such legislation passed the U.S. Congress in its session ending during 2002, we expect that similar legislation will be reintroduced in the current United States Congressional session. Because we cannot predict whether legislation ultimately will be adopted, no assurances can be given that the tax benefits associated with our reorganization ultimately will accrue to the benefit of the company and its shareholders. If legislation is enacted that retroactively eliminates the benefit of the reorganization, our net operating loss carryforward for U.S. tax purposes would be reduced significantly and our effective tax rate in future periods could be increased significantly.

NONCOMPLIANCE WITH GOVERNMENTAL REGULATION OR EXPOSURE TO ENVIRONMENTAL LIABILITIES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. Our cost of compliance with these laws and regulations may be substantial. For example, federal law imposes specific design and operational standards on rigs and platforms. Failure to comply with these requirements could subject us to substantial civil and criminal penalties as well as potential court injunctions. In addition, federal law imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages from such spills. As an owner and operator of onshore and offshore rigs and transportation equipment, we may be deemed to be a responsible party under federal law. In addition, our well-servicing, workover and production services operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. Our operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. We generally require our customers contractually to assume responsibility for compliance with environmental regulations. However, we are not always successful in allocating to our customers all of these risks nor is there any assurance that the customer will be financially able to bear those risks assumed.

We employ personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also use outside experts to advise on and assist with our environmental compliance efforts. Costs we incur to investigate and remediate contaminated sites are expensed unless the remediation extends the useful lives of the assets employed at the site. Remediation costs that extend the useful lives of the assets are capitalized and amortized over the remaining useful lives of such assets. Liabilities are recorded when the need for environmental assessments and/or remedial efforts become known or probable and the cost can be reasonably estimated.

Laws protecting the environment generally have become more stringent than in the past and are expected to continue to become more so. Violation of environmental laws and regulations can lead to the imposition of administrative, civil or criminal penalties, remedial operations; and in some cases injunctive relief. Such violations could also result in liabilities for personal injuries, property damage, and other costs and claims.

Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, and related state laws and regulations, liability can be imposed jointly on the entire group of responsible parties or separately on any one of the responsible parties, without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. We have been notified of our possible responsibility with respect to the cleanup of a federal national priority list site and a state abandoned site, which were formerly operated by parties unrelated to us as oilfield waste disposal facilities. In addition, we have been named as a potentially responsible party with respect to the cleanup of three other sites, which were formerly operated by various parties unrelated to us. We believe that our cost to clean up each of these sites will be less than $100,000. Although at this time information regarding our possible responsibility with respect to cleanup of the federal national priority list site and the state abandoned site has not been fully developed and it is not feasible to predict such outcome with certainty, we are of the opinion that their ultimate resolution should not have a material adverse effect on our financial statements or results of operations.

Changes in federal and state environmental regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on us. For example, legislation has been proposed from time to time in Congress which would reclassify certain oil and natural gas production wastes as hazardous wastes, which would make the reclassified wastes subject to more stringent handling, disposal and clean-up requirements. If enacted, such legislation could dramatically increase operating costs for oil and natural gas companies and could reduce the market for our services by making many wells and/or oilfields uneconomical to operate.

With respect to our offshore support vessels we are affected by certain U.S. governmental regulations. Although incorporated in Bermuda, we qualify to own our offshore U.S. flag vessels through one of our wholly owned subsidiaries. The subsidiary bareboat chartered the vessels for an original term of five years, subject to renewals, to an entity qualified as a U.S. citizen under applicable law. The law which permits this structure and the proposed regulations are controversial. If the Coast Guard were to change its interpretation of its proposed regulations or if the U.S. Congress were to change existing law, we might not be permitted to own our offshore support vessels. Additionally, even under the existing law and proposed regulations, our continued ownership of the vessels is dependent upon the continuation of the bareboat charter, which could terminate for reason of default by either party during the original term or which might not be renewed.

The Oil Pollution Act of 1990, as amended, contains provisions specifying responsibility for removal costs and damages resulting from discharges of oil into navigable waters or onto the adjoining shorelines. Among other requirements, this law requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. We believe we have provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all vessels over 300 tons. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. Because our offshore support vessel operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under this law to restrict the availability of offshore oil and gas leases, such an action could have a material adverse effect on our offshore support vessel operations.

AS A HOLDING COMPANY, WE DEPEND ON OUR SUBSIDIARIES TO MEET OUR FINANCIAL OBLIGATIONS

We are a holding company with no significant assets other than the stock of our subsidiaries. In order to meet our financial needs, we rely exclusively on repayments of interest and principal on intercompany loans made by us to our operating subsidiaries and income from dividends and other cash flow from such subsidiaries. There can be no assurance that our operating subsidiaries will generate sufficient net income to pay upstream dividends or cash flow to make payments of interest and principal to us in respect of its intercompany loans. In addition, from time to time, our operating subsidiaries may enter into financing arrangements which may contractually restrict or prohibit such upstream payments to us. There may also be adverse tax consequences associated with making dividend payments upstream.

WE DO NOT PAY DIVIDENDS

We have not paid any cash dividends on our common shares since 1982. We do not anticipate that we will pay any cash dividends on common shares in the foreseeable future. Recent legislation introduced in the United States Congress may provide certain shareholders with more favorable tax consequences than exists under present United States law with respect to the receipt of dividends. In the event that such proposals are enacted into law, management expects that it will reexamine its policy of not paying dividends, but no assurances can be given that any dividends will be paid to shareholders.

BECAUSE OUR OPTION, WARRANT AND CONVERTIBLE SECURITIES HOLDERS HAVE A CONSIDERABLE NUMBER OF COMMON SHARES AVAILABLE FOR ISSUANCE AND RESALE, SIGNIFICANT ISSUANCES OR RESALES IN THE FUTURE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES

As of March 14, 2003, there were 400,000,000 authorized shares of our common shares, of which 145,234,077 shares were outstanding. In addition, 31,264,999 shares of our common shares were reserved for issuance pursuant to option and employee benefit plans, 318,850 shares of our common shares were reserved for issuance upon the exercise of outstanding warrants and 16,598,005 shares were reserved for issuance upon conversion or repurchase of outstanding zero coupon convertible debentures. In addition, in connection with our Enserco and Ryan acquisitions, up to 569,470 shares of our common shares could be issuable on exchange of the shares and warrants of Nabors

Exchangeco (Canada) Inc. We also may sell up to $700 million of securities of various types in connection with a shelf registration statement declared effective on January 16, 2003 by the Securities and Exchange Commission. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of warrants or options (and, where applicable, sales pursuant to Rule 144) or to the conversion into, or repurchase of debentures using, common shares, would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

PROVISIONS OF OUR ORGANIZATIONAL DOCUMENTS MAY DETER A CHANGE OF CONTROL TRANSACTION AND DECREASE THE LIKELIHOOD OF A SHAREHOLDER RECEIVING A CHANGE OF CONTROL PREMIUM

Our board of directors is divided into three classes, with each class serving a staggered three-year term. In addition, our board of directors has the authority to issue a significant amount of common shares and up to 25,000,000 preferred shares (of which one preferred share is issued) and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without further vote or action by the holders of the common shares. Although we have no present plans to issue additional preferred shares, the classified board and our board's ability to issue additional preferred shares may discourage, delay or prevent changes in control of Nabors that is not supported by our board, thereby possibly preventing certain of our shareholders from realizing a possible premium on their shares.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING

We had approximately $2.1 billion in debt outstanding at December 31, 2002, resulting in a funded debt-to-capitalization ratio of 0.49:1.00. This ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) the current portion of long-term obligations and (3) long-term obligations. Capital is defined as stockholders' equity. This ratio is one method for calculating the amount of leverage a company has in relation to its capital.


VII.     ACQUISITIONS AND DIVESTITURES.

We have grown from a land drilling business centered in the U.S. Lower 48, Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors' worldwide fleet consists of almost 600 land drilling rigs, approximately 745 domestic and 40 international land workover and well-servicing rigs, 43 offshore platform rigs, 16 jack-ups, three barge rigs, 30 marine transportation and support vessels, and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions, as summarized in the following chart:

--------------- ---------------------------------- --------------------------------- --------------------------------
DATE            ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                LOCATIONS
--------------- ---------------------------------- --------------------------------- --------------------------------
       3/1990   Loffland Brothers Company          63 land drilling rigs; yards;     North Sea, Middle East,
                                                   miscellaneous equipment and       Canada, U.S. Lower 48, Gulf of
                                                   inventory; financial assets       Mexico, Venezuela
--------------- ---------------------------------- --------------------------------- --------------------------------
      11/1990   Henley Drilling Co.                11 land drilling rigs             U.S. Lower 48, Yemen
--------------- ---------------------------------- --------------------------------- --------------------------------
       6/1993   Grace Drilling Co.                 110 land drilling rigs; yards;    U.S. Lower 48
                                                   miscellaneous equipment
                                                   and inventory
--------------- ---------------------------------- --------------------------------- --------------------------------
       4/1994   MND Drilling                       16 land drilling rigs             U.S. Lower 48
--------------- ---------------------------------- --------------------------------- --------------------------------
      10/1994   Sundowner Offshore Services, Inc.  15 platform rigs, 1 platform      Gulf of Mexico, International
                                                   rig under construction, 5
                                                   jack-up workover rigs, 3
                                                   workover and plug and
                                                   abandonment barges
--------------- ---------------------------------- --------------------------------- --------------------------------
         1994   Various                            8 mobile, medium-depth land       U.S. Lower 48
                                                   drilling rigs
--------------- ---------------------------------- --------------------------------- --------------------------------

                                     21


--------------- ---------------------------------- --------------------------------- --------------------------------
DATE            ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                LOCATIONS
--------------- ---------------------------------- --------------------------------- --------------------------------
       1/1995   Delta Drilling Company             30 land drilling rigs (15 SCR,    Texas, Louisiana
                                                   15,000+ capable depth), yards
                                                   and office facilities
--------------- ---------------------------------- --------------------------------- --------------------------------
       4/1996   Exeter Drilling Company            49 shallow and medium-depth       United States (47),
                                                   land drilling rigs                International (2)
--------------- ---------------------------------- --------------------------------- --------------------------------
       4/1996   J.W. Gibson Well Servicing         78 workover and well-servicing    Rocky Mountains, Mid-continent
                Company(2)                         rigs (10 leased from third        Region
                                                   parties)
--------------- ---------------------------------- --------------------------------- --------------------------------
      11/1996   EPOCH Well Logging, Inc.           Mudlogging units                  Not applicable
--------------- ---------------------------------- --------------------------------- --------------------------------
      12/1996   Noble Drilling                     47 land drilling rigs (19         United States (38),
                Company                            operating and 28 stacked);        Canada (9)
                                                   yards; equipment and inventory
--------------- ---------------------------------- --------------------------------- --------------------------------
       1/1997   Adcor-Nicklos Drilling             36 land drilling rigs (30         U.S. Lower 48
                Company                            active, 6 stacked, including 14
                                                   SCR), equipment, drill pipe,
                                                   yards, vehicles and support
                                                   equipment
--------------- ---------------------------------- --------------------------------- --------------------------------
       4/1997   Chesley Pruet Drilling Company     12 land drilling rigs (10         Alabama, Louisiana, Mississippi
                                                   active, 2 stacked, including 9
                                                   SCR)
--------------- ---------------------------------- --------------------------------- --------------------------------
       4/1997   Samson Rig Company                 25 stacked SCR land rigs and      Oklahoma
                                                   large component of equipment
--------------- ---------------------------------- --------------------------------- --------------------------------
       8/1997   Cleveland Drilling Company, Inc.   7 land drilling rigs (6 active,   California, Nevada
                                                   1 stacked, including 6 SCR rigs)
--------------- ---------------------------------- --------------------------------- --------------------------------
      11/1997   VECO Drilling, Inc.;               6 land drilling rigs (5 active,   California, Texas
                Diamond L                          1 stacked, including 3 SCR) and
                                                   two offshore labor contracts; 3
                                                   active mechanical rigs
--------------- ---------------------------------- --------------------------------- --------------------------------
      12/1997   C.A.P.E. International, Inc.       Rig reporting software            Not applicable
--------------- ---------------------------------- --------------------------------- --------------------------------
       5/1998   New Prospect Drilling Company      6 land drilling rigs              Arkansas, Oklahoma
--------------- ---------------------------------- --------------------------------- --------------------------------
       5/1998   Can-Tex Drilling & Exploration,    7 land drilling rigs              Alberta, Canada
                Ltd.
--------------- ---------------------------------- --------------------------------- --------------------------------
       6/1998   Transocean-Nabors Drilling         Joint interest in a coiled        Alaska
                Technology LLC                     tubing drilling rig; certain
                                                   technology rights
--------------- ---------------------------------- --------------------------------- --------------------------------
       4/1999   Bayard Drilling Technologies,      87 land drilling rigs (73         Oklahoma, Texas, Louisiana,
                Inc.                               actively marketed); significant   Arkansas
                                                   inventories of new component
                                                   equipment (e.g., drill pipe,
                                                   engines and mud pumps);
                                                   oilfield hauling equipment fleet
--------------- ---------------------------------- --------------------------------- --------------------------------
      11/1999   Pool Energy Services Co.           790 land well                     U.S. Lower 48, Gulf of Mexico,
                                                   servicing/workover rigs (470      Alaska, International
                                                   actively marketed); 34 land
                                                   drilling rigs; 25 offshore
                                                   rigs; 300+ fluid handling
                                                   trucks; 1,060 storage tanks
                                                   and 15 salt-water disposal
                                                   wells; 27 offshore supply
                                                   vessels
--------------- ---------------------------------- --------------------------------- --------------------------------
    12/1999 -   Various                            7 offshore supply vessels         Gulf of Mexico
      10/2000                                      (including 5 new-builds)
--------------- ---------------------------------- --------------------------------- --------------------------------
      12/2000   Parker Drilling Company            1 arctic land rig; 1 ball mill    Alaska
                                                   unit
--------------- ---------------------------------- --------------------------------- --------------------------------

--------------- ---------------------------------- --------------------------------- --------------------------------
DATE            ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                LOCATIONS
--------------- ---------------------------------- --------------------------------- --------------------------------
      11/2001   Command Drilling Corporation       15 land drilling rigs (plus one   Canada
                                                   under construction)
--------------- ---------------------------------- --------------------------------- --------------------------------
      4/2001,   Arabian Jack-up Partnership        Four jack-up rigs                 International
      6/2001,   1996, Ltd.; Santa Fe
   2/2002 and   International Corporation;
       6/2002   Transocean, Inc.
--------------- ---------------------------------- --------------------------------- --------------------------------
      3/18/02   Enserco Energy Service Inc.        30 drilling rigs, 209 workover    Canada
                                                   rigs
--------------- ---------------------------------- --------------------------------- --------------------------------
     10/09/02   Ryan Energy Technologies Inc.      Directional Drilling and          Canada, U.S. Lower 48,
                                                   MWD/LWD Assets                    Venezuela
--------------- ---------------------------------- --------------------------------- --------------------------------

         (1) With the exception of the MND Drilling, Samson Rig Company and jack-up rig transactions, all acquisitions of rigs also included substantial quantities of drill collars and drill pipe.
         (2) Sold in January 1998.

Although Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition opportunities will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.

From time to time, we may sell a subsidiary or group of assets outside of our core markets or business, if it is economically advantageous for us to do so.


VIII.    ENVIRONMENTAL COMPLIANCE.

Nabors does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2003. Nabors has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Nabors believes it is in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to the business or financial condition of Nabors. For a more detailed description of the environmental laws and regulations applicable to Nabors operations, see above under Risk Factors -- Noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect Nabors' results of operations.


IX.      AVAILABLE INFORMATION.

Our internet address is www.nabors.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.


ITEM 2.  PROPERTIES

Information regarding Nabors' rig fleet can be found on pages 28 through 31 of our 2002 Annual Report and is incorporated into this document by reference.

Many of the international drilling rigs and certain of the Alaska rigs in our fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, we own various trucks, forklifts, cranes, earth moving and other construction and transportation equipment, which are used to support the drilling and logistics operations.

Nabors and its subsidiaries own or lease executive and administrative office space in St. Michael, Barbados (principal executive office); Houston, Texas; Anchorage, Alaska; Harvey, Houma, Arcadia, New Iberia and Lafayette, Louisiana; Bakersfield, California; Magnolia, Texas; Calgary and Nisku, Alberta, Canada; Sana'a, Yemen; Dubai, U.A.E.; Dhahran, Saudi Arabia; and Anaco, Venezuela. We also own or lease a number of facilities and storage yards used in support of operations in each of our geographic markets.

Additional information about our properties can be found in Notes 3 and 6 (each, under the caption "Property, Plant and Equipment") and 15 (under the caption "Operating Leases") of the Notes to Consolidated Financial Statements on pages 73, 81 and 91, respectively, of our 2002 Annual Report and is incorporated into this document by reference. The revenues and property, plant and equipment by geographic area for the fiscal years ended December 31, 2000, 2001 and 2002, can be found in Note 19 of the Notes to Consolidated Financial Statements in the table on page 97 of our 2002 Annual Report, and are incorporated into this document by reference.

Nabors' management believes that our equipment and facilities are adequate to support our current level of operations as well as an expansion of drilling operations in those geographical areas where we may expand.

ITEM 3.  LEGAL PROCEEDINGS

Information with respect to legal proceedings can be found in Note 15 of the Notes to Consolidated Financial Statements under the caption "Commitments and Contingencies" on page 91 of our 2002 Annual Report and is incorporated into this document by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

I.       MARKET AND STOCK PRICES.

Our shares are traded on the American Stock Exchange under the symbol "NBR". At December 28, 2002, there were approximately 2,340 shareholders of record. Nabors does not pay dividends with respect to its common shares. (See discussion above under "Part I - Item 1 - BUSINESS - RISK FACTORS") The composite quarterly high, low and closing prices for our common shares for each fiscal quarter of 2002 and 2001 can be found under the caption "Corporate Information - Price of Common Shares" on page 104 of our 2002 Annual Report and are incorporated by reference into this document.

The Company maintains twelve different equity compensation plans: the 1993 Stock Option Plan for Non-Employee Directors, 1994 Sundowner Offshore Option Exchange Plan, 1996 Executive Officers Incentive Stock Plan, 1996 Employee Stock Plan, 1996 Chairman's Executive Stock Plan, 1996 Executive Officers Stock Plan, 1997 Executive Officers Incentive Stock Plan, 1998 Employee Stock Plan, 1998 Chairman's Executive Stock Plan, 1999 Stock Option Plan for Non-Employee Directors, 1999 Bayard Employee Option Exchange Plan and 1999 Pool Employee/Director Option Exchange Plan, pursuant to which it may grant equity awards to eligible persons from certain plans. The terms of the Company's Equity Compensation Plans are described more fully below.

The following table gives information about these equity compensation plans as of December 28, 2002:

----------------------- ------------------------------ ---------------------------- ---------------------------------
                                     (a)                           (b)                            (c)
----------------------- ------------------------------ ---------------------------- ---------------------------------
                                                                                     Number of securities remaining
                         Number of securities to be     Weighted-average exercise    available for future issuance
                           issued upon exercise of        price of outstanding      under equity compensation plans
                            outstanding options,         options, warrants and      (excluding securities reflected
    Plan category            warrants and rights                 rights                      in column (a))
    -------------            -------------------                 ------                      --------------

----------------------- ------------------------------ ---------------------------- ---------------------------------
Equity compensation
plans approved by                 8,035,103                     $31.4228                      1,138,509 (1)
security holders
----------------------- ------------------------------ ---------------------------- ---------------------------------
Equity compensation
plans not approved by            15,952,841                     $25.6814                       3,877,747
security holders
(2)(3)(4)(5)(6)
----------------------- ------------------------------ ---------------------------- ---------------------------------
Total                            23,987,944                                                    5,016,256
----------------------- ------------------------------ ---------------------------- ---------------------------------

     (1) The 1996 Employee Stock Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1996 Employee Stock Plan will increase by an amount equal to 1 1/2 % of the shares of common stock outstanding on December 31 of the immediately preceding fiscal year.

     (2) The Company issued 982,800 stock options under the 1994 SOS Employee Option Exchange Plan. The remaining options are exercisable for 79,800 shares of the Company's common stock. The options have a weighted-average exercise price of $4.77 per share. No further awards will be made under the plan.

     (3) The Company issued 230,000 stock options under the 1999 Bayard Employee Option Exchange Plan of Bayard Drilling Technologies, Inc. The remaining options are exercisable for 95,447 shares of the Company's common stock (after giving effect to the exchange ratio provided in the acquisition agreement). The options have a weighted-average exercise price of $51.6543 per share. No further awards will be made under the 1999 Bayard Employee Option Exchange Plan.

     (4) The Company issued 153,519 stock options under the 1999 Pool Employee/Director Option Exchange Plan of Pool Energy Services Co. The remaining options are exercisable for 15,779 shares of the Company's common stock (after giving effect to the exchange ratio provided in the acquisition agreement). The options have a weighted-average exercise price of $15.6652 per share. No further awards will be made under the 1999 Pool Employee/Director Option Exchange Plan.

     (5) The Company assumed 200,000 warrants upon its acquisition of New Prospect Drilling Company in April 1998. The warrants have an exercise price of $30.00 per share and expire on April 30, 2003.

     (6) The Company assumed 118,850 warrants upon its acquisition of Enserco Energy Service Company Inc. in April 2002. The warrants have an exercise price of $6.08 and expire on November 12, 2003.

Following is a brief summary of the material terms of the plans that have not been approved by our shareholders.

1994 SOS EMPLOYEE OPTION EXCHANGE PLAN

In August 1994 the Board approved the 1994 SOS Employee Option Exchange Plan, which has not been approved by shareholders.

The 1994 SOS Employee Option Exchange Plan reserves for issuance up to 982,800 shares of the Company's common stock pursuant to the exercise of options granted under the plan. The plan is administered by a committee appointed by the Company's Board of Directors. Options were granted to certain employees of Sundowner Offshore Services, Inc., upon its acquisition by the Company. No further options will be issued under this plan.

Options granted under the plan are non-qualified stock options for U.S. federal income tax purposes, are non-transferrable, and the exercise price of each option was determined by the committee at the time of the grant. Payment of the exercise price may be made in cash, or at the discretion of the committee, in a cashless tender of stock of the Company. Options awarded under the plan expire no later than ten years from the date of award. If an option holder ceases to be an employee of the company for any reason, the option holder must exercise any options granted under the plan within three months of such event, which period may be extended by the Company in its discretion.

1996 EXECUTIVE OFFICERS INCENTIVE STOCK PLAN

In October 1996, the Board adopted the 1996 Executive Officers Incentive Stock Plan which has not been approved by shareholders.

The 1996 Executive Officers Incentive Stock Plan reserves for issuance up to 3,600,000 shares of the Company's common stock pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total shares of common stock authorized to be issued under the plan. Options granted under the plan are nonstatutory options not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (NSOs).

The exercise price of options granted under the plan are set by the committee, but shall be no less than the fair market value per share of common stock on the date of the grant of the option. The term of the NSO may not exceed ten years. Unless otherwise determined by the committee in its discretion, an option may not be exercised after the optionee has ceased to be in the employ of the Company.

1996 CHAIRMAN'S EXECUTIVE STOCK PLAN

In December 1996, the Board adopted the 1996 Chairman's Executive Stock Plan which has not been approved by shareholders.

The 1996 Chairman's Executive Stock Plan reserves for issuance up to 850,000 shares of the Company's common stock pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. Options may be granted under the plan to the Chairman of the Board of the Company. Options granted under the plan are NSOs.

The exercise price of options granted under the plan are set by the committee, but shall be no less than the fair market value per share of common stock on the date of the grant of the option. The term of the NSO may not exceed ten years.

In the event of a termination of employment for any reason, except by the Company for cause or by voluntary resignation by optionee, all unvested options shall be immediately exercisable as of the date of his termination of his employment.

1996 EXECUTIVE OFFICERS STOCK PLAN

In August 1997, the Board adopted the 1996 Executive Officers Stock Plan, which has not been approved by shareholders.

The 1996 Executive Officers Stock Plan reserves for issuance up to 860,000 shares of the Company's common stock pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total shares of common stock authorized to be issued under the Plan. Options granted under the plan are NSOs.

The exercise price of options granted under the plan shall be set by the committee, but shall be no less than the fair market value per share of common stock on the date of the grant of the option. The term of the NSO may not exceed ten years.

Unless otherwise determined by the committee in its discretion, an option may not be exercised after the optionee has ceased to be in the employ of the Company.

1997 EXECUTIVE OFFICERS INCENTIVE STOCK PLAN

In August 1997, the Board adopted the 1997 Executive Officers Incentive Stock Plan, which has not been approved by shareholders.

The 1997 Executive Officers Incentive Stock Plan reserves for issuance up to 2,450,000 shares of the Company's common stock pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total shares of common stock authorized to be issued under the plan. Options granted under the plan are NSOs.

The exercise price of options granted under the plan shall be set by the committee, but shall be no less than the fair market value per share of common stock on the date of the grant of the option. The term of the NSO may not exceed ten years.

Unless otherwise determined by the committee in its discretion, an option may not be exercised after the optionee has ceased to be in the employ of the Company.

1998 EMPLOYEE STOCK PLAN

In March 1998, the Board adopted the 1998 Employee Stock Plan, which has not been approved by shareholders. Amendments were approved by the Board on December 11, 1998.

The 1998 Employee Stock Plan reserves for issuance up to 17,500,000 shares of the Company's common stock pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. The persons who shall be eligible to participate in the plan are employees and consultants of the company. Options granted to employees may either be awards of stock, non-qualified stock options (NQSOs), incentive stock options (ISOs) or stock appreciation rights (SARs).

The exercise price of NQSOs shall be no less than 100% of the fair market value per share of common stock on the date of the grant of the option. As determined by the committee, on the date of the grant, an optionee may reduce the option exercise price by paying the Company in cash, shares, options, or the equivalent, an amount equal to the difference between the exercise price and the reduced exercise price of the option. The committee may specify a period for exercise of an option which period shall be in no event more than ten years from the date of grant. The committee shall establish performance goals for stock awards in writing not later than the date required for compliance under IRC Section 162(m) and the vesting of such stock shall be contingent upon the attainment of such performance goals. Stock awards shall vest over a period determined by the Committee which period shall expire no later than January 18, 2006. The committee may grant ISOs of not less than 100% of the fair market value per share of common stock on the date of grant; except that in the event the optionee owns on the date of grant, securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any subsidiary of the Company, the price per share shall not be less than 110% of the fair market value per share of common stock on the date of the grant and such option shall expire five years from the date such option is granted. SARs may be granted in conjunction with all or part of any option granted under the plan, in which case the exercise of the SAR shall require the cancellation of a corresponding portion of the option and the exercise of the option will result in cancellation of a corresponding portion of the SAR. In the case of a NQSO, such rights may be granted either at or after the time of grant of such option. In the case of an ISO, such rights may be granted only at the time of grant of such option. A SAR may also be granted on a stand alone basis. The term of an SAR shall be established by the committee. The exercise price of a SAR shall in no event be less than 100% of the fair market value per share of common stock on the date of grant.

Unless otherwise determined by the committee, an option may not be exercised after the optionee has ceased to be in the employ of the Company. The committee shall have the authority to make provisions in its award and grant agreements to address vesting and other issues arising in connection with a change of control.

1998 CHAIRMAN'S EXECUTIVE STOCK PLAN

In March 1998, the Board adopted the 1998 Chairman's Executive Stock Plan, which has not been approved by shareholders.

The 1998 Chairman's Executive Stock Plan reserves for issuance up to 764,924 shares of the Company's common stock pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. Options may be granted under the plan to the Chairman of the Board of the Company. Options granted under the plan are NSOs.

The exercise price of options granted under the plan shall be set by the committee, but shall be no less than the fair market value per share of common stock on the date of the grant of the option. The term of the NSO may not exceed ten years.

In the event of a termination of employment for any reason, except by the Company for cause or by voluntary resignation by optionee, all unvested options shall be immediately exercisable as of the date of his termination of his employment.

1999 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

In December 1998, the Executive Committee of the Board adopted the 1999 Stock Option Plan for Non-Employee Directors, which has not been approved by shareholders.

The 1999 Stock Option Plan for Non-Employee Directors reserves for issuance up to 1,500,000 shares of the Company's common stock pursuant to the exercise of options granted under the plan. The plan is administered by the Company's Board of Directors, provided that the Board may appoint a committee to administer the plan. In no event shall an eligible director consider or vote on the administration of this plan or serve as a member of the committee. Options may be granted under the plan to non-employee directors of the Company. Options granted under the plan are NSOs.

The exercise price of options granted under the plan shall not be less than the fair market value on the date of grant. The term of the NSO may not exceed ten years.

Options shall vest and become non-forfeitable on the first year anniversary of the day on which such option was granted, if the optionee has continued to serve as a director until that day, unless otherwise provided. In the event of termination of an optionee's service as a director by reason of voluntary retirement, declining to stand for re-election or becoming a full time employee of the Company or a subsidiary of the Company, all unvested options granted pursuant to this Plan shall automatically expire and shall not be exercisable and all options unexercised shall continue to be exercisable until the stated expiration date of such options. In the event of death or disablement of an optionee while the optionee is a director, the then-outstanding options of such optionee shall be exercisable for two years from the date of the death or disablement of the optionee or by his/her successors in interest. All unvested options shall automatically vest and become non-forfeitable as of the date of death or disablement and shall be exercisable for two years from the date of the death of optionee or until the stated grant expiration date, whichever is earlier, by the optionee or by his/her successors in interest. In the event of the termination of an optionee's service as a director by the Board of Directors for cause or the failure of such director to be re-elected the administrator in its sole discretion can cancel the then-outstanding options of such optionee, including those options which have vested and such options shall automatically expire and become non-exercisable on the effective date of such termination.

1999 BAYARD EMPLOYEE OPTION EXCHANGE PLAN

In October 1998 the Board adopted the 1999 Bayard Employee Option Exchange Plan, which has not been approved by shareholders.

The 1999 Bayard Employee Option Exchange Plan reserves for issuance up to 322,711 shares of the Company's common stock pursuant to the exercise of options granted under the plan. The plan is administered by a committee appointed by the Board of Directors of the Company. Options may be granted under the plan to employees of the Company that are designated by the committee. Options granted under the plan are NSOs.

The exercise price of options granted under the plan were determined by the committee at the time of grant. For non-qualified stock options, the purchase price was equal to at least the greater of (i) the par value of the common stock, or (ii) 50% of the fair market value of the common stock on the date of grant. The term of an NSO may not exceed ten years.

Options may be made exercisable only under the conditions the committee may establish. Except to the extent that the committee provides otherwise in a written agreement evidencing an incentive award, incentive awards (whether or not vested) held by a participant generally shall expire immediately and/or be forfeited upon termination of such participant's employment.

In the event of a change of control of the Company as described in the plan, the committee may, in its discretion, without obtaining shareholder approval, take any one or more of the following actions, with respect to any participant:
(a) accelerate the exercise dates of any or all outstanding stock options or make some or all such stock options immediately fully vested and exercisable; or (b) pay cash to any or all holders of stock options in exchange for the cancellation of their outstanding stock options

1999 POOL EMPLOYEE/DIRECTOR OPTION EXCHANGE PLAN

In November 1999 the Board adopted the 1999 Pool Employee/Director Option Exchange Plan, which has not been approved by shareholders.

The 1999 Pool Employee/Director Option Exchange Plan reserves for issuance up to 1,466,010 shares of the Company's common stock pursuant to the exercise of options granted under the plan. The plan is administered by a committee appointed by the Board of Directors of the Company. Options may be granted under the plan to former employees and non-employee directors of Pool Energy Services Co. or its subsidiaries who hold options to purchase shares of Pool common stock pursuant to certain stock option plans of Pool. Options granted under the plan are NSOs.

The exercise price of options granted under the plan shall equal the exercise price per share of the corresponding Pool option, divided by 1.025 (rounding the resulting exercise price up to the nearest whole cent). The term of an NSO may not exceed ten years after the acquisition date of the merger.

The period for exercise of an option shall be the same as the period for exercise of the corresponding Pool option. If an optionee has ceased to be in the employ of the Company or its subsidiaries, any outstanding options, whether or not vested, generally may not be exercised after the optionee's date of termination and shall be forfeited; provided however, in its sole discretion the committee may extend the time to exercise any option to a period ending on it applicable expiration date. The committee, in its discretion, shall have the authority to make provisions in its grant agreements to address vesting and other issues arising in connection with a change of control.

II.      DIVIDEND POLICY.

Nabors has not declared or paid any cash dividends on its common stock since 1982. We do not intend to pay any cash dividends on our common stock for the foreseeable future. Recent legislation introduced in the United States Congress may provide certain shareholders with more favorable tax consequences than exists under present United States law with respect to the receipt of dividends. In the event that such proposals are enacted into law, management expects that it will reexamine its policy of not paying dividends, but no assurances can be given that any dividends will be paid to shareholders.

III.     SHAREHOLDER MATTERS.

Bermuda has exchange controls which apply to residents in respect of the Bermudian dollar. As an exempt company, Nabors is considered to be nonresident for such controls; consequently, there are no Bermuda governmental restrictions on the Company's ability to make transfers and carry out transactions in all other currencies, including currency of the United States.

There is no reciprocal tax treaty between Bermuda and the United States regarding withholding taxes. Under existing Bermuda law, there is no Bermuda income or withholding tax on dividends, if any, paid by Nabors to its shareholders. Furthermore, no Bermuda tax or other levy is payable on the sale or other transfer (including by gift or on the death of the shareholder) of Nabors common shares (other than by shareholders resident in Bermuda).

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this item can be found under the caption "Selected Financial Data" on pages 42 and 43 of our 2002 Annual Report and is incorporated into this document by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 44 through 65 of our 2002 Annual Report and is incorporated into this document by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" on pages 63 through 65 of our 2002 Annual Report and is incorporated into this document by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP, appear on pages 67 through 103 of our 2002 Annual Report and are incorporated herein by reference. With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, our 2002 Annual Report is not deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information called for by this item will be contained in the Nabors Industries Ltd. definitive proxy statement to be distributed in connection with its 2003 annual meeting of stockholders under the captions "Election of Directors" and "Other Executive Officers" and is incorporated into this document by reference.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires Nabors' directors and executive officers, and persons who own more than 10% of a registered class of Nabors' equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common shares and other equity securities of

Nabors. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish Nabors with copies of all Section 16(a) forms which they file.

To our knowledge, based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during 2002 and Form 5 and amendments thereto furnished to us with respect to the year 2002, and written representations that no other reports were required, all Section 16(a) filings required to be made by Nabors' officers, directors and greater than 10% beneficial owners with respect to the fiscal year 2002 were timely filed, except that Mr. Jack Wexler filed one Form 4 late with respect to a single purchase transaction that occurred in December 2002 and Mr. Martin Whitman filed one Form 5 late with respect to a single option grant that occurred in January 2002.

ITEM 11. EXECUTIVE COMPENSATION

Except as specified in the following sentence, the information called for by this item will be contained in our 2003 proxy statement under the caption "Management Compensation" and is incorporated into this document by reference. Information in Nabors' 2003 proxy statement not deemed to be "soliciting material" or "filed" with the Commission under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item will be contained in Nabors' 2003 proxy statement under the caption "Share Ownership of Management and Principal Shareholders" and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item will be contained in Nabors' 2003 proxy statement under the captions "Certain Relationships" and "Compensation Committee Interlocks and Insider Participation" and is incorporated into this document by reference.

ITEM 14. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) The consolidated financial statements of Nabors Industries Ltd. and subsidiaries, and notes thereto, are incorporated herein by reference from our 2002 Annual Report commencing from the respective page numbers indicated:

                                                                                         Page No.
                                                                                         --------
                  Report of Independent Accountants...........................................  66
                  Consolidated Balance Sheets.................................................  67
                  Consolidated Statements of Income...........................................  68
                  Consolidated Statements of Cash Flows.......................................  69
                  Consolidated Statements of Changes in Stockholders' Equity..................  70
                  Notes to Consolidated Financial Statements..................................  72

         (2)      Financial Statement Schedules

                                                                                         Page No.
                                                                                         --------
                  Report of Independent Accountants on Financial Statement Schedule........... S-1
                  Schedule II - Valuation and Qualifying Accounts............................. S-2

                  All other supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(b)      Reports on Form 8-K:

         The following Current Reports on Form 8-K were filed during the fourth quarter of 2002.

          o Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on October 1, 2002 with respect to third and fourth quarter 2002 earnings estimates.

          o Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2002 with respect to historical financial information for calendar years 2001, 2000, and 1999.

          o Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2002 with regard to the third quarter 2002 earnings release.


(c)      Exhibits

         Exhibit No.       Description

            2.1 Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in Nabors Industries Ltd.'s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

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

            2.4 Arrangement Agreement dated August 12, 2002 between Nabors Industries Ltd. and Ryan Energy Technologies Inc.

            3.1         Memorandum of Association of Nabors Industries Ltd.
                        (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.'s Registration Statement on Form S-4
                        (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

            3.2 Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Annex III to the proxy statement/prospectus included in Nabors Industries Ltd.'s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

            3.3 Form of Resolutions of the Board of Directors of Nabors Industries Ltd. authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11,
                        2002).

            4.1         Form of Senior Indenture of Nabors Industries Ltd.
                        (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.'s Registration Statement on Form S-3 (Registration No. 333-102246) filed with the Commission on December 30, 2002).

            4.2 Form of Subordinated Indenture of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.'s Registration Statement on Form S-3 (Registration No. 333-102246) filed with the Commission on December 30, 2002).

            4.3 Form of Senior Debt Security of Nabors Industries Ltd. and Form of Senior Guarantee by Nabors Industries, Inc. (included in Exhibit 4.1).

            4.4 Form of Subordinated Debt Security of Nabors Industries Ltd. and Form of Subordinated Guarantee by Nabors Industries, Inc. (included in Exhibit 4.2).

            4.5         Form of Senior Indenture of Nabors Industries, Inc.
                        (incorporated by reference to Exhibit 4.5 to Nabors Industries Ltd.'s Registration Statement on Form S-3 (Registration No. 333-102246) filed with the Commission on December 30, 2002).

            4.6 Form of Subordinated Indenture of Nabors Industries, Inc. (incorporated by reference to Exhibit 4.6 to Nabors Industries Ltd.'s Registration Statement on Form S-3 (Registration No. 333-102246) filed with the Commission on December 30, 2002).

            4.7 Form of Senior Debt Security of Nabors Industries, Inc. and Form of Senior Guarantee by Nabors Industries Ltd. (included in Exhibit 4.5).

            4.8 Form of Subordinated Debt Security of Nabors Industries, Inc. and Form of Subordinated Guarantee by Nabors Industries Ltd. (included in Exhibit 4.6).

            4.9 Form of Senior Indenture of Nabors International Finance Inc. (incorporated by reference to Exhibit
                        4.9 to Nabors Industries Ltd.'s Registration
                        Statement on Form S-3 (Registration No. 333-102246) filed with the Commission on December 30, 2002).

            4.10 Form of Subordinated Indenture of Nabors International Finance Inc. (incorporated by reference to Exhibit 4.10 to Nabors Industries Ltd.'s Registration Statement on Form S-3 (Registration No. 333-102246) filed with the Commission on December 30, 2002).

            4.11 Form of Senior Debt Security of Nabors International Finance Inc. and Form of Senior Guarantee by Nabors Industries Ltd. and Nabors Industries, Inc. (included in Exhibit 4.9).

            4.12 Form of Subordinated Debt Security of Nabors International Finance Inc. and Form of Subordinated Guarantee by Nabors Industries Ltd. and Nabors Industries, Inc. (included in Exhibit 4.10).

            4.13        Form of Senior Indenture of Nabors Holdings Ltd.
                        (incorporated by reference to Exhibit 4.13 to Nabors Industries Ltd.'s Registration Statement on Form S-3 (Registration No. 333-102246) filed with the Commission on December 30, 2002).

            4.14 Form of Subordinated Indenture of Nabors Holdings Ltd. (incorporated by reference to Exhibit 4.14 to Nabors Industries Ltd.'s Registration Statement on Form S-3 (Registration No. 333-102246) filed with the Commission on December 30, 2002).

            4.15        Form of Senior Debt Security of Nabors Holdings Ltd.
                        and Form of Senior Guarantee by Nabors Industries Ltd. and Nabors Industries, Inc. (included in
                        Exhibit 4.13).

            4.16 Form of Subordinated Debt Security of Nabors Holdings Ltd. and Form of Subordinated Guarantee by Nabors Industries Ltd. and Nabors Industries, Inc. (included in Exhibit 4.14).

            4.17        Form of Senior Indenture of Nabors Holdings 1, ULC.
                        (incorporated by reference to Exhibit 4.17 to Nabors Industries Ltd.'s Registration Statement on Form S-3 (Registration No. 333-102246) filed with the Commission on December 30, 2002).

            4.18 Form of Subordinated Indenture of Nabors Holdings 1, ULC. (incorporated by reference to Exhibit 4.18 to Nabors Industries Ltd.'s Registration Statement on Form S-3 (Registration No. 333-102246) filed with the Commission on December 30, 2002).

            4.19 Form of Senior Debt Security of Nabors Holdings 1, ULC and Form of Senior Guarantee by Nabors Industries Ltd. and Nabors Industries, Inc. (included in Exhibit 4.17).

            4.20 Form of Subordinated Debt Security of Nabors Holdings 1, ULC and Form of Subordinated Guarantee by Nabors Industries Ltd. and Nabors Industries, Inc. (included in Exhibit 4.18).

            4.21 Indenture dated as of March 1, 1999 between Nabors Industries, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as trustee, in connection with $325,000,000 aggregate principal amount of 6.80% Notes due 2004 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-25233, filed with the Commission on March 5,
                        1999).

            4.22 Supplemental Indenture No. 1 dated as of March 1, 1999 between Nabors Industries, Inc., as Issuer, and Norwest Bank Minnesota, National Association, as trustee, in connection with the 6.80% Notes (incorporated by reference to Exhibit 4.2 to Nabors

                        Industries, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, Registration No. 333-25233, filed with the Commission on March 5,
                        1999).

            4.23 Supplemental Indenture No. 2, dated as of June 21, 2002, between Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank Minnesota, National Association, with respect to Nabors Industries, Inc.'s 6.8% notes due 2004 (incorporated by reference to Exhibit 4.7 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed with the Commission on August 14, 2002).

            4.24 Indenture dated as of March 31, 1998 among Pool Energy Services Co., the guarantors named therein and Marine Midland Bank, as trustee, with respect to $150,000,000 aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2008, Series A and B (incorporated by reference to Exhibit 4.4 to Nabors Industries, Inc.'s Form 10-K, File No. 1-9245, filed with the Commission on March 30, 2000).

            4.25 Supplemental Indenture dated as of March 31, 1998 among Pool Energy Services Co., the guarantors named therein and Marine Midland Bank, as trustee (incorporated by reference to Exhibit 4.5 to Nabors Industries, Inc.'s Form 10-K, File No. 1-9245, filed with the Commission on March 30, 2000).

            4.26 Second Supplemental Indenture dated as of December 1, 1999 among Nabors Holding Company (formerly Pool Energy Services Co.), the guarantors named therein and HSBC Bank USA (formerly Marine Midland Bank), as trustee (incorporated by reference to Exhibit 4.6 to Nabors Industries, Inc.'s Form 10-K, File No. 1-9245, filed with the Commission on March 30,
                        2000).

            4.27 Third Supplemental Indenture dated as of February 14, 2000 among Nabors Holding Company, the guarantors named therein and HSBC Bank USA (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.'s Form 8-K dated February 2, 2000, File No. 1-9245, filed with the Commission on February 24, 2000).

            4.28 Fourth Supplemental Indenture dated as of June 21, 2002 among Nabors Holding Company as issuer, Nabors Industries, Inc. as guarantor, Nabors Industries Ltd. as guarantor, and HSBC Bank USA, as trustee, with respect to Nabors Holding Company's 8 5/8% senior subordinated notes due 2008 (incorporated by reference to Exhibit 4.4 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed with the Commission on August 14, 2002).

            4.29 Indenture dated as of June 20, 2000 between Nabors Industries, Inc. and Bank One, N.A., as trustee, in connection with $825,000,000 original principal amount of Zero Coupon Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.'s Form 8-K, File No. 1-9245, filed with the Commission on June 22, 2000).

            4.30        Form of Debenture (contained in Exhibit 4.29).

            4.31 First Supplemental Indenture dated July 5, 2000 between Nabors Industries, Inc. and Bank One, N.A., as trustee, in connection with the Zero Coupon Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.'s Registration Statement on Form S-3, Registration No. 333-44532, filed with the Commission on August 25, 2000).

            4.32 Second Supplemental Indenture, dated as of June 21, 2002, among Nabors Industries, Inc. as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A., as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due

                        2020 (incorporated by reference to Exhibit 4.6 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed with the Commission on August 14,
                        2002).

            4.33 Registration Rights Agreement dated as of June 15, 2000 between Nabors Industries, Inc. and the initial purchaser of the Zero Coupon Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.3 to Nabors Industries, Inc.'s Form 8-K, File No. 1-9245, filed with the Commission on June 22, 2000).

            4.34 Indenture dated as of February 5, 2001 between Nabors Industries, Inc. and Bank One, N.A., as trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.11 to Form 10-K, File No. 1-9245, filed with the Commission on March 30, 2001).

            4.35        Form of Debenture (contained in Exhibit 4.34).

            4.36 First Supplemental Indenture, dated as of June 21, 2002 among Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due 2021 (incorporated by reference to Exhibit 4.5 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed with the Commission on August 14,
                        2002).

            4.37 Registration Rights Agreement dated as of January 31, 2000 between Nabors Industries, Inc. and the initial purchaser of the Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.13 to Form 10-K, File No. 1-9245, filed with the Commission on March 30,
                        2001).

            4.38 Indenture, dated August 22, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.'s Series A and Series B 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.'s Registration Statement on Form S-4 (Registration No. 333-10049201) filed with the Commission on October 11, 2002).

            4.39 Registration Rights Agreement, dated August 22, 2002, among Nabors Industries, Inc., Nabors Industries Ltd., and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.'s Registration Statement on Form S-4 (Registration No. 333-10049201) filed with the Commission on October 11, 2002).

            4.40 Form of 5.375% Senior Exchange Note due 2012 (included in Exhibit 4.38).

            4.41 Indenture, dated August 22, 2002, among Nabors Holdings 1, ULC, as issuer, Nabors Industries, Inc. and Nabors Industries Ltd., as guarantors, and Bank One, N.A., with respect to Nabors Holdings 1, ULC's Series A and Series B 4.875% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Nabors Holdings 1, ULC's Registration Statement on Form S-4 (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

            4.42 Registration Rights Agreement, dated August 22, 2002, among Nabors Holdings 1, ULC, Nabors Industries, Inc., Nabors Industries Ltd., and Lehman Brothers Inc. (incorporated by reference to Exhibit
                        4.2 to Nabors Holdings 1, ULC's Registration
                        Statement on Form S-4 (Registration No.
                        333-10049301) filed with the Commission on October 11, 2002).

            4.43 Form of 4.875% Senior Exchange Note due 2009 (included in Exhibit 4.41).

            4.44 Form of Provisions Attaching to the Exchangeable Shares of Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.'s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

            4.45 Form of Support Agreement between Nabors Industries, Inc., 3064297 Nova Scotia Company and Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.'s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

            4.46 Form of Acknowledgement of Novation to Nabors Industries, Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust Company of Canada and 3064297 Nova Scotia Company executed by Nabors Industries Ltd. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11,
                        2002).

            4.47 First Supplemental Indenture, dated as of June 21, 2002, among Nabors Industries, Inc. as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.'s Zero Coupon Convertible Senior Debentures due 2020 (incorporated by reference to Exhibit 4.5 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

            4.48 Second Supplemental Indenture, dated as of June 21, 2002, among Nabors Industries, Inc. as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.'s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.6 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

            10.1(+) 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Nabors Industries Inc.'s Registration Statement on Form S-8, Registration No. 33-87322, filed December 29, 1994).

            10.2(+) 1994 Executive Officers Stock Plan (incorporated by reference to Nabors Industries Inc.'s Registration Statement on Form S-8, Registration No. 333-11313, filed September 3, 1996).

            10.3(+) 1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.'s Registration Statement on Form S-8, Registration No. 333-11313, filed September 3,
                        1996).

            10.4(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.4 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245, filed December 30, 1996).

            10.5(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.5 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245, filed December 30, 1996).

            10.6(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Richard A. Stratton (incorporated by reference to Exhibit 10.6 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245, filed December 30, 1996).

            10.7(+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.'s Form 10-Q, File No. 1-9245, filed May 16, 1997).

            10.8(+) First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of June 24, 2002 (incorporated by reference to Exhibit
                        10.1 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

            10.9(+) Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

            10.10(+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.'s Form 10-Q, File No. 1-9245, filed May 16, 1997).

            10.11(+) First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 24, 2002 (incorporated by reference to Exhibit
                        10.2 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

            10.12(+) Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of July 17, 2002 (incorporated by reference to Exhibit 10.3 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

            10.13(+)    Waiver dated as of September 27, 2002 pursuant to
                        Section 9.[c] and Schedule 9.[c] of the Amended Employment Agreement among Nabors Industries, Inc., Nabors Industries Ltd., and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed November 14, 2002).

            10.14(+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Richard A. Stratton (incorporated by reference to Exhibit 10.9 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

            10.15(+) First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Richard A. Stratton dated as of June 24, 2002 (incorporated by reference to Exhibit
                        10.4 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

            10.16(+) Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Richard A. Stratton dated as of July 17, 2002 (incorporated by reference to Exhibit 10.5 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

            10.17(+) Retirement Agreement dated as of February 20, 2003 between Nabors Industries Ltd. and Richard A. Stratton.

            10.18(+) Nabors Industries, Inc. 1996 Chairman's Executive Stock Plan (incorporated by reference to Exhibit
                        10.17 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

            10.19(+) Nabors Industries, Inc. 1996 Executive Officers Stock Plan (incorporated by reference to Exhibit
                        10.18 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

            10.20(+) Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan (incorporated by reference to
                        Exhibit 10.9 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

            10.21(+) Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to
                        Exhibit 10.20 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

            10.22(+) Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.'s Form 10-K dated December 31, 1998, File No. 1-9245, filed March 31, 1999).

            10.23(+) Nabors Industries, Inc. 1998 Chairman's Executive Stock Plan (incorporated by reference to Exhibit
                        10.20 to Nabors Industries Inc.'s Form 10-K dated December 31, 1998, File No. 1-9245, filed March 31,
                        1999).

            10.24(+) Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.'s Form 10-K dated December 31, 1998, File No. 1-9245, filed March 31, 1999).

            10.25(+) Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.'s Form 10-K, File No. 1-09245, filed March 19,
                        2002).

            10.26 1999 Pool Employee/Director Option Exchange Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.'s Form 10-K, File No. 1-09245, filed March 19, 2002).

            10.27 Plan with respect to Options Originally Granted by Bayard Drilling Technologies, Inc. and Assumed by Nabors Industries, Inc. (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.'s Form 10-K, File No. 1-09245, filed March 19, 2002).

            10.28 Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto.

            12          Computation of Ratio of Earnings to Fixed Charges.

            13          2002 Annual Report of Nabors Industries Ltd.

            21          Significant Subsidiaries of Nabors Industries Ltd.

            23          Consent of Independent Accountants.

            99.1 Credit Agreement among Nabors Industries, Inc., the subsidiary borrowers thereto, Bank of America National Trust and Savings Association, Wells Fargo Bank (Texas) National Association and the other financial institutions party thereto dated September 5, 1997 (incorporated by reference to Exhibit 99.1 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

            99.2 Waiver and First Amendment to Credit Agreement dated as of March 19, 2001 (incorporated by reference to Exhibit 99.2 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245, filed April 2, 2001).

            99.3 Waiver and Second Amendment to Credit Agreement dated as of June 1, 2001 (incorporated by reference to Exhibit 99.3 to Nabors Industries Inc.'s Form 10-K, File No. 1-09245, filed March 19, 2002).

            99.4 Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

            99.5 Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         --------------------------------

            (1) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 2002 Annual Report is not deemed to be filed as part of this report.

            (+) Management contract or compensatory plan or arrangement

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March ___, 2003.

                            NABORS INDUSTRIES LTD.


                            By:  /s/ Anthony G. Petrello
                                 ---------------------------------------
                                Anthony G. Petrello
                                President and Chief Operating Officer


                            By:  /s/ Bruce P. Koch
                                 ---------------------------------------
                                Bruce P. Koch
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                                                Title                                  Date
 ---------                                                -----                                  ----

/s/ Eugene M. Isenberg                               Chairman and                            March ___, 2003
------------------------------------                 Chief Executive Officer
Eugene M. Isenberg

/s/ Anthony G. Petrello                              President and                           March ___, 2003
------------------------------------                 Chief Operating Officer
Anthony G. Petrello

/s/ James L. Payne                                   Director                                March ___, 2003
------------------------------------
James L. Payne

/s/ Hans Schmidt                                     Director                                March ___, 2003
------------------------------------
Hans Schmidt

/s/ Myron M. Sheinfeld                               Director                                March ___, 2003
------------------------------------
Myron M. Sheinfeld

/s/ Richard F. Syron                                 Director                                March ___, 2003
------------------------------------
Richard F. Syron

/s/ Jack Wexler                                      Director                                March ___, 2003
------------------------------------
Jack Wexler

/s/ Martin J. Whitman                                Director                                March ___, 2003
------------------------------------
Martin J. Whitman

                                 CERTIFICATIONS

             CERTIFICATION BY CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Eugene M. Isenberg, certify that:

1. I have reviewed this annual report on Form 10-K of Nabors Industries Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                  /s/ Eugene M. Isenberg
     ----------------------            ---------------------------------------
                                       Eugene M. Isenberg
                                       Chairman and Chief Executive Officer

         CERTIFICATION BY VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                       (THE PRINCIPAL FINANCIAL OFFICER)
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Bruce P. Koch, certify that:

1. I have reviewed this annual report on Form 10-K of Nabors Industries Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003              /s/ Bruce P. Koch
     ----------------------        ---------------------------------------
                                   Bruce P. Koch
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                                                     ANNEX A
                                                                     -------

                           GLOSSARY OF DRILLING TERMS


ABANDONMENT: To stop production of a well and plug the wellbore to prevent any possible future leakage into fresh water.

BARGE RIG: A drilling rig that is placed on a towed barge for shallow inland water, swamp and river applications.

BLOCK: Any assembly of pulleys on a common framework; in mechanics, one or more pulleys mounted to rotate on a common axis. The crown block is an assembly of pulleys mounted on beams at the top of the derrick or mast. The drilling line is passed through the grooved wheel on the pulley of the crown block alternately with the pulleys of the traveling block, which is raised and lowered in the derrick or mast by the drilling line.

BLOWOUT: An uncontrolled expulsion of oil, natural gas or water (usually brine) from a well into the atmosphere.

BLOWOUT PREVENTER (BOP): A stack of heavy-duty valves placed on top of the casing to control well pressure during drilling.

BOTTOMHOLE PRESSURE: Pressure exerted upward by the reservoir formation.

CANTILEVER JACK-UPS: Jack-ups that have the derrick package mounted on steel arms that can be extended out from the hull of the rig. Extension allows for the positioning adjacent to a platform rig for development drilling.

CASED HOLE: A wellbore in which casing has been installed and cemented.

CASING: Steel pipe that is installed in the wellbore to protect from cave-in and the migration of formation fluids into the wellbore, or communication between zones.

CEMENTING: Filling the space between the casing and the wellbore walls with cement to support the casing, and seal between zones.

CHRISTMAS TREE: An assembly of valves for flow control of production fluids or gasses installed at the top of the casing.

COMPLETION: To finish a well and prepare it for production.

CONDUCTOR CASING OR CONDUCTOR PIPE: Wide-diameter casing installed at the surface prior to rigging up to prevent caving.

CORING: Taking a sample of the formation or rock to determine its geologic properties.

CROWN BLOCK: Stationary pulley system used to raise or lower drilling equipment for the derrick. Supports the traveling block.

CRUDE OIL: Unrefined petroleum.

DAYRATE: The daily rate paid by an operator to a drilling contractor under a daywork contract.

DAYWORK CONTRACT: Drilling contractor is paid by the day. Customer carries majority of the operating risk so long as the drilling contractor meets the basic standards of equipment and personnel performance specified by the contract. (See also turnkey and footage contracts.)

DERRICK: A steel mast used to support the drill string or drilling equipment such as casing.

DRAWWORKS: Power equipment used for the hoisting of the drilling string via the derrick. Consists of a spool wrapped with wire rope positioned to the side of the derrick with wire traveling up the crown block.

DRILL BIT: A tool located at the end of the drill string used for cutting or boring.

DRILL COLLARS: Heavy walled steel pipe added to the drill string between the drill pipe and drill bit for additional downward pressure.

DRILL PIPE: Steel pipe used to conduct fluids and torque down to the drill bit. Typically 30 feet in length.

DRILL STEM: All members in the assembly used for rotary drilling from the swivel to the bit, including the kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

DRILL STRING: An assembly consisting of drill pipe, drill collars and a drill bit. The drill string serves as a conduit for fluid circulation and torque from the power source.

DRY HOLE: An unsuccessful exploratory well.

ELECTRIC RIG (SCR): A drilling rig that uses diesel generators to supply power to separate electric motors to power each of the rig's components
(silicon-controlled rectifier).

EXPLORATION WELL: A well drilled to either search for an undiscovered pool of hydrocarbons or to define the limits of the hydrocarbon-bearing formation.

FIELD: An area representing a group of producing oil and/or natural gas wells.

FOOTAGE CONTRACTS: Operator and contract driller agree to a fixed price per foot drilled.

FORMATION: A strata of rock that is composed mainly of the same type of rock.

HOOK: A large, hook-shaped device from which the swivel is suspended. It is designed to carry maximum loads ranging from 100 to 650 tons and turns on bearings in its supporting housing.

HOOK LOAD: The weight of the drill stem that is suspended from the hook.

HORIZONTAL DRILLING: Deviation of the wellbore at least 80 degrees from vertical so that the wellbore penetrates a productive formation in a manner parallel to the formation.

HYDROCARBONS: Organic compounds of hydrogen and carbon atoms providing the basis of all petroleum products. Hydrocarbons exist in a solid, liquid or gaseous state.

INDEPENDENT LEG JACK-UPS: Jack-ups with open-truss steel legs with large steel cylinders (spud cans) attached at the bottom for sea floor penetration and stability.

JACK-UP RIG: Bottom supported offshore drilling rig consisting of a floating platform that is towed on locations and jacked up above the water on three or four legs. The platform supports the drilling derrick, equipment and crew quarters. (See also independent leg, mat-supported, cantilever and slot jack-ups.)

KELLY: A four- or six-sided pipe at the top of the drill string through which rotation is parted.

KELLY BUSHING: A cage with V & square faced rollers which fits the kelly in parting rotation while slowing up and down movement. The kelly pipe fits inside the kelly bushing, which fits inside the master bushing, which fits inside the rotary table. The rotary table creates the torque that is transmitted through the kelly down the drill pipe to the drill bit (versus a top drive system which foregoes all of such components).

LINER: A string of pipe used to case an open hole below an existing casing.

LOG: A recording of data.

MAT-SUPPORTED JACK-UPS: Jack-ups with cylindrical steel legs attached to a flat base. Ideally suited for soft, muddy sea floors.

MECHANICAL RIG: A drilling rig where the power generated from combustion engines (diesel) is distributed mechanically (shafts, sprockets, chains and clutches) to the various components of the rig.

MUD: The liquid circulated through the wellbore during rotary drilling operations. In addition to its function of bringing cuttings to the surface, drilling mud cools and lubricates the drill bit and the drill stem, protects against blowouts by holding back subsurface pressures, and deposits a mud cake on the wall of the wellbore to prevent loss of fluids to the formation.

MUD LOGGING: The recording of information derived from examination and analysis of formation cuttings made by the bit and of mud circulated out of the hole.

MUD PUMP: A large high-pressure pump used to circulate the mud on a drilling rig.

MUD TANK: One of a series of open tanks, usually made of steel plate, through which the drilling mud is cycled to remove sand and fine sediments. Also called mud pits.

OPERATOR: Organization that obtains (buys or leases) the right to drill and produce oil and/or natural gas from the owner of a specified location. The operator of an oil or gas well or field.

OPERATOR - INDEPENDENT: A person or relatively small organization that engages in the drilling, producing and selling of oil and gas, but has no pipeline or other means of transportation or refining.

OPERATOR - INTEGRATED (MAJORS): A larger organization typically engaged in the drilling, production, transportation and refining of oil and natural gas, as well as the retail sales of oil and gas refined products.

OPERATOR - NATIONAL OIL COMPANY: State-owned organization typically engaged in the drilling, production, transportation and refining of oil and natural gas, as well as the retail sales of oil and gas refined products.

ORGANIZATION OF PETROLEUM EXPORTING COUNTRIES (OPEC): An organization formed in 1960 for the intent of negotiating the price and production levels of oil. There are currently twelve members including Saudi Arabia, Kuwait, Iran, Qatar, United Arab Emirates, Algeria, Libya, Nigeria, Venezuela, Indonesia, the Neutral Zone (the area between Saudi Arabia and Kuwait) and Iraq.

PERMEABILITY: The measure of conductivity of fluids through the pores of rock.

PETROLEUM: A natural occurring solid, liquid or gaseous substance in the earth containing hydrogen and carbon in various mixtures. Term often refers to oil and does not include natural gas or gas liquids such as propane or butane.

PLATFORM: A drilling and production platform that is supported by a truss of steel members (a jacket) secured to the ocean floor.

PLATFORM RIG: Mobile drilling rig packages mounted on production platforms.

PLUGGING A WELL: To stop the flow of hydrocarbons and/or water by filling the wellbore with cement when the well is abandoned.

RESERVOIR: A porous, permeable, subsurface rock formation containing trapped oil, natural gas, or water.

RIG: The derrick or mast, drawworks and attendant surface equipment of a drilling unit.

RIG YEAR: A measure of the number of equivalent rigs operating during a given period. It is calculated as the number of days rigs are operating divided by the number of days in the period. For example, one rig operating 182.5 days during a 365-day period represents .5 rig years, and 100 rigs operating for 33,000 cumulative days, during a 365-day period would equal 90.4 rig years (33,000 divided by 365).

ROTARY DRILLING: A drilling method in which a hole is drilled by a rotating bit to which a downward force is applied. The bit is fastened to and rotated by the drill stem, which also provides a passageway through which the drilling fluid is circulated.

SCR: See "Electric Rig".

SLOT JACK-UPS: Jack-ups that have the drilling derrick mounted over a slot in the hull and cannot be used over adjacent structures.

SPUDDING THE WELL: The initiation of the drilling of a well.

STACK A RIG: To store a drilling rig on completion of a job when the rig is to be withdrawn from operation for a time.

SWIVEL: A rotary tool that is hung from the rotary hook and the traveling block to suspend the drill stem and to permit it to rotate freely. It also provides a connection for the rotary hose and a passageway for the flow of drilling fluid into the drill stem.

TOOL JOINTS: Heavy duty steel couplings used to connect lengths of drill pipe.

TOP DRIVE: A powered swivel connected directly into the drill stem to provide the necessary torque for the drill bit. Replaces the conventional rotary table and hangs from the hook attached to the traveling block. Allows three lengths of drill pipe to be tripped in and out at a time, and provides makeup and breakup power for the assembly of the drill pipe lengths as well. Generally considered to save time over the rotary table assembly.

TORQUE: A force that causes or attempts to cause a rotation or torsion.

TRAVELING BLOCK: Block hanging from the derrick supporting the drill string as it "travels" up and down as it raises and lowers the drill string into the wellbore.

TRIP: When drill string is pulled and returned to the wellbore.

TURNKEY CONTRACT: Drilling contractor agrees to drill a well to the operator's specifications for a fixed lump sum fee. The contractor carries the majority of the operating risk. (See also dayrate and footage contracts.)

UTILIZATION: A measure of the portion of the available rig or vessel fleet, as applicable, in use during a given period. It is calculated as rig (or vessel) years divided by total rigs (or vessels) available. For example, if the equivalent rigs (or vessels) years are 100 and the available fleet is 200, the utilization rate is 50%.

VESSEL YEAR: A measure of the number of equivalent vessels operating during a given period. It is calculated as the number of days vessels are operating divided by the number of days in the period. For example, one vessel operating
182.5 days during a 365-day period represents .5 vessel years.

WELLBORE (WELL): The hole created when drilling that serves as the passageway between the surface and the reservoir.

WELLHEAD: Flow control equipment located at the top of the casing string at the surface of the wellbore.

WELL-SERVICING: Maintenance work on a producing well to improve its flow rate. Service typically involves repairing equipment installed during drilling, completion or workover, but may include addition of new equipment. Well-servicing jobs usually take less than 48 hours to complete.

WILDCAT: An exploratory well drilled in an unknown or unproven area.

WORKOVER: Essentially, refurbishment of a well to improve its flow rate. Workover includes any of several operations on a well to restore or increase production when a reservoir stops producing at the rate it should. Many workover jobs involve treating the reservoir rock, rather than the equipment in the well. Workover jobs typically take a few days to several weeks to complete.

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULE

    To the Board of Directors
    of Nabors Industries Ltd.:

    Our audits of the consolidated financial statements referred to in our report dated January 29, 2003, except for Note 21, as to which the date is March 18, 2003, appearing in the 2002 Annual Report to Shareholders of Nabors Industries Ltd. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

    /s/ PRICEWATERHOUSECOOPERS LLP

    Houston, Texas
    January 29, 2003

NABORS INDUSTRIES LTD.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001, and 2000

                                                 Balance at     Charged to     Charged to                          Balance at
                                                 Beginning       Costs and       Other                               End of
(In Thousands)                                   of Period       Expenses       Accounts      Deductions             Period
------------------------------------------       ---------       --------       --------      ----------             ------
2002
    Allowance for doubtful accounts.......     $    22,366     $    1,981      $   3,249(1)    $  (13,795) (2)     $  13,801
    Inventory reserve.....................           4,308            248           -                (286) (3)         4,270
    Valuation allowance on deferred
       tax assets.........................            -             6,540           -               -                  6,540
2001
    Allowance for doubtful accounts.......     $     5,381     $   20,757      $    -          $   (3,772) (4)     $  22,366
    Inventory reserve.....................           5,595            527           -              (1,814) (3)         4,308
2000
    Allowance for doubtful accounts.......     $     4,988     $    2,343      $     213           (2,163) (4)     $   5,381
    Inventory reserve.....................           5,219            391           -                 (15) (3)         5,595

(1)  Primarily related to acquisitions.

(2) Includes uncollected receivables written off, net of recoveries, and $6.5 million related to receipt of amounts previously reserved for.

(3)  Inventory reserves written off.

(4)  Uncollected receivables written off, net of recoveries.

                                 EXHIBIT INDEX

          Exhibit No.                   Description
          -----------                   -----------
            2.4 Arrangement Agreement dated August 12, 2002 between Nabors Industries Ltd. and Ryan Energy Technologies Inc.

            10.17(+) Retirement Agreement dated as of February 20, 2003 between Nabors Industries Ltd. and Richard A. Stratton.

            10.28 Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto.

            12          Computation of Ratio of Earnings to Fixed Charges.

            13          2002 Annual Report of Nabors Industries Ltd.

            21          Significant Subsidiaries of Nabors Industries Ltd.

            23          Consent of Independent Accountants.

            99.4 Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

            99.5 Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.