Form 10-K/A
period 2002-12-31
NABORS INDUSTRIES LTD
filed 2003-04-30
CIK 1163739

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                  ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                             COMMISSION FILE NUMBER:

                                   ----------

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

                                   ----------

                        SECURITIES REGISTERED PURSUANT TO
              SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                                                                         NAME OF EACH
            TITLE OF EACH CLASS                                                  EXCHANGE ON WHICH REGISTERED
            -------------------                                                --------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                                TABLE OF CONTENTS

EXPLANATORY NOTE..................................................................................................2
PART III
     Item 10.     Directors and Executive Officers of the Registrant..............................................2
     Item 11.     Executive Compensation..........................................................................6
     Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................11
     Item 13.     Certain Relationships and Related Transactions.................................................13
SIGNATURES.......................................................................................................14
CERTIFICATIONS ..................................................................................................15

                                EXPLANATORY NOTE

Nabors Industries Ltd. (Nabors) is hereby amending its Form 10-K for fiscal year ending December 31, 2002 filed on March 31, 2003 (the "Form 10-K"), solely for the purposes of amending and restating Part III, Item 10 thereto in full and to disclose the information required by Part III, Items 11 through 13. The remaining items of the Form 10-K continue to speak as of the date of the Form 10-K, and Nabors is not updating the disclosure in these items.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 of the Form 10-K is hereby amended and restated to read in its entirety as follows:

The Board of Directors of Nabors currently consists of eight members. The Bye-laws of Nabors provide for three classes of directors, designated Class I, Class II, and Class III, each currently having a three-year term of office. A biographical statement for each director follows:

CLASS III DIRECTORS - TERMS EXPIRING IN 2003

                                                                                                             DIRECTOR
                                                             POSITION WITH NABORS                           OF NABORS
            NAME               AGE                       AND PRIOR BUSINESS EXPERIENCE                        SINCE
            ----               ---                       -----------------------------                      ----------
Eugene M. Isenberg........      73      Chairman of the Board, Chairman of the Executive Committee of          1987
                                        the Board and Chief Executive Officer of Nabors since 1987.  Mr.
                                        Isenberg has served as a Director of Danielson Holding Company
                                        (a financial services holding company) since 1990.  He has been a Governor of the National Association of Securities Dealers
                                        (NASD) since 1998 and the American Stock Exchange (AMEX) since
                                        1996.  He has served as a member of the National Petroleum
                                        Council since 2000.  From 1969 to 1982, Mr. Isenberg was
                                        Chairman of the Board and principal shareholder of Genimar, Inc.
                                        (a steel trading and building products manufacturing company), which was sold in 1982.  From 1955 to 1968, Mr. Isenberg was employed in various management capacities with Exxon Corporation.

Jack Wexler................     77      Chairman of the Compensation Committee of the Board, a member of       1987
                                        the Executive and Audit Committees of the Board since 1987 and a member of the Governance and Nominating Committee since 2002.
                                        Mr. Wexler was employed by Exxon Corporation and its affiliates, serving in senior staff and operating management positions in the United States and the Far East until his retirement in 1982.


CLASS I DIRECTORS - TERMS EXPIRING IN 2004

                                                                                                             DIRECTOR
                                                              POSITION WITH NABORS                          OF NABORS
            NAME                AGE                      AND PRIOR BUSINESS EXPERIENCE                        SINCE
            ----                ---                      -----------------------------                      ---------
James L. Payne.............     66      Chairman of the Governance and Nominating Committee of the Board       1999
                                        since 2002 and a member of the Technical and Safety Committee of the Board since 1999.  Mr. Payne is currently Chairman, Chief
                                        Executive Officer and President of Nuevo Energy Company (a
                                        company engaged in the acquisition, production and exploration of oil and natural gas properties). He also serves as a Director of BJ Services and Global Industries.  He was a Director of Pool
                                        Energy Services Co. from 1993 until its acquisition by Nabors in
                                        November 1999. He retired as Vice Chairman of Devon Corp. in
                                        February 2001.  Prior to the merger between Devon Corp. and
                                        Santa Fe Snyder Company in 2000, he had served as Chairman and
                                        Chief Executive Officer of Santa Fe Snyder Company.  He was
                                        Chairman and Chief Executive Officer of Santa Fe Energy Company
                                        from 1990 to 1999 when it merged with Snyder Oil Company.  Mr.
                                        Payne is a graduate of the Colorado School of Mines where he was named a Distinguished Achievement Medalist in 1993.  He holds an
                                        MBA degree from Golden Gate University and has completed the
                                        Stanford Executive Program.

Hans W. Schmidt............     73      Chairman of the Technical and Safety Committee of the Board            1993
                                        since 1998 and a member of the Governance and Nominating
                                        Committee of the Board since 2002.  From 1958 to his retirement in 1992, Mr. Schmidt held a number of positions with C. Deilmann
                                        A.G., a diversified energy company located in Bad Bentheim,
                                        Germany, including serving as a Director from 1982 to 1992.
                                        From 1965 to 1992 he served as Director of a subsidiary of C.
                                        Deilmann A.G., Deutag Drilling, a company with worldwide
                                        drilling operations. From 1988 to 1991, Mr. Schmidt served as
                                        President of Transocean Drilling Company, a company of which he was also a Director from 1981 until 1991.

Richard F.                      59      Member of the Governance and Nominating Committee of the Board         2003
Syron.............                      since 2003 and a member of the Compensation Committee of the
                                        Board since 2003. Mr. Syron has served as Executive Chairman of Thermo Electron Corporation (a manufacturer of electronic measurement equipment, laboratory gems and other scientific instruments) since November 2002; was Chairman of the Board of
                                        Directors of Thermo Electron since January 2000, and was the
                                        Chief Executive Officer of Thermo Electron from June 1999 to
                                        July 2000. Mr. Syron served from April 1994 to May 1999 as the
                                        Chairman and Chief Executive Officer of the American Stock
                                        Exchange. From 1989 to 1994, he served as president of the
                                        Federal Reserve Bank of Boston, and as a member of the Federal
                                        Open Market Committee. From 1986 to 1989, he was president of the Federal Home Loan Bank of Boston. Earlier, he served as assistant to then-Federal Reserve Chairman Paul Volcker, and as Deputy Assistant Secretary of the U.S. Treasury Department
                                        in Washington D.C. Mr. Syron is Trustee and past Chairman of the Boston College Board of Trustees and serves as Trustee for the Woods Hole Oceanographic Institution in Massachusetts. He
                                        also serves as a Director of John Hancock Financial Services,
                                        Inc., McKesson Corporation and the American Stock Exchange.

CLASS II DIRECTORS - TERMS EXPIRING IN 2005

                                                                                                             DIRECTOR
                                                              POSITION WITH NABORS                          OF NABORS
            NAME                AGE                      AND PRIOR BUSINESS EXPERIENCE                        SINCE
            ----                ---                      -----------------------------                      ---------
Anthony G. Petrello........     48      President and Chief Operating Officer of Nabors since 1992,            1991
                                        Deputy Chairman since 2003, and a member of the Executive
                                        Committee of the Board since 1991.  From 1979 to 1991, Mr.
                                        Petrello was with the law firm Baker & McKenzie, where he had been Managing Partner of its New York Office from 1986 until his resignation in 1991.  Mr. Petrello holds a J.D. degree from
                                        Harvard Law School and B.S. and M.S. degrees in Mathematics from
                                        Yale University.

Myron M. Sheinfeld........      73      Chairman of the Audit Committee of the Board since 1988, a             1988
                                        member of the Compensation Committee of the Board since 1993 and a member of the Governance and Nominating Committee of the Board
                                        since 2002.  He is Senior Counsel to the law firm Akin, Gump,
                                        Strauss, Hauer & Feld, L.L.P.  From 1970 until April 2001 he held various positions in the law firm Sheinfeld, Maley & Kay
                                        P.C., most recently as counsel to the firm.  Mr. Sheinfeld was an adjunct professor of law at the University of Texas, School of Law from 1975 to 1991, and has been a contributing author to numerous legal publications, and a contributor, co-editor and co-author of Collier On Bankruptcy, and a co-author of Collier
                                        On Bankruptcy Tax for Matthew Bender & Co., Inc.  He is a member of the Board of Editors of "The Practical Lawyer."

Martin J. Whitman..........     78      Member of the Audit Committee of the Board since 1993 and a            1991
                                        member of the Governance and Nominating Committee of the Board
                                        since 2002.  Chief Executive Officer until June 2002 and a
                                        Director of Danielson Holding Company (an insurance products holding company) since 1990 (Chairman of the Board until July
                                        1999); Chairman, Chief Executive Officer and Trustee of Third
                                        Avenue Trust and its predecessor and Chief Investment Officer of
                                        Third Avenue Management LLC and its predecessor (the adviser to
                                        Third Avenue Trust) since 1990; Director of Tejon Ranch Co. (an agricultural and land management company) from 1997 to 2001;
                                        and, Director of Stewart Information Services, Inc. (a title insurance company) from 2000 until  2002.  Mr. Whitman was an
                                        Adjunct Lecturer, Adjunct Professor and Distinguished Fellow in
                                        Finance, Yale University School of Management from 1972 to 1984 and 1992 to 1999 and is currently an Adjunct Lecturer in Finance at Yale University.  He was an Adjunct Professor at the Columbia
                                        University Graduate School of Business in 2001.  Mr. Whitman is
                                        co-author of The Aggressive Conservative Investor and author of
                                        Value Investing: A Balanced Approach.

The following sets forth a biographical statement for each executive officer of Nabors who does not also serve on the Board of Directors of Nabors:

                                                                     POSITION WITH NABORS
            NAME                AGE                             AND PRIOR BUSINESS EXPERIENCE
            ----                ---                             -----------------------------
Bruce P.                        43      Vice President and Chief Financial Officer since February 2003, Vice
Koch.................                   President-Finance from January 1996 to February 2003, and Corporate Controller of Nabors from March 1990 to 1995. He was employed with the accounting firm of Coopers & Lybrand from 1983 to 1990 in a number of capacities, most recently as Audit Manager.

Daniel McLachlin...........     65      Vice President-Administration and Secretary of Nabors since 1986.  He was
                                        Manager, Administration of Nabors from 1984 to 1986.  From 1979 to 1984 he was the Vice President, Human Resources of Nabors Drilling Limited, a subsidiary of Nabors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires Nabors' directors and executive officers, and persons who own more than 10% of a registered class of Nabors' equity securities, to file with the Securities and Exchange Commission (the "Commission") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common shares and other equity securities of Nabors. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish Nabors with copies of all Section 16(a) forms which they file.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth all reportable compensation awarded to, earned by or paid to the named executive officers for services rendered in all capacities to Nabors and its subsidiaries whose compensation for the year exceed $100,000 for each of the last three fiscal years.


                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                                   AWARDS
                           ------------------------------------------------------------    ------------------------
                                                                                           RESTRICTED    SECURITIES
                                                                           OTHER ANNUAL      STOCK       UNDERLYING      ALL OTHER
  NAME AND PRINCIPAL                                                       COMPENSATION     AWARD(s)      OPTIONS/     COMPENSATION
  POSITION                   PERIOD       SALARY($)          BONUS($)           ($)            ($)        SARS (1)         ($)
-------------------------- -----------   -----------       -----------      -----------    -----------   -----------   -----------
Eugene M. Isenberg              2002       325,000(2)      1,400,000(3)       273,270(4)           0     1,900,000       134,012(5)
Chairman of the
Board, Director and             2001       325,000         2,000,000(3)       134,748              0             0       119,542
Chief Executive Officer
                                2000       325,000         1,350,000           75,730              0     3,548,839       101,215

Anthony G. Petrello             2002       275,000(6)        700,000(7)       112,267(8)           0       950,000        88,031(9)
Director, President and
Chief Operating Officer         2001       275,000         1,000,000(7)       127,956              0             0       137,424

                                2000       275,000           700,000          313,424              0     1,740,325       414,941

Richard A. Stratton(10)         2002       275,000(11)             0           35,411(12)          0       400,000        15,816(13)
Vice Chairman of the
Board and Director              2001       275,000           550,000           36,782              0             0        15,524

                                2000       275,000           500,000           34,623              0       565,943        17,000

Bruce P. Koch                   2002       185,000            40,000               --              0        25,000         8,325(14)
Vice President and
Chief Financial Officer         2001       185,000            40,000               --              0             0         7,650

                                2000       185,000            37,000               --              0        15,000         7,650

Daniel McLachlin                2002        92,000            10,000           18,636(15)          0         5,000         4,140(16)
Vice President-Administration
and Secretary                   2001        92,000            14,000               --              0             0         4,140

                                2000        87,000            12,500               --              0                       3,915

(1) The awards reflected on the table above for 2002 were awards made in early 2002 relating to performance for 2001. The awards reflected on the table above for 2000 relate to performance for calendar years 1999 and 2000. Each of the Named Executive Officers received the number of options indicated below, effective February 20, 2003 for performance during 2002. The exercise price of the options awarded is $38.75, the closing price per share of our common stock on the American Stock Exchange on the grant date. The options vest in three equal annual installments beginning on the first anniversary of the date of the grant for Mr. Isenberg and Mr. Petrello and four equal annual installments beginning on the first anniversary date of the grant for Mr. Koch and Mr. McLachlin: Mr. Isenberg - 950,000, Mr. Petrello - 475,000, Mr. Koch - 20,000 and Mr. McLachlin - 4,000.

(2)      Includes $14,538 paid as director's fees.

(3) Mr. Isenberg is entitled to receive an annual bonus as provided in his employment agreement. For each of fiscal years 2002 and 2001, Mr. Isenberg agreed to accept a bonus that was less than the bonus he was entitled to receive under his employment agreement

(4) Includes various club dues; auto allowance; imputed life insurance; tax preparation fees ($84,925); and gross-up amount for auto allowance and tax preparation fees ($72,827).

(5) Includes (a) Nabors' matching contributions to a retirement savings plan and a non-qualified deferred compensation plan of $9,000; and (b) $125,012 that is the net benefit to Mr. Isenberg of the premiums paid by Nabors, as projected on an actuarial basis, for a split dollar life insurance arrangement (Nabors has suspended additional premium payments under these policies pending clarification of certain provisions of the Sarbanes - Oxley Act of 2002).

(6)      Includes $14,538 paid as director's fees.

(7) Mr. Petrello is entitled to receive an annual bonus as provided in his employment agreement. For fiscal year 2001 Mr. Petrello agreed to accept a bonus that was less than the bonus he was entitled to receive under his employment agreement.

(8) Includes club dues; auto allowance; imputed life insurance; and gross-up amounts for auto allowance and imputed interest ($64,433).

(9) Includes (a) Nabors' matching contributions to a retirement savings plan and a non-qualified deferred compensation plan of $9,000; (b) $6,643 that is the net benefit to Mr. Petrello of the premiums paid by Nabors, as projected on an actuarial basis, for a split dollar life insurance arrangement (Nabors has suspended additional premium payments under these policies pending clarification of certain provisions of the Sarbanes - Oxley Act of 2002); and (c) imputed interest of $72,388 on a loan from Nabors in the maximum amount of $2,881,915 pursuant to his employment agreement in connection with his relocation to Houston, the balance of which was $2,881,915 as of March 31, 2003, and on which no interest has been paid or charged thereon.

(10)     Mr. Stratton retired from Nabors effective as of February 20, 2003.

(11)     Includes $14,538 paid as director's fees.

(12) Includes club dues ($13,466); auto allowance ($11,400); imputed life insurance and gross-up amounts for auto allowance and imputed interest ($9,366).

(13) Includes (a) Nabors' matching contributions to a retirement savings plan and non-qualified deferred compensation plan of $9,000; (b) $4,194 that is the benefit to Mr. Stratton of the premiums paid by Nabors, as projected on an actuarial basis, for a split dollar life insurance arrangement (Nabors has suspended additional premium payments under these policies pending clarification of certain provisions of the Sarbanes - Oxley Act of 2002); and (c) imputed interest of $2,622 on a loan from Nabors in the maximum amount of $104,374 in connection with his relocation to Houston, the balance of which was $104,374 as of March 31, 2003, and on which no interest has been paid or charged thereon.

(14) Includes Nabors' matching contributions to a retirement savings plan and a non-qualified deferred compensation plan of $8,325.

(15)     Includes club dues; auto allowance and imputed life insurance.

(16) Includes Nabors' matching contributions to a retirement savings plan and a non-qualified deferred compensation plan of $4,140.

The following table provides information with respect to stock options granted during the fiscal year ended December 31, 2002 to the named executive officers. Nabors did not grant any stock appreciation rights to the Named Executive Officers during the fiscal year ended December 31, 2002.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------
                                   NUMBER OF        % OF TOTAL
                                   SECURITIES         OPTIONS       EXERCISE OR
                                   UNDERLYING        GRANTED TO        BASE                           GRANT DATE
                                    OPTIONS         EMPLOYEES IN       PRICE        EXPIRATION          PRESENT
            NAME                    GRANTED         FISCAL YEAR       ($/SH)           DATE           VALUE ($)(1)
------------------------------ ------------------ ---------------- -------------- ---------------- ----------------
Eugene M. Isenberg                 1,900,000 (2)           36.12%      27.05        01/22/2012           20,114,160
Anthony G. Petrello                  950,000 (2)           18.06%      27.05        01/22/2012           10,057,080
Richard A. Stratton                  400,000 (2)            7.60%      27.05        01/22/2012            4,234,560
Bruce P. Koch                         25,000 (3)             .48%      27.05        01/22/2012              264,660
Daniel McLachlin                       5,000 (3)             .10%      27.05        01/22/2012               52,932

(1) All options are granted at an exercise price equal to the market value of Nabors' common stock on the date of grant. Therefore, if there is no appreciation in the market value, no value will be realizable. In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Nabors' use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the grant date present value: (a) the expected term is assumed to be three and a half years, (b) volatility of 48.1931%, (c) dividend of $0 per share and (d) risk-free rate of return of 3.84%. The figures given are not intended to forecast future price appreciation of the shares. The real value of the options in this table depends solely upon the actual performance of the Nabors' stock during the applicable period.

(2) These options were granted on January 22, 2002 and vest six months from the date of grant.

(3) The options were granted on January 22, 2002 and vest in four annual installments beginning on January 22, 2003.


The following table provides information with respect to stock options exercised during 2002 and the value as of December 31, 2002 of unexercised in-the-money options held by the named executive officers. The value realized on the exercise of options is calculated using the difference between the per share option exercise price and the market value of a share on the date of the exercise. The value of unexercised in-the-money options at fiscal year end is calculated using the difference between the per share option exercise price and the market value of $35.27 per share at December 31, 2002.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

          NAME              SHARES         VALUE            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                           ACQUIRED       REALIZED         UNDERLYING UNEXERCISED              IN-THE-MONEY
                              ON            ($)                   OPTIONS                       OPTIONS AT
                           EXERCISE                          AT FISCAL YEAR-END              FISCAL YEAR-END ($)
                                                        EXERCISABLE  /  UNEXERCISABLE   EXERCISABLE /  UNEXERCISABLE
------------------------- ------------ --------------- ---------------- -------------- --------------  -------------
Eugene M. Isenberg                  0               0    10,295,079  /              0  107,591,885  /             0
Anthony G. Petrello                 0               0     5,320,248  /              0   58,442,347  /             0
Richard A. Stratton                 0               0     2,066,568  /              0   23,874,319  /             0
Bruce P. Koch                       0               0        58,950  /         45,150      954,629  /       423,378
Daniel McLachlin                4,338         119,001         3,000  /          9,900       15,780  /       102,043


DIRECTOR COMPENSATION

Nabors compensates its directors through a combination of an annual retainer and stock options. Beginning June 25, 2002, all directors receive an annual retainer of $28,000 for service on the Board and for non-employee directors an additional annual retainer of $3,000 for serving as chairman of a Board committee. No additional amounts are paid for attendance at Board or committee meetings. Non-employee directors who serve on the Executive Committee receive an additional annual retainer of $125,000. In the event of retirement, permanent and total disability or death of a non-employee director who served on the Executive Committee, the $125,000 annual retainer, together with the amount of the annual retainer for serving as a Board member shall continue for an additional five years following the end of the quarter in which retirement, permanent and total disability, or death occurs. Prior to June 25, 2002, non-employee directors received an annual retainer of $28,000 and an additional annual retainer of $3,000 for serving as chairman of a Board committee. Employed directors did not receive compensation for their service on the Board. Each of the employed director's annual salary was reduced by an amount equal to the annual retainer they receive for service on the Board, beginning June 25, 2002.

Nabors also issues stock options to its non-employee directors to align their interests with Nabors' shareholders. Option awards are made under option plans adopted from time to time for non-employee directors and are determined by a committee comprised of employee directors of the Board. Each non-employee director was awarded on February 20, 2003, options to purchase at least 30,000 shares and certain non-employed directors received additional awards in recognition of their service as a committee member or committee chairman. The awards were as follows: Mr. Payne, 35,000 options; Mr. Schmidt, 35,000 options; Mr. Sheinfeld, 40,000 options; Mr. Syron, 30,000 options; Mr. Wexler, 45,000 options; and Mr. Whitman, 30,000 options. In addition, Mr. Syron, who joined the Board on February 20, 2003, received options to purchase an additional 30,000 options upon his appointment. All of the options were granted at a per share price of $38.75, the market value of the Company's shares on the date of grant. The options generally vest in three equal annual installments beginning on the first anniversary of the date of the grant and are exercisable for ten years from the date of grant.

EMPLOYMENT CONTRACTS

Mr. Isenberg and Mr. Petrello's employment contracts were amended and restated effective October 1, 1996 and both contracts currently are set to expire on September 30, 2007. The expiration date automatically extends for an additional one-year term on each anniversary date, unless Nabors provides notice to the contrary ten days prior to such anniversary. Mr. Isenberg's salary is subject to annual review for increase at the discretion of the Board and its Compensation Committee. The formula for the calculation of his cash bonus remained as it had been under the prior version, a shareholder approved contract, which provided that Mr. Isenberg is entitled to receive an annual cash bonus equal to 6% of Nabors' net cash flow (as defined in the employment contract) in excess of 15% of the average stockholders' equity for such fiscal year. Mr. Petrello's salary is subject to annual review for increase at the discretion of the Board and its Compensation Committee. His annual bonus remained as it had been at the greater of $700,000 or 2% of the net cash flow (as defined in the employment contract) in excess of 15% of the average stockholders' equity in such year. Mr. Isenberg and Mr. Petrello are eligible for stock options and grants; may participate in annual long-term incentive programs, and pension and welfare plans, on the same basis as other executives; and may receive special bonuses from time to time as determined by the Board. Effective June 24, 2002, Mr. Isenberg's and Mr. Petrello's employment contracts were amended to reflect a reduction in salary equivalent to the amount of director's fees to be paid by Nabors as of that date. Pursuant to an Executive Cost Allocation Agreement, a percentage of Mr. Isenberg's and Mr. Petrello's salary, bonus, stock options or other compensation payable pursuant to their employment agreements will be paid by Nabors Corporate Services, Inc. for services performed for that Company, beginning on June 25, 2002.

In addition to salary and bonus, each of Mr. Isenberg and Mr. Petrello receive group life insurance at an amount at least equal to three times their respective base salaries; various split-dollar life insurance policies, reimbursement of expenses, various perquisites and a personal umbrella policy in the amount of $5 million. Further, if Mr. Isenberg or Mr. Petrello is subject to the tax imposed by Section 4999 of the Internal Revenue Code, Nabors has agreed to reimburse them for such tax on an after-tax basis. Premiums payable under the split dollar life insurance policies have been suspended pending clarification of certain provisions of the Sarbanes - Oxley Act of 2002.

In the event that either Mr. Isenberg's or Mr. Petrello's employment contract is terminated by Nabors by reason of death, disability, or any reason other than for cause, or is terminated by either individual for Constructive Termination Without Cause (as defined in the respective agreements) or is terminated as a result of or following a Change in Control (as defined in the respective agreements), the terminated individual will be entitled to receive: (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; (b) all annual cash bonus which would have been payable through the expiration date, or three times the highest bonus, (including the imputed value of grants of stock awards and stock options), paid or payable during the last three fiscal years prior to termination, whichever is greater; (c) any restricted stock outstanding, which shall immediately and fully vest; (d) any outstanding stock options, which shall immediately and fully vest; (e) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites) shall be continued through the later of the expiration date or three years after the termination date; (f) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (g) any other or additional benefits in accordance with applicable plans and program of Nabors. In the event that either Mr. Isenberg's or Mr. Petrello's termination is related to a Change in Control, the terminated individual, at his election, would be entitled to receive a cash amount equal to one dollar less than the amount that would constitute an "excess parachute payment" as defined in Section 280G of the Internal Revenue Code, in place of the salary and bonus referred to in (a) and (b) above. In addition, the terminated individual would be entitled, at his election, to terminate his employment because of such Change in Control, and to receive instead of any such number of outstanding options, as selected by the individual, an amount of cash in exchange therefor equal to (x) the excess of the Change in Control Price (as defined in the respective agreements) over the exercise price of the options per share of common stock multiplied by (y) the number of options selected by the individual. In addition, the terminated individual would be entitled a grant of additional vested options exercisable for five years, at a price equal to the average closing price per share during the 20 days prior to the Change in Control in an amount equal to the highest number of options granted during any fiscal year during the period comprising the then current fiscal year and the three fiscal years preceding the Change in Control. In the event that either Mr. Isenberg's or Mr. Petrello's employment contract is terminated for cause or as a result of resignation (other than as described above), the terminated individual will be entitled to receive: (1) base salary through the date of termination;
(2) all annual cash bonus which would have been payable through the date of termination; (3) all restricted stock that has vested on or prior to the date of termination; (4) any outstanding stock options vested on or prior to the date of termination; (5) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites if to be performed following termination); and (6) other or additional benefits in accordance with applicable plans and program of Nabors. If Mr. Petrello's employment is terminated for any reason, he also is entitled to certain relocation benefits as set forth in his employment agreement.

On February 20, 2003, Mr. Stratton resigned as an officer, director, employee and all other positions held with Nabors. Pursuant to a letter of agreement regarding his retirement which was reviewed by the Executive Committee, Mr. Stratton will (a) receive bi-weekly payments through September 30, 2007, each in the gross amount of $12,576.04; (b) along with his spouse and children, be entitled to participate under the medical and dental portions of the group insurance plan at his own cost and expense so long as he is receiving bi-weekly payments; (c) be entitled to exercise all vested options pursuant to the terms of the initial awards; (d) repay in full the principal amount of his loan in the amount of $104,374; (e) be treated the same as other senior executive with respect to future premium payments of split dollar life insurance policies; (f) agree for a period of five years not to accept any employment with or render any services to any person, firm or corporation that competes with the Company and if he should do so the Company may cease to make bi-weekly payment; and (g) in the event of Mr. Stratton's death, his beneficiaries would be entitled to receive the unpaid balance of his bi-weekly payments.

During 2002 Mr. Stratton received compensation and benefits in accordance with his employment contract entered into effective October 1, 1996. Pursuant to that agreement, Mr. Stratton received, in addition to his base pay and incentive compensation, vacation, reimbursement of expenses, comprehensive medical, disability and life insurance protection, a split-dollar life insurance agreement in an amount of not less than $2 million, other perquisites and a personal umbrella policy in the amount of $5 million. Premium payments under the split dollar life insurance policy have been suspended pending resolution of certain issues under the Sarbanes - Oxley Act of 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee for fiscal 2002 was comprised of two non-employee directors: Mr. Wexler (Chairman) and Mr. Sheinfeld. Neither Mr. Wexler nor Mr. Sheinfeld has ever served as an officer or employee of Nabors or any of its subsidiaries, nor has either participated in any transaction during the last fiscal year required to be disclosed pursuant to the federal proxy rules. No executive officer of Nabors serves on any board of directors of any entity of which Mr. Wexler or Mr. Sheinfeld is an employee.

The adult son of one of our directors, Jack Wexler, is an employee of Nabors Corporate Services, Inc., a subsidiary of Nabors, and has been employed by Nabors since February 1, 1992. The employee is paid an annual salary of $108,000 and is eligible to receive cash bonuses and stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 10, 2003, certain information with respect to the beneficial ownership of Nabors' outstanding common shares by (a) each current director, (b) each executive officer named in the Summary Compensation Table appearing elsewhere herein (the "Named Executive Officers"),
(c) all directors and executive officers as a group, and (d) any other person or entity known by Nabors to be the beneficial owner of more than 5% of Nabors' common shares:

                                                                             Common Shares Beneficially Owned
BENEFICIAL OWNER (1)                                                     NUMBER OF SHARES       PERCENT OF TOTAL(2)
--------------------                                                     ----------------       -------------------
DIRECTORS
Eugene M. Isenberg (2) (3)..........................................           11,969,347                     7.66%
James L. Payne (2)..................................................               87,500                         *
Anthony G. Petrello (2).............................................            5,421,260                     3.58%
Hans W. Schmidt (2).................................................              116,500                         *
Myron M. Sheinfeld (2) (4)..........................................              163,635                         *
Richard A. Stratton (2)                                                         2,016,999                     1.36%
Richard F. Syron ...................................................                    0
Jack Wexler (2).....................................................              124,700                         *
Martin J. Whitman (2) (5)...........................................              265,366                         *

OTHER EXECUTIVE OFFICERS
Bruce P. Koch (2)...................................................               71,600                         *
Daniel McLachlin (2) ...............................................                1,591                         *

All Directors/Executive Officers as a group (11 persons) (2)-(5)....           20,238,498                    12.32%

OTHER
FMR Corp. (6) ......................................................            13,555,816                     9.29%

----------
* Less than 1%

(1) The address of each of the directors and officers listed is in care of Nabors Industries Ltd., 2nd Floor International Trading Center, Warrens, P.O. Box 905E, St. Michael, Barbados.

(2) As of April 10, 2003, Nabors had 145,991,619 shares outstanding and entitled to vote. For purposes of this table, "beneficial ownership" is determined in accordance with Rule 13d-3 under the U.S. Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any common shares that such person has the right to acquire within 60 days. We have included in the table common shares underlying fully vested stock options (without giving effect to accelerated vesting that might occur in certain circumstances). For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days (as well as common shares underlying fully vested stock options) are deemed to be outstanding, but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

         The number of common shares underlying fully vested stock options included in the table are as follows: Mr. Isenberg - 10,295,079; Mr. Payne - 83,450; Mr. Petrello - 5,320,248; Mr. Schmidt - 116,500; Mr.
         Sheinfeld - 146,500; Mr. Stratton - 2,016,568; Mr. Wexler - 121,500;
         Mr. Whitman - 132,500; Mr. Koch - 71,600; Mr. McLachlin - 1,500, and all directors and Named Executive Officers as a group - 18,305,445.

(3) The shares listed for Mr. Isenberg are held directly or indirectly through certain trusts, defined benefit plans and individual retirement accounts of which Mr. Isenberg is a grantor, trustee or beneficiary. Not included in the table are 386 shares owned directly or held in trust by Mr. Isenberg's spouse.

(4) The shares listed for Mr. Sheinfeld include 292 shares owned directly by Mr. Sheinfeld's spouse. Mr. Sheinfeld disclaims beneficial ownership of these shares.

(5) The shares listed for Mr. Whitman include 132,819 shares of Nabors common stock owned by M. J. Whitman & Co., Inc. Because Mr. Whitman is a majority stockholder in M.J. Whitman & Co, Inc., he may be deemed to have beneficial ownership of the Nabors shares owned by the company. The shares listed for Mr. Whitman also include 47 shares owned directly by Mr. Whitman.

(6) Based on the information contained in Schedule 13G/A of FMR Corp. filed with the Securities and Exchange Commission on February 14, 2003, the shares listed include (i) 10,146,412 shares beneficially owned by Fidelity Management & Research Company, (ii) 905,357 shares beneficially owned by Fidelity Management Trust Company, (iii) 507 shares beneficially owned by Geode Capital Management, LLC and (iv) 2,503,540 shares beneficially owned by Fidelity International Limited. FMR Corp. has sole voting power with respect to 3,315,004 shares and sole dispositive power with respect to 13,555,816 shares. The address of FMR Corp.'s principal business office is 82 Devonshire Street, Boston, Massachusetts 02109.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2002 Nabors provided drilling and logistical services to Nuevo Energy Company, of which Mr. James L. Payne, serves as Chairman, Chief Executive Officer and President. The drilling and logistical services were provided by Nabors to Nuevo Energy Company at prevailing market rates. Amounts received for such services from Nuevo Energy Company combined represented approximately .06% of Nabors consolidated operating revenues. Amounts received for such services represented approximately .3% of Nuevo Energy Company's gross revenues.

Mr. Petrello has a loan from Nabors in the maximum amount of $2,881,915 pursuant to his employment agreement in connection with his relocation to Houston, the balance of which was $2,881,915 as of December 31, 2002. The repayment of the loan was automatically extended an additional year on each anniversary of his employment agreement. In September 2002 Mr. Petrello signed a waiver discontinuing the automatic extensions of the loan repayment. The loan is scheduled to be paid on or before September 30, 2006 and shall not be further extended.

Mr. Stratton has a loan from Nabors for $104,374 related to his relocation to Houston, the balance of which was $104,374 as of December 31, 2002. Pursuant to a letter of agreement regarding his retirement, Mr. Stratton has agreed to repay this loan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 30, 2003.


                                 NABORS INDUSTRIES LTD.


                                 By: /s/ Anthony G. Petrello
                                    -------------------------------------------
                                    Anthony G. Petrello
                                    President and Chief Operating Officer


                                 By: /s/ Bruce P. Koch
                                    -------------------------------------------
                                    Bruce P. Koch
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

              CERTIFICATION BY CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Eugene M. Isenberg, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Nabors Industries Ltd.;

2. Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to annual report.


Date: April 30, 2003                       /s/ Eugene M. Isenberg
      --------------                       -------------------------------------
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

I, Bruce P. Koch, certify that:

1. I have reviewed this amendment to annual report on Form 10-K/A of Nabors Industries Ltd.;

2. Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this amendment to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to annual report.


Date: April 30, 2003                /s/ Bruce P. Koch
      --------------                --------------------------------------------
                                    Bruce P. Koch
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)