Form 10-Q
period 2003-03-31
NABORS INDUSTRIES LTD
filed 2003-05-12
CIK 1163739

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                       COMMISSION FILE NUMBER: 000-49887

                             ---------------------

                             NABORS INDUSTRIES LTD.

                            INCORPORATED IN BERMUDA
                      2ND FL. INTERNATIONAL TRADING CENTRE
                                    WARRENS
                                  PO BOX 905E
                             ST. MICHAEL, BARBADOS

                                 (246) 421-9471

                                   98-0363970
                      (I.R.S. Employer Identification No.)

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     The number of common shares, par value $.001 per share, outstanding as of April 30, 2003 was 145,644,493. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 562,629 exchangeable shares outstanding as of April 30, 2003 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
                          PART I FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets as of March 31, 2003 and
          December 31, 2002...........................................      2
          Consolidated Statements of Income for the Three Months Ended
          March 31, 2003 and 2002.....................................      3
          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2003 and 2002...............................      4
          Consolidated Statements of Changes in Shareholders' Equity
          for the Three Months Ended March 31, 2003 and 2002..........      5
          Notes to Consolidated Financial Statements..................      7
          Report of Independent Accountants...........................     22
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     23
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     34
Item 4.   Controls and Procedures.....................................     35

                           PART II OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     35
Item 5.   Other Information...........................................     36
Item 6.   Exhibits and Reports on Form 8-K............................     36
Signatures............................................................     38
Certifications........................................................     39

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   ------------
                                                                     (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  439,084    $  414,051
  Marketable securities.....................................     377,559       457,600
  Accounts receivable, net..................................     351,507       277,735
  Inventory and supplies....................................      20,680        20,524
  Deferred income taxes.....................................      32,587        32,846
  Prepaid expenses and other current assets.................     167,334       167,152
                                                              ----------    ----------
     Total current assets...................................   1,388,751     1,369,908
Marketable securities.......................................     468,591       459,148
Property, plant and equipment, net..........................   2,837,073     2,781,050
Goodwill, net...............................................     316,851       306,762
Other long-term assets......................................     183,586       147,004
                                                              ----------    ----------
     Total assets...........................................  $5,194,852    $5,063,872
                                                              ----------    ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $  537,991    $  492,985
  Trade accounts payable....................................     113,388        89,705
  Accrued liabilities.......................................     180,825       152,864
  Income taxes payable......................................      14,442        15,900
                                                              ----------    ----------
     Total current liabilities..............................     846,646       751,454
Long-term debt..............................................   1,575,079     1,614,656
Other long-term liabilities.................................     126,455       137,253
Deferred income taxes.......................................     399,025       402,054
                                                              ----------    ----------
     Total liabilities......................................   2,947,205     2,905,417
                                                              ----------    ----------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Common shares, par value $.001 per share:
     Authorized common shares 400,000; issued 145,264 and
      144,965, respectively.................................         145           145
  Capital in excess of par value............................   1,240,182     1,233,598
  Accumulated other comprehensive income (loss).............      31,308        (3,243)
  Retained earnings.........................................     976,012       927,955
                                                              ----------    ----------
     Total shareholders' equity.............................   2,247,647     2,158,455
                                                              ----------    ----------
     Total liabilities and shareholders' equity.............  $5,194,852    $5,063,872
                                                              ----------    ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Revenues and other income:
  Operating revenues........................................  $449,837    $381,199
  Earnings from unconsolidated affiliates...................     5,903       5,638
  Interest income...........................................     7,693       9,251
  Other income, net.........................................        24         497
                                                              --------    --------
     Total revenues and other income........................   463,457     396,585
                                                              --------    --------
Costs and other deductions:
  Direct costs..............................................   304,560     249,433
  General and administrative expenses.......................    41,245      32,666
  Depreciation and amortization.............................    53,926      43,681
  Interest expense..........................................    20,070      14,615
                                                              --------    --------
     Total costs and other deductions.......................   419,801     340,395
                                                              --------    --------
Income before income taxes..................................    43,656      56,190
                                                              --------    --------
Income tax (benefit) expense:
  Current...................................................     4,060       4,443
  Deferred..................................................    (8,461)      9,805
                                                              --------    --------
     Total income tax (benefit) expense.....................    (4,401)     14,248
                                                              --------    --------
Net income..................................................  $ 48,057    $ 41,942
                                                              --------    --------
Earnings per share:
  Basic.....................................................  $    .33    $    .30
  Diluted...................................................  $    .31    $    .28
Weighted average number of common shares outstanding:
  Basic.....................................................   145,708     140,970
                                                              --------    --------
  Diluted...................................................   160,404     154,768
                                                              --------    --------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
Net income..................................................  $  48,057   $  41,942
Adjustments to net income:
  Depreciation and amortization.............................     53,926      43,681
  Deferred income tax (benefit) expense.....................     (8,461)      9,805
  Deferred financing costs amortization.....................      1,397       1,098
  Discount amortization on long-term debt...................      7,908       7,597
  Amortization of loss on cash flow hedges..................         37          --
  (Gains) losses on long-term assets, net...................     (2,440)        106
  Losses (gains) on marketable securities...................        469      (2,474)
  Loss on derivative instruments............................      1,084          --
  Foreign currency transaction losses.......................        181          47
  Loss on early extinguishment of debt......................         --         202
  Equity in earnings from unconsolidated affiliates, net of
     dividends..............................................     (5,903)     (3,439)
Increase (decrease), net of effects from acquisitions, from
  changes in:
  Accounts receivable.......................................    (68,881)     32,292
  Inventory and supplies....................................        154        (702)
  Prepaid expenses and other current assets.................       (621)     (3,772)
  Other long-term assets....................................    (32,035)     (2,493)
  Trade accounts payable and accrued liabilities and
     other..................................................     29,675     (18,241)
  Income taxes payable......................................     (1,504)      1,989
  Other long-term liabilities...............................      2,990      (4,275)
                                                              ---------   ---------
Net cash provided by operating activities...................     26,033     103,363
                                                              ---------   ---------
Cash flows from investing activities:
  Purchases of marketable securities, available-for-sale....   (213,016)    (50,569)
  Sales of marketable securities, available-for-sale........    279,254      72,271
  Cash paid for acquisitions of businesses, net.............         --     (52,181)
  Capital expenditures......................................    (81,966)   (100,938)
  Proceeds from sales of assets and insurance claims........      3,552         982
                                                              ---------   ---------
Net cash used for investing activities......................    (12,176)   (130,435)
                                                              ---------   ---------
Cash flows from financing activities:
  Increase in cash overdrafts...............................      5,634          --
  Decrease in restricted cash...............................        810         165
  Reduction of long-term debt...............................     (1,183)     (8,220)
  Debt issuance costs.......................................       (370)         --
  Proceeds from issuance of common shares...................      4,932       2,806
                                                              ---------   ---------
Net cash provided by (used for) financing activities........      9,823      (5,249)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      1,353         481
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........     25,033     (31,840)
Cash and cash equivalents, beginning of period..............    414,051     198,443
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 439,084   $ 166,603
                                                              ---------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                          ACCUMULATED OTHER
                                                                            COMPREHENSIVE
                                                                            INCOME (LOSS)
                                                                     ----------------------------
                                      COMMON SHARES                    UNREALIZED
                                    -----------------   CAPITAL IN   GAINS (LOSSES)   CUMULATIVE
                                                PAR     EXCESS OF    ON MARKETABLE    TRANSLATION    RETAINED
                                    SHARES     VALUE    PAR VALUE      SECURITIES     ADJUSTMENT     EARNINGS
                                    -------   -------   ----------   --------------   -----------   ----------
                                                                   (UNAUDITED)
                                                                  (IN THOUSANDS)
Balances, December 31, 2001.......  147,711   $14,771   $1,091,536      $12,410        $ (9,150)    $1,001,079
Comprehensive income:
  Net income......................                                                                      41,942
  Translation adjustment..........                                                       (2,745)
  Unrealized gains on marketable
    securities, net of income
    taxes of $113.................                                          192
  Less: reclassification
    adjustment for gains included
    in net income, net of income
    taxes of $754.................                                       (1,284)
                                    -------   -------   ----------      -------        --------     ----------
      Total comprehensive
        income....................       --        --           --       (1,092)         (2,745)        41,942
                                    -------   -------   ----------      -------        --------     ----------
Issuance of common shares for
  stock options exercised.........      186        19        2,787
Tax effect of stock option
  deductions......................                          30,289
                                    -------   -------   ----------      -------        --------     ----------
      Subtotal....................      186        19       33,076           --              --             --
                                    -------   -------   ----------      -------        --------     ----------
      Balances, March 31, 2002....  147,897   $14,790   $1,124,612      $11,318        $(11,895)    $1,043,021
                                    -------   -------   ----------      -------        --------     ----------


                                                    TOTAL
                                    TREASURY    SHAREHOLDERS'
                                      STOCK        EQUITY
                                    ---------   -------------
                                           (UNAUDITED)
                                         (IN THOUSANDS)
Balances, December 31, 2001.......  $(252,780)   $1,857,866
Comprehensive income:
  Net income......................                   41,942
  Translation adjustment..........                   (2,745)
  Unrealized gains on marketable
    securities, net of income
    taxes of $113.................                      192
  Less: reclassification
    adjustment for gains included
    in net income, net of income
    taxes of $754.................                   (1,284)
                                    ---------    ----------
      Total comprehensive
        income....................         --        38,105
                                    ---------    ----------
Issuance of common shares for
  stock options exercised.........                    2,806
Tax effect of stock option
  deductions......................                   30,289
                                    ---------    ----------
      Subtotal....................         --        33,095
                                    ---------    ----------
      Balances, March 31, 2002....  $(252,780)   $1,929,066
                                    ---------    ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                                 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                             ------------------------------------------------------
                                  COMMON                                                   UNREALIZED
                                  SHARES                       UNREALIZED      MINIMUM      (LOSSES)
                              ---------------   CAPITAL IN   GAINS (LOSSES)    PENSION      GAINS ON    CUMULATIVE
                                         PAR    EXCESS OF    ON MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION
                              SHARES    VALUE   PAR VALUE      SECURITIES     ADJUSTMENT     HEDGES     ADJUSTMENT
                              -------   -----   ----------   --------------   ----------   ----------   -----------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
Balances, December 31,
  2002......................  144,965   $145    $1,233,598      $ 5,646        $(2,205)     $(1,444)      $(5,240)
                              -------   ----    ----------      -------        -------      -------       -------
Comprehensive income:
  Net income................
  Translation adjustment....                                                                               37,103
  Unrealized losses on
    marketable securities,
    net of income tax
    benefit of $1,521.......                                     (2,589)
  Unrealized gains on cash
    flow hedges.............                                                                     37
                              -------   ----    ----------      -------        -------      -------       -------
      Total comprehensive
        income..............       --     --            --       (2,589)            --           37        37,103
                              -------   ----    ----------      -------        -------      -------       -------
Issuance of common shares
  for stock options
  exercised.................      282                4,932
Nabors Exchangeco shares
  exchanged.................       17
Tax effect of stock option
  deductions................                         1,652
                              -------   ----    ----------      -------        -------      -------       -------
      Subtotal..............      299     --         6,584           --             --           --            --
                              -------   ----    ----------      -------        -------      -------       -------
      Balances, March 31,
        2003................  145,264   $145    $1,240,182      $ 3,057        $(2,205)     $(1,407)      $31,863
                              -------   ----    ----------      -------        -------      -------       -------


                                             TOTAL
                              RETAINED   SHAREHOLDERS'
                              EARNINGS      EQUITY
                              --------   -------------
                                    (UNAUDITED)
                                   (IN THOUSANDS)
Balances, December 31,
  2002......................  $927,955    $2,158,455
                              --------    ----------
Comprehensive income:
  Net income................    48,057        48,057
  Translation adjustment....                  37,103
  Unrealized losses on
    marketable securities,
    net of income tax
    benefit of $1,521.......                  (2,589)
  Unrealized gains on cash
    flow hedges.............                      37
                              --------    ----------
      Total comprehensive
        income..............    48,057        82,608
                              --------    ----------
Issuance of common shares
  for stock options
  exercised.................                   4,932
Nabors Exchangeco shares
  exchanged.................                      --
Tax effect of stock option
  deductions................                   1,652
                              --------    ----------
      Subtotal..............        --         6,584
                              --------    ----------
      Balances, March 31,
        2003................  $976,012    $2,247,647
                              --------    ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS

     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada. We own over 900 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and over 200 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 43 platform, 16 jack-up and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs.

     To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including oilfield management, engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. Our land transportation and hauling fleet includes 240 rig and oilfield equipment hauling tractor-trailers and a number of cranes, loaders and light-duty vehicles. We maintain over 290 fluid hauling trucks, approximately 700 fluid storage tanks, eight saltwater disposal wells and other auxiliary equipment used in domestic drilling, workover and well-servicing operations. In addition, we own a fleet of 30 marine transportation and supply vessels, primarily in the Gulf of Mexico, which provide transportation of drilling materials, supplies and crews for offshore operations. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment and rig reporting software.

     Our overall business is conducted through two major segments: (1) Contract Drilling and (2) Manufacturing and Logistics. Our Contract Drilling segment includes our drilling, workover and well-servicing operations, on land and offshore, and our Manufacturing and Logistics segment includes our marine transportation and supply services, top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

     As used in this Report, "we", "us", "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries. Nabors became the publicly traded parent company of the Nabors group of companies, effective June 24, 2002, pursuant to the corporate reorganization described in our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  INTERIM FINANCIAL INFORMATION

     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2002. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2003, and the results of our operations and our cash flows, for each of the three-month periods ended March 31, 2003 and 2002, in accordance with GAAP. Interim results for the three months ended March 31, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003.

     Our independent accountants have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES
considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

  PRINCIPLES OF CONSOLIDATION

     Our consolidated financial statements include the accounts of Nabors and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of affiliated entities accounted for using the equity method totaled $63.0 million and $58.6 million as of March 31, 2003 and December 31, 2002, respectively, and are included in other long-term assets in our consolidated balance sheets.

  RECLASSIFICATIONS

     We have revised the classification of revenues for certain rigs that we own that are leased to our joint venture in Saudi Arabia, in which we have a 50% ownership interest. We now report 100% of these revenues as operating revenues. Previously, we had reported 50% of these lease revenues as earnings from unconsolidated affiliates and 50% as operating revenues. The effect of this change in classification resulted in an increase in Operating revenues and offsetting decrease in Earnings from unconsolidated affiliates of $5.3 million for the three months ended March 31, 2002. These reclassifications had no impact on total revenues and other income, or net income.

     Certain other reclassifications have been made to prior periods to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows (see Recent Accounting Pronouncements).

  STOCK-BASED COMPENSATION

     We account for stock-based compensation using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Nabors common shares at the date of grant over the amount an employee must pay to acquire the common shares. We grant options at prices equal to the market price of our shares on the date of grant and therefore do not record compensation costs related to these grants. Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using a tabular presentation as presented below. This table illustrates the effect on net income and earnings per share if we had applied the fair value

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES
recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Net income, as reported.....................................   $48,057     $ 41,942
Deduct: Total stock-based employee compensation expense
  determined under the fair value method for all awards, net
  of related tax effects....................................    (2,875)     (10,626)
                                                               -------     --------
Pro forma net income........................................   $45,182     $ 31,316
                                                               -------     --------
Earnings per share:
  Basic -- as reported......................................   $   .33     $    .30
  Basic -- pro forma........................................   $   .31     $    .22
  Diluted -- as reported....................................   $   .31     $    .28
  Diluted -- pro forma......................................   $   .29     $    .21

     The pro forma amounts above were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the three months ended March 31, 2003 and 2002, respectively: risk-free interest rates of 2.22% and 3.79%; volatility of 47.58% and 48.19%; dividend yield of 0.0% for both periods; and expected life of 3.5 years for both periods.

  RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective April 1, 2002. Due to the nature of our business, Financial Accounting Standards Board
(FASB) Statements No. 44 and 64, and Amendment of FASB Statement No. 13 are not applicable. SFAS 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and states that gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." APB 30 defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Accordingly, we no longer classify gains and losses from extinguishment of debt that are usual and frequent as extraordinary items, and we reclassified to other income all similar debt extinguishment items that had been reported as extraordinary items in prior accounting periods. In conjunction with adopting SFAS 145 in 2002, we reclassified an extraordinary loss recorded during the three months ended March 31, 2002 totaling $.13 million, net of taxes of $.08 million, to other income with the related income tax component reclassified to income tax expense. This reclassification had no impact on net income.

     We adopted Emerging Issues Task Force (EITF) No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," in the second quarter of 2002. Previously, we recognized reimbursements received as a reduction to the related direct costs. EITF 01-14 requires that reimbursements received be included in operating revenues and "out-of-pocket" expenses be included in direct costs. Accordingly, reimbursements received from our customers have been reclassified to revenues for the three months ended March 31, 2002. The effect of adopting EITF 01-14 increased operating revenues and direct costs from previously reported amounts by $15.1 million for the three months ended March 31, 2002. This reclassification had no impact on net income.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

     In November 2002 the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 have been applied on a prospective basis for guarantees issued or modified after December 31, 2002. During the three months ended March 31, 2003, we issued new standby letters of credit which serve as guarantees under the provisions of FIN
45. The application of the recognition and measurement provisions of FIN 45 to these guarantees was insignificant. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 15, 2002 and are included in Note 5.

     In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Based on current information, Nabors believes it has no material interests in VIEs that require disclosure or consolidation under FIN 46.

NOTE 3  LONG-TERM DEBT

     On February 21, 2003, we issued a Notice of Redemption to the holders of our 8.625% senior subordinated notes due April 2008, and on April 1, 2003 we redeemed these notes and all associated guarantees at a redemption price of $1,043.13 per $1,000 principal amount of the notes together with accrued and unpaid interest to the date of redemption. The total redemption price was $45.2 million and resulted in the recognition of a pretax loss of approximately $.9 million, resulting from the redemption of the notes at prices higher than their carrying value on April 1, 2003. This loss will be recognized in the second quarter of 2003. The outstanding principal amount on these notes of $42.4 million and the related accrued interest is classified in current liabilities in our consolidated balance sheet as of March 31, 2003.

NOTE 4  INCOME TAXES

     Our effective income (benefit) tax rate was (10%) during the three months ended March 31, 2003 compared to 25% for the prior year period. This decrease resulted primarily from tax savings realized as a result of our corporate reorganization effective June 24, 2002. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various legislative proposals being considered by the U.S. Congress, and any responsive action taken by Nabors.

NOTE 5  COMMITMENTS AND CONTINGENCIES

  LITIGATION

     On May 23, 2002, Steve Rosenberg, an individual shareholder of Nabors, filed a complaint against Nabors and its directors in the United States District Court for the Southern District of Texas (Civil Action No. 02-1942), alleging that Nabors' May 10, 2002 proxy statement/prospectus contained certain material misstatements and omissions in violation of federal securities laws and state law. Nabors' May 10, 2002 proxy statement/prospectus was sent to shareholders in connection with the special meeting to consider and vote on Nabors' proposed reorganization and effective reorganization in Bermuda. The AFL-CIO moved to intervene

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES
in Civil Action No. 02-1942 and filed a complaint containing similar allegations. On June 5, 2002, Marilyn Irey, an individual shareholder of Nabors, filed a complaint in the United States District Court for the Southern District of Texas (Civil Action No. 02-2108) that is nearly identical to Steve Rosenberg's complaint. The three shareholders requested that the Court either enjoin the closing of the shareholder vote on the scheduled date or the effectuation of the reorganization. In addition, two of the shareholders (Steve Rosenberg and Marilyn Irey) purported to bring a class action on behalf of all shareholders, alleging that Nabors and its directors violated their state law fiduciary duties by making these alleged misstatements and omissions. These two shareholders, on behalf of their purported class, seek monetary damages for their state law claims. Since the beginning of the litigation, two of the shareholders (Steve Rosenberg and the AFL-CIO) amended their complaints, but did not add any substantive allegations.

     On June 13, 2002, the Court granted the AFL-CIO's motion to intervene. On June 15, 2002, the Court denied a motion for temporary restraining order brought by two of the shareholders (Steve Rosenberg and the AFL-CIO) in their attempts to prevent the closing of Nabors' reorganization and its effective reorganization in Bermuda. On July 2, 2002, the Court granted an agreed motion to consolidate Civil Action No. 02-2108 into Civil Action No. 02-1942. Nabors and its directors moved to dismiss the lawsuits of all three shareholders. On March 18, 2003, the Court granted our motion and dismissed all claims with prejudice. On April 14, 2003, Mr. Rosenberg filed an appeal of the United States District Court's decision to the United States Fifth Circuit Court of Appeals. The AFL-CIO and Ms. Irey did not appeal. Nabors and its directors believe that the allegations in this lawsuit are without merit, and Nabors and its directors will defend vigorously the claims brought against them. We are unable to predict the outcome of this appeal or the costs to be incurred in connection with our defense, and there can be no assurance that the appeal will be resolved in our favor.

     Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, our ultimate liability with respect to pending lawsuits is not expected to have a significant or material adverse effect on our consolidated financial position, results of operations or cash flows.

  GUARANTEES

     We enter into various agreements providing financial or performance assurance to third parties. Certain of these agreements act as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program and guarantees of residual value in certain of our operating lease agreements. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2002 which is based on future operating results of that business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

     Management believes that the likelihood that we would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                          MAXIMUM AMOUNT
                                        --------------------------------------------------
                                        REMAINDER
                                         OF 2003     2004     2005    THEREAFTER    TOTAL
                                        ---------   ------   ------   ----------   -------
                                                          (IN THOUSANDS)
Financial standby letters of credit...   $34,306    $2,705   $   --      $ --      $37,011
Guarantee of residual value in lease
  agreements..........................       333       418      694        --        1,445
Contingent consideration in
  acquisition.........................       769       769      769       193        2,500
                                         -------    ------   ------      ----      -------
Total.................................   $35,408    $3,892   $1,463      $193      $40,956
                                         -------    ------   ------      ----      -------

NOTE 6  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Net income (numerator):
  Net income -- basic.......................................   $48,057     $41,942
  Add interest expense on assumed conversion of our zero
     coupon convertible senior debentures, net of tax:
       $825 million due 2020(1).............................     1,920       1,873
       $1.381 billion due 2021(2)...........................        --          --
                                                               -------     -------
     Adjusted net income -- diluted.........................   $49,977     $43,815
                                                               -------     -------
Earnings per share:
     Basic..................................................   $   .33     $   .30
     Diluted................................................   $   .31     $   .28
Shares (denominator):
  Weighted average number of shares outstanding-basic(3)....   145,708     140,970
  Net effect of dilutive stock options and warrants based on
     the treasury stock method..............................     6,589       5,691
  Assumed conversion of our zero coupon convertible senior
     debentures:
       $825 million due 2020(1).............................     8,107       8,107
       $1.381 billion due 2021(2)...........................        --          --
                                                               -------     -------
Weighted average number of shares outstanding-diluted.......   160,404     154,768
                                                               -------     -------

---------------

(1) Diluted earnings per share for the three months ended March 31, 2003 and 2002 reflects the assumed conversion of our $825 million zero coupon convertible senior debentures due 2020, as the conversion in those periods would have been dilutive. The assumed conversion of these debentures would have been anti-dilutive and therefore not included in the calculation of the weighed average number of shares

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES
    outstanding-diluted had diluted earnings per share been at or below $.24 for the three months ended March 31, 2003 and 2002.

(2) Diluted earnings per share for the three months ended March 31, 2003 and 2002 excludes 8.5 million potentially dilutive shares issuable upon the conversion of our $1.381 billion zero coupon convertible senior debentures due 2021 because the inclusion of such shares would have been anti-dilutive, given the level of net income for those quarters. Net income for the three months ended March 31, 2003 and 2002 also excludes the related add-back of interest expense for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted average number of shares outstanding-diluted had diluted earnings per share been at or above $.35 for the three months ended March 31, 2003 and 2002.

(3) Includes the weighted average number of common shares of Nabors and the weighted average number of exchangeable shares of Nabors Exchangeco.

NOTE 7  SUPPLEMENTAL INCOME STATEMENT INFORMATION

     Other income includes the following:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
(Losses) gains on marketable securities, net................  $  (469)   $ 2,474
Gains (losses) on long-term assets, net.....................    2,440       (106)
Foreign currency transaction losses.........................     (181)       (47)
Corporate reorganization expense............................       --     (2,042)
Loss on derivative instruments..............................   (1,084)        --
Other.......................................................     (682)       218
                                                              -------    -------
                                                              $    24    $   497
                                                              -------    -------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTE 8  SEGMENT INFORMATION

     The following table sets forth financial information with respect to our reportable segments:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Reportable segments:
  Operating revenues and Earnings from unconsolidated
     affiliates:
     Contract drilling(1)...................................  $  414,009   $  358,433
     Manufacturing and logistics(2).........................      55,189       40,042
     Other(3)...............................................     (13,458)     (11,638)
                                                              ----------   ----------
          Total.............................................  $  455,740   $  386,837
                                                              ----------   ----------
  Adjusted income derived from operating activities:(4)
     Contract drilling(1)...................................  $   60,768   $   60,837
     Manufacturing and logistics(2).........................       5,637        9,530
     Other(5)...............................................     (10,396)      (9,310)
                                                              ----------   ----------
          Total.............................................  $   56,009   $   61,057
  Interest expense..........................................     (20,070)     (14,615)
  Interest income...........................................       7,693        9,251
  Other income..............................................          24          497
                                                              ----------   ----------
          Income before income taxes........................  $   43,656   $   56,190
                                                              ----------   ----------

                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   ------------
Total assets:
  Contract drilling(6)......................................  $3,449,293    $3,266,292
  Manufacturing and logistics(7)............................     326,725       343,365
  Other(5)..................................................   1,418,834     1,454,215
                                                              ----------    ----------
     Total..................................................  $5,194,852    $5,063,872
                                                              ----------    ----------

---------------

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $.9 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $5.0 million and $4.5 million for the three months ended March 31, 2003 and 2002, respectively.

(3) Includes the elimination of inter-segment manufacturing and logistics sales.

(4) Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to consolidated income before income taxes, which is a GAAP measure, is provided herein.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(6) Includes $24.7 million and $25.3 million of investments in unconsolidated affiliates, accounted for by the equity method, as of March 31, 2003 and December 31, 2002, respectively.

(7) Includes $38.3 million and $33.3 million of investments in unconsolidated affiliates, accounted for by the equity method, as of March 31, 2003 and December 31, 2002, respectively.

NOTE 9  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Industries, Inc. (Nabors Delaware), and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings 1, ULC in August 2002.

     The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present Nabors' and Nabors Delaware's investments in their subsidiaries using the equity method of accounting.

     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of March 31, 2003 and December 31, 2002 and statements of income and cash flows for the three months ended March 31, 2003 and 2002 of (a) Nabors, Parent/Guarantor after June 24, 2002 and Non-Parent/Non-Guarantor prior to June 24, 2002, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes due 2009, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                       MARCH 31, 2003
                                      --------------------------------------------------------------------------------
                                                     NABORS                   OTHER
                                        NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                       (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                      GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                                      ----------   ----------   --------   ------------   -------------   ------------
                                                                       (IN THOUSANDS)
                                                        ASSETS
Current assets:
  Cash and cash equivalents.........  $   25,263   $       47   $  5,265    $  408,509     $        --     $  439,084
  Marketable securities.............      12,160           --         21       365,378              --        377,559
  Accounts receivable, net..........          --           --         --       351,507              --        351,507
  Inventory and supplies............          --           --         --        20,680              --         20,680
  Prepaid expenses and other current
    assets..........................           1        2,125         --       197,795              --        199,921
                                      ----------   ----------   --------    ----------     -----------     ----------
         Total current assets.......      37,424        2,172      5,286     1,343,869              --      1,388,751
Marketable securities...............      17,490           --         --       451,101              --        468,591
Property, plant and equipment,
  net...............................          --           --         --     2,837,073              --      2,837,073
Goodwill, net.......................          --           --         --       316,851              --        316,851
Intercompany receivables............   2,077,838    2,171,974         --            --      (4,249,812)            --
Investments in affiliates...........     114,368    1,830,799    228,327     2,161,562      (4,272,060)        62,996
Other long-term assets..............          --       18,981      1,299       100,310              --        120,590
                                      ----------   ----------   --------    ----------     -----------     ----------
         Total assets...............  $2,247,120   $4,023,926   $234,912    $7,210,766     $(8,521,872)    $5,194,852
                                      ----------   ----------   --------    ----------     -----------     ----------

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt............................  $       --   $  492,173   $     --    $   45,818     $        --     $  537,991
  Trade accounts payable............           7           23          7       113,351              --        113,388
  Accrued liabilities...............         343       11,696      1,403       167,383              --        180,825
  Income taxes payable..............       1,400         (189)        --        13,231              --         14,442
                                      ----------   ----------   --------    ----------     -----------     ----------
         Total current
           liabilities..............       1,750      503,703      1,410       339,783              --        846,646
Long-term debt......................          --    1,348,465    223,300         3,314              --      1,575,079
Other long-term liabilities.........          --        4,846         --       121,609              --        126,455
Deferred income taxes...............      (2,342)      69,310     (2,646)      334,703              --        399,025
Intercompany payable................          65           --      5,041     4,244,706      (4,249,812)            --
                                      ----------   ----------   --------    ----------     -----------     ----------
         Total liabilities..........        (527)   1,926,324    227,105     5,044,115      (4,249,812)     2,947,205
                                      ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity................   2,247,647    2,097,602      7,807     2,166,651      (4,272,060)     2,247,647
                                      ----------   ----------   --------    ----------     -----------     ----------
         Total liabilities and
           shareholders' equity.....  $2,247,120   $4,023,926   $234,912    $7,210,766     $(8,521,872)    $5,194,852
                                      ----------   ----------   --------    ----------     -----------     ----------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                                      DECEMBER 31, 2002
                                       --------------------------------------------------------------------------------
                                                      NABORS                   OTHER
                                         NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                        (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                       GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                                       ----------   ----------   --------   ------------   -------------   ------------
                                                                        (IN THOUSANDS)
                                                        ASSETS
Current assets:
  Cash and cash equivalents..........  $   40,127   $       38   $    207    $  373,679     $        --     $  414,051
  Marketable securities..............       5,721           --         21       451,858              --        457,600
  Accounts receivable, net...........          --           --         --       277,735              --        277,735
  Inventory and supplies.............          --           --         --        20,524              --         20,524
  Prepaid expenses and other current
    assets...........................          --        2,607         --       197,391              --        199,998
                                       ----------   ----------   --------    ----------     -----------     ----------
         Total current assets........      45,848        2,645        228     1,321,187              --      1,369,908
Marketable securities................      19,378           --         --       439,770              --        459,148
Property, plant and equipment, net...          --           --         --     2,781,050              --      2,781,050
Goodwill, net........................          --           --         --       306,762              --        306,762
Intercompany receivables.............   2,009,672    2,158,524        140            --      (4,168,336)            --
Investments in affiliates............      84,887    1,773,633    221,484     2,092,224      (4,113,589)        58,639
Other long-term assets...............          --       20,150      1,220        66,995              --         88,365
                                       ----------   ----------   --------    ----------     -----------     ----------
         Total assets................  $2,159,785   $3,954,952   $223,072    $7,007,988     $(8,281,925)    $5,063,872
                                       ----------   ----------   --------    ----------     -----------     ----------

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt.............................  $       --   $  489,126   $     --    $    3,859     $        --     $  492,985
  Trade accounts payable.............           4           23         --        89,678              --         89,705
  Accrued liabilities................         217       10,168      3,930       138,549              --        152,864
  Income taxes payable...............         892         (189)        --        15,197              --         15,900
                                       ----------   ----------   --------    ----------     -----------     ----------
         Total current liabilities...       1,113      499,128      3,930       247,283              --        751,454
Long-term debt.......................          --    1,343,686    223,234        47,736              --      1,614,656
Other long-term liabilities..........          --        3,763         --       133,490              --        137,253
Deferred income taxes................         152       72,258     (1,560)      331,204              --        402,054
Intercompany payable.................          65           --         --     4,168,271      (4,168,336)            --
                                       ----------   ----------   --------    ----------     -----------     ----------
         Total liabilities...........       1,330    1,918,835    225,604     4,927,984      (4,168,336)     2,905,417
                                       ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity.................   2,158,455    2,036,117     (2,532)    2,080,004      (4,113,589)     2,158,455
                                       ----------   ----------   --------    ----------     -----------     ----------
         Total liabilities and
           shareholders' equity......  $2,159,785   $3,954,952   $223,072    $7,007,988     $(8,281,925)    $5,063,872
                                       ----------   ----------   --------    ----------     -----------     ----------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED MARCH 31, 2003
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                            ----------   ----------   --------   ------------   -------------   ------------
                                                             (IN THOUSANDS)
Revenues and other income:
  Operating revenues......   $    --      $    --     $    --      $449,837       $      --       $449,837
  Earnings from
     unconsolidated
     affiliates...........        --           --          --         5,903              --          5,903
  (Loss) earnings from
     consolidated
     affiliates...........    (6,717)      27,487       6,843        23,507         (51,120)            --
  Interest income.........       207           15          11         7,460              --          7,693
  Intercompany interest
     income...............    50,789       13,779          --            --         (64,568)            --
  Other income (expense),
     net..................     4,992       (1,083)         15        (3,900)             --             24
                             -------      -------     -------      --------       ---------       --------
     Total revenues and
       other income.......    49,271       40,198       6,869       482,807        (115,688)       463,457
                             -------      -------     -------      --------       ---------       --------
Costs and other
  deductions:
  Direct costs............        --           --          --       304,560              --        304,560
  General and
     administrative
     expenses.............       661         (172)         17        40,739              --         41,245
  Depreciation and
     amortization.........        --           --          --        53,926              --         53,926
  Interest expense........        --       16,386       2,868           816              --         20,070
  Intercompany interest
     expense..............        --           --          --        64,568         (64,568)            --
                             -------      -------     -------      --------       ---------       --------
     Total costs and other
       deductions.........       661       16,214       2,885       464,609         (64,568)       419,801
                             -------      -------     -------      --------       ---------       --------
Income before income
  taxes...................    48,610       23,984       3,984        18,198         (51,120)        43,656
                             -------      -------     -------      --------       ---------       --------
Income tax expense
  (benefit)...............       553       (1,296)     (1,086)       (2,572)             --         (4,401)
                             -------      -------     -------      --------       ---------       --------
Net income................   $48,057      $25,280     $ 5,070      $ 20,770       $ (51,120)      $ 48,057
                             -------      -------     -------      --------       ---------       --------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                    THREE MONTHS ENDED MARCH 31, 2002
                             --------------------------------------------------------------------------------
                               NABORS
                               (NON-        NABORS                   OTHER
                              PARENT/      DELAWARE     NABORS    SUBSIDIARIES
                                NON-       (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                             GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                             ----------   ----------   --------   ------------   -------------   ------------
                                                              (IN THOUSANDS)
Revenues and other income:
  Operating revenues.......    $  --       $    --      $  --       $381,199       $     --        $381,199
  Earnings from
     unconsolidated
     affiliates............       --            --         --          5,638             --           5,638
  Earnings from
     consolidated
     affiliates............       --        43,572         --             --        (43,572)             --
  Interest income..........       --            20         --          9,231             --           9,251
  Intercompany interest
     income................       --        13,948         --             --        (13,948)             --
  Other (expense) income,
     net...................       --        (2,413)        --          2,910             --             497
                               -----       -------      -----       --------       --------        --------
     Total revenues and
       other income........       --        55,127         --        398,978        (57,520)        396,585
                               -----       -------      -----       --------       --------        --------
Costs and other deductions:
  Direct costs.............       --            --         --        249,433             --         249,433
  General and
     administrative
     expenses..............       --           143         --         32,523             --          32,666
  Depreciation and
     amortization..........       --            --         --         43,681             --          43,681
  Interest expense.........       --        14,000         --            615             --          14,615
  Intercompany interest
     expense...............       --            --         --         13,948        (13,948)             --
                               -----       -------      -----       --------       --------        --------
     Total costs and other
       deductions..........       --        14,143         --        340,200        (13,948)        340,395
                               -----       -------      -----       --------       --------        --------
Income before income
  taxes....................       --        40,984         --         58,778        (43,572)         56,190
                               -----       -------      -----       --------       --------        --------
Income tax (benefit)
  expense..................       --          (958)        --         15,206             --          14,248
                               -----       -------      -----       --------       --------        --------
Net income.................    $  --       $41,942      $  --       $ 43,572       $(43,572)       $ 41,942
                               -----       -------      -----       --------       --------        --------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED MARCH 31, 2003
                                   --------------------------------------------------------------------------------
                                                  NABORS                   OTHER
                                     NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                    (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                   GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                                   ----------   ----------   --------   ------------   -------------   ------------
                                                                    (IN THOUSANDS)
Net cash (used for) provided by
  operating activities...........   $(15,250)    $ 5,437      $   --     $  45,945       $(10,099)      $  26,033
                                    --------     -------      ------     ---------       --------       ---------
Cash flows from investing
  activities:
  Purchase of marketable
     securities, available-for-
     sale........................    (15,714)         --          --      (197,302)            --        (213,016)
  Sales of marketable securities,
     available-for- sale.........     11,168          --          --       268,086             --         279,254
  Cash paid for investments in
     consolidated affiliates.....         --      (5,271)         --        (5,271)        10,542              --
  Capital expenditures...........         --          --          --       (81,966)            --         (81,966)
  Proceeds from sales of assets
     and insurance claims........         --          --          --         3,552             --           3,552
                                    --------     -------      ------     ---------       --------       ---------
Net cash used for investing
  activities.....................     (4,546)     (5,271)         --       (12,901)        10,542         (12,176)
                                    --------     -------      ------     ---------       --------       ---------
Cash flows from financing
  activities:
  Increase in cash overdrafts....         --          --          --         5,634             --           5,634
  Decrease in restricted cash....         --          --          --           810             --             810
  Reduction of long-term debt....         --          --          --        (1,183)            --          (1,183)
  Debt issuance costs............         --        (157)       (213)           --             --            (370)
  Proceeds from issuance of
     common shares...............      4,932          --          --            --             --           4,932
  Proceeds from parent
     contributions...............         --          --       5,271         5,271        (10,542)             --
  Dividends paid.................         --          --          --       (10,099)        10,099              --
                                    --------     -------      ------     ---------       --------       ---------
Net cash provided by (used for)
  financing activities...........      4,932        (157)      5,058           433           (443)          9,823
                                    --------     -------      ------     ---------       --------       ---------
Effect of exchange rate changes
  on cash and cash equivalents...         --          --          --         1,353             --           1,353
                                    --------     -------      ------     ---------       --------       ---------
Net increase (decrease) in cash
  and cash equivalents...........    (14,864)          9       5,058        34,830             --          25,033
Cash and cash equivalents,
  beginning of period............     40,127          38         207       373,679             --         414,051
                                    --------     -------      ------     ---------       --------       ---------
Cash and cash equivalents, end of
  period.........................   $ 25,263     $    47      $5,265     $ 408,509       $     --       $ 439,084
                                    --------     -------      ------     ---------       --------       ---------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                        THREE MONTHS ENDED MARCH 31, 2002
                               ------------------------------------------------------------------------------------
                                                  NABORS                   OTHER
                                   NABORS        DELAWARE     NABORS    SUBSIDIARIES
                                (NON-PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                               NON-GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                               --------------   ----------   --------   ------------   -------------   ------------
                                                                  (IN THOUSANDS)
Net cash provided by
  operating activities.......      $  --         $    41      $  --      $ 103,322         $  --        $ 103,363
                                   -----         -------      -----      ---------         -----        ---------
Cash flows from investing
  activities:
  Purchase of marketable
     securities,
     available-for-sale......         --              --         --        (50,569)           --          (50,569)
  Sales of marketable
     securities,
     available-for-sale......         --              --         --         72,271            --           72,271
  Cash paid for acquisitions
     of businesses, net......         --              --         --        (52,181)           --          (52,181)
  Capital expenditures.......         --              --         --       (100,938)           --         (100,938)
  Proceeds from sales of
     assets and insurance
     claims..................         --              --         --            982            --              982
                                   -----         -------      -----      ---------         -----        ---------
Net cash used for investing
  activities.................         --              --         --       (130,435)           --         (130,435)
                                   -----         -------      -----      ---------         -----        ---------
Cash flows from financing
  activities:
  Decrease in restricted
     cash....................         --              --         --            165            --              165
  Reduction of long-term
     debt....................         --          (5,048)        --         (3,172)           --           (8,220)
  Proceeds from issuance of
     common shares...........         --           2,806         --             --            --            2,806
                                   -----         -------      -----      ---------         -----        ---------
Net cash used for financing
  activities.................         --          (2,242)        --         (3,007)           --           (5,249)
                                   -----         -------      -----      ---------         -----        ---------
Effect of exchange rate
  changes on cash and cash
  equivalents................         --              --         --            481            --              481
                                   -----         -------      -----      ---------         -----        ---------
Net decrease in cash and cash
  equivalents................         --          (2,201)        --        (29,639)           --          (31,840)
Cash and cash equivalents,
  beginning of period........         --           2,201         --        196,242            --          198,443
                                   -----         -------      -----      ---------         -----        ---------
Cash and cash equivalents,
  end of period..............      $  --         $    --      $  --      $ 166,603         $  --        $ 166,603
                                   -----         -------      -----      ---------         -----        ---------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Nabors Industries Ltd.:

     We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of March 31, 2003, and the related consolidated statements of income, of cash flows and of changes in shareholders' equity for the three-month periods ended March 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, of cash flows and of changes in shareholders' equity for the year then ended (not presented herein), and in our report dated January 29, 2003, except for Note 21, as to which the date is March 18, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
April 29, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF OPERATIONS

     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada. We own over 900 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and over 200 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 43 platform, 16 jack-up and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs.

     To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including oilfield management, engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. Our land transportation and hauling fleet includes 240 rig and oilfield equipment hauling tractor-trailers and a number of cranes, loaders and light-duty vehicles. We maintain over 290 fluid hauling trucks, approximately 700 fluid storage tanks, eight saltwater disposal wells and other auxiliary equipment used in domestic drilling, workover and well-servicing operations. In addition, we own a fleet of 30 marine transportation and supply vessels, primarily in the Gulf of Mexico, which provide transportation of drilling materials, supplies and crews for offshore operations. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment and rig reporting software.

     Our overall business is conducted through two major segments: (1) Contract Drilling and (2) Manufacturing and Logistics. Our Contract Drilling segment includes our drilling, workover and well-servicing operations, on land and offshore, and our Manufacturing and Logistics segment includes our marine transportation and supply services, top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. A discussion of market trends and outlook for our industry and our results of operations for the three months ended March 31, 2003 and 2002 are included below. This discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2002.

     As used in this Report, "we", "us", "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries. Nabors became the publicly traded parent company of the Nabors group of companies, effective June 24, 2002, pursuant to the corporate reorganization described in our Annual Report on Form 10-K for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

     We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors must recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "will", "should", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements.

     You should consider the following key factors when evaluating these forward-looking statements:

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

     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission under Item I, Part VI, "Risk Factors."

MARKET TRENDS AND OUTLOOK

     The decline in the price of natural gas and oil over the period beginning in the third quarter of 2001 and extending through the latter part of the first quarter of 2002 resulted in a decline in drilling activity across all of our key North American markets. Natural gas and oil prices began to recover in the first quarter of 2002 as a result of falling natural gas production and storage levels. However, a recovery in North American land drilling activity did not materialize until the first quarter of 2003 and a recovery in North American offshore drilling activity has yet to occur. This time lag in spending was attributable to the need for significantly higher natural gas prices to offset the increased cost and risk of finding and developing incremental gas production along with the uncertainty that prices will sustain at such levels. Sufficiently higher prices did not materialize until the fourth quarter of 2002 and there is generally a two to three quarter lead time in implementing increased spending following higher cash flow realizations by our customers.

     The higher-than-anticipated pricing for natural gas and oil has continued into 2003, and the continued fall in natural gas production and storage levels resulting from lower drilling activity is increasing the likelihood that higher average prices will be sustained over the intermediate term. We expect these factors to result in an improvement in U.S. Lower 48 land drilling activity during the remainder of 2003.

     The following table sets forth certain industry data that are reflective of historical market conditions:

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                      ---------------
                                                       2003     2002    INCREASE (DECREASE)
                                                      ------   ------   -------------------
Industry data:
  Commodity prices:(1)
     Average Henry Hub natural gas spot price
       ($/mcf)......................................  $ 6.38   $ 2.53    $ 3.85      152 %
     Average West Texas intermediate crude oil spot
       price ($/barrel).............................  $33.96   $21.58    $12.38       57 %
  Rig count data:(2)
     Average U.S. land rig count....................     773      679        94       14 %
     Average U.S. offshore rig count................     108      121       (13)     (11)%
     Average Canadian land rig count................     488      377       111       29 %
     Average International land rig count...........     531      507        24        5 %

---------------

(1) Source: Bloomberg

(2) Source: Baker Hughes

RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to our reportable segments and rig activity:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  -------------------
                                                    2003       2002     INCREASE (DECREASE)
                                                  --------   --------   --------------------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Operating revenues and Earnings from
  unconsolidated affiliates:
  Contract drilling:(1)
     U.S. Land Drilling(2)......................  $127,656   $149,153    $(21,497)    (14)%
     U.S. Land Well-servicing...................    76,660     73,703       2,957       4 %
     U.S. Offshore..............................    21,714     27,472      (5,758)    (21)%
     Canada.....................................   100,788     28,017      72,771     260 %
     International..............................    87,191     80,088       7,103       9 %
                                                  --------   --------    --------
       Subtotal contract drilling(3)............   414,009    358,433      55,576      16 %
  Manufacturing and logistics(4)(5).............    55,189     40,042      15,147      38 %
  Other(6)......................................   (13,458)   (11,638)     (1,820)    (16)%
                                                  --------   --------    --------
     Total......................................  $455,740   $386,837    $ 68,903      18 %
                                                  --------   --------    --------

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  -------------------
                                                    2003       2002     INCREASE (DECREASE)
                                                  --------   --------   --------------------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Adjusted cash flows derived from operating
  activities:(7)
  Contract drilling:
     U.S. Land Drilling.........................  $ 32,213   $ 41,692    $ (9,479)    (23)%
     U.S. Land Well-servicing...................    15,145     14,539         606       4 %
     U.S. Offshore..............................     1,103      1,961        (858)    (44)%
     Canada.....................................    33,253     12,634      20,619     163 %
     International..............................    28,142     29,902      (1,760)     (6)%
                                                  --------   --------    --------
       Subtotal contract drilling...............   109,856    100,728       9,128       9 %
  Manufacturing and logistics...................    10,867     13,709      (2,842)    (21)%
  Other(8)......................................   (10,788)    (9,699)     (1,089)    (11)%
                                                  --------   --------    --------
     Total......................................  $109,935   $104,738    $  5,197       5 %
Depreciation and amortization...................   (53,926)   (43,681)    (10,245)    (23)%
                                                  --------   --------    --------
Adjusted income derived from operating
  activities(9).................................    56,009     61,057      (5,048)     (8)%
Interest expense................................   (20,070)   (14,615)     (5,455)    (37)%
Interest income.................................     7,693      9,251      (1,558)    (17)%
Other income, net...............................        24        497        (473)    (95)%
                                                  --------   --------    --------
Income before income taxes......................  $ 43,656   $ 56,190    $(12,534)    (22)%
                                                  --------   --------    --------
Net cash provided by operating activities(7)....  $ 26,033   $103,363    $(77,330)    (75)%
                                                  --------   --------    --------
Rig years:(10)
  U.S. Land Drilling............................     117.6      119.0        (1.4)     (1)%
  U.S. Offshore.................................      13.4       14.9        (1.5)    (10)%
  Canada........................................      58.8       27.0        31.8     118 %
  International(11).............................      57.1       52.3         4.8       9 %
                                                  --------   --------    --------
     Total rig years............................     246.9      213.2        33.7      16 %
                                                  --------   --------    --------
Rig hours:(12)
  U.S. Land Well-servicing......................   273,513    242,279      31,234      13 %
  Canada Well-servicing(13).....................    92,702         --      92,702       --
                                                  --------   --------    --------
     Total rig hours............................   366,215    242,279     123,936      51 %
                                                  --------   --------    --------

---------------

 (1) This segment includes our drilling, workover and well-servicing operations, on land and offshore.

 (2) U.S. Land Drilling is comprised of our Alaska and U.S. Lower 48 drilling operating units.

 (3) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $.9 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively.

 (4) This segment includes our marine transportation and supply services, top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operating units.

 (5) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $5.0 million and $4.5 million for the three months ended March 31, 2003 and 2002, respectively.

 (6) Includes the elimination of inter-segment manufacturing and logistics sales.

 (7) Adjusted cash flows derived from operating activities is computed by: subtracting direct costs and general and administrative expenses from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units based on several criteria, including adjusted cash flows derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing performance of our business units. The following is a reconciliation of net cash provided by operating activities from our consolidated statements of cash flows, which is a GAAP measure, to this non-GAAP measure:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                                 2003       2002
                                                               --------   --------
                                                                 (IN THOUSANDS)
 Net cash provided by operating activities...................  $ 26,033   $103,363
                                                               --------   --------
 Interest expense............................................    20,070     14,615
 Interest income.............................................    (7,693)    (9,251)
 Other income................................................       (24)      (497)
 Current income tax expense..................................     4,060      4,443
 Deferred financing costs amortization.......................    (1,397)    (1,098)
 Discount amortization on long-term debt.....................    (7,908)    (7,597)
 Amortization of loss on cash flow hedges....................       (37)        --
 Gains (losses) on long-term assets, net.....................     2,440       (106)
 (Losses) gains on marketable securities.....................      (469)     2,474
 Loss on derivative instruments..............................    (1,084)        --
 Foreign currency transaction losses.........................      (181)       (47)
 Loss on early extinguishment of debt........................        --       (202)
 Equity in earnings of unconsolidated affiliates, net of
   dividends.................................................     5,903      3,439
 Decrease (increase), net of effects from acquisitions, from
   changes in balance sheet accounts.........................    70,222     (4,798)
                                                               --------   --------
 Adjusted cash flow derived from operating activities........  $109,935   $104,738
                                                               --------   --------

 (8) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

 (9) Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to consolidated income before income taxes, which is a GAAP measure, is provided herein.

(10) Excludes well-servicing rigs. Includes our percentage ownership of rigs from unconsolidated affiliates. Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(11) International rig years include our percentage ownership of rigs from unconsolidated affiliates which totaled 3.0 years and 2.5 years during the three months ended March 31, 2003 and 2002, respectively.

(12) Rig hours represents the number of hours that our well-servicing rig fleet operated during the period.

(13) The Canada well-servicing operation was acquired during April 2002 as part of our acquisition of Enserco Energy Service Company Inc.

  THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31,
  2002

     Operating revenues and Earnings from unconsolidated affiliates for the three months ended March 31, 2003 totaled $455.7 million, representing an increase of $68.9 million, or 18%, as compared to the prior year period. Current quarter adjusted cash flows derived from operating activities, adjusted income derived from operating activities and net income totaled $109.9 million, $56.0 million and $48.1 million ($.31 per diluted share), respectively, representing increases (decreases) of 5%, (8%) and 15% compared to the prior year period.

     The increase in our Operating revenues and Earnings from unconsolidated affiliates and adjusted cash flows derived from operating activities during the current three-month period as compared to the prior year period primarily resulted from higher revenues realized by our Canadian operations. This increase was only partially offset by a decline in operating results for our U.S. Land Drilling business. The improvement in results from our Canadian operations resulted from a significant increase in drilling activity primarily from our acquisition of Enserco Energy Service Company Inc. in April 2002. The Enserco acquisition increased the number of drilling rigs owned and operated by Nabors in Canada by 30 drilling rigs while also adding over 200 well-servicing rigs. Additionally, the level of drilling activity for our Canadian land drilling business increased during the current quarter as a result of higher average price levels for natural gas. The decline in results for our U.S. Land Drilling business resulted from lower average dayrates in the current quarter resulting from the weakness in this market over the period beginning in the second quarter of 2001 and extending through the end of 2002. Our results for the current quarter were also positively impacted by business interruption insurance proceeds received related to damage incurred on one of our land drilling rigs in Alaska during 2001 (see discussion below). The decrease in adjusted income derived from operating activities is attributable to a 23% increase in depreciation and amortization expense in the current quarter compared to the prior year quarter as a result of the acquisitions of Ryan Energy Technologies, Inc. and Enserco as well as other capital expenditures during 2002.

     Natural gas prices are the primary driver of our U.S. Lower 48 land, Canadian land and U.S. Offshore (Gulf of Mexico) operations while oil prices are the primary driver of our Alaskan, International and U.S. Well-servicing operations. Natural gas and oil prices began increasing in the latter part of the first quarter of 2002, and averaged $6.38 per million cubic feet (mcf) and $33.96 per barrel, respectively, during the current year quarter, as compared to $2.53 per mcf and $21.58 per barrel for the prior year period.

     Our operating results for the second quarter of 2003 are expected to decrease from levels realized during the current quarter primarily as a result of an expected seasonal decline in activity for our Canadian and, to a lesser extent, our Alaskan operations. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter, and then generally increase over the last half of the year. As a result of our recent acquisitions in Canada, this seasonality is having a more significant impact on our overall results for the first time as our Canadian operations represent a larger portion of our overall operations. Our operating results for the second quarter of 2003 will also decline as compared to our operating results for the current quarter as a result of the seasonal decline in Alaska and the impact of the business interruption insurance recorded by this unit in the current quarter, which will not recur. We expect to see a continued improvement in activity for our U.S. Land Drilling operations during the second quarter and the remainder of 2003. We also expect a recovery in our U.S. Offshore (Gulf of Mexico) operations during 2003 but at this time are uncertain as to the timing of this recovery. Results for the remainder of 2003 should also be positively impacted by the addition of new contracts in our International business.

     Contract drilling. The business units that comprise this segment contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore. For the three months ended March 31, 2003, Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $414.0 million and adjusted cash flow derived from operating activities totaled $109.9 million, representing increases of 16% and 9%, respectively, compared to the prior year quarter. Rig years (excluding well-servicing rigs) increased to 246.9 years during the first quarter of 2003 from 213.2 years during the prior year quarter.

     U.S. Land Drilling Operating revenues, and adjusted cash flow derived from operating activities totaled $127.7 million and $32.2 million, respectively, representing decreases of 14% and 23%, respectively, compared to the prior year quarter. As discussed above, these decreases resulted from lower average dayrates in the current quarter resulting from the weakness in this market over the period beginning in the second quarter of 2001 and extending through the end of 2002. Drilling activity for our U.S. Land Drilling operations was essentially flat on a period-over-period basis decreasing slightly to 117.6 years during the current quarter from 119.0 years in the prior year quarter. Our U.S. Land Drilling unit's operating results for the three months ended March 31, 2003 also include an incremental $5.7 million, representing business interruption insurance proceeds related to damage incurred on one of our land drilling rigs in Alaska during 2001. We also recorded a $1.9 million gain as a result of a casualty insurance settlement in excess of the carrying value of the damaged portion of this rig, which is included in other income in our consolidated statement of income for the three months ended March 31, 2003.

     U.S. Land Well-servicing Operating revenues, and adjusted cash flow derived from operating activities totaled $76.7 million and $15.1 million, respectively, representing increases of 4% compared to the prior year quarter. The improved results for the current quarter resulted from an increase in well-servicing activity driven by improved levels of capital spending by our customers in the first quarter of 2003. The higher capital spending resulted from the improvement in oil prices which began in 2002 and was sustained during the first quarter of 2003. U.S. Land Well-servicing hours increased to 273,513 hours during the current quarter from 242,279 hours during the prior year quarter. The increase in well-servicing results was partially offset by lower activity from other services, including our hyper-cleaning, foam air injection, coil tubing, cementing, plugging and abandonment, and labor contract services.

     U.S. Offshore Operating revenues, and adjusted cash flow derived from operating activities totaled $21.7 million and $1.1 million, respectively, representing decreases of 21% and 44%, respectively, compared to the prior year quarter. These decreases resulted from lower rig years and lower average dayrates. This negative trend is a result of the decline in natural gas prices over the period beginning in the third quarter of 2001 and extending through the latter part of the first quarter of 2002. As discussed above, natural gas prices increased throughout the remainder of 2002, however, these higher price levels have not yet resulted in a recovery of U.S. offshore drilling activity. Offshore rig years decreased to 13.4 years during the current quarter from 14.9 years during the prior year quarter.

     Canadian Operating revenues, and adjusted cash flow derived from operating activities totaled $100.8 million and $33.3 million, respectively, representing substantial increases of 260% and 163%, respectively, compared to the prior year quarter. As discussed above, these increases reflect an increase in both well-servicing revenues and drilling revenues which resulted from the acquisition of Enserco in April 2002 and an overall increase in Canadian drilling activity. Rig years in Canada increased substantially to 58.8 years during the current quarter from 27.0 years during the prior year quarter. Canadian Well-servicing hours totaled 92,702 hours for the three months ended March 31, 2003 compared to none for the prior year quarter as our Canadian Well-servicing operations were acquired as part of the acquisition of Enserco in April 2002.

     International Operating revenues and Earnings from unconsolidated affiliates totaled $87.2 million representing an increase of 9% compared to the prior year quarter, and adjusted cash flow derived from operating activities totaled $28.1 million representing a decrease of 6% compared to the prior year quarter. The increase in revenues and Earnings from unconsolidated affiliates resulted from new contracts for our operation in Mexico. This increase in revenues from our Mexico operations did not fully offset declines in operating results for certain of our other International operations, resulting in a decrease in Adjusted cash flow derived from operating activities for our International business. This decline in operating results was primarily related to our operations in South America, primarily in Ecuador, Brazil and Trinidad. International rig years increased to 57.1 years during the current quarter from
52.3 years during the prior year quarter.

     Manufacturing and logistics. This segment includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates were $55.2 million during the current quarter, representing an increase of 38% compared with the prior year quarter. Adjusted cash flow derived from operating activities for this segment decreased to $10.9 million compared to $13.7 million, representing a decrease of 21% compared to the prior year quarter. The increase in revenues for this segment primarily resulted from the acquisition of Ryan during the fourth quarter of 2002. While Ryan's results have been additive to our revenues, losses realized from this new business in addition to decreased results from our marine transportation operations have resulted in lower profitability for this segment as compared to the prior year quarter.

     Other Financial Information. Our gross margin percentage decreased to 32.3% in the current quarter from 34.6% in the prior year quarter. This percentage is calculated by dividing gross margin by operating revenues. Gross margin is calculated by subtracting direct costs from operating revenues. The decrease in our gross margin percentage during the three months ended March 31, 2003 primarily resulted from lower average dayrates in our U.S. Lower 48 land drilling operations and lower average margins for our Canadian operations. The decrease in margins for our Canadian operations reflects the addition of well-servicing operations in Canada in April 2002 which tend to have lower margins than drilling operations. The substantial increase in Canadian revenues in the current quarter compared to the prior year quarter discussed above resulted in this decrease in Canadian margins having a larger impact on our overall gross margin percentage.

     General and administrative expenses increased by $8.6 million, or 26%, in the current quarter compared to the prior year quarter resulting from increases related to our recent Canadian acquisitions partially offset by decreased rig activity in our U.S. Offshore operations. As a percentage of operating revenues, general and administrative expenses increased during the current quarter (9.2% vs. 8.6%).

     Depreciation and amortization expense increased by $10.2 million, or 23%, in the current quarter compared to the prior year quarter. Depreciation and amortization expense increased as a result of the acquisitions of Ryan and Enserco as well as other capital expenditures during 2002.

     Interest expense increased by $5.5 million, or 37%, in the current quarter compared to the prior year quarter primarily as a result of higher average outstanding debt balances, resulting from the August 2002 issuance of our $225 million aggregate principal amount of 4.875% senior notes due 2009 and $275 million aggregate principal amount of 5.375% senior notes due 2012, which added $2.9 million and $2.3 million, respectively, to interest expense for the three months ended March 31, 2003. Interest income decreased by $1.6 million, or 17%, in the current quarter reflecting lower average yields on investments resulting from the overall declining interest rate environment partially offset by higher cash and marketable securities balances.

     Other income decreased by $.5 million, or 95%, in the current quarter compared to the prior year quarter. Other income for the three months ended March 31, 2003 includes $2.4 million in gains on long-term assets primarily resulting from the $1.9 million gain on the casualty insurance settlement in our Alaskan operations offset by a mark-to-market loss of approximately $1.1 million recorded on our range cap and floor derivative instrument and a net loss on marketable securities of approximately $.5 million. Other income for the three months ended March 31, 2002 includes a net gain on marketable securities of approximately $2.5 million partially offset by the recognition of approximately $2.0 million in corporate reorganization expense.

     Our effective income (benefit) tax rate was (10%) during the three months ended March 31, 2003 compared to 25% for the prior year period. This decrease resulted primarily from tax savings resulting from our corporate reorganization effective June 24, 2002. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various legislative proposals being considered by the U.S. Congress, and any responsive action taken by Nabors.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

     Operating Activities. Net cash provided by operating activities totaled $26.0 million during the three months ended March 31, 2003, compared to net cash provided by operating activities totaling $103.4 million during the prior year period. This decrease is primarily due to cash used for the increase in our working capital accounts as compared to the prior year when the decrease in our working capital accounts provided cash. This decrease was only partially offset by the increase in our net income during the current quarter compared to the prior year quarter. During the three months ended March 31, 2003, net income was increased for non-cash items such as depreciation and amortization expense and was reduced for our deferred income tax benefit and Earnings from unconsolidated affiliates. During the three months ended March 31, 2002, net income was increased for non-cash items such as depreciation and amortization expense and deferred income tax expense and was reduced for gains on marketable securities and Earnings from unconsolidated affiliates.

     Investing Activities. Net cash used for investing activities totaled $12.2 million during the three months ended March 31, 2003, compared to $130.4 million used during the prior year period. During the current period, cash was primarily provided by sales, net of purchases, of marketable securities and was used primarily for capital expenditures. During the prior year period, cash was primarily used for capital expenditures, the acquisition of 20.5% of the issued and outstanding shares of Enserco and purchases, net of sales, of marketable securities.

     Financing Activities. Financing activities provided cash totaling $9.8 million during the three months ended March 31, 2003 compared to cash used for financing activities of $5.2 million during the prior year period. During the current period, cash was primarily provided by an increase in cash overdrafts and our receipt of proceeds from the exercise of options to acquire 282,000 of our common shares, partially offset by cash used for the reduction of long-term debt. During the prior year period, cash was primarily used for the reduction of long-term debt, partially offset by cash provided by our receipt of proceeds from the exercise of options to acquire 186,000 shares of Nabors Industries, Inc. common stock.

  FUTURE CASH REQUIREMENTS

     As of March 31, 2003, we had long-term debt, including current maturities, of $2.11 billion and cash and cash equivalents and investments in marketable securities of $1.29 billion.

     Our $825 million zero coupon convertible senior debentures due 2020 can be put back to us on June 20, 2003 for a purchase price equal to the issue price plus accrued original issue discount. Based on the ability of the debenture holders to exercise their put option on June 20, 2003, the outstanding principal amount on these debentures of $492.2 million is classified in current liabilities in our consolidated balance sheet as of March 31, 2003.

     On February 21, 2003, we issued a Notice of Redemption to the holders of our 8.625% senior subordinated notes due April 2008, and on April 1, 2003 we redeemed these notes and all associated guarantees at a redemption price of $1,043.13 per $1,000 principal amount of the notes together with accrued and unpaid interest to the date of redemption. The total redemption price was $45.2 million and resulted in the recognition of a pretax loss of approximately $.9 million, resulting from the redemption of the notes at prices higher than their carrying value on April 1, 2003, which will be recorded in the second quarter of 2003. The outstanding principal amount on these notes of $42.4 million is classified in current liabilities in our consolidated balance sheet as of March 31, 2003. Additionally, our 6.8% senior notes are due April 15, 2004 for an aggregate principal amount of $295.3 million.

     As of March 31, 2003, we had outstanding capital expenditure purchase commitments of approximately $18.7 million, primarily for rig-related enhancing and sustaining capital expenditures. We have historically completed a number of acquisitions during down markets and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of our common stock. Future acquisitions may be paid for using existing cash or issuance of debt or Nabors stock. Such capital expenditures and acquisitions are at our discretion and will depend on our view of market conditions and other factors.

  GUARANTEES

     We enter into various agreements providing financial or performance assurance to third parties. Certain of these agreements act as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program and guarantees of residual value in certain of our operating lease agreements. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2002 which is based on future operating results of that business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

     Management believes that the likelihood that we would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                          MAXIMUM AMOUNT
                                        --------------------------------------------------
                                        REMAINDER
                                         OF 2003     2004     2005    THEREAFTER    TOTAL
                                        ---------   ------   ------   ----------   -------
                                                          (IN THOUSANDS)
Financial standby letters of credit...   $34,306    $2,705   $   --      $ --      $37,011
Guarantee of residual value in lease
  agreements..........................       333       418      694        --        1,445
Contingent consideration in
  acquisition.........................       769       769      769       193        2,500
                                         -------    ------   ------      ----      -------
Total.................................   $35,408    $3,892   $1,463      $193      $40,956
                                         -------    ------   ------      ----      -------

  FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

     As of March 31, 2003, we had cash and cash equivalents and investments in marketable securities of $1.29 billion and working capital of $542.1 million. This compares to cash and cash equivalents and investments in marketable securities of $1.33 billion and working capital of $618.5 million as of December 31, 2002.

     The decrease in cash and cash equivalents and investments in marketable securities relates primarily to capital expenditures in excess of cash provided by operating activities in the current quarter. The decrease in working capital relates primarily to a decrease in cash and cash equivalents and short-term marketable securities, the reclassification of $42.4 million principal amount of our 8.625% senior subordinated notes due April 2008 to current liabilities as of March 31, 2003, and an increase in accounts payable and accrued liabilities in the current quarter. This decrease was partially offset by an increase in accounts receivable balances resulting from higher revenues in March 2003 as compared to December 2002.

     Our funded debt to capital ratio was 0.48:1 as of March 31, 2003, compared to 0.49:1 as of December 31, 2002. Our net funded debt to capital ratio was 0.27:1 as of March 31, 2003, compared to 0.26:1 as of December 31, 2002. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable securities ($1.29 billion as of March 31, 2003, and $1.33 billion as of December 31, 2002) against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. These ratios are methods for calculating the amount of leverage a company has in relation to its capital.

     We have two letter of credit facilities and a Canadian line of credit facility with various banks as of March 31, 2003. Availability and borrowings under our credit facilities as of March 31, 2003 are as follows:

                                                              (IN THOUSANDS)
Credit available............................................     $ 80,190
Letters of credit outstanding...............................      (47,545)
                                                                 --------
Remaining availability......................................     $ 32,645
                                                                 --------

     Additionally, we also have $5.5 million in letters of credit outstanding under a letter of credit facility that expired on September 5, 2002. As these letters of credit mature they will be reissued under existing letter of credit facilities, as necessary.

     We have a shelf registration statement on file with the Securities and Exchange Commission to allow us to offer, from time to time, up to $700 million in debt securities, guarantees of debt securities, preferred shares, depository shares, common shares, share purchase contracts, share purchase units and warrants. We currently have not issued any securities registered under this registration statement.

     Our current cash and cash equivalents, investments in marketable securities and projected cash flow generated from current operations are expected to more than adequately finance our sustaining capital expenditures and our debt service requirements for the next twelve months, including the redemption of our 8.625% senior subordinated notes due April 2008 on April 1, 2003 and the possible redemption of our $825 million zero coupon convertible senior debentures due 2020 which can be put back to us on June 20, 2003.

  RECENT ACCOUNTING PRONOUNCEMENTS

     We adopted Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective April 1, 2002. Due to the nature of our business, Financial Accounting Standards Board (FASB) Statements No. 44 and 64, and Amendment of FASB Statement No. 13 are not applicable. SFAS 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and states that gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." APB 30 defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Accordingly, we no longer classify gains and losses from extinguishment of debt that are usual and frequent as extraordinary items, and we reclassified to other income all similar debt extinguishment items that had been reported as extraordinary items in prior accounting periods. In conjunction with adopting SFAS 145 in 2002, we reclassified an extraordinary loss recorded during the three months ended March 31, 2002 totaling $.13 million, net of taxes of $.08 million, to other income with the related income tax component reclassified to income tax expense. This reclassification had no impact on net income.

     We adopted Emerging Issues Task Force (EITF) No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," in the second quarter of 2002. Previously, we recognized reimbursements received as a reduction to the related direct costs. EITF 01-14 requires that reimbursements received be included in operating revenues and "out-of-pocket" expenses be included in direct costs. Accordingly, reimbursements received from our customers have been reclassified to revenues for the three months ended March 31, 2002. The effect of adopting EITF 01-14 increased operating revenues and direct costs from previously reported amounts by $15.1 million for the three months ended March 31, 2002. This reclassification had no impact on net income.

     In November 2002 the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 have been applied on a prospective basis for guarantees issued or modified after December 31, 2002. During the three months ended March 31, 2003, we issued new standby letters of credit which serve as guarantees under the provisions of FIN
45. The application of the recognition and measurement provisions of FIN 45 to these guarantees was insignificant. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 15, 2002 and are included in Note 5 to our accompanying consolidated financial statements.

     In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Based on current information, Nabors believes it has no material interests in VIEs that require disclosure or consolidation under FIN 46.

  CRITICAL ACCOUNTING POLICIES

     We disclosed our critical accounting policies in our 2002 Annual Report on Form 10-K. No significant changes have occurred to those policies with the exception of the following:

     Self Insurance Accruals. We are self-insured for certain losses relating to workers' compensation, employers' liability, general liability, automobile liability and property damage. Effective April 1, 2003, with our insurance renewal, certain changes have been made to our insurance coverage. Effective for the period from April 1, 2003 to March 31, 2004, our exposure (that is, our deductible) per occurrence is $1.0 million for workers' compensation, $2.0 million for employers' liability and marine employers' liability (Jones Act) and $5.0 million for general liability losses. Our self insurance for automobile liability loss is $0.5 million per occurrence. We maintain actuarially supported accruals in our consolidated balance sheets to cover the self-insurance retentions.

     We are self-insured for certain other losses relating to rig, equipment, property, business interruption and political, war and terrorism risks. Effective April 1, 2003, our per occurrence self-insurance retentions are $10.0 million for rig physical damage and business interruption for 29 specific high-value rigs. The remainder of the fleet is subject to a $5.0 million self-insurance retention. However, our rigs, equipment and property in Canada and Saudi Arabia are subject to $1.0 million self-insurance retentions. As a result, with the exception of Canada and Saudi Arabia, we are self-insured for 29 higher value rigs up to $10.0 million and for the remainder of our rigs up to $5.0 million.

     Political violence (war and terrorism) insurance is procured for our operations in Mexico, the Caribbean, South America, Africa, the Middle East and Asia. Political violence losses are subject to $0.25 million per occurrence deductibles, except for Colombia which is subject to deductibles of $10.0 million and $1.0 million for political risk and terrorism, respectively. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We may be exposed to market risk through changes in interest rates and foreign currency risk due to our operations in international markets as discussed in our 2002 Annual Report on Form 10-K.

     During the three months ended March 31, 2003, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $1.7 million, which served to reduce interest expense. The fair value of our interest rate swap agreement was a gain of approximately $10.0 million as of March 31, 2003, which is recorded as a derivative asset, included in other long-term assets, offset by an increase to the carrying value of our 5.375% senior notes due 2012. The change in cumulative fair value of this derivative instrument from December 31, 2002 resulted in a reduction of our derivative asset and the carrying value of our senior notes of $.1 million for the three months ended March 31, 2003.

     The fair value of our range cap and floor transaction was a loss of approximately $4.8 million as of March 31, 2003, which is recorded as a derivative liability in other long-term liabilities. We recorded a loss of $1.1 million during the three months ended March 31, 2003 related to the change in cumulative fair value of this derivative instrument from December 31, 2002. This loss is included in other income in our consolidated statements of income.

ITEM 4.  CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated entities.

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act under the supervision and with the participation of management, including our Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer, within 90 days prior to the filing date of this report. Based on that evaluation, our Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 23, 2002, Steve Rosenberg, an individual shareholder of Nabors, filed a complaint against Nabors and its directors in the United States District Court for the Southern District of Texas (Civil Action No. 02-1942), alleging that Nabors' May 10, 2002 proxy statement/prospectus contained certain material misstatements and omissions in violation of federal securities laws and state law. Nabors' May 10, 2002 proxy statement/prospectus was sent to shareholders in connection with the special meeting to consider and vote on Nabors' proposed reorganization and effective reorganization in Bermuda. The AFL-CIO moved to intervene in Civil Action No. 02-1942 and filed a complaint containing similar allegations. On June 5, 2002, Marilyn Irey, an individual shareholder of Nabors, filed a complaint in the United States District Court for the Southern District of Texas (Civil Action No. 02-2108) that is nearly identical to Steve Rosenberg's complaint. The three shareholders requested that the Court either enjoin the closing of the shareholder vote on the scheduled date or the effectuation of the reorganization. In addition, two of the shareholders (Steve Rosenberg and Marilyn Irey) purported to bring a class action on behalf of all shareholders, alleging that Nabors and its directors violated their state law fiduciary duties by making these alleged misstatements and omissions. These two shareholders, on behalf of their purported class, seek monetary damages for their state law claims. Since the beginning of the litigation, two of the shareholders (Steve Rosenberg and the AFL-CIO) amended their complaints, but did not add any substantive allegations.

     On June 13, 2002, the Court granted the AFL-CIO's motion to intervene. On June 15, 2002, the Court denied a motion for temporary restraining order brought by two of the shareholders (Steve Rosenberg and the AFL-CIO) in their attempts to prevent the closing of Nabors' reorganization and its effective reorganization in Bermuda. On July 2, 2002, the Court granted an agreed motion to consolidate Civil Action No. 02-2108 into Civil Action No. 02-1942. Nabors and its directors moved to dismiss the lawsuits of all three shareholders. On March 18, 2003, the Court granted our motion and dismissed all claims with prejudice. On April 14, 2003, Mr. Rosenberg filed an appeal of the United States District Court's decision to the United States Fifth Circuit Court of Appeals. The AFL-CIO and Ms. Irey did not appeal. Nabors and its directors believe that the allegations in this lawsuit are without merit, and Nabors and its directors will defend vigorously the claims brought against them. We are unable to predict the outcome of this appeal or the costs to be incurred in connection with our defense, and there can be no assurance that the appeal will be resolved in our favor.

     Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, our ultimate liability with respect to pending lawsuits is not expected to have a significant or material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 5.  OTHER INFORMATION

RELATED PARTY -- SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS

     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, President and Chief Operating Officer, former Vice Chairman and certain other key employees entered into split-dollar life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $12.8 million related to these policies. The cash surrender value of these policies of approximately $8.5 million is included in other long-term assets in our consolidated balance sheet as of March 31, 2003.

     Under the Sarbanes-Oxley Act of 2002, the future payment of premiums by Nabors under these agreements may be deemed to be prohibited loans by us to these individuals. We have paid no premiums related to these agreements since the adoption of the Sarbanes-Oxley Act, and have postponed premium payments related to these agreements pending clarification of the Act's application to these insurance agreements. We will monitor developments and intend to take appropriate action to ensure that these agreements do not violate applicable law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.29   Amended and Restated 1999 Stock Option Plan for Non-Employee
        Directors (as amended on May 2, 2003).
15      Awareness Letter of Independent Accountants.
99.1    Certification of Chairman and Chief Executive Officer
        pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
99.2    Certification of Vice President and Chief Financial Officer
        pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

- Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 30, 2003, with respect to Nabors' press release announcing results for the fourth quarter and full year ended December 31, 2002.

- Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on January 31, 2003, with respect to the correction of typographical errors in our segment reporting table from those included in the Report on Form 8-K filed on January 30, 2003.

- Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 31, 2003, with respect to the posting of supplemental historical financial information of Nabors Industries Ltd. in segment reporting format on the website of Nabors Industries Ltd. on January 31, 2003.

- Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 21, 2003, with respect to Nabors' press release announcing the issuance of a "Notice of Redemption" to the holders of Nabors Holding Company's 8 5/8% Senior Subordinated Notes due April 1, 2008 on April 1, 2003.

- Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 25, 2003, with respect to the resignation of Richard A. Stratton, Vice Chairman, from Nabors' Board of Directors and the appointment of Richard Syron to fill the vacancy created by Mr. Stratton's resignation.

- Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 30, 2003, with respect to Nabors' press release announcing results for the first quarter ended March 31, 2003.

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

                                          NABORS INDUSTRIES LTD.

                                                /s/ ANTHONY G. PETRELLO
                                          --------------------------------------
                                                   Anthony G. Petrello
                                          President and Chief Operating Officer

                                                   /s/ BRUCE P. KOCH
                                          --------------------------------------
                                                      Bruce P. Koch
                                            Vice President and Chief Financial
                                                         Officer

Dated: May 9, 2003

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

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ EUGENE M. ISENBERG
                                          --------------------------------------
                                                    Eugene M. Isenberg
                                           Chairman and Chief Executive Officer

Date: May 9, 2003

          CERTIFICATION BY VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

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

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ BRUCE P. KOCH
                                          --------------------------------------
                                                      Bruce P. Koch
                                            Vice President and Chief Financial
                                                         Officer

Date: May 9, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.29    Amended and Restated 1999 Stock Option Plan for Non-Employee
          Directors (as amended on May 2, 2003).
 15       Awareness Letter of Independent Accountants.
 99.1     Certification of Chairman and Chief Executive Officer
          pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2     Certification of Vice President and Chief Financial Officer
          pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.