Form 10-Q
period 2003-06-30
NABORS INDUSTRIES LTD
filed 2003-08-08
CIK 1163739

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                Yes  X   No
                                   -----   -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                                Yes  X   No
                                   -----   -----

     The number of common shares, par value $.001 per share, outstanding as of July 31, 2003 was 146,470,489. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 423,193 exchangeable shares outstanding as of July 31, 2003 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets as of June 30, 2003 and December      2
         31, 2002....................................................
         Consolidated Statements of Income for the Three Months and        3
         Six Months Ended June 30, 2003 and 2002.....................
         Consolidated Statements of Cash Flows for the Six Months          4
         Ended June 30, 2003 and 2002................................
         Consolidated Statements of Changes in Shareholders' Equity        5
         for the Six Months Ended June 30, 2003 and 2002.............
         Notes to Consolidated Financial Statements..................      7
         Report of Independent Accountants...........................     25
Item 2.  Management's Discussion and Analysis of Financial Condition      26
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures About Market            39
         Risk........................................................
Item 4.  Controls and Procedures.....................................     40
                          PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     40
Item 2.  Changes in Securities.......................................     41
Item 4.  Submission of Matters to a Vote of Security Holders.........     42
Item 5.  Other Information...........................................     43
Item 6.  Exhibits and Reports on Form 8-K............................     44
Signatures...........................................................     45

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2003          2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ----------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                                   $  772,498    $  414,051
  Marketable securities                                          277,952       457,600
  Accounts receivable, net                                       336,308       277,735
  Inventory and supplies                                          22,068        20,524
  Deferred income taxes                                           34,997        32,846
  Prepaid expenses and other current assets                      166,580       167,152
                                                              ----------    ----------
     Total current assets                                      1,610,403     1,369,908
Marketable securities                                            432,873       459,148
Property, plant and equipment, net                             2,880,104     2,781,050
Goodwill, net                                                    328,033       306,762
Other long-term assets                                           185,599       147,004
                                                              ----------    ----------
     Total assets                                             $5,437,012    $5,063,872
                                                              ----------    ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                           $  298,007    $  492,985
  Trade accounts payable                                          97,363        89,705
  Accrued liabilities                                            169,733       152,864
  Income taxes payable                                             8,616        15,900
                                                              ----------    ----------
     Total current liabilities                                   573,719       751,454
Long-term debt                                                 1,990,138     1,614,656
Other long-term liabilities                                      124,702       137,253
Deferred income taxes                                            398,956       402,054
                                                              ----------    ----------
     Total liabilities                                         3,087,515     2,905,417
                                                              ----------    ----------
Commitments and contingencies (Note 6)
Shareholders' equity:
  Common shares, par value $.001 per share:
     Authorized common shares 400,000;
     issued 146,452 and 144,965, respectively                        147           145
  Capital in excess of par value                               1,266,717     1,233,598
  Accumulated other comprehensive income (loss)                   77,602        (3,243)
  Retained earnings                                            1,005,031       927,955
                                                              ----------    ----------
     Total shareholders' equity                                2,349,497     2,158,455
                                                              ----------    ----------
     Total liabilities and shareholders' equity               $5,437,012    $5,063,872
                                                              ----------    ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                              --------------------   -------------------
                                                                2003        2002       2003       2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      --------    --------   --------   --------
Revenues and other income:
  Operating revenues                                          $432,552    $352,147   $882,389   $733,346
  Earnings from unconsolidated affiliates                        1,359       4,371      7,262     10,009
  Interest income                                                6,998       8,142     14,691     17,393
  Other income, net                                                 23       2,649         47      3,146
                                                              --------    --------   --------   --------
    Total revenues and other income                            440,932     367,309    904,389    763,894
                                                              --------    --------   --------   --------
Costs and other deductions:
  Direct costs                                                 298,791     238,190    603,351    487,623
  General and administrative expenses                           40,483      32,824     81,728     65,490
  Depreciation and amortization                                 56,652      47,984    110,578     91,665
  Interest expense                                              18,644      14,418     38,714     29,033
                                                              --------    --------   --------   --------
    Total costs and other deductions                           414,570     333,416    834,371    673,811
                                                              --------    --------   --------   --------
Income before income taxes                                      26,362      33,893     70,018     90,083
                                                              --------    --------   --------   --------
Income tax (benefit) expense:
  Current                                                        3,226       2,514      7,286      6,957
  Deferred                                                      (5,883)      5,959    (14,344)    15,764
                                                              --------    --------   --------   --------
    Total income tax (benefit) expense                          (2,657)      8,473     (7,058)    22,721
                                                              --------    --------   --------   --------
Net income                                                    $ 29,019    $ 25,420   $ 77,076   $ 67,362
                                                              --------    --------   --------   --------
Earnings per share:
  Basic                                                       $    .20    $    .18   $    .53   $    .47
  Diluted                                                     $    .19    $    .17   $    .50   $    .45
Weighted average number of common shares outstanding:
  Basic                                                        146,382     143,188    146,045    142,079
                                                              --------    --------   --------   --------
  Diluted                                                      153,359     150,451    160,487    148,556
                                                              --------    --------   --------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2003        2002
(IN THOUSANDS)                                                ---------   ---------
Cash flows from operating activities:
Net income                                                    $  77,076   $  67,362
Adjustments to net income:
  Depreciation and amortization                                 110,578      91,665
  Deferred income tax (benefit) expense                         (14,344)     15,764
  Deferred financing costs amortization                           2,720       2,196
  Discount amortization on long-term debt                        15,569      15,270
  Amortization of loss on cash flow hedges                           75          --
  (Gains) losses on long-term assets, net                        (3,277)        828
  Gains on marketable securities, net                            (2,627)     (2,950)
  Loss on derivative instruments                                  3,701          --
  Sales of marketable securities, trading                         4,484          --
  Foreign currency transaction gains                               (351)     (2,307)
  Loss on early extinguishment of debt                              908         202
  Equity in earnings from unconsolidated affiliates, net of
    dividends                                                    (1,762)     (2,124)
Increase (decrease), net of effects from acquisitions, from
  changes in:
  Accounts receivable                                           (46,858)     86,883
  Inventory and supplies                                           (709)      1,940
  Prepaid expenses and other current assets                         207     (10,882)
  Other long-term assets                                        (22,635)     (5,822)
  Trade accounts payable and accrued liabilities and other        5,523     (52,074)
  Income taxes payable                                           (6,562)     (1,281)
  Other long-term liabilities                                      (945)     (9,985)
                                                              ---------   ---------
Net cash provided by operating activities                       120,771     194,685
                                                              ---------   ---------
Cash flows from investing activities:
  Purchases of marketable securities, available-for-sale       (492,947)   (126,994)
  Sales of marketable securities, available-for-sale            697,923     197,267
  Cash paid for acquisitions of businesses, net                      --    (116,668)
  Capital expenditures                                         (149,289)   (198,072)
  Proceeds from sales of assets and insurance claims              8,996       4,923
                                                              ---------   ---------
Net cash provided by (used for) investing activities             64,683    (239,544)
                                                              ---------   ---------
Cash flows from financing activities:
  Decrease in cash overdrafts                                    (2,386)         --
  Decrease in restricted cash                                     1,232         867
  Proceeds from long-term debt                                  700,000          --
  Reduction of long-term debt                                  (542,821)    (21,462)
  Debt issuance costs                                           (10,841)         --
  Proceeds from issuance of common shares                        23,430       8,328
                                                              ---------   ---------
Net cash provided by (used for) financing activities            168,614     (12,267)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash equivalents      4,379       1,716
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents            358,447     (55,410)
Cash and cash equivalents, beginning of period                  414,051     198,443
                                                              ---------   ---------
Cash and cash equivalents, end of period                      $ 772,498   $ 143,033
                                                              ---------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                           COMMON                     ------------------------------------------------------
                           SHARES                       UNREALIZED      MINIMUM     UNREALIZED
                       ---------------   CAPITAL IN   GAINS (LOSSES)    PENSION      LOSS ON     CUMULATIVE
                                  PAR    EXCESS OF    ON MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION    RETAINED
                       SHARES    VALUE   PAR VALUE      SECURITIES     ADJUSTMENT     HEDGES     ADJUSTMENT     EARNINGS
                       -------   -----   ----------   --------------   ----------   ----------   -----------   ----------
(IN THOUSANDS)
Balances, December
 31, 2002              144,965   $145    $1,233,598       $5,646        $(2,205)     $(1,444)      $(5,240)    $  927,955
                       --------------------------------------------------------------------------------------------------
Comprehensive income:
 Net income                                                                                                        77,076
 Translation
   adjustment                                                                                       80,546
 Unrealized losses on
   marketable
   securities, net of
   income tax benefit
   of $30                                                    (51)
   Less:
     reclassification
     adjustment for
     gains included
     in net income,
     net of income
     taxes of $161                                           275
 Amortization of loss
   on cash flow
   hedges                                                                                 75
                       --------------------------------------------------------------------------------------------------
     Total
       comprehensive
       income               --     --            --          224             --           75        80,546         77,076
                       --------------------------------------------------------------------------------------------------
Issuance of common
 shares for stock
 options exercised       1,087      2        17,428
Issuance of common
 shares in connection
 with the New
 Prospect warrants
 exercised                 200                6,000
Issuance of common
 shares in connection
 with the Enserco
 warrants exercised         48
Nabors Exchangeco
 shares exchanged          152
Tax effect of stock
 option deductions                            9,691
                       --------------------------------------------------------------------------------------------------
     Subtotal            1,487      2        33,119           --             --           --            --             --
                       --------------------------------------------------------------------------------------------------
     Balances, June
       30, 2003        146,452   $147    $1,266,717       $5,870        $(2,205)     $(1,369)      $75,306     $1,005,031
                       --------------------------------------------------------------------------------------------------


                           TOTAL
                       SHAREHOLDERS'
                          EQUITY
                       -------------
(IN THOUSANDS)
Balances, December
 31, 2002               $2,158,455
                        ----------
Comprehensive income:
 Net income                 77,076
 Translation
   adjustment               80,546
 Unrealized losses on
   marketable
   securities, net of
   income tax benefit
   of $30                      (51)
   Less:
     reclassification
     adjustment for
     gains included
     in net income,
     net of income
     taxes of $161             275
 Amortization of loss
   on cash flow
   hedges                       75
                        ----------
     Total
       comprehensive
       income              157,921
                        ----------
Issuance of common
 shares for stock
 options exercised          17,430
Issuance of common
 shares in connection
 with the New
 Prospect warrants
 exercised                   6,000
Issuance of common
 shares in connection
 with the Enserco
 warrants exercised             --
Nabors Exchangeco
 shares exchanged               --
Tax effect of stock
 option deductions           9,691
                        ----------
     Subtotal               33,121
                        ----------
     Balances, June
       30, 2003         $2,349,497
                        ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                      IN SHAREHOLDERS' EQUITY (CONTINUED)
                                  (UNAUDITED)

                                                                        ACCUMULATED OTHER
                                                                          COMPREHENSIVE
                                                                          INCOME (LOSS)
                                                                   ----------------------------
                                   COMMON SHARES                     UNREALIZED
                                 ------------------   CAPITAL IN   GAINS (LOSSES)   CUMULATIVE
                                             PAR      EXCESS OF    ON MARKETABLE    TRANSLATION    RETAINED    TREASURY
                                 SHARES     VALUE     PAR VALUE      SECURITIES     ADJUSTMENT     EARNINGS      STOCK
        (IN THOUSANDS)           -------   --------   ----------   --------------   -----------   ----------   ---------
Balances, December 31, 2001      147,711   $ 14,771   $1,091,536      $12,410         $(9,150)    $1,001,079   $(252,780)
                                 ---------------------------------------------------------------------------------------
Comprehensive income:
 Net income                                                                                           67,362
 Translation adjustment                                                                23,866
 Unrealized losses on
   marketable securities, net
   of income tax benefit of
   $2,410                                                              (4,103)
 Less: reclassification
   adjustment for gains
   included in net income, net
   of income taxes of $434                                               (740)
                                 ---------------------------------------------------------------------------------------
     Total comprehensive income       --         --           --       (4,843)         23,866         67,362          --
                                 ---------------------------------------------------------------------------------------
Issuance of common shares for
 stock options exercised             641         64        8,264
Issuance of common shares in
 connection with the Bayard
 warrants exercised                   18          2           (2)
Issuance of common shares in
 connection with Enserco
 acquisition                       2,638        264      162,497
Nabors Exchangeco shares
 exchanged                           182         18          (18)
Tax effect of stock option
 deductions                                               48,503
Retirement of treasury stock      (6,822)      (682)     (59,172)                                   (192,926)    252,780
Change in par value                         (14,293)      14,293
                                 ---------------------------------------------------------------------------------------
     Subtotal                     (3,343)   (14,627)     174,365           --              --       (192,926)    252,780
                                 ---------------------------------------------------------------------------------------
     Balances, June 30, 2002     144,368   $    144   $1,265,901      $ 7,567         $14,716     $  875,515   $      --
                                 ---------------------------------------------------------------------------------------


                                     TOTAL
                                 SHAREHOLDERS'
                                    EQUITY
        (IN THOUSANDS)           -------------
Balances, December 31, 2001       $1,857,866
                                  ----------
Comprehensive income:
 Net income                           67,362
 Translation adjustment               23,866
 Unrealized losses on
   marketable securities, net
   of income tax benefit of
   $2,410                             (4,103)
 Less: reclassification
   adjustment for gains
   included in net income, net
   of income taxes of $434              (740)
                                  ----------
     Total comprehensive income       86,385
                                  ----------
Issuance of common shares for
 stock options exercised               8,328
Issuance of common shares in
 connection with the Bayard
 warrants exercised                       --
Issuance of common shares in
 connection with Enserco
 acquisition                         162,761
Nabors Exchangeco shares
 exchanged                                --
Tax effect of stock option
 deductions                           48,503
Retirement of treasury stock              --
Change in par value                       --
                                  ----------
     Subtotal                        219,592
                                  ----------
     Balances, June 30, 2002      $2,163,843
                                  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS

     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 750 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 200 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 43 platform, 16 jack-up and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 17 rigs.

     To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including oilfield management, engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. Our land transportation and hauling fleet includes approximately 240 rig and oilfield equipment hauling tractor-trailers and a number of cranes, loaders and light-duty vehicles. We maintain approximately 290 fluid hauling trucks, approximately 700 fluid storage tanks, eight saltwater disposal wells and other auxiliary equipment used in domestic drilling, workover and well-servicing operations. In addition, we own a fleet of 30 marine transportation and supply vessels, primarily in the Gulf of Mexico, which provide transportation of drilling materials, supplies and crews for offshore operations. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment and rig reporting software.

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

     As used in this Report, "we," "us," "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries. Nabors became the publicly traded parent company of the Nabors group of companies, effective June 24, 2002, pursuant to the corporate reorganization described in our Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2002. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2003, the results of our operations for each of the three-month and six-month periods ended June 30, 2003 and 2002, and our cash flows for the six months ended June 30, 2003 and 2002, in accordance with GAAP. Interim results for the three and six months ended June 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003.

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

     Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of affiliated entities accounted for using the equity method totaled $58.4 million and $58.6 million as of June 30, 2003 and December 31, 2002, respectively, and are included in other long-term assets in our consolidated balance sheets.

RECLASSIFICATIONS

     During the fourth quarter of 2002, we revised the classification of revenues for certain rigs that we own that are leased to our joint venture in Saudi Arabia, in which we have a 50% ownership interest. We now report 100% of these revenues as Operating revenues. Previously, we had reported 50% of these lease revenues as Earnings from unconsolidated affiliates and 50% as Operating revenues. The effect of this change in classification resulted in an increase in Operating revenues and offsetting decrease in Earnings from unconsolidated affiliates of $6.1 million and $11.4 million for the three and six months ended June 30, 2002, respectively. These reclassifications had no impact on total revenues and other income, or net income.

STOCK-BASED COMPENSATION

     We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Nabors common shares at the date of grant over the amount an employee must pay to acquire the common shares. We grant options at prices equal to the market price of our shares on the date of grant and therefore do not record compensation expense related to these grants. Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                     --------------------   ------------------
                                                      2003         2002      2003       2002
                                                     -------     --------   -------   --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income, as reported............................  $29,019     $ 25,420   $77,076   $ 67,362
Deduct: Total stock-based employee compensation
  expense determined under the fair value method
  for all awards, net of related tax effects.......   (3,708)     (12,987)   (6,583)   (23,613)
                                                     -------     --------   -------   --------
Pro forma net income...............................  $25,311     $ 12,433   $70,493   $ 43,749
                                                     -------     --------   -------   --------
Earnings per share:
  Basic -- as reported.............................  $   .20     $    .18   $   .53   $    .47
  Basic -- pro forma...............................  $   .17     $    .09   $   .48   $    .31
  Diluted -- as reported...........................  $   .19     $    .17   $   .50   $    .45
  Diluted -- pro forma.............................  $   .17     $    .08   $   .46   $    .29

     The pro forma amounts above were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the three and six months ended June 30, 2003 and 2002, respectively: risk-free interest rates of 2.22% and 3.79%; volatility of 47.58% and 48.19%; dividend yield of 0.0% for both periods; and expected life of 3.5 years for both periods.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002 the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 have been applied on a prospective basis for guarantees issued or modified after December 31, 2002. During the six months ended June 30, 2003, we issued new standby letters of credit which serve as guarantees under the provisions of FIN 45. The application of the recognition and measurement provisions of FIN 45 to these guarantees was insignificant. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 15, 2002 and are included in
Note 6.

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

     In May 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective in relation to certain issues for fiscal quarters that began prior to June 15, 2003 and for certain contracts entered into after June 30, 2003. The adoption of SFAS 149 had no initial impact on our financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2003.

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no initial impact on our financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2003.

NOTE 3  LONG-TERM DEBT

     On June 10, 2003, Nabors Industries, Inc. (Nabors Delaware), our wholly-owned subsidiary, completed a private placement of $700 million aggregate principal amount of zero coupon senior exchangeable notes due 2023 that are fully and unconditionally guaranteed by us. The notes were reoffered by the initial purchaser of the notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the Securities Act), and outside the United States in accordance with Regulation S under the Securities Act. The notes do not bear interest, do not accrete and have a zero yield to maturity, unless Nabors Delaware becomes obligated to pay contingent interest as defined in the note indenture and described below.

     The notes are exchangeable at the option of the holders into 14.2653 common shares of Nabors per $1,000 principal amount of notes (subject to adjustment for certain events) contingent upon the following circumstances: (1) if in any calendar quarter beginning after the quarter ending September 30, 2003, the closing sale price per share of Nabors' common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120%, or with respect to all calendar quarters beginning on or after July 1, 2008, 110% of the applicable exchange price per share of the Nabors' common shares on such last trading day, (2) subject to certain exceptions, during the five business-day period after any ten consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of the ten trading-day period was less than 95% of the product of the closing sale price of such common shares and the exchange rate of such note, (3) if we call the notes for redemption, or
(4) upon the occurrence of specified corporate transactions described in the note indenture.

     The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware's future secured debt. The notes will rank equally with any of Nabors Delaware's other existing and future unsecured and unsubordinated debt and will be senior in right of payment to any of Nabors Delaware's subordinated debt. The guarantee of Nabors will be similarly unsecured and have a similar ranking to the notes so guaranteed. Holders of the notes have the right to require Nabors Delaware to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any, on June 15, 2008, June 15, 2013 and June 15, 2018 or upon a fundamental change as described in the note indenture. If Nabors Delaware is required to repurchase the notes, Nabors Delaware will have the right to deliver, in lieu of cash, our common shares or a combination of cash and common shares, subject to certain conditions. If Nabors Delaware elects to pay all or a portion of the purchase price in our common shares, the number of common shares we will issue will be equal to the purchase price divided by the market price of the Nabors common shares. For these purposes, the market price means the average of the sale prices of our common shares for the five trading day period ending on the third business day prior to the applicable purchase date.

     Nabors Delaware will be obligated to pay contingent interest during any six-month period from June 15 to December 14 or from December 15 to June 14 commencing on or after June 15, 2008 for which the average trading price of the notes for each day of the applicable five trading day reference period equals or exceeds 120% of the principal amount of the notes as of the day immediately preceding the first day of the applicable six-month interest period. The amount of contingent interest payable per note in respect to any six-month period will equal 0.185% of the principal amount of a note. The five day trading reference period means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period.

     We used a portion of the net proceeds from the issuance of the notes to redeem the remaining outstanding principal amount of Nabors Delaware's $825 million zero coupon convertible senior debentures due 2020 on June 20, 2003 and our associated guarantees. The redemption price was $655.50 per $1,000 principal amount of the debentures for an aggregate redemption price paid of approximately $494.9 million. The redemption of the debentures did not result in any gain or loss as the debentures were redeemed at prices equal to their carrying value on June 20, 2003. The remainder of the proceeds of the notes were invested in cash and marketable securities.

     On April 1, 2003, we redeemed our 8.625% senior subordinated notes due April 2008 and all associated guarantees at a redemption price of $1,043.13 per $1,000 principal amount of the notes together with accrued and unpaid interest to the date of redemption. The total redemption price was $45.2 million and resulted in the recognition of a pretax loss of approximately $.9 million, resulting from the redemption of the notes at prices higher than their carrying value on April 1, 2003. This loss was recorded in other income in our consolidated statements of income in the current quarter.

NOTE 4  DERIVATIVE FINANCIAL INSTRUMENTS

     Nabors Delaware's $700 million zero coupon senior exchangeable notes due 2023 include a contingent interest provision, discussed in Note 3 above, which qualifies as an embedded derivative under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This embedded derivative is required to be separated from the notes and valued at its fair value at the inception of the note indenture. Any subsequent change in fair value will be marked-to-market through our statements of income.

     The fair value of the contingent interest provision at inception of the note indenture was minimal. In addition, there was no significant change in the fair value of this embedded derivative through June 30, 2003, resulting in no impact on our statements of income for the three and six months ended June 30, 2003.

NOTE 5  INCOME TAXES

     Our effective income (benefit) tax rate was (10%) during the three and six months ended June 30, 2003 compared to 25% for the prior year periods. The tax benefit position in 2003 resulted primarily from tax savings realized as a result of our corporate reorganization effective June 24, 2002. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various legislative proposals being considered by the U.S. Congress, and any responsive action taken by Nabors.

NOTE 6 COMMITMENTS AND CONTINGENCIES

LITIGATION

     On May 23, 2002, Steve Rosenberg, an individual shareholder of Nabors, filed a complaint against Nabors and its directors in the United States District Court for the Southern District of Texas (Civil Action No. 02-1942), alleging that Nabors' May 10, 2002 proxy statement/prospectus contained certain material misstatements and omissions in violation of federal securities laws and state law. Nabors' May 10, 2002 proxy statement/prospectus was sent to shareholders in connection with the special meeting to consider and vote on Nabors' proposed reorganization and effective reorganization in Bermuda. Rosenberg requested that the Court either enjoin the closing of the shareholder vote on the scheduled date or the effectuation of the reorganization. In addition, Rosenberg purported to bring a class action on behalf of all shareholders, alleging that Nabors and its directors violated their state law fiduciary duties by making these alleged misstatements and omissions.

     On March 18, 2003, the Court granted our motion and dismissed all claims with prejudice. On April 14, 2003, Rosenberg filed an appeal of the United States District Court's decision to the United States Fifth Circuit Court of Appeals. The parties entered into settlement negotiations and in July 2003 reached a confidential settlement of all disputes between the parties. This settlement had no material effect on our consolidated financial position, results of operations or cash flows.

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

     Management believes that the likelihood that we would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                             MAXIMUM AMOUNT
                                           ---------------------------------------------------
                                           REMAINDER
                                            OF 2003     2004      2005    THEREAFTER    TOTAL
                                           ---------   -------   ------   ----------   -------
(IN THOUSANDS)
Financial standby letters of credit         $18,251    $17,728   $   --      $ --      $35,979
Guarantee of residual value in lease
  agreements                                    162        347      701        65        1,275
Contingent consideration in acquisition         455        910      910       225        2,500
                                            -------    -------   ------      ----      -------
Total                                       $18,868    $18,985   $1,611      $290      $39,754
                                            -------    -------   ------      ----      -------

NOTE 7  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    2003        2002        2003        2002
                                                  --------    --------    --------    --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (numerator):
  Net income -- basic                             $ 29,019    $ 25,420    $ 77,076    $ 67,362
  Add interest expense on assumed conversion of
     our zero coupon convertible senior
     debentures, net of tax:
     $825 million due 2020(1)                           --          --       3,639          --
     $1.381 billion due 2021(2)                         --          --          --          --
                                                  --------    --------    --------    --------
     Adjusted net income -- diluted               $ 29,019    $ 25,420    $ 80,715    $ 67,362
                                                  --------    --------    --------    --------
Earnings per share:
  Basic                                           $    .20    $    .18    $    .53    $    .47
  Diluted                                         $    .19    $    .17    $    .50    $    .45
Shares (denominator):
  Weighted average number of shares
     outstanding-basic(3)                          146,382     143,188     146,045     142,079
  Net effect of dilutive stock options and
     warrants based on the treasury stock
     method                                          6,977       7,263       6,783       6,477
  Assumed conversion of our zero coupon
     convertible/exchangeable senior
     debentures/notes:
     $825 million due 2020(1)                           --          --       7,659          --
     $1.381 billion due 2021(2)                         --          --          --          --
     $700 million due 2023(4)                           --          --          --          --
                                                  --------    --------    --------    --------
Weighted average number of shares outstanding-
  diluted                                          153,359     150,451     160,487     148,556
                                                  --------    --------    --------    --------

(1) Diluted earnings per share for the six months ended June 30, 2003 reflects the assumed conversion of our $825 million zero coupon convertible senior debentures due 2020, as the conversion in that period would have been dilutive. For the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2002, the weighted average number of shares outstanding-diluted excludes 7.2 million, 8.1 million and 8.1 million, respectively, potentially dilutive shares issuable upon the conversion of our $825 million zero coupon convertible senior debentures due 2020 because the inclusion of such shares would have been anti-dilutive, given the level of net income for those periods. Net income for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2002 also excludes the related add-back of interest expense, net of tax, of $1.7 million, $1.9 million and $3.8 million, respectively, for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted average number of shares outstanding-diluted had diluted earnings per share been at or above $.24 and $.23 for the three months ended June 30, 2003 and 2002, respectively, and at or above $.46 for the six months ended June 30, 2002. We redeemed for cash the remaining outstanding principal amount of our $825 million zero coupon convertible senior debentures due 2020 on June 20, 2003.

(2) For the three and six months ended June 30, 2003 and 2002, the weighted average number of shares outstanding-diluted excludes 8.5 million potentially dilutive shares issuable upon the conversion of our

    $1.381 billion zero coupon convertible senior debentures due 2021 because the inclusion of such shares would have been anti-dilutive, given the level of net income for those periods. Net income for the three months ended June 30, 2003 and 2002 excludes the related add-back of interest expense of $3.0 million and $2.9 million, respectively, and net income for the six months ended June 30, 2003 and 2002 excludes the related add-back of interest expense of $6.0 million and $5.9 million, respectively, for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted average number of shares outstanding-diluted had diluted earnings per share been at or above $.36 and $.35 for the three months ended June 30, 2003 and 2002, respectively, and at or above $.71 and $.69 for the six months ended June 30, 2003 and 2002, respectively.

(3) Includes the weighted average number of common shares of Nabors and the weighted average number of exchangeable shares of Nabors Exchangeco (Canada) Inc.

(4) Diluted earnings per share for the three and six months ended June 30, 2003 excludes 10.0 million potentially dilutive shares issuable upon the exchange of our $700 million zero coupon exchangeable senior notes due 2023. Such shares are contingently exchangeable under certain circumstances discussed in Note 3 and would only be included in the calculation of the weighted average number of shares outstanding-diluted if any of those criteria were met. Such criteria were not met during the three and six months ended June 30, 2003. These notes were issued in June 2003 and therefore did not impact the calculation of diluted earnings per share for the three and six months ended June 30, 2002.

NOTE 8  SUPPLEMENTAL INCOME STATEMENT INFORMATION

     Other income includes the following:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------    -----------------
                                                          2003       2002       2003      2002
                                                        --------   --------    -------   -------
(IN THOUSANDS)
Gains on marketable securities, net                     $ 3,096    $   476     $ 2,627   $ 2,950
Gains (losses) on long-term assets, net                     837       (722)      3,277      (828)
Foreign currency transaction gains                          532      2,524         351     2,307
Corporate reorganization expense                             --     (1,316)         --    (3,358)
Loss on derivative instruments                           (2,617)        --      (3,701)       --
Loss on early extinguishment of debt                       (908)        --        (908)     (202)
Other                                                      (917)     1,687      (1,599)    2,277
                                                        -------    -------     -------   -------
  Total                                                 $    23    $ 2,649     $    47   $ 3,146
                                                        -------    -------     -------   -------

NOTE 9  SEGMENT INFORMATION

     The following table sets forth financial information with respect to our reportable segments:

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    -------------------    -------------------
                                                      2003       2002        2003       2002
                                                    --------   --------    --------   --------
(IN THOUSANDS)
Operating revenues and Earnings from
  unconsolidated affiliates:
  Contract drilling(1)                              $399,670   $326,174    $813,679   $684,607
  Manufacturing and logistics(2)                      46,572     41,554     101,761     81,596
  Other(3)                                           (12,331)   (11,210)    (25,789)   (22,848)
                                                    --------   --------    --------   --------
     Total                                          $433,911   $356,518    $889,651   $743,355
                                                    --------   --------    --------   --------
Adjusted income derived from operating
  activities:(4)
  Contract drilling(1)                              $ 47,977   $ 37,263    $108,745   $ 98,100
  Manufacturing and logistics(2)                        (450)     8,759       5,187     18,289
  Other(5)                                            (9,542)    (8,502)    (19,938)   (17,812)
                                                    --------   --------    --------   --------
     Total                                          $ 37,985   $ 37,520    $ 93,994   $ 98,577
                                                    --------   --------    --------   --------
Interest expense                                     (18,644)   (14,418)    (38,714)   (29,033)
Interest income                                        6,998      8,142      14,691     17,393
Other income, net                                         23      2,649          47      3,146
                                                    --------   --------    --------   --------
     Income before income taxes                     $ 26,362   $ 33,893    $ 70,018   $ 90,083
                                                    --------   --------    --------   --------

                                                               JUNE 30,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   ------------
(IN THOUSANDS)
Total assets:
  Contract drilling(6)                                        $3,533,807    $3,266,292
  Manufacturing and logistics(7)                                 306,275       343,365
  Other(5)..................................................   1,596,930     1,454,215
                                                              ----------    ----------
  Total.....................................................  $5,437,012    $5,063,872
                                                              ----------    ----------

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.0 million for the three months ended June 30, 2003 and 2002, and $1.9 million and $2.1 million for the six months ended June 30, 2003 and 2002, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $.4 million and $3.4 million for the three months ended June 30, 2003 and 2002, respectively, and $5.4 million and $7.9 million for the six months ended June 30, 2003 and 2002, respectively.

(3) Represents the elimination of inter-segment manufacturing and logistics sales.

(4) Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to consolidated income before income taxes, which is a GAAP measure, is provided within the table above.

(5) Includes the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(6) Includes $25.1 million and $25.3 million of investments in unconsolidated affiliates, accounted for by the equity method, as of June 30, 2003 and December 31, 2002, respectively.

(7) Includes $33.3 million of investments in unconsolidated affiliates, accounted for by the equity method, as of June 30, 2003 and December 31, 2002.

NOTE 10  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Industries, Inc. (Nabors Delaware) and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings 1, ULC, our indirect subsidiary, in August 2002.

     The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present Nabors' and Nabors Delaware's investments in their subsidiaries using the equity method of accounting.

     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 30, 2003 and December 31, 2002, statements of income for the three and six months ended June 30, 2003 and 2002, and statements of cash flows for the six months ended June 30, 2003 and 2002 of (a) Nabors, Parent/Guarantor after June 24, 2002 and Non-Parent/Non-Guarantor prior to June 24, 2002, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes due 2009, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                            June 30, 2003
                         -----------------------------------------------------------------------------------
                                         Nabors                     Other
                           Nabors       Delaware      Nabors     Subsidiaries
                          (Parent/      (Issuer/     Holdings       (Non-       Consolidating   Consolidated
                         Guarantor)    Guarantor)    (Issuer)    Guarantors)     Adjustments       Total
                         -----------   -----------   ---------   ------------   -------------   ------------
    (IN THOUSANDS)
                                                   ASSETS
Current assets:
  Cash and cash
    equivalents          $  146,468    $        1    $     16     $  626,013     $        --     $  772,498
  Marketable securities      10,671            --          --        267,281              --        277,952
  Accounts receivable,
    net                          --            --          --        336,308              --        336,308
  Inventory and
    supplies                     --            --          --         22,068              --         22,068
  Prepaid expenses and
    other current
    assets                      552         4,843          --        196,182              --        201,577
                         ----------    ----------    --------     ----------     -----------     ----------
       Total current
         assets             157,691         4,844          16      1,447,852              --      1,610,403
Marketable securities        26,062            --          --        406,811              --        432,873
Property, plant and
  equipment, net                 --            --          --      2,880,104              --      2,880,104
Goodwill, net                    --            --          --        328,033              --        328,033
Intercompany
  receivables             2,037,212     2,175,489         203             --      (4,212,904)            --
Investments in
  affiliates                161,471     1,996,076     231,134      2,127,778      (4,458,100)        58,359
Other long-term assets           --        33,982       1,269         91,989              --        127,240
                         ----------    ----------    --------     ----------     -----------     ----------
       Total assets      $2,382,436    $4,210,391    $232,622     $7,282,567     $(8,671,004)    $5,437,012
                         ----------    ----------    --------     ----------     -----------     ----------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of
    long-term debt       $       --    $  295,252    $     --     $    2,755     $        --     $  298,007
  Trade accounts
    payable                     245            23           8         97,087              --         97,363
  Accrued liabilities           463        10,215       4,147        154,908              --        169,733
  Income taxes payable          728          (190)        (71)         8,149              --          8,616
                         ----------    ----------    --------     ----------     -----------     ----------
       Total current
         liabilities          1,436       305,300       4,084        262,899              --        573,719
Long-term debt                   --     1,763,920     223,366          2,852              --      1,990,138
Other long-term
  liabilities                    --         7,464          --        117,238              --        124,702
Deferred income taxes            79        59,818          --        339,059              --        398,956
Intercompany payable         31,424            --          --      4,181,480      (4,212,904)            --
                         ----------    ----------    --------     ----------     -----------     ----------
       Total
         liabilities         32,939     2,136,502     227,450      4,903,528      (4,212,904)     3,087,515
                         ----------    ----------    --------     ----------     -----------     ----------
Shareholders' equity      2,349,497     2,073,889       5,172      2,379,039      (4,458,100)     2,349,497
                         ----------    ----------    --------     ----------     -----------     ----------
       Total
         liabilities
         and
         shareholders'
         equity          $2,382,436    $4,210,391    $232,622     $7,282,567     $(8,671,004)    $5,437,012
                         ----------    ----------    --------     ----------     -----------     ----------

                                                         December 31, 2002
                        -----------------------------------------------------------------------------------
                                        Nabors                     Other
                          Nabors       Delaware      Nabors     Subsidiaries
                         (Parent/      (Issuer/     Holdings       (Non-       Consolidating   Consolidated
                        Guarantor)    Guarantor)    (Issuer)    Guarantors)     Adjustments       Total
                        -----------   -----------   ---------   ------------   -------------   ------------
(IN THOUSANDS)
                                                  ASSETS
Current assets:
  Cash and cash
    equivalents         $   40,127    $       38    $    207     $  373,679     $        --     $  414,051
  Marketable
    securities               5,721            --          21        451,858              --        457,600
  Accounts receivable,
    net                         --            --          --        277,735              --        277,735
  Inventory and
    supplies                    --            --          --         20,524              --         20,524
  Prepaid expenses and
    other current
    assets                      --         2,607          --        197,391              --        199,998
                        ----------    ----------    --------     ----------     -----------     ----------
       Total current
         assets             45,848         2,645         228      1,321,187              --      1,369,908

Marketable securities       19,378            --          --        439,770              --        459,148
Property, plant and
  equipment, net                --            --          --      2,781,050              --      2,781,050
Goodwill, net                   --            --          --        306,762              --        306,762
Intercompany
  receivables            2,009,672     2,158,524         140             --      (4,168,336)            --
Investments in
  affiliates                84,887     1,773,633     221,484      2,092,224      (4,113,589)        58,639
Other long-term assets          --        20,150       1,220         66,995              --         88,365
                        ----------    ----------    --------     ----------     -----------     ----------
       Total assets     $2,159,785    $3,954,952    $223,072     $7,007,988     $(8,281,925)    $5,063,872
                        ----------    ----------    --------     ----------     -----------     ----------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of
    long-term debt      $       --    $  489,126    $     --     $    3,859     $        --     $  492,985
  Trade accounts
    payable                      4            23          --         89,678              --         89,705
  Accrued liabilities          217        10,168       3,930        138,549              --        152,864
  Income taxes payable         892          (189)         --         15,197              --         15,900
                        ----------    ----------    --------     ----------     -----------     ----------
       Total current
         liabilities         1,113       499,128       3,930        247,283              --        751,454

Long-term debt                  --     1,343,686     223,234         47,736              --      1,614,656
Other long-term
  liabilities                   --         3,763          --        133,490              --        137,253
Deferred income taxes          152        72,258      (1,560)       331,204              --        402,054
Intercompany payable            65            --          --      4,168,271      (4,168,336)            --
                        ----------    ----------    --------     ----------     -----------     ----------
       Total
         liabilities         1,330     1,918,835     225,604      4,927,984      (4,168,336)     2,905,417
                        ----------    ----------    --------     ----------     -----------     ----------
Shareholders' equity     2,158,455     2,036,117      (2,532)     2,080,004      (4,113,589)     2,158,455
                        ----------    ----------    --------     ----------     -----------     ----------
       Total
         liabilities
         and
         shareholders'
         equity         $2,159,785    $3,954,952    $223,072     $7,007,988     $(8,281,925)    $5,063,872
                        ----------    ----------    --------     ----------     -----------     ----------

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                               Three Months Ended June 30, 2003
                       --------------------------------------------------------------------------------
                                      Nabors                   Other
                         Nabors      Delaware     Nabors    Subsidiaries
                        (Parent/     (Issuer/    Holdings      (Non-       Consolidating   Consolidated
                       Guarantor)   Guarantor)   (Issuer)   Guarantors)     Adjustments       Total
                       ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Revenues and other
  income:
  Operating revenues    $    --      $    --     $    --      $432,552       $      --       $432,552
  Earnings from
     unconsolidated
     affiliates              --           --          --         1,359              --          1,359
  Earnings (losses)
     from
     consolidated
     affiliates          (7,220)      25,602       2,807        17,688         (38,877)            --
  Interest income           295            2          --         6,701              --          6,998
  Intercompany
     interest income     55,248       14,673          --            --         (69,921)            --
  Other income
     (expense), net      (8,547)      (2,618)         --        11,188              --             23
                        -------      -------     -------      --------       ---------       --------
     Total revenues
       and other
       income            39,776       37,659       2,807       469,488        (108,798)       440,932
                        -------      -------     -------      --------       ---------       --------
Costs and other
  deductions:
  Direct costs               --           --          --       298,791              --        298,791
  General and
     administrative
     expenses             1,079           19          --        39,385              --         40,483
  Depreciation and
     amortization            --           --          --        56,652              --         56,652
  Interest expense           --       15,965       2,860          (181)             --         18,644
  Intercompany
     interest expense        --           --          --        69,921         (69,921)            --
                        -------      -------     -------      --------       ---------       --------
     Total costs and
       other
       deductions         1,079       15,984       2,860       464,568         (69,921)       414,570
                        -------      -------     -------      --------       ---------       --------
Income (loss) before
  income taxes           38,697       21,675         (53)        4,920         (38,877)        26,362
                        -------      -------     -------      --------       ---------       --------
Income tax expense
  (benefit)               9,678       (1,453)      2,580       (13,462)             --         (2,657)
                        -------      -------     -------      --------       ---------       --------
Net income (loss)       $29,019      $23,128     $(2,633)     $ 18,382       $ (38,877)      $ 29,019
                        -------      -------     -------      --------       ---------       --------

                                              Three Months Ended June 30, 2002
                             -------------------------------------------------------------------
                                                        Other
                               Nabors      Nabors    Subsidiaries
                              (Parent/    Delaware      (Non-       Consolidating   Consolidated
                             Guarantor)   (Issuer)   Guarantors)     Adjustments       Total
                             ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Revenues and other income:
  Operating revenues          $    --     $    --      $352,147       $     --        $352,147
  Earnings from
     unconsolidated
     affiliates                    --          --         4,371             --           4,371
  Earnings from
     consolidated
     affiliates                22,166      25,396        25,436        (72,998)             --
  Interest income                  --          (5)        8,147             --           8,142
  Intercompany interest
     income                     3,261      13,516            --        (16,777)             --
  Other income, net                --         633         2,016             --           2,649
                              -------     -------      --------       --------        --------
     Total revenues and
       other income            25,427      39,540       392,117        (89,775)        367,309
                              -------     -------      --------       --------        --------
Costs and other deductions:
  Direct costs                     --          --       238,190             --         238,190
  General and
     administrative
     expenses                       7         126        32,691             --          32,824
  Depreciation and
     amortization                  --          --        47,984             --          47,984
  Interest expense                 --      13,954           464             --          14,418
  Intercompany interest
     expense                       --          --        16,777        (16,777)             --
                              -------     -------      --------       --------        --------
     Total costs and other
       deductions                   7      14,080       336,106        (16,777)        333,416
                              -------     -------      --------       --------        --------
Income before income taxes     25,420      25,460        56,011        (72,998)         33,893
                              -------     -------      --------       --------        --------
Income tax expense                 --          24         8,449             --           8,473
                              -------     -------      --------       --------        --------
Net income                    $25,420     $25,436      $ 47,562       $(72,998)       $ 25,420
                              -------     -------      --------       --------        --------

                                                Six Months Ended June 30, 2003
                       --------------------------------------------------------------------------------
                                      Nabors                   Other
                         Nabors      Delaware     Nabors    Subsidiaries
                        (Parent/     (Issuer/    Holdings      (Non-       Consolidating   Consolidated
                       Guarantor)   Guarantor)   (Issuer)   Guarantors)     Adjustments       Total
                       ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Revenues and other
  income:
  Operating revenues    $     --     $    --      $   --      $882,389       $      --       $882,389
  Earnings from
     unconsolidated
     affiliates               --          --          --         7,262              --          7,262
  Earnings (losses)
     from
     consolidated
     affiliates          (13,937)     53,089       9,650        41,195         (89,997)            --
  Interest income            502          17          11        14,161              --         14,691

                                                Six Months Ended June 30, 2003
                       --------------------------------------------------------------------------------
                                      Nabors                   Other
                         Nabors      Delaware     Nabors    Subsidiaries
                        (Parent/     (Issuer/    Holdings      (Non-       Consolidating   Consolidated
                       Guarantor)   Guarantor)   (Issuer)   Guarantors)     Adjustments       Total
                       ----------   ----------   --------   ------------   -------------   ------------
  Intercompany
     interest income     106,037      28,452          --            --        (134,489)            --
  Other income
     (expense), net       (3,555)     (3,701)         15         7,288              --             47
                        --------     -------      ------      --------       ---------       --------
     Total revenues
       and other
       income             89,047      77,857       9,676       952,295        (224,486)       904,389
                        --------     -------      ------      --------       ---------       --------
Costs and other
  deductions:
  Direct costs                --          --          --       603,351              --        603,351
  General and
     administrative
     expenses              1,740        (153)         17        80,124              --         81,728
  Depreciation and
     amortization             --          --          --       110,578              --        110,578
  Interest expense            --      32,351       5,728           635              --         38,714
  Intercompany
     interest expense         --          --          --       134,489        (134,489)            --
                        --------     -------      ------      --------       ---------       --------
     Total costs and
       other
       deductions          1,740      32,198       5,745       929,177        (134,489)       834,371
                        --------     -------      ------      --------       ---------       --------
Income (loss) before
  income taxes            87,307      45,659       3,931        23,118         (89,997)        70,018
                        --------     -------      ------      --------       ---------       --------
Income tax expense
  (benefit)               10,231      (2,749)      1,494       (16,034)             --         (7,058)
                        --------     -------      ------      --------       ---------       --------
Net income              $ 77,076     $48,408      $2,437      $ 39,152       $ (89,997)      $ 77,076
                        --------     -------      ------      --------       ---------       --------

                                               Six Months Ended June 30, 2002
                             -------------------------------------------------------------------
                                                        Other
                               Nabors      Nabors    Subsidiaries
                              (Parent/    Delaware      (Non-       Consolidating   Consolidated
                             Guarantor)   (Issuer)   Guarantors)     Adjustments       Total
                             ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Revenues and other income:
  Operating revenues          $    --     $    --      $733,346       $      --       $733,346
  Earnings from
     unconsolidated
     affiliates                    --          --        10,009              --         10,009
  Earnings from
     consolidated
     affiliates                64,113      68,972        67,383        (200,468)            --
  Interest income                  --          15        17,378              --         17,393
  Intercompany interest
     income                     3,261      27,464            --         (30,725)            --
  Other (expense) income,
     net                           --      (1,780)        4,926              --          3,146
                              -------     -------      --------       ---------       --------
     Total revenues and
       other income            67,374      94,671       833,042        (231,193)       763,894
                              -------     -------      --------       ---------       --------
Costs and other deductions:
  Direct costs                     --          --       487,623              --        487,623
  General and
     administrative
     expenses                      12         268        65,210              --         65,490
  Depreciation and
     amortization                  --          --        91,665              --         91,665
  Interest expense                 --      27,954         1,079              --         29,033
  Intercompany interest
     expense                       --          --        30,725         (30,725)            --
                              -------     -------      --------       ---------       --------
     Total costs and other
       deductions                  12      28,222       676,302         (30,725)       673,811
                              -------     -------      --------       ---------       --------
Income before income taxes     67,362      66,449       156,740        (200,468)        90,083
                              -------     -------      --------       ---------       --------
Income tax (benefit)
  expense                          --        (934)       23,655              --         22,721
                              -------     -------      --------       ---------       --------
Net income                    $67,362     $67,383      $133,085       $(200,468)      $ 67,362
                              -------     -------      --------       ---------       --------

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                     Six Months Ended June 30, 2003
                            --------------------------------------------------------------------------------
                                           Nabors                   Other
                              Nabors      Delaware     Nabors    Subsidiaries
                             (Parent/     (Issuer/    Holdings      (Non-       Consolidating   Consolidated
                            Guarantor)   Guarantor)   (Issuer)   Guarantors)     Adjustments       Total
                            ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Net cash provided by (used
  for) operating
  activities                 $ 94,524    $ 601,484    $(5,303)    $ 137,397       $(707,331)     $ 120,771
                             --------    ---------    -------     ---------       ---------      ---------
Cash flows from investing
  activities:
  Purchases of marketable
    securities,
    available-for-sale        (40,323)          --         --      (452,624)             --       (492,947)
  Sales of marketable
    securities,
    available-for-sale         28,710           --         --       669,213              --        697,923
  Cash paid for
    investments in
    consolidated
    affiliates                     --     (694,771)        --            --         694,771             --
  Capital expenditures             --           --         --      (149,289)             --       (149,289)
  Proceeds from sales of
    assets and insurance
    claims                         --           --         --         8,996              --          8,996
                             --------    ---------    -------     ---------       ---------      ---------
Net cash (used for)
  provided by investing
  activities                  (11,613)    (694,771)        --        76,296         694,771         64,683
                             --------    ---------    -------     ---------       ---------      ---------
Cash flows from financing
  activities:
  Decrease in cash
    overdrafts                     --           --         --        (2,386)             --         (2,386)
  Decrease in restricted
    cash                           --           --         --         1,232              --          1,232
  Proceeds from long-term
    debt                           --      700,000         --            --              --        700,000
  Reduction of long-term
    debt                           --     (494,903)        --       (47,918)             --       (542,821)
  Debt issuance costs              --      (10,682)      (159)           --              --        (10,841)
  Proceeds from issuance
    of common shares           23,430           --         --            --              --         23,430
  Proceeds from parent
    contributions                  --           --      5,271       689,500        (694,771)            --
Cash dividends paid                --     (101,165)        --      (606,166)        707,331             --
                             --------    ---------    -------     ---------       ---------      ---------
Net cash provided by
  financing activities         23,430       93,250      5,112        34,262          12,560        168,614
                             --------    ---------    -------     ---------       ---------      ---------
Effect of exchange rate
  changes on cash and cash
  equivalents                      --           --         --         4,379              --          4,379
                             --------    ---------    -------     ---------       ---------      ---------
Net increase (decrease) in
  cash and cash
  equivalents                 106,341          (37)      (191)      252,334              --        358,447
Cash and cash equivalents,
  beginning of period          40,127           38        207       373,679              --        414,051
                             --------    ---------    -------     ---------       ---------      ---------
Cash and cash equivalents,
  end of period              $146,468    $       1    $    16     $ 626,013       $      --      $ 772,498
                             --------    ---------    -------     ---------       ---------      ---------

                                               Six Months Ended June 30, 2002
                             -------------------------------------------------------------------
                                                        Other
                               Nabors      Nabors    Subsidiaries
                              (Parent/    Delaware      (Non-       Consolidating   Consolidated
                             Guarantor)   (Issuer)   Guarantors)     Adjustments       Total
                             ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Net cash provided by (used
  for) operating activities     $25       $(5,469)    $ 200,129         $  --        $ 194,685
                                ---       -------     ---------         -----        ---------
Cash flows from investing
  activities:
  Purchases of marketable
     securities,
     available-for-sale          --            --      (126,994)           --         (126,994)
  Sales of marketable
     securities,
     available-for-sale          --            --       197,267            --          197,267
  Cash paid for
     acquisitions of
     businesses, net             --            --      (116,668)           --         (116,668)
  Capital expenditures           --            --      (198,072)           --         (198,072)
  Proceeds from sales of
     assets and insurance
     claims                      --            --         4,923            --            4,923
                                ---       -------     ---------         -----        ---------
Net cash used for investing
  activities                     --            --      (239,544)           --         (239,544)
                                ---       -------     ---------         -----        ---------
Cash flows from financing
  activities:
  Decrease in restricted
     cash                        --            --           867            --              867
  Reduction of long-term
     debt                        --        (5,048)      (16,414)           --          (21,462)
  Proceeds from issuance of
     common shares               --         8,328            --            --            8,328
                                ---       -------     ---------         -----        ---------
Net cash provided by (used
  for) financing activities      --         3,280       (15,547)           --          (12,267)
                                ---       -------     ---------         -----        ---------
Effect of exchange rate
  changes on cash and cash
  equivalents                    --            --         1,716            --            1,716
                                ---       -------     ---------         -----        ---------
Net increase (decrease) in
  cash and cash equivalents      25        (2,189)      (53,246)           --          (55,410)
Cash and cash equivalents,
  beginning of period            --         2,201       196,242            --          198,443
                                ---       -------     ---------         -----        ---------
Cash and cash equivalents,
  end of period                 $25       $    12     $ 142,996         $  --        $ 143,033
                                ---       -------     ---------         -----        ---------

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Nabors Industries Ltd.:

     We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of June 30, 2003, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows and of changes in stockholders' equity for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

     We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, of cash flows, and of changes in shareholders' equity for the year then ended (not presented herein), and in our report dated January 29, 2003, except for Note 21, as to which the date is March 18, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
July 29, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF OPERATIONS

     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 750 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 200 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 43 platform, 16 jack-up and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 17 rigs.

     To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including oilfield management, engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. Our land transportation and hauling fleet includes approximately 240 rig and oilfield equipment hauling tractor-trailers and a number of cranes, loaders and light-duty vehicles. We maintain approximately 290 fluid hauling trucks, approximately 700 fluid storage tanks, eight saltwater disposal wells and other auxiliary equipment used in domestic drilling, workover and well-servicing operations. In addition, we own a fleet of 30 marine transportation and supply vessels, primarily in the Gulf of Mexico, which provide transportation of drilling materials, supplies and crews for offshore operations. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment and rig reporting software.

     Our overall business is conducted through two major segments: (1) Contract Drilling and (2) Manufacturing and Logistics. Our Contract Drilling segment includes our drilling, workover and well-servicing operations, on land and offshore, and our Manufacturing and Logistics segment includes our marine transportation and supply services, top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. A discussion of our results of operations for the three and six months ended June 30, 2003 and 2002 is included below. This discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2002.

     As used in this Report, "we," "us," "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries. Nabors became the publicly traded parent company of the Nabors group of companies, effective June 24, 2002, pursuant to the corporate reorganization described in our Annual Report on Form 10-K for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

     We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors must recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "should," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements.

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

RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to our reportable segments and rig activity:

                                  THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                            ----------------------------------------   ----------------------------------------
                                                       INCREASE                                   INCREASE
                              2003       2002         (DECREASE)         2003       2002         (DECREASE)
                            --------   --------   ------------------   --------   --------   ------------------
(IN THOUSANDS, EXCEPT
  PERCENTAGES)
Reportable segments:
  Operating revenues and
    Earnings from
    unconsolidated
    affiliates:
    Contract drilling:(1)
      U.S. Lower 48 Land
         Drilling           $116,605   $ 97,022    $19,583       20%   $208,293   $206,181    $  2,112       1%
      U.S. Land Well-
         servicing            81,504     76,250      5,254        7%    158,164    149,953       8,211       5%
      U.S. Offshore           24,680     23,958        722        3%     46,394     51,430      (5,036)   (10%)
      Alaska                  30,446     30,947       (501)     (2%)     66,414     70,941      (4,527)    (6%)
      Canada                  49,836     20,935     28,901      138%    150,624     48,952     101,672     208%
      International           96,599     77,062     19,537       25%    183,790    157,150      26,640      17%
                            --------   --------    -------             --------   --------    --------
         Subtotal contract
           drilling(2)       399,670    326,174     73,496       23%    813,679    684,607     129,072      19%
    Manufacturing and
      logistics(3)(4)         46,572     41,554      5,018       12%    101,761     81,596      20,165      25%
    Other(5)                 (12,331)   (11,210)    (1,121)    (10%)    (25,789)   (22,848)     (2,941)   (13%)
                            --------   --------    -------             --------   --------    --------
      Total                 $433,911   $356,518    $77,393       22%   $889,651   $743,355    $146,296      20%
                            --------   --------    -------             --------   --------    --------
  Adjusted cash flow
    derived from operating
    activities:(6)
    Contract drilling:
      U.S. Lower 48 Land
         Drilling           $ 23,445   $ 23,723    $  (278)     (1%)   $ 37,496   $ 51,809    $(14,313)   (28%)
      U.S. Land Well-
         servicing            18,811     16,187      2,624       16%     33,956     30,726       3,230      11%
      U.S. Offshore            5,112      1,150      3,962      345%      6,215      3,111       3,104     100%
      Alaska                  13,414     10,255      3,159       31%     31,576     23,861       7,715      32%
      Canada                   5,453      2,509      2,944      117%     38,706     15,143      23,563     156%
      International           33,350     27,690      5,660       20%     61,492     57,592       3,900       7%
                            --------   --------    -------             --------   --------    --------
         Subtotal contract
           drilling           99,585     81,514     18,071       22%    209,441    182,242      27,199      15%
    Manufacturing and
      logistics                4,883     13,000     (8,117)    (62%)     15,750     26,709     (10,959)   (41%)
    Other(7)                  (9,831)    (9,010)      (821)     (9%)    (20,619)   (18,709)     (1,910)   (10%)
                            --------   --------    -------             --------   --------    --------
      Total                   94,637     85,504      9,133       11%    204,572    190,242      14,330       8%
  Depreciation and
    amortization             (56,652)   (47,984)    (8,668)    (18%)   (110,578)   (91,665)    (18,913)   (21%)
                            --------   --------    -------             --------   --------    --------

                                  THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                            ----------------------------------------   ----------------------------------------
                                                       INCREASE                                   INCREASE
                              2003       2002         (DECREASE)         2003       2002         (DECREASE)
                            --------   --------   ------------------   --------   --------   ------------------
  Adjusted income derived
    from operating
    activities(8)             37,985     37,520        465        1%     93,994     98,577      (4,583)    (5%)
  Interest expense           (18,644)   (14,418)    (4,226)    (29%)    (38,714)   (29,033)     (9,681)   (33%)
  Interest income              6,998      8,142     (1,144)    (14%)     14,691     17,393      (2,702)   (16%)
  Other income, net               23      2,649     (2,626)    (99%)         47      3,146      (3,099)   (99%)
                            --------   --------    -------             --------   --------    --------
  Income before income
    taxes                   $ 26,362   $ 33,893    $(7,531)    (22%)   $ 70,018   $ 90,083    $(20,065)   (22%)
                            --------   --------    -------             --------   --------    --------
  Net cash provided by
    operating activities
    from the consolidated
    statements of cash
    flows(6)                $ 94,738   $ 91,322    $ 3,416        4%   $120,771   $194,685    $(73,914)   (38%)
                            --------   --------    -------             --------   --------    --------
Rig activity:
  Rig years:(9)
    U.S. Lower 48 Land
      Drilling                 136.8      105.6       31.2       30%      123.0      106.6        16.4      15%
    U.S. Offshore               15.0       14.5         .5        3%       14.2       14.7         (.5)    (3%)
    Alaska                       9.1        9.6        (.5)     (5%)        8.9       10.4        (1.5)   (14%)
    Canada                      23.4       11.4       12.0      105%       41.0       19.2        21.8     114%
    International(10)           59.8       53.5        6.3       12%       58.4       52.9         5.5      10%
                            --------   --------    -------             --------   --------    --------
         Total rig years       244.1      194.6       49.5       25%      245.5      203.8        41.7      20%
                            --------   --------    -------             --------   --------    --------
  Rig hours:(11)
    U.S. Land Well-
      servicing              281,810    262,326     19,484        7%    555,323    504,605      50,718      10%
    Canada Well-
      servicing(12)           46,458     30,528     15,930       52%    139,160     30,528     108,632     356%
                            --------   --------    -------             --------   --------    --------
         Total rig hours     328,268    292,854     35,414       12%    694,483    535,133     159,350      30%
                            --------   --------    -------             --------   --------    --------

 (1) This segment includes our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.0 million for the three months ended June 30, 2003 and 2002, and $1.9 million and $2.1 million for the six months ended June 30, 2003 and 2002, respectively.

 (3) This segment includes our marine transportation and supply services, top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operating units.

 (4) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $.4 million and $3.4 million for the three months ended June 30, 2003 and 2002, respectively, and $5.4 million and $7.9 million for the six months ended June 30, 2003 and 2002, respectively.

 (5) Represents the elimination of inter-segment manufacturing and logistics sales.

 (6) Adjusted cash flow derived from operating activities is computed by: subtracting direct costs and general and administrative expenses from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units based on several criteria, including adjusted cash flows derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing performance of our business units. The following is a reconciliation of net cash provided by operating activities from our consolidated statements of cash flows, which is a GAAP measure, to this non-GAAP measure:

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                              --------------------      ----------------------
                                               2003         2002          2003          2002
                                              -------      -------      --------      --------
(IN THOUSANDS)
Net cash provided by operating activities
  from the consolidated statements of cash
  flows                                       $94,738      $91,322      $120,771      $194,685
Interest expense                               18,644       14,418        38,714        29,033
Interest income                                (6,998)      (8,142)      (14,691)      (17,393)
Other income, net                                 (23)      (2,649)          (47)       (3,146)
Current income tax expense                      3,226        2,514         7,286         6,957
Deferred financing costs amortization          (1,323)      (1,098)       (2,720)       (2,196)
Discount amortization on long-term debt        (7,661)      (7,673)      (15,569)      (15,270)
Amortization of loss on cash flow hedges          (38)          --           (75)           --
Gains (losses) on long-term assets, net           837         (722)        3,277          (828)
Gains on marketable securities                  3,096          476         2,627         2,950
Loss on derivative instruments                 (2,617)          --        (3,701)           --
Sales of marketable securities, trading        (4,484)          --        (4,484)           --
Foreign currency transaction gains                532        2,524           351         2,307
Loss on early extinguishment of debt             (908)          --          (908)         (202)
Equity in (losses) earnings of
  unconsolidated affiliates, net of
  dividends                                    (4,141)      (1,315)        1,762         2,124
Decrease (increase), net of effects from
  acquisitions, from changes in balance
  sheet accounts                                1,757       (4,151)       71,979        (8,779)
                                              -------      -------      --------      --------
Adjusted cash flow derived from operating
  activities                                  $94,637      $85,504      $204,572      $190,242
                                              -------      -------      --------      --------

 (7) Includes the elimination of inter-segment transactions and unallocated corporate expenses.

 (8) Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to consolidated income before income taxes, which is a GAAP measure, is provided within the table above.

 (9) Excludes well-servicing rigs, which are measured in rig hours. Includes our percentage ownership of rigs from unconsolidated affiliates. Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(10) International rig years include our percentage ownership of rigs from unconsolidated affiliates which totaled 4.0 years and 3.5 years during the three months ended June 30, 2003 and 2002, respectively, and 8.0 years and
     7.0 years during the six months ended June 30, 2003 and 2002, respectively.

(11) Rig hours represents the number of hours that our well-servicing rig fleet operated during the period.

(12) The Canada well-servicing operation was acquired during April 2002 as part of our acquisition of Enserco Energy Service Company Inc.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

     Operating revenues and Earnings from unconsolidated affiliates for the three months ended June 30, 2003 totaled $433.9 million, representing an increase of $77.4 million, or 22%, as compared to the prior year quarter. Current quarter adjusted cash flow derived from operating activities, adjusted income derived from operating activities and net income totaled $94.6 million, $38.0 million and $29.0 million ($.19 per diluted share), respectively, representing increases of 11%, 1% and 14% compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates for the six months ended June 30, 2003 totaled $889.7 million, representing an increase of $146.3 million, or 20%, as compared to the prior year period. Adjusted cash flow derived from operating activities, adjusted income derived from operating activities and net income for the six months ended June 30, 2003 totaled $204.6 million, $94.0 million and $77.1 million ($.50 per diluted share), respectively, representing increases (decreases) of 8%, (5%) and 14% compared to the prior year period.

     The increase in our Operating revenues and Earnings from unconsolidated affiliates during the three months ended June 30, 2003 as compared to the prior year quarter primarily resulted from higher revenues realized by our Canadian, U.S. Lower 48 Land Drilling and International operations. The increase in our Operating revenues and Earnings from unconsolidated affiliates during the six months ended June 30, 2003 compared to the prior year period primarily resulted from higher revenues realized by our Canadian and International operations. The improved revenues from our Canadian operations resulted from a significant increase in drilling activity primarily from our acquisition of Enserco Energy Service Company Inc. in April 2002. The Enserco acquisition increased the number of drilling rigs owned and operated by Nabors in Canada by 30 drilling rigs while also adding over 200 well-servicing rigs. Additionally, the level of drilling activity for our Canadian land drilling business increased during the current year periods as a result of higher average price levels for natural gas. International revenues improved primarily as a result of new contracts for our operation in Mexico. The improved revenues for our U.S. Lower 48 Land Drilling operations in the current quarter resulted from higher activity levels driven by a gradual increase in demand for drilling services in that market during the first half of 2003 partially offset by lower average dayrates.

     The increase in adjusted cash flow derived from operating activities during the three and six months ended June 30, 2003 resulted primarily from the increase in revenues discussed above. Our results for the six months ended June 30, 2003 were also positively impacted by business interruption insurance proceeds recorded in the first quarter of 2003 related to damage incurred on one of our land drilling rigs in Alaska during 2001 (see discussion below). However, the overall increases in adjusted cash flow derived from operating activities in the current year periods were partially offset by lower average dayrates in our U.S. Lower 48 Land Drilling operations resulting from the weakness in this market over the period beginning in the second quarter of 2001 and extending through the end of 2002.

     The changes in adjusted income derived from operating activities for the three and six months ended June 30, 2003 were impacted by increases in depreciation and amortization expense of 18% and 21%, respectively, compared to the prior year periods, resulting in only a small increase for the current quarter and a decrease for the six months ended June 30, 2003 compared to the prior year periods. These increases in depreciation and amortization expense resulted from full periods of depreciation in the current year periods on assets acquired in the April 2002 Enserco acquisition and depreciation in the current year periods on assets acquired in the October 2002 Ryan Energy Technologies, Inc. acquisition, as well as other capital expenditures during the second half of 2002 and first half of 2003.

     Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian land and U.S. Offshore (Gulf of Mexico) operations while oil prices are the primary driver of our Alaskan, International and U.S. Well-servicing operations. Natural gas and oil prices began increasing in the latter part of the first quarter of 2002, and averaged $5.64 per million cubic feet (mcf) and $29.02 per barrel, respectively, during the current year quarter, as compared to $3.39 per mcf and $26.29 per barrel for the prior year quarter. Natural gas and oil prices averaged $6.00 per mcf and $31.45 per barrel, respectively, during the six months ended June 30, 2003, as compared to $2.98 per mcf and $24.01 per barrel for the prior year period.

     Our operating results for the third quarter of 2003 are expected to increase from levels realized during the current quarter primarily as a result of the expected continuance of improved drilling activity for our U.S. Lower 48 Land Drilling operations and expected improvements in activity levels for our Canadian drilling operations, which were impacted by a seasonal decline in activity during the second quarter. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter, and then generally increase over the last half of the year. As a result of our recent acquisitions in Canada, this seasonality has a more significant impact on our overall results as our Canadian operations represent a larger portion of our overall operations. We also expect a continuing recovery in our U.S. Offshore (Gulf of Mexico) operations, which began during the current quarter. Results for the remainder of 2003 should also be positively impacted by the addition of new contracts in our International operations. Our U.S. Land Well-servicing operations should maintain a steady to slightly upward trend for the remainder of 2003. Additionally, we expect results from our operations in Alaska to remain flat throughout the remainder of 2003.

     Contract drilling. The business units that comprise this segment contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore. For the three months ended June 30, 2003, Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $399.7 million and adjusted cash flow derived from operating activities totaled $99.6 million, representing increases of 23% and 22%, respectively, compared to the prior year quarter. Rig years (excluding well-servicing rigs) increased to 244.1 years during the three months ended June 30, 2003 from 194.6 years during the prior year quarter. For the six months ended June 30, 2003, Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $813.7 million and adjusted cash flow derived from operating activities totaled $209.4 million, representing increases of 19% and 15%, respectively, compared to the prior year period. Rig years (excluding well-servicing rigs) increased to 245.5 years during the six months ended June 30, 2003 from 203.8 years during the prior year period.

     U.S. Lower 48 Land Drilling Operating revenues totaled $116.6 million and $208.3 million for the three and six months ended June 30, 2003, respectively, representing increases of 20% and 1% for the three and six months ended June 30, 2003, respectively, as compared to the prior year periods. Adjusted cash flow derived from operating activities totaled $23.4 million and $37.5 million for the three and six months ended June 30, 2003, respectively, representing decreases of 1% and 28%, respectively, compared to the prior year periods. The increases in revenues for the three and six months ended June 30, 2003 resulted primarily from an increase in rig years driven by the overall increase in natural gas drilling activity that began in the first quarter of 2003, which was only partially offset by lower average dayrates compared to the prior year periods. The decreases in adjusted cash flow derived from operating activities for the three and six months ended June 30, 2003 resulted from the lower average dayrates compared to the prior year periods combined with rising labor costs. Drilling activity for our U.S. Land Drilling operations expanded considerably during the first half of 2003, increasing rig years to 136.8 years for the current quarter compared to 105.6 years during the prior year quarter, and increasing rig years to 123.0 years for the six months ended June 30, 2003 compared to 106.6 years during the prior year period.

     U.S. Land Well-servicing Operating revenues and adjusted cash flow derived from operating activities totaled $81.5 million and $18.8 million, respectively, during the current quarter, representing increases of 7% and 16%, respectively, compared to the prior year quarter, and totaled $158.2 million and $34.0 million, respectively, during the six months ended June 30, 2003, representing increases of 5% and 11%, respectively, compared to the prior year period. The improved results for the three and six months ended June 30, 2003 resulted from an increase in well-servicing activity driven by increased capital spending by our customers in the first half of 2003 and an increase in average dayrates compared to the prior year periods. The higher capital spending resulted from the improvement in oil prices which began in 2002 and was sustained during the first half of 2003. U.S. Land Well-servicing hours increased to 281,810 hours during the current quarter from 262,326 hours during the prior year quarter and increased to

555,323 hours during the six months ended June 30, 2003 from 504,605 hours during the prior year period. Natural gas related activity within our U.S. Land Well-servicing operations also increased as a result of higher commodity prices.

     U.S. Offshore Operating revenues totaled $24.7 million and $46.4 million for the three and six months ended June 30, 2003, respectively, representing an increase of 3% during the current quarter and a decrease of 10% for the six months ended June 30, 2003 compared to the prior year periods. Adjusted cash flow derived from operating activities totaled $5.1 million and $6.2 million for the three and six months ended June 30, 2003, respectively, representing increases of 345% and 100%, respectively, compared to the prior year periods. The increase in revenues for the three months ended June 30, 2003 resulted from increased rig years compared to the prior year quarter. The decrease in revenues for the six months ended June 30, 2003 resulted primarily from lower rig years compared to the prior year period. The increase in adjusted cash flow derived from operating activities for the current year periods resulted primarily from increased working days for our 1,000 horsepower workover rigs that currently generate higher daily cash margins than the remainder of our rigs. Results for this business unit were also impacted by lower costs reflecting increased monitoring of costs on working rigs and reductions in fixed overhead and costs for non-working rigs. Rig years for our U.S. Offshore operations totaled 15.0 years for the current quarter compared to 14.5 years during the prior year quarter, and 14.2 years for the six months ended June 30, 2003 compared to 14.7 years during the prior year period.

     Alaskan Operating revenues and adjusted cash flow derived from operating activities totaled $30.4 million and $13.4 million, respectively, during the current quarter representing a decrease of 2% and an increase of 31%, respectively, compared to the prior year quarter. The slight decrease in Operating revenues resulted from lower drilling activity reflected in the decrease in rig years to 9.1 years in the current quarter from 9.6 years in the prior year quarter. Adjusted cash flow derived from operating activities increased as a result of higher average dayrates in the current quarter compared to the prior year quarter. Alaskan Operating revenues and adjusted cash flow derived from operating activities totaled $66.4 million and $31.6 million, respectively, during the six months ended June 30, 2003, representing a decrease of 6% and an increase of 32%, respectively, compared to the prior year period. The decrease in Operating revenues resulted from lower drilling activity reflected in the decrease in rig years to 8.9 years in the current six month period from 10.4 years in the prior year period. Adjusted cash flow derived from operating activities increased during the six months ended June 30, 2003 compared to the prior year period as a result of higher average dayrates and an incremental $5.7 million, representing business interruption insurance proceeds recorded in the first quarter of 2003 related to damage incurred on one of our land drilling rigs in Alaska in 2001. We also recorded a $1.9 million gain in the first quarter of 2003 as a result of a casualty insurance settlement in excess of the carrying value of the damaged portion of this rig, which is included in other income in our consolidated statement of income for the six months ended June 30, 2003.

     Canadian Operating revenues totaled $49.8 million and $150.6 million for the three and six months ended June 30, 2003, respectively, representing increases of 138% and 208%, respectively, compared to the prior year periods. Adjusted cash flow derived from operating activities totaled $5.5 million and $38.7 million, respectively, during the three and six months ended June 30, 2003, respectively, representing increases of 117% and 156%, respectively, compared to the prior year periods. As discussed above, these increases reflect an increase in both well-servicing revenues and drilling revenues which resulted from the acquisition of Enserco in April 2002 and an overall increase in Canadian drilling activity. Rig years in Canada increased to 23.4 years during the current quarter from 11.4 years during the prior year quarter, and increased substantially to 41.0 years during the six months ended June 30, 2003 from 19.2 years during the prior year period. Canadian Well-servicing hours totaled 46,458 hours and 139,160 hours for the three and six months ended June 30, 2003, respectively, compared to 30,528 hours for the three and six months ended June 30, 2002 as our Canadian Well-servicing operations were acquired as part of the Enserco acquisition in April 2002.

     International Operating revenues and Earnings from unconsolidated affiliates for the three and six months ended June 30, 2003 totaled $96.6 million and $183.8 million, respectively, representing increases of 25% and 17%, respectively, compared to the prior year periods. Adjusted cash flow derived from operating activities for the three and six months ended June 30, 2003 totaled $33.4 million and $61.5 million, respectively, representing increases of 20% and 7%, respectively, compared to the prior year periods. The increase in Operating revenues and Earnings from unconsolidated affiliates during the current year periods resulted from new contracts for our operation in Mexico. International rig years increased to 59.8 years during the current quarter from 53.5 years during the prior year quarter and increased to 58.4 years during the six months ended June 30, 2003 from 52.9 years during the prior year period.

     Manufacturing and logistics. This segment includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and transportation operations. Manufacturing and logistics Operating revenues and Earnings from unconsolidated affiliates during the three and six months ended June 30, 2003 totaled $46.6 million and $101.8 million, respectively, representing increases of 12% and 25%, respectively, compared with the prior year periods. Adjusted cash flow derived from operating activities for this segment for the three and six months ended June 30, 2003 totaled $4.9 million and $15.8 million, respectively, representing decreases of 62% and 41%, respectively, compared to the prior year periods. The increase in revenues for this segment primarily resulted from the acquisition of Ryan during the fourth quarter of 2002. This increase was only partially offset by decreased revenues from our top drive manufacturing and service operation. While Ryan's results have been additive to our revenues, adjusted cash flow derived from operating activities from this new business was minimal for the current quarter and a small loss was realized for the six months ended June 30, 2003. In addition, decreased results for our marine transportation operations resulted in lower profitability for this segment as compared to the prior year periods.

     Other Financial Information. Our gross margin percentage decreased slightly to 31% in the current quarter from 32% in the prior year quarter and decreased to 32% in the first six months of 2003 from 34% in the prior year period. This percentage is calculated by dividing gross margin by operating revenues. Gross margin is calculated by subtracting direct costs from operating revenues. The decrease in our gross margin percentages during the three and six months ended June 30, 2003 primarily resulted from lower average dayrates in our U.S. Lower 48 Land Drilling operations and lower average margins for our Canadian operations. The decrease in margins for our Canadian operations reflects the addition of well-servicing operations in Canada in April 2002 which tend to have lower margins than drilling operations.

     General and administrative expenses increased by $7.7 million, or 23%, in the current quarter and by $16.2 million, or 25%, in the first six months of 2003 compared to the prior year periods resulting from increases related to our recent Canadian acquisitions and increased International activity. As a percentage of operating revenues, general and administrative expenses increased slightly (9.4% vs. 9.3%) during the current quarter compared to the prior year quarter and increased (9.3% vs. 8.9%) for the six months ended June 30, 2003 compared to the prior year period.

     Depreciation and amortization expense increased by $8.7 million, or 18%, in the current quarter and by $18.9 million, or 21%, in the first six months of 2003 compared to the prior year periods. Depreciation and amortization expense increased as a result of full periods of depreciation in the current year periods on assets acquired in the April 2002 Enserco acquisition and depreciation in the current year periods on assets acquired in the October 2002 Ryan Energy Technologies, Inc. acquisition, as well as other capital expenditures during the second half of 2002 and first half of 2003.

     Interest expense increased by $4.2 million, or 29%, in the current quarter and by $9.7 million, or 33%, in the first six months of 2003 compared to the prior year periods primarily as a result of higher average outstanding debt balances, resulting from the August 2002 issuance of our $225 million aggregate principal amount of 4.875% senior notes due 2009 and $275 million aggregate principal amount of 5.375% senior notes due 2012, which combined to add approximately $4.9 million and $10.1 million to interest expense for the three and six months ended June 30, 2003, respectively. This was partially offset by the redemption of our 8.625% senior subordinated notes due April 2008 on April 1, 2003 discussed below. We expect lower interest expense in future periods resulting from the redemption on June 20, 2003 of Nabors Delaware's $825 million zero coupon convertible senior debentures due 2020 that had an effective interest rate of 2.5%, the redemption of our 8.625% senior subordinated notes due April 2008 on April 1, 2003, and the issuance of Nabors Delaware's $700 million zero coupon senior exchangeable notes due 2023 which will not accrue interest unless Nabors Delaware becomes obligated to pay contingent interest.

     Interest income decreased by $1.1 million, or 14%, in the current quarter and by $2.7 million, or 16%, in the first six months of 2003 compared to the prior year periods reflecting lower average yields on investments resulting from the overall declining interest rate environment partially offset by higher cash and marketable securities balances.

     Other income decreased by $2.6 million, or 99%, in the current quarter and by $3.1 million, or 99%, in the first six months of 2003 compared to the prior year periods. Other income for the three and six months ended June 30, 2003 includes net gains on marketable securities of $3.1 million and $2.6 million, respectively, and gains on long-term assets of $.8 million and $3.3 million, respectively, partially offset by mark-to-market losses recorded on our range cap and floor derivative instrument of approximately $2.6 million and $3.7 million, respectively. Other income for the three and six months ended June 30, 2002 includes net gains on marketable securities of approximately $.5 million and $3.0 million, respectively, and foreign currency transaction gains of approximately $2.5 million and $2.3 million, respectively, partially offset by the recognition of approximately $1.3 million and $3.4 million, respectively, in corporate reorganization expense.

     Our effective income (benefit) tax rate was (10%) during the three and six months ended June 30, 2003 compared to 25% for the prior year periods. The tax benefit position in 2003 resulted primarily from tax savings realized as a result of our corporate reorganization effective June 24, 2002. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various legislative proposals being considered by the U.S. Congress, and any responsive action taken by Nabors.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Operating Activities. Net cash provided by operating activities totaled $120.8 million during the six months ended June 30, 2003, compared to net cash provided by operating activities totaling $194.7 million during the prior year period. During the six months ended June 30, 2003, net income was increased for non-cash items such as depreciation and amortization, and was reduced for changes in our balance sheet accounts and our deferred income tax benefit. During the six months ended June 30, 2002, net income was increased for non-cash items such as depreciation and amortization and deferred income tax expense, and was reduced for changes in our balance sheet accounts.

     Investing Activities. Net cash provided by investing activities totaled $64.7 million during the six months ended June 30, 2003, compared to $239.5 million used for investing activities during the prior year period. During the current year period, cash was primarily provided by sales, net of purchases, of marketable securities and was used primarily for capital expenditures. During the prior year period, cash was primarily used for capital expenditures, the acquisition of 20.5% of the issued and outstanding shares of Enserco and was primarily provided by sales, net of purchases, of marketable securities.

     Financing Activities. Financing activities provided cash totaling $168.6 million during the six months ended June 30, 2003 compared to cash used for financing activities of $12.3 million during the prior year period. During the current year period, cash was provided primarily by approximately $689.5 million in net proceeds from the issuance of the $700 million zero coupon senior exchangeable notes due 2023 by Nabors Delaware on June 10, 2003 and was used primarily for the reduction of long-term debt of $542.8 million. Cash was also provided during the current year period by our receipt of proceeds from the exercise of options to acquire 152,000 of our common shares. During the prior year period, cash was primarily used for the reduction of long-term debt, partially offset by cash provided by our receipt of proceeds from the exercise of options to acquire 641,000 shares of Nabors Delaware common stock.

     On June 10, 2003, Nabors Delaware completed a private placement of $700 million aggregate principal amount of zero coupon senior exchangeable notes due 2023 that are fully and unconditionally guaranteed by us. The notes were reoffered by the initial purchaser of the notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the Securities
Act), and outside the United States in accordance with Regulation S under the Securities Act. The notes do not bear interest, do not accrete and have a zero yield to maturity, unless Nabors Delaware becomes obligated to pay contingent interest as defined in the note indenture. Cash provided by issuance of the notes, net of issuance costs, totaled $689.5 million.

     We used a portion of the net proceeds from the issuance of the notes to redeem the remaining outstanding principal amount of Nabors Delaware's $825 million zero coupon convertible senior debentures due 2020 on June 20, 2003. The redemption price was $655.50 per $1,000 principal amount of the debentures for an aggregate redemption price paid of approximately $494.9 million. The remainder of the proceeds of the notes were invested in cash and marketable securities and will be used for general corporate purposes, possibly including the redemption of a portion of the outstanding amount of our 6.8% senior notes due April 15, 2004 and for acquisitions.

     On April 1, 2003, we redeemed our 8.625% senior subordinated notes due April 2008 and all associated guarantees at a redemption price of $1,043.13 per $1,000 principal amount of the notes together with accrued and unpaid interest to the date of redemption.

FUTURE CASH REQUIREMENTS

     As of June 30, 2003, we had long-term debt, including current maturities, of $2.3 billion and cash and cash equivalents and investments in marketable securities of $1.5 billion.

     Our 6.8% senior notes are due April 15, 2004 for an aggregate principal amount of $295.3 million. This amount is classified in current liabilities in our consolidated balance sheet as of June 30, 2003.

     As of June 30, 2003, we had outstanding capital expenditure purchase commitments of approximately $22.5 million, primarily for rig-related enhancing and sustaining capital expenditures. We have historically completed a number of acquisitions during down markets and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of our common stock. Future acquisitions may be paid for using existing cash or issuance of debt or Nabors stock. Such capital expenditures and acquisitions are at our discretion and will depend on our view of market conditions and other factors.

     Our 2002 Annual Report on Form 10-K includes our contractual cash obligations table as of December 31, 2002. As a result of the issuance of Nabors Delaware's $700 million zero coupon senior exchangeable notes due 2023 on June 10, 2003 and the redemption of certain existing debt in the current quarter, we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to long-term debt as of June 30, 2003:

                                                     PAYMENT DUE BY PERIOD
                                 -------------------------------------------------------------
                                              REMAINDER
                                   TOTAL       OF 2003    2004-2005   2006-2007     THEREAFTER
                                 ----------   ---------   ---------   ---------     ----------
(IN THOUSANDS)
Principal                        $2,322,075    $    --    $295,275    $826,800(1)   $1,200,000
Interest                            217,959     22,914      57,357      51,501          86,187
                                 ----------    -------    --------    --------      ----------
Total                            $2,540,034    $22,914    $352,632    $878,301      $1,286,187
                                 ----------    -------    --------    --------      ----------

(1) Represents our $1.381 billion zero coupon convertible senior debentures which can be put to us on February 5, 2006.

     No other significant changes have occurred to the contractual cash obligations disclosed in our 2002 Annual Report on Form 10-K.

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

     Management believes that the likelihood that we would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                             MAXIMUM AMOUNT
                                           ---------------------------------------------------
                                           REMAINDER
                                            OF 2003     2004      2005    THEREAFTER    TOTAL
                                           ---------   -------   ------   ----------   -------
(IN THOUSANDS)
Financial standby letters of credit         $18,251    $17,728   $   --      $ --      $35,979
Guarantee of residual value in lease
  agreements                                    162        347      701        65        1,275
Contingent consideration in acquisition         455        910      910       225        2,500
                                            -------    -------   ------      ----      -------
Total                                       $18,868    $18,985   $1,611      $290      $39,754
                                            -------    -------   ------      ----      -------

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

     As of June 30, 2003, we had cash and cash equivalents and investments in marketable securities of $1.5 billion and working capital of $1.0 billion. This compares to cash and cash equivalents and investments in marketable securities of $1.3 billion and working capital of $618.5 million as of December 31, 2002.

     The increase in cash and cash equivalents and investments in marketable securities relates primarily to the issuance of the zero coupon senior exchangeable notes due 2023 by Nabors Delaware during the current quarter, which resulted in net proceeds of $689.5 million, partially offset by reductions in long-term debt of $542.8 million during the current period. Cash and cash equivalents and investments in marketable securities were also increased during the six months ended June 30, 2003 by cash provided by operating activities totaling $120.8 million and decreased by capital expenditures of $149.3 million during the period. The increase in working capital relates primarily to the increase in cash and cash equivalents and short-term marketable securities and the redemption of Nabors Delaware's $825 million zero coupon convertible senior debentures due 2020 on June 20, 2003 for an aggregate redemption price paid of approximately $494.9 million, which was classified in current liabilities as of December 31, 2002, only partially offset by the reclassification of $295.3 million principal amount of our 6.8% senior notes due April 15, 2004 to current liabilities as of June 30, 2003.

     Our funded debt to capital ratio was 0.49:1 as of June 30, 2003 and December 31, 2002. Our net funded debt to capital ratio was 0.26:1 as of June 30, 2003 and December 31, 2002. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and
(3) long-term debt. Capital is defined as shareholders' equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Our interest coverage ratio was 5.4:1 as of June 30, 2003, compared to 6.0:1 as of December 31, 2002. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, and depreciation and amortization expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

     We have three letter of credit facilities and a Canadian line of credit facility with various banks as of June 30, 2003. Availability and borrowings under our credit facilities as of June 30, 2003 are as follows:

(IN THOUSANDS)
Credit available                            $ 86,142
Letters of credit outstanding                (52,555)
                                            --------
Remaining availability                      $ 33,587
                                            --------

     Additionally, we have $2.6 million in letters of credit outstanding under a letter of credit facility that expired on September 5, 2002. As these letters of credit mature they will be reissued under existing letter of credit facilities, as necessary.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002 the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 have been applied on a prospective basis for guarantees issued or modified after December 31, 2002. During the six months ended June 30, 2003, we issued new standby letters of credit which serve as guarantees under the provisions of FIN 45. The application of the recognition and measurement provisions of FIN 45 to these guarantees was insignificant. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 15, 2002 and are included in
Note 6 to our accompanying consolidated financial statements.

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

     In May 2003 the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for

Derivative Instruments and Hedging Activities." SFAS 149 is effective in relation to certain issues for fiscal quarters that began prior to June 15, 2003 and for certain contracts entered into after June 30, 2003. The adoption of SFAS 149 had no initial impact on our financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2003.

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no initial impact on our financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2003.

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

     During the three and six months ended June 30, 2003, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $1.7 million and $3.3 million, respectively, which served to reduce interest expense. The fair value of our interest rate swap agreement was a gain of approximately $15.8 million as of June 30, 2003, which is recorded as a derivative asset, included in other long-term assets, offset by an increase to the carrying value of our 5.375% senior notes due 2012. The change in cumulative fair value of this derivative instrument from December 31, 2002 resulted in an increase in our derivative asset and the carrying value of our senior notes of $5.8 million for the six months ended June 30, 2003.

     The fair value of our range cap and floor transaction was a loss of approximately $7.5 million as of June 30, 2003, which is recorded as a derivative liability in other long-term liabilities. We recorded a loss of $2.6 million during the three months ended June 30, 2003 related to the change in cumulative fair value of this derivative instrument from March 31, 2003 and a loss of $3.7 million during the six months ended June 30, 2003 related to the change in cumulative fair value of this derivative instrument from December 31, 2002. These losses are included in other income in our consolidated statements of income.

     Nabors Delaware's $700 million zero coupon senior exchangeable notes due 2023 include a contingent interest provision, discussed in Note 3 to our accompanying consolidated financial statements, which qualifies as an embedded derivative under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This embedded derivative is required to be separated from the notes and valued at its fair value at inception of the note agreement. Any subsequent change in fair value will be marked-to-market through our statements of income.

     The fair value of the contingent interest provision at inception of the note indenture was minimal. In addition, there was no significant change in the fair value of this embedded derivative through June 30, 2003, resulting in no impact on our statements of income for the three and six months ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange
Act)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated entities.

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act under the supervision and with the participation of management, including our Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective.

     (b) Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 23, 2002, Steve Rosenberg, an individual shareholder of Nabors, filed a complaint against Nabors and its directors in the United States District Court for the Southern District of Texas (Civil Action No. 02-1942), alleging that Nabors' May 10, 2002 proxy statement/prospectus contained certain material misstatements and omissions in violation of federal securities laws and state law. Nabors' May 10, 2002 proxy statement/prospectus was sent to shareholders in connection with the special meeting to consider and vote on Nabors' proposed reorganization and effective reorganization in Bermuda. Rosenberg requested that the Court either enjoin the closing of the shareholder vote on the scheduled date or the effectuation of the reorganization. In addition, Rosenberg purported to bring a class action on behalf of all shareholders, alleging that Nabors and its directors violated their state law fiduciary duties by making these alleged misstatements and omissions.

     On March 18, 2003, the Court granted our motion and dismissed all claims with prejudice. On April 14, 2003, Rosenberg filed an appeal of the United States District Court's decision to the United States Fifth Circuit Court of Appeals. The parties entered into settlement negotiations and in July 2003 reached a confidential settlement of all disputes between the parties. This settlement had no material effect on our consolidated financial position, results of operations or cash flows.

     Nabors and its subsidiaries are defendants or otherwise involved in a number of other lawsuits in the ordinary course of their business. In the opinion of management, our ultimate liability with respect to pending lawsuits is not expected to have a significant or material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

     On June 10, 2003, Nabors Industries, Inc. (Nabors Delaware), our wholly-owned subsidiary, completed a private placement with Citigroup Global Markets Inc. as the initial purchaser of $700 million aggregate principal amount of zero coupon senior exchangeable notes due 2023 that are fully and unconditionally guaranteed by us. The issue price of the notes was 100% of principal amount and net cash provided to us by issuance of the notes totaled $689.5 million. The notes were reoffered by the initial purchaser of the notes to qualified institutional buyers under Rule 144A of the Securities Act and outside the United States in accordance with Regulation S under the Securities Act. The notes do not bear interest, do not accrete and have a zero yield to maturity, unless Nabors Delaware becomes obligated to pay contingent interest as defined in the note indenture.

     The notes are exchangeable at the option of the holders into 14.2653 common shares of Nabors per $1,000 principal amount of notes (subject to adjustment for certain events) contingent upon the following circumstances: (1) if in any calendar quarter beginning after the quarter ending September 30, 2003, the closing sale price per share of Nabors' common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120%, or with respect to all calendar quarters beginning on or after July 1, 2008, 110% of the applicable exchange price per share of the Nabors' common shares on such last trading day, (2) subject to certain exceptions, during the five business-day period after any ten consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of the ten trading-day period was less than 95% of the product of the closing sale price of such common shares and the exchange rate of such note, (3) if we call the notes for redemption, or
(4) upon the occurrence of specified corporate transactions described in the note indenture.

     The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware's future secured debt. The notes will rank equally with any of Nabors Delaware's other existing and future unsecured and unsubordinated debt and will be senior in right of payment to any of Nabors Delaware's subordinated debt. The guarantee of Nabors will be similarly unsecured and have a similar ranking to the notes so guaranteed. Holders of the notes have the right to require Nabors Delaware to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any, on June 15, 2008, June 15, 2013 and June 15, 2018 or upon a fundamental change as described in the note indenture. If Nabors Delaware is required to repurchase the notes, Nabors Delaware will have the right to deliver, in lieu of cash, our common shares or a combination of cash and common shares, subject to certain conditions. If Nabors Delaware elects to pay all or a portion of the purchase price in our common shares, the number of common shares we will issue will be equal to the purchase price divided by the market price of the Nabors' common shares. For these purposes, the market price means the average of the sale prices of our common shares for the five trading-day period ending on the third business day prior to the applicable purchase date.

     Nabors Delaware will be obligated to pay contingent interest during any six-month period from June 15 to December 14 or from December 15 to June 14 commencing on or after June 15, 2008 for which the average trading price of the notes for each day of the applicable five trading-day reference period equals or exceeds 120% of the principal amount of the notes as of the day immediately preceding the first day of the applicable six-month interest period. The amount of contingent interest payable per note in respect to any six-month period will equal 0.185% of the principal amount of a note. The five trading-day reference period means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period.

     We used a portion of the net proceeds from the issuance of the notes to redeem the remaining outstanding principal amount of Nabors Delaware's $825 million zero coupon convertible senior debentures due 2020 on June 20, 2003 and our associated guarantees. The redemption price was $655.50 per $1,000 principal amount of the debentures for an aggregate redemption price paid of approximately $494.9 million. The redemption of the debentures did not result in any gain or loss as the debentures were redeemed at prices equal to their carrying value on June 20, 2003. The remainder of the proceeds of the notes were invested in cash and marketable securities and will be used for general corporate purposes, possibly including the redemption of a portion of the outstanding amount of our 6.8% senior notes due April 15, 2004 and for acquisitions.

     Copies of the Indenture and Registration Rights Agreement relating to the notes are included as exhibits to this Quarterly Report on Form 10-Q. This discussion is not, and is not to be deemed, an offer to sell the zero coupon senior exchangeable notes or the common shares of Nabors underlying such securities to any person.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2003 Annual General Meeting of Shareholders of Nabors Industries Ltd. held on June 3, 2003, 130,551,007 shares were present in person or by proxy, constituting 89.4% of the outstanding shares of Nabors entitled to vote, which includes both common shares and the preferred share voting on behalf of holders of common shares of Nabors Exchangeco (Canada) Inc. The matters voted upon at the annual meeting were:

     Election of Directors: The shareholders elected two Class III directors to the Board of Directors of Nabors Delaware to serve for a three-year term, until 2005:

                Eugene M. Isenberg
                Votes cast in favor:             128,260,818
                Votes withheld:                    2,290,189

                Jack Wexler
                Votes cast in favor:             122,218,949
                Votes withheld:                    8,332,058

Class I Directors, James L. Payne, Hans W. Schmidt and Richard F. Syron continued in office with terms expiring in 2004. Class II Directors Anthony G. Petrello, Myron M. Sheinfeld and Martin J. Whitman continued in office with terms expiring in 2005.

     Appointment of Independent Auditors: The shareholders appointed PricewaterhouseCoopers LLP as independent auditors of Nabors, and authorized the Audit Committee of the Board of Directors to set the auditors' remuneration:

                Appointment of PricewaterhouseCoopers as Independent Auditors

                Votes cast in favor:             127,771,119
                Votes cast against:                1,751,564
                Votes abstaining:                  1,028,324

     Approval of the 2003 Employee Stock Plan: The shareholders approved the 2003 Employee Stock Plan of Nabors:

                2003 Employee Stock Plan
                Votes cast in favor:             74,389,869
                Votes cast against:              54,895,917
                Votes abstaining:                 1,265,221

ITEM 5. OTHER INFORMATION

RELATED PARTY -- SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS

     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, President and Chief Operating Officer, former Vice Chairman and certain other key employees entered into split-dollar life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $12.8 million related to these policies. The cash surrender value of these policies of approximately $9.5 million is included in other long-term assets in our consolidated balance sheet as of June 30, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        4.1     Indenture, dated as of June 10, 2003, between Nabors
                Industries, Inc., Nabors Industries Ltd. and Bank One, N.A.
                (incorporated by reference to Exhibit 4.1 to Nabors
                Delaware's and Nabors' Registration Statement on Form S-3
                filed with the Commission on August 8, 2003).
        4.2     Registration Rights Agreement, dated as of June 10, 2003, by and among Nabors Industries, Inc., Nabors Industries Ltd.
                and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to Nabors Delaware's and Nabors' Registration
                Statement on Form S-3 filed with the Commission on August 8,
                2003).
        4.3     Form of Zero Coupon Senior Exchangeable Note Due 2023
                (included in Exhibit 4.1).
        10.1    2003 Employee Stock Option Plan (incorporated by reference to Annex D of Nabors Notice of 2003 Annual General Meeting
                of Shareholders and Proxy Statement, File No. 000-49887,
                filed May 8, 2003).
        15      Awareness Letter of Independent Accountants.
        31.1    Certification of Chairman and Chief Executive Officer
                pursuant to Rule 13a-14(a) of the Securities Exchange Act of
                1934, as Adopted Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.
        31.2    Certification of Vice President and Chief Financial Officer
                pursuant to Rule 13a-14(a) of the Securities Exchange Act of
                1934, as Adopted Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.
        32.1    Certification of Chairman and Chief Executive Officer
                pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2    Certification of Vice President and Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

        - Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 3, 2003, with respect to Nabors' press release announcing that Nabors Industries, Inc. had priced $700 million of Zero Coupon Senior Convertible Notes Due 2023 in a private placement transaction.

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

                                          NABORS INDUSTRIES LTD.

                                          /s/ Anthony G. Petrello
                                          --------------------------------------
                                          Anthony G. Petrello
                                          President and Chief Operating Officer

                                          /s/ Bruce P. Koch
                                          --------------------------------------
                                          Bruce P. Koch
                                          Vice President and Chief Financial
                                          Officer

Dated: August 8, 2003

                               INDEX TO EXHIBITS

        EXHIBIT NO.                            DESCRIPTION
        -----------                            -----------
            4.1        Indenture, dated as of June 10, 2003, between Nabors
                       Industries, Inc., Nabors Industries Ltd. and Bank One, N.A.
                       (incorporated by reference to Exhibit 4.1 to Nabors
                       Delaware's and Nabors' Registration Statement on Form S-3
                       filed with the Commission on August 8, 2003).
            4.2        Registration Rights Agreement, dated as of June 10, 2003, by and among Nabors Industries, Inc., Nabors Industries Ltd.
                       and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to Nabors Delaware's and Nabors' Registration
                       Statement on Form S-3 filed with the Commission on August 8,
                       2003).
            4.3        Form of Zero Coupon Senior Exchangeable Note Due 2023
                       (included in Exhibit 4.1).
           10.1        2003 Employee Stock Option Plan (incorporated by reference to Annex D of Nabors Notice of 2003 Annual General Meeting
                       of Shareholders and Proxy Statement, File No. 000-49887,
                       filed May 8, 2003).
             15        Awareness Letter of Independent Accountants.
           31.1        Certification of Chairman and Chief Executive Officer
                       pursuant to Rule 13a-14(a) of the Securities Exchange Act of
                       1934, as Adopted Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.
           31.2        Certification of Vice President and Chief Financial Officer
                       pursuant to Rule 13a-14(a) of the Securities Exchange Act of
                       1934, as Adopted Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002.
           32.1        Certification of Chairman and Chief Executive Officer
                       pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.
           32.2        Certification of Vice President and Chief Financial Officer
                       pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.