Form 10-Q
period 2003-09-30
NABORS INDUSTRIES LTD
filed 2003-11-07
CIK 1163739

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                       COMMISSION FILE NUMBER: 000-49887

                             ---------------------

                             NABORS INDUSTRIES LTD.

                            INCORPORATED IN BERMUDA
                     2(ND) FL. INTERNATIONAL TRADING CENTRE
                                    WARRENS
                                  PO BOX 905E
                             ST. MICHAEL, BARBADOS
                                 (246) 421-9471

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

                                Yes  X   No  ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                                Yes  X   No  ___

     The number of common shares, par value $.001 per share, outstanding as of October 31, 2003 was 146,587,862. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 383,394 exchangeable shares outstanding as of October 31, 2003 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE NO.
                                                                           --------
                           PART I FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of September 30, 2003 and
            December 31, 2002...........................................       2

            Consolidated Statements of Income for the Three Months and
            Nine Months Ended September 30, 2003 and 2002...............       3

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2003 and 2002...........................       4

            Consolidated Statements of Changes in Shareholders' Equity
            for the Nine Months Ended September 30, 2003 and 2002.......       5

            Notes to Consolidated Financial Statements..................       7

            Report of Independent Accountants...........................      26

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      27

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk........................................................      40

Item 4.     Controls and Procedures.....................................      41

                             PART II OTHER INFORMATION

Item 1.     Legal Proceedings...........................................      41

Item 5.     Other Information...........................................      41

Item 6.     Exhibits and Reports on Form 8-K............................      42

Signatures  ............................................................      43

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  510,529      $  414,051
  Marketable securities.....................................      426,174         457,600
  Accounts receivable, net..................................      348,982         277,735
  Inventory and supplies....................................       25,882          20,524
  Deferred income taxes.....................................       34,933          32,846
  Prepaid expenses and other current assets.................      165,847         167,152
                                                               ----------      ----------
     Total current assets...................................    1,512,347       1,369,908
Marketable securities.......................................      580,473         459,148
Property, plant and equipment, net..........................    2,881,531       2,781,050
Goodwill, net...............................................      331,509         306,762
Other long-term assets......................................      181,459         147,004
                                                               ----------      ----------
     Total assets...........................................   $5,487,319      $5,063,872
                                                               ----------      ----------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $  299,973      $  492,985
  Trade accounts payable....................................       98,197          89,705
  Accrued liabilities.......................................      170,357         152,864
  Income taxes payable......................................       13,074          15,900
                                                               ----------      ----------
     Total current liabilities..............................      581,601         751,454
Long-term debt..............................................    1,984,749       1,614,656
Other long-term liabilities.................................      115,126         137,253
Deferred income taxes.......................................      407,033         402,054
                                                               ----------      ----------
     Total liabilities......................................    3,088,509       2,905,417
                                                               ----------      ----------
Commitments and contingencies (Note 6)
Shareholders' equity:
  Common shares, par value $.001 per share:
     Authorized common shares 400,000; issued 146,517 and
      144,965, respectively.................................          147             145
  Capital in excess of par value............................    1,267,765       1,233,598
  Accumulated other comprehensive income (loss).............       75,586          (3,243)
  Retained earnings.........................................    1,055,312         927,955
                                                               ----------      ----------
     Total shareholders' equity.............................    2,398,810       2,158,455
     Total liabilities and shareholders' equity.............   $5,487,319      $5,063,872
                                                               ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    2003       2002        2003         2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          --------   --------   ----------   ----------
Revenues and other income:
  Operating revenues............................  $473,494   $353,146   $1,355,883   $1,086,492
  Earnings from unconsolidated affiliates.......     2,485      1,932        9,747       11,941
  Interest income...............................     6,442      8,145       21,133       25,538
  Other income (expense), net...................     2,279       (994)       2,326        2,152
                                                  --------   --------   ----------   ----------
     Total revenues and other income............   484,700    362,229    1,389,089    1,126,123
                                                  --------   --------   ----------   ----------
Costs and other deductions:
  Direct costs..................................   323,296    233,890      926,647      721,513
  General and administrative expenses...........    41,207     36,968      122,935      102,458
  Depreciation and amortization.................    58,530     52,084      169,108      143,749
  Interest expense..............................    15,991     17,772       54,705       46,805
                                                  --------   --------   ----------   ----------
     Total costs and other deductions...........   439,024    340,714    1,273,395    1,014,525
                                                  --------   --------   ----------   ----------
Income before income taxes......................    45,676     21,515      115,694      111,598
                                                  --------   --------   ----------   ----------
Income tax (benefit) expense:
  Current.......................................       644      1,774        7,930        8,731
  Deferred......................................    (5,249)    (7,181)     (19,593)       8,583
                                                  --------   --------   ----------   ----------
     Total income tax (benefit) expense.........    (4,605)    (5,407)     (11,663)      17,314
                                                  --------   --------   ----------   ----------
Net income......................................  $ 50,281   $ 26,922   $  127,357   $   94,284
                                                  --------   --------   ----------   ----------
Earnings per share:
  Basic.........................................  $    .34   $    .19   $      .87   $      .66
  Diluted.......................................  $    .33   $    .18   $      .83   $      .63
Weighted average number of common shares
  outstanding:
  Basic.........................................   146,905    145,078      146,332      143,079
                                                  --------   --------   ----------   ----------
  Diluted.......................................   153,378    151,158      158,090      149,423
                                                  --------   --------   ----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2003         2002
(IN THOUSANDS)                                                -----------   ---------
Cash flows from operating activities:
Net income..................................................  $   127,357   $  94,284
Adjustments to net income:
  Depreciation and amortization.............................      169,108     143,749
  Deferred income tax (benefit) expense.....................      (19,593)      8,583
  Deferred financing costs amortization.....................        4,098       3,794
  Discount amortization on long-term debt...................       20,530      22,931
  Amortization of loss on cash flow hedges..................          113          --
  (Gains) losses on long-term assets, net...................       (3,182)      1,126
  Gains on marketable securities, net.......................       (2,692)     (2,386)
  Losses on derivative instruments..........................        1,659          --
  Sales of marketable securities, trading...................        4,484          --
  Foreign currency transaction gains........................         (387)     (1,939)
  Loss on early extinguishment of debt......................          908         202
  Equity in earnings from unconsolidated affiliates, net of
     dividends..............................................         (608)     (2,066)
Increase (decrease), net of effects from acquisitions, from
  changes in:
  Accounts receivable.......................................      (43,423)    105,488
  Inventory and supplies....................................       (4,639)      2,988
  Prepaid expenses and other current assets.................       (4,646)    (14,774)
  Other long-term assets....................................      (28,444)    (12,830)
  Trade accounts payable and accrued liabilities............        5,655     (47,412)
  Income taxes payable......................................       (2,116)     (6,184)
  Other long-term liabilities...............................       (8,902)     (9,865)
                                                              -----------   ---------
Net cash provided by operating activities...................      215,280     285,689
                                                              -----------   ---------
Cash flows from investing activities:
  Purchases of marketable securities, available-for-sale....   (1,031,192)   (427,924)
  Sales of marketable securities, available-for-sale........      938,129     473,075
  Cash paid for acquisitions of businesses, net.............           --    (120,840)
  Capital expenditures......................................     (210,654)   (227,411)
  Proceeds from sales of assets and insurance claims........       11,453       5,571
                                                              -----------   ---------
Net cash used for investing activities......................     (292,264)   (297,529)
                                                              -----------   ---------
Cash flows from financing activities:
  Decrease in cash overdrafts...............................       (1,904)         --
  Decrease in restricted cash...............................        2,015         791
  Proceeds from long-term debt..............................      700,000     495,904
  Reduction of long-term debt...............................     (543,691)    (21,914)
  Debt issuance costs.......................................      (11,512)     (2,488)
  Proceeds from issuance of common shares...................       24,144      11,050
  Repurchase of common shares...............................           --      (2,487)
  Payments related to cash flow hedges......................           --      (1,482)
                                                              -----------   ---------
Net cash provided by financing activities...................      169,052     479,374
                                                              -----------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        4,410       2,710
                                                              -----------   ---------
Net increase in cash and cash equivalents...................       96,478     470,244
Cash and cash equivalents, beginning of period..............      414,051     198,443
                                                              -----------   ---------
Cash and cash equivalents, end of period....................  $   510,529   $ 668,687
                                                              -----------   ---------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                            ACCUMULATED OTHER
                                                                       COMPREHENSIVE INCOME (LOSS)
                               COMMON                     ------------------------------------------------------
                               SHARES                       UNREALIZED      MINIMUM     UNREALIZED
                           ---------------   CAPITAL IN   GAINS (LOSSES)    PENSION      LOSS ON     CUMULATIVE
                                      PAR    EXCESS OF    ON MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION    RETAINED
                           SHARES    VALUE   PAR VALUE      SECURITIES     ADJUSTMENT     HEDGES     ADJUSTMENT     EARNINGS
(IN THOUSANDS)             -------   -----   ----------   --------------   ----------   ----------   -----------   ----------
Balances, December 31,
  2002...................  144,965   $145    $1,233,598       $5,646        $(2,205)     $(1,444)      $(5,240)    $  927,955
                           -------   ----    ----------       ------        -------      -------       -------     ----------
Comprehensive income
  (loss):
  Net income.............                                                                                             127,357
  Translation
    adjustment...........                                                                               79,982
  Unrealized losses on
    marketable
    securities, net of
    income tax benefit of
    $904.................                                     (1,541)
    Less:
      reclassification
      adjustment for
      gains included in
      net income, net of
      income taxes of
      $161...............                                        275
  Amortization of loss on
    cash flow hedges, net
    of income taxes of
    $66..................                                                                    113
                           -------   ----    ----------       ------        -------      -------       -------     ----------
      Total comprehensive
        income (loss)....       --     --            --       (1,266)            --          113        79,982        127,357
                           -------   ----    ----------       ------        -------      -------       -------     ----------
Issuance of common shares
  for stock options
  exercised..............    1,134      2        18,142
Issuance of common shares
  in connection with the
  New Prospect warrants
  exercised..............      200                6,000
Issuance of common shares
  in connection with the
  Enserco warrants
  exercised..............       66
Nabors Exchangeco shares
  exchanged..............      152
Tax effect of stock
  option deductions......                        10,025
                           -------   ----    ----------       ------        -------      -------       -------     ----------
      Subtotal...........    1,552      2        34,167           --             --           --            --             --
                           -------   ----    ----------       ------        -------      -------       -------     ----------
Balances, September 30,
  2003...................  146,517   $147    $1,267,765       $4,380        $(2,205)     $(1,331)      $74,742     $1,055,312
                           -------   ----    ----------       ------        -------      -------       -------     ----------


                               TOTAL
                           SHAREHOLDERS'
                              EQUITY
(IN THOUSANDS)             -------------
Balances, December 31,
  2002...................   $2,158,455
                            ----------
Comprehensive income
  (loss):
  Net income.............      127,357
  Translation
    adjustment...........       79,982
  Unrealized losses on
    marketable
    securities, net of
    income tax benefit of
    $904.................       (1,541)
    Less:
      reclassification
      adjustment for
      gains included in
      net income, net of
      income taxes of
      $161...............          275
  Amortization of loss on
    cash flow hedges, net
    of income taxes of
    $66..................          113
                            ----------
      Total comprehensive
        income (loss)....      206,186
                            ----------
Issuance of common shares
  for stock options
  exercised..............       18,144
Issuance of common shares
  in connection with the
  New Prospect warrants
  exercised..............        6,000
Issuance of common shares
  in connection with the
  Enserco warrants
  exercised..............           --
Nabors Exchangeco shares
  exchanged..............           --
Tax effect of stock
  option deductions......       10,025
                            ----------
      Subtotal...........       34,169
                            ----------
Balances, September 30,
  2003...................   $2,398,810
                            ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                      IN SHAREHOLDERS' EQUITY (CONTINUED)
                                  (UNAUDITED)

                                                                        ACCUMULATED OTHER
                                                                   COMPREHENSIVE INCOME (LOSS)
                                                            -----------------------------------------
                            COMMON SHARES                     UNREALIZED     UNREALIZED
                         -------------------   CAPITAL IN   GAINS (LOSSES)   LOSSES ON    CUMULATIVE
                                      PAR      EXCESS OF    ON MARKETABLE    CASH FLOW    TRANSLATION    RETAINED    TREASURY
                         SHARES      VALUE     PAR VALUE      SECURITIES       HEDGES     ADJUSTMENT     EARNINGS      STOCK
(IN THOUSANDS)           -------   ---------   ----------   --------------   ----------   -----------   ----------   ---------
Balances, December 31,
  2001.................  147,711    $14,771    $1,091,536      $12,410        $    --       $(9,150)    $1,001,079   $(252,780)
                         -------    -------    ----------      -------        -------       -------     ----------   ---------
Comprehensive income
  (loss):
  Net income...........                                                                                     94,284
  Translation
    adjustment.........                                                                        (788)
  Unrealized losses on
    marketable
    securities, net of
    income tax benefit
    of $4,614..........                                         (7,856)
    Less:
      reclassification
      adjustment for
      gains included in
      net income, net
      of income taxes
      of $1,187........                                         (2,021)
  Unrealized losses on
    cash flow hedges,
    net of income tax
    benefit of $870....                                                        (1,482)
                         -------    -------    ----------      -------        -------       -------     ----------   ---------
    Total comprehensive
        income
        (loss).........       --         --            --       (9,877)        (1,482)         (788)        94,284          --
                         -------    -------    ----------      -------        -------       -------     ----------   ---------
Issuance of common
  shares for stock
  options exercised....      651         63         8,411
Issuance of common
  shares in connection
  with the Bayard
  warrants exercised...       18          2            (2)
Issuance of common
  shares in connection
  with Enserco
  acquisition..........    2,639        264       162,497
Nabors Exchangeco
  shares exchanged.....      312         19           (19)
Tax effect of stock
  option deductions....                            27,102
Repurchase of common
  shares...............      (91)                    (799)                                                  (1,688)
Put option on common
  shares...............                             2,576
Retirement of treasury
  stock................   (6,822)      (682)      (59,172)                                                (192,926)    252,780
Change in par value....             (14,293)       14,293
                         -------    -------    ----------      -------        -------       -------     ----------   ---------
      Subtotal.........   (3,293)   (14,627)      154,887           --             --            --       (194,614)    252,780
                         -------    -------    ----------      -------        -------       -------     ----------   ---------
Balances, September 30,
  2002.................  144,418    $   144    $1,246,423      $ 2,533        $(1,482)      $(9,938)    $  900,749   $      --
                         -------    -------    ----------      -------        -------       -------     ----------   ---------


                             TOTAL
                         SHAREHOLDERS'
                            EQUITY
(IN THOUSANDS)           -------------
Balances, December 31,
  2001.................   $1,857,866
                          ----------
Comprehensive income
  (loss):
  Net income...........       94,284
  Translation
    adjustment.........         (788)
  Unrealized losses on
    marketable
    securities, net of
    income tax benefit
    of $4,614..........       (7,856)
    Less:
      reclassification
      adjustment for
      gains included in
      net income, net
      of income taxes
      of $1,187........       (2,021)
  Unrealized losses on
    cash flow hedges,
    net of income tax
    benefit of $870....       (1,482)
                          ----------
    Total comprehensive
        income
        (loss).........       82,137
                          ----------
Issuance of common
  shares for stock
  options exercised....        8,474
Issuance of common
  shares in connection
  with the Bayard
  warrants exercised...           --
Issuance of common
  shares in connection
  with Enserco
  acquisition..........      162,761
Nabors Exchangeco
  shares exchanged.....           --
Tax effect of stock
  option deductions....       27,102
Repurchase of common
  shares...............       (2,487)
Put option on common
  shares...............        2,576
Retirement of treasury
  stock................           --
Change in par value....           --
                          ----------
      Subtotal.........      198,426
                          ----------
Balances, September 30,
  2002.................   $2,138,429
                          ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS

     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 750 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 200 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 42 platform, 16 jack-up and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 17 rigs.

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

     The majority of our business is conducted through our Contract Drilling segment, which includes our drilling, workover and well-servicing operations, on land and offshore. Our subsidiaries engaged in marine transportation and supply services, top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are classified as Manufacturing, Logistics and Other for segment reporting purposes.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2002. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2003, the results of our operations for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and our cash flows for the nine months ended September 30, 2003 and 2002, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2003 may not be indicative of results that will be realized for the full year ending December 31, 2003.

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

     Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $57.3 million and $58.6 million as of September 30, 2003 and December 31, 2002, respectively, and are included in other long-term assets in our consolidated balance sheets.

RECLASSIFICATIONS

     During the fourth quarter of 2002, we revised the classification of revenues for certain rigs that we own that are leased to our joint venture in Saudi Arabia, in which we have a 50% ownership interest. We now report 100% of these revenues as Operating revenues. Previously, we had reported 50% of these lease revenues as Earnings from unconsolidated affiliates and 50% as Operating revenues. The effect of this change in classification resulted in an increase in Operating revenues and offsetting decrease in Earnings from unconsolidated affiliates of $6.2 million and $17.5 million for the three and nine months ended September 30, 2002, respectively. These reclassifications had no impact on total revenues and other income, or net income.

STOCK-BASED COMPENSATION

     We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Nabors common shares at the date of grant over the amount an employee must pay to acquire the common shares. We grant options at prices equal to the market price of our shares on the date of grant and therefore do not record compensation expense related to these grants. Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation. Under the provisions of SFAS 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant estimated using an option pricing model such as the Black-Scholes option-pricing model, and compensation cost is amortized over the applicable option vesting period.

                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                        -------------------   ------------------
                                                          2003       2002       2003      2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                --------   --------   --------   -------
Net income, as reported...............................  $50,281    $26,922    $127,357   $94,284
Deduct: Total stock-based employee compensation
  expense determined under the fair value method for
  all awards, net of related tax effects..............   (3,755)    (4,955)    (10,338)  (28,568)
                                                        -------    -------    --------   -------
Pro forma net income..................................  $46,526    $21,967    $117,019   $65,716
                                                        -------    -------    --------   -------
Earnings per share:
  Basic-as reported...................................  $   .34    $   .19    $    .87   $   .66
  Basic-pro forma.....................................  $   .32    $   .15    $    .80   $   .46

  Diluted-as reported.................................  $   .33    $   .18    $    .83   $   .63
  Diluted-pro forma...................................  $   .30    $   .15    $    .76   $   .44

     The pro forma amounts above were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the three and nine months ended September 30, 2003 and 2002, respectively: risk-free interest rates of 2.22% and 3.79%; volatility of 47.58% and 48.19%; dividend yield of 0.0% for both periods; and expected life of 3.5 years for both periods.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002 the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to third parties. The initial recognition and measurement provisions of FIN 45 have been applied on a prospective basis for guarantees issued or modified after December 31, 2002. During the nine months ended September 30, 2003, we issued new standby letters of credit which serve as guarantees under the provisions of FIN 45. The application of the recognition and measurement provisions of FIN 45 to these guarantees was insignificant. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 15, 2002 and are included in
Note 6.

     In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply for the first interim or annual period ending after December 15, 2003. On July 1, 2003, we adopted, earlier than required, the provisions of FIN 46 related to VIEs created on or before January 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective in relation to certain issues for fiscal quarters that began prior to June 15, 2003 and for certain contracts entered into after June 30, 2003. The adoption of SFAS 149 had no impact on our financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2003.

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, entered into or modified after May 31, 2003, and otherwise was effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, at the beginning of the current quarter. The adoption of SFAS 150 had no initial impact on our financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2003.

NOTE 3  LONG-TERM DEBT

     On June 10, 2003, Nabors Industries, Inc. (Nabors Delaware), our wholly-owned subsidiary, completed a private placement of $700 million aggregate principal amount of zero coupon senior exchangeable notes due 2023 that are fully and unconditionally guaranteed by us. The notes were reoffered by the initial purchaser of the notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended, and outside the United States in accordance with Regulation S under the Securities Act. Nabors and Nabors Delaware filed a registration statement on Form S-3 pursuant to the Securities Act with respect to the notes on August 8, 2003. The notes do not bear interest, do not accrete and have a zero yield to maturity, unless Nabors Delaware becomes obligated to pay contingent interest as defined in the note indenture and described below.

     The notes are exchangeable at the option of the holders into 14.2653 common shares of Nabors per $1,000 principal amount of notes (subject to adjustment for certain events) if any of the following circumstances occur: (1) if in any calendar quarter beginning after the quarter ending September 30, 2003, the closing sale price per share of Nabors' common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120%, or with respect to all calendar quarters beginning on or after July 1, 2008, 110%, of the applicable exchange price per share of the Nabors' common shares on such last trading day (the initial exchange price per share is $70.10 and is subject to adjustment for certain events detailed in the note indenture; 120% of this initial price per share is $84.12 and 110% of this initial price per share is $77.11), (2) subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such ten trading day period was less than 95% of the product of the closing sale price of Nabors' common shares and the exchange rate of such note, (3) if Nabors Delaware calls the notes for redemption, or (4) upon the occurrence of specified corporate transactions described in the note indenture.

     The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware's future secured debt. The notes will rank equally with any of Nabors Delaware's other existing and future unsecured and unsubordinated debt and will be senior in right of payment to any of Nabors Delaware's subordinated debt. The guarantee of Nabors will be similarly unsecured and have a similar ranking to the notes so guaranteed. Holders of the notes have the right to require Nabors Delaware to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any, on June 15, 2008, June 15, 2013 and June 15, 2018 or upon a fundamental change as described in the note indenture. If Nabors Delaware is required to repurchase the notes, Nabors Delaware will have the right to deliver, in lieu of cash, our common shares or a combination of cash and common shares. If Nabors Delaware elects to pay all or a portion of the purchase price in our common shares, the number of common shares we will issue will be equal to the purchase price divided by the market price of our common shares. For these purposes, the market price means the average of the sale prices of our common shares for the five trading day period ending on the third business day prior to the applicable purchase date.

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

     On April 1, 2003, we redeemed our 8.625% senior subordinated notes due April 2008 and all associated guarantees at a redemption price of $1,043.13 per $1,000 principal amount of the notes together with accrued and unpaid interest to the date of redemption. The aggregate redemption price was $45.2 million and resulted in the recognition of a pretax loss of approximately $.9 million, resulting from the redemption of the notes at prices higher than their carrying value on April 1, 2003. This loss was recorded in other income in our consolidated statements of income in the second quarter of 2003.

NOTE 4  DERIVATIVE FINANCIAL INSTRUMENTS

     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge under SFAS 133. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment under SFAS 133 and any change in the cumulative fair value of this transaction will be reflected as a gain or loss in our consolidated statements of income.

     During the three and nine months ended September 30, 2003, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $1.7 million and $5.0 million, respectively, which served to reduce interest expense. The fair value of our interest rate swap agreement is recorded as a derivative asset, included in other long-term assets, and totaled approximately $8.4 million, $15.8 million and $8.5 million as of September 30, 2003, June 30, 2003 and December 31, 2002, respectively. The carrying value of our 5.375% senior notes due 2012 has been increased by the same amount.

     The fair value of our range cap and floor transaction is recorded as a derivative liability, included in other long-term liabilities, and totaled approximately $5.0 million, $7.5 million and $3.8 million as of September 30, 2003, June 30, 2003 and December 31, 2002, respectively. We recorded a gain of approximately $2.1 million and a loss of approximately $1.6 million for the three and nine months ended September 30, 2003, respectively, related to this derivative instrument; such amounts are included in other income (expense) in our consolidated statements of income. Such gains and losses resulted primarily from the change in cumulative fair value of this derivative instrument from June 30, 2003 and December 31, 2002, respectively, which resulted in a gain of approximately $2.5 million during the current quarter and a loss of approximately $1.2 million during the nine months ended September 30, 2003. Additionally, as a result of the three-month U.S. dollar LIBOR rate being below our 2.665% floor on August 15, 2003 (such rate was 1.13%), we are obligated to pay, on November 15, 2003, approximately $.8 million to the counterparty. This payment is due for the three-month period from August 15 to November 15, 2003. We have recorded approximately $.4 million of this obligation as an expense in other income (expense) in the current quarter and will record the remaining amount of approximately $.4 million in the fourth quarter of 2003.

     Nabors Delaware's $700 million zero coupon senior exchangeable notes due 2023 include a contingent interest provision, discussed in Note 3 above, which qualifies as an embedded derivative under SFAS 133. This embedded derivative is required to be separated from the notes and valued at its fair value at the inception of the note indenture. Any subsequent change in fair value of this embedded derivative will be recorded in our statements of income. The fair value of the contingent interest provision at inception of the note indenture was nominal. In addition, there was no significant change in the fair value of this embedded derivative through September 30, 2003, resulting in no impact on our statements of income for the three and nine months ended September 30, 2003.

NOTE 5  INCOME TAXES

     Our effective income (benefit) tax rate was (10%) during the three and nine months ended September 30, 2003 compared to (25%) and 16% for the three and nine months ended September 30, 2002, respectively. The tax benefit position for the 2003 periods and the third quarter of 2002 resulted primarily from tax savings realized as a result of our corporate reorganization effective June 24, 2002. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various legislative proposals introduced in the U.S. Congress, and any responsive action taken by Nabors.

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

GUARANTEES

     We enter into various agreements providing financial or performance assurance to third parties. Certain of these agreements act as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program and guarantees of residual value in certain of our operating lease agreements. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2002, which is based on future operating results of that business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

     Management believes that the likelihood that we would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                                 MAXIMUM AMOUNT
                                               ---------------------------------------------------
                                               REMAINDER
                                                OF 2003     2004      2005    THEREAFTER    TOTAL
(IN THOUSANDS)                                 ---------   -------   ------   ----------   -------
Financial standby letters of credit..........    $953      $35,586   $   --      $ --      $36,539
Guarantee of residual value in lease
  agreements.................................      --          347      701        65        1,113
Contingent consideration in acquisition......      --        1,111    1,111       278        2,500
                                                 ----      -------   ------      ----      -------
  Total......................................    $953      $37,044   $1,812      $343      $40,152
                                                 ----      -------   ------      ----      -------

NOTE 7  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             --------   --------   --------   --------
Net income (numerator):
  Net income - basic...............................  $ 50,281   $ 26,922   $127,357   $ 94,284
  Add interest expense on assumed conversion of our
     zero coupon convertible senior debentures, net
     of tax:
       $825 million due 2020 (1)...................        --         --      3,639         --
       $1.381 billion due 2021 (2).................        --         --         --         --
                                                     --------   --------   --------   --------
     Adjusted net income - diluted.................  $ 50,281   $ 26,922   $130,996   $ 94,284
                                                     --------   --------   --------   --------
Earnings per share:
     Basic.........................................  $    .34   $    .19   $    .87   $    .66
     Diluted.......................................  $    .33   $    .18   $    .83   $    .63
Shares (denominator):
  Weighted average number of shares outstanding-
     basic (3).....................................   146,905    145,078    146,332    143,079
  Net effect of dilutive stock options and warrants
     based on the treasury stock method............     6,473      6,080      6,680      6,344
  Assumed conversion of our zero coupon
     convertible/exchangeable senior
     debentures/notes:
       $825 million due 2020 (1)...................        --         --      5,078         --
       $1.381 billion due 2021 (2).................        --         --         --         --
       $700 million due 2023 (4)...................        --         --         --         --
                                                     --------   --------   --------   --------
Weighted average number of shares
  outstanding-diluted..............................   153,378    151,158    158,090    149,423
                                                     --------   --------   --------   --------

---------------

(1) Diluted earnings per share for the nine months ended September 30, 2003 reflects the assumed conversion of our $825 million zero coupon convertible senior debentures due 2020, as the conversion in that period would have been dilutive. We redeemed for cash the remaining outstanding principal amount of our $825 million zero coupon convertible senior debentures due 2020 on June 20, 2003 and therefore these debentures did not impact the calculation of diluted earnings per share for the three months ended September 30, 2003. For the three and nine months ended September 30, 2002, the weighted average number of shares outstanding-diluted excludes 8.1 million potentially dilutive shares issuable upon the conversion of our $825 million zero coupon convertible senior debentures due 2020 because the inclusion of such shares would have been anti-dilutive, given the level of net income for those periods. Net income for the three and nine months ended September 30, 2002 also excludes the related add-back of interest expense, net of tax, of $1.9 million and $5.7 million, respectively, for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted average number of shares outstanding-diluted had diluted earnings per share been at or above $.23 and $.70 for the three and nine months ended September 30, 2002, respectively.

(2) For the three and nine months ended September 30, 2003 and 2002, the weighted average number of shares outstanding-diluted excludes 8.5 million potentially dilutive shares issuable upon the conversion of our $1.381 billion zero coupon convertible senior debentures due 2021 because the inclusion of such shares would have been anti-dilutive, given the level of net income for those periods. Net income for the three months ended September 30, 2003 and 2002 excludes the related add-back of interest expense of $3.0 million and net income for the nine months ended September 30, 2003 and 2002 excludes the related add-back of interest expense of $9.1 million and $8.8 million, respectively, for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted average number of shares outstanding-diluted had diluted earnings per share been at or above $.36 and $.35 for the three months ended September 30, 2003 and 2002, respectively, and at or above $1.07 and $1.04 for the nine months ended September 30, 2003 and 2002, respectively.

(3) Includes the following weighted average number of common shares of Nabors and weighted average number of exchangeable shares of Nabors Exchangeco (Canada) Inc., respectively: 146.5 million and .4 million shares for the three months ended September 30, 2003; 144.4 million and .7 million shares for the three months ended September 30, 2002; 145.8 million and .5 million shares for the nine months ended September 30, 2003; and 142.7 million and .4 million shares for the nine months ended September 30, 2002. The exchangeable shares of Nabors Exchangeco (Canada) Inc. are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

(4) Diluted earnings per share for the three and nine months ended September 30, 2003 excludes approximately 10.0 million potentially dilutive shares initially issuable upon the exchange of our $700 million zero coupon exchangeable senior notes due 2023. Such shares are contingently exchangeable under certain circumstances discussed in Note 3 and would only be included in the calculation of the weighted average number of shares outstanding-diluted if any of those criteria were met. Such criteria were not met during the three and nine months ended September 30, 2003. These notes were issued in June 2003 and therefore did not impact the calculation of diluted earnings per share for the three and nine months ended September 30, 2002.

NOTE 8  SUPPLEMENTAL INCOME STATEMENT INFORMATION

     Other income (expense) includes the following:

                                                              THREE MONTHS      NINE MONTHS
                                                                 ENDED             ENDED
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                             --------------   ---------------
                                                              2003    2002     2003     2002
(IN THOUSANDS)                                               ------   -----   ------   ------
Gains (losses) on marketable securities, net...............  $   65   $(564)  $2,692   $2,386
(Losses) gains on long-term assets, net....................     (95)   (481)   3,182     (522)
Foreign currency transaction gains (losses)................      36    (368)     387    1,939
Corporate reorganization expense...........................      --    (103)      --   (3,461)
Gains (losses) on derivative instruments...................   2,042      --   (1,659)      --
Loss on early extinguishment of debt.......................      --      --     (908)    (202)
Other......................................................     231     522   (1,368)   2,012
                                                             ------   -----   ------   ------
  Total....................................................  $2,279   $(994)  $2,326   $2,152
                                                             ------   -----   ------   ------

NOTE 9  SEGMENT INFORMATION

     The following table sets forth financial information with respect to our segments:

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    2003       2002        2003         2002
(IN THOUSANDS)                                    --------   --------   ----------   ----------
Operating revenues and Earnings from
  unconsolidated affiliates:
  Contract Drilling (1).........................  $438,014   $336,088   $1,251,693   $1,020,695
  Manufacturing, Logistics and Other (2)........    48,635     33,692      150,396      115,288
  Other (3).....................................   (10,670)   (14,702)     (36,459)     (37,550)
                                                  --------   --------   ----------   ----------
  Total.........................................  $475,979   $355,078   $1,365,630   $1,098,433
                                                  --------   --------   ----------   ----------
Adjusted income derived from operating
  activities: (4)
  Contract Drilling (1).........................  $ 62,459   $ 38,927   $  171,204   $  137,027
  Manufacturing, Logistics and Other (2)........      (790)     4,028        4,397       22,317
  Other (5).....................................    (8,723)   (10,819)     (28,661)     (28,631)
                                                  --------   --------   ----------   ----------
  Total.........................................  $ 52,946   $ 32,136   $  146,940   $  130,713
Interest expense................................   (15,991)   (17,772)     (54,705)     (46,805)
Interest income.................................     6,442      8,145       21,133       25,538
Other income (expense), net.....................     2,279       (994)       2,326        2,152
                                                  --------   --------   ----------   ----------
  Income before income taxes....................  $ 45,676   $ 21,515   $  115,694   $  111,598
                                                  --------   --------   ----------   ----------

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
Total assets:
  Contract Drilling (6).....................................   $3,528,329      $3,266,292
  Manufacturing, Logistics and Other (7)....................      335,597         343,365
  Other (5).................................................    1,623,393       1,454,215
                                                               ----------      ----------
  Total.....................................................   $5,487,319      $5,063,872
                                                               ----------      ----------

---------------

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.0 million and $.9 million for the three months ended September 30, 2003 and 2002, respectively, and $2.7 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.5 million and $1.0 million for the three months ended September 30, 2003 and 2002, respectively, and $7.0 million and $8.9 million for the nine months ended September 30, 2003 and 2002, respectively.

(3) Represents the elimination of inter-segment transactions.

(4) Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(5) Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(6) Includes $26.1 million and $25.3 million of investments in unconsolidated affiliates, accounted for by the equity method, as of September 30, 2003 and December 31, 2002, respectively.

(7) Includes $31.2 million and $33.3 million of investments in unconsolidated affiliates, accounted for by the equity method, as of September 30, 2003 and December 31, 2002, respectively.

NOTE 10  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings 1, ULC, our indirect subsidiary.

     The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in unconsolidated affiliates using the equity method of accounting.

     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002, statements of income for the three and nine months ended September 30, 2003 and 2002, and statements of cash flows for the nine months ended September 30, 2003 and 2002 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes due 2009, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                               SEPTEMBER 30, 2003
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...  $  120,841   $        1   $     17    $  389,670     $        --     $  510,529
  Marketable securities.......      27,072           --         --       399,102              --        426,174
  Accounts receivable, net....          --           --         --       348,982              --        348,982
  Inventory and supplies......          --           --         --        25,882              --         25,882
  Prepaid expenses and other
    current assets............         823        1,514         --       198,443              --        200,780
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current assets......     148,736        1,515         17     1,362,079              --      1,512,347
Marketable securities.........      45,998           --         --       534,475              --        580,473
Property, plant and equipment,
  net.........................          --           --         --     2,881,531              --      2,881,531
Goodwill, net.................          --           --         --       331,509              --        331,509
Intercompany receivables......   2,078,224    2,186,468        199            --      (4,264,891)            --
Investments in affiliates.....     130,169    1,995,634    233,980     2,130,027      (4,432,524)        57,286
Other long-term assets........          --       25,838      1,218        97,117              --        124,173
                                ----------   ----------   --------    ----------     -----------     ----------
    Total assets..............  $2,403,127   $4,209,455   $235,414    $7,336,738     $(8,697,415)    $5,487,319
                                ----------   ----------   --------    ----------     -----------     ----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-
    term debt.................  $       --   $  295,260   $     --    $    4,713     $        --     $  299,973
  Trade accounts payable......         277           38          8        97,874              --         98,197
  Accrued liabilities.........         696       12,486      1,359       155,816              --        170,357
  Income taxes payable........       1,216         (190)       (77)       12,125              --         13,074
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current
      liabilities.............       2,189      307,594      1,290       270,528              --        581,601
Long-term debt................          --    1,761,316    223,433            --              --      1,984,749
Other long-term liabilities...          --        5,030         --       110,096              --        115,126
Deferred income taxes.........          79       60,921         48       345,985              --        407,033
Intercompany payable..........       2,049           --         --     4,262,842      (4,264,891)            --
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities.........       4,317    2,134,861    224,771     4,989,451      (4,264,891)     3,088,509
                                ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity..........   2,398,810    2,074,594     10,643     2,347,287      (4,432,524)     2,398,810
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities and
      shareholders' equity....  $2,403,127   $4,209,455   $235,414    $7,336,738     $(8,697,415)    $5,487,319
                                ----------   ----------   --------    ----------     -----------     ----------

                                                               DECEMBER 31, 2002
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...  $   40,127   $       38   $    207    $  373,679     $        --     $  414,051
  Marketable securities.......       5,721           --         21       451,858              --        457,600
  Accounts receivable, net....          --           --         --       277,735              --        277,735
  Inventory and supplies......          --           --         --        20,524              --         20,524
  Prepaid expenses and other
    current assets............          --        2,607         --       197,391              --        199,998
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current assets......      45,848        2,645        228     1,321,187              --      1,369,908
Marketable securities.........      19,378           --         --       439,770              --        459,148
Property, plant and equipment,
  net.........................          --           --         --     2,781,050              --      2,781,050
Goodwill, net.................          --           --         --       306,762              --        306,762
Intercompany receivables......   2,009,672    2,158,524        140            --      (4,168,336)            --
Investments in affiliates.....      84,887    1,773,633    221,484     2,092,224      (4,113,589)        58,639
Other long-term assets........          --       20,150      1,220        66,995              --         88,365
                                ----------   ----------   --------    ----------     -----------     ----------
    Total assets..............  $2,159,785   $3,954,952   $223,072    $7,007,988     $(8,281,925)    $5,063,872
                                ----------   ----------   --------    ----------     -----------     ----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-
    term debt.................  $       --   $  489,126   $     --    $    3,859     $        --     $  492,985
  Trade accounts payable......           4           23         --        89,678              --         89,705
  Accrued liabilities.........         217       10,168      3,930       138,549              --        152,864
  Income taxes payable........         892         (189)        --        15,197              --         15,900
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current
      liabilities.............       1,113      499,128      3,930       247,283              --        751,454
Long-term debt................          --    1,343,686    223,234        47,736              --      1,614,656
Other long-term liabilities...          --        3,763         --       133,490              --        137,253
Deferred income taxes.........         152       72,258     (1,560)      331,204              --        402,054
Intercompany payable..........          65           --         --     4,168,271      (4,168,336)            --
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities.........       1,330    1,918,835    225,604     4,927,984      (4,168,336)     2,905,417
                                ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity..........   2,158,455    2,036,117     (2,532)    2,080,004      (4,113,589)     2,158,455
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities and
      shareholders' equity....  $2,159,785   $3,954,952   $223,072    $7,007,988     $(8,281,925)    $5,063,872
                                ----------   ----------   --------    ----------     -----------     ----------

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                   ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues...........   $    --      $    --      $   --      $473,494       $      --       $473,494
  Earnings from unconsolidated
    affiliates.................        --           --          --         2,485              --          2,485
  Earnings from consolidated
    affiliates.................     2,836       32,386       2,846        31,977         (70,045)            --
  Interest income..............       550            5          --         5,887              --          6,442
  Intercompany interest
    income.....................    50,789       15,096          --            --         (65,885)            --
  Other income, net............         2        2,041          --           236              --          2,279
                                  -------      -------      ------      --------       ---------       --------
    Total revenues and other
      income...................    54,177       49,528       2,846       514,079        (135,930)       484,700
                                  -------      -------      ------      --------       ---------       --------
Costs and other deductions:
  Direct costs.................        --           --          --       323,296              --        323,296
  General and administrative
    expenses...................       868           37           3        40,299              --         41,207
  Depreciation and
    amortization...............        --           --          --        58,530              --         58,530
  Interest expense.............        --       13,220       2,860           (89)             --         15,991
  Intercompany interest
    expense....................        --           --          --        65,885         (65,885)            --
                                  -------      -------      ------      --------       ---------       --------
    Total costs and other
      deductions...............       868       13,257       2,863       487,921         (65,885)       439,024
                                  -------      -------      ------      --------       ---------       --------
Income (loss) before income
  taxes........................    53,309       36,271         (17)       26,158         (70,045)        45,676
                                  -------      -------      ------      --------       ---------       --------
Income tax expense (benefit)...     3,028        1,437          (6)       (9,064)             --         (4,605)
                                  -------      -------      ------      --------       ---------       --------
Net income (loss)..............   $50,281      $34,834      $  (11)     $ 35,222       $ (70,045)      $ 50,281
                                  -------      -------      ------      --------       ---------       --------

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                   ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues...........   $     --     $    --     $    --      $353,146       $     --        $353,146
  Earnings from unconsolidated
    affiliates.................         --          --          --         1,932             --           1,932
  Earnings (losses) from
    consolidated affiliates....    (21,504)     29,034          --        26,732        (34,262)             --
  Interest income..............          5          --          --         8,140             --           8,145
  Intercompany interest
    income.....................     49,000      13,486          --            --        (62,486)             --
  Other income (expense),
    net........................         --        (103)         --          (891)            --            (994)
                                  --------     -------     -------      --------       --------        --------
    Total revenues and other
      income...................     27,501      42,417          --       389,059        (96,748)        362,229
                                  --------     -------     -------      --------       --------        --------
Costs and other deductions:
  Direct costs.................         --          --          --       233,890             --         233,890
  General and administrative
    expenses...................         90         129          --        36,749             --          36,968
  Depreciation and
    amortization...............         --          --          --        52,084             --          52,084
  Interest expense.............         --      15,695       1,233           844             --          17,772
  Intercompany interest
    expense....................         --          --          --        62,486        (62,486)             --
                                  --------     -------     -------      --------       --------        --------
    Total costs and other
      deductions...............         90      15,824       1,233       386,053        (62,486)        340,714
                                  --------     -------     -------      --------       --------        --------
Income (loss) before income
  taxes........................     27,411      26,593      (1,233)        3,006        (34,262)         21,515
                                  --------     -------     -------      --------       --------        --------
Income tax expense (benefit)...        489        (903)       (469)       (4,524)            --          (5,407)
                                  --------     -------     -------      --------       --------        --------
Net income (loss)..............   $ 26,922     $27,496     $  (764)     $  7,530       $(34,262)       $ 26,922
                                  --------     -------     -------      --------       --------        --------

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                   ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues...........   $     --     $     --    $    --     $1,355,883      $      --      $1,355,883
  Earnings from unconsolidated
    affiliates.................         --           --         --          9,747             --           9,747
  Earnings (losses) from
    consolidated affiliates....    (11,101)      85,475     12,496         73,172       (160,042)             --
  Interest income..............      1,052           22         11         20,048             --          21,133
  Intercompany interest
    income.....................    156,826       43,548         --             --       (200,374)             --
  Other income (expense),
    net........................     (3,553)      (1,660)        15          7,524             --           2,326
                                  --------     --------    -------     ----------      ---------      ----------
    Total revenues and other
      income...................    143,224      127,385     12,522      1,466,374       (360,416)      1,389,089
                                  --------     --------    -------     ----------      ---------      ----------
Costs and other deductions:
  Direct costs.................         --           --         --        926,647             --         926,647
  General and administrative
    expenses...................      2,608         (116)        20        120,423             --         122,935
  Depreciation and
    amortization...............         --           --         --        169,108             --         169,108
  Interest expense.............         --       45,571      8,588            546             --          54,705
  Intercompany interest
    expense....................         --           --         --        200,374       (200,374)             --
                                  --------     --------    -------     ----------      ---------      ----------
    Total costs and other
      deductions...............      2,608       45,455      8,608      1,417,098       (200,374)      1,273,395
                                  --------     --------    -------     ----------      ---------      ----------
Income before income taxes.....    140,616       81,930      3,914         49,276       (160,042)        115,694
                                  --------     --------    -------     ----------      ---------      ----------
Income tax expense (benefit)...     13,259       (1,312)     1,488        (25,098)            --         (11,663)
                                  --------     --------    -------     ----------      ---------      ----------
Net income.....................   $127,357     $ 83,242    $ 2,426     $   74,374      $(160,042)     $  127,357
                                  --------     --------    -------     ----------      ---------      ----------

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                   ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues...........   $    --      $     --    $    --     $1,086,492      $      --      $1,086,492
  Earnings from unconsolidated
    affiliates.................        --            --         --         11,941             --          11,941
  Earnings from consolidated
    affiliates.................    42,609        98,006         --         94,115       (234,730)             --
  Interest income..............         5            15         --         25,518             --          25,538
  Intercompany interest
    income.....................    52,261        40,950         --             --        (93,211)             --
  Other income (expense),
    net........................        --        (1,883)        --          4,035             --           2,152
                                  -------      --------    -------     ----------      ---------      ----------
    Total revenues and other
      income...................    94,875       137,088         --      1,222,101       (327,941)      1,126,123
                                  -------      --------    -------     ----------      ---------      ----------
Costs and other deductions:
  Direct costs.................        --            --         --        721,513             --         721,513
  General and administrative
    expenses...................       102           397         --        101,959             --         102,458
  Depreciation and
    amortization...............        --            --         --        143,749             --         143,749
  Interest expense.............        --        43,649      1,233          1,923             --          46,805
  Intercompany interest
    expense....................        --            --         --         93,211        (93,211)             --
                                  -------      --------    -------     ----------      ---------      ----------
    Total costs and other
      deductions...............       102        44,046      1,233      1,062,355        (93,211)      1,014,525
                                  -------      --------    -------     ----------      ---------      ----------
Income (loss) before income
  taxes........................    94,773        93,042     (1,233)       159,746       (234,730)        111,598
                                  -------      --------    -------     ----------      ---------      ----------
Income tax expense (benefit)...       489        (1,837)      (469)        19,131             --          17,314
                                  -------      --------    -------     ----------      ---------      ----------
Net income (loss)..............   $94,284      $ 94,879    $  (764)    $  140,615      $(234,730)     $   94,284
                                  -------      --------    -------     ----------      ---------      ----------

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
Net cash provided by (used
  for) operating activities...   $104,446    $ 640,050    $(10,786)   $ 289,923       $(808,353)    $   215,280
                                 --------    ---------    --------    ---------       ---------     -----------
Cash flows from investing
  activities:
  Purchases of marketable
    securities,
    available-for-sale........    (94,685)          --          --     (936,507)             --      (1,031,192)
  Sales of marketable
    securities,
    available-for-sale........     46,809           --          --      891,320              --         938,129
  Cash paid for investments in
    consolidated affiliates...         --     (700,255)         --           --         700,255              --
  Capital expenditures........         --           --          --     (210,654)             --        (210,654)
  Proceeds from sales of
    assets and insurance
    claims....................         --           --          --       11,453              --          11,453
                                 --------    ---------    --------    ---------       ---------     -----------
Net cash used for investing
  activities..................    (47,876)    (700,255)         --     (244,388)        700,255        (292,264)
                                 --------    ---------    --------    ---------       ---------     -----------
Cash flows from financing
  activities:
  Decrease in cash
    overdrafts................         --           --          --       (1,904)             --          (1,904)
  Decrease in restricted
    cash......................         --           --          --        2,015              --           2,015
  Proceeds from long-term
    debt......................         --      700,000          --           --              --         700,000
  Reduction of long-term
    debt......................         --     (494,903)         --      (48,788)             --        (543,691)
  Debt issuance costs.........         --      (11,353)       (159)          --              --         (11,512)
  Proceeds from issuance of
    common shares.............     24,144           --          --           --              --          24,144
  Proceeds from parent
    contributions.............         --           --      10,755      689,500        (700,255)             --
  Cash dividends paid.........         --     (133,576)         --     (674,777)        808,353              --
                                 --------    ---------    --------    ---------       ---------     -----------
Net cash provided by (used
  for) financing activities...     24,144       60,168      10,596      (33,954)        108,098         169,052
                                 --------    ---------    --------    ---------       ---------     -----------
Effect of exchange rate
  changes on cash and cash
  equivalents.................         --           --          --        4,410              --           4,410
                                 --------    ---------    --------    ---------       ---------     -----------
Net increase (decrease) in
  cash and cash equivalents...     80,714          (37)       (190)      15,991              --          96,478
Cash and cash equivalents,
  beginning of period.........     40,127           38         207      373,679              --         414,051
                                 --------    ---------    --------    ---------       ---------     -----------
Cash and cash equivalents, end
  of period...................   $120,841    $       1    $     17    $ 389,670       $      --     $   510,529
                                 --------    ---------    --------    ---------       ---------     -----------

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2002
                               ---------------------------------------------------------------------------------
                                              NABORS                    OTHER
                                 NABORS      DELAWARE     NABORS     SUBSIDIARIES
                                (PARENT/     (ISSUER/    HOLDINGS       (NON-       CONSOLIDATING   CONSOLIDATED
                               GUARANTOR)   GUARANTOR)   (ISSUER)    GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                 ----------   ----------   ---------   ------------   -------------   ------------
Net cash (used for) provided
  by operating activities....   $ (8,270)   $(264,166)   $(222,890)   $ 781,015       $      --      $ 285,689
Cash flows from investing
  activities:
  Purchases of marketable
    securities,
    available-for-sale.......         --           --           --     (427,924)             --       (427,924)
  Sales of marketable
    securities,
    available-for-sale.......         --           --           --      473,075              --        473,075
  Cash paid for acquisitions
    of businesses, net.......         --           --           --     (120,840)             --       (120,840)
  Capital expenditures.......         --           --           --     (227,411)             --       (227,411)
  Proceeds from sales of
    assets and insurance
    claims...................         --           --           --        5,571              --          5,571
                                --------    ---------    ---------    ---------       ---------      ---------
Net cash used for investing
  activities.................         --           --           --     (297,529)             --       (297,529)
                                --------    ---------    ---------    ---------       ---------      ---------
Cash flows from financing
  activities:
  Decrease in restricted
    cash.....................         --           --           --          791              --            791
  Proceeds from long-term
    debt.....................         --      272,765      223,139           --              --        495,904
  Reduction of long-term
    debt.....................         --       (5,049)          --      (16,865)             --        (21,914)
  Debt issuance costs........         --       (1,384)          --       (1,104)             --         (2,488)
  Proceeds from issuance of
    common shares............     11,050           --           --           --              --         11,050
  Repurchase of common
    shares...................     (2,487)          --           --           --              --         (2,487)
  Payments related to cash
    flow hedges..............         --       (1,482)          --           --              --         (1,482)
                                --------    ---------    ---------    ---------       ---------      ---------
Net cash provided by (used
  for) financing
  activities.................      8,563      264,850      223,139      (17,178)             --        479,374
                                --------    ---------    ---------    ---------       ---------      ---------
Effect of exchange rate
  changes on cash and cash
  equivalents................         --           --           --        2,710              --          2,710
                                --------    ---------    ---------    ---------       ---------      ---------
Net increase in cash and cash
  equivalents................        293          684          249      469,018              --        470,244
Cash and cash equivalents,
  beginning of period........         --        2,201           --      196,242              --        198,443
                                --------    ---------    ---------    ---------       ---------      ---------
Cash and cash equivalents,
  end of period..............   $    293    $   2,885    $     249    $ 665,260       $      --      $ 668,687
                                --------    ---------    ---------    ---------       ---------      ---------

NOTE 11  SUBSEQUENT EVENT

     On October 8, 2003, we entered into two separate agreements with wholly-owned subsidiaries of El Paso Corporation under which a subsidiary of Nabors will contribute 20% of an estimated $500 million total cost to develop approximately 125 wells in exchange for a 20% net profits interest in such wells (cash proceeds available from production after royalties and operating costs have been paid). The wells included in these agreements include a combination of proved undeveloped, probable and possible reserves located primarily in South Texas, North Louisiana and Offshore Gulf of Mexico. Once cash proceeds totaling 117.5% of our total investment have been received from the wells subject to the applicable agreement, our net profits interest in those wells will convert to an overriding royalty interest of 0.4% in the wells for the remainder of the wells' productive lives. Under the terms of each of the agreements, either party may terminate the agreement upon 30 day's notice.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Nabors Industries Ltd.:

     We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of September 30, 2003, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows and of changes in shareholders' equity for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

Houston, Texas
October 29, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF OPERATIONS

     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 750 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 200 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 42 platform, 16 jack-up and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 17 rigs.

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

     The majority of our business is conducted through our Contract Drilling segment, which includes our drilling, workover and well-servicing operations, on land and offshore. Our subsidiaries engaged in marine transportation and supply services, top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are classified as Manufacturing, Logistics and Other for segment reporting purposes. A discussion of our results of operations for the three and nine months ended September 30, 2003 and 2002 is included below. This discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2002.

     As used in this Report, "we," "us," "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries. Nabors became the publicly traded parent company of the Nabors group of companies, effective June 24, 2002, pursuant to the corporate reorganization described in our Annual Report on Form 10-K for the year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

     We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "should," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements.

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

     - the possibility of political instability, war or acts of terrorism in any of the countries in which we do business; and

     - general economic conditions.

     Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of natural gas or oil, which could have a material impact on exploration, development and production activities, could also materially affect our financial condition, results of operations and cash flows.

     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission under Item I, Part VI, "Risk Factors."

RESULTS OF OPERATIONS

     The following table sets forth certain information with respect to our segments and rig activity:

                                         THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                       ------------------------------------   ----------------------------------------
                                                                INCREASE                                   INCREASE
                                         2003       2002       (DECREASE)        2003         2002        (DECREASE)
(IN THOUSANDS, EXCEPT PERCENTAGES      --------   --------   --------------   ----------   ----------   --------------
AND RIG ACTIVITY)
Segments:
  Operating revenues and Earnings
    from unconsolidated affiliates:
      Contract Drilling: (1)
        U.S. Lower 48 Land
          Drilling...................  $135,409   $ 92,298   $ 43,111    47%  $  343,702   $  298,479   $ 45,223    15%
        U.S. Land Well-servicing.....    78,773     74,168      4,605     6%     236,937      224,121     12,816     6%
        U.S. Offshore................    25,928     24,446      1,482     6%      72,322       75,876     (3,554)   (5%)
        Alaska.......................    20,187     26,359     (6,172)  (23%)     86,601       97,300    (10,699)  (11%)
        Canada.......................    71,489     41,387     30,102    73%     222,113       90,339    131,774   146%
        International................   106,228     77,430     28,798    37%     290,018      234,580     55,438    24%
                                       --------   --------   --------         ----------   ----------   --------
        Subtotal Contract Drilling
          (2)........................   438,014    336,088    101,926    30%   1,251,693    1,020,695    230,998    23%
      Manufacturing, Logistics and
        Other (3) (4)................    48,635     33,692     14,943    44%     150,396      115,288     35,108    30%
      Other (5)......................   (10,670)   (14,702)     4,032    27%     (36,459)     (37,550)     1,091     3%
                                       --------   --------   --------         ----------   ----------   --------
        Total........................  $475,979   $355,078   $120,901    34%  $1,365,630   $1,098,433   $267,197    24%
                                       --------   --------   --------         ----------   ----------   --------
  Adjusted cash flow derived from
    operating activities: (6)
      Contract Drilling:
        U.S. Lower 48 Land
          Drilling...................  $ 28,867   $ 21,359   $  7,508    35%  $   66,363   $   73,168   $ (6,805)   (9%)
        U.S. Land Well-servicing.....    18,644     14,320      4,324    30%      52,600       45,046      7,554    17%
        U.S. Offshore................     5,599      3,891      1,708    44%      11,814        7,002      4,812    69%
        Alaska.......................     8,659     11,371     (2,712)  (24%)     40,235       35,232      5,003    14%
        Canada.......................    18,054      9,067      8,987    99%      56,760       24,210     32,550   134%
        International................    36,046     27,206      8,840    32%      97,538       84,798     12,740    15%
                                       --------   --------   --------         ----------   ----------   --------
        Subtotal Contract Drilling...   115,869     87,214     28,655    33%     325,310      269,456     55,854    21%
      Manufacturing, Logistics and
        Other........................     4,624      8,282     (3,658)  (44%)     20,374       34,991    (14,617)  (42%)
      Other (7)......................    (9,017)   (11,276)     2,259    20%     (29,636)     (29,985)       349     1%
                                       --------   --------   --------         ----------   ----------   --------
        Total........................   111,476     84,220     27,256    32%     316,048      274,462     41,586    15%
  Depreciation and amortization......   (58,530)   (52,084)    (6,446)  (12%)   (169,108)    (143,749)   (25,359)  (18%)
                                       --------   --------   --------         ----------   ----------   --------
  Adjusted income derived from
    operating activities (8).........    52,946     32,136     20,810    65%     146,940      130,713     16,227    12%
  Interest expense...................   (15,991)   (17,772)     1,781    10%     (54,705)     (46,805)    (7,900)  (17%)
  Interest income....................     6,442      8,145     (1,703)  (21%)     21,133       25,538     (4,405)  (17%)
  Other income (expense), net........     2,279       (994)     3,273   329%       2,326        2,152        174     8%
                                       --------   --------   --------         ----------   ----------   --------
  Income before income taxes.........  $ 45,676   $ 21,515   $ 24,161   112%  $  115,694   $  111,598   $  4,096     4%
                                       --------   --------   --------         ----------   ----------   --------
  Net cash provided by operating
    activities from the consolidated
    statements of cash flows (6).....  $ 94,509   $ 91,004   $  3,505     4%  $  215,280   $  285,689   $(70,409)  (25%)
                                       --------   --------   --------         ----------   ----------   --------
Rig activity:
  Rig years: (9)
    U.S. Lower 48 Land Drilling......     157.4      103.2       54.2    53%       134.6        105.5       29.1    28%
    U.S. Offshore....................      14.1       14.5        (.4)   (3%)       14.2         14.6        (.4)   (3%)
    Alaska...........................       6.3        8.8       (2.5)  (28%)        8.0          9.9       (1.9)  (19%)
    Canada...........................      39.1       23.4       15.7    67%        40.4         20.6       19.8    96%
    International (10)...............      63.3       54.6        8.7    16%        60.1         53.5        6.6    12%
                                       --------   --------   --------         ----------   ----------   --------
        Total rig years..............     280.2      204.5       75.7    37%       257.3        204.1       53.2    26%
                                       --------   --------   --------         ----------   ----------   --------
  Rig hours: (11)
    U.S. Land Well-servicing.........   275,610    259,688     15,922     6%     830,933      764,293     66,640     9%
    Canada Well-servicing (12).......    90,233     62,553     27,680    44%     229,393       93,081    136,312   146%
                                       --------   --------   --------         ----------   ----------   --------
        Total rig hours..............   365,843    322,241     43,602    14%   1,060,326      857,374    202,952    24%
                                       --------   --------   --------         ----------   ----------   --------

---------------

 (1) This segment includes our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.0 million and $.9 million for the three months ended September 30, 2003 and 2002, respectively, and $2.7 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively.

 (3) Includes our marine transportation and supply services, top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (4) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.5 million and $1.0 million for the three months ended September 30, 2003 and 2002, respectively, and $7.0 million and $8.9 million for the nine months ended September 30, 2003 and 2002, respectively.

 (5) Represents the elimination of inter-segment transactions.

 (6) Adjusted cash flow derived from operating activities is computed by subtracting direct costs and general and administrative expenses from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units based on several criteria, including adjusted cash flows derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing performance of our business units. The following is a reconciliation of net cash provided by operating activities from our consolidated statements of cash flows, which is a GAAP measure, to this non-GAAP measure:

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------   -------------------
                                                        2003      2002       2003       2002
     (IN THOUSANDS)                                   --------   -------   --------   --------
     Net cash provided by operating activities from
       the consolidated statements of cash flows....  $ 94,509   $91,004   $215,280   $285,689
     Interest expense...............................    15,991    17,772     54,705     46,805
     Interest income................................    (6,442)   (8,145)   (21,133)   (25,538)
     Other (income) expense, net....................    (2,279)      994     (2,326)    (2,152)
     Current income tax expense.....................       644     1,774      7,930      8,731
     Deferred financing costs amortization..........    (1,378)   (1,598)    (4,098)    (3,794)
     Discount amortization on long-term debt........    (4,961)   (7,661)   (20,530)   (22,931)
     Amortization of loss on cash flow hedges.......       (42)       --       (113)        --
     Gains (losses) on long-term assets, net........       (95)     (298)     3,182     (1,126)
     Gains (losses) on marketable securities, net...        65      (564)     2,692      2,386
     Gains (losses) on derivative instruments.......     2,042        --     (1,659)        --
     Sales of marketable securities, trading........        --        --     (4,484)        --
     Foreign currency transaction gains (losses)....        36      (368)       387      1,939
     Loss on early extinguishment of debt...........        --        --       (908)      (202)
     Equity in (losses) earnings of unconsolidated
       affiliates, net of dividends.................    (1,154)      (58)       608      2,066
     Decrease (increase), net of effects from
       acquisitions, from changes in balance sheet
       accounts.....................................    14,540    (8,632)    86,515    (17,411)
                                                      --------   -------   --------   --------
     Adjusted cash flow derived from operating
       activities...................................  $111,476   $84,220   $316,048   $274,462
                                                      --------   -------   --------   --------

 (7) Represents the elimination of inter-segment transactions and unallocated corporate expenses.

 (8) Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, and depreciation and amortization expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table set forth immediately following the heading "Results of Operations" above.

 (9) Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(10) International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 3.7 years and 3.9 years during the three and nine months ended September 30, 2003 and 2002, respectively.

(11) Rig hours represents the aggregate number of hours that our well-servicing rig fleet operated during the period.

(12) The Canada well-servicing operation was acquired during April 2002 as part of our acquisition of Enserco Energy Service Company Inc.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     Operating revenues and Earnings from unconsolidated affiliates for the three months ended September 30, 2003 totaled $476.0 million, representing an increase of $120.9 million, or 34%, as compared to the prior year quarter. Adjusted income derived from operating activities and net income for the three months ended September 30, 2003 totaled $52.9 million and $50.3 million ($.33 per diluted share), respectively, representing increases of 65% and 87% compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates for the nine months ended September 30, 2003 totaled $1.37 billion, representing an increase of $267.2 million, or 24%, as compared to the prior year period. Adjusted income derived from operating activities and net income for the nine months ended September 30, 2003 totaled $146.9 million and $127.4 million ($.83 per diluted share), respectively, representing increases of 12% and 35% compared to the prior year period.

     The increase in our Operating revenues and Earnings from unconsolidated affiliates during the three and nine months ended September 30, 2003 primarily resulted from higher revenues realized by our International, U.S. Lower 48 Land Drilling and Canadian operations. International revenues improved primarily as a result of new contracts for our operation in Mexico. The improved revenues for our U.S. Lower 48 Land Drilling operations resulted from higher activity levels driven by a gradual increase in demand for drilling services in that market during 2003. The improved revenues from our Canadian operations resulted from an increase in the level of activity for our land drilling and well-servicing operations compared to the prior year periods driven by increased demand for our services in that market during 2003 and our acquisition of Enserco Energy Service Company Inc. in April 2002. The Enserco acquisition increased the number of drilling rigs owned and operated by Nabors in Canada by 30 drilling rigs while also adding over 200 well-servicing rigs. The increase in demand for our services in the U.S. Lower 48 and Canadian markets resulted from higher average price levels for natural gas in the current year periods compared to the prior year periods.

     The increase in adjusted income derived from operating activities during the three and nine months ended September 30, 2003 primarily resulted from the increase in revenues discussed above. However, the overall increase in adjusted income derived from operating activities for the nine months ended September 30, 2003 was partially offset by lower average dayrates in our U.S. Lower 48 Land Drilling operations experienced during this period as a result of the weakness in this market over the period beginning in the second quarter of 2001 and extending through the end of 2002.

     Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations while oil prices are the primary driver of our Alaskan, International and U.S. Well-servicing operations. Natural gas and oil prices began increasing in the latter part of the first quarter of 2002, and averaged $4.88 per million cubic feet (mcf) and $30.21 per barrel, respectively, during the current year quarter, compared to $3.19 per mcf and $28.30 per barrel for the prior year quarter. Natural gas and oil prices averaged $5.62 per mcf and $31.03 per barrel, respectively, during the nine months ended September 30, 2003, compared to $3.05 per mcf and $25.46 per barrel for the prior year period.

     Our operating results for the fourth quarter of 2003 and for 2004 are expected to increase from levels realized during the current quarter primarily as a result of the expected continuance of improved drilling activity for our U.S. Lower 48 Land Drilling operations and expected improvements in activity levels for our Canadian land drilling operations. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter, and then generally increase over the last half of the year. As a result of our recent acquisitions in Canada, this seasonality has a more significant impact on our overall results as our Canadian operations represent a larger portion of our overall operations. We also expect a continuing recovery in our U.S. Offshore (Gulf of Mexico) operations, which began during the second quarter of 2003 and continued during the current quarter. We expect results from our International operations for the fourth quarter of 2003 and for 2004 to remain flat because of the unexpected cessation of a couple of long-running contracts in the current quarter, fewer successes in new contract awards than forecasted and lower expectations of the level of ongoing contribution from our platform rigs offshore in Mexico. Our U.S. Land Well-servicing operations are expected to maintain a steady to slightly upward trend for the fourth quarter of 2003 and for 2004. Additionally, we expect results from our operations in Alaska to remain flat for the last quarter of 2003 and to be reduced overall during 2004 compared to 2003.

     On October 8, 2003, we entered into two separate agreements with wholly-owned subsidiaries of El Paso Corporation under which a subsidiary of Nabors will contribute 20% of an estimated $500 million total cost to develop approximately 125 wells in exchange for a 20% net profits interest in such wells (cash proceeds available from production after royalties and operating costs have been paid). The wells included in these agreements include a combination of proved undeveloped, probable and possible reserves located primarily in South Texas, North Louisiana and Offshore Gulf of Mexico. Once cash proceeds totaling 117.5% of our total investment have been received from the wells subject to the applicable agreement, our net profits interest in those wells will convert to an overriding royalty interest of 0.4% in the wells for the remainder of the wells' productive lives. Under the terms of each of the agreements, either party may terminate the agreement upon 30 day's notice.

     Contract Drilling. The business units that comprise this segment contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore. For the three months ended September 30, 2003, Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $438.0 million and adjusted cash flow derived from operating activities totaled $115.9 million, representing increases of 30% and 33%, respectively, compared to the prior year quarter. Rig years (excluding well-servicing rigs) increased to 280.2 years during the three months ended September 30, 2003 from 204.5 years during the prior year quarter. For the nine months ended September 30, 2003, Operating revenues and Earnings from unconsolidated affiliates for the contract drilling segment totaled $1.25 billion and adjusted cash flow derived from operating activities totaled $325.3 million, representing increases of 23% and 21%, respectively, compared to the prior year period. Rig years (excluding well-servicing rigs) increased to 257.3 years during the nine months ended September 30, 2003 from 204.1 years during the prior year period.

     U.S. Lower 48 Land Drilling Operating revenues and adjusted cash flow derived from operating activities totaled $135.4 million and $28.9 million, respectively, during the current quarter, representing increases of 47% and 35%, respectively, compared to the prior year quarter. These increases resulted primarily from the increase in drilling activity that began in the first quarter of 2003, which is reflected in the increase in rig years to 157.4 years for the current quarter compared to 103.2 years during the prior year quarter. Average dayrates for the three months ended September 30, 2003 were consistent with the prior year quarter while rising labor costs had a negative impact on adjusted cash flows derived from operating activities. Operating revenues and adjusted cash flow derived from operating activities totaled $343.7 million and $66.4 million, respectively, for the nine months ended September 30, 2003, representing an increase of 15% and a decrease of 9%, respectively, compared to the prior year period. The increase in Operating revenues for the nine months ended September 30, 2003 resulted from the increase in drilling activity discussed above, which is reflected in the increase in rig years to 134.6 years for the nine months ended September 30, 2003 compared to 105.5 years during the prior year period, and which was partially offset by lower average dayrates for the nine months ended September 30, 2003 compared to the prior year period. The decrease in adjusted cash flow derived from operating activities for the nine months ended September 30, 2003 resulted from lower average dayrates combined with rising labor costs, which were only partially offset by the increase in rig years compared to the prior year period.

     U.S. Land Well-servicing Operating revenues and adjusted cash flow derived from operating activities totaled $78.8 million and $18.6 million, respectively, during the current quarter, representing increases of 6% and 30%, respectively, compared to the prior year quarter, and totaled $236.9 million and $52.6 million, respectively, during the nine months ended September 30, 2003, representing increases of 6% and 17%, respectively, compared to the prior year period. The improved results for the three and nine months ended September 30, 2003 resulted from an increase in well-servicing activity driven by increased capital spending by our customers during the first nine months of 2003 and a marginal increase in average dayrates compared to the prior year periods. The higher capital spending resulted from the improvement in commodity prices which began in 2002 and was sustained during the first nine months of 2003. U.S. Land Well-servicing hours increased to 275,610 hours during the current quarter from 259,688 hours during the prior year quarter and increased to 830,933 hours during the nine months ended September 30, 2003 from 764,293 hours during the prior year period.

     U.S. Offshore Operating revenues and adjusted cash flow derived from operating activities totaled $25.9 million and $5.6 million, respectively, during the current quarter, representing increases of 6% and 44%, respectively, compared to the prior year quarter. These increases resulted primarily from higher average dayrates, which were only partially offset by lower rig years compared to the prior year quarter. Rig years for our U.S. Offshore operations totaled 14.1 years for the current quarter compared to 14.5 years during the prior year quarter. U.S. Offshore Operating revenues and adjusted cash flow derived from operating activities totaled $72.3 million and $11.8 million, respectively, for the nine months ended September 30, 2003, representing a decrease of 5% and an increase of 69%, respectively, compared to the prior year period. The decrease in Operating revenues for the nine months ended September 30, 2003 resulted primarily from lower rig years compared to the prior year period. Rig years for our U.S. Offshore operations totaled 14.2 years for the nine months ended September 30, 2003 compared to 14.6 years during the prior year period. The increase in adjusted cash flow derived from operating activities for the nine months ended September 30, 2003 resulted primarily from increased working days for our 1,000 horsepower workover rigs that currently generate higher daily cash margins than the remainder of our rigs, which was only partially offset by lower rig years in the current year period. Adjusted cash flow derived from operating activities for the three and nine months ended September 30, 2003 was also positively impacted by lower costs due to increased monitoring of costs on working rigs and reductions in fixed overhead and costs for non-working rigs.

     Alaskan Operating revenues and adjusted cash flow derived from operating activities totaled $20.2 million and $8.7 million, respectively, during the current quarter, representing decreases of 23% and 24%, respectively, compared to the prior year quarter. These decreases resulted from lower drilling activity and lower average dayrates in the current quarter compared to the prior year quarter. In addition, the recording of an incremental $2.6 million in Operating revenues in the third quarter of 2002, representing business interruption insurance proceeds related to damage incurred on one of our land drilling rigs in Alaska in 2001, contributed to the current quarter decrease in Operating revenues and adjusted cash flow derived from operating activities compared to the prior year quarter. The decrease in drilling activity is reflected in the decrease in rig years to 6.3 years in the current quarter from 8.8 years in the prior year quarter. Alaskan Operating revenues and adjusted cash flow derived from operating activities totaled $86.6 million and $40.2 million, respectively, during the nine months ended September 30, 2003, representing a decrease of 11% and an increase of 14%, respectively, compared to the prior year period. The decrease in Operating revenues resulted from lower drilling activity reflected in the decrease in rig years to 8.0 years for the nine months ended September 30, 2003 from 9.9 years in the prior year period. This reduced activity level was partially offset by an incremental $5.7 million of Operating revenues, representing business interruption insurance proceeds recorded in the first quarter of 2003 related to the damage incurred on one of our land drilling rigs in Alaska in 2001, which exceeded the $2.6 million in business interruption insurance proceeds recorded in the third quarter of 2002 related to another damaged rig discussed above. The increase in adjusted cash flow derived from operating activities resulted from the business interruption insurance proceeds received in the current year period.

     Canadian Operating revenues and adjusted cash flow derived from operating activities totaled $71.5 million and $18.1 million, respectively, for the three months ended September 30, 2003, representing increases of 73% and 99%, respectively, compared to the prior year quarter, and totaled $222.1 million and $56.8 million, respectively, during the nine months ended September 30, 2003, representing increases of 146% and 134%, respectively, compared to the prior year period. As discussed above, these increases reflect an increase in drilling and well-servicing revenues, which resulted from an overall increase in Canadian drilling and well-servicing activity. The increases for the nine months ended September 30, 2003 also relate to an increase in drilling and well-servicing revenues resulting from our acquisition of Enserco in April 2002. Rig years in Canada increased to 39.1 years during the current quarter from 23.4 years during the prior year quarter, and increased to 40.4 years during the nine months ended September 30, 2003 from 20.6 years during the prior year period. Canadian Well-servicing hours totaled 90,233 hours for the three months ended September 30, 2003 compared to 62,553 hours for the three months ended September 30, 2002 and totaled 229,393 hours for the nine months ended September 30, 2003 compared to 93,081 hours for the nine months ended September 30, 2002.

     International Operating revenues and Earnings from unconsolidated affiliates and adjusted cash flow derived from operating activities totaled $106.2 and $36.0 million, respectively, during the current quarter, representing increases of 37% and 32%, respectively, compared to the prior year quarter, and totaled $290.0 million and $97.5 million, respectively, during the nine months ended September 30, 2003, representing increases of 24% and 15%, respectively, compared to the prior year period. The improved results for the three and nine months ended September 30, 2003 primarily resulted from new contracts for our operation in Mexico. International rig years increased to 63.3 years during the current quarter from 54.6 years during the prior year quarter and increased to
60.1 years during the nine months ended September 30, 2003 from 53.5 years during the prior year period.

     Manufacturing, Logistics and Other. These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and transportation operations. Manufacturing, Logistics and Other Operating revenues and Earnings from unconsolidated affiliates during the three and nine months ended September 30, 2003 totaled $48.6 million and $150.4 million, respectively, representing increases of 44% and 30% compared with the prior year periods. These increases primarily resulted from the acquisition of Ryan Energy Technologies, Inc. during the fourth quarter of 2002. Manufacturing, Logistics and Other adjusted cash flow derived from operating activities for the three and nine months ended September 30, 2003 totaled $4.6 million and $20.4 million, respectively, representing decreases of 44% and 42%, respectively, compared to the prior year periods. While Ryan's results have been additive to our revenues, adjusted cash flow derived from operating activities from this new business was minimal for the three and nine months ended September 30, 2003. In addition, decreased results for our marine transportation and our top drive manufacturing operations resulted in lower profitability for Manufacturing, Logistics and Other as compared to the prior year periods. Adjusted cash flow derived from operating activities declined for our marine transportation operations primarily as a result of lower average dayrates in the current year periods and declined for our top drive manufacturing operations primarily as a result of fewer top drive sales in the current year periods compared to the prior year periods.

     Other Financial Information. General and administrative expenses increased by $4.2 million, or 11%, in the current quarter and by $20.5 million, or 20%, in the first nine months of 2003 compared to the prior year periods resulting from increases related to our Canadian acquisitions in 2002 and increased International activity. As a percentage of operating revenues, general and administrative expenses decreased (8.7% vs. 10.5%) during the current quarter compared to the prior year quarter and decreased slightly (9.1% vs. 9.4%) for the nine months ended September 30, 2003 compared to the prior year period.

     Depreciation and amortization expense increased by $6.4 million, or 12%, in the current quarter and by $25.4 million, or 18%, in the first nine months of 2003 compared to the prior year periods. Depreciation and amortization expense increased as a result of an increase in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations, a full period of depreciation for the nine months ended September 30, 2003 on assets acquired in our acquisition of Enserco in April 2002, and full periods of depreciation for the three and nine months ended September 30, 2003 on assets acquired in our acquisition of Ryan in October 2002, as well as other capital expenditures during the fourth quarter of 2002 and the first nine months of 2003.

     Interest expense decreased by $1.8 million, or 10%, in the current quarter compared to the prior year quarter resulting from the issuance of Nabors Delaware's $700 million zero coupon senior exchangeable notes in June 2003. Such notes will not accrue interest unless Nabors Delaware becomes obligated to pay contingent interest. The proceeds from this debt issuance were used to redeem Nabors Delaware's $825 million zero coupon convertible senior debentures that had an effective interest rate of 2.5% and our 8.625% senior subordinated notes. The decrease resulting from issuance of these non-interest-bearing notes was partially offset by the August 2002 issuance of our $225 million aggregate principal amount of 4.875% senior notes and $275 million aggregate principal amount of 5.375% senior notes. Interest expense increased by $7.9 million, or 17% for the nine months ended September 30, 2003 compared to the prior year period resulting from the August 2002 issuances of senior notes discussed above, which were only partially offset by savings realized in the second and third quarter of 2003 related to the redemptions discussed above.

     Interest income decreased by $1.7 million, or 21%, in the current quarter and by $4.4 million, or 17%, in the first nine months of 2003 compared to the prior year periods, reflecting lower average yields on investments resulting from the overall declining interest rate environment partially offset by higher average cash and marketable securities balances.

     Other income increased by $3.3 million in the current quarter and by $.2 million in the first nine months of 2003 compared to the prior year periods. Other income for the three months ended September 30, 2003 includes mark-to-market gains recorded on our range cap and floor derivative instrument of approximately $2.5 million, partially offset by the accrual of approximately $.4 million of a total of approximately $.8 million in cash due on this derivative instrument on November 15, 2003 (see discussion under Item 3. Quantitative and Qualitative Disclosures About Market Risk below). Other income for the nine months ended September 30, 2003 includes net gains on marketable securities of approximately $2.7 million and net gains on long-term assets of approximately $3.2 million, partially offset by mark-to-market losses recorded on our range cap and floor derivative instrument of approximately $1.2 million, the accrual of $.4 million due on the derivative instrument discussed above, and a loss of approximately $.9 million resulting from the redemption of our 8.625% senior subordinated notes due April 2008 at prices higher than their carrying value on April 1, 2003. Other income for the three months ended September 30, 2002 includes net losses on marketable securities of approximately $.6 million and net losses on long-term assets of approximately $.5 million. Other income for the nine months ended September 30, 2002 includes net gains on marketable securities of approximately $2.4 million and foreign currency transaction gains of approximately $1.9 million, partially offset by the recognition of approximately $3.5 million in corporate reorganization expense.

     Our effective income (benefit) tax rate was (10%) during the three and nine months ended September 30, 2003 compared to (25%) and 16% for the three and nine months ended September 30, 2002, respectively. The tax benefit position for the 2003 periods and the third quarter of 2002 resulted primarily from tax savings realized as a result of our corporate reorganization effective June 24, 2002. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various legislative proposals introduced in the U.S. Congress, and any responsive action taken by Nabors.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Operating Activities. Net cash provided by operating activities totaled $215.3 million during the nine months ended September 30, 2003, compared to net cash provided by operating activities totaling $285.7 million during the prior year period. During the nine months ended September 30, 2003, net income was increased for non-cash items such as depreciation and amortization, and was reduced for changes in our working capital and other balance sheet accounts. During the prior year period, net income was increased for non-cash items such as depreciation and amortization and for changes in our working capital accounts, and was reduced for Earnings from unconsolidated affiliates.

     Investing Activities. Net cash used for investing activities totaled $292.3 million during the nine months ended September 30, 2003, compared to $297.5 million used for investing activities during the prior year period. During the current year period, cash was used for purchases, net of sales, of marketable securities and capital expenditures. During the prior year period, cash was used for capital expenditures, the acquisition of 20.5% of the issued and outstanding shares of Enserco and was provided by sales, net of purchases, of marketable securities.

     Financing Activities. Financing activities provided cash totaling $169.1 million during the nine months ended September 30, 2003 compared to cash provided by financing activities of $479.4 million during the prior year period. During the current year period, cash was provided by approximately $688.5 million in net proceeds from the issuance of the $700 million zero coupon senior exchangeable notes due 2023 by Nabors Delaware on June 10, 2003 and was used for the reduction of long-term debt of $543.7 million. Cash was also provided during the current year period by our receipt of proceeds from the exercise of options to acquire 1,134,000 of our common shares. During the prior year period, cash was provided by the proceeds of $495.9 million from the issuance of senior notes by our subsidiaries in August 2002 and by our receipt of proceeds from the exercise of options to acquire 651,000 shares of our common shares, and was used for the reduction of long-term debt.

     On June 10, 2003, Nabors Delaware completed a private placement of $700 million aggregate principal amount of zero coupon senior exchangeable notes due 2023 that are fully and unconditionally guaranteed by us. The notes were reoffered by the initial purchaser of the notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended, and outside the United States in accordance with Regulation S under the Securities Act. Nabors and Nabors Delaware filed a registration statement on Form S-3 pursuant to the Securities Act with respect to the notes on August 8, 2003. The notes do not bear interest, do not accrete and have a zero yield to maturity, unless Nabors Delaware becomes obligated to pay contingent interest as defined in the note indenture. Cash provided by issuance of the notes, net of issuance costs, totaled $688.5 million.

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

     On April 1, 2003, we redeemed our 8.625% senior subordinated notes due April 2008 and all associated guarantees at a redemption price of $1,043.13 per $1,000 principal amount of the notes together with accrued and unpaid interest to the date of redemption for an aggregate redemption price of $45.2 million.

FUTURE CASH REQUIREMENTS

     As of September 30, 2003, we had long-term debt, including current maturities, of $2.3 billion and cash and cash equivalents and investments in marketable securities of $1.5 billion.

     Our 6.8% senior notes are due April 15, 2004 for an aggregate principal amount of $295.3 million. This amount is classified in current liabilities in our consolidated balance sheet as of September 30, 2003.

     As of September 30, 2003, we had outstanding capital expenditure purchase commitments of approximately $20.5 million, primarily for rig-related enhancing and sustaining capital expenditures. We have historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of our common shares. Future acquisitions may be paid for using existing cash or issuance of debt or Nabors shares. Such capital expenditures and acquisitions will depend on our view of market conditions and other factors.

     As discussed above, on October 8, 2003, we entered into two separate agreements with wholly-owned subsidiaries of El Paso Corporation under which a subsidiary of Nabors will contribute 20% of an estimated $500 million total cost to develop approximately 125 wells in exchange for a 20% net profits interest in such wells (cash proceeds available from production after royalties and operating costs have been paid). The contributions due from Nabors to develop these wells will be paid out over a period beginning in October 2003 through June 30, 2005, the expiration date for development of the wells pursuant to the agreements.

     Our 2002 Annual Report on Form 10-K includes our contractual cash obligations table as of December 31, 2002. As a result of the issuance of Nabors Delaware's $700 million zero coupon senior exchangeable notes due 2023 on June 10, 2003 and the redemption of certain existing debt in the second quarter of 2003, we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to long-term debt as of September 30, 2003:

                                                      PAYMENT DUE BY PERIOD
                               -------------------------------------------------------------------
                                              REMAINDER
                                 TOTAL         OF 2003      2004-2005     2006-2007     THEREAFTER
(IN THOUSANDS)                 ----------     ---------     ---------     ---------     ----------
Principal....................  $2,322,075      $    --      $295,275      $826,800(1)   $1,200,000
Interest.....................     206,502       11,457        57,357        51,501          86,187
                               ----------      -------      --------      --------      ----------
Total........................  $2,528,577      $11,457      $352,632      $878,301      $1,286,187
                               ----------      -------      --------      --------      ----------

---------------

(1) Represents our $1.381 billion zero coupon convertible senior debentures which can be put to us on February 5, 2006.

     No other significant changes have occurred to the contractual cash obligations information disclosed in our 2002 Annual Report on Form 10-K.

GUARANTEES

     We enter into various agreements providing financial or performance assurance to third parties. Certain of these agreements act as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program and guarantees of residual value in certain of our operating lease agreements. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2002, which is based on future operating results of that business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

     Management believes that the likelihood that we would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                                 MAXIMUM AMOUNT
                                               ---------------------------------------------------
                                               REMAINDER
                                                OF 2003     2004      2005    THEREAFTER    TOTAL
(IN THOUSANDS)                                 ---------   -------   ------   ----------   -------
Financial standby letters of Credit..........    $953      $35,586   $   --      $ --      $36,539
Guarantee of residual value in lease
  agreements.................................      --          347      701        65        1,113
Contingent consideration in Acquisition......      --        1,111    1,111       278        2,500
                                                 ----      -------   ------      ----      -------
Total........................................    $953      $37,044   $1,812      $343      $40,152
                                                 ----      -------   ------      ----      -------

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

     As of September 30, 2003, we had cash and cash equivalents and investments in marketable securities of $1.5 billion and working capital of $930.7 million. This compares to cash and cash equivalents and investments in marketable securities of $1.3 billion and working capital of $618.5 million as of December 31, 2002.

     The increase in cash and cash equivalents and investments in marketable securities relates primarily to the issuance of the zero coupon senior exchangeable notes due 2023 by Nabors Delaware during the second quarter of 2003, which resulted in net proceeds of $688.5 million, partially offset by reductions in long-term debt of $543.7 million during the current period. Cash and cash equivalents and investments in marketable securities were also increased during the nine months ended September 30, 2003 by cash provided by operating activities totaling $215.3 million and decreased by capital expenditures of $210.7 million during the period. The increase in working capital relates primarily to the redemption of Nabors Delaware's $825 million zero coupon convertible senior debentures due 2020 on June 20, 2003 for an aggregate redemption price paid of approximately $494.9 million, which was classified in current liabilities as of December 31, 2002, only partially offset by the reclassification of $295.3 million principal amount of our 6.8% senior notes due April 15, 2004 to current liabilities as of September 30, 2003.

     Our funded debt to capital ratio was 0.49:1 as of September 30, 2003 and December 31, 2002. Our net funded debt to capital ratio was 0.24:1 as of September 30, 2003 and 0.26:1 as of December 31, 2002. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Our interest coverage ratio was 5.9:1 as of September 30, 2003, compared to 6.0:1 as of December 31, 2002. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, and depreciation and amortization expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

     We have three letter of credit facilities and a Canadian line of credit facility with various banks as of September 30, 2003. Availability and borrowings under our credit facilities as of September 30, 2003 are as follows:

(IN THOUSANDS)
Credit available............................................   $86,069
Letters of credit outstanding...............................   (54,641)
                                                               -------
Remaining availability......................................   $31,428
                                                               -------

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002 the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to third parties. The initial recognition and measurement provisions of FIN 45 have been applied on a prospective basis for guarantees issued or modified after December 31, 2002. During the nine months ended September 30, 2003, we issued new standby letters of credit which serve as guarantees under the provisions of FIN 45. The application of the recognition and measurement provisions of FIN 45 to these guarantees was insignificant. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 15, 2002 and are included in
Note 6 to our accompanying consolidated financial statements.

     In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply for the first interim or annual period ending after December 15, 2003. On July 1, 2003, we adopted, earlier than required, the provisions of FIN 46 related to VIEs created on or before January 31, 2003. The adoption of FIN 46 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003 the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective in relation to certain issues for fiscal quarters that began prior to June 15, 2003 and for certain contracts entered into after June 30, 2003. The adoption of SFAS 149 had no impact on our financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2003.

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, entered into or modified after May 31, 2003, and otherwise was effective for such financial instruments, except for those that apply to mandatorily redeemable noncontrolling interests, at the beginning of the current quarter. The adoption of SFAS 150 had no initial impact on our financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2003.

CRITICAL ACCOUNTING POLICIES

     We disclosed our critical accounting policies in our 2002 Annual Report on Form 10-K. No significant changes have occurred to those policies with the exception of the following:

     Self Insurance Accruals. We are self-insured for certain losses relating to workers' compensation, employers' liability, general liability, automobile liability and property damage. Effective April 1, 2003, with our insurance renewal, certain changes have been made to our insurance coverage. Effective for the period from April 1, 2003 to March 31, 2004, our exposure (that is, our deductible) per occurrence is $1.0 million for workers' compensation, $2.0 million for employers' liability and marine employers' liability (Jones Act) and $5.0 million for general liability losses. Our self-insurance for automobile liability loss is $0.5 million per occurrence. We maintain actuarially supported accruals in our consolidated balance sheets to cover the self-insurance retentions.

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

     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge under SFAS 133. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment under SFAS 133 and any change in the cumulative fair value of this transaction will be reflected as a gain or loss in our consolidated statements of income.

     During the three and nine months ended September 30, 2003, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $1.7 million and $5.0 million, respectively, which served to reduce interest expense. The fair value of our interest rate swap agreement is recorded as a derivative asset, included in other long-term assets, and totaled approximately $8.4 million, $15.8 million and $8.5 million as of September 30, 2003, June 30, 2003 and December 31, 2002, respectively. The carrying value of our 5.375% senior notes due 2012 has been increased by the same amount.

     The fair value of our range cap and floor transaction is recorded as a derivative liability, included in other long-term liabilities, and totaled approximately $5.0 million, $7.5 million and $3.8 million as of September 30, 2003, June 30, 2003 and December 31, 2002, respectively. We recorded a gain of approximately $2.1 million and a loss of approximately $1.6 million for the three and nine months ended September 30, 2003, respectively, related to this derivative instrument; such amounts are included in other income (expense) in our consolidated statements of income. Such gains and losses resulted primarily from the change in cumulative fair value of this derivative instrument from June 30, 2003 and December 31,

2002, respectively, which resulted in a gain of approximately $2.5 million during the current quarter and a loss of approximately $1.2 million during the nine months ended September 30, 2003. Additionally, as a result of the three-month U.S. dollar LIBOR rate being below our 2.665% floor on August 15, 2003 (such rate was 1.13%), we are obligated to pay, on November 15, 2003, approximately $.8 million to the counterparty. This payment is due for the three-month period from August 15 to November 15, 2003. We have recorded approximately $.4 million of this obligation as an expense in other income (expense) in the current quarter and will record the remaining amount of approximately $.4 million in the fourth quarter of 2003.

     Nabors Delaware's $700 million zero coupon senior exchangeable notes due 2023 include a contingent interest provision, discussed in Note 3 to our accompanying consolidated financial statements, which qualifies as an embedded derivative under SFAS 133. This embedded derivative is required to be separated from the notes and valued at its fair value at inception of the note agreement. Any subsequent change in fair value of this embedded derivative will be recorded in our statements of income. The fair value of the contingent interest provision at inception of the note indenture was nominal. In addition, there was no significant change in the fair value of this embedded derivative through September 30, 2003, resulting in no impact on our statements of income for the three and nine months ended September 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange
Act)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. We have investments in certain unconsolidated affiliates that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated entities.

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

     (b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of their business. In the opinion of management, our ultimate liability with respect to pending lawsuits is not expected to have a significant or material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 5.  OTHER INFORMATION

RELATED PARTY -- SPLIT-DOLLAR LIFE INSURANCE AGREEMENTS

     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, President and Chief Operating Officer, former Vice Chairman and certain other key employees entered into split-dollar life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $12.8 million related to these policies. The cash surrender value of these policies of approximately $10.8 million is included in other long-term assets in our consolidated balance sheet as of September 30, 2003.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 15    Awareness Letter of Independent Accountants.
 31.1  Certification of Chairman and Chief Executive Officer
       pursuant to Rule 13a-14(a) of the Securities Exchange Act of
       1934, as Adopted Pursuant to Section 302 of the Sarbanes-
       Oxley Act of 2002.
 31.2  Certification of Vice President and Chief Financial Officer
       pursuant to Rule 13a-14(a) of the Securities Exchange Act of
       1934, as Adopted Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002.
 32.1  Certification of Chairman and Chief Executive Officer
       pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2  Certification of Vice President and Chief Financial Officer
       pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

      - Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 8, 2003 to present the required reconciliations of "non-GAAP" financial measures to the most comparable GAAP financial measures in accordance with Regulation G for all quarterly and annual periods presented within Current Reports on Form 8-K filed subsequent to Nabors' last fiscal year ended but prior to the effective date of the Regulations on March 28, 2003.

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

                                          NABORS INDUSTRIES LTD.

                                          /s/ Anthony G. Petrello
                                          --------------------------------------
                                          Anthony G. Petrello
                                          President and Chief Operating Officer

                                          /s/ Bruce P. Koch
                                          --------------------------------------
                                          Bruce P. Koch
                                          Vice President and Chief Financial
                                          Officer

Dated: November 7, 2003

                               INDEX TO EXHIBITS

 15    Awareness Letter of Independent Accountants.
 31.1  Certification of Chairman and Chief Executive Officer
       pursuant to Rule 13a-14(a) of the Securities Exchange Act of
       1934, as Adopted Pursuant to Section 302 of the Sarbanes-
       Oxley Act of 2002.
 31.2  Certification of Vice President and Chief Financial Officer
       pursuant to Rule 13a-14(a) of the Securities Exchange Act of
       1934, as Adopted Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002.
 32.1  Certification of Chairman and Chief Executive Officer
       pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2  Certification of Vice President and Chief Financial Officer
       pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.