Form 10-K
period 2003-12-31
NABORS INDUSTRIES LTD
filed 2004-03-15
CIK 1163739

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
                                  ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER: 000-49887

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
                        SECURITIES EXCHANGE ACT OF 1934:

                                                         NAME OF EACH
         TITLE OF EACH CLASS                      EXCHANGE ON WHICH REGISTERED
         -------------------                      ----------------------------
Common Shares, $.001 par value per share        The American Stock Exchange, LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                               YES [X]   NO [ ]

The aggregate market value of the 130,963,344 common shares held by non-affiliates of the registrant, based upon the closing price of our common shares as of the last business day of our most recently completed second fiscal quarter, June 30, 2003, of $39.53 per share as reported on the American Stock Exchange, was $5,176,980,988. Common Shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares, par value $.001 per share, outstanding as of February 29, 2004 was 148,047,219. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 372,108 exchangeable shares outstanding as of February 29, 2004 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares; including but not limited to voting rights and the right to receive dividends, if any.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

Specified portions of the 2003 Annual Report to Shareholders (Parts I, II and
IV) Specified portions of the 2004 Notice of Annual Meeting of Shareholders and Proxy Statement (Part III)

================================================================================

                             NABORS INDUSTRIES LTD.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I
Item 1.           Business                                                                                        1
                  I.       Introduction                                                                           1
                  II.      Description of Business                                                                2
                           A.       Our Fleet of Rigs                                                             2
                           B.       Types of Drilling Contracts                                                   4
                           C.       Well Servicing and Workover Services                                          5
                           D.       Oil and Gas Investments                                                       6
                           E.       Other Services                                                                6
                           F.       Our Employees                                                                 7
                           G.       Seasonality                                                                   8
                           H.       Research and Development                                                      8
                  III.     Customers; Markets; Industry Conditions and Trends                                     8
                           A.       Contract Drilling                                                             8
                           B.       Oil and Gas Segment                                                           9
                           C.       Other Operating Segments                                                     10
                           D.       Industry Conditions                                                          10
                           E.       Competitive Conditions                                                       11
                  IV.      Recent Developments                                                                   12
                           A.       Operating Results                                                            12
                           B.       Debt Offering and Debt Redemptions                                           12
                           C.       Oil and Gas Investments                                                      13
                  V.       Our Business Strategy                                                                 13
                  VI.      Risk Factors                                                                          14
                  VII.     Acquisitions and Divestitures                                                         19
                  VIII.    Environmental Compliance                                                              21
                  IX.      Available Information                                                                 21
Item 2.           Properties                                                                                     21
Item 3.           Legal Proceedings                                                                              22
Item 4.           Submission of Matters to a Vote of Security Holders                                            22

PART II
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters                          22
                  I.       Market and Stock Prices                                                               22
                  II.      Dividend Policy                                                                       27
                  III.     Shareholder Matters                                                                   27
Item 6.           Selected Financial Data                                                                        27
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                     27
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                                     27
Item 8.           Financial Statements and Supplementary Data                                                    27
Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial
                  Disclosure                                                                                     27
Item 9A.          Controls and Procedures                                                                        27

PART III
Item 10.          Directors and Executive Officers of the Registrant                                             28
Item 11.          Executive Compensation                                                                         28
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related
                  Shareholder Matters                                                                            28
Item 13.          Certain Relationships and Related Transactions                                                 28
Item 14           Principal Accountant Fees and Services                                                         29

PART IV
Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                29

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

     o the possibility of political instability, war or acts of terrorism in any of the countries in which we do business; and

     o    general economic conditions.

Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of natural gas or oil, which could have a material impact on exploration, development and production activities, could also materially affect our financial position, results of operations and cash flows.

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see "Part I - Item 1 - BUSINESS - RISK FACTORS".

Unless the context requires otherwise, references in this Annual Report on Form 10-K to "we," "us," "our", or "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

                                     PART I

Please see the Glossary of Drilling Terms included as Annex A to this document for a brief explanation of drilling terms used throughout this document.

ITEM 1.  BUSINESS

I.       INTRODUCTION.

Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East, and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 750 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 200 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 45 platform, 16 jack-up and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We also have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 17 rigs.

To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. Our land transportation and hauling fleet includes approximately 240 rig and oilfield equipment hauling tractor-trailers and a number of cranes, loaders and light-duty vehicles. We maintain approximately 300 fluid hauling trucks, approximately 800 fluid storage tanks, ten salt water disposal wells and other auxiliary equipment used in drilling, workover and well-servicing operations in the United States. In addition, we time charter a fleet of 31 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations primarily in the Gulf of Mexico. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software. We have also made selective investments in oil and gas exploration, development and production activities, most recently with El Paso Corporation.

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, workover and well-servicing operations, on land and offshore. Our operating segments engaged in marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in a category labeled Other Operating Segments for segment reporting purposes. Our limited oil and gas exploration, development and production operations are included in a category labeled Oil and Gas for segment reporting purposes.

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

Nabors' various types of rigs perform drilling, workover (major overhaul or remediation of an existing wellbore and/or plugging and redrilling the well) and well-servicing (routine repair and maintenance of mechanical problems). A drilling rig can perform drilling, workover and well-servicing services, depending on its configuration. However, primarily due to cost and size considerations, a land drilling rig is rarely used for well-servicing or workover applications. Instead, smaller, mobile well-servicing and workover rigs are used. Offshore, a drilling rig is occasionally used for workover and well-servicing applications, particularly if it is on location, because it is more cost-effective to use a rig in place rather than transporting an alternative, special purpose rig to an offshore location. Each rig is rated for operations up to a range of depth depending upon well design (straight vs. directional; bore and pipe sizes and weights). The basic types of rigs operated by Nabors are described below.

o Land Rigs. A land-based drilling rig generally consists of engines, a drawworks (which hoists and lowers the drill string in and out of the well), a mast (or derrick), pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth, bore hole diameter and drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land-based workover or well-servicing rig consists of a mobile carrier, engine, drawworks and a mast. The primary function of a workover or well-servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well. Typically, land-based drilling, workover and well-servicing rigs can be readily moved between well sites and between geographic areas of operations by using our fleet of cranes, loaders and transport vehicles.

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

     o Minimum Area, Self-Elevating, or MASE(R), drilling rigs are our higher horsepower modular platform rigs. They represent a smaller and lighter, full-scale drilling rig patterned after the Super Sundowner(R) but have horsepower ranging from 1500 hp to 3000 hp.

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

o Inland Barge Rigs. One of Nabors' barge rigs is a full-size drilling unit. Nabors also owns two workover inland barge rigs. These barges are designed to perform plugging and abandonment, well service or workover services in shallow inland, coastal or offshore waters. Our barge rigs can operate at depths between three and twenty feet.

Additional information on the number and location of our rigs can be found below under the caption "Business - Customers; Market; Industry Conditions and Trends".

         B.       TYPES OF DRILLING CONTRACTS.

Our rigs are employed under individual contracts which extend either over a stated period of time or the time required to drill a well or a stated number of wells to a specified depth. On land in the U.S. Lower 48 states and Canada, we typically contract on a single-well basis, with extensions subject to mutual agreement on pricing and other significant terms. Contracts relating to offshore drilling and land drilling in Alaska and international markets generally provide for longer terms, usually from one to five years. Offshore workover projects are often on a single-well basis. We generally are awarded drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our single-well contracts are subject to termination by the customer on short notice, but some can be firm for a number of wells or a period of time, and may provide for early termination compensation in certain circumstances. The contract terms and rates may differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

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

o Footage Contracts. Under footage contracts, a drilling contractor typically runs casing and provides drill bits. We receive payment on the basis of a rate per foot drilled. The customer continues to provide drilling mud, casing, cementing and well design expertise. If we drill the well in less time than was estimated, then we have the opportunity to improve our margins over those that would be attainable under a daywork contract to the same depth. If, however, we take longer to drill the well than we estimated, our margins will be lower. In footage contracts, a drilling contractor bears the cost of the services and supplies until the well has been drilled to the agreed depth. Such contracts therefore require the drilling contractor to make significant up-front working capital commitments prior to receiving payment. Footage contracts generally contain greater risks for a contractor such as Nabors than daywork contracts, but fewer risks than turnkey contracts. Under footage contracts, the contractor assumes certain risks associated with loss of hole from fire, blowout and other drilling risks. However, footage contracts generally protect the contractor from such risks when unexpected drilling conditions such as abnormal pressure, impenetrable geologic formation or loss circulation zones are present.

o Turnkey Contracts. In turnkey contracts, the drilling contractor drills a well to a specified depth for a fixed price regardless of the time required or the problems encountered in drilling the well. On a turnkey well, the drilling contractor provides technical expertise and engineering services, as well as most of the equipment required to complete the well, and is compensated only when the agreed scope of work has been satisfied. In turnkey contracts, the drilling contractor bears the cost of performing the drilling services until the well has been drilled, and accordingly, such contracts require the drilling contractor to make significant working capital commitments. If the well is not completed to the specified depth, we may not receive the turnkey price. Turnkey contracts generally involve a higher degree of risk than daywork and footage contracts because the drilling contractor assumes greater risks (including risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors' services, supplies, cost escalation and personnel) and bears the cost of unanticipated downhole problems and price escalation. Generally, however, our agreements limit catastrophic risks associated with blowout, redrill and pollution to a specific sum. The customer assumes the risk of losses in excess of the agreed level. If the well is successfully drilled without undue delay or complication, our margins under these types of contracts are usually greater than under daywork and footage contracts.

During 2003 substantially all of our drilling contracts were on a daywork basis. Our preferred strategy is to operate drilling rigs under daywork contracts. However, we continually analyze market conditions, customer requirements, rig demand and the experience of our personnel to determine how to contract our fleet most profitably. In addition, we may seek alternative accommodations with certain customers as a means of ensuring long-term drilling commitments and healthy customer relations, including, potentially, entering into footage or turnkey contracts on occasion or accepting less favorable contractual terms involving allocation of risk. Because of this, there can be no assurance that we will not suffer a loss that is not insured as a result of entering into such higher risk contracts, and any such uninsured loss could have a material adverse effect on our financial position, cash flows and results of operations.

         C.       WELL SERVICING AND WORKOVER SERVICES.

Although some wells in the United States flow oil to the surface without mechanical assistance, most are in mature production areas that require pumping or some other form of artificial lift. Pumping oil wells characteristically require more maintenance than flowing wells because of the operation of the mechanical pumping equipment installed. The extent and type of well-servicing and workover services we provide on producing wells is dependent upon many variables. The following is a summary of our well-servicing and workover services.

o Well-Servicing/Maintenance Services. We provide maintenance services on the mechanical apparatus used to pump or lift oil from producing wells. These services include, among other things, repairing and replacing pumps, sucker rods and tubing. We provide the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. Well-servicing rigs have the same basic components as drilling rigs (that is, a derrick, a drawworks and an engine). Many of these rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Maintenance services typically take less than 48 hours to complete. Well-servicing rigs generally are provided to customers on a call-out basis. We are paid an hourly rate and work typically is performed five days a week during daylight hours.

o Workover Services. In addition to needing periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workovers may be needed, for example, to remedy equipment failures, plug back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, clean out and re-complete a well if production has declined, repair leaks, or convert a producing well to an injection well for secondary or enhanced recovery projects. These extensive workover operations normally are carried out with a well-servicing rig that includes additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of Nabors' larger well-servicing rigs are designed and can be equipped to handle the more complex workover operations. A workover may last anywhere from a few days to several weeks.

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

         D.       OIL AND GAS INVESTMENTS.

Through our Ramshorn investments subsidiary, Nabors makes selective investments in oil and gas exploration, development and production operations, most recently with El Paso Corporation. On October 8, 2003, we entered into two separate agreements with wholly-owned subsidiaries of El Paso Corporation under which a subsidiary of Nabors will contribute 20% of an estimated $400 million total cost to develop approximately 110 wells in exchange for a 20% net profits interest in such wells (cash proceeds available from production after royalties and operating costs have been paid). The wells included in these agreements include a combination of proved undeveloped, probable and possible reserves located primarily in South Texas, North Louisiana and Offshore Gulf of Mexico. In the event that cash proceeds totaling 117.5% of our total investment are received from the wells subject to the applicable agreement, our net profits interest in those wells will convert to an overriding royalty interest of 0.4% in the wells for the remainder of the wells' productive lives. Either party may terminate the agreements upon 30 days' notice. El Paso will serve as operator of all the wells covered in this development program.

On November 6, 2003, we entered into two additional agreements with El Paso to drill up to a total of 12 exploratory wells in South Texas and South Louisiana. Through these agreements and a subsequent election under one of the agreements, we have committed to contribute 25% of El Paso's share of the cost of drilling and completing eight of the wells; 25% of El Paso's share of the cost of drilling to casing point for three of the wells; and 20% of El Paso's share of the cost of drilling to casing point for one of the wells. We are also committed to contribute 12.5% of El Paso's share of any other costs of the exploratory wells and of all costs of any development wells in which we elect to participate on those prospects. In exchange, we receive a 12.5% interest in El Paso's share in the prospect leases where the exploratory wells are drilled, subject to certain penalty deductions in the event we elect to participate in less than all development wells drilled. As of December 31, 2003, three wells had commenced drilling under these agreements with one being declared a dry hole, which resulted in a charge to direct costs of $1.4 million recorded during the fourth quarter of 2003. The other two wells are in various stages of completion, and an independent third party has concluded that those wells are capable of production in paying quantities.

         E.      OTHER SERVICES.

Through various subsidiaries and joint ventures, Nabors provides additional well-site services that comprise our Other Operating Segment. These services can be packaged with our contract drilling services or provided on a stand-alone basis to operators or other contractors. They include top drive sales and rentals, mudlogging services, rig instrumentation equipment rentals and sales, rig reporting software, construction and maintenance services and transportation services. Sales by these ancillary service providers to other Nabors companies reduce our costs for similar third-party products and services. These units also generate revenues through sales to third parties. The following is a summary of our Other Services:

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

o Mudlogging, Rig Instrumentation and Software. Our EPOCH well services subsidiary offers rig instrumentation equipment, including sensors, proprietary RIGWATCH(TM) software and computerized equipment that monitors the real-time performance of a rig. In addition, EPOCH specializes in daily reporting software for drilling operations, making this data available through the internet via mywells.com. EPOCH also provides mudlogging services. Mudlogging involves the analysis of exhausted drill cuttings to discern certain information about the presence of hydrocarbons, rates of penetration and the nature of the formation. Our Ryan Energy Technologies subsidiary manufactures and sells directional drilling and rig instrumentation and data collection services to oil and gas exploration and service companies in Canada and provides directional drilling services in the United States.

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

o Offshore Support Services. We time charter a fleet of offshore support vessels which provide marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities and operations.

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

         F.       OUR EMPLOYEES.

As of December 31, 2003, Nabors employed approximately 17,417 persons, of whom approximately 2,046 were employed by unconsolidated affiliates. We believe our relationship with our employees generally is good.

On October 18, 2000, the National Labor Relations Board confirmed the selection of a collective bargaining representative at our Alaska drilling subsidiary. The unit covers most non-supervisory drilling and related field personnel working on or about our rigs within the State of Alaska. Negotiations with the union commenced during 2000; an agreement was reached with representatives of the union in December 2002; was submitted to the union membership for ratification; and was rejected by the membership in the first quarter 2003. We anticipate that the continuation of a collective bargaining unit at our Alaska drilling subsidiary will not have any material adverse impact on the operations of that entity or Nabors as a whole. During the first quarter 2003 the National Labor Relations Board commenced a suit asserting that our subsidiary committed an unfair labor practice in failing to adequately bargain with the collective bargaining representative in connection with a change in Nabors' medical insurance program. The administrative law judge who heard the case ruled in Nabors' favor and the matter was appealed to an appeals panel of the National Labor Relations Board, where it is currently pending. On February 10, 2004, the Alaska State District Council of Laborers filed a charge with the National Labor Relations Board alleging that our subsidiary committed an unfair labor practice by threatening certain employees for the purpose of inducing them to alter a Pro-Active Safety Report. In both of these matters, Nabors denies the allegations, believes that it has meritorious defenses and further believes that the outcome of the disputes will not have a material adverse effect on our financial position, results of operations or cash flows.

Certain rig employees in Argentina and Australia are represented by collective bargaining units.

         G.       SEASONALITY.

Our Canadian and Alaskan drilling and workover operations are subject to seasonal variations as a result of weather conditions and generally experience reduced levels of activity and financial results during the second calendar quarter of each year. Seasonality does not have a material impact on the remaining portions of our business. As our Canadian operations become a more significant portion of our overall business, our overall financial results should reflect the seasonal variations experienced in our Canadian and Alaskan operations.

         H.       RESEARCH AND DEVELOPMENT.

Research and development does not constitute a material part of our overall business. However, technology is of growing importance to our business and management expects to maintain its competitive position technologically with the internal development of technology or through strategic acquisitions.

Nabors' engineers obtained one new patent during early 2004 and have patent applications pending for new technology associated with drilling activities. Our patents generally cover designs for various types of oilfield equipment and methods for conducting certain oilfield activities. We use some of these designs and methods in the conduct of our business. The patents expire at various times through the year 2021. We also have several trademarks and service marks that we use in various aspects of our business. These include Sundowner(R), MASE(R) TRU VU(R) and RIGWATCH TM. While management believes Nabors' patent and trademark rights are valuable, their expiration or loss would not have a material adverse effect on our financial position or results of operations. The costs associated with our research and development are not material to Nabors.


III.     CUSTOMERS; MARKETS; INDUSTRY CONDITIONS AND TRENDS.

Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No customer accounted for in excess of 10% of consolidated revenues in 2003 or in 2002.

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, workover and well-servicing operations, on land and offshore. Our operating segments engaged in marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in a category labeled Other Operating Segments for segment reporting purposes. Our limited oil and gas exploration, development and production operations are included in a category labeled Oil and Gas for segment reporting purposes.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 17 of the Notes to Consolidated Financial Statements on pages 100 through 102 of our 2003 Annual Report and is incorporated into this document by reference.

         A.       CONTRACT DRILLING.

                  1. ALASKA AND U.S. LOWER 48 LAND DRILLING. In Alaska, we market 15 arctic land drilling, workover and well-servicing rigs on the North Slope, and 3 land rigs and one platform rig in the Cook Inlet area of South Central Alaska. Sixteen of these rigs are SCR rigs, and twelve are equipped with top drive units. Fifteen are capable of performing drilling or workover operations to depths of 15,000 feet or deeper.

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

We currently market approximately 280 drilling rigs in the U.S. Lower 48 market. Approximately 150 of our land drilling rigs in the U.S. Lower 48 states are diesel electric rigs controlled by a computerized SCR system. Approximately 200 are capable of drilling to 15,000 feet or deeper. In addition, we own 57 portable top drives for use on our rigs, depending on customer requirements.

Nabors had approximately 102 land drilling rigs and 244 workover/well-servicing rigs stacked in the U.S. Lower 48 states at December 31, 2003.

                  2. U.S. LAND WELL-SERVICING. Our domestic land well-servicing, workover and production services operation has locations in many of the major oil and natural gas producing fields in the U.S. Lower 48 states. This operation currently provides services in eight states and is divided into six separate geographic districts: California, West Texas, East Texas, South Texas, Oklahoma, and the Rocky Mountains. We actively market approximately 500 well-servicing rigs in Texas, California, Oklahoma, New Mexico, North Dakota, Montana, Utah and Louisiana.

                  3. U.S. OFFSHORE. Nabors currently performs domestic offshore drilling and offshore workover and well-servicing through its subsidiaries. The domestic offshore subsidiaries currently operate a fleet of 40 rigs, including 29 platform rigs (seven Sundowner(R) rigs, three 700 hp or below rigs, three Super Sundowner(R) rigs, three concentric tubing rigs, three greater than 750 hp rigs, six self-elevating drilling rigs and four API-style platform drilling rigs), eight jack-up workover rigs and three inland barge rigs. Ten of our platform rigs are capable of operating at well depths of 20,000 feet. Over half of our platform rigs are specifically designed for workover drilling.

Most of our domestic offshore fleet operates in the U.S. Gulf of Mexico. The remaining rigs are platforms operating offshore of California and Alaska.

                  4. CANADA. We have a fleet of 81 drilling rigs in Canada. Twenty-seven rigs in the fleet are diesel electric SCR rigs, two are A/C electric powered, 22 are equipped with top drives and 16 are capable of drilling to 15,000 feet or deeper. Nabors also has a fleet of approximately 211 land well servicing / workover rigs in Canada. Many of the rigs in our Canadian fleet are capable of working under arctic and sub-arctic conditions.

                  5. INTERNATIONAL. We conduct our international operations primarily through Nabors Drilling International Limited and its subsidiaries. Internationally, we provide drilling, workover and well-servicing services, both onshore and offshore, with specialized rigs designed and built to meet various types of operating conditions. The International land group actively markets approximately 53 land drilling rigs, 38 workover rigs and 2 well-servicing rigs. Of these, over 39 are SCR rigs, 28 are equipped with top drives and 31 are capable of drilling to depths of 15,000 feet or deeper. We operate 17 of these rigs through a joint venture in Saudi Arabia (6 drilling and 11 workover/well-servicing rigs).

The International offshore group markets eight 1000 hp platform rigs, two 600 hp platform rigs, three 2000 hp platform rigs and eight jack-up rigs. Five of the 1000 hp rigs and all the 2000 hp rigs are equipped with top drive units. We currently operate one jack-up in Trinidad; one jack-up rig in Brazil; one 1000 hp platform rig in Australia; one 1000 hp platform rig in Congo; one 1000 hp platform in Italy; three 1000 hp platform rigs, two 2000 hp platform rigs and one jack-up rig in Mexico; one 1000 hp platform rig in Malaysia; one 2000 hp rig in Indonesia; one 500 hp rig in India; and four jack-up rigs in the Middle East (one of which is owned by our Saudi joint venture).

Additional information regarding our rig fleet can be found on pages 35 through 37 of the 2003 Annual Report.

         B.       OIL AND GAS SEGMENT.

As noted above under Description of Business - Oil and Gas Investments, we make selective investments in oil and gas exploration, development and production operations through our Ramshorn subsidiary. Although investment in oil and gas exploration, development and production activities have not been and are not expected to become a significant part of our business, our agreements with El Paso Corporation entered into in 2003 expanded our operations in this area.

Additional information regarding our Oil and Gas Segment can be found on pages 100 through 102 of the 2003 Annual Report.

         C.       OTHER OPERATING SEGMENTS.

We manufacture top drives at our Magnolia, Texas facility. We market our top drives throughout the United States and Canada, and to various international markets, to customers serving the oil and gas industry. In both 2003 and 2002, 31% of our top drive sales were made to other Nabors companies. We also rent top drives and provide top drive installation, repair and maintenance services to our customers.

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

We time charter a fleet of 30 offshore support vessels and one crew boat, which operate primarily in the Gulf of Mexico, and provide marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. The supply vessels are used as freight-carrying vessels for drill pipe, tubing, casing, drilling mud and other equipment to drilling rigs and production platforms.

Nabors' domestic onshore well-servicing and workover operation also provides production services consisting chiefly of fluid hauling and fluid storage tank rental. The production services assets, located primarily in Texas, consist of over 300 fluid hauling trucks and ten salt water disposal wells, which are utilized for the transportation and disposal of drilling and used completion fluids and salt water produced from operating wells, and approximately 800 fluid storage tanks, which are utilized for the storage of fluids used in the fracturing of producing zones during the completion or workover of wells.

         D.       INDUSTRY CONDITIONS.

To a large degree, Nabors' businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of natural gas or oil could have a material impact on exploration, development and production activities by our customers and could also affect materially our financial position, results of operations and cash flows. See "Part I - Item 1 - Risk Factors - Fluctuations in oil and gas prices could adversely affect drilling activity and Nabors' revenues, cash flows and profitability."

Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $5.49 per million cubic feet (mcf) during 2003, up from a $3.37 per mcf average during 2002. West Texas intermediate spot oil prices (per Bloomberg) averaged $31.06 per barrel during 2003, up from a $26.17 per barrel average during 2002.

The contract drilling, workover and well-servicing industry has been cyclical historically, with significant volatility in profitability and rig values. This industry cyclicality has been due to changes in the level of domestic oil and gas exploration and development activity and the available supply of drilling rigs. From 1982 until 1996, the contract drilling business was severely impacted by the decline and continued instability in the prices of oil and natural gas following a period of significant increase in new drilling rig capacity. Rising prices in 1997 gave way to a steep decline that continued through 1998 and most of 1999. The market again improved substantially in 2000 and the first half of 2001, but experienced a rapid contraction in late 2001 and early 2002 illustrating the dependence of the industry on natural gas and oil prices. The industry has improved again since mid-2002 to the point where, by the end of 2003, it was operating at a rate that approximated 2001 activity, although pricing was lower because of additional capacity added within the industry since 2001.

Our operating results for 2004 are expected to increase from levels realized during 2003 given our current expectations of commodity prices and the related impact on drilling and well-servicing activity during 2004. The expected increase in drilling activity is expected to have the largest impact on our Canadian and U.S. Lower 48 Land Drilling operations. We also expect an improvement in operating results for our U.S. Offshore (Gulf of Mexico) operations during 2004 primarily as a result of incremental revenues from three new platform rigs for deepwater development projects that we expect to commence operations during the first half of 2004, as well as a recovery in the level of overall activity in this market. We expect results from our International operations for 2004 to increase slightly as a result of a full year of operations for contracts in India and Indonesia, which began in the last half of 2003, and a full year of operations in Mexico where rigs commenced operations over the first three quarters of 2003. We also expect to see a number of rigs that had been operating under long-term contracts for our International operations that were unexpectedly idled in late 2003, return to work during 2004. Our U.S. Land Well-servicing operations are expected to maintain a steady to slightly upward trend for 2004 given our current expectations of commodity prices during 2004 as discussed above. We expect results from our operations in Alaska to be reduced overall during 2004 compared to 2003, as two of our rigs are nearing completion on contracts that have not yet been renewed or replaced.

         E.       COMPETITIVE CONDITIONS.

Our industry remains very competitive. The number of rigs continues to exceed demand in many of our markets, resulting in strong price competition. Many rigs can be readily moved from one region to another in response to changes in levels of activity, which may result in an oversupply of rigs in such areas. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. The land drilling, workover and well-servicing market is generally more competitive than the offshore market due to the larger number of rigs and market participants.

In all of our geographic market areas, we believe price and availability and condition of equipment are the most significant factors in determining which drilling contractor is awarded a job. Other factors include the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services. In international markets, experience in operating in certain environments and customer alliances also have been factors in the selection of Nabors.

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

Our other operating segments represent a relatively smaller part of our business, and we have numerous competitors in each area in which we operate who may have greater resources and may be better positioned than Nabors. Our Canrig subsidiary is one of the six major manufacturers of top drives. Its largest competitors are Varco, Tesco and

National Oilwell. EPOCH's largest competitor in the manufacture of rig instrumentation systems is Varco's Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. EPOCH competes for mudlogging customers with Sperry Sun and Baker Hughes in the Gulf Coast region, California and Alaska. In the U.S. Lower 48 states, there are hundreds of rig transportation companies, and there are at least three or four that compete with Peak USA in each of its operating regions. In Alaska, Peak Oilfield Services principally competes with Alaska Petroleum Contractors for road, pad and pipeline maintenance, and is one of many drill site and road construction companies, the largest of which is VECO Corporation.

IV.      RECENT DEVELOPMENTS.

         A.       OPERATING RESULTS.

Operating revenues and Earnings from unconsolidated affiliates for 2003 totaled $1.9 billion, representing an increase of $409.0 million, or 28%, compared to 2002. Net income for 2003 totaled $192.2 million ($1.25 per diluted share), representing an increase of 58% compared to 2002.

The increase in our Operating revenues and Earnings from unconsolidated affiliates during 2003 primarily resulted from higher revenues realized by our Canadian, U.S. Lower 48 Land Drilling and International operations. The improved revenues from our Canadian operations resulted from an increase in the level of activity for our land drilling and well-servicing operations driven by increased demand for our services in that market during 2003 and our acquisition of Enserco Energy Service Company Inc. in April 2002. The Enserco acquisition increased the number of drilling rigs owned and operated by Nabors in Canada by 30 drilling rigs while also adding over 200 well-servicing rigs. The improved revenues for our U.S. Lower 48 Land Drilling operations resulted from higher activity levels driven by a gradual increase in demand for drilling services in that market during 2003. The overall increase in demand in these markets was driven by higher average price levels for natural gas in 2003 compared to 2002. International revenues improved primarily as a result of six new long-term contracts for our operation in Mexico.

The increase in net income during 2003 primarily resulted from the increase in revenues discussed above and a lower effective tax rate. However, the overall increase in net income for 2003 was partially offset by lower average dayrates in our U.S. Lower 48 Land Drilling operations during 2003 and lower margins realized by certain of our Other Operating Segments. The decrease in average dayrates for our U.S. Lower 48 Land Drilling operations resulted from dayrates declining during 2002 and remaining flat until the latter part of 2003, when dayrates began to rise. The decline in dayrates during 2002 resulted from the weakness in this market over the period beginning in the third quarter of 2001 and extending through the end of 2002.

Additional information regarding our financial condition and results can be found on pages 49 through 56 of the Nabors Industries Ltd. 2003 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

         B.       DEBT OFFERING AND DEBT REDEMPTIONS.

On June 10, 2003, Nabors Delaware, our wholly-owned subsidiary, completed a private placement of $700 million aggregate principal amount of zero coupon senior exchangeable notes due 2023 that are fully and unconditionally guaranteed by us. The notes were reoffered by the initial purchaser of the notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended, and outside the United States in accordance with Regulation S under the Securities Act. The notes do not bear interest, do not accrete and have a zero yield to maturity, unless Nabors Delaware becomes obligated to pay contingent interest as defined in the note indenture.

The notes are exchangeable at the option of the holders into 14.2653 common shares of Nabors per $1,000 principal amount of notes (subject to adjustment for certain events) if certain conditions are satisfied (including certain conditions relating to the price per share of Nabors common shares). A more complete description of the terms of the notes can be found in Note 8 of the Notes to Consolidated Financial Statements on pages 87 through 90 of our Annual Report and is incorporated into this document by reference.

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

         C.       OIL AND GAS INVESTMENTS.

On October 8, 2003, we entered into two separate agreements with wholly-owned subsidiaries of El Paso Corporation under which a subsidiary of Nabors will contribute 20% of an estimated $400 million total cost to develop approximately 110 wells in exchange for a 20% net profits interest in such wells (cash proceeds available from production after royalties and operating costs have been paid). The wells included in these agreements include a combination of proved undeveloped, probable and possible reserves located primarily in South Texas, North Louisiana and Offshore Gulf of Mexico. In the event that cash proceeds totaling 117.5% of our total investment are received from the wells subject to the applicable agreement, our net profits interest in those wells will convert to an overriding royalty interest of 0.4% in the wells for the remainder of the wells' productive lives. Either party may terminate the agreements upon 30 days' notice. El Paso will serve as operator of all the wells covered in this development program.

On November 6, 2003, we entered into two additional agreements with El Paso to drill up to a total of 12 exploratory wells in South Texas and South Louisiana. Through these agreements and a subsequent election under one of the agreements, we have committed to contribute 25% of El Paso's share of the cost of drilling and completing eight of the wells; 25% of El Paso's share of the cost of drilling to casing point for three of the wells; and 20% of El Paso's share of the cost of drilling to casing point for one of the wells. We are also committed to contribute 12.5% of El Paso's share of any other costs of the exploratory wells and of all costs of any development wells in which we elect to participate on those prospects. In exchange, we receive a 12.5% interest in El Paso's share in the prospect leases where the exploratory wells are drilled subject to certain penalty deductions in the event we elect to participate in less than all development wells drilled. As of December 31, 2003, three wells had commenced drilling under these agreements with one being declared a dry hole, which resulted in a charge to direct costs of $1.4 million recorded during the fourth quarter of 2003. The other two wells are in various stages of completion, and an independent third party has concluded that those wells are capable of producing in paying quantities.

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

     o    Build cost effectively a base of premium assets.

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

Our business strategy is designed to allow us to grow and remain profitable in any market environment. The major developments in our business in the past year illustrate our implementation of this strategy and its continuing success. Following is a discussion of recent events evidencing several of these strategies.

MAINTAINING A CONSERVATIVE AND FLEXIBLE BALANCE SHEET - During 2003 we completed a private placement of $700 million aggregate principal amount of zero coupon exchangeable notes due 2023 through a wholly owned subsidiary. We also redeemed the remaining principal amount of our $825 million zero coupon convertible senior debentures due 2020 (reducing our average diluted share count by approximately eight million shares) and redeemed our 8.625% senior subordinated notes due April 2008. (See discussion above under Recent Developments.) Our 6.8% Senior Notes are due in April 2004 and their maturity will further reduce our average cost of capital.

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

During 2002 and 2003 Nabors' international drilling subsidiary completed a three-year development of an ISO 9000 compatible Rig Management Systems quality program. Nabors' offshore operations have adopted the same program. Nabors increased pre-employment and on-the-job training initiatives during 2003 in connection with increased activity levels and to emphasize its commitment to safe operations. Although it is impossible to predict what incident rates will be in the future, improvement in our safety procedures is an important part of Nabors' business strategy.

                   OSHA Recordable    Incident Rates*
                   ---------------    ---------------
                        1997               7.80
                        1998               5.50
                        1999               3.43
                        2000               3.65
                        2001               2.99
                        2002               2.43
                        2003               2.76

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

Our operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from heavy weather or sea conditions and unsound ocean bottom conditions. In addition, our international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive. This is particularly of concern in the wake of the September 11, 2001 terrorist attacks, which adversely affected an already tightening insurance market. It is likely that we will face continued upward pressure in our upcoming insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of an insurance coverage deductible. We expect that we may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize the effect of insurance premium increases.

THE PROFITABILITY OF OUR INTERNATIONAL OPERATIONS COULD BE ADVERSELY AFFECTED BY WAR, CIVIL DISTURBANCE OR POLITICAL OR ECONOMIC TURMOIL

We derive a significant portion of our business from international markets, including major operations in Canada, the Middle East, the Far East and South and Central America. These operations are subject to various risks, including the risk of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. In the international markets in which we operate, we are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

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

Laws protecting the environment generally have become more stringent than in the past and are expected to continue to become more so. Violation of environmental laws and regulations can lead to the imposition of administrative, civil or criminal penalties, remedial obligations; and in some cases injunctive relief. Such violations could also result in liabilities for personal injuries, property damage, and other costs and claims.

Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, and related state laws and regulations, liability can be imposed jointly on the entire group of responsible parties or separately on any one of the responsible parties, without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. We have been notified of our possible responsibility with respect to the cleanup of a federal national priority list site and a state abandoned site, which were formerly operated by parties unrelated to us as oilfield waste disposal facilities. In addition, we have been named as a potentially responsible party with respect to the cleanup of three other sites, which were formerly operated by various parties unrelated to us. We believe that our cost to clean up each of these sites will be less than $100,000. Although at this time information regarding our possible responsibility with respect to cleanup of the federal national priority list site and the state abandoned site has not been fully developed and it is not feasible to predict such outcome with certainty, we are of the opinion that the ultimate resolution of these matters should not have a material adverse effect on our financial position, results of operations or cash flows.

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

PROPOSED COAST GUARD REGULATIONS AND ACTIONS COULD CURTAIL OUR ABILITY TO TIME CHARTER VESSELS IN U.S. COASTWISE TRADE.

Our Sea Mar division time charters supply vessels to offshore operators in U.S. waters. On February 4, 2004, the United States Coast Guard took several actions which could adversely affect our ability to do so.

The vessels are owned by one of our financing company subsidiaries, but are operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. Our Sea Mar division time charters the vessels from this U.S. operating company in connection with our own offshore activities in the Gulf of Mexico and in support of other offshore operators.

On February 4, 2004, the United States Coast Guard adopted final regulations which could cause arrangements like that utilized by Sea Mar to no longer qualify vessels for employment in the U.S. coastwise trades. However, the final regulations contain grandfathering provisions which could permit us to continue coastwise marketing of the vessels until the present bareboat charters terminate. The original term of most of these bareboat charters ends in June 2007, but the charter provides for one or more renewal terms of three to five years. We believe the grandfathering provisions in these final regulations would apply to these renewal terms.

Also, on February 4, 2004, the United States Coast Guard proposed a rule which, if finally adopted, would end the grandfathering provision on February 4, 2007. In these same proposed regulations, the United States Coast Guard is proposing a rule under which time charters from a U.S. citizen bareboat charterer like the charter to Sea Mar would no longer be permitted. However, we believe that if this rule is adopted, the grandfathering provision would apply to the preexisting Sea Mar arrangement.

Additionally, on February 4, 2004, the United States Coast Guard notified us that it is considering an appeal of the United States Coast Guard's original issuance in June 2002 of the coastwise trade endorsements for the vessels bareboat chartered to the U.S. citizen qualified company. The coastwise trade endorsements on the documents of the vessels issued by the United States Coast Guard authorize the vessels to engage in the U.S. coastwise trade. If the appeal is decided against us, we could lose the ability to market the vessels for use in U.S. waters.

During 2003, net income for our Sea Mar division represented approximately 3.8% of our consolidated net income. We currently expect that this percentage will decrease to approximately 0.7% in 2004.

AS A HOLDING COMPANY, WE DEPEND ON OUR SUBSIDIARIES TO MEET OUR FINANCIAL OBLIGATIONS

We are a holding company with no significant assets other than the stock of our subsidiaries. In order to meet our financial needs, we rely exclusively on repayments of interest and principal on intercompany loans made by us to our operating subsidiaries and income from dividends and other cash flow from such subsidiaries. There can be no assurance that our operating subsidiaries will generate sufficient net income to pay upstream dividends or cash flow to make payments of interest and principal to us in respect of their intercompany loans. In addition, from time to time, our operating subsidiaries may enter into financing arrangements which may contractually restrict or prohibit such upstream payments to us. There may also be adverse tax consequences associated with making dividend payments upstream.

WE DO NOT PAY DIVIDENDS

We have not paid any cash dividends on our common shares since 1982. We do not anticipate that we will pay any cash dividends on our common shares in the foreseeable future.

BECAUSE OUR OPTION, WARRANT AND CONVERTIBLE SECURITIES HOLDERS HAVE A CONSIDERABLE NUMBER OF COMMON SHARES AVAILABLE FOR ISSUANCE AND RESALE, SIGNIFICANT ISSUANCES OR RESALES IN THE FUTURE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES

As of February 29, 2004, we had 400,000,000 authorized common shares, of which 148,047,219 shares were outstanding. In addition, 34,439,582 common shares were reserved for issuance pursuant to option and employee benefit plans, and 18,476,525 shares were reserved for issuance upon conversion or repurchase of outstanding zero coupon convertible debentures and zero coupon senior exchangeable notes. In addition, in connection with our Enserco and Ryan acquisitions, up to 372,108 of our common shares could be issuable on exchange of the shares of Nabors Exchangeco (Canada) Inc. We also may sell up to $700 million of securities of various types in connection with a shelf registration statement declared effective on January 16, 2003 by the Securities and Exchange Commission. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of warrants or options (and, where applicable, sales pursuant to Rule 144) or to the conversion into, or repurchase of debentures and notes using, common shares, would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

PROVISIONS OF OUR ORGANIZATIONAL DOCUMENTS MAY DETER A CHANGE OF CONTROL TRANSACTION AND DECREASE THE LIKELIHOOD OF A SHAREHOLDER RECEIVING A CHANGE OF CONTROL PREMIUM

Our board of directors is divided into three classes, with each class serving a staggered three-year term. In addition, our board of directors has the authority to issue a significant amount of common shares and up to 25,000,000 preferred shares and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without further vote or action by the holders of the common shares. Although we have no present plans to issue preferred shares, the classified board and our board's ability to issue additional preferred shares may discourage, delay or prevent changes in control of Nabors that is not supported by our board, thereby possibly preventing certain of our shareholders from realizing a possible premium on their shares.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING

We had approximately $2.3 billion in debt outstanding at December 31, 2003, resulting in a funded debt-to-capital ratio of 0.48:1 and a net funded debt-to-capital ratio of 0.23:1. The funded debt-to-capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) the current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity. The net funded debt-to-capital ratio nets cash and cash equivalents and marketable securities ($1.5 billion as of December 31, 2003) against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital.


VII.     ACQUISITIONS AND DIVESTITURES.

We have grown from a land drilling business centered in the U.S. Lower 48, Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors' worldwide fleet consists of almost 600 land drilling rigs, approximately 750 domestic and 211 international land workover and well-servicing rigs, 45 offshore platform rigs, 16 jack-ups, three barge rigs and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions, as summarized in the following chart:

DATE            ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                LOCATIONS
--------------  ---------------------------------  --------------------------------  --------------------------------
       3/1990   Loffland Brothers Company          63 land drilling rigs; yards;     North Sea, Middle East,
                                                   miscellaneous equipment and       Canada, U.S. Lower 48, Gulf of
                                                   inventory; financial assets       Mexico, Venezuela

      11/1990   Henley Drilling Co.                11 land drilling rigs             U.S. Lower 48, Yemen

       6/1993   Grace Drilling Co.                 110 land drilling rigs; yards;    U.S. Lower 48
                                                   miscellaneous equipment
                                                   and inventory

       4/1994   MND Drilling                       16 land drilling rigs             U.S. Lower 48

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

         1994   Various                            8 mobile, medium-depth land       U.S. Lower 48
                                                   drilling rigs

       1/1995   Delta Drilling Company             30 land drilling rigs (15 SCR,    Texas, Louisiana
                                                   15,000+ capable depth), yards
                                                   and office facilities

       4/1996   Exeter Drilling Company            49 shallow and medium-depth       United States (47),
                                                   land drilling rigs                International (2)

       4/1996   J.W. Gibson Well Servicing         78 workover and well-servicing    Rocky Mountains, Mid-continent
                Company(2)                         rigs (10 leased from third        Region
                                                   parties)

      11/1996   EPOCH Well Logging, Inc.           Mudlogging units                  Not applicable

      12/1996   Noble Drilling                     47 land drilling rigs (19         United States (38),
                Company                            operating and 28 stacked);        Canada (9)
                                                   yards; equipment and inventory

DATE            ACQUIRED OR SELLING ENTITY         ASSETS ACQUIRED(1)                LOCATIONS
--------------  ---------------------------------  --------------------------------  --------------------------------
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

      12/1997   C.A.P.E. International, Inc.       Rig reporting software            Not applicable

       5/1998   New Prospect Drilling Company      6 land drilling rigs              Arkansas, Oklahoma

       5/1998   Can-Tex Drilling & Exploration,    7 land drilling rigs              Alberta, Canada
                Ltd.

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

      3/18/02   Enserco Energy Service Inc.        30 drilling rigs, 209 workover    Canada
                                                   rigs

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


VIII.    ENVIRONMENTAL COMPLIANCE.

Nabors does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2004. Nabors has been a party to administrative and legal proceedings with governmental agencies that have arisen under statutory provisions regulating the discharge or potential discharge of material into the environment. Nabors believes it is in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to the business or financial condition of Nabors. For a more detailed description of the environmental laws and regulations applicable to Nabors operations, see above under Risk Factors -- Noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect Nabors' results of operations.


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


ITEM 2.  PROPERTIES

Information regarding Nabors' rig fleet can be found on pages 35 through 37 of our 2003 Annual Report and is incorporated into this document by reference.

Many of the international drilling rigs and certain of the Alaska rigs in our fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, we own various trucks, forklifts, cranes, earth moving and other construction and transportation equipment, which are used to support the drilling and logistics operations.

Nabors and its subsidiaries own or lease executive and administrative office space in St. Michael, Barbados (principal executive office); Houston, Texas; Anchorage, Alaska; Harvey, Houma, Iberia, and New Iberia, Louisiana; Bakersfield, California; Magnolia, Texas; Calgary and Nisku, Alberta, Canada; Sana'a, Yemen; Dubai, U.A.E.; Dhahran, Saudi Arabia; and Anaco, Venezuela. We also own or lease a number of facilities and storage yards used in support of operations in each of our geographic markets.

Nabors and its subsidiaries own certain mineral interests in connection with their investing and operating activities. Nabors does not consider these properties to be material to its overall operations.

Additional information about our properties can be found in Notes 2 and 5 (each, under the caption "Property, Plant and Equipment") and 13 (under the caption "Operating Leases") of the Notes to Consolidated Financial Statements on pages 76 through 77, 84 and 95 through 96, respectively, of our 2003 Annual Report and is incorporated into this document by reference. The revenues and property, plant and equipment by geographic area for the fiscal years ended December 31, 2001, 2002 and 2003, can be found in Note 17 of the Notes to Consolidated Financial Statements in the table on page 102 of our 2003 Annual Report, and are incorporated into this document by reference.

Nabors' management believes that our equipment and facilities are adequate to support our current level of operations as well as an expansion of drilling operations in those geographical areas where we may expand.

ITEM 3.  LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of their business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on our consolidated financial position, results of operation or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

I.       MARKET AND STOCK PRICES.

Our shares are traded on the American Stock Exchange under the symbol "NBR". At December 31, 2003, there were approximately 2,241 shareholders of record. Nabors does not pay dividends with respect to its common shares. (See discussion above under "Part I - Item 1 - BUSINESS - RISK FACTORS") The composite quarterly high, low and closing prices for our common shares for each fiscal quarter of 2003 and 2002 can be found under the caption "Corporate Information - Price of Common Shares" on page 108 of our 2003 Annual Report and are incorporated by reference into this document.

The Company maintains eleven different equity compensation plans: the 1993 Stock Option Plan for Non-Employee Directors, 1996 Executive Officers Incentive Stock Plan, 1996 Employee Stock Plan, 1996 Chairman's Executive Stock Plan, 1996 Executive Officers Stock Plan, 1997 Executive Officers Incentive Stock Plan, 1998 Employee Stock Plan, 1998 Chairman's Executive Stock Plan, 1999 Stock Option Plan for Non-Employee Directors, 1999 Pool Employee/Director Option Exchange Plan and 2003 Employee Stock Plan pursuant to which it may grant equity awards to eligible persons from certain plans. The terms of the Company's Equity Compensation Plans are described more fully below.

The following table gives information about these equity compensation plans as of December 31, 2003:

                                     (a)                           (b)                            (c)
                         --------------------------     -------------------------   -------------------------------
                                                                                     Number of securities remaining
                         Number of securities to be     Weighted-average exercise    available for future issuance
                           issued upon exercise of        price of outstanding      under equity compensation plans
                            outstanding options,         options, warrants and      (excluding securities reflected
    Plan category            warrants and rights                 rights                      in column (a))
----------------------   --------------------------     -------------------------   -------------------------------
Equity compensation
plans approved by
security holders                  9,410,328                     $32.6463                       5,474,469 (1)

Equity compensation
plans not approved by
security holders (2)             15,543,421                     $27.2383                       2,716,613
                                 ----------                                                    ---------
Total                            24,953,749                                                    8,191,082

     1 The 1996 Employee Stock Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1996 Employee Stock Plan will increase by an amount equal to 1 1/2 % of the shares of common stock outstanding on December 31 of the immediately preceding fiscal year.

     2 The Company issued 153,519 stock options under the 1999 Pool Employee/Director Option Exchange Plan of Pool Energy Services Co. The remaining options are exercisable for 10,392 common shares of the Company (after giving effect to the exchange ratio provided in the Pool acquisition agreement). The options have a weighted-average exercise price of $17.3823 per share. No further awards will be made under the 1999 Pool Employee/Director Option Exchange Plan.

Following is a brief summary of the material terms of the plans that have not been approved by our shareholders.

1996 EXECUTIVE OFFICERS INCENTIVE STOCK PLAN

In October 1996 the Board adopted the 1996 Executive Officers Incentive Stock Plan which has not been approved by shareholders.

The 1996 Executive Officers Incentive Stock Plan reserves for issuance up to 3,600,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total number of common shares authorized to be issued under the plan. Options granted under the plan are nonstatutory options not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended
(NSOs).

The exercise price of options granted under the plan are set by the committee, but shall be no less than 100% of the fair market value per common share on the date of the grant of the option. The term of the NSO may not exceed ten years. Unless otherwise determined by the committee in its discretion, an option may not be exercised after the optionee has ceased to be in the employ of the Company.

1996 CHAIRMAN'S EXECUTIVE STOCK PLAN

In December 1996 the Board adopted the 1996 Chairman's Executive Stock Plan which has not been approved by shareholders.

The 1996 Chairman's Executive Stock Plan reserves for issuance up to 850,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. Options may be granted under the plan to the Chairman of the Board of the Company. Options granted under the plan are NSOs.

The exercise price of options granted under the plan are set by the committee, but shall be no less than 100% of the fair market value per common share on the date of the grant of the option. The term of the NSO may not exceed ten years.

In the event of a termination of employment for any reason, except by the Company for cause or by voluntary resignation by optionee, all unvested options shall be immediately exercisable as of the date of his termination of his employment.

1996 EXECUTIVE OFFICERS STOCK PLAN

In August 1997 the Board adopted the 1996 Executive Officers Stock Plan, which has not been approved by shareholders.

The 1996 Executive Officers Stock Plan reserves for issuance up to 860,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total number of common shares authorized to be issued under the Plan. Options granted under the plan are NSOs.

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

1997 EXECUTIVE OFFICERS INCENTIVE STOCK PLAN

In August 1997 the Board adopted the 1997 Executive Officers Incentive Stock Plan, which has not been approved by shareholders.

The 1997 Executive Officers Incentive Stock Plan reserves for issuance up to 2,450,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total number of common shares authorized to be issued under the plan. Options granted under the plan are NSOs.

The exercise price of options granted under the plan shall be set by the committee, but shall be no less than 100% of the fair market value per common share on the date of the grant of the option. The term of the NSO may not exceed ten years.

Unless otherwise determined by the committee in its discretion, an option may not be exercised after the optionee has ceased to be in the employ of the Company.

1998 EMPLOYEE STOCK PLAN

In March 1998 the Board adopted the 1998 Employee Stock Plan, which has not been approved by shareholders. Amendments were approved by the Company's Board of Directors on December 11, 1998.

The 1998 Employee Stock Plan reserves for issuance up to 17,500,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. The persons who shall be eligible to participate in the plan are employees and consultants of the company. Options granted to employees may either be awards of stock, non-qualified stock options (NQSOs), incentive stock options (ISOs) or stock appreciation rights (SARs).

The exercise price of NQSOs shall be no less than 100% of the fair market value per share of common stock on the date of the grant of the option. As determined by the committee, on the date of the grant, an optionee may reduce the option exercise price by paying the Company in cash, shares, options, or the equivalent, an amount equal to the difference between the exercise price and the reduced exercise price of the option. The committee may specify a period for exercise of an option which period shall be in no event more than ten years from the date of grant. The committee shall establish performance goals for stock awards in writing not later than the date required for compliance under IRC
Section 162(m) and the vesting of such stock shall be contingent upon the attainment of such performance goals. Stock awards shall vest over a period determined by the Committee, which period shall expire no later than January 18, 2006. The committee may grant ISOs of not less than 100% of the fair market value per common share on the date of grant; except that in the event the optionee owns on the date of grant, securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any subsidiary of the Company, the price per share shall not be less than 110% of the fair market value per common share on the date of the grant and such option shall expire five years from the date such option is granted. SARs may be granted in conjunction with all or part of any option granted under the plan, in which case the exercise of the SAR shall require the cancellation of a corresponding portion of the option and the exercise of the option will result in cancellation of a corresponding portion of the SAR. In the case of a NQSO, such rights may be granted either at or after the time of grant of such option. In the case of an ISO, such rights may be granted only at the time of grant of such option. A SAR may also be granted on a stand alone basis. The term of an SAR shall be established by the committee. The exercise price of a SAR shall in no event be less than 100% of the fair market value per common share on the date of grant.

Unless otherwise determined by the committee, an option may not be exercised after the optionee has ceased to be in the employ of the Company. The committee shall have the authority to make provisions in its award and grant agreements to address vesting and other issues arising in connection with a change of control.

1998 CHAIRMAN'S EXECUTIVE STOCK PLAN

In March 1998 the Board adopted the 1998 Chairman's Executive Stock Plan, which has not been approved by shareholders.

The 1998 Chairman's Executive Stock Plan reserves for issuance up to 764,924 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by an independent committee appointed by the Company's Board of Directors. Options may be granted under the plan to the Chairman of the Board of the Company. Options granted under the plan are NSOs.

The exercise price of options granted under the plan shall be set by the committee, but shall be no less than 100% of the fair market value per common share on the date of the grant of the option. The term of the NSO may not exceed ten years.

In the event of a termination of employment for any reason, except by the Company for cause or by voluntary resignation by optionee, all unvested options shall be immediately exercisable as of the date of his termination of his employment.

1999 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

In December 1998 the Executive Committee of the Board adopted the 1999 Stock Option Plan for Non-Employee Directors, which has not been approved by shareholders.

The 1999 Stock Option Plan for Non-Employee Directors reserves for issuance up to 1,500,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by the Company's Board of Directors, provided that the Board may appoint a committee to administer the plan. In no event shall an eligible director consider or vote on the administration of this plan or serve as a member of the committee. Options may be granted under the plan to non-employee directors of the Company. Options granted under the plan are NSOs.

The exercise price of options granted under the plan shall not be less than 100% of the fair market value per common share on the date of grant. The term of the NSO may not exceed ten years.

Options shall vest and become non-forfeitable on the first year anniversary of the day on which such option was granted, if the optionee has continued to serve as a director until that day, unless otherwise provided. In the event of termination of an optionee's service as a director by reason of voluntary retirement, declining to stand for re-election or becoming a full time employee of the Company or a subsidiary of the Company, all unvested options granted pursuant to this Plan shall automatically expire and shall not be exercisable and all options unexercised shall continue to be exercisable until the stated expiration date of such options. In the event of death or disablement of an optionee while the optionee is a director, the then-outstanding options of such optionee shall be exercisable for two years from the date of the death or disablement of the optionee or by his/her successors in interest. All unvested options shall automatically vest and become non-forfeitable as of the date of death or disablement and shall be exercisable for two years from the date of the death of the optionee or until the stated grant expiration date, whichever is earlier, by the optionee or by his/her successors in interest. In the event of the termination of an optionee's service as a director by the Board of Directors for cause or the failure of such director to be re-elected, the administrator of the plan in its sole discretion can cancel the then-outstanding options of such optionee, including those options which have vested and such options shall automatically expire and become non-exercisable on the effective date of such termination.

1999 POOL EMPLOYEE/DIRECTOR OPTION EXCHANGE PLAN

In November 1999 the Board adopted the 1999 Pool Employee/Director Option Exchange Plan, which has not been approved by shareholders.

The 1999 Pool Employee/Director Option Exchange Plan reserves for issuance up to 1,466,010 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by a committee appointed by the Board of Directors of the Company. Options may be granted under the plan to former employees and non-employee directors of Pool Energy Services Co. or its subsidiaries who held options to purchase shares of Pool common stock pursuant to certain stock option plans of Pool. Options granted under the plan are NSOs.

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

II.      DIVIDEND POLICY.

Nabors has not declared or paid any cash dividends on its common stock since 1982. We do not intend to pay any cash dividends on our common shares for the foreseeable future.

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

ITEM 6.  SELECTED FINANCIAL DATA

The information called for by this item can be found under the caption "Selected Financial Data" on pages 46 and 47 of our 2003 Annual Report and is incorporated into this document by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 48 through 67 of our 2003 Annual Report and is incorporated into this document by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item can be found under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" on pages 65 through 67 of our 2003 Annual Report and is incorporated into this document by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP, appear on pages 69 through 107 of our 2003 Annual Report and are incorporated herein by reference. With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, and 8 of this document, our 2003 Annual Report is not deemed to be filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Exchange Act) under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as of the end of this period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information relating to Nabors and its consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item will be contained in the Nabors Industries Ltd. definitive proxy statement to be distributed in connection with its 2004 annual meeting of shareholders under the captions "Election of Directors" and "Other Executive Officers" and is incorporated into this document by reference.

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

To our knowledge, based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during 2003 and Form 5 and amendments thereto furnished to us with respect to the year 2003, and written representations that no other reports were required, all Section 16(a) filings required to be made by Nabors' officers, directors and greater than 10% beneficial owners with respect to the fiscal year 2003 were timely filed, except that Mr. Martin Whitman filed one Form 4 late with respect to a single purchase transaction that occurred in September 2003.

ITEM 11. EXECUTIVE COMPENSATION

Except as specified in the following sentence, the information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our 2004 annual meeting of shareholders under the caption "Management Compensation" and is incorporated into this document by reference. Information in Nabors' 2004 proxy statement not deemed to be "soliciting material" or "filed" with the Commission under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item will be contained in Nabors' 2004 proxy statement under the caption "Share Ownership of Management and Principal Shareholders" and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item will be contained in Nabors' 2004 proxy statement under the captions "Certain Relationships" and "Compensation Committee Interlocks and Insider Participation" and is incorporated into this document by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item will be contained in Nabors' 2004 Proxy Statement under the caption "Principal Accountant Fees and Services" and is incorporated into this document by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) The consolidated financial statements of Nabors Industries Ltd. and subsidiaries, and notes thereto, are incorporated herein by reference from our 2003 Annual Report commencing from the respective page numbers indicated:

                                                                                                      Page No.
                                                                                                      --------
                  Report of Independent Auditors........................................................  68
                  Consolidated Balance Sheets...........................................................  69
                  Consolidated Statements of Income.....................................................  70
                  Consolidated Statements of Cash Flows.................................................  71
                  Consolidated Statements of Changes in Stockholders' Equity............................  72
                  Notes to Consolidated Financial Statements............................................  75

         (2)      Financial Statement Schedules

                                                                                                      Page No.
                                                                                                      --------

                  Report of Independent Auditors on Financial Statement Schedule........................ S-1
                  Schedule II - Valuation and Qualifying Accounts....................................... S-2

                  All other supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(b)      Reports on Form 8-K:

         The following Current Reports on Form 8-K were filed during the fourth quarter of 2003.

         o Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on October 29, 2003 with respect to our third quarter 2003 earnings release.

         o Report on Form 8-K filed with the Commission on October 10, 2003 with respect to our drilling venture with El Paso Corporation.

(c)      Exhibits

         Exhibit No.       Description
         -----------       -----------
         2.1               Agreement and Plan of Merger among Nabors Industries,
                           Inc., Nabors Acquisition Corp. VIII, Nabors
                           Industries Ltd. and Nabors US Holdings Inc.
                           (incorporated by reference to Annex I to the proxy
                           statement/prospectus included in Nabors Industries
                           Ltd.'s Registration Statement on Form S-4 (File No.
                           333-76198) filed with the Commission on May 10, 2002,
                           as amended).

         2.2 Amended and Restated Acquisition Agreement, dated as of March 18, 2002, by and between Nabors Industries,
                           Inc. and Enserco Energy Service Company Inc.
                           (incorporated by reference to Exhibit 2.1 to Nabors
                           Industries, Inc. Registration Statement on Form S-3
                           (File No. 333-85228)).

         2.3               Form of Plan of Arrangement Under Section 192 of the
                           Canada Business Corporations Act Involving and
                           Affecting Enserco Energy Service Company Inc. and its
                           Securityholders (included in Schedule B to Exhibit
                           2.2).

         2.4               Arrangement Agreement dated August 12, 2002 between
                           Nabors Industries Ltd. and Ryan Energy Technologies
                           Inc. (incorporated by reference to Exhibit 2.4 to Nabors Industries Ltd.'s Form 10-K for the year ended
                           December 31, 2002 (File No. 000-49887)).

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

         4.24              Indenture dated as of February 5, 2001 between Nabors
                           Industries, Inc. and Bank One, N.A., as trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.11 to Form 10-K, File No. 1-9245, filed with the
                           Commission on March 30, 2001).

         4.25              Form of Debenture (contained in Exhibit 4.24).

         4.26              First Supplemental Indenture, dated as of June 21,
                           2002 among Nabors Industries, Inc., as issuer, Nabors
                           Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due 2021
                           (incorporated by reference to Exhibit 4.5 to Nabors
                           Industries Ltd.'s Form 10-Q, File No. 000-49887, filed with the Commission on August 14, 2002).

         4.27              Registration Rights Agreement dated as of January 31,
                           2000 between Nabors Industries, Inc. and the initial purchaser of the Zero Coupon Convertible Senior
                           Debentures due 2021 (incorporated by reference to Exhibit 4.13 to Form 10-K, File No. 1-9245, filed with the Commission on March 30, 2001).

         4.28              Indenture, dated August 22, 2002, among Nabors
                           Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.'s Series A and Series B
                           5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.'s
                           Registration Statement on Form S-4 (Registration No.
                           333-10049201) filed with the Commission on October
                           11, 2002).

         4.29 Registration Rights Agreement, dated August 22, 2002, among Nabors Industries, Inc., Nabors Industries
                           Ltd., and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.'s
                           Registration Statement on Form S-4 (Registration No.
                           333-10049201) filed with the Commission on October
                           11, 2002).

         4.30              Form of 5.375% Senior Exchange Note due 2012
                           (included in Exhibit 4.29).

         4.31              Indenture, dated August 22, 2002, among Nabors
                           Holdings 1, ULC, as issuer, Nabors Industries, Inc.
                           and Nabors Industries Ltd., as guarantors, and Bank
                           One, N.A., with respect to Nabors Holdings 1, ULC's
                           Series A and Series B 4.875% Senior Notes due 2009
                           (incorporated by reference to Exhibit 4.1 to Nabors
                           Holdings 1, ULC's Registration Statement on Form S-4
                           (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

         4.32 Registration Rights Agreement, dated August 22, 2002, among Nabors Holdings 1, ULC, Nabors Industries,
                           Inc., Nabors Industries Ltd., and Lehman Brothers
                           Inc. (incorporated by reference to Exhibit 4.2 to Nabors Holdings 1, ULC's Registration Statement on
                           Form S-4 (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

         4.33              Form of 4.875% Senior Exchange Note due 2009
                           (included in Exhibit 4.32).

         4.34              Form of Provisions Attaching to the Exchangeable
                           Shares of Nabors Exchangeco (Canada) Inc.
                           (incorporated by reference to Exhibit 4.1 to Nabors
                           Industries, Inc.'s Registration Statement on Form S-3
                           (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

         4.35              Form of Support Agreement between Nabors Industries,
                           Inc., 3064297 Nova Scotia Company and Nabors
                           Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.'s
                           Registration Statement on Form S-3 (Registration No.
                           333-85228) filed with the Commission on March 29, 2002, as amended).

         4.36              Form of Acknowledgement of Novation to Nabors
                           Industries, Inc., Nabors Exchangeco (Canada) Inc.,
                           Computershare Trust Company of Canada and 3064297
                           Nova Scotia Company executed by Nabors Industries
                           Ltd. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.'s Post-Effective Amendment No.
                           1 to Registration Statement on Form S-3 (Registration
                           No. 333-85228-99) filed with the Commission on June
                           11, 2002).

         4.37              Indenture, dated as of June 10, 2003, between Nabors
                           Industries, Inc., Nabors Industries Ltd. and Bank
                           One, N.A. with respect to Nabors Industries, Inc.'s
                           Zero Coupon Senior Exchangeable Notes due 2023
                           (incorporated by reference to Exhibit 4.1 to Nabors
                           Delaware's and Nabors' Registration Statement on Form
                           S-3, (File No. 333-107806-01, filed with the
                           Commission of August 8, 2003)).

         4.38              Registration Rights Agreement, dated as of June 10,
                           2003, by and among Nabors Industries, Inc., Nabors
                           Industries Ltd. and Citigroup Global Markets Inc.
                           (incorporated by reference to Exhibit 4.2 to Nabors
                           Delaware's and Nabors' Registration Statement on Form
                           S-3, File No. 333-107806-01, filed with the
                           Commission on August 8, 2003).

         4.39              Form of Zero Coupon Senior Exchangeable Notes Due
                           2023 (included in Exhibit 4.38).

         10.1 (+) 1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.'s Registration Statement on
                           Form S-8, Registration No. 333-11313, filed September
                           3, 1996).

         10.2 (+)          1994 Executive Stock Option Agreement effective
                           December 28, 1994 between Nabors Industries, Inc. and
                           Eugene M. Isenberg (incorporated by reference to
                           Exhibit 10.4 to Nabors Industries Inc.'s Form 10-K,
                           File No. 1-9245, filed December 30, 1996).

         10.3 (+)          1994 Executive Stock Option Agreement effective
                           December 28, 1994 between Nabors Industries, Inc. and
                           Anthony G. Petrello (incorporated by reference to
                           Exhibit 10.5 to Nabors Industries Inc.'s Form 10-K,
                           File No. 1-9245, filed December 30, 1996).

         10.4 (+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M.
                           Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.'s Form 10-Q, File No.
                           1-9245, filed May 16, 1997).

         10.5 (+)          First Amendment to Amended and Restated Employment
                           Agreement between Nabors Industries, Inc., Nabors
                           Industries Ltd. and Eugene M. Isenberg dated as of
                           June 24, 2002 (incorporated by reference to Exhibit
                           10.1 to Nabors Industries Ltd.'s Form 10-Q, File No.
                           000-49887, filed August 14, 2002).

         10.6 (+)          Second Amendment to Employment Agreement between
                           Nabors Industries, Inc., Nabors Industries Ltd. and
                           Eugene M. Isenberg dated as of July 17, 2002
                           (incorporated by reference to Exhibit 10.1 to Nabors
                           Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

         10.7 (+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G.
                           Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.'s Form 10-Q, File No.
                           1-9245, filed May 16, 1997).

         10.8 (+)          First Amendment to Amended and Restated Employment
                           Agreement between Nabors Industries, Inc., Nabors
                           Industries Ltd. and Anthony G. Petrello dated as of
                           June 24, 2002 (incorporated by reference to Exhibit
                           10.2 to Nabors Industries Ltd.'s Form 10-Q, File No.
                           000-49887, filed August 14, 2002).

         10.9 (+)          Second Amendment to Employment Agreement between
                           Nabors Industries, Inc., Nabors Industries Ltd. and
                           Anthony G. Petrello dated as of July 17, 2002
                           (incorporated by reference to Exhibit 10.3 to Nabors
                           Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

         10.10 (+)         Waiver dated as of September 27, 2002 pursuant to
                           Section 9.[c] and Schedule 9.[c] of the Amended
                           Employment Agreement among Nabors Industries, Inc.,
                           Nabors Industries Ltd., and Anthony G. Petrello
                           (incorporated by reference to Exhibit 10.1 to Nabors
                           Industries Ltd.'s Form 10-Q, File No. 000-49887,
                           filed November 14, 2002).

         10.11 (+)         Nabors Industries, Inc. 1996 Chairman's Executive
                           Stock Plan (incorporated by reference to Exhibit
                           10.17 to Nabors Industries Inc.'s Form 10-K, File No.
                           1-9245, filed December 29, 1997).

         10.12 (+)         Nabors Industries, Inc. 1996 Executive Officers Stock
                           Plan (incorporated by reference to Exhibit 10.18 to
                           Nabors Industries Inc.'s Form 10-K, File No. 1-9245,
                           filed December 29, 1997).

         10.13 (+)         Nabors Industries, Inc. 1996 Executive Officers
                           Incentive Stock Plan (incorporated by reference to
                           Exhibit 10.9 to Nabors Industries Inc.'s Form 10-K,
                           File No. 1-9245, filed December 29, 1997).

         10.14 (+)         Nabors Industries, Inc. 1997 Executive Officers
                           Incentive Stock Plan (incorporated by reference to
                           Exhibit 10.20 to Nabors Industries Inc.'s Form 10-K,
                           File No. 1-9245, filed December 29, 1997).

         10.15 (+)         Nabors Industries, Inc. 1998 Employee Stock Plan
                           (incorporated by reference to Exhibit 10.19 to Nabors
                           Industries Inc.'s Form 10-K dated December 31, 1998,
                           File No. 1-9245, filed March 31, 1999).

         10.16 (+)         Nabors Industries, Inc. 1998 Chairman's Executive
                           Stock Plan (incorporated by reference to Exhibit
                           10.20 to Nabors Industries Inc.'s Form 10-K dated
                           December 31, 1998, File No. 1-9245, filed March 31,
                           1999).

         10.17 (+)         Nabors Industries, Inc. 1999 Stock Option Plan for
                           Non-Employee Directors (incorporated by reference to
                           Exhibit 10.21 to Nabors Industries Inc.'s Form 10-K
                           dated December 31, 1998, File No. 1-9245, filed March
                           31, 1999).

         10.18 (+)         Amendment to Nabors Industries, Inc. 1999 Stock
                           Option Plan for Non-Employee Directors (incorporated
                           by reference to Exhibit 10.19 to Nabors Industries
                           Inc.'s Form 10-K, File No. 1-09245, filed March 19,
                           2002).

         10.19 (+)         1999 Pool Employee/Director Option Exchange Plan
                           (incorporated by reference to Exhibit 10.20 to Nabors
                           Industries Inc.'s Form 10-K, File No. 1-09245, filed
                           March 19, 2002).

         10.20 Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.'s Form 10-K dated
                           December 31, 2002, File No. 000-49887, filed
                           March 31, 2003).

         10.21 (+)         Amended and Restated 1999 Stock Option Plan for
                           Non-Employee Directors (amended on May 2, 2003)
                           (incorporated by reference to Exhibit 10.29 to Nabors
                           Industries Ltd. 10-Q, File No. 000-49887, filed
                           May 12, 2003).

         10.22 (+)         2003 Employee Stock Option Plan (incorporated by
                           reference to Annex D of Nabors Notice of 2003 Annual
                           General Meeting of Shareholders and Proxy Statement,
                           File No. 000-49887, filed May 8, 2003).

         10.23             Purchase and Sale Agreement (Red River) by and among
                           El Paso Production Company and El Paso Production GOM
                           Inc., jointly and severally as Seller and Ramshorn
                           Investments, Inc., as Purchaser dated October 8,
                           2003.

         10.24             Purchase and Sale Agreement (USA) between El Paso
                           Production Oil & Gas USA, L.P., as Seller and
                           Ramshorn Investments, Inc., as Purchaser dated
                           October 8, 2003.

         10.25 Exploration Participation Agreement (South Texas) by and between El Paso Production Oil & Gas Company and
                           El Paso Production Oil & Gas USA, L.P., jointly and severally and Ramshorn Investments, Inc., dated
                           November 6, 2003.

         10.26 Exploration Participation Agreement (Catapult) by and between El Paso Production Company, and Ramshorn
                           Investments, Inc., dated November 6, 2003.

         12                Computation of Ratios.

         13(1)             2003 Annual Report of Nabors Industries Ltd.

         14                Code of Ethics (Code of Business Conduct).

         21                Significant Subsidiaries of Nabors Industries Ltd.

         23                Consent of Independent Accountants.

         31.1              Rule 13a-14(a)/15d-14(a) Certification, executed by
                           Eugene M. Isenberg, Chairman and Chief Executive
                           Officer of Nabors Industries Ltd.

         31.2              Rule 13a-14(a)/15d-14(a) Certification, executed by
                           Bruce P. Koch, Vice President and Chief Financial
                           Officer of Nabors Industries Ltd.

         32.1              Certifications required by Rule 13a-14(b) or Rule
                           15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive
                           Officer of Nabors Industries Ltd. and Bruce P. Koch,
                           Vice President and Chief Financial Officer of Nabors
                           Industries Ltd.

----------

(1) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 2003 Annual Report is not deemed to be filed as part of this report.

(+)      Management contract or compensatory plan or arrangement

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NABORS INDUSTRIES LTD.


                                                 By:  /s/ Eugene M. Isenberg
                                                      --------------------------
                                                      Eugene M. Isenberg
                                                      Chairman and Chief
                                                      Executive Officer


                                                 By:  /s/ Bruce P. Koch
                                                      --------------------------
                                                      Bruce P. Koch
                                                      Vice President and Chief
                                                      Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                                                 Date:  March 15, 2004

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

Signature                                                     Title                              Date
---------                                                     -----                              ----
/s/ Eugene M. Isenberg                               Chairman and                            March 15, 2004
------------------------------------                 Chief Executive Officer
Eugene M. Isenberg

/s/ Anthony G. Petrello                              Deputy Chairman, President and          March 15, 2004
------------------------------------                 Chief Operating Officer
Anthony G. Petrello

/s/ James L. Payne                                   Director                                March 15, 2004
------------------------------------
James L. Payne

/s/ Hans Schmidt                                     Director                                March 15, 2004
------------------------------------
Hans Schmidt

/s/ Myron M. Sheinfeld                               Director                                March 15, 2004
------------------------------------
Myron M. Sheinfeld

/s/ Jack Wexler                                      Director                                March 15, 2004
------------------------------------
Jack Wexler

/s/ Martin J. Whitman                                Director                                March 15, 2004
------------------------------------
Martin J. Whitman

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

CRUDE OIL: Unrefined petroleum.

DAYRATE: The daily rate paid by an operator to a drilling contractor under a daywork contract. (See also Footage and Turnkey Contract).

DAYWORK CONTRACT: A contract under which the drilling contractor is paid by the day or portion thereof.

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

DRY HOLE: An exploratory well that, although reaching target depths, does not result in the production of hydrocarbons.

ELECTRIC RIG (SCR): A drilling rig that uses diesel generators to supply power to separate electric motors to power each of the rig's components
(silicon-controlled rectifier).

EXPLORATORY WELL: A well drilled to either search for an undiscovered pool of hydrocarbons or to define the limits of the hydrocarbon-bearing formation.

FIELD: An area representing a group of producing oil and/or natural gas wells.

FOOTAGE CONTRACTS: A contract under which the operator and contract driller agree to a fixed price per foot drilled. Contractor carries more of the operating risk than in a Daywork Contract (see also Daywork and Turnkey Contract).

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

TURNKEY CONTRACT: A contract under which the drilling contractor agrees to drill a well to the operator's specifications for a fixed lump sum fee. The contractor carries the majority of the operating risk. (See also Dayrate and Footage Contracts.)

UTILIZATION: A measure of the portion of the available rig or vessel fleet, as applicable, in use during a given period. It is calculated as rig (or vessel) years divided by total rigs (or vessels) available. For example, if the equivalent rig (or vessel) years are 100 and the available fleet is 200, the utilization rate is 50%.

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

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Nabors Industries Ltd.:

Our audits of the consolidated financial statements referred to in our report dated March 5, 2004 appearing in the 2003 Annual Report to Shareholders of Nabors Industries Ltd. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 5, 2004

NABORS INDUSTRIES LTD.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002, and 2001


                                        Balance at     Charged to     Charged to                           Balance at
                                        Beginning      Costs and        Other                                End of
(In Thousands)                          of Period       Expenses       Accounts         Deductions           Period
-----------------------------------     ----------     ----------     ----------        ----------         ----------
2003
    Allowance for doubtful accounts     $   13,801     $    1,311     $      178        $   (4,304)(1)     $   10,986
    Inventory reserve                        4,270            475             --            (3,378)(2)          1,367
    Valuation allowance on deferred
       tax assets                            6,540          5,163             --                --             11,703

2002
    Allowance for doubtful accounts     $   22,366     $    2,221     $    3,249(3)     $  (14,035)(4)     $   13,801
    Inventory reserve                        4,308            248             --              (286)(2)          4,270
    Valuation allowance on deferred
       tax assets                               --          6,540             --                --              6,540
2001
    Allowance for doubtful accounts     $    5,381     $   20,757     $       --        $   (3,772)(1)     $   22,366
    Inventory reserve                        5,595            527             --            (1,814)(2)          4,308

(1)      Uncollected receivables written off, net of recoveries.

(2)      Inventory reserves written off.

(3)      Primarily related to acquisitions.

(4) Includes uncollected receivables written off, net of recoveries, and $6.5 million related to receipt of amounts previously reserved for.

                               Index to Exhibits


         Exhibit No.       Description
         -----------       -----------
         2.1               Agreement and Plan of Merger among Nabors Industries,
                           Inc., Nabors Acquisition Corp. VIII, Nabors
                           Industries Ltd. and Nabors US Holdings Inc.
                           (incorporated by reference to Annex I to the proxy
                           statement/prospectus included in Nabors Industries
                           Ltd.'s Registration Statement on Form S-4 (File No.
                           333-76198) filed with the Commission on May 10, 2002,
                           as amended).

         2.2 Amended and Restated Acquisition Agreement, dated as of March 18, 2002, by and between Nabors Industries,
                           Inc. and Enserco Energy Service Company Inc.
                           (incorporated by reference to Exhibit 2.1 to Nabors
                           Industries, Inc. Registration Statement on Form S-3
                           (File No. 333-85228)).

         2.3               Form of Plan of Arrangement Under Section 192 of the
                           Canada Business Corporations Act Involving and
                           Affecting Enserco Energy Service Company Inc. and its
                           Securityholders (included in Schedule B to Exhibit
                           2.2).

         2.4               Arrangement Agreement dated August 12, 2002 between
                           Nabors Industries Ltd. and Ryan Energy Technologies
                           Inc. (incorporated by reference to Exhibit 2.4 to Nabors Industries Ltd.'s Form 10-K for the year ended
                           December 31, 2002 (File No. 000-49887)).

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

         4.24              Indenture dated as of February 5, 2001 between Nabors
                           Industries, Inc. and Bank One, N.A., as trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.11 to Form 10-K, File No. 1-9245, filed with the
                           Commission on March 30, 2001).

         4.25              Form of Debenture (contained in Exhibit 4.24).

         4.26              First Supplemental Indenture, dated as of June 21,
                           2002 among Nabors Industries, Inc., as issuer, Nabors
                           Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due 2021
                           (incorporated by reference to Exhibit 4.5 to Nabors
                           Industries Ltd.'s Form 10-Q, File No. 000-49887, filed with the Commission on August 14, 2002).

         4.27              Registration Rights Agreement dated as of January 31,
                           2000 between Nabors Industries, Inc. and the initial purchaser of the Zero Coupon Convertible Senior
                           Debentures due 2021 (incorporated by reference to Exhibit 4.13 to Form 10-K, File No. 1-9245, filed with the Commission on March 30, 2001).

         4.28              Indenture, dated August 22, 2002, among Nabors
                           Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.'s Series A and Series B
                           5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.'s
                           Registration Statement on Form S-4 (Registration No.
                           333-10049201) filed with the Commission on October
                           11, 2002).

         4.29 Registration Rights Agreement, dated August 22, 2002, among Nabors Industries, Inc., Nabors Industries
                           Ltd., and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.'s
                           Registration Statement on Form S-4 (Registration No.
                           333-10049201) filed with the Commission on October
                           11, 2002).

         4.30              Form of 5.375% Senior Exchange Note due 2012
                           (included in Exhibit 4.29).

         4.31              Indenture, dated August 22, 2002, among Nabors
                           Holdings 1, ULC, as issuer, Nabors Industries, Inc.
                           and Nabors Industries Ltd., as guarantors, and Bank
                           One, N.A., with respect to Nabors Holdings 1, ULC's
                           Series A and Series B 4.875% Senior Notes due 2009
                           (incorporated by reference to Exhibit 4.1 to Nabors
                           Holdings 1, ULC's Registration Statement on Form S-4
                           (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

         4.32 Registration Rights Agreement, dated August 22, 2002, among Nabors Holdings 1, ULC, Nabors Industries,
                           Inc., Nabors Industries Ltd., and Lehman Brothers
                           Inc. (incorporated by reference to Exhibit 4.2 to Nabors Holdings 1, ULC's Registration Statement on
                           Form S-4 (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

         4.33              Form of 4.875% Senior Exchange Note due 2009
                           (included in Exhibit 4.32).

         4.34              Form of Provisions Attaching to the Exchangeable
                           Shares of Nabors Exchangeco (Canada) Inc.
                           (incorporated by reference to Exhibit 4.1 to Nabors
                           Industries, Inc.'s Registration Statement on Form S-3
                           (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

         4.35              Form of Support Agreement between Nabors Industries,
                           Inc., 3064297 Nova Scotia Company and Nabors
                           Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.'s
                           Registration Statement on Form S-3 (Registration No.
                           333-85228) filed with the Commission on March 29, 2002, as amended).

         4.36              Form of Acknowledgement of Novation to Nabors
                           Industries, Inc., Nabors Exchangeco (Canada) Inc.,
                           Computershare Trust Company of Canada and 3064297
                           Nova Scotia Company executed by Nabors Industries
                           Ltd. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.'s Post-Effective Amendment No.
                           1 to Registration Statement on Form S-3 (Registration
                           No. 333-85228-99) filed with the Commission on June
                           11, 2002).

         4.37              Indenture, dated as of June 10, 2003, between Nabors
                           Industries, Inc., Nabors Industries Ltd. and Bank
                           One, N.A. with respect to Nabors Industries, Inc.'s
                           Zero Coupon Senior Exchangeable Notes due 2023
                           (incorporated by reference to Exhibit 4.1 to Nabors
                           Delaware's and Nabors' Registration Statement on Form
                           S-3, (File No. 333-107806-01, filed with the
                           Commission of August 8, 2003)).

         4.38              Registration Rights Agreement, dated as of June 10,
                           2003, by and among Nabors Industries, Inc., Nabors
                           Industries Ltd. and Citigroup Global Markets Inc.
                           (incorporated by reference to Exhibit 4.2 to Nabors
                           Delaware's and Nabors' Registration Statement on Form
                           S-3, File No. 333-107806-01, filed with the
                           Commission on August 8, 2003).

         4.39              Form of Zero Coupon Senior Exchangeable Notes Due
                           2023 (included in Exhibit 4.38.).

         10.1 (+) 1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.'s Registration Statement on
                           Form S-8, Registration No. 333-11313, filed September
                           3, 1996).

         10.2 (+)          1994 Executive Stock Option Agreement effective
                           December 28, 1994 between Nabors Industries, Inc. and
                           Eugene M. Isenberg (incorporated by reference to
                           Exhibit 10.4 to Nabors Industries Inc.'s Form 10-K,
                           File No. 1-9245, filed December 30, 1996).

         10.3 (+)          1994 Executive Stock Option Agreement effective
                           December 28, 1994 between Nabors Industries, Inc. and
                           Anthony G. Petrello (incorporated by reference to
                           Exhibit 10.5 to Nabors Industries Inc.'s Form 10-K,
                           File No. 1-9245, filed December 30, 1996).

         10.4 (+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M.
                           Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.'s Form 10-Q, File No.
                           1-9245, filed May 16, 1997).

         10.5 (+)          First Amendment to Amended and Restated Employment
                           Agreement between Nabors Industries, Inc., Nabors
                           Industries Ltd. and Eugene M. Isenberg dated as of
                           June 24, 2002 (incorporated by reference to Exhibit
                           10.1 to Nabors Industries Ltd.'s Form 10-Q, File No.
                           000-49887, filed August 14, 2002).

         10.6 (+)          Second Amendment to Employment Agreement between
                           Nabors Industries, Inc., Nabors Industries Ltd. and
                           Eugene M. Isenberg dated as of July 17, 2002
                           (incorporated by reference to Exhibit 10.1 to Nabors
                           Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

         10.7 (+) Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G.
                           Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.'s Form 10-Q, File No.
                           1-9245, filed May 16, 1997).

         10.8 (+)          First Amendment to Amended and Restated Employment
                           Agreement between Nabors Industries, Inc., Nabors
                           Industries Ltd. and Anthony G. Petrello dated as of
                           June 24, 2002 (incorporated by reference to Exhibit
                           10.2 to Nabors Industries Ltd.'s Form 10-Q, File No.
                           000-49887, filed August 14, 2002).

         10.9 (+)          Second Amendment to Employment Agreement between
                           Nabors Industries, Inc., Nabors Industries Ltd. and
                           Anthony G. Petrello dated as of July 17, 2002
                           (incorporated by reference to Exhibit 10.3 to Nabors
                           Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

         10.10 (+)         Waiver dated as of September 27, 2002 pursuant to
                           Section 9.[c] and Schedule 9.[c] of the Amended
                           Employment Agreement among Nabors Industries, Inc.,
                           Nabors Industries Ltd., and Anthony G. Petrello
                           (incorporated by reference to Exhibit 10.1 to Nabors
                           Industries Ltd.'s Form 10-Q, File No. 000-49887,
                           filed November 14, 2002).

         10.11 (+)         Nabors Industries, Inc. 1996 Chairman's Executive
                           Stock Plan (incorporated by reference to Exhibit
                           10.17 to Nabors Industries Inc.'s Form 10-K, File No.
                           1-9245, filed December 29, 1997).

         10.12 (+)         Nabors Industries, Inc. 1996 Executive Officers Stock
                           Plan (incorporated by reference to Exhibit 10.18 to
                           Nabors Industries Inc.'s Form 10-K, File No. 1-9245,
                           filed December 29, 1997).

         10.13 (+)         Nabors Industries, Inc. 1996 Executive Officers
                           Incentive Stock Plan (incorporated by reference to
                           Exhibit 10.9 to Nabors Industries Inc.'s Form 10-K,
                           File No. 1-9245, filed December 29, 1997).

         10.14 (+)         Nabors Industries, Inc. 1997 Executive Officers
                           Incentive Stock Plan (incorporated by reference to
                           Exhibit 10.20 to Nabors Industries Inc.'s Form 10-K,
                           File No. 1-9245, filed December 29, 1997).

         10.15 (+)         Nabors Industries, Inc. 1998 Employee Stock Plan
                           (incorporated by reference to Exhibit 10.19 to Nabors
                           Industries Inc.'s Form 10-K dated December 31, 1998,
                           File No. 1-9245, filed March 31, 1999).

         10.16 (+)         Nabors Industries, Inc. 1998 Chairman's Executive
                           Stock Plan (incorporated by reference to Exhibit
                           10.20 to Nabors Industries Inc.'s Form 10-K dated
                           December 31, 1998, File No. 1-9245, filed March 31,
                           1999).

         10.17 (+)         Nabors Industries, Inc. 1999 Stock Option Plan for
                           Non-Employee Directors (incorporated by reference to
                           Exhibit 10.21 to Nabors Industries Inc.'s Form 10-K
                           dated December 31, 1998, File No. 1-9245, filed March
                           31, 1999).

         10.18 (+)         Amendment to Nabors Industries, Inc. 1999 Stock
                           Option Plan for Non-Employee Directors (incorporated
                           by reference to Exhibit 10.19 to Nabors Industries
                           Inc.'s Form 10-K, File No. 1-09245, filed March 19,
                           2002).

         10.19 (+)         1999 Pool Employee/Director Option Exchange Plan
                           (incorporated by reference to Exhibit 10.20 to Nabors
                           Industries Inc.'s Form 10-K, File No. 1-09245, filed
                           March 19, 2002).

         10.20 Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.'s Form 10-K dated
                           December 31, 2002, File No. 000-49887, filed
                           March 31, 2003).

         10.21 (+)         Amended and Restated 1999 Stock Option Plan for
                           Non-Employee Directors (amended on May 2, 2003)
                           (incorporated by reference to Exhibit 10.29 to Nabors
                           Industries Ltd. 10-Q, File No. 000-49887, filed
                           May 12, 2003).

         10.22 2003 Employee Stock Option Plan (incorporated by reference to Annex D of Nabors Notice of 2003 Annual
                           General Meeting of Shareholders and Proxy Statement,
                           File No. 000-49887, filed May 8, 2003).

         10.23             Purchase and Sale Agreement (Red River) by and among
                           El Paso Production Company and El Paso Production GOM
                           Inc., jointly and severally as Seller and Ramshorn
                           Investments, Inc., as Purchaser dated October 8,
                           2003.

         10.24             Purchase and Sale Agreement (USA) between El Paso
                           Production Oil & Gas USA, L.P., as Seller and
                           Ramshorn Investments, Inc., as Purchaser dated
                           October 8, 2003.

         10.25 Exploration Participation Agreement (South Texas) by and between El Paso Production Oil & Gas Company and
                           El Paso Production Oil & Gas USA, L.P., jointly and severally and Ramshorn Investments, Inc., dated
                           November 6, 2003.

         10.26 Exploration Participation Agreement (Catapult) by and between El Paso Production Company, and Ramshorn
                           Investments, Inc., dated November 6, 2003.

         12                Computation of Ratios.

         13(1)             2003 Annual Report of Nabors Industries Ltd.

         14                Code of Ethics (Code of Business Conduct).

         21                Significant Subsidiaries of Nabors Industries Ltd.

         23                Consent of Independent Accountants.

         31.1              Rule 13a-14(a)/15d-14(a) Certification, executed by
                           Eugene M. Isenberg, Chairman and Chief Executive
                           Officer of Nabors Industries Ltd.

         31.2              Rule 13a-14(a)/15d-14(a) Certification, executed by
                           Bruce P. Koch, Vice President and Chief Financial
                           Officer of Nabors Industries Ltd.

         32.1              Certifications required by Rule 13a-14(b) or Rule
                           15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive
                           Officer of Nabors Industries Ltd. and Bruce P. Koch,
                           Vice President and Chief Financial Officer of Nabors
                           Industries Ltd.

----------

(1) With the exception of the specific information expressly incorporated into Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 of this document, the 2003 Annual Report is not deemed to be filed as part of this report.

(+)      Management contract or compensatory plan or arrangement