Form 10-Q
period 2004-03-31
NABORS INDUSTRIES LTD
filed 2004-05-07
CIK 1163739

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                Yes  X   No  ___

     The number of common shares, par value $.001 per share, outstanding as of April 30, 2004 was 148,563,453. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 289,956 exchangeable shares outstanding as of April 30, 2004 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE NO.
                                                                           --------
                           PART I FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of March 31, 2004 and
            December 31, 2003...........................................       2

            Consolidated Statements of Income for the Three Months Ended
            March 31, 2004 and 2003.....................................       3

            Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2004 and 2003...............................       4

            Consolidated Statements of Changes in Shareholders' Equity
            for the Three Months Ended March 31, 2004 and 2003..........       5

            Notes to Consolidated Financial Statements..................       7

            Report of Independent Auditors..............................      22

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      23

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk........................................................      31

Item 4.     Controls and Procedures.....................................      31

                             PART II OTHER INFORMATION

Item 1.     Legal Proceedings...........................................      33

Item 6.     Exhibits and Reports on Form 8-K............................      33

Signatures  ............................................................      35

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2004          2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ----------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  564,852    $  579,737
  Marketable securities.....................................     342,008       339,936
  Accounts receivable, net..................................     470,763       410,487
  Inventory and supplies....................................      19,992        23,289
  Deferred income taxes.....................................      30,209        36,442
  Other current assets......................................     156,329       125,756
                                                              ----------    ----------
     Total current assets...................................   1,584,153     1,515,647
Marketable securities.......................................     634,464       612,417
Property, plant and equipment, net..........................   3,021,539     2,990,792
Goodwill, net...............................................     314,031       315,627
Other long-term assets......................................     184,369       168,209
                                                              ----------    ----------
     Total assets...........................................  $5,738,556    $5,602,692
                                                              ----------    ----------
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $  300,988    $  299,385
  Trade accounts payable....................................     147,851       128,840
  Accrued liabilities.......................................     162,715       160,745
  Income taxes payable......................................       3,605         9,403
                                                              ----------    ----------
     Total current liabilities..............................     615,159       598,373
Long-term debt..............................................   1,997,456     1,985,553
Other long-term liabilities.................................     153,442       155,667
Deferred income taxes.......................................     362,147       372,824
                                                              ----------    ----------
     Total liabilities......................................   3,128,204     3,112,417
                                                              ----------    ----------
Commitments and contingencies (Note 4)
Shareholders' equity:
  Common shares, par value $.001 per share:
     Authorized common shares 400,000; issued and
      outstanding 148,520 and 146,656, respectively.........         149           147
  Capital in excess of par value............................   1,324,790     1,270,362
  Accumulated other comprehensive income....................      93,513        99,583
  Retained earnings.........................................   1,191,900     1,120,183
                                                              ----------    ----------
     Total shareholders' equity.............................   2,610,352     2,490,275
                                                              ----------    ----------
     Total liabilities and shareholders' equity.............  $5,738,556    $5,602,692
                                                              ----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      --------   --------
Revenues and other income:
  Operating revenues........................................  $592,981   $449,837
  Earnings from unconsolidated affiliates...................     3,822      5,903
  Interest income...........................................     6,505      7,693
  Other income, net.........................................     4,419         24
                                                              --------   --------
     Total revenues and other income........................   607,727    463,457
                                                              --------   --------
Costs and other deductions:
  Direct costs..............................................   390,040    304,560
  General and administrative expenses.......................    45,599     41,245
  Depreciation and amortization.............................    60,488     53,578
  Depletion.................................................    15,610        348
  Interest expense..........................................    15,859     20,070
                                                              --------   --------
     Total costs and other deductions.......................   527,596    419,801
                                                              --------   --------
Income before income taxes..................................    80,131     43,656
                                                              --------   --------
Income tax expense (benefit):
  Current...................................................     4,205      4,060
  Deferred..................................................     4,209     (8,461)
                                                              --------   --------
     Total income tax expense (benefit).....................     8,414     (4,401)
                                                              --------   --------
Net income..................................................  $ 71,717   $ 48,057
                                                              --------   --------
Earnings per share:
  Basic.....................................................  $    .48   $    .33
  Diluted...................................................  $    .46   $    .31
Weighted-average number of common shares outstanding:
  Basic.....................................................   147,984    145,708
                                                              --------   --------
  Diluted...................................................   163,110    160,404
                                                              --------   --------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2004        2003
(IN THOUSANDS)                                                ---------   ---------
Cash flows from operating activities:
Net income..................................................  $  71,717   $  48,057
Adjustments to net income:
  Depreciation and amortization.............................     60,488      53,578
  Depletion.................................................     15,610         348
  Deferred income tax expense (benefit).....................      4,209      (8,461)
  Deferred financing costs amortization.....................      1,355       1,397
  Pension liability amortization............................        214          --
  Discount amortization on long-term debt...................      5,022       7,908
  Amortization of loss on cash flow hedges..................         38          37
  Losses (gains) on long-term assets, net...................         26      (2,440)
  (Gains) losses on marketable and non-marketable
     securities, net........................................     (5,748)        469
  Losses on derivative instruments..........................      2,536       1,084
  Foreign currency transaction losses.......................        119         181
  Equity in earnings from unconsolidated affiliates, net of
     dividends..............................................     (3,797)     (5,903)
Increase (decrease) from changes in:
  Accounts receivable.......................................    (63,866)    (54,127)
  Inventory and supplies....................................      3,251         154
  Other current assets......................................       (194)      4,626
  Other long-term assets....................................      1,464     (27,573)
  Trade accounts payable and accrued liabilities............     18,310      29,675
  Income taxes payable......................................     (6,409)     (1,504)
  Other long-term liabilities...............................     (2,267)      2,990
                                                              ---------   ---------
Net cash provided by operating activities...................    102,078      50,496
                                                              ---------   ---------
Cash flows from investing activities:
  Purchases of marketable securities, available-for-sale....   (222,924)   (213,016)
  Sales and maturities of marketable securities,
     available-for-sale.....................................    201,933     279,254
  Purchases of non-marketable securities, net...............    (27,227)    (20,001)
  Capital expenditures......................................   (112,460)    (86,428)
  Proceeds from sales of assets and insurance claims........        164       3,552
                                                              ---------   ---------
Net cash used for investing activities......................   (160,514)    (36,639)
                                                              ---------   ---------
Cash flows from financing activities:
  Increase in cash overdrafts...............................      3,411       5,634
  Decrease in restricted cash...............................         --         810
  Reduction of long-term debt...............................     (1,355)     (1,183)
  Debt issuance costs.......................................         --        (370)
  Proceeds from issuance of common shares...................     39,340       4,932
                                                              ---------   ---------
Net cash provided by financing activities...................     41,396       9,823
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      2,155       1,353
                                                              ---------   ---------
Net (decrease) increase in cash and cash equivalents........    (14,885)     25,033
Cash and cash equivalents, beginning of period..............    579,737     414,051
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 564,852   $ 439,084
                                                              ---------   ---------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                 ACCUMULATED OTHER
                                                                            COMPREHENSIVE INCOME (LOSS)
                                                               ------------------------------------------------------
                                 COMMON SHARES                   UNREALIZED      MINIMUM     UNREALIZED
                                ---------------   CAPITAL IN   GAINS (LOSSES)    PENSION      LOSS ON     CUMULATIVE
                                           PAR    EXCESS OF    ON MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION    RETAINED
                                SHARES    VALUE   PAR VALUE      SECURITIES     ADJUSTMENT     HEDGES     ADJUSTMENT     EARNINGS
(IN THOUSANDS)                  -------   -----   ----------   --------------   ----------   ----------   -----------   ----------
Balances, December 31, 2003...  146,656   $147    $1,270,362       $4,969        $(2,815)     $(1,294)      $98,723     $1,120,183
                                -------   ----    ----------       ------        -------      -------       -------     ----------
Comprehensive income (loss):
  Net income..................                                                                                              71,717
  Translation adjustment......                                                                               (6,428)
  Unrealized gains on
    marketable securities, net
    of income taxes of
    $1,209....................                                      2,059
    Less: reclassification
      adjustment for gains
      included in net income,
      net of income taxes of
      $1,100..................                                     (1,874)
  Pension liability
    amortization, net of
    income taxes of $79.......                                                       135
  Amortization of loss on cash
    flow hedges...............                                                                     38
                                -------   ----    ----------       ------        -------      -------       -------     ----------
      Total comprehensive
        income (loss).........       --     --            --          185            135           38        (6,428)        71,717
                                -------   ----    ----------       ------        -------      -------       -------     ----------
Issuance of common shares for
  stock options exercised.....    1,777      2        39,338
Nabors Exchangeco shares
  exchanged...................       87
Tax effect of stock option
  deductions..................                        15,090
                                -------   ----    ----------       ------        -------      -------       -------     ----------
      Subtotal................    1,864      2        54,428           --             --           --            --             --
                                -------   ----    ----------       ------        -------      -------       -------     ----------
Balances, March 31, 2004......  148,520   $149    $1,324,790       $5,154        $(2,680)     $(1,256)      $92,295     $1,191,900
                                -------   ----    ----------       ------        -------      -------       -------     ----------


                                    TOTAL
                                SHAREHOLDERS'
                                   EQUITY
(IN THOUSANDS)                  -------------
Balances, December 31, 2003...   $2,490,275
                                 ----------
Comprehensive income (loss):
  Net income..................       71,717
  Translation adjustment......       (6,428)
  Unrealized gains on
    marketable securities, net
    of income taxes of
    $1,209....................        2,059
    Less: reclassification
      adjustment for gains
      included in net income,
      net of income taxes of
      $1,100..................       (1,874)
  Pension liability
    amortization, net of
    income taxes of $79.......          135
  Amortization of loss on cash
    flow hedges...............           38
                                 ----------
      Total comprehensive
        income (loss).........       65,647
                                 ----------
Issuance of common shares for
  stock options exercised.....       39,340
Nabors Exchangeco shares
  exchanged...................           --
Tax effect of stock option
  deductions..................       15,090
                                 ----------
      Subtotal................       54,430
                                 ----------
Balances, March 31, 2004......   $2,610,352
                                 ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                      IN SHAREHOLDERS' EQUITY (CONTINUED)
                                  (UNAUDITED)

                                                                                  ACCUMULATED OTHER
                                                                             COMPREHENSIVE INCOME (LOSS)
                                                                ------------------------------------------------------
                                  COMMON SHARES                   UNREALIZED      MINIMUM     UNREALIZED
                                 ---------------   CAPITAL IN   GAINS (LOSSES)    PENSION      LOSS ON     CUMULATIVE
                                            PAR    EXCESS OF    ON MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION   RETAINED
                                 SHARES    VALUE   PAR VALUE      SECURITIES     ADJUSTMENT     HEDGES     ADJUSTMENT    EARNINGS
(IN THOUSANDS)                   -------   -----   ----------   --------------   ----------   ----------   -----------   --------
Balances, December 31, 2002....  144,965   $145    $1,233,598      $ 5,646        $(2,205)     $(1,444)      $(5,240)    $927,955
                                 -------   ----    ----------      -------        -------      -------       -------     --------
Comprehensive income (loss):
  Net income...................                                                                                           48,057
  Translation adjustment.......                                                                               37,103
  Unrealized losses on
    marketable securities, net
    of income tax benefit of
    $1,583.....................                                     (2,696)
    Less: reclassification
      adjustment for gains
      included in net income,
      net of income taxes of
      $63......................                                        107
  Amortization of loss on cash
    flow hedges................                                                                     37
                                 -------   ----    ----------      -------        -------      -------       -------     --------
      Total comprehensive
        income (loss)..........       --     --            --       (2,589)            --           37        37,103      48,057
                                 -------   ----    ----------      -------        -------      -------       -------     --------
Issuance of common shares for
  stock options exercised......      282                4,932
Nabors Exchangeco shares
  exchanged....................       17
Tax effect of stock option
  deductions...................                         1,652
                                 -------   ----    ----------      -------        -------      -------       -------     --------
      Subtotal.................      299     --         6,584           --             --           --            --          --
                                 -------   ----    ----------      -------        -------      -------       -------     --------
Balances, March 31, 2003.......  145,264   $145    $1,240,182      $ 3,057        $(2,205)     $(1,407)      $31,863     $976,012
                                 -------   ----    ----------      -------        -------      -------       -------     --------


                                     TOTAL
                                 SHAREHOLDERS'
                                    EQUITY
(IN THOUSANDS)                   -------------
Balances, December 31, 2002....   $2,158,455
                                  ----------
Comprehensive income (loss):
  Net income...................       48,057
  Translation adjustment.......       37,103
  Unrealized losses on
    marketable securities, net
    of income tax benefit of
    $1,583.....................       (2,696)
    Less: reclassification
      adjustment for gains
      included in net income,
      net of income taxes of
      $63......................          107
  Amortization of loss on cash
    flow hedges................           37
                                  ----------
      Total comprehensive
        income (loss)..........       82,608
                                  ----------
Issuance of common shares for
  stock options exercised......        4,932
Nabors Exchangeco shares
  exchanged....................           --
Tax effect of stock option
  deductions...................        1,652
                                  ----------
      Subtotal.................        6,584
                                  ----------
Balances, March 31, 2003.......   $2,247,647
                                  ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS

     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 750 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 200 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 45 platform, 16 jack-up and three barge rigs in the Gulf of Mexico and international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 17 rigs.

     To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. Our land transportation and hauling fleet includes approximately 240 rig and oilfield equipment hauling tractor-trailers and a number of cranes, loaders and light-duty vehicles. We maintain approximately 300 fluid hauling trucks, approximately 800 fluid storage tanks, ten saltwater disposal wells and other auxiliary equipment used in drilling, workover and well-servicing operations in the United States. In addition, we time charter a fleet of 31 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations primarily in the Gulf of Mexico. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment and rig reporting software. We have also made selective investments in oil and gas exploration, development and production activities.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2003. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2004, and the results of our operations and our cash flows for each of the three-month periods ended March 31, 2004 and 2003, in accordance with GAAP. Interim results for the three months ended March 31, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004.

     Our independent auditors have performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the U.S. Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

PRINCIPLES OF CONSOLIDATION

     Our consolidated financial statements include the accounts of Nabors, all majority-owned subsidiaries, and all non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46R. All significant intercompany accounts and transactions are eliminated in consolidation.

     Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $61.8 million and $58.1 million as of March 31, 2004 and December 31, 2003, respectively, and are included in other long-term assets in our consolidated balance sheets.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior periods to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows.

STOCK-BASED COMPENSATION

     We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Nabors common shares at the date of grant over the amount an employee must pay to acquire the common shares. We grant options at prices equal to the market price of our shares on the date of grant and therefore do not record compensation expense related to these grants. Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on our net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation. Under the provisions of SFAS 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant estimated using an option pricing model such as the Black-Scholes option-pricing model, and compensation cost is amortized over the applicable option vesting period.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  --------   --------
Net income, as reported.....................................  $71,717    $48,057
Deduct: Total stock-based employee compensation expense
  determined under the fair value method for all awards, net
  of related tax effects....................................   (3,838)    (2,875)
                                                              -------    -------
Pro forma net income........................................  $67,879    $45,182
                                                              -------    -------
Earnings per share:
  Basic-as reported.........................................  $   .48    $   .33
  Basic-pro forma...........................................  $   .45    $   .31
  Diluted-as reported.......................................  $   .46    $   .31
  Diluted-pro forma.........................................  $   .44    $   .29

RECENT ACCOUNTING PRONOUNCEMENTS

     As discussed above, we currently account for stock-based compensation as prescribed by APB 25, and because we grant options at prices equal to the market price of our shares on the date of the grant we do not record compensation expense related to these grants. On March 31, 2004, the FASB issued an Exposure Draft, "Share-Based Payment," which, if enacted in its current form, would eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards. The proposed statement would be effective for stock options granted or modified in fiscal years beginning after December 15, 2004. Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the proposed statement, compensation cost will be measured and recorded based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS 148 presented above. If enacted in its proposed form, the proposed statement may have a material adverse affect on our results of operations in future periods.

     In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003 the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Our adoption of FIN 46R as of March 31, 2004 did not have a material affect on our financial position, results of operations or cash flows.

NOTE 3  INCOME TAXES

     Our effective income tax (benefit) rate was 10.5% during the three months ended March 31, 2004 compared to (10.1%) for the three months ended March 31, 2003. The change from an income tax benefit in the 2003 quarter to an income tax expense in the 2004 quarter resulted from a higher proportion of our income being generated in the U.S. for the three months ended March 31, 2004 compared to the prior year quarter. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Our tax rate for the three months ended March 31, 2004 and 2003 was decreased by tax savings realized as a result of our corporate reorganization effective June 24, 2002. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various legislative proposals introduced in the U.S. Congress, and any responsive action taken by Nabors.

NOTE 4  COMMITMENTS AND CONTINGENCIES

Contingencies

     Proposed Coast Guard Regulations and Actions. Our Sea Mar division time charters supply vessels to offshore operators, primarily in U.S. waters. On February 4, 2004, the United States Coast Guard took several actions which could adversely affect our ability to do so.

     The vessels which operate in U.S. coastwise trade are owned by one of our financing company subsidiaries, but are operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. Our Sea Mar division time charters the vessels from this U.S. operating company in connection with our own offshore activities in the Gulf of Mexico and in support of other offshore operators.

     On February 4, 2004, the United States Coast Guard adopted final regulations which could cause arrangements like that utilized by Sea Mar to no longer qualify vessels for employment in the U.S. coastwise trade. However, the final regulations contain grandfathering provisions which could permit us to continue coastwise marketing of the vessels until the present bareboat charters terminate. The original term of most of these bareboat charters ends in June 2007, but the charter provides for one or more renewal terms of three to five years. We believe the grandfathering provisions in these final regulations would apply to these renewal terms.

     Also, on February 4, 2004, the United States Coast Guard proposed a rule which, if finally adopted, would end the grandfathering provision on February 4, 2007. In these same proposed regulations, the United States Coast Guard is proposing a rule under which time charters from a U.S. citizen bareboat charter like the charter to Sea Mar would no longer be permitted. However, we believe that if this rule is adopted, the grandfathering provision would apply to the preexisting Sea Mar arrangement.

     Additionally, on February 4, 2004, the United States Coast Guard notified us that it is considering an appeal of the United States Coast Guard's original issuance in June 2002 of the coastwise trade endorsements for the vessels bareboat chartered to the U.S. citizen qualified company. The coastwise trade endorsements on the documents of the vessels issued by the United States Coast Guard authorize the vessels to engage in the U.S. coastwise trade. If the appeal is decided against us, we could lose the ability to market the vessels for use in U.S. coastwise trade.

     As of March 31, 2004, the net assets of our Sea Mar division totaled approximately $166.6 million. During the three months ended March 31, 2004, the adjusted loss derived from operating activities for our Sea Mar division reduced our income before income taxes by approximately 0.2%.

     Litigation. Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of their business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a significant or material adverse effect on our consolidated financial position, results of operations or cash flows.

     Guarantees. We enter into various agreements providing financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program and guarantees of residual value in certain of our operating lease agreements. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2002 which is based on future operating results of that business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                                  MAXIMUM AMOUNT
                                                 -------------------------------------------------
                                                 REMAINDER
                                                  OF 2004     2005     2006   THEREAFTER    TOTAL
                                                 ---------   -------   ----   ----------   -------
                                          (IN THOUSANDS)
Financial standby letters of credit............   $21,791    $12,394   $ --     $  --      $34,185
Guarantee of residual value in lease
  agreements...................................       257        701     65        --        1,023
Contingent consideration in acquisition........       938      1,250    312        --        2,500
                                                  -------    -------   ----     -----      -------
Total..........................................   $22,986    $14,345   $377     $  --      $37,708
                                                  -------    -------   ----     -----      -------

NOTE 5  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  --------   --------
Net income (numerator):
  Net income - basic........................................  $ 71,717   $ 48,057
  Add interest expense on assumed conversion of our zero
     coupon convertible/exchangeable senior
     debentures/notes, net of tax:
  $825 million due 2020 (1).................................        --      1,920
  $1.381 billion due 2021 (2)...............................     3,081         --
  $700 million due 2023 (3).................................        --         --
                                                              --------   --------
  Adjusted net income - diluted.............................  $ 74,798   $ 49,977
                                                              --------   --------
Earnings per share:
  Basic.....................................................  $    .48   $    .33
  Diluted...................................................  $    .46   $    .31
Shares (denominator):
  Weighted-average number of shares outstanding-basic (4)...   147,984    145,708
  Net effect of dilutive stock options and warrants based on
     the treasury stock method..............................     6,635      6,589
  Assumed conversion of our zero coupon
     convertible/exchangeable senior debentures/notes:
  $825 million due 2020 (1).................................        --      8,107
  $1.381 billion due 2021 (2)...............................     8,491         --
  $700 million due 2023 (3).................................        --         --
                                                              --------   --------
  Weighted-average number of shares outstanding - diluted...   163,110    160,404
                                                              --------   --------

---------------

(1) Diluted earnings per share for the three months ended March 31, 2003 reflects the assumed conversion of our $825 million zero coupon convertible senior debentures, as the conversion in that quarter would have been dilutive. We redeemed for cash the remaining outstanding principal amount of our $825 million zero coupon convertible senior debentures on June 20, 2003 and therefore these debentures did not impact the calculation of diluted earnings per share for the three months ended March 31, 2004.

(2) Diluted earnings per share for the three months ended March 31, 2004 reflects the assumed conversion of our $1.381 billion zero coupon convertible senior debentures, as the conversion in that quarter would have been dilutive. For the three months ended March 31, 2003 the weighted-average number of shares outstanding-diluted excludes 8.5 million potentially dilutive shares issuable upon the conversion of our $1.381 billion zero coupon convertible senior debentures because the inclusion of such shares would have been anti-dilutive, given the level of net income for that quarter. Net income for the three months ended March 31, 2003 excludes the related add-back of interest expense, net of tax, of $3.0 million for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted-average number of shares outstanding-diluted had diluted earnings per share been at or above $.35 for the three months ended March 31, 2003.

(3) Diluted earnings per share for the three months ended March 31, 2004 excludes approximately 10.0 million potentially dilutive shares initially issuable upon the exchange of our $700 million zero coupon exchangeable senior notes due 2023. Such shares are contingently exchangeable under certain circumstances and would only be included in the calculation of the weighted-average number of shares outstanding-diluted if any of those criteria were met. Such criteria were not met during the three months ended March 31,
     2004. Based on the initial exchange price per share, these notes would be exchangeable for our common shares if the closing sale price per share of Nabors' common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to $84.12 for calendar quarters ending on or before June 30, 2008, and $77.11 for calendar quarters thereafter. These notes were issued in June 2003 and therefore did not impact the calculation of diluted earnings per share for the three months ended March 31, 2003.

(4) Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors Exchangeco, respectively: 147.6 million and .4 million shares for the three months ended March 31, 2004; and 145.1 million and .6 million shares for the three months ended March 31, 2003. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors' common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 3,850,308 and 3,720,242 shares during the three months ended March 31, 2004 and 2003, respectively.

     The holders of our $1.381 billion zero coupon convertible senior debentures and our $700 million zero coupon senior exchangeable notes have the right to require us to repurchase the debentures/notes at various dates commencing February 5, 2006 and June 15, 2008, respectively. We may pay the redemption prices with either cash or shares or a combination thereof. We do not presently anticipate using shares to satisfy any such future purchase obligations.

NOTE 6  SEGMENT INFORMATION

     The following tables set forth certain financial information with respect to our reportable segments:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
(IN THOUSANDS)                                                --------   --------
Operating revenues and Earnings from unconsolidated
  affiliates:
  Contract Drilling: (1)
     U.S. Lower 48 Land Drilling............................  $153,368   $ 90,089
     U.S. Land Well-servicing...............................    79,479     76,660
     U.S. Offshore..........................................    31,321     21,714
     Alaska.................................................    29,337     35,968
     Canada.................................................   138,766    100,788
     International..........................................   102,987     87,191
                                                              --------   --------
       Subtotal Contract Drilling (2).......................   535,258    412,410
  Oil and Gas (3)...........................................    21,126      1,599
  Other Operating Segments (4) (5)..........................    55,938     55,189
  Other reconciling items (6)...............................   (15,519)   (13,458)
                                                              --------   --------
       Total................................................  $596,803   $455,740
                                                              --------   --------

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2004       2003
(IN THOUSANDS)                                                --------   --------
Adjusted income (loss) derived from operating activities:(7)
  Contract Drilling:
     U.S. Lower 48 Land Drilling............................  $  8,568   $ (3,937)
     U.S. Land Well-servicing...............................     9,733      9,645
     U.S. Offshore..........................................     4,817     (3,970)
     Alaska.................................................     7,210     15,327
     Canada.................................................    43,272     26,020
     International..........................................    18,591     16,736
                                                              --------   --------
       Subtotal Contract Drilling...........................    92,191     59,821
  Oil and Gas...............................................     4,506      1,019
  Other Operating Segments..................................      (431)     5,637
                                                              --------   --------
     Total segment adjusted income derived from operating
      activities............................................  $ 96,266   $ 66,477
Other reconciling items (8).................................   (11,200)   (10,468)
Interest expense............................................   (15,859)   (20,070)
Interest income.............................................     6,505      7,693
Other income, net...........................................     4,419         24
                                                              --------   --------
Income before income taxes..................................  $ 80,131   $ 43,656
                                                              --------   --------

                                                              MARCH 31,    DECEMBER 31,
                                                                 2004          2003
(IN THOUSANDS)                                                ----------   ------------
Total assets:
  Contract Drilling:
     U.S. Lower 48 Land Drilling............................  $1,012,077    $  987,903
     U.S. Land Well-servicing...............................     260,270       246,312
     U.S. Offshore..........................................     399,599       386,196
     Alaska.................................................     216,924       218,222
     Canada.................................................     804,455       767,400
     International..........................................     996,956     1,001,058
                                                              ----------    ----------
       Subtotal Contract Drilling (9).......................   3,690,281     3,607,091
  Oil and Gas...............................................      78,251        67,898
  Other Operating Segments (10).............................     329,141       337,622
  Other reconciling items (8)...............................   1,640,883     1,590,081
                                                              ----------    ----------
       Total assets.........................................  $5,738,556    $5,602,692
                                                              ----------    ----------

---------------

 (1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.2 million and $.9 million for the three months ended March 31, 2004 and 2003, respectively.

 (3) Represents our oil and gas exploration, development and production operations.

 (4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (5) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $2.6 million and $5.0 million for the three months ended March 31, 2004 and 2003, respectively.

 (6) Represents the elimination of inter-segment transactions.

 (7) Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

 (8) Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

 (9) Includes $27.6 million and $26.5 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2004 and December 31, 2003, respectively.

(10) Includes $34.2 million and $31.6 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2004 and December 31, 2003, respectively.

NOTE 7  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Industries, Inc. (Nabors Delaware), and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings 1, ULC, our indirect subsidiary.

     The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003, and statements of income and cash flows for the three months ended March 31, 2004 and 2003 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                 MARCH 31, 2004
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...  $  364,860   $      978   $     18    $  198,996     $        --     $  564,852
  Marketable securities.......     291,363           --         --        50,645              --        342,008
  Accounts receivable, net....          --           --         --       470,763              --        470,763
  Inventory and supplies......          --           --         --        19,992              --         19,992
  Other current assets........       7,433        1,542         --       177,563              --        186,538
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current assets......     663,656        2,520         18       917,959              --      1,584,153
Marketable securities.........     584,611           --         --        49,853              --        634,464
Property, plant and equipment,
  net.........................          --           --         --     3,021,539              --      3,021,539
Goodwill, net.................          --           --         --       314,031              --        314,031
Intercompany receivables......   1,166,108    1,095,000        186            --      (2,261,294)            --
Investments in affiliates.....     197,746    2,094,624    243,989     1,143,673      (3,618,243)        61,789
Other long-term assets........          --       28,950        930        92,700              --        122,580
                                ----------   ----------   --------    ----------     -----------     ----------
    Total assets..............  $2,612,121   $3,221,094   $245,123    $5,539,755     $(5,879,537)    $5,738,556
                                ----------   ----------   --------    ----------     -----------     ----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt......................  $       --   $  297,525   $     --    $    3,463     $        --     $  300,988
  Trade accounts payable......           1           23         --       147,827              --        147,851
  Accrued liabilities.........         515       12,105      1,177       148,918              --        162,715
  Income taxes payable........       1,174         (233)     1,388         1,276              --          3,605
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current
      liabilities.............       1,690      309,420      2,565       301,484              --        615,159
Long-term debt................          --    1,773,891    223,565            --              --      1,997,456
Other long-term liabilities...          --        5,492         --       147,950              --        153,442
Deferred income taxes.........          79       46,815         82       315,171              --        362,147
Intercompany payable..........          --           --         --     2,261,294      (2,261,294)            --
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities.........       1,769    2,135,618    226,212     3,025,899      (2,261,294)     3,128,204
                                ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity..........   2,610,352    1,085,476     18,911     2,513,856      (3,618,243)     2,610,352
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities and
      shareholders' equity....  $2,612,121   $3,221,094   $245,123    $5,539,755     $(5,879,537)    $5,738,556
                                ----------   ----------   --------    ----------     -----------     ----------

                                                               DECEMBER 31, 2003
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...  $  403,693   $        1   $     17    $  176,026     $        --     $  579,737
  Marketable securities.......     285,353           --         --        54,583              --        339,936
  Accounts receivable, net....          --           --         --       410,487              --        410,487
  Inventory and supplies......          --           --         --        23,289              --         23,289
  Other current assets........       6,806        4,229         --       151,163              --        162,198
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current assets......     695,852        4,230         17       815,548              --      1,515,647
Marketable securities.........     571,327           --         --        41,090              --        612,417
Property, plant and equipment,
  net.........................          --           --         --     2,990,792              --      2,990,792
Goodwill, net.................          --           --         --       315,627              --        315,627
Intercompany receivables......   1,057,260    1,085,944        202            --      (2,143,406)            --
Investments in affiliates.....     170,089    2,065,230    236,829     1,095,882      (3,509,930)        58,100
Other long-term assets........          --       20,359        966        88,784              --        110,109
                                ----------   ----------   --------    ----------     -----------     ----------
    Total assets..............  $2,494,528   $3,175,763   $238,014    $5,347,723     $(5,653,336)    $5,602,692
                                ----------   ----------   --------    ----------     -----------     ----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt......................  $       --   $  295,267   $     --    $    4,118     $        --     $  299,385
  Trade accounts payable......           1           23         --       128,816              --        128,840
  Accrued liabilities.........         960       10,766      3,901       145,118              --        160,745
  Income taxes payable........       1,164         (190)      (111)        8,540              --          9,403
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current
      liabilities.............       2,125      305,866      3,790       286,592              --        598,373
Long-term debt................          --    1,762,054    223,499            --              --      1,985,553
Other long-term liabilities...          --        3,738         --       151,929              --        155,667
Deferred income taxes.........          79       61,623         82       311,040              --        372,824
Intercompany payable..........       2,049           --         --     2,141,357      (2,143,406)            --
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities.........       4,253    2,133,281    227,371     2,890,918      (2,143,406)     3,112,417
                                ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity..........   2,490,275    1,042,482     10,643     2,456,805      (3,509,930)     2,490,275
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities and
      shareholders' equity....  $2,494,528   $3,175,763   $238,014    $5,347,723     $(5,653,336)    $5,602,692
                                ----------   ----------   --------    ----------     -----------     ----------

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED MARCH 31, 2004
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                   ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues...........   $    --      $    --      $   --      $592,981       $      --       $592,981
  Earnings from unconsolidated
    affiliates.................        --           --          --         3,822              --          3,822
  Earnings from consolidated
    affiliates.................    42,365       58,307       7,160        54,653        (162,485)            --
  Interest income..............     5,258           34          --         1,213              --          6,505
  Intercompany interest
    income.....................    26,449       16,908          --            --         (43,357)            --
  Other income (expense),
    net........................        77       (2,536)         --         6,962             (84)         4,419
                                  -------      -------      ------      --------       ---------       --------
    Total revenues and other
      income...................    74,149       72,713       7,160       659,631        (205,926)       607,727
                                  -------      -------      ------      --------       ---------       --------
Costs and other deductions:
  Direct costs.................        --           --          --       390,040              --        390,040
  General and administrative
    expenses...................       558           23          16        45,086             (84)        45,599
  Depreciation and
    amortization...............        --           --          --        60,488              --         60,488
  Depletion....................        --           --          --        15,610              --         15,610
  Interest expense.............        --       13,239       2,860          (240)             --         15,859
  Intercompany interest
    expense....................        --           --          --        43,357         (43,357)            --
                                  -------      -------      ------      --------       ---------       --------
    Total costs and other
      deductions...............       558       13,262       2,876       554,341         (43,441)       527,596
                                  -------      -------      ------      --------       ---------       --------
Income before income taxes.....    73,591       59,451       4,284       105,290        (162,485)        80,131
                                  -------      -------      ------      --------       ---------       --------
Income tax expense.............     1,874          423       1,499         4,618              --          8,414
                                  -------      -------      ------      --------       ---------       --------
Net income.....................   $71,717      $59,028      $2,785      $100,672       $(162,485)      $ 71,717
                                  -------      -------      ------      --------       ---------       --------

                                                        THREE MONTHS ENDED MARCH 31, 2003
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                   ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues...........   $    --      $    --     $    --      $449,837       $      --       $449,837
  Earnings from unconsolidated
    affiliates.................        --           --          --         5,903              --          5,903
  Earnings (losses) from
    consolidated affiliates....    (6,717)      27,487       6,843        23,507         (51,120)            --
  Interest income..............       207           15          11         7,460              --          7,693
  Intercompany interest
    income.....................    50,789       13,779          --            --         (64,568)            --
  Other income (expense),
    net........................     4,992       (1,083)         15        (3,900)             --             24
                                  -------      -------     -------      --------       ---------       --------
    Total revenues and other
      income...................    49,271       40,198       6,869       482,807        (115,688)       463,457
                                  -------      -------     -------      --------       ---------       --------
Costs and other deductions:
  Direct costs.................        --           --          --       304,560              --        304,560
  General and administrative
    expenses...................       661         (172)         17        40,739              --         41,245
  Depreciation and
    amortization...............        --           --          --        53,578              --         53,578
  Depletion....................        --           --          --           348              --            348
  Interest expense.............        --       16,386       2,868           816              --         20,070
  Intercompany interest
    expense....................        --           --          --        64,568         (64,568)            --
                                  -------      -------     -------      --------       ---------       --------
    Total costs and other
      deductions...............       661       16,214       2,885       464,609         (64,568)       419,801
                                  -------      -------     -------      --------       ---------       --------
Income before income taxes.....    48,610       23,984       3,984        18,198         (51,120)        43,656
                                  -------      -------     -------      --------       ---------       --------
Income tax expense (benefit)...       553       (1,296)     (1,086)       (2,572)             --         (4,401)
                                  -------      -------     -------      --------       ---------       --------
Net income.....................   $48,057      $25,280     $ 5,070      $ 20,770       $ (51,120)      $ 48,057
                                  -------      -------     -------      --------       ---------       --------

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                        THREE MONTHS ENDED MARCH 31, 2004
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                   ----------   ----------   --------   ------------   -------------   ------------
Net cash (used for) provided by
  operating activities.........  $ (42,795)    $ 44,491    $(5,483)    $ 230,580       $(124,715)     $ 102,078
                                 ---------     --------    -------     ---------       ---------      ---------
Cash flows from investing
  activities:
  Purchases of marketable
    securities,
    available-for-sale.........   (197,158)          --         --       (25,766)             --       (222,924)
  Sales and maturities of
    marketable securities,
    available-for-sale.........    180,455           --         --        21,478              --        201,933
  Purchases of non-marketable
    securities, net............         --           --         --       (27,227)             --        (27,227)
  Cash paid for investments in
    consolidated affiliates....    (20,000)     (20,000)        --       (25,484)         65,484             --
  Capital expenditures.........         --           --         --      (112,460)             --       (112,460)
  Proceeds from sales of assets
    and insurance claims.......         --           --         --           164              --            164
                                 ---------     --------    -------     ---------       ---------      ---------
Net cash used for investing
  activities...................    (36,703)     (20,000)        --      (169,295)         65,484       (160,514)
                                 ---------     --------    -------     ---------       ---------      ---------
Cash flows from financing
  activities:
  Increase in cash
    overdrafts.................         --           --         --         3,411              --          3,411
  Reduction of long-term
    debt.......................         --         (750)        --          (605)             --         (1,355)
  Proceeds from issuance of
    common shares..............     39,340           --         --            --              --         39,340
  Retirement of intercompany
    loan.......................      1,325                                (1,325)             --             --
  Proceeds from parent
    contributions..............         --       20,000      5,484        40,000         (65,484)            --
  Cash dividends paid..........         --      (42,764)        --       (81,951)        124,715             --
                                 ---------     --------    -------     ---------       ---------      ---------
Net cash provided by (used for)
  financing activities.........     40,665      (23,514)     5,484       (40,470)         59,231         41,396
                                 ---------     --------    -------     ---------       ---------      ---------
Effect of exchange rate changes
  on cash and cash
  equivalents..................         --           --         --         2,155              --          2,155
                                 ---------     --------    -------     ---------       ---------      ---------
Net (decrease) increase in cash
  and cash equivalents.........    (38,833)         977          1        22,970              --        (14,885)
Cash and cash equivalents,
  beginning of period..........    403,693            1         17       176,026              --        579,737
                                 ---------     --------    -------     ---------       ---------      ---------
Cash and cash equivalents, end
  of period....................  $ 364,860     $    978    $    18     $ 198,996       $      --      $ 564,852
                                 ---------     --------    -------     ---------       ---------      ---------

                                                        THREE MONTHS ENDED MARCH 31, 2003
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                   ----------   ----------   --------   ------------   -------------   ------------
Net cash (used for) provided by
  operating
  activities...................   $(15,250)    $ 5,437      $   --     $  70,408       $(10,099)      $  50,496
                                  --------     -------      ------     ---------       --------       ---------
Cash flows from investing
  activities:
  Purchases of marketable
    securities,
    available-for-sale.........    (15,714)         --          --      (197,302)            --        (213,016)
  Sales and maturities of
    marketable securities,
    available-for-sale.........     11,168          --          --       268,086             --         279,254
  Purchases of non-marketable
    securities, net............         --          --          --       (20,001)            --         (20,001)
  Cash paid for investments in
    consolidated affiliates....         --      (5,271)         --        (5,271)        10,542              --
  Capital expenditures.........         --          --          --       (86,428)            --         (86,428)
  Proceeds from sales of assets
    and insurance claims.......         --          --          --         3,552             --           3,552
                                  --------     -------      ------     ---------       --------       ---------
Net cash used for investing
  activities...................     (4,546)     (5,271)         --       (37,364)        10,542         (36,639)
                                  --------     -------      ------     ---------       --------       ---------
Cash flows from financing
  activities:
  Increase in cash
    overdrafts.................         --          --          --         5,634             --           5,634
  Decrease in restricted
    cash.......................         --          --          --           810             --             810
  Reduction of long-term
    debt.......................         --          --          --        (1,183)            --          (1,183)
  Debt issuance costs..........         --        (157)       (213)           --             --            (370)
  Proceeds from issuance of
    common shares..............      4,932          --          --            --             --           4,932
  Proceeds from parent
    contributions..............         --          --       5,271         5,271        (10,542)             --
  Cash dividends paid..........         --          --          --       (10,099)        10,099              --
                                  --------     -------      ------     ---------       --------       ---------
Net cash provided by (used for)
  financing activities.........      4,932        (157)      5,058           433           (443)          9,823
                                  --------     -------      ------     ---------       --------       ---------
Effect of exchange rate changes
  on cash and cash
  equivalents..................         --          --          --         1,353             --           1,353
                                  --------     -------      ------     ---------       --------       ---------
Net (decrease) increase in cash
  and cash equivalents.........    (14,864)          9       5,058        34,830             --          25,033
Cash and cash equivalents,
  beginning of period..........     40,127          38         207       373,679             --         414,051
                                  --------     -------      ------     ---------       --------       ---------
Cash and cash equivalents, end
  of period....................   $ 25,263     $    47      $5,265     $ 408,509       $     --       $ 439,084
                                  --------     -------      ------     ---------       --------       ---------

NOTE 8  SUBSEQUENT EVENT

     On April 15, 2004, we made a payment of $305.3 million upon maturity of our 6.8% senior notes, representing principal of $295.3 million, which was included in our consolidated balance sheet as current portion of long-term debt as of March 31, 2004, and accrued interest of $10.0 million.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Nabors Industries Ltd.:

     We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of March 31, 2004, and the related consolidated statements of income, of cash flows and of changes in shareholders' equity for each of the three-month periods ended March 31, 2004 and 2003. This interim financial information is the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of cash flows, and of changes in shareholders' equity for the year then ended (not presented herein), and in our report dated March 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
May 7, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This discussion includes various forward-looking statements about our markets, demand for our products and services and our future results. Statements, such as these, that are not historical facts are "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These forward-looking statements are based upon our analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "should," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements.

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

     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission under Part 1, Item I, "Risk Factors".

RESULTS OF OPERATIONS

     A discussion of our results of operations for the three months ended March 31, 2004 and 2003 is included below. This discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2003.

     As used in this Report, "we," "us," "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

     The following table sets forth certain information with respect to our reportable segments and rig activity:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------------
                                                                                       INCREASE
                                                                2004       2003       (DECREASE)
(IN THOUSANDS, EXCEPT PERCENTAGES AND RIG ACTIVITY)           --------   --------   ---------------
Reportable segments:
  Operating revenues and Earnings from unconsolidated
    affiliates:
    Contract Drilling: (1)
      U.S. Lower 48 Land Drilling...........................  $153,368   $ 90,089   $ 63,279    70%
      U.S. Land Well-servicing..............................    79,479     76,660      2,819     4%
      U.S. Offshore.........................................    31,321     21,714      9,607    44%
      Alaska................................................    29,337     35,968     (6,631)  (18%)
      Canada................................................   138,766    100,788     37,978    38%
      International.........................................   102,987     87,191     15,796    18%
                                                              --------   --------   --------
      Subtotal Contract Drilling (2)........................   535,258    412,410    122,848    30%
    Oil and Gas (3).........................................    21,126      1,599     19,527    N/M(4)
    Other Operating Segments (5)(6).........................    55,938     55,189        749     1%
    Other reconciling items (7).............................   (15,519)   (13,458)    (2,061)  (15%)
                                                              --------   --------   --------
         Total..............................................  $596,803   $455,740   $141,063    31%
                                                              --------   --------   --------
  Adjusted income (loss) derived from operating activities:
    (8)
    Contract Drilling:
      U.S. Lower 48 Land Drilling...........................  $  8,568   $ (3,937)  $ 12,505   318%
      U.S. Land Well-servicing..............................     9,733      9,645         88     1%
      U.S. Offshore.........................................     4,817     (3,970)     8,787   221%
      Alaska................................................     7,210     15,327     (8,117)  (53%)
      Canada................................................    43,272     26,020     17,252    66%
      International.........................................    18,591     16,736      1,855    11%
                                                              --------   --------   --------
      Subtotal Contract Drilling............................    92,191     59,821     32,370    54%
    Oil and Gas.............................................     4,506      1,019      3,487   342%
    Other Operating Segments................................      (431)     5,637     (6,068)   N/M(4)
    Other reconciling items (9).............................   (11,200)   (10,468)      (732)   (7%)
                                                              --------   --------   --------
         Total..............................................  $ 85,066   $ 56,009   $ 29,057    52%
  Interest expense..........................................   (15,859)   (20,070)     4,211    21%
  Interest income...........................................     6,505      7,693     (1,188)  (15%)
  Other income, net.........................................     4,419         24      4,395    N/M(4)
                                                              --------   --------   --------
  Income before income taxes................................  $ 80,131   $ 43,656   $ 36,475    84%
                                                              --------   --------   --------
Rig activity:
  Rig years: (10)
    U.S. Lower 48 Land Drilling.............................     175.2      108.9       66.3    61%
    U.S. Offshore...........................................      13.8       13.4         .4     3%
    Alaska..................................................       7.8        8.7        (.9)  (10%)
    Canada..................................................      63.2       58.8        4.4     7%
    International (11)......................................      65.0       57.1        7.9    14%
                                                              --------   --------   --------
         Total rig years....................................     325.0      246.9       78.1    32%
                                                              --------   --------   --------
  Rig hours: (12)
    U.S. Land Well-servicing................................   275,148    273,513      1,635     1%
    Canadian Well-servicing.................................   117,596     92,702     24,894    27%
                                                              --------   --------   --------
         Total rig hours....................................   392,744    366,215     26,529     7%
                                                              --------   --------   --------

---------------

 (1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.2 million and $.9 million for the three months ended March 31, 2004 and 2003, respectively.

 (3) Represents our oil and gas exploration, development and production operations.

 (4) The percentage is so large that it is not meaningful.

 (5) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (6) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $2.6 million and $5.0 million for the three months ended March 31, 2004 and 2003, respectively.

 (7) Represents the elimination of inter-segment transactions.

 (8) Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America
     (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table set forth immediately following the heading Results of Operations above.

 (9) Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(10) Excludes well-servicing rigs, which are measured in rig hours. Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(11) International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years and 3.0 years during the three months ended March 31, 2004 and 2003, respectively.

(12) Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Operating revenues and Earnings from unconsolidated affiliates for the three months ended March 31, 2004 totaled $596.8 million, representing an increase of $141.1 million, or 31%, as compared to the prior year quarter. Adjusted income derived from operating activities and net income for the three months ended March 31, 2004 totaled $85.1 million and $71.7 million ($.46 per diluted share), respectively, representing increases of 52% and 49% compared to the prior year quarter.

     The increase in our operating results during the three months ended March 31, 2004 primarily resulted from higher revenues realized by our U.S. Lower 48 Land Drilling and Canadian operations. Revenues increased for these business units as a result of higher activity levels and average dayrates in the first quarter of 2004 compared to the prior year quarter. This increase in activity reflects an increase in demand for our services in these markets during 2003 and 2004, which resulted from continuing higher price levels for natural gas during 2003 and 2004.

     Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $5.31 per million cubic feet (mcf) during the period from April 1, 2003 through March 31, 2004, up from a $4.30 per mcf average during the period from April 1, 2002 through March 31, 2003. West

Texas intermediate spot oil prices (per Bloomberg) averaged $31.40 per barrel during the period from April 1, 2003 through March 31, 2004, up from a $29.16 per barrel average during the period from April 1, 2002 through March 31, 2003.

     Our operating results for 2004 are expected to increase from levels realized during 2003 given our current expectations of commodity prices and the related impact on drilling and well-servicing activity during 2004. However, our operating results for the second quarter of 2004 are expected to decrease from levels realized during the first quarter of 2004 primarily as a result of an expected seasonal decline in activity for our Canadian and, to a lesser extent, our Alaskan operations. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter, and then generally increase over the last half of the year. We expect to see an overall continued improvement in activity across a majority of our business units for 2004 as a whole, including our Canadian, U.S. Lower 48 Land Drilling, U.S. Offshore (Gulf of Mexico), International and U.S. Land Well-servicing operations. In addition to this expected increase in overall activity, our U.S. Offshore operations are expected to improve as a result of incremental revenues from three new platform rigs for deepwater development projects, one of which commenced operations in the first quarter of 2004, with the other two expected to commence operations late in the second quarter of 2004. Results for our International operations should also be improved as we expect rigs operating under a number of long-running contracts, that were unexpectedly idled late in 2003, to return to work in 2004. We expect results from our operations in Alaska to be reduced overall during 2004 compared to 2003, as three significant long-term contracts were completed late in 2003 and have not yet been renewed or replaced.

     Contract Drilling. Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore. Operating revenues and Earnings from unconsolidated affiliates for our Contract Drilling operating segments totaled $535.3 million and adjusted income derived from operating activities totaled $92.2 million during the three months ended March 31, 2004, representing increases of 30% and 54%, respectively, compared to the three months ended March 31, 2003. Rig years (excluding well-servicing rigs) increased to 325.0 years during the three months ended March 31, 2004 from 246.9 years during the three months ended March 31, 2003 as a result of increased capital spending by our customers, which resulted from the improvement in commodity prices discussed above.

     U.S. Lower 48 Land Drilling Operating revenues and adjusted income derived from operating activities totaled $153.4 million and $8.6 million, respectively, during the three months ended March 31, 2004, representing increases of 70% and 318%, respectively, compared to the prior year quarter. These increases resulted from the increase in drilling activity driven by higher natural gas prices, which is reflected in the increase in rig years to 175.2 years during the first quarter of 2004 compared to 108.9 years during the prior year quarter, and higher average dayrates.

     U.S. Land Well-servicing Operating revenues and adjusted income derived from operating activities totaled $79.5 million and $9.7 million, respectively, during the three months ended March 31, 2004, representing increases of 4% and 1%, respectively, compared to the prior year quarter. These increases primarily resulted from a marginal increase in average dayrates compared to the prior year quarter, which was primarily attributable to an increase in workover activity as a percentage of total well-servicing sales, and slightly higher well-servicing hours, which totaled 275,148 hours during the first quarter of 2004 compared to 273,513 hours during the prior year quarter. The increase in adjusted income derived from operating activities, resulting from higher operating revenues, was partially offset by higher labor, maintenance and repair costs in the first quarter of 2004 compared to the prior year quarter.

     U.S. Offshore Operating revenues and adjusted income derived from operating activities totaled $31.3 million and $4.8 million, respectively, during the three months ended March 31, 2004, representing increases of 44% and 221%, respectively, compared to the prior year quarter. These increases primarily resulted from higher average dayrates for most rigs and from slightly higher rig years compared to the prior year quarter. Rig years for our U.S. Offshore operations totaled 13.8 years for the first quarter of 2004 compared to 13.4 years during the prior year quarter.

     Alaskan Operating revenues and adjusted income derived from operating activities totaled $29.3 million and $7.2 million, respectively, during the three months ended March 31, 2004, representing decreases of 18% and 53%, respectively, compared to the prior year quarter. These decreases primarily resulted from an incremental $5.7 million of Operating revenues recorded in the first quarter of 2003, representing business interruption insurance proceeds related to the damage incurred on one of our land drilling rigs in 2001, and lower drilling activity, which was only partially offset by higher average dayrates in the first quarter of 2004 compared to the prior year quarter. The decrease in drilling activity is reflected in the decrease in rig years to 7.8 years during the first quarter of 2004 from 8.7 years during the prior year quarter.

     Canadian Operating revenues and adjusted income derived from operating activities totaled $138.8 million and $43.3 million, respectively, during the three months ended March 31, 2004, representing increases of 38% and 66%, respectively, compared to the prior year quarter. These increases reflect an increase in drilling and well-servicing revenues, which resulted from an overall increase in drilling and well-servicing activity driven by increased commodity prices, and an increase in average dayrates. Rig years in Canada increased to
63.2 years during the first quarter of 2004 from 58.8 years during the prior year quarter. Well-servicing hours totaled 117,596 hours during the first quarter of 2004 compared to 92,702 hours during the prior year quarter.

     International Operating revenues and Earnings from unconsolidated affiliates and adjusted income derived from operating activities totaled $103.0 and $18.6 million, respectively, during the three months ended March 31, 2004, representing increases of 18% and 11%, respectively, compared to the prior year quarter. The improved results for the first quarter of 2004 primarily resulted from an increase in operations in Mexico and from the addition of operations in India and Indonesia, which began in the last half of 2003. International rig years increased to 65.0 years during the first quarter of 2004 from 57.1 years during the prior year quarter.

     Oil and Gas. This operating segment represents our oil and gas exploration, development and production operations. Oil and Gas Operating revenues and adjusted income derived from operating activities totaled $21.1 million and $4.5 million, respectively, during the three months ended March 31, 2004, compared to $1.6 million and $1.0 million during the prior year quarter. These increases resulted from the agreements executed with El Paso Corporation in the fourth quarter of 2003.

     Other Operating Segments. These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. Operating revenues and Earnings from unconsolidated affiliates for our Other Operating Segments totaled $55.9 million during the three months ended March 31, 2004 representing only a slight increase of 1% compared to the prior year quarter. This increase primarily resulted from increased sales of directional drilling and rig instrumentation systems compared to the prior year quarter. Adjusted loss derived from operating activities totaled $.4 million during the three months ended March 31, 2004 compared to adjusted income derived from operating activities totaling $5.6 million during the prior year quarter. This decline primarily resulted from decreased margins from our marine transportation and supply services, which was driven by lower average dayrates compared to prior year quarter.

     Other Financial Information. General and administrative expenses totaled $45.6 million in the first quarter of 2004, representing an increase of $4.4 million, or 11%, compared to the prior year quarter primarily resulting from increased activity for a number of our operating segments including our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian and International operations. As a percentage of operating revenues, general and administrative expenses decreased (7.7% vs. 9.2%) during the first quarter of 2004 compared to the prior year quarter as these expenses were spread over a larger revenue base.

     Depreciation and amortization expense totaled $60.5 million in the first quarter of 2004, representing an increase of $6.9 million, or 13%, compared to the prior year quarter, and depletion expense totaled $15.6 million in the first quarter of 2004 compared to only $0.4 million in the prior year quarter. Depreciation and amortization expense increased primarily as a result of an increase in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations, and depreciation on capital expenditures made during the last three quarters of 2003 and the first quarter of 2004. Depletion expense increased as a result of depletion on oil and gas properties added through our agreements with El Paso Corporation in the fourth quarter of 2003.

     Interest expense totaled $15.9 million in the first quarter of 2004, representing a decrease of $4.2 million, or 21%, compared to the prior year quarter resulting from the issuance of our $700 million zero coupon senior exchangeable notes in June 2003. Such notes will not accrue interest unless we become obligated to pay contingent interest. The amount of contingent interest payable per note in respect to any six-month period will equal 0.185% of the principal amount of a note commencing on or after June 15, 2008 only if certain conditions are met. The proceeds from this debt issuance were used in June 2003 to redeem our $825 million zero coupon convertible senior debentures that had an effective interest rate of 2.5%.

     Interest income totaled $6.5 million in the first quarter of 2004, representing a decrease of $1.2 million, or 15%, compared to the prior year quarter, reflecting lower average yields on investments resulting from the overall declining interest rate environment partially offset by higher average cash and marketable securities balances.

     Other income totaled $4.4 million in the first quarter of 2004, representing an increase of $4.4 million compared to the prior year quarter. Other income for the three months ended March 31, 2004 includes net gains on marketable and non-marketable securities of approximately $5.7 million, partially offset by mark-to-market losses recorded on our range cap and floor derivative instrument of approximately $2.5 million. Other income for the three months ended March 31, 2003 includes $2.4 million in gains on long-term assets primarily resulting from the $1.9 million gain on a casualty insurance settlement in our Alaskan operations offset by a mark-to-market loss of approximately $1.1 million recorded on our range cap and floor derivative instrument and a net loss on marketable securities of approximately $.5 million.

     Our effective income tax (benefit) rate was 10.5% during the three months ended March 31, 2004 compared to (10.1%) for the three months ended March 31, 2003. The change from an income tax benefit in the 2003 quarter to an income tax expense in the 2004 quarter resulted from a higher proportion of our income being generated in the U.S. for the three months ended March 31, 2004 compared to the prior year quarter. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Our tax rate for the three months ended March 31, 2004 and 2003 was decreased by tax savings realized as a result of our corporate reorganization effective June 24, 2002. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various legislative proposals introduced in the U.S. Congress, and any responsive action taken by Nabors.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Our cash flows primarily depend on the level of spending by our primary customers, oil and gas companies, for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain uses of cash, such as the level of non-sustaining capital expenditures, purchases and sales of marketable securities, issuances of debt and repurchases of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2004 and 2003.

     Operating Activities. Net cash provided by operating activities totaled $102.1 million during the three months ended March 31, 2004, compared to net cash provided by operating activities totaling $50.5 million during the prior year quarter. During the three months ended March 31, 2004 and 2003, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital and other balance sheet accounts.

     Investing Activities. Net cash used for investing activities totaled $160.5 million during the three months ended March 31, 2004, compared to $36.6 million used for investing activities during the prior year quarter. During the three months ended March 31, 2004, cash was used for purchases, net of sales, of marketable and non-marketable securities and capital expenditures. During the prior year quarter, cash was used for capital expenditures and was provided by sales, net of purchases, of marketable and non-marketable securities.

     Financing Activities. Financing activities provided cash totaling $41.4 million during the three months ended March 31, 2004 compared to cash provided by financing activities of $9.8 million during the prior year quarter. During the current year quarter, cash was provided by our receipt of proceeds totaling $39.3 million from the exercise of options to acquire our common shares. During the prior year quarter, cash was provided by an increase in cash overdrafts and our receipt of proceeds totaling $4.9 million from the exercise of options to acquire our common shares.

FUTURE CASH REQUIREMENTS

     As of March 31, 2004, we had long-term debt, including current maturities, of $2.3 billion and cash and cash equivalents and investments in marketable securities of $1.5 billion.

     On April 15, 2004, we made a payment of $305.3 million upon maturity of our 6.8% senior notes, representing principal of $295.3 million, which was included in our consolidated balance sheet as current portion of long-term debt as of March 31, 2004, and accrued interest of $10.0 million.

     Our $1.381 billion zero coupon convertible senior debentures due 2021 can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016, for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. The amount of the purchase price would total $826.8 million, $936.2 million and $1.1 billion if the debentures were put to us on February 5, 2006, February 5, 2011 or February 5, 2016, respectively. Our $700 million zero coupon senior exchangeable notes due 2023 can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018, for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any. We may elect to pay all or a portion of the purchase price of the debentures and the notes in common shares instead of cash, depending upon our cash balances and cash requirements at that time. We do not presently anticipate using common shares to satisfy any such future purchase obligations. In accordance with the indentures with respect to the debentures and the notes, we cannot redeem the $1.381 billion debentures before February 5, 2006 and the $700 million notes before June 15, 2008. After those dates, we may redeem all or a portion of the debentures and notes for cash at any time at their accreted value.

     As of March 31, 2004, we had outstanding capital expenditure purchase commitments of approximately $35.3 million, primarily for rig-related enhancing and sustaining capital expenditures. In addition, we estimate that we will contribute approximately $42.4 million and $2.3 million in conjunction with our agreements with El Paso Corporation during the remainder of 2004 and during 2005, respectively.

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

     See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included in Note 4 to our accompanying consolidated financial statements.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

     Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. As of March 31, 2004, we had cash and cash equivalents and investments in marketable securities of $1.5 billion (including $634.5 million of long-term marketable securities) and working capital of $969.0 million. This compares to cash and cash equivalents and investments in marketable securities of $1.5 billion (including $612.4 million of long-term marketable securities) and working capital of $917.3 million as of December 31, 2003.

     Our funded debt to capital ratio was 0.47:1 as of March 31, 2004 and 0.48:1 as of December 31, 2003. Our net funded debt to capital ratio was 0.22:1 as of March 31, 2004 and 0.23:1 as of December 31, 2003. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Our interest coverage ratio was 8.0:1 as of March 31, 2004, compared to 6.8:1 as of December 31, 2003. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, and depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

     We have three letter of credit facilities and a Canadian line of credit facility with various banks as of March 31, 2004. Availability and borrowings under our credit facilities as of March 31, 2004 are as follows:

(IN THOUSANDS)
Credit available............................................  $ 96,576
Letters of credit outstanding...............................   (55,311)
                                                              --------
Remaining availability......................................  $ 41,265
                                                              --------

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

     Our current cash and cash equivalents, investments in marketable securities and projected cash flow generated from current operations are expected to more than adequately finance our sustaining capital expenditures, our debt service requirements, including payments at maturity of our 6.8% senior notes due April 15, 2004, and all other expected cash requirements for the next twelve months.

     See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

RECENT ACCOUNTING PRONOUNCEMENTS

     We currently account for stock-based compensation as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and because we grant options at prices equal to the market price of our shares on the date of the grant we do not record compensation expense related to these grants. On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, "Share-Based Payment," which, if enacted in its current form, would eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards. The proposed statement would be effective for stock options granted or modified in fiscal years beginning after December 15, 2004. Additionally, for stock options granted or modified after

December 15, 1994 that have not vested as of the effective date of the proposed statement, compensation cost will be measured and recorded based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," presented in Note 2 to our accompanying consolidated financial statements. If enacted in its proposed form, the proposed statement may have a material adverse effect on our results of operations in future periods.

     In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003 the FASB issued a revision to FIN 46, Interpretation No. 46R (FIN 46R), to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Our adoption of FIN 46R as of March 31, 2004 did not have a material affect on our financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

     We disclosed our critical accounting policies in our 2003 Annual Report on Form 10-K. No significant changes have occurred to those policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We may be exposed to market risk through changes in interest rates and foreign currency risk due to our operations in international markets as discussed in our 2003 Annual Report on Form 10-K. Material changes in our exposure to market risk from that disclosed in our 2003 Annual Report on Form 10-K are discussed below.

     The fair value of our interest rate swap agreement recorded as a derivative asset and included in other long-term assets totaled approximately $11.1 million and $4.2 million as of March 31, 2004 and December 31, 2003, respectively. The carrying value of our 5.375% senior notes has been increased by the same amount as of March 31, 2004 and December 31, 2003.

     The fair value of our range cap and floor transaction recorded as a derivative liability and included in other long-term liabilities totaled approximately $5.5 million and $3.7 million as of March 31, 2004 and December 31, 2003, respectively. We recorded a mark-to-market loss, included in other income, of approximately $2.5 million for the three months ended March 31, 2004 resulting from the change in cumulative fair value of this derivative instrument during the three months ended March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

     We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Exchange Act) under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as of the end of this period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information relating to Nabors and its consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act.

     (b) Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 15    Awareness Letter of Independent Accountants.
 31.1  Certification of Chairman and Chief Executive Officer
       pursuant to Rule 13a-14(a) of the Securities Exchange Act of
       1934, as Adopted Pursuant to Section 302 of the Sarbanes-
       Oxley Act of 2002.
 31.2  Certification of Vice President and Chief Financial Officer
       pursuant to Rule 13a-14(a) of the Securities Exchange Act of
       1934, as Adopted Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002.
 32.1  Certification of Chairman and Chief Executive Officer, and
       Vice President and Chief Financial Officer pursuant to 18
       U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
       the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

      - Report on Form 8-K furnished to the U.S. Securities and Exchange Commission on January 30, 2004, with respect to Nabors' press release announcing results for the fourth quarter and full year ended December 31, 2003.

                                 EXHIBIT INDEX

EXHIBITS

 15    Awareness Letter of Independent Accountants.
 31.1  Certification of Chairman and Chief Executive Officer
       pursuant to Rule 13a-14(a) of the Securities Exchange Act of
       1934, as Adopted Pursuant to Section 302 of the Sarbanes-
       Oxley Act of 2002.
 31.2  Certification of Vice President and Chief Financial Officer
       pursuant to Rule 13a-14(a) of the Securities Exchange Act of
       1934, as Adopted Pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002.
 32.1  Certification of Chairman and Chief Executive Officer, and
       Vice President and Chief Financial Officer pursuant to 18
       U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
       the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NABORS INDUSTRIES LTD.

                                          /s/ Anthony G. Petrello
                                          --------------------------------------
                                          Anthony G. Petrello
                                          Deputy Chairman, President and Chief
                                          Operating Officer

                                          /s/ Bruce P. Koch
                                          --------------------------------------
                                          Bruce P. Koch
                                          Vice President and Chief Financial
                                          Officer

Dated: May 7, 2004