Form 10-Q
period 2004-06-30
NABORS INDUSTRIES LTD
filed 2004-08-06
CIK 1163739

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                Yes  X   No  ___

     The number of common shares, par value $.001 per share, outstanding as of July 30, 2004 was 148,761,507. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 271,381 exchangeable shares outstanding as of July 30, 2004 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE NO.
                                                                           --------
                           PART I FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of June 30, 2004 and December
            31, 2003....................................................       2

            Consolidated Statements of Income for the Three Months and
            Six Months Ended June 30, 2004 and 2003.....................       3

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2004 and 2003................................       4

            Consolidated Statements of Changes in Shareholders' Equity
            for the Six Months Ended June 30, 2004 and 2003.............       5

            Notes to Consolidated Financial Statements..................       7

            Report of Independent Registered Public Accounting Firm.....      25

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      26

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk........................................................      38

Item 4.     Controls and Procedures.....................................      38

                             PART II OTHER INFORMATION

Item 1.     Legal Proceedings...........................................      40

Item 4.     Submission of Matters to a Vote of Security Holders.........      40

Item 6.     Exhibits and Reports on Form 8-K............................      41

Signatures  ............................................................      42

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2004          2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      ----------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  362,587    $  579,737
  Marketable securities.....................................     425,028       339,936
  Accounts receivable, net..................................     411,034       410,487
  Inventory.................................................      21,631        23,289
  Deferred income taxes.....................................      32,423        36,442
  Other current assets......................................     126,000       125,756
                                                              ----------    ----------
     Total current assets...................................   1,378,703     1,515,647
Marketable securities.......................................     432,152       612,417
Property, plant and equipment, net..........................   3,117,872     2,990,792
Goodwill, net...............................................     311,343       315,627
Other long-term assets......................................     210,598       168,209
                                                              ----------    ----------
     Total assets...........................................  $5,450,668    $5,602,692
                                                              ----------    ----------
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    4,147    $  299,385
  Trade accounts payable....................................     155,863       128,840
  Accrued liabilities.......................................     155,355       160,745
  Income taxes payable......................................       4,282         9,403
                                                              ----------    ----------
     Total current liabilities..............................     319,647       598,373
Long-term debt..............................................   1,989,568     1,985,553
Other long-term liabilities.................................     142,861       155,667
Deferred income taxes.......................................     354,490       372,824
                                                              ----------    ----------
  Total liabilities.........................................   2,806,566     3,112,417
                                                              ----------    ----------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Common shares, par value $.001 per share:
     Authorized common shares 400,000; issued and
      outstanding 148,651 and 146,656, respectively.........         149           147
  Capital in excess of par value............................   1,328,825     1,270,362
  Accumulated other comprehensive income....................      76,880        99,583
  Retained earnings.........................................   1,238,248     1,120,183
                                                              ----------    ----------
     Total shareholders' equity.............................   2,644,102     2,490,275
                                                              ----------    ----------
     Total liabilities and shareholders' equity.............  $5,450,668    $5,602,692
                                                              ----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                   -------------------   ---------------------
                                                     2004       2003        2004        2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           --------   --------   ----------   --------
Revenues and other income:
  Operating revenues.............................  $530,715   $432,552   $1,123,696   $882,389
  Earnings from unconsolidated affiliates........     1,153      1,359        4,975      7,262
  Interest and dividend income...................     7,879      6,998       14,384     14,691
  Other income, net..............................     6,907         23       11,326         47
                                                   --------   --------   ----------   --------
     Total revenues and other income.............   546,654    440,932    1,154,381    904,389
                                                   --------   --------   ----------   --------
Costs and other deductions:
  Direct costs...................................   368,941    298,791      758,981    603,351
  General and administrative expenses............    45,441     40,483       91,040     81,728
  Depreciation and amortization..................    60,843     55,882      121,331    109,460
  Depletion......................................     9,977        770       25,587      1,118
  Interest expense...............................    11,387     18,644       27,246     38,714
                                                   --------   --------   ----------   --------
     Total costs and other deductions............   496,589    414,570    1,024,185    834,371
                                                   --------   --------   ----------   --------
Income before income taxes.......................    50,065     26,362      130,196     70,018
                                                   --------   --------   ----------   --------
Income tax expense (benefit):
  Current........................................     6,391      3,226       10,596      7,286
  Deferred.......................................    (2,674)    (5,883)       1,535    (14,344)
                                                   --------   --------   ----------   --------
     Total income tax expense (benefit)..........     3,717     (2,657)      12,131     (7,058)
                                                   --------   --------   ----------   --------
Net income.......................................  $ 46,348   $ 29,019   $  118,065   $ 77,076
                                                   --------   --------   ----------   --------
Earnings per share:
  Basic..........................................  $    .31   $    .20   $      .80   $    .53
  Diluted........................................  $    .30   $    .19   $      .76   $    .50
Weighted average number of common shares
  outstanding:
  Basic..........................................   148,866    146,382      148,425    146,045
                                                   --------   --------   ----------   --------
  Diluted........................................   155,234    153,359      163,417    160,487
                                                   --------   --------   ----------   --------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2004       2003
(IN THOUSANDS)                                                --------   ---------
Cash flows from operating activities:
Net income..................................................  $118,065   $  77,076
Adjustments to net income:
  Depreciation and amortization.............................   121,331     109,460
  Depletion.................................................    25,587       1,118
  Deferred income tax expense (benefit).....................     1,535     (14,344)
  Deferred financing costs amortization.....................     2,620       2,720
  Pension liability amortization............................       428          --
  Discount amortization on long-term debt...................    10,065      15,569
  Amortization of loss on cash flow hedges..................        76          75
  Losses (gains) on long-term assets, net...................       241      (3,277)
  Gains on marketable and non-marketable securities, net....    (6,500)     (2,627)
  (Gains) losses on derivative instruments..................    (3,087)      3,701
  Sales of marketable securities, trading...................        --       4,484
  Foreign currency transaction losses (gains)...............       106        (351)
  Loss on early extinguishment of debt......................        --         908
  Equity in earnings from unconsolidated affiliates, net of
     dividends..............................................    (3,975)     (1,762)
Increase (decrease) from changes in:
  Accounts receivable.......................................    (8,117)    (22,088)
  Inventory.................................................     1,554        (709)
  Other current assets......................................    (4,983)     (4,562)
  Other long-term assets....................................    (1,426)    (15,836)
  Trade accounts payable and accrued liabilities............    16,669       3,721
  Income taxes payable......................................    (5,986)     (6,562)
  Other long-term liabilities...............................    (8,672)       (945)
                                                              --------   ---------
Net cash provided by operating activities...................   255,531     145,769
                                                              --------   ---------
Cash flows from investing activities:
  Purchases of marketable securities, available-for-sale....  (373,118)   (492,947)
  Sales and maturities of marketable securities,
     available-for-sale.....................................   465,676     697,923
  Purchases of non-marketable securities, net...............   (52,880)    (20,001)
  Sales of non-marketable securities........................    22,773          --
  Capital expenditures......................................  (289,327)   (156,086)
  Proceeds from sales of assets and insurance claims........     2,588       8,996
                                                              --------   ---------
Net cash (used for) provided by investing activities........  (224,288)     37,885
                                                              --------   ---------
Cash flows from financing activities:
  Increase (decrease) in cash overdrafts....................     5,417      (2,386)
  (Increase) decrease in restricted cash....................       (68)      1,232
  Proceeds from issuance of long-term debt..................        --     700,000
  Reduction of long-term debt...............................  (298,117)   (541,021)
  Debt issuance costs.......................................        --     (10,841)
  Proceeds from issuance of common shares...................    42,628      23,430
                                                              --------   ---------
Net cash (used for) provided by financing activities........  (250,140)    170,414
                                                              --------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     1,747       4,379
                                                              --------   ---------
Net (decrease) increase in cash and cash equivalents........  (217,150)    358,447
Cash and cash equivalents, beginning of period..............   579,737     414,051
                                                              --------   ---------
Cash and cash equivalents, end of period....................  $362,587   $ 772,498
                                                              --------   ---------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                  ACCUMULATED OTHER
                                                                             COMPREHENSIVE INCOME (LOSS)
                                     COMMON                     ------------------------------------------------------
                                     SHARES                       UNREALIZED      MINIMUM     UNREALIZED
                                 ---------------   CAPITAL IN   GAINS (LOSSES)    PENSION      LOSS ON     CUMULATIVE
                                            PAR    EXCESS OF    ON MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION    RETAINED
                                 SHARES    VALUE   PAR VALUE      SECURITIES     ADJUSTMENT     HEDGES     ADJUSTMENT     EARNINGS
                                 -------   -----   ----------   --------------   ----------   ----------   -----------   ----------
(IN THOUSANDS)
Balances, December 31, 2003....  146,656   $147    $1,270,362      $ 4,969        $(2,815)     $(1,294)     $ 98,723     $1,120,183
                                 -------   ----    ----------      -------        -------      -------      --------     ----------
Comprehensive income (loss):
  Net income...................                                                                                             118,065
  Translation adjustment.......                                                                              (19,123)
  Unrealized losses on
    marketable securities, net
    of income tax benefit of
    $927.......................                                     (1,578)
      Less: reclassification
        adjustment for gains
        included in net income,
        net of income taxes of
        $1,379.................                                     (2,348)
  Pension liability
    amortization, net of income
    taxes of $158..............                                                       270
  Amortization of loss on cash
    flow hedges................                                                                     76
                                 -------   ----    ----------      -------        -------      -------      --------     ----------
      Total comprehensive
        income (loss)..........       --     --            --       (3,926)           270           76       (19,123)       118,065
                                 -------   ----    ----------      -------        -------      -------      --------     ----------
Issuance of common shares for
  stock options exercised......    1,906      2        42,626
Nabors Exchangeco shares
  exchanged....................       89
Tax effect of stock option
  deductions...................                        15,837
                                 -------   ----    ----------      -------        -------      -------      --------     ----------
      Subtotal.................    1,995      2        58,463           --             --           --            --             --
                                 -------   ----    ----------      -------        -------      -------      --------     ----------
Balances, June 30, 2004........  148,651   $149    $1,328,825      $ 1,043        $(2,545)     $(1,218)     $ 79,600     $1,238,248
                                 -------   ----    ----------      -------        -------      -------      --------     ----------


                                     TOTAL
                                 SHAREHOLDERS'
                                    EQUITY
                                 -------------
(IN THOUSANDS)
Balances, December 31, 2003....   $2,490,275
                                  ----------
Comprehensive income (loss):
  Net income...................      118,065
  Translation adjustment.......      (19,123)
  Unrealized losses on
    marketable securities, net
    of income tax benefit of
    $927.......................       (1,578)
      Less: reclassification
        adjustment for gains
        included in net income,
        net of income taxes of
        $1,379.................       (2,348)
  Pension liability
    amortization, net of income
    taxes of $158..............          270
  Amortization of loss on cash
    flow hedges................           76
                                  ----------
      Total comprehensive
        income (loss)..........       95,362
                                  ----------
Issuance of common shares for
  stock options exercised......       42,628
Nabors Exchangeco shares
  exchanged....................           --
Tax effect of stock option
  deductions...................       15,837
                                  ----------
      Subtotal.................       58,465
                                  ----------
Balances, June 30, 2004........   $2,644,102
                                  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                      IN SHAREHOLDERS' EQUITY (CONTINUED)
                                  (UNAUDITED)

                                                                                 ACCUMULATED OTHER
                                                                            COMPREHENSIVE INCOME (LOSS)
                                                               ------------------------------------------------------
                                 COMMON SHARES                   UNREALIZED      MINIMUM     UNREALIZED
                                ---------------   CAPITAL IN   GAINS (LOSSES)    PENSION      LOSS ON     CUMULATIVE
                                           PAR    EXCESS OF    ON MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION    RETAINED
                                SHARES    VALUE   PAR VALUE      SECURITIES     ADJUSTMENT     HEDGES     ADJUSTMENT     EARNINGS
(IN THOUSANDS)                  -------   -----   ----------   --------------   ----------   ----------   -----------   ----------
Balances, December 31, 2002...  144,965   $145    $1,233,598       $5,646        $(2,205)     $(1,444)      $(5,240)    $  927,955
                                -------   ----    ----------       ------        -------      -------       -------     ----------
Comprehensive income (loss):
  Net income..................                                                                                              77,076
  Translation adjustment......                                                                               80,546
  Unrealized gains on
    marketable securities, net
    of income taxes of
    $1,021....................                                      1,738
    Less: reclassification
      adjustment for gains
      included in net income,
      net of income taxes of
      $889....................                                     (1,514)
  Amortization of loss on cash
    flow hedges...............                                                                     75
                                -------   ----    ----------       ------        -------      -------       -------     ----------
      Total comprehensive
        income (loss).........       --     --            --          224             --           75        80,546         77,076
                                -------   ----    ----------       ------        -------      -------       -------     ----------
Issuance of common shares for
  stock options exercised.....    1,087      2        17,428
Issuance of common shares in
  connection with the New
  Prospect warrants
  exercised...................      200                6,000
Issuance of common shares in
  connection with the Enserco
  warrants exercised..........       48
Nabors Exchangeco shares
  exchanged...................      152
Tax effect of stock option
  deductions..................                         9,691
                                -------   ----    ----------       ------        -------      -------       -------     ----------
      Subtotal................    1,487      2        33,119           --             --           --            --             --
                                -------   ----    ----------       ------        -------      -------       -------     ----------
Balances, June 30, 2003.......  146,452   $147    $1,266,717       $5,870        $(2,205)     $(1,369)      $75,306     $1,005,031
                                -------   ----    ----------       ------        -------      -------       -------     ----------


                                    TOTAL
                                SHAREHOLDERS'
                                   EQUITY
(IN THOUSANDS)                  -------------
Balances, December 31, 2002...   $2,158,455
                                 ----------
Comprehensive income (loss):
  Net income..................       77,076
  Translation adjustment......       80,546
  Unrealized gains on
    marketable securities, net
    of income taxes of
    $1,021....................        1,738
    Less: reclassification
      adjustment for gains
      included in net income,
      net of income taxes of
      $889....................       (1,514)
  Amortization of loss on cash
    flow hedges...............           75
                                 ----------
      Total comprehensive
        income (loss).........      157,921
                                 ----------
Issuance of common shares for
  stock options exercised.....       17,430
Issuance of common shares in
  connection with the New
  Prospect warrants
  exercised...................        6,000
Issuance of common shares in
  connection with the Enserco
  warrants exercised..........           --
Nabors Exchangeco shares
  exchanged...................           --
Tax effect of stock option
  deductions..................        9,691
                                 ----------
      Subtotal................       33,121
                                 ----------
Balances, June 30, 2003.......   $2,349,497
                                 ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS

     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 750 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 200 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 45 platform rigs, 19 jack-up units, and three barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 17 rigs.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2003. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2004, and the results of our operations for each of the three-month and six-month periods ended June 30, 2004 and 2003, and our cash flows for each of the six-month periods ended June 30, 2004 and 2003, in accordance with GAAP. Interim results for the three and six months ended June 30, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004.

     Our independent registered public accounting firm has performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

PRINCIPLES OF CONSOLIDATION

     Our consolidated financial statements include the accounts of Nabors, all majority-owned subsidiaries, and all non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46R. All significant intercompany accounts and transactions are eliminated in consolidation.

     Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $66.2 million and $58.1 million as of June 30, 2004 and December 31, 2003, respectively, and are included in other long-term assets in our consolidated balance sheets.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior periods to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows.

STOCK-BASED COMPENSATION

     We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Nabors common shares at the date of grant over the amount an employee must pay to acquire the common shares. We grant options at prices equal to the market price of our shares on the date of grant and therefore do not record compensation expense related to these grants. Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on our net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation. Under the provisions of SFAS 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant estimated using an option pricing model such as the Black-Scholes option-pricing model (which we use in our calculations), and compensation cost is amortized over the applicable option vesting period.

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   ------------------
                                                          2004       2003       2004      2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                --------   --------   --------   -------
Net income, as reported...............................  $46,348    $29,019    $118,065   $77,076
Deduct: Total stock-based employee compensation
  expense determined under the fair value method for
  all awards, net of related tax effects..............   (6,415)    (3,708)    (10,252)   (6,583)
                                                        -------    -------    --------   -------
Pro forma net income-basic............................   39,933     25,311     107,813    70,493
Add: Interest expense on assumed conversion of our
  zero coupon convertible/exchangeable senior
  debentures/notes, net of tax (see Note 6)...........       --         --       6,180     3,639
                                                        -------    -------    --------   -------
Adjusted pro forma net income-diluted.................  $39,933    $25,311    $113,993   $74,132
                                                        -------    -------    --------   -------
Earnings per share:
  Basic-as reported...................................  $   .31    $   .20    $    .80   $   .53
  Basic-pro forma.....................................  $   .27    $   .17    $    .73   $   .48
  Diluted-as reported.................................  $   .30    $   .19    $    .76   $   .50
  Diluted-pro forma...................................  $   .26    $   .17    $    .70   $   .46

RECENT ACCOUNTING PRONOUNCEMENT

     In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003 the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Our adoption of FIN 46R on March 31, 2004 did not have a material effect on our financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2004.

NOTE 3  LONG-TERM DEBT

     On April 15, 2004, we made a payment of $305.3 million upon maturity of our 6.8% senior notes, representing principal of $295.3 million and accrued interest of $10.0 million. These senior notes were included in our consolidated balance sheet as current portion of long-term debt as of December 31, 2003.

NOTE 4  INCOME TAXES

     Our effective income tax (benefit) rate was 7.4% and 9.3% during the three and six months ended June 30, 2004, respectively, compared to (10%) for the three and six months ended June 30, 2003. The change from an income tax benefit in the 2003 periods to an income tax expense in the 2004 periods resulted from a higher proportion of our income being generated in the U.S. for the three and six months ended June 30, 2004 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Our tax rate for the three and six months ended June 30, 2004 and 2003 was decreased by tax savings realized as a result of our corporate reorganization effective June 24, 2002. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various proposed changes to existing tax laws (including tax treaties), and any responsive action taken by Nabors.

NOTE 5  COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

     Recent Legislation, Coast Guard Regulations and Actions. Our Sea Mar division time charters supply vessels to offshore operators, primarily in U.S. waters. The vessels which operate in U.S. coastwise trade are owned by one of our financing company subsidiaries, but are operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. Our Sea Mar division time charters the vessels from this U.S. operating company in connection with our own offshore activities in the Gulf of Mexico and in support of other offshore operators.

     Recent legislation passed by the U.S. Congress would cause arrangements like that utilized by Sea Mar to no longer qualify vessels for employment in the U.S. coastwise trade. The legislation would eliminate Sea Mar's ability to continue to utilize this arrangement effective August 2007. Accordingly, we would be required to restructure the arrangement, redeploy the vessels outside the United States, or sell the vessels by such date.

     On February 4, 2004, the United States Coast Guard adopted final regulations which could cause arrangements like that utilized by Sea Mar to no longer qualify vessels for employment in the U.S. coastwise trade. The Coast Guard also has proposed regulations which would end the grandfathering provisions contained in the final regulations on February 4, 2007.

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

     As of June 30, 2004, the net assets of our Sea Mar division totaled approximately $162.5 million. During the three and six months ended June 30, 2004, our Sea Mar division had a loss before income taxes totaling $3,000 and $341,000, respectively.

LITIGATION

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

     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                                 MAXIMUM AMOUNT
                                                -------------------------------------------------
                                                REMAINDER
(IN THOUSANDS)                                   OF 2004     2005     2006   THEREAFTER    TOTAL
--------------                                  ---------   -------   ----   ----------   -------
Financial standby letters of credit...........   $1,065     $33,120   $ --     $  --      $34,185
Guarantee of residual value in lease
  agreements..................................      194         684     65        --          943
Contingent consideration in acquisition.......      714       1,429    357        --        2,500
                                                 ------     -------   ----     -----      -------
Total.........................................   $1,973     $35,233   $422     $  --      $37,628
                                                 ------     -------   ----     -----      -------

NOTE 6  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               2004       2003       2004       2003
----------------------------------------             --------   --------   --------   --------
Net income (numerator):
  Net income - basic...............................  $ 46,348   $ 29,019   $118,065   $ 77,076
  Add interest expense on assumed conversion of our
     zero coupon convertible/exchangeable senior
     debentures/ notes, net of tax:
     $825 million due 2020(1)......................        --         --         --      3,639
     $1.381 billion due 2021(2)....................        --         --      6,180         --
     $700 million due 2023(3)......................        --         --         --         --
                                                     --------   --------   --------   --------
  Adjusted net income - diluted....................  $ 46,348   $ 29,019   $124,245   $ 80,715
                                                     --------   --------   --------   --------
Earnings per share:
  Basic............................................  $    .31   $    .20   $    .80   $    .53
  Diluted..........................................  $    .30   $    .19   $    .76   $    .50
Shares (denominator):
  Weighted average number of shares outstanding-
     basic(4)......................................   148,866    146,382    148,425    146,045
  Net effect of dilutive stock options and warrants
     based on the treasury stock method............     6,368      6,977      6,501      6,783
  Assumed conversion of our zero coupon
     convertible/ exchangeable senior
     debentures/notes:
     $825 million due 2020(1)......................        --         --         --      7,659
     $1.381 billion due 2021(2)....................        --         --      8,491         --
     $700 million due 2023(3)......................        --         --         --         --
                                                     --------   --------   --------   --------
  Weighted average number of shares
     outstanding-diluted...........................   155,234    153,359    163,417    160,487
                                                     --------   --------   --------   --------

---------------

(1) Diluted earnings per share for the six months ended June 30, 2003 reflects the assumed conversion of our $825 million zero coupon convertible senior debentures, as the conversion in that period would have been dilutive. For the three months ended June 30, 2003, the weighted-average number of shares outstanding-diluted excludes 7.2 million potentially dilutive shares issuable upon the conversion of our $825 million zero coupon convertible senior debentures because the inclusion of such shares would have been anti-dilutive, given the level of net income for that quarter. We redeemed for cash the remaining outstanding principal amount of our $825 million zero coupon convertible senior debentures on June 20, 2003 and therefore these debentures did not impact the calculation of diluted earnings per share for the three and six months ended June 30, 2004.

(2) Diluted earnings per share for the six months ended June 30, 2004 reflects the assumed conversion of our $1.381 billion zero coupon convertible senior debentures, as the conversion in that period would have been dilutive. For the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2003, the weighted-average number of shares outstanding-diluted excludes
    8.5 million potentially dilutive shares issuable upon the conversion of our $1.381 billion zero coupon convertible senior debentures because the inclusion of such shares would have been anti-dilutive, given the level of net income for those periods. Net income for the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2003 excludes the related add-back of interest expense, net of tax, of $3.1 million, $3.0 million and $6.0 million, respectively, for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted-average number of shares outstanding-diluted had diluted earnings per share been at or above $.37, $.36 and $.71 for the three months ended June 30, 2004 and 2003 and six months ended June 30, 2003, respectively.

(3) Diluted earnings per share for the three and six months ended June 30, 2004 and 2003 excludes approximately 10.0 million potentially dilutive shares initially issuable upon the exchange of our $700 million zero coupon exchangeable senior notes. Such shares are contingently exchangeable under certain circumstances and would only be included in the calculation of the weighted-average number of shares outstanding-diluted if any of those criteria were met. Such criteria were not met during the three and six months ended June 30, 2004 and 2003. Based on the initial exchange price per share, these notes would be exchangeable for our common shares if the closing sale price per share of Nabors' common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to $84.12 for calendar quarters ending on or before June 30, 2008, and $77.11 for calendar quarters thereafter.

(4) Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors Exchangeco, respectively: 148.6 million and .3 million shares for the three months ended June 30, 2004; 145.9 million and .5 million shares for the three months ended June 30, 2003; 148.1 million and .3 million shares for the six months ended June 30, 2004; and 145.5 million and .5 million shares for the six months ended June 30, 2003. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors' common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 8,917,857 and 8,237,941 shares during the three and six months ended June 30, 2004, respectively, and 7,396,473 and 7,837,364 shares during the three and six months ended June 30, 2003, respectively.

     The holders of our $1.381 billion zero coupon convertible senior debentures and our $700 million zero coupon senior exchangeable notes have the right to require us to repurchase the debentures/notes at various dates commencing February 5, 2006 and June 15, 2008, respectively. We may pay the repurchase price for these securities with either cash or shares or a combination thereof. We do not presently anticipate using shares to satisfy any such future purchase obligations.

NOTE 7  SEGMENT INFORMATION

     The following tables set forth certain financial information with respect to our reportable segments:

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                   -------------------   ---------------------
                                                     2004       2003        2004        2003
                 (IN THOUSANDS)                    --------   --------   ----------   --------
Operating revenues and Earnings from
  unconsolidated affiliates:
  Contract Drilling:(1)
     U.S. Lower 48 Land Drilling.................  $172,049   $114,118   $  325,417   $204,207
     U.S. Land Well-servicing....................    88,162     81,504      167,641    158,164
     U.S. Offshore...............................    31,556     24,680       62,877     46,394
     Alaska......................................    19,701     30,446       49,038     66,414
     Canada......................................    61,905     49,836      200,671    150,624
     International...............................   107,185     96,599      210,172    183,790
                                                   --------   --------   ----------   --------
       Subtotal Contract Drilling(2).............   480,558    397,183    1,015,816    809,593
  Oil and Gas(3).................................    14,173      2,487       35,299      4,086
  Other Operating Segments(4)(5).................    52,740     46,572      108,678    101,761
  Other reconciling items(6).....................   (15,603)   (12,331)     (31,122)   (25,789)
                                                   --------   --------   ----------   --------
       Total.....................................  $531,868   $433,911   $1,128,671   $889,651
                                                   --------   --------   ----------   --------
Adjusted income (loss) derived from operating
  activities:(7)
  Contract Drilling:
     U.S. Lower 48 Land Drilling.................  $ 12,971   $  3,858   $   21,539   $    (79)
     U.S. Land Well-servicing....................    14,394     13,307       24,127     22,952
     U.S. Offshore...............................     4,796        530        9,613     (3,440)
     Alaska......................................     3,756     10,361       10,966     25,688
     Canada......................................     2,851     (1,631)      46,123     24,389
     International...............................    18,753     19,994       37,344     36,730
                                                   --------   --------   ----------   --------
       Subtotal Contract Drilling................    57,521     46,419      149,712    106,240
  Oil and Gas....................................       896      1,642        5,402      2,661
  Other Operating Segments.......................    (2,106)      (450)      (2,537)     5,187
                                                   --------   --------   ----------   --------
     Total segment adjusted income derived from
       operating activities......................    56,311     47,611      152,577    114,088
Other reconciling items(8).......................    (9,645)    (9,626)     (20,845)   (20,094)
Interest expense.................................   (11,387)   (18,644)     (27,246)   (38,714)
Interest and dividend income.....................     7,879      6,998       14,384     14,691
Other income, net................................     6,907         23       11,326         47
                                                   --------   --------   ----------   --------
Income before income taxes.......................  $ 50,065   $ 26,362   $  130,196   $ 70,018
                                                   --------   --------   ----------   --------

                                                              MARCH 31,    DECEMBER 31,
                                                                 2004          2003
                                                              ----------   ------------
(IN THOUSANDS)
Total assets:
  Contract Drilling:
     U.S. Lower 48 Land Drilling............................  $1,050,216    $  987,903
     U.S. Land Well-servicing...............................     272,845       246,312
     U.S. Offshore..........................................     414,637       386,196
     Alaska.................................................     207,908       218,222
     Canada.................................................     777,372       767,400
     International..........................................   1,046,041     1,001,058
                                                              ----------    ----------
       Subtotal Contract Drilling(9)........................   3,769,019     3,607,091
  Oil and Gas...............................................      81,080        67,898
  Other Operating Segments(10)..............................     316,896       337,622
  Other reconciling items(8)................................   1,283,673     1,590,081
                                                              ----------    ----------
       Total assets.........................................  $5,450,668    $5,602,692
                                                              ----------    ----------

---------------

 (1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.1 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and $2.2 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.

 (3) Represents our oil and gas exploration, development and production operations.

 (4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (5) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $.1 million and $.4 million for the three months ended June 30, 2004 and 2003, respectively, and $2.8 million and $5.4 million for the six months ended June 30, 2004 and 2003, respectively.

 (6) Represents the elimination of inter-segment transactions.

 (7) Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income
     (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

 (8) Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

 (9) Includes $32.9 million and $26.5 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2004 and December 31, 2003, respectively.

(10) Includes $33.3 million and $31.6 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2004 and December 31, 2003, respectively.

NOTE 8  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003, statements of income for the three and six months ended June 30, 2004 and 2003, and statements of cash flows for the six months ended June 30, 2004 and 2003 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                 JUNE 30, 2004
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...  $  169,118   $       --   $     18    $  193,451     $        --     $  362,587
  Marketable securities.......     385,412           --         --        39,616              --        425,028
  Accounts receivable, net....          --           --         --       411,034              --        411,034
  Inventory...................          --           --         --        21,631              --         21,631
  Other current assets........       5,253        4,559         --       148,611              --        158,423
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current assets......     559,783        4,559         18       814,343              --      1,378,703
Marketable securities.........     386,858           --         --        45,294              --        432,152
Property, plant and equipment,
  net.........................          --           --         --     3,117,872              --      3,117,872
Goodwill, net.................          --           --         --       311,343              --        311,343
Intercompany receivables......   1,340,391      826,836         --           522      (2,167,749)            --
Investments in affiliates.....     358,414    1,946,579    247,626     1,030,062      (3,516,506)        66,175
Other long-term assets........          --       17,104      1,064       126,255              --        144,423
                                ----------   ----------   --------    ----------     -----------     ----------
    Total assets..............  $2,645,446   $2,795,078   $248,708    $5,445,691     $(5,684,255)    $5,450,668
                                ----------   ----------   --------    ----------     -----------     ----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt......................  $       --   $    1,500   $     --    $    2,647     $        --     $    4,147
  Trade accounts payable......          --           23         --       155,840              --        155,863
  Accrued liabilities.........         521        6,363      4,102       144,369              --        155,355
  Income taxes payable........         744           --        374         3,164              --          4,282
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current
      liabilities.............       1,265        7,886      4,476       306,020              --        319,647
Long-term debt................          --    1,765,936    223,632            --              --      1,989,568
Other long-term liabilities...          --        1,858         --       141,003              --        142,861
Deferred income taxes.........          79       48,788         82       305,541              --        354,490
Intercompany payable..........          --           --      1,101     2,166,648      (2,167,749)            --
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities.........       1,344    1,824,468    229,291     2,919,212      (2,167,749)     2,806,566
                                ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity..........   2,644,102      970,610     19,417     2,526,479      (3,516,506)     2,644,102
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities and
      shareholders' equity....  $2,645,446   $2,795,078   $248,708    $5,445,691     $(5,684,255)    $5,450,668
                                ----------   ----------   --------    ----------     -----------     ----------

                                                               DECEMBER 31, 2003
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...  $  403,693   $        1   $     17    $  176,026     $        --     $  579,737
  Marketable securities.......     285,353           --         --        54,583              --        339,936
  Accounts receivable, net....          --           --         --       410,487              --        410,487
  Inventory...................          --           --         --        23,289              --         23,289
  Other current assets........       6,806        4,229         --       151,163              --        162,198
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current assets......     695,852        4,230         17       815,548              --      1,515,647
Marketable securities.........     571,327           --         --        41,090              --        612,417
Property, plant and equipment,
  net.........................          --           --         --     2,990,792              --      2,990,792
Goodwill, net.................          --           --         --       315,627              --        315,627
Intercompany receivables......   1,057,260    1,085,944        202            --      (2,143,406)            --
Investments in affiliates.....     170,089    2,065,230    236,829     1,095,882      (3,509,930)        58,100
Other long-term assets........          --       20,359        966        88,784              --        110,109
                                ----------   ----------   --------    ----------     -----------     ----------
    Total assets..............  $2,494,528   $3,175,763   $238,014    $5,347,723     $(5,653,336)    $5,602,692
                                ----------   ----------   --------    ----------     -----------     ----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt......................  $       --   $  295,267   $     --    $    4,118     $        --     $  299,385
  Trade accounts payable......           1           23         --       128,816              --        128,840
  Accrued liabilities.........         960       10,766      3,901       145,118              --        160,745
  Income taxes payable........       1,164         (190)      (111)        8,540              --          9,403
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current
      liabilities.............       2,125      305,866      3,790       286,592              --        598,373
Long-term debt................          --    1,762,054    223,499            --              --      1,985,553
Other long-term liabilities...          --        3,738         --       151,929              --        155,667
Deferred income taxes.........          79       61,623         82       311,040              --        372,824
Intercompany payable..........       2,049           --         --     2,141,357      (2,143,406)            --
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities.........       4,253    2,133,281    227,371     2,890,918      (2,143,406)     3,112,417
                                ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity..........   2,490,275    1,042,482     10,643     2,456,805      (3,509,930)     2,490,275
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities and
      shareholders' equity....  $2,494,528   $3,175,763   $238,014    $5,347,723     $(5,653,336)    $5,602,692
                                ----------   ----------   --------    ----------     -----------     ----------

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                    THREE MONTHS ENDED JUNE 30, 2004
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)              ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues......   $    --      $    --      $   --      $530,715       $     --        $530,715
                             -------      -------      ------      --------       --------        --------
  Earnings from
     unconsolidated
     affiliates...........        --           --          --         1,153             --           1,153
  Earnings from
     consolidated
     affiliates...........    18,329        7,434       3,639        12,969        (42,371)             --
  Interest and dividend
     income...............     3,651           --          --         4,228             --           7,879
  Intercompany interest
     income...............    27,292       17,812          --           522        (45,626)             --
  Other income, net.......       752        5,625          --         1,836         (1,306)          6,907
                             -------      -------      ------      --------       --------        --------
          Total revenues
            and other
            income........    50,024       30,871       3,639       551,423        (89,303)        546,654
                             -------      -------      ------      --------       --------        --------
Costs and other
  deductions:
  Direct costs............        --           --          --       368,941             --         368,941
  General and
     administrative
     expenses.............     1,888           56          --        44,803         (1,306)         45,441
  Depreciation and
     amortization.........        --          150          --        60,693             --          60,843
  Depletion...............        --           --          --         9,977             --           9,977
  Interest expense........        --        8,950       2,860          (423)            --          11,387
  Intercompany interest
     expense..............        --          522          --        45,104        (45,626)             --
                             -------      -------      ------      --------       --------        --------
          Total costs and
            other
            deductions....     1,888        9,678       2,860       529,095        (46,932)        496,589
                             -------      -------      ------      --------       --------        --------
Income before income
  taxes...................    48,136       21,193         779        22,328        (42,371)         50,065
                             -------      -------      ------      --------       --------        --------
Income tax expense
  (benefit)...............     1,788        5,091         273        (3,435)            --           3,717
                             -------      -------      ------      --------       --------        --------
Net income................   $46,348      $16,102      $  506      $ 25,763       $(42,371)       $ 46,348
                             -------      -------      ------      --------       --------        --------

                                                    THREE MONTHS ENDED JUNE 30, 2003
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)              ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues......   $    --      $    --     $    --      $432,552       $      --       $432,552
  Earnings from
     unconsolidated
     affiliates...........        --           --          --         1,359              --          1,359
  Earnings (losses) from
     consolidated
     affiliates...........    (7,220)      25,602       2,807        17,688         (38,877)            --
  Interest income.........       295            2          --         6,701              --          6,998
  Intercompany interest
     income...............    55,248       14,673          --            --         (69,921)            --
  Other income (expense),
     net..................    (8,547)      (2,618)         --        11,188              --             23
                             -------      -------     -------      --------       ---------       --------
          Total revenues
            and other
            income........    39,776       37,659       2,807       469,488        (108,798)       440,932
                             -------      -------     -------      --------       ---------       --------
Costs and other
  deductions:
  Direct costs............        --           --          --       298,791              --        298,791
  General and
     administrative
     expenses.............     1,079           19          --        39,385              --         40,483
  Depreciation and
     amortization.........        --           --          --        55,882              --         55,882
  Depletion...............        --           --          --           770              --            770
  Interest expense........        --       15,965       2,860          (181)             --         18,644
  Intercompany interest
     expense..............        --           --          --        69,921         (69,921)            --
                             -------      -------     -------      --------       ---------       --------
          Total costs and
            other
            deductions....     1,079       15,984       2,860       464,568         (69,921)       414,570
                             -------      -------     -------      --------       ---------       --------
Income (loss) before
  income taxes............    38,697       21,675         (53)        4,920         (38,877)        26,362
                             -------      -------     -------      --------       ---------       --------
Income tax expense
  (benefit)...............     9,678       (1,453)      2,580       (13,462)             --         (2,657)
                             -------      -------     -------      --------       ---------       --------
Net income (loss).........   $29,019      $23,128     $(2,633)     $ 18,382       $ (38,877)      $ 29,019
                             -------      -------     -------      --------       ---------       --------

                                                    SIX MONTHS ENDED JUNE 30, 2004
                           --------------------------------------------------------------------------------
                                          NABORS                   OTHER
                             NABORS      DELAWARE     NABORS    SUBSIDIARIES
                            (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                           GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)             ----------   ----------   --------   ------------   -------------   ------------
Revenues and other
  income:
  Operating revenues.....   $     --     $     --    $    --     $1,123,696      $      --      $1,123,696
  Earnings from
     unconsolidated
     affiliates..........         --           --         --          4,975             --           4,975
  Earnings from
     consolidated
     affiliates..........     60,694       65,741     10,799         67,622       (204,856)             --
  Interest and dividend
     income..............      8,909            1         --          5,474             --          14,384
  Intercompany interest
     income..............     53,741       34,720         --            522        (88,983)             --
  Other income, net......        829        3,089         --          8,798         (1,390)         11,326
                            --------     --------    -------     ----------      ---------      ----------
       Total revenues and
          other income...    124,173      103,551     10,799      1,211,087       (295,229)      1,154,381
                            --------     --------    -------     ----------      ---------      ----------
Costs and other
  deductions:
  Direct costs...........         --           --         --        758,981             --         758,981
  General and
     administrative
     expenses............      2,446           79         16         89,889         (1,390)         91,040
  Depreciation and
     amortization........         --          150         --        121,181             --         121,331
  Depletion..............         --           --         --         25,587             --          25,587
  Interest expense.......         --       22,156      5,720           (630)            --          27,246
  Intercompany interest
     expense.............         --          522         --         88,461        (88,983)             --
                            --------     --------    -------     ----------      ---------      ----------
       Total costs and
          other
          deductions.....      2,446       22,907      5,736      1,083,469        (90,373)      1,024,185
                            --------     --------    -------     ----------      ---------      ----------
Income before income
  taxes..................    121,727       80,644      5,063        127,618       (204,856)        130,196
                            --------     --------    -------     ----------      ---------      ----------
Income tax expense.......      3,662        5,514      1,772          1,183             --          12,131
                            --------     --------    -------     ----------      ---------      ----------
Net income...............   $118,065     $ 75,130    $ 3,291     $  126,435      $(204,856)     $  118,065
                            --------     --------    -------     ----------      ---------      ----------

                                                        SIX MONTHS ENDED JUNE 30, 2003
                               --------------------------------------------------------------------------------
                                              NABORS                   OTHER
                                 NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                               GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                 ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues.........   $     --     $    --      $   --      $882,389       $      --       $882,389
  Earnings from
     unconsolidated
     affiliates..............         --          --          --         7,262              --          7,262
  Earnings (losses) from
     consolidated
     affiliates..............    (13,937)     53,089       9,650        41,195         (89,997)            --
  Interest income............        502          17          11        14,161              --         14,691
  Intercompany interest
     income..................    106,037      28,452          --            --        (134,489)            --
  Other income (expense),
     net.....................     (3,555)     (3,701)         15         7,288              --             47
                                --------     -------      ------      --------       ---------       --------
          Total revenues and
            other income.....     89,047      77,857       9,676       952,295        (224,486)       904,389
                                --------     -------      ------      --------       ---------       --------
Costs and other deductions:
  Direct costs...............         --          --          --       603,351              --        603,351
  General and administrative
     expenses................      1,740        (153)         17        80,124              --         81,728
  Depreciation and
     amortization............         --          --          --       109,460              --        109,460
  Depletion..................         --          --          --         1,118              --          1,118
  Interest expense...........         --      32,351       5,728           635              --         38,714
  Intercompany interest
     expense.................         --          --          --       134,489        (134,489)            --
                                --------     -------      ------      --------       ---------       --------
          Total costs and
            other
            deductions.......      1,740      32,198       5,745       929,177        (134,489)       834,371
                                --------     -------      ------      --------       ---------       --------
Income before income taxes...     87,307      45,659       3,931        23,118         (89,997)        70,018
                                --------     -------      ------      --------       ---------       --------
Income tax expense
  (benefit)..................     10,231      (2,749)      1,494       (16,034)             --         (7,058)
                                --------     -------      ------      --------       ---------       --------
Net income...................   $ 77,076     $48,408      $2,437      $ 39,152       $ (89,997)      $ 77,076
                                --------     -------      ------      --------       ---------       --------

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                    SIX MONTHS ENDED JUNE 30, 2004
                           --------------------------------------------------------------------------------
                                          NABORS                   OTHER
                             NABORS      DELAWARE     NABORS    SUBSIDIARIES
                            (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                           GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)             ----------   ----------   --------   ------------   -------------   ------------
Net cash (used for)
  provided by operating
  activities.............  $(201,860)    $294,844    $(5,483)     $352,876       $(184,846)      $255,531
                           ---------     --------    -------      --------       ---------       --------
Cash flows from investing
  activities:
  Purchases of marketable
     securities,
     available-for-
     sale................   (331,215)          --         --       (41,903)             --       (373,118)
  Sales and maturities of
     marketable
     securities,
    available-for-sale...    432,559           --         --        33,117              --        465,676
  Purchases of non-
     marketable
     securities, net.....         --           --         --       (52,880)             --        (52,880)
  Sales of non-marketable
     securities..........         --           --         --        22,773              --         22,773
  Cash paid for
     investments in
     consolidated
     affiliates..........   (178,012)     (20,000)        --      (125,484)        323,496             --
  Capital expenditures...         --           --         --      (289,327)             --       (289,327)
  Proceeds from sales of
     assets and insurance
     claims..............         --           --         --         2,588              --          2,588
                           ---------     --------    -------      --------       ---------       --------
Net cash used for
  investing activities...    (76,668)     (20,000)        --      (451,116)        323,496       (224,288)
                           ---------     --------    -------      --------       ---------       --------
Cash flows from financing
  activities:
  Increase in cash
     overdrafts..........         --           --         --         5,417              --          5,417
  Increase in restricted
     cash................         --           --         --           (68)             --            (68)
  Reduction of long-term
     debt................         --     (296,775)        --        (1,342)             --       (298,117)
  Proceeds from issuance
     of common shares....     42,628           --         --            --              --         42,628
  Retirement of
     intercompany loan...      1,325           --         --        (1,325)             --             --
  Proceeds from parent
     contributions.......         --      120,000      5,484       198,012        (323,496)            --
  Cash dividends paid....         --      (98,070)        --       (86,776)        184,846             --
                           ---------     --------    -------      --------       ---------       --------
Net cash provided by
  (used for) financing
  activities.............     43,953     (274,845)     5,484       113,918        (138,650)      (250,140)
                           ---------     --------    -------      --------       ---------       --------
Effect of exchange rate
  changes on cash and
  cash equivalents.......         --           --         --         1,747              --          1,747
                           ---------     --------    -------      --------       ---------       --------
Net (decrease) increase
  in cash and cash
  equivalents............   (234,575)          (1)         1        17,425              --       (217,150)
Cash and cash
  equivalents, beginning
  of period..............    403,693            1         17       176,026              --        579,737
                           ---------     --------    -------      --------       ---------       --------
Cash and cash
  equivalents, end of
  period.................  $ 169,118     $     --    $    18      $193,451       $      --       $362,587
                           ---------     --------    -------      --------       ---------       --------

                                                     SIX MONTHS ENDED JUNE 30, 2003
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)              ----------   ----------   --------   ------------   -------------   ------------
Net cash provided by (used
  for) operating
  activities..............   $ 94,524     $601,484    $(5,303)     $162,395       $(707,331)      $145,769
                             --------     --------    -------      --------       ---------       --------
Cash flows from investing
  activities:
  Purchases of marketable
     securities,
     available-for-
     sale.................    (40,323)          --         --      (452,624)             --       (492,947)
  Sales and maturities of
     marketable
     securities,
     available-for-sale...     28,710           --         --       669,213              --        697,923
  Purchases of non-
     marketable
     securities, net......         --           --         --       (20,001)             --        (20,001)
  Cash paid for
     investments in
     consolidated
     affiliates...........         --     (694,771)        --            --         694,771             --
  Capital expenditures....         --           --         --      (156,086)             --       (156,086)
  Proceeds from sales of
     assets and insurance
     claims...............         --           --         --         8,996              --          8,996
                             --------     --------    -------      --------       ---------       --------
Net cash (used for)
  provided by investing
  activities..............    (11,613)    (694,771)        --        49,498         694,771         37,885
                             --------     --------    -------      --------       ---------       --------
Cash flows from financing
  activities:
  Decrease in cash
     overdrafts...........         --           --         --        (2,386)             --         (2,386)
  Decrease in restricted
     cash.................         --           --         --         1,232              --          1,232
  Proceeds from issuance
     of long-term debt....         --      700,000         --            --              --        700,000
  Reduction of long-term
     debt.................         --     (494,903)        --       (46,118)             --       (541,021)
  Debt issuance costs.....         --      (10,682)      (159)           --              --        (10,841)
  Proceeds from issuance
     of common shares.....     23,430           --         --            --              --         23,430
  Proceeds from parent
     contributions........         --           --      5,271       689,500        (694,771)            --
  Cash dividends paid.....         --     (101,165)        --      (606,166)        707,331             --
                             --------     --------    -------      --------       ---------       --------
Net cash provided by
  financing activities....     23,430       93,250      5,112        36,062          12,560        170,414
                             --------     --------    -------      --------       ---------       --------
Effect of exchange rate
  changes on cash and cash
  equivalents.............         --           --         --         4,379              --          4,379
                             --------     --------    -------      --------       ---------       --------
Net increase (decrease) in
  cash and cash
  equivalents.............    106,341          (37)      (191)      252,334              --        358,447
Cash and cash equivalents,
  beginning of period.....     40,127           38        207       373,679              --        414,051
                             --------     --------    -------      --------       ---------       --------
Cash and cash equivalents,
  end of period...........   $146,468     $      1    $    16      $626,013       $      --       $772,498
                             --------     --------    -------      --------       ---------       --------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nabors Industries Ltd.:

     We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of June 30, 2004, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows and of changes in shareholders' equity for each of the six-month periods ended June 30, 2004 and 2003. This interim financial information is the responsibility of the Company's management.

     We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

     We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of cash flows, and of changes in shareholders' equity for the year then ended (not presented herein), and in our report dated March 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
August 4, 2004

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

     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the U.S. Securities and Exchange Commission under Part 1, Item I, "Risk Factors."

RESULTS OF OPERATIONS

     A discussion of our results of operations for the three and six months ended June 30, 2004 and 2003 is included below. This discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2003.

     As used in this Report, "we," "us," "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

     The following table sets forth certain information with respect to our reportable segments and rig activity:

                                            THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                       -------------------------------------     ----------------------------------------
                                                                INCREASE                                     INCREASE
                                                               (DECREASE)                                   (DECREASE)
                                         2004       2003     ---------------        2004        2003     ----------------
(IN THOUSANDS, EXCEPT PERCENTAGES)     --------   --------                       ----------   --------
Reportable segments:
  Operating revenues and Earnings
    from unconsolidated affiliates:
    Contract Drilling: (1)
      U.S. Lower 48 Land Drilling....  $172,049   $114,118   $57,931     51%     $  325,417   $204,207   $121,210     59%
      U.S. Land Well-servicing.......    88,162     81,504     6,658      8%        167,641    158,164      9,477      6%
      U.S. Offshore..................    31,556     24,680     6,876     28%         62,877     46,394     16,483     36%
      Alaska.........................    19,701     30,446   (10,745)   (35%)        49,038     66,414    (17,376)   (26%)
      Canada.........................    61,905     49,836    12,069     24%        200,671    150,624     50,047     33%
      International..................   107,185     96,599    10,586     11%        210,172    183,790     26,382     14%
                                       --------   --------   -------             ----------   --------   --------
      Subtotal Contract Drilling
        (2)..........................   480,558    397,183    83,375     21%      1,015,816    809,593    206,223     25%
    Oil and Gas (3)..................    14,173      2,487    11,686    470%         35,299      4,086     31,213    764%
    Other Operating Segments
      (4)(5).........................    52,740     46,572     6,168     13%        108,678    101,761      6,917      7%
    Other reconciling items (6)......   (15,603)   (12,331)   (3,272)   (27%)       (31,122)   (25,789)    (5,333)   (21%)
                                       --------   --------   -------             ----------   --------   --------
      Total..........................  $531,868   $433,911   $97,957     23%     $1,128,671   $889,651   $239,020     27%
                                       --------   --------   -------             ----------   --------   --------
  Adjusted income (loss) derived from
    operating activities: (7)
    Contract Drilling:
      U.S. Lower 48 Land Drilling....  $ 12,971   $  3,858   $ 9,113    236%     $   21,539   $    (79)  $ 21,618     N/M(8)
      U.S. Land Well-servicing.......    14,394     13,307     1,087      8%         24,127     22,952      1,175      5%
      U.S. Offshore..................     4,796        530     4,266    805%          9,613     (3,440)    13,053    379%
      Alaska.........................     3,756     10,361    (6,605)   (64%)        10,966     25,688    (14,722)   (57%)
      Canada.........................     2,851     (1,631)    4,482    275%         46,123     24,389     21,734     89%
      International..................    18,753     19,994    (1,241)    (6%)        37,344     36,730        614      2%
                                       --------   --------   -------             ----------   --------   --------
      Subtotal Contract Drilling.....    57,521     46,419    11,102     24%        149,712    106,240     43,472     41%
    Oil and Gas......................       896      1,642      (746)   (45%)         5,402      2,661      2,741    103%
    Other Operating Segments.........    (2,106)      (450)   (1,656)  (368%)        (2,537)     5,187     (7,724)  (149%)
    Other reconciling items (9)......    (9,645)    (9,626)      (19)    --%        (20,845)   (20,094)      (751)    (4%)
                                       --------   --------   -------             ----------   --------   --------
      Total..........................    46,666     37,985     8,681     23%        131,732     93,994     37,738     40%
  Interest expense...................   (11,387)   (18,644)    7,257     39%        (27,246)   (38,714)    11,468     30%
  Interest and dividend income.......     7,879      6,998       881     13%         14,384     14,691       (307)    (2%)
  Other income, net..................     6,907         23     6,884     N/M(8)      11,326         47     11,279     N/M(8)
                                       --------   --------   -------             ----------   --------   --------
  Income before income taxes.........  $ 50,065   $ 26,362   $23,703     90%     $  130,196   $ 70,018   $ 60,178     86%
                                       --------   --------   -------             ----------   --------   --------
Rig activity:
  Rig years: (10)
    U.S. Lower 48 Land Drilling......     193.4      136.8      56.6     41%          184.4      123.0       61.4     50%
    U.S. Offshore....................      15.5       15.0        .5      3%           14.6       14.2         .4      3%
    Alaska...........................       6.7        9.1      (2.4)   (26%)           7.2        8.9       (1.7)   (19%)
    Canada...........................      25.8       23.4       2.4     10%           44.5       41.0        3.5      9%
    International (11)...............      65.6       59.8       5.8     10%           65.3       58.4        6.9     12%
                                       --------   --------   -------             ----------   --------   --------
      Total rig years................     307.0      244.1      62.9     26%          316.0      245.5       70.5     29%
                                       --------   --------   -------             ----------   --------   --------
  Rig hours: (12)
    U.S. Land Well-servicing.........   287,350    281,810     5,540      2%        562,498    555,323      7,175      1%
    Canada Well-servicing............    67,873     46,458    21,415     46%        185,469    139,160     46,309     33%
                                       --------   --------   -------             ----------   --------   --------
      Total rig hours................   355,223    328,268    26,955      8%        747,967    694,483     53,484      8%
                                       --------   --------   -------             ----------   --------   --------

---------------

 (1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.1 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and $2.2 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.

 (3) Represents our oil and gas exploration, development and production operations.

 (4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (5) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $.1 million and $.4 million for the three months ended June 30, 2004 and 2003, respectively, and $2.8 million and $5.4 million for the six months ended June 30, 2004 and 2003, respectively.

 (6) Represents the elimination of inter-segment transactions.

 (7) Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income
     (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table set forth immediately following the heading Results of Operations above.

 (8) The percentage is so large that it is not meaningful.

 (9) Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(10) Excludes well-servicing rigs, which are measured in rig hours. Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(11) International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the three months ended June 30, 2004 and 2003, and 8.0 years during the six months ended June 30, 2004 and 2003.

(12) Rig hours represents the number of hours that our well-servicing rig fleet operated during the period.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

     Operating revenues and Earnings from unconsolidated affiliates for the three months ended June 30, 2004 totaled $531.9 million, representing an increase of $98.0 million, or 23%, compared to the prior year quarter. Adjusted income derived from operating activities and net income for the three months ended June 30, 2004 totaled $46.7 million and $46.3 million ($.30 per diluted share), respectively, representing increases of 23% and 60% compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates for the six months ended June 30, 2004 totaled $1.1 billion, representing an increase of $239.0 million, or 27%, compared to the prior year period. Adjusted income derived from operating activities and net income for the six months ended June 30, 2004 totaled $131.7 million and $118.1 million ($.76 per diluted share), respectively, representing increases of 40% and 53% compared to the prior year period.

     The increase in our operating results during the three and six months ended June 30, 2004 primarily resulted from higher revenues realized by our U.S. Lower 48 Land Drilling and Canadian operations. Revenues increased for these business units as a result of higher activity levels and average dayrates in the first six months of 2004 compared to the prior year period. This increase in activity reflects an increase in demand for our services in these markets during 2003 and 2004, which resulted from continuing higher price levels for natural gas during 2003 and 2004.

     Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $5.42 per million cubic feet (mcf) during the period from July 1, 2003 through June 30, 2004, up from a $4.87 per mcf average during the period from July 1, 2002 through June 30, 2003. West Texas intermediate spot oil prices (per Bloomberg) averaged $33.72 per barrel during the period from July 1, 2003 through June 30, 2004, up from a $29.86 per barrel average during the period from July 1, 2002 through June 30, 2003.

     Our operating results for 2004 are expected to increase from levels realized during 2003 given our current expectations of commodity prices and the related impact on drilling and well-servicing activity during 2004. We expect this improvement in activity across a majority of our business units, including our U.S. Lower 48 Land Drilling, Canadian, U.S. Offshore, International and U.S. Land Well-servicing operations. In addition to this expected increase in overall activity, our U.S. Offshore operations are expected to improve as a result of incremental revenues from three new platform rigs for deepwater development projects, one of which commenced operations in the first quarter of 2004, and two of which commenced operations late in the second quarter of 2004. We expect results from our operations in Alaska to be reduced overall during 2004 compared to 2003, as three significant long-term contracts were completed late in 2003 and have not yet been renewed or replaced. Our operating results for the third quarter of 2004 are expected to increase from levels realized during the second quarter of 2004 primarily as a result of continued improvement in our U.S. Lower 48 Land Drilling operations and a recovery from the seasonal decline in activity for our Canadian operations experienced during the second quarter.

     Contract Drilling. Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore. Operating revenues and Earnings from unconsolidated affiliates for our Contract Drilling operating segments totaled $480.6 million and adjusted income derived from operating activities totaled $57.5 million during the three months ended June 30, 2004, representing increases of 21% and 24%, respectively, compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates for these operating segments totaled $1.0 billion and adjusted income derived from operating activities totaled $149.7 million during the six months ended June 30, 2004, representing increases of 25% and 41%, respectively, compared to the prior year period. Rig years (excluding well-servicing rigs) increased to 307.0 years and 316.0 years during the three and six months ended June 30, 2004, respectively, from 244.1 years and 245.5 years during the three and six months ended June 30, 2003, respectively, as a result of increased capital spending by our customers, which resulted from the improvement in commodity prices discussed above.

     U.S. Lower 48 Land Drilling Operating revenues and adjusted income derived from operating activities totaled $172.0 million and $13.0 million, respectively, during the three months ended June 30, 2004, representing increases of 51% and 236%, respectively, compared to the prior year quarter. Operating revenues totaled $325.4 million during the six months ended June 30, 2004, representing an increase of 59% compared to the prior year period, while adjusted income derived from operating activities totaled $21.5 million during the six months ended June 30, 2004 compared to an adjusted loss derived from operating activities totaling $.1 million during the prior year period. The increase in operating results during the 2004 periods resulted from increased drilling activity, which was driven by higher natural gas prices and is reflected in the increase in rig years to 193.4 years and 184.4 years during the three and six months ended June 30, 2004, respectively, compared to 136.8 years and 123.0 years during the three and six months ended June 30, 2003, respectively, and higher average dayrates compared to the prior year periods.

     U.S. Land Well-servicing Operating revenues and adjusted income derived from operating activities totaled $88.2 million and $14.4 million, respectively, during the three months ended June 30, 2004, representing increases of 8% compared to the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $167.6 million and $24.1 million, respectively, during the six months ended June 30, 2004, representing increases of 6% and 5%, respectively, compared to the prior year period. The increase in operating results during the 2004 periods primarily resulted from an increase in average dayrates compared to the prior year periods and slightly higher well-servicing hours, which totaled 287,350 hours and 562,498 hours during the three and six months ended June 30, 2004, respectively, compared to 281,810 hours and 555,323 hours during the three and six months ended June 30, 2003, respectively.

     U.S. Offshore Operating revenues totaled $31.6 million during the three months ended June 30, 2004, representing an increase of 28% compared to the prior year quarter, while adjusted income derived from operating activities totaled $4.8 million during the three months ended June 30, 2004 compared to $.5 million during the prior year quarter. Operating revenues totaled $62.9 million during the six months ended June 30, 2004, representing an increase of 36% compared to the prior year period, while adjusted income derived from operating activities totaled $9.6 million during the six months ended June 30, 2004 compared to an adjusted loss derived from operating activities totaling $3.4 million during the prior year period. The increase in operating results during the 2004 periods primarily resulted from higher average dayrates for most rigs and slightly higher rig years compared to the prior year periods. The increase in average dayrates was most significant for our platform drilling and workover rigs for which there was also a substantial increase in operating days compared to the prior year periods, and for our jack-up drilling and workover rigs. Rig years for our U.S. Offshore operations totaled 15.5 years and 14.6 years for the three and six months ended June 30, 2004, respectively, compared to 15.0 years and 14.2 years during the three and six months ended June 30, 2003, respectively.

     Alaskan Operating revenues and adjusted income derived from operating activities totaled $19.7 million and $3.8 million, respectively, during the three months ended June 30, 2004, representing decreases of 35% and 64%, respectively, compared to the prior year quarter. These decreases primarily resulted from lower drilling activity, which is reflected in the decrease in rig years to 6.7 years during the three months ended June 30, 2004 from 9.1 years during the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $49.0 million and $11.0 million, respectively, during the six months ended June 30, 2004, representing decreases of 26% and 57%, respectively, compared to the prior year period. These decreases primarily resulted from an incremental $5.7 million of Operating revenues recorded in the first quarter of 2003, representing business interruption insurance proceeds related to the damage incurred on one of our land drilling rigs in 2001, and lower drilling activity. The decrease in drilling activity is reflected in the decrease in rig years to 7.2 years during the six months ended June 30, 2004 from 8.9 years during the prior year period.

     Canadian Operating revenues and adjusted income derived from operating activities totaled $61.9 million and $2.9 million, respectively, during the three months ended June 30, 2004, representing increases of 24% and 275%, respectively, compared to the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $200.7 million and $46.1 million, respectively, during the six months ended June 30, 2004, representing increases of 33% and 89%, respectively, compared to the prior year period. The increase in operating results during the 2004 periods reflect an increase in drilling and well-servicing revenues resulting from an overall increase in drilling and well-servicing activity, which was driven by increased commodity prices, and an increase in average dayrates compared to the prior year periods. Rig years in Canada increased to 25.8 years and 44.5 years during the three and six months ended June 30, 2004, respectively, from 23.4 years and 41.0 years during the three and six months ended June 30, 2003, respectively. Well-servicing hours increased to 67,873 hours and 185,469 hours during the three and six months ended June 30, 2004, respectively, from 46,458 hours and 139,160 hours during the three and six months ended June 30, 2003, respectively.

     International Operating revenues and Earnings from unconsolidated affiliates totaled $107.2 million and $210.2 million for the three and six months ended June 30, 2004, respectively, representing increases of 11% and 14%, respectively, compared to the prior year periods. These increases primarily resulted from an increase in operations in Mexico and from the addition of operations in India and Indonesia, which began in the last half of 2003. International rig years increased to 65.6 years and 65.3 years during the three and six months ended June 30, 2004, respectively, from 59.8 years and 58.4 years during the three and six months ended June 30, 2003, respectively. Adjusted income derived from operating activities totaled $18.8 million and $37.3 million for the three and six months ended June 30, 2004, respectively, representing a decrease of 6% and an increase of 2%, respectively, compared to the prior year periods. Operating results for the three and six months ended June 30, 2004 were reduced by a number of specific items that occurred during the second quarter of 2004 including 25 days of downtime on a jack-up rig operating in the Arabian Gulf, higher rig moving expenses in Mexico, start-up deferrals in Colombia, and the mobilization costs of rigs transferred from Kenya and Trinidad to Dubai and the U.S. Gulf of Mexico, respectively, where these rigs are not yet under contract. On June 22, 2004, we acquired two jack-up accommodation units and one self-propelled jack-up work platform for a total purchase price of approximately $58 million that are currently operating offshore Saudi Arabia under contracts that will continue through at least October 2004, with customer options to extend through March 2005.

     Oil and Gas. This operating segment represents our oil and gas exploration, development and production operations. Oil and Gas Operating revenues increased to $14.2 million during the three months ended June 30, 2004 from $2.5 million during the prior year quarter, and increased to $35.3 million during the six months ended June 30, 2004 from $4.1 million during the prior year period. Adjusted income derived from operating activities decreased to $.9 million during the three months ended June 30, 2004 from $1.6 million during the prior year quarter, and increased to $5.4 million during the six months ended June 30, 2004 from $2.7 million during the prior year period. Operating revenues for the three and six months ended June 30, 2004 and adjusted income derived from operating activities for the six months ended June 30, 2004 increased as a result of the agreements executed with El Paso Corporation in the fourth quarter of 2003, while adjusted income derived from operating activities for the three months ended June 30, 2004 decreased as a result of $2.4 million in expense recognized during the quarter as a result of a dry hole offshore in the Gulf of Mexico.

     On May 25, 2004, we entered into an agreement with Ecopetrol S.A. under which we will contribute between 30% and 50% of an estimated $45 million total cost to drill exploration wells in five prospects in Colombia and the same percentage share of costs of any additional exploration and developmental wells in those prospects and four optional prospects in Colombia in exchange for a 25% to 45% interest in production from the wells. On June 14, 2004, we also entered into an agreement with Solana Petroleum Exploration Colombia Limited under which Solana is obligated to pay 96% of our costs through the casing point on the exploration wells in Colombia, and 75% of our other costs under the Ecopetrol agreement, in exchange for 75% of our interest in production from those wells. The net effect of these two agreements is that we will pay 2% of all costs to casing point on the exploratory wells and approximately 12.5% of all other costs, in exchange for an overall interest of 11.25% in each of the prospects. Those numbers are reduced proportionately on two of the firm prospects that have a lower cost-interest ratio than the other firm and optional prospects.

     Other Operating Segments. These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. Operating revenues and Earnings from unconsolidated affiliates for our Other Operating Segments totaled $52.7 million during the three months ended June 30, 2004 representing an increase of 13% compared to the prior year quarter, and totaled $108.7 million during the six months ended June 30, 2004 representing an increase of 7% compared to the prior year period. These increases primarily resulted from increased sales of top drives, and directional drilling and rig instrumentation systems, partially offset by lower average dayrates and vessel utilization for our marine transportation and supply services operations compared to the prior year quarter. Adjusted loss derived from operating activities totaled $2.1 million during the three months ended June 30, 2004 compared to $.5 million during the prior year quarter, and totaled $2.5 million during the six months ended June 30, 2004 compared to adjusted income derived from operating activities totaling $5.2 million during the prior year period. These decreases primarily resulted from decreased margins from our marine transportation and supply services, which was driven by lower average dayrates compared to the prior year periods.

     Other Financial Information. General and administrative expenses totaled $45.4 million during the three months ended June 30, 2004, representing an increase of $5.0 million, or 12%, compared to the prior year quarter, and totaled $91.0 million during the six months ended June 30, 2004, representing an increase of $9.3 million, or 11%, compared to the prior year period. These increases resulted from increased activity in a number of our operating segments including our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian and International operations. As a percentage of operating revenues, general and administrative expenses decreased (8.6% vs. 9.4%) during the three months ended June 30, 2004 compared to the prior year quarter, and decreased (8.1% vs. 9.3%) during the six months ended June 30, 2004 compared to the prior year period, as these expenses were spread over a larger revenue base.

     Depreciation and amortization expense totaled $60.8 million during the three months ended June 30, 2004, representing an increase of $5.0 million, or 9%, compared to the prior year quarter, and totaled $121.3 million during the six months ended June 30, 2004, representing an increase of $11.9 million, or 11%, compared to the prior year period. These increases primarily resulted from an increase in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations compared to the prior year periods, and depreciation on capital expenditures made during the last half of 2003 and the first half of 2004.

     Depletion expense totaled $10.0 million during the three months ended June 30, 2004 compared to $.8 million during the prior year quarter, and totaled $25.6 million during the six months ended June 30, 2004 compared to $1.1 million during the prior year period. These increases resulted from depletion on oil and gas properties added through our agreements with El Paso Corporation in the fourth quarter of 2003.

     Interest expense totaled $11.4 million during the three months ended June 30, 2004, representing a decrease of $7.3 million, or 39%, compared to the prior year quarter, and totaled $27.2 million during the six months ended June 30, 2004, representing a decrease of $11.5 million, or 30%, compared to the prior year period. These decreases resulted from the payment upon maturity of our 6.8% senior notes in April 2004 and the redemption of our $825 million zero coupon convertible senior debentures in June 2003. In June 2003 we issued $700 million in zero coupon senior exchangeable notes; the proceeds of which were used to redeem our $825 million senior debentures. The $700 million notes will not accrue interest unless we become obligated to pay contingent interest, while our $825 million senior debentures had an effective interest rate of 2.5%. The amount of contingent interest payable per note in respect to any six-month period will equal 0.185% of the principal amount of a note commencing on or after June 15, 2008 only if certain conditions are met.

     Interest and dividend income totaled $7.9 million during the three months ended June 30, 2004, representing an increase of $.9 million, or 13%, compared to the prior year quarter, and totaled

$14.4 million during the six months ended June 30, 2004, representing a decrease of $.3 million, or 2%, compared to the prior year period. The increase during the three months ended June 30, 2004 reflects income totaling approximately $2.9 million from our investment in an overseas fund. This increase was partially offset by lower average cash and marketable securities balances (primarily resulting from the payment of our 6.8% senior notes in April 2004) and lower average yields on our investments resulting from an overall declining interest rate environment, which resulted in the decrease in interest and dividend income for the six months ended June 30, 2004 compared to the prior year period.

     Other income totaled $6.9 million during the three months ended June 30, 2004 compared to $23,000 in the prior year quarter, and totaled $11.3 million during the six months ended June 30, 2004 compared to $47,000 in the prior year period. Other income for the three months ended June 30, 2004 includes mark-to-market gains recorded on our range cap and floor derivative instrument of approximately $5.6 million and net gains on marketable securities of approximately $.8 million, while other income for the three months ended June 30, 2003 includes net gains on marketable securities of $3.1 million and gains on long-term assets of $.8 million, partially offset by mark-to-market losses of $2.6 million recorded on our range cap and floor derivative instrument. Other income for the six months ended June 30, 2004 includes mark-to-market gains recorded on our range cap and floor derivative instrument of $3.1 million and net gains on marketable and non-marketable securities of $6.5 million, while other income for the six months ended June 30, 2003 includes net gains on marketable securities of $2.6 million and gains on long-term assets of $3.3 million (primarily resulting from the $1.9 million gain on a casualty insurance settlement in our Alaskan operations), partially offset by mark-to-market losses of $3.7 million recorded on our range cap and floor derivative instrument.

     Our effective income tax (benefit) rate was 7.4% and 9.3% during the three and six months ended June 30, 2004, respectively, compared to (10%) for the three and six months ended June 30, 2003. The change from an income tax benefit in the 2003 periods to an income tax expense in the 2004 periods resulted from a higher proportion of our income being generated in the U.S. for the three and six months ended June 30, 2004 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Our tax rate for the three and six months ended June 30, 2004 and 2003 was decreased by tax savings realized as a result of our corporate reorganization effective June 24, 2002. It is possible that the tax savings recorded as a result of the corporate reorganization may not be realized, depending on the final disposition of various proposed changes to existing tax laws (including tax treaties), and any responsive action taken by Nabors.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Our cash flows primarily depend on the level of spending by our primary customers, oil and gas companies, for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain uses of cash, such as the level of non-sustaining capital expenditures, purchases and sales of marketable securities, issuances of debt and repurchases of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2004 and 2003.

     Operating Activities. Net cash provided by operating activities totaled $255.5 million during the six months ended June 30, 2004, compared to net cash provided by operating activities totaling $145.8 million during the prior year period. During the six months ended June 30, 2004 and 2003, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital and other balance sheet accounts.

     Investing Activities. Net cash used for investing activities totaled $224.3 million during the six months ended June 30, 2004, compared to net cash provided by investing activities totaling $37.9 million during the prior year period. During the six months ended June 30, 2004, cash was used for capital expenditures and was provided by for sales, net of purchases, of marketable and non-marketable securities.

During the six months ended June 30, 2003, cash was provided by sales, net of purchases, of marketable and non-marketable securities and was used for capital expenditures.

     Financing Activities. Net cash used for financing activities totaled $250.1 million during the six months ended June 30, 2004, compared to net cash provided by financing activities of $170.4 million during the prior year period. During the six months ended June 30, 2004, cash was used for the reduction of long-term debt of $298.1 million (including the payment upon maturity of our 6.8% senior notes in April 2004 totaling $295.3 million) and was provided by our receipt of proceeds totaling $42.6 million from the exercise of options to acquire our common shares by our employees. During the six months ended June 30, 2003, cash was provided by $689.5 million in net proceeds from our issuance of $700 million zero coupon senior exchangeable notes due 2023 and our receipt of proceeds totaling $17.4 million from the exercise of options to acquire our common shares by our employees, and was used for the reduction of long-term debt of $541.0 million.

FUTURE CASH REQUIREMENTS

     As of June 30, 2004, we had long-term debt, including current maturities, of $2.0 billion and cash and cash equivalents and investments in marketable securities of $1.2 billion.

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

     As of June 30, 2004, we had outstanding capital expenditure purchase commitments of approximately $49.9 million, primarily for rig-related enhancing and sustaining capital expenditures. In addition, during the remainder of 2004 and during 2005, we estimate that we will contribute approximately $21.2 million and $1.9 million, respectively, in conjunction with our agreements with El Paso Corporation.

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

     See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included in Note 5 to our accompanying consolidated financial statements.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

     Our primary sources of liquidity are cash and cash equivalents, marketable securities and cash generated from operations. As of June 30, 2004, we had cash and cash equivalents and investments in marketable securities of $1.2 billion (including $432.2 million of long-term marketable securities) and working capital of $1.1 billion. This compares to cash and cash equivalents and investments in marketable securities of $1.5 billion (including $612.4 million of long-term marketable securities) and working capital of $917.3 million as of December 31, 2003.

     Our funded debt to capital ratio was 0.43:1 as of June 30, 2004 and 0.48:1 as of December 31, 2003. Our net funded debt to capital ratio was 0.23:1 as of June 30, 2004 and December 31, 2003. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Our interest coverage ratio was 9.5:1 as of June 30, 2004, compared to 6.8:1 as of December 31, 2003. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, and depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

     We have three letter of credit facilities and a Canadian line of credit facility with various banks as of June 30, 2004. Availability and borrowings under our credit facilities as of June 30, 2004 are as follows:

(IN THOUSANDS)
Credit available............................................  $110,309
Letters of credit outstanding...............................   (57,371)
                                                              --------
Remaining availability......................................  $ 52,938
                                                              --------

     We have a shelf registration statement on file with the U.S. Securities and Exchange Commission to allow us to offer, from time to time, up to $700 million in debt securities, guarantees of debt securities, preferred shares, depository shares, common shares, share purchase contracts, share purchase units and warrants. We currently have not issued any securities registered under this registration statement.

     Our current cash and cash equivalents, investments in marketable securities and projected cash flow generated from current operations are expected to more than adequately finance our sustaining capital expenditures, our debt service requirements, and all other expected cash requirements for the next twelve months. See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

OTHER MATTERS

RECENT LEGISLATION, COAST GUARD REGULATIONS AND ACTIONS

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

     Recent legislation passed by the U.S. Congress would cause arrangements like that utilized by Sea Mar to no longer qualify vessels for employment in the U.S. coastwise trade. The legislation would eliminate Sea Mar's ability to continue to utilize this arrangement effective August 2007. Accordingly, we would be required to restructure the arrangement, redeploy the vessels outside the United States, or sell the vessels by such date.

     On February 4, 2004, the United States Coast Guard adopted final regulations which could cause arrangements like that utilized by Sea Mar to no longer qualify vessels for employment in the U.S. coastwise trade. The Coast Guard also has proposed regulations which would end the grandfathering provisions contained in the final regulations on February 4, 2007.

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

     As of June 30, 2004, the net assets of our Sea Mar division totaled approximately $162.5 million. During the three and six months ended June 30, 2004, our Sea Mar division had a loss before income taxes totaling $3,000 and $341,000, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In January 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003 the FASB issued a revision to FIN 46, Interpretation No. 46R (FIN 46R), to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Our adoption of FIN 46R on March 31, 2004 did not have a material effect on our financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2004.

RECENTLY PROPOSED ACCOUNTING PRONOUNCEMENTS

     In July 2004 the Emerging Issues Task Force (EITF) issued a draft abstract for EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share computations. If the concepts described in the abstract become generally accepted accounting principles, it is possible that we would be required to treat certain convertible debt instruments as converted for purposes of computing diluted earnings per share, regardless of whether any triggering contingency has been met or is likely to be met. The abstract contains a proposed effective date for periods ending after December 15, 2004, but would require prior period earnings per share amounts presented for comparative purposes to be restated to conform to the provisions of the new requirements.

     In December 2003 the FASB issued an Exposure Draft, "Earnings per Share
 -- an Amendment of FASB Statement No. 128," which would amend the computational guidance of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The proposed statement would eliminate the provisions of SFAS 128 which permit an entity to rebut the presumption that instruments with the option of settling in either cash or shares will be settled in shares. This new statement would be effective for periods beginning after December 15, 2004, but would require prior period earnings per share amounts presented for comparative purposes to be restated to conform to the provisions of the new requirements.

     If adopted, the EITF abstract and the Exposure Draft could result in a material dilution of our earnings per share. Nabors is considering responsive action to the proposed accounting pronouncements, which if successful could mitigate some of the adverse consequences of these proposed accounting pronouncements.

     We currently account for stock-based compensation as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and because we grant options at prices equal to the market price of our shares on the date of the grant we do not record compensation expense related to these grants. On March 31, 2004, the FASB issued an Exposure Draft, "Share-Based Payment," which, if enacted in its current form, would eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards. The proposed statement would be effective for stock options granted or modified in fiscal years beginning after December 15, 2004. Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the proposed statement, compensation cost will be measured and recorded based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," presented in Note 2 to our accompanying consolidated financial statements. If enacted in its proposed form, the proposed statement may have a material adverse effect on our results of operations in future periods.

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

     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment under SFAS 133 and any change in the cumulative fair value of this transaction is reflected as a gain or loss in our consolidated statements of income.

     The fair value of our interest rate swap agreement recorded as a derivative liability and included in other long-term liabilities totaled approximately $1.9 million as of June 30, 2004. The fair value of this agreement recorded as a derivative asset and included in other long-term assets totaled approximately $4.2 million as of December 31, 2003. The carrying value of our 5.375% senior notes has been decreased by the same amount as of June 30, 2004 and increased by the same amount as of December 31, 2003.

     The fair value of our range cap and floor transaction recorded as a derivative liability and included in other long-term liabilities totaled approximately $3.7 million as of December 31, 2003. In June 2004 we unwound $100 million of the $200 million range cap and floor derivative instrument. The fair value of our range cap and floor transaction recorded as a derivative asset and included in other long-term assets totaled $.6 million as of June 30, 2004. We recorded mark-to-market gains, included in other income, of approximately $5.6 million and $3.1 million for the three and six months ended June 30, 2004, respectively, resulting from the change in cumulative fair value of this derivative instrument during those periods.

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

     (b) Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2004 Annual General Meeting of Shareholders of Nabors Industries Ltd. held on June 1, 2004, 127,198,828 shares were present in person or by proxy, constituting 85.47% of the outstanding shares of Nabors entitled to vote, which includes both common shares and the preferred share voting on behalf of holders of common shares of Nabors Exchangeco (Canada) Inc. The matters voted upon at the annual meeting were:

     Election of Directors: The shareholders elected two Class I directors to the Board of Directors of Nabors Industries, Inc. to serve for a three-year term, until 2007:

James L. Payne
Votes cast in favor.........................................  122,601,325
Votes withheld..............................................    4,597,503

Hans W. Schmidt
Votes cast in favor.........................................  124,040,566
Votes withheld..............................................    3,158,262

Class II Directors Anthony G. Petrello, Myron M. Sheinfeld, and Martin J. Whitman continued in office with terms expiring in 2005. Class III Directors, Eugene M. Isenberg and Jack Wexler continued in office with terms expiring in 2006.

     Appointment of Independent Auditors: The shareholders appointed PricewaterhouseCoopers LLP as independent auditors of Nabors, and authorized the Audit Committee of the Board of Directors to set the auditors' remuneration:

Appointment of PricewaterhouseCoopers as Independent
  Auditors
Votes cast in favor.........................................  124,206,834
Votes cast against..........................................    2,295,528
Votes abstaining............................................      696,466

     Shareholder Proposal to Change Nabors' Jurisdiction of Incorporation from Bermuda to Delaware: The shareholders rejected the shareholder proposal by the following vote:

Shareholder Proposal
Votes cast in favor.........................................  11,211,233
Votes cast against..........................................  94,579,818
Votes abstaining............................................   1,092,554

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         15   Awareness Letter of Independent Registered Public Accounting
              Firm.
         31.1 Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002.
         31.2 Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
         32.1 Certification of Chairman and Chief Executive Officer, and
              Vice President and Chief Financial Officer pursuant to 18
              U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

        - Report on Form 8-K furnished to the U.S. Securities and Exchange Commission on April 27, 2004, with respect to Nabors' press release announcing results for the first quarter ended March 31, 2004.

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

                                          NABORS INDUSTRIES LTD.

                                          /s/ Anthony G. Petrello
                                          --------------------------------------
                                          Anthony G. Petrello
                                          Deputy Chairman, President and Chief
                                          Operating Officer

                                          /s/ Bruce P. Koch
                                          --------------------------------------
                                          Bruce P. Koch
                                          Vice President and Chief Financial
                                          Officer

Dated: August 6, 2004

                               INDEX TO EXHIBITS

EXHIBITS                           DESCRIPTION
--------                           -----------
    15     Awareness Letter of Independent Registered Public Accounting
           Firm.
    31.1   Certification of Chairman and Chief Executive Officer
           pursuant to Rule 13a-14(a) of the Securities Exchange Act of
           1934, as Adopted Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.
    31.2   Certification of Vice President and Chief Financial Officer
           pursuant to Rule 13a-14(a) of the Securities Exchange Act of
           1934, as Adopted Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.
    32.1   Certification of Chairman and Chief Executive Officer, and
           Vice President and Chief Financial Officer pursuant to 18
           U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002.