Form 10-Q
period 2004-09-30
NABORS INDUSTRIES LTD
filed 2004-11-04
CIK 1163739

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                Yes  X   No  ___

     The number of common shares, par value $.001 per share, outstanding as of October 29, 2004 was 149,511,119. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 245,982 exchangeable shares outstanding as of October 29, 2004 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                     INDEX

                                                                           PAGE NO.
                                                                           --------
                           PART I FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of September 30, 2004 and
            December 31, 2003...........................................       2

            Consolidated Statements of Income for the Three Months and
            Nine Months Ended September 30, 2004 and 2003...............       3

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2004 and 2003...........................       4

            Consolidated Statements of Changes in Shareholders' Equity
            for the Nine Months Ended September 30, 2004 and 2003.......       5

            Notes to Consolidated Financial Statements..................       7

            Report of Independent Registered Public Accounting Firm.....      25

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      26

Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk........................................................      38

Item 4.     Controls and Procedures.....................................      39

                             PART II OTHER INFORMATION

Item 1.     Legal Proceedings...........................................      40

Item 6.     Exhibits and Reports on Form 8-K............................      40

Signatures  ............................................................      41

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  297,137      $  579,737
  Marketable securities.....................................      466,923         339,936
  Accounts receivable, net..................................      480,117         410,487
  Inventory.................................................       23,895          23,289
  Deferred income taxes.....................................       35,033          36,442
  Non-marketable securities.................................       77,000          47,000
  Other current assets......................................       68,432          78,756
                                                               ----------      ----------
     Total current assets...................................    1,448,537       1,515,647
Marketable securities.......................................      430,913         612,417
Property, plant and equipment, net..........................    3,190,374       2,990,792
Goodwill, net...............................................      321,010         315,627
Other long-term assets......................................      227,586         168,209
                                                               ----------      ----------
     Total assets...........................................   $5,618,420      $5,602,692
                                                               ----------      ----------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $      750      $  299,385
  Trade accounts payable....................................      161,391         128,840
  Accrued liabilities.......................................      163,093         160,745
  Income taxes payable......................................        6,082           9,403
                                                               ----------      ----------
     Total current liabilities..............................      331,316         598,373
Long-term debt..............................................    2,002,530       1,985,553
Other long-term liabilities.................................      144,834         155,667
Deferred income taxes.......................................      368,177         372,824
                                                               ----------      ----------
  Total liabilities.........................................    2,846,857       3,112,417
                                                               ----------      ----------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Common shares, par value $.001 per share:
     Authorized common shares 400,000; issued and
      outstanding 149,092 and 146,656, respectively.........          149             147
  Capital in excess of par value............................    1,341,332       1,270,362
  Accumulated other comprehensive income....................      116,208          99,583
  Retained earnings.........................................    1,313,874       1,120,183
                                                               ----------      ----------
     Total shareholders' equity.............................    2,771,563       2,490,275
                                                               ----------      ----------
     Total liabilities and shareholders' equity.............   $5,618,420      $5,602,692
                                                               ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    2004       2003        2004         2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          --------   --------   ----------   ----------
Revenues and other income:
  Operating revenues............................  $585,652   $473,494   $1,709,348   $1,355,883
  Earnings (losses) from unconsolidated
     affiliates.................................      (292)     2,485        4,683        9,747
  Interest and dividend income..................     6,782      6,442       21,166       21,133
  Other income, net.............................     3,953      2,279       15,279        2,326
                                                  --------   --------   ----------   ----------
     Total revenues and other income............   596,095    484,700    1,750,476    1,389,089
                                                  --------   --------   ----------   ----------
Costs and other deductions:
  Direct costs..................................   378,084    323,296    1,137,065      926,647
  General and administrative expenses...........    49,548     41,207      140,588      122,935
  Depreciation and amortization.................    64,229     57,394      185,560      166,854
  Depletion.....................................     9,408      1,136       34,995        2,254
  Interest expense..............................    10,533     15,991       37,779       54,705
                                                  --------   --------   ----------   ----------
     Total costs and other deductions...........   511,802    439,024    1,535,987    1,273,395
                                                  --------   --------   ----------   ----------
Income before income taxes......................    84,293     45,676      214,489      115,694
                                                  --------   --------   ----------   ----------
Income tax expense (benefit):
  Current.......................................     4,976        644       15,572        7,930
  Deferred......................................     3,691     (5,249)       5,226      (19,593)
                                                  --------   --------   ----------   ----------
     Total income tax expense (benefit).........     8,667     (4,605)      20,798      (11,663)
                                                  --------   --------   ----------   ----------
Net income......................................  $ 75,626   $ 50,281   $  193,691   $  127,357
                                                  --------   --------   ----------   ----------
Earnings per share:
  Basic.........................................  $    .51   $    .34   $     1.30   $      .87
  Diluted.......................................  $    .48   $    .33   $     1.24   $      .83
Weighted average number of common shares
  outstanding:
  Basic.........................................   149,089    146,905      148,646      146,332
                                                  --------   --------   ----------   ----------
  Diluted.......................................   163,919    153,378      163,584      158,090
                                                  --------   --------   ----------   ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                2004         2003
(IN THOUSANDS)                                                ---------   -----------
Cash flows from operating activities:
Net income..................................................  $ 193,691   $   127,357
Adjustments to net income:
  Depreciation and amortization.............................    185,560       166,854
  Depletion.................................................     34,995         2,254
  Deferred income tax expense (benefit).....................      5,226       (19,593)
  Deferred financing costs amortization.....................      3,839         4,098
  Pension liability amortization............................        643            --
  Discount amortization on long-term debt...................     15,139        20,530
  Amortization of loss on cash flow hedges..................        114           113
  Losses (gains) on long-term assets, net...................      1,380        (3,182)
  Gains on marketable and non-marketable securities, net....    (11,940)       (2,692)
  (Gains) losses on derivative instruments..................     (1,853)        1,659
  Sales of marketable securities, trading...................         --         4,484
  Foreign currency transaction gains........................        (29)         (387)
  Loss on early extinguishment of debt......................         --           908
  Equity in earnings from unconsolidated affiliates, net of
    dividends...............................................     (3,682)         (608)
Increase (decrease) from changes in:
  Accounts receivable.......................................    (74,240)      (18,884)
  Inventory.................................................       (420)       (4,639)
  Other current assets......................................     10,697        (9,184)
  Other long-term assets....................................      7,049       (19,627)
  Trade accounts payable and accrued liabilities............     27,007         5,652
  Income taxes payable......................................     (9,082)       (2,116)
  Other long-term liabilities...............................    (18,973)       (8,902)
                                                              ---------   -----------
Net cash provided by operating activities...................    365,121       244,095
                                                              ---------   -----------
Cash flows from investing activities:
  Purchases of marketable securities, available-for-sale....   (622,860)   (1,031,192)
  Sales and maturities of marketable securities,
    available-for-sale......................................    682,769       938,129
  Purchases of non-marketable securities, net...............    (99,843)      (20,001)
  Sales of non-marketable securities........................     22,773            --
  Capital expenditures......................................   (400,073)     (219,468)
  Proceeds from sales of assets and insurance claims........      3,905        11,453
                                                              ---------   -----------
Net cash used for investing activities......................   (413,329)     (321,079)
                                                              ---------   -----------
Cash flows from financing activities:
  Increase (decrease) in cash overdrafts....................      6,440        (1,904)
  (Increase) decrease in restricted cash....................        (24)        2,015
  Proceeds from issuance of long-term debt..................         --       700,000
  Reduction of long-term debt...............................   (301,659)     (543,691)
  Debt issuance costs.......................................         --       (11,512)
  Proceeds from issuance of common shares...................     52,239        24,144
                                                              ---------   -----------
Net cash (used for) provided by financing activities........   (243,004)      169,052
                                                              ---------   -----------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      8,612         4,410
                                                              ---------   -----------
Net (decrease) increase in cash and cash equivalents........   (282,600)       96,478
Cash and cash equivalents, beginning of period..............    579,737       414,051
                                                              ---------   -----------
Cash and cash equivalents, end of period....................  $ 297,137   $   510,529
                                                              ---------   -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                COMMON                     ------------------------------------------------------
                                SHARES                       UNREALIZED      MINIMUM     UNREALIZED
                            ---------------   CAPITAL IN   GAINS (LOSSES)    PENSION      LOSS ON     CUMULATIVE
                                       PAR    EXCESS OF    ON MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION    RETAINED
                            SHARES    VALUE   PAR VALUE      SECURITIES     ADJUSTMENT     HEDGES     ADJUSTMENT     EARNINGS
                            -------   -----   ----------   --------------   ----------   ----------   -----------   ----------
(IN THOUSANDS)
Balances, December 31,
  2003....................  146,656   $147    $1,270,362       $4,969        $(2,815)     $(1,294)     $ 98,723     $1,120,183
                            -------   ----    ----------       ------        -------      -------      --------     ----------
Comprehensive income
  (loss):
  Net income..............                                                                                             193,691
  Translation
    adjustment............                                                                               19,177
  Unrealized gains on
    marketable securities,
    net of income tax
    benefit of $671.......                                      6,355
    Less: reclassification
      adjustment for gains
      included in net
      income, net of
      income taxes of
      $813................                                     (9,426)
  Pension liability
    amortization, net of
    income taxes of
    $238..................                                                       405
  Amortization of loss on
    cash flow hedges......                                                                    114
                            -------   ----    ----------       ------        -------      -------      --------     ----------
      Total comprehensive
        income (loss).....       --     --            --       (3,071)           405          114        19,177        193,691
                            -------   ----    ----------       ------        -------      -------      --------     ----------
Issuance of common shares
  for stock options
  exercised...............    2,305      2        52,237
Nabors Exchangeco shares
  exchanged...............      131
Tax effect of stock option
  deductions..............                        18,733
                            -------   ----    ----------       ------        -------      -------      --------     ----------
      Subtotal............    2,436      2        70,970           --             --           --            --             --
                            -------   ----    ----------       ------        -------      -------      --------     ----------
Balances, September 30,
  2004....................  149,092   $149    $1,341,332       $1,898        $(2,410)     $(1,180)     $117,900     $1,313,874
                            -------   ----    ----------       ------        -------      -------      --------     ----------


                                TOTAL
                            SHAREHOLDERS'
                               EQUITY
                            -------------
(IN THOUSANDS)
Balances, December 31,
  2003....................   $2,490,275
                             ----------
Comprehensive income
  (loss):
  Net income..............      193,691
  Translation
    adjustment............       19,177
  Unrealized gains on
    marketable securities,
    net of income tax
    benefit of $671.......        6,355
    Less: reclassification
      adjustment for gains
      included in net
      income, net of
      income taxes of
      $813................       (9,426)
  Pension liability
    amortization, net of
    income taxes of
    $238..................          405
  Amortization of loss on
    cash flow hedges......          114
                             ----------
      Total comprehensive
        income (loss).....      210,316
                             ----------
Issuance of common shares
  for stock options
  exercised...............       52,239
Nabors Exchangeco shares
  exchanged...............           --
Tax effect of stock option
  deductions..............       18,733
                             ----------
      Subtotal............       70,972
                             ----------
Balances, September 30,
  2004....................   $2,771,563
                             ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                      IN SHAREHOLDERS' EQUITY (CONTINUED)
                                  (UNAUDITED)

                                                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                COMMON                     ------------------------------------------------------
                                SHARES                       UNREALIZED      MINIMUM     UNREALIZED
                            ---------------   CAPITAL IN   GAINS (LOSSES)    PENSION      LOSS ON     CUMULATIVE
                                       PAR    EXCESS OF    ON MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION    RETAINED
                            SHARES    VALUE   PAR VALUE      SECURITIES     ADJUSTMENT     HEDGES     ADJUSTMENT     EARNINGS
                            -------   -----   ----------   --------------   ----------   ----------   -----------   ----------
Balances, December 31,
  2002....................  144,965   $145    $1,233,598       $5,646        $(2,205)     $(1,444)     $ (5,240)    $  927,955
                            -------   ----    ----------       ------        -------      -------      --------     ----------
Comprehensive income
  (loss):
  Net income..............                                                                                             127,357
  Translation
    adjustment............                                                                               79,982
  Unrealized gains on
    marketable securities,
    net of income taxes of
    $170..................                                        289
    Less: reclassification
      adjustment for gains
      included in net
      income, net of
      income taxes of
      $913................                                     (1,555)
  Amortization of loss on
    cash flow hedges......                                                                    113
                            -------   ----    ----------       ------        -------      -------      --------     ----------
      Total comprehensive
        income (loss).....       --     --            --       (1,266)            --          113        79,982        127,357
                            -------   ----    ----------       ------        -------      -------      --------     ----------
Issuance of common shares
  for stock options
  exercised...............    1,134      2        18,142
Issuance of common shares
  in connection with the
  New Prospect warrants
  exercised...............      200                6,000
Issuance of common shares
  in connection with the
  Enserco warrants
  exercised...............       66
Nabors Exchangeco shares
  exchanged...............      152
Tax effect of stock option
  deductions..............                        10,025
                            -------   ----    ----------       ------        -------      -------      --------     ----------
      Subtotal............    1,552      2        34,167           --             --           --            --             --
                            -------   ----    ----------       ------        -------      -------      --------     ----------
Balances, September 30,
  2003....................  146,517   $147    $1,267,765       $4,380        $(2,205)     $(1,331)     $ 74,742     $1,055,312
                            -------   ----    ----------       ------        -------      -------      --------     ----------


                                TOTAL
                            SHAREHOLDERS'
                               EQUITY
                            -------------
Balances, December 31,
  2002....................   $2,158,455
                             ----------
Comprehensive income
  (loss):
  Net income..............      127,357
  Translation
    adjustment............       79,982
  Unrealized gains on
    marketable securities,
    net of income taxes of
    $170..................          289
    Less: reclassification
      adjustment for gains
      included in net
      income, net of
      income taxes of
      $913................       (1,555)
  Amortization of loss on
    cash flow hedges......          113
                             ----------
      Total comprehensive
        income (loss).....      206,186
                             ----------
Issuance of common shares
  for stock options
  exercised...............       18,144
Issuance of common shares
  in connection with the
  New Prospect warrants
  exercised...............        6,000
Issuance of common shares
  in connection with the
  Enserco warrants
  exercised...............           --
Nabors Exchangeco shares
  exchanged...............           --
Tax effect of stock option
  deductions..............       10,025
                             ----------
      Subtotal............       34,169
                             ----------
Balances, September 30,
  2003....................   $2,398,810
                             ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  NATURE OF OPERATIONS

     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 700 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 210 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 44 platform rigs, 19 jack-up units, and three barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 17 rigs.

     To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. Our land transportation and hauling fleet includes approximately 240 rig and oilfield equipment hauling tractor-trailers, cranes, loaders and light-duty vehicles. We maintain approximately 300 fluid hauling trucks, approximately 820 fluid storage tanks, ten saltwater disposal wells and other auxiliary equipment used in drilling, workover and well-servicing operations in the United States. In addition, we time charter a fleet of 31 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations primarily in the Gulf of Mexico. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment and rig reporting software. We have also made selective investments in oil and gas exploration, development and production activities.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2003. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2004, and the results of our operations for the three and nine months ended September 30, 2004 and 2003, and our cash flows for the nine months ended September 30, 2004 and 2003, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2004 may not be indicative of results that will be realized for the full year ending December 31, 2004.

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

     Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $67.6 million and $58.1 million as of September 30, 2004 and December 31, 2003, respectively, and are included in other long-term assets in our consolidated balance sheets.

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

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2004       2003       2004       2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)       --------   --------   --------   --------
Net income, as reported......................  $75,626    $50,281    $193,691   $127,357
Deduct: Total stock-based employee
  compensation expense determined under the
  fair value method for all awards, net of
  related tax effects........................   (5,890)    (3,755)    (16,142)   (10,338)
                                               -------    -------    --------   --------
Pro forma net income-basic...................   69,736     46,526     177,549    117,019
Add: Interest expense on assumed conversion
  of our zero coupon convertible/exchangeable
  senior debentures/notes, net of tax (see
  Note 6)....................................    3,119         --       9,299      3,639
                                               -------    -------    --------   --------
Adjusted pro forma net income-diluted........  $72,855    $46,526    $186,848   $120,658
                                               -------    -------    --------   --------
Earnings per share:
  Basic-as reported..........................  $   .51    $   .34    $   1.30   $    .87
  Basic-pro forma............................  $   .47    $   .32    $   1.19   $    .80
  Diluted-as reported........................  $   .48    $   .33    $   1.24   $    .83
  Diluted-pro forma..........................  $   .44    $   .30    $   1.14   $    .76

COMPREHENSIVE INCOME

     Comprehensive income totaled $115.0 million and $48.3 million for the three months ended September 30, 2004 and 2003, respectively, and $210.3 million and $206.2 million for the nine months ended September 30, 2004 and 2003, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003 the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Our adoption of FIN 46R on March 31, 2004 did not have a material effect on our financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2004.

     In December 2003 the FASB issued an Exposure Draft, "Earnings per
Share -- an Amendment of FASB Statement No. 128," which would amend the computational guidance of SFAS No. 128, "Earnings per Share." The proposed statement would eliminate the provisions of SFAS 128 which permit an entity to rebut the presumption that instruments with the option of settling in either cash or shares will be settled in shares. This new statement would be effective for periods ending after December 15, 2004, but would require prior period earnings per share amounts presented for comparative purposes to be restated to conform to the provisions of the new requirements. If adopted, the proposed statement, in combination with Emerging Issues Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," discussed below, could result in a material dilution of our earnings per share, unless we are able to take action to address the effect of these recently issued and proposed accounting pronouncements prior to year-end (see discussion in Note 3).

     In October 2004 the FASB ratified the consensus reached by the EITF in EITF 04-8, which addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share computations. Based on the concepts described in EITF 04-8, we will be required to treat our $700 million zero coupon senior exchangeable notes as converted for purposes of computing diluted earnings per share, regardless of whether any triggering contingency has been met or is likely to be met. The consensus reached by the EITF indicates that EITF 04-8 should have the same effective date as the proposed revision of SFAS 128, which is expected to be effective for periods ending after December 15, 2004. EITF 04-8 would require our prior period earnings per share amounts presented for comparative purposes to be restated to conform to the provisions of the new requirements, unless we are able to take action to address the effect of these recently issued and proposed accounting pronouncements prior to year-end (see discussion in Note 3).

NOTE 3  LONG-TERM DEBT

     In October 2004 we executed supplemental indentures relating to our $700 million zero coupon senior exchangeable notes and our $1.381 billion zero coupon convertible senior debentures providing that upon an exchange or conversion of these convertible debt instruments, we will in all circumstances elect to pay holders of these debt instruments, in lieu of common shares, cash for the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indentures (as supplemented). Additionally, the supplemental indentures for both of these instruments provide that if the instruments are put to us at various dates commencing February 5, 2006 and June 15, 2008 for the $1.381 billion senior debentures and the $700 million senior notes, respectively, we will in all circumstances elect to pay holders of these debt instruments cash upon such repurchase.

     The indentures for both of these instruments provide that where we have elected to pay cash upon an exchange or conversion, and such payment of cash is not permitted pursuant to the provisions of the indentures or otherwise, or an event of default under the existing indentures has occurred and is continuing, we would be required to provide our common shares to the holders of the instruments upon such exchange or conversion. Although, as a result of the execution of the supplemental indentures, the issuance of common shares under the indentures relating to the two series of exchangeable/convertible securities is now limited to a situation in which we are in default under such indentures, which we currently view as unlikely, the revision to SFAS 128 would require inclusion in our diluted earnings per share calculation of the total number of common shares issuable upon exchange or conversion.

     Accordingly, we are considering taking further action to address the effect of the proposed revision to SFAS 128.

     As our $1.381 billion zero coupon convertible senior debentures can be converted at any time resulting in our payment of cash, these debentures will be classified in current liabilities in our balance sheet as of December 31, 2004. These debentures previously would have been classified in current liabilities beginning in the first quarter of 2005 due to the holders having the option to put the debentures to us on February 5, 2006. These debentures, totaling approximately $800 million, are classified in long-term debt in our balance sheet as of September 30, 2004.

     On April 15, 2004, we made a payment of $305.3 million upon maturity of our 6.8% senior notes, representing principal of $295.3 million and accrued interest of $10.0 million. These senior notes were included in our consolidated balance sheet as current portion of long-term debt as of December 31, 2003.

NOTE 4  INCOME TAXES

     Our effective income tax (benefit) rate was 10% during the three and nine months ended September 30, 2004, compared to (10%) for the three and nine months ended September 30, 2003. The change from an income tax benefit in the 2003 periods to an income tax expense in the 2004 periods resulted from a higher proportion of our taxable income being generated in the U.S. for the three and nine months ended September 30, 2004 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate.

NOTE 5  COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

     Recent Legislation, Coast Guard Regulations and Actions. Our Sea Mar operations time charter supply vessels to offshore operators, primarily in U.S. waters. The vessels which operate in U.S. coastwise trade are owned by one of our financing company subsidiaries, but are operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. Our Sea Mar operations charter the vessels from this U.S. operating company in connection with our own offshore activities in the Gulf of Mexico and in support of other offshore operators.

     As a result of recent legislation, beginning in August 2007, Sea Mar will no longer be able to use this arrangement to qualify vessels for employment in the U.S. coastwise trade. Accordingly, we will be required to restructure the arrangement, redeploy the vessels outside the United States, or sell the vessels by no later than such time. Under the proposed, but not yet final, regulations issued by the United States Coast Guard on February 4, 2004, Sea Mar's ability to use its current structure to operate vessels in U.S. coastwise trade would end on February 4, 2007.

     Additionally, on February 4, 2004, the United States Coast Guard notified us that it is considering an appeal of the United States Coast Guard's original issuance in June 2002 of the coastwise trade endorsements for the vessels bareboat chartered to the U.S. citizen qualified company. The coastwise trade endorsements on the documents of the vessels issued by the United States Coast Guard authorize the vessels to engage in the U.S. coastwise trade. If the appeal is decided against us, we could lose the ability to market the vessels for use in U.S. coastwise trade in accordance with that decision.

     As of September 30, 2004, the net assets of Sea Mar totaled approximately $162.3 million. During the three and nine months ended September 30, 2004, Sea Mar had income before income taxes totaling $.7 million and $.3 million, respectively.

LITIGATION

     Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of their business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

GUARANTEES

     We enter into various agreements providing financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program, other financial surety instruments such as bonds, and guarantees of residual value in certain of our operating lease agreements. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2002 which is based on future operating results of that business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                                 MAXIMUM AMOUNT
                                               --------------------------------------------------
                                               REMAINDER
                                                OF 2004     2005     2006   THEREAFTER    TOTAL
(IN THOUSANDS)                                 ---------   -------   ----   ----------   --------
Financial standby letters of credit and other
  financial surety instruments...............   $1,143     $95,500   $ 50      $121      $ 96,814
Guarantee of residual value in lease
  agreements.................................      194         684     65        --           943
Contingent consideration in acquisition......      417       1,666    417        --         2,500
                                                ------     -------   ----      ----      --------
Total........................................   $1,754     $97,850   $532      $121      $100,257
                                                ------     -------   ----      ----      --------

NOTE 6  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               --------   --------   --------   --------
Net income (numerator):
  Net income - basic.................................  $75,626    $50,281    $193,691   $127,357
  Add interest expense on assumed conversion of our
     zero coupon convertible/exchangeable senior
     debentures/notes, net of tax:
       $825 million due 2020(1)......................       --         --          --      3,639
       $1.381 billion due 2021(2)....................    3,119         --       9,299         --
       $700 million due 2023(3)......................       --         --          --         --
                                                       -------    -------    --------   --------
     Adjusted net income - diluted...................  $78,745    $50,281    $202,990   $130,996
                                                       -------    -------    --------   --------
Earnings per share:
     Basic...........................................  $   .51    $   .34    $   1.30   $    .87
     Diluted.........................................  $   .48    $   .33    $   1.24   $    .83
Shares (denominator):
  Weighted average number of shares
     outstanding-basic(4)............................  149,089    146,905     148,646    146,332
  Net effect of dilutive stock options and warrants
     based on the treasury stock method..............    6,339      6,473       6,447      6,680
  Assumed conversion of our zero coupon
     convertible/exchangeable senior
     debentures/notes:
       $825 million due 2020(1)......................       --         --          --      5,078
       $1.381 billion due 2021(2)....................    8,491         --       8,491         --
       $700 million due 2023(3)......................       --         --          --         --
                                                       -------    -------    --------   --------
  Weighted average number of shares
     outstanding-diluted.............................  163,919    153,378     163,584    158,090
                                                       -------    -------    --------   --------

---------------

(1) Diluted earnings per share for the nine months ended September 30, 2003 reflects the assumed conversion of our $825 million zero coupon convertible senior debentures, as the conversion in that period would have been dilutive. We redeemed for cash the remaining outstanding principal amount of our $825 million zero coupon convertible senior debentures on June 20, 2003 and therefore these debentures did not impact the calculation of diluted earnings per share for the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004.

(2) Diluted earnings per share for the three and nine months ended September 30, 2004 reflects the assumed conversion of our $1.381 billion zero coupon convertible senior debentures, as the conversion in that period would have been dilutive. For the three and nine months ended September 30, 2003, the weighted-average number of shares outstanding-diluted excludes 8.5 million potentially dilutive shares issuable upon the conversion of our $1.381 billion zero coupon convertible senior debentures because the inclusion of such shares would have been anti-dilutive, given the level of net income for those periods. Net income for the three and nine months ended September 30, 2003 excludes the related add-back of interest expense, net of tax, of $3.0 million and $9.1 million, respectively, for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted-average number of shares outstanding-diluted had diluted earnings per share been at or above $.36 and $1.07 for the three and nine months ended September 30, 2003, respectively.

(3) Diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 excludes approximately 10.0 million potentially dilutive shares initially issuable upon the exchange of our $700 million zero coupon exchangeable senior notes. Such shares are contingently exchangeable under certain circumstances and would only be included in the calculation of the weighted-average number of shares outstanding-diluted if any of those criteria were met. Such criteria were not met during the three and nine months ended September 30, 2004 and 2003. Based on the initial exchange price per share, these notes would be exchangeable for our common shares if the closing sale price per share of Nabors' common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to $84.12 for calendar quarters ending on or before September 30, 2008, and $77.11 for calendar quarters thereafter.

(4) Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors Exchangeco, respectively: 148.8 million and .3 million shares for the three months ended September 30, 2004; 146.5 million and .4 million shares for the three months ended September 30, 2003; 148.3 million and .3 million shares for the nine months ended September 30, 2004; and 145.8 million and .5 million shares for the nine months ended September 30, 2003. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors' common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 8,963,148 and 8,479,677 shares during the three and nine months ended September 30, 2004, respectively, and 8,885,367 and 8,186,698 shares during the three and nine months ended September 30, 2003, respectively. In any period during which the average market price of Nabors' common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting.

     The holders of our $1.381 billion zero coupon convertible senior debentures and our $700 million zero coupon senior exchangeable notes have the right to require us to repurchase the debentures/notes at various dates commencing February 5, 2006 and June 15, 2008, respectively. See a discussion of modifications made to these convertible debt instruments in October 2004 included in Note 3, Long-term Debt.

NOTE 7  SEGMENT INFORMATION

     The following tables set forth certain financial information with respect to our reportable segments:

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    2004       2003        2004         2003
(IN THOUSANDS)                                    --------   --------   ----------   ----------
Operating revenues and Earnings from
  unconsolidated affiliates:
  Contract Drilling:(1)
     U.S. Lower 48 Land Drilling................  $202,283   $132,065   $  527,700   $  336,272
     U.S. Land Well-servicing...................    95,377     78,773      263,018      236,937
     U.S. Offshore..............................    33,929     25,928       96,806       72,322
     Alaska.....................................    16,982     20,187       66,020       86,601
     Canada.....................................    89,293     71,489      289,964      222,113
     International..............................   111,618    106,228      321,790      290,018
                                                  --------   --------   ----------   ----------
       Subtotal Contract Drilling(2)............   549,482    434,670    1,565,298    1,244,263
  Oil and Gas(3)................................    14,216      3,366       49,515        7,452
  Other Operating Segments(4)(5)................    41,408     48,635      150,086      150,396
  Other reconciling items(6)....................   (19,746)   (10,692)     (50,868)     (36,481)
                                                  --------   --------   ----------   ----------
       Total....................................  $585,360   $475,979   $1,714,031   $1,365,630
                                                  --------   --------   ----------   ----------
Adjusted income (loss) derived from operating
  activities:(7)
  Contract Drilling:
     U.S. Lower 48 Land Drilling................  $ 30,221   $  8,215   $   51,760   $    8,136
     U.S. Land Well-servicing...................    18,511     12,925       42,638       35,877
     U.S. Offshore..............................     4,507        658       14,120       (2,782)
     Alaska.....................................     2,522      5,584       13,488       31,272
     Canada.....................................    13,888     10,931       60,011       35,320
     International..............................    24,713     22,078       62,057       58,808
                                                  --------   --------   ----------   ----------
       Subtotal Contract Drilling...............    94,362     60,391      244,074      166,631
  Oil and Gas...................................     4,018      2,215        9,420        4,876
  Other Operating Segments......................    (3,094)      (790)      (5,631)       4,397
                                                  --------   --------   ----------   ----------
       Total segment adjusted income derived
          from operating activities.............    95,286     61,816      247,863      175,904
                                                  --------   --------   ----------   ----------
Other reconciling items(8)......................   (11,195)    (8,870)     (32,040)     (28,964)
Interest expense................................   (10,533)   (15,991)     (37,779)     (54,705)
Interest and dividend income....................     6,782      6,442       21,166       21,133
Other income, net...............................     3,953      2,279       15,279        2,326
                                                  --------   --------   ----------   ----------
Income before income taxes......................  $ 84,293   $ 45,676   $  214,489   $  115,694
                                                  --------   --------   ----------   ----------

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
(IN THOUSANDS)                                                -------------   ------------
Total assets:
  Contract Drilling:
     U.S. Lower 48 Land Drilling............................   $1,088,811      $  987,903
     U.S. Land Well-servicing...............................      273,023         246,312
     U.S. Offshore..........................................      425,724         386,196
     Alaska.................................................      204,946         218,222
     Canada.................................................      848,392         767,400
     International..........................................    1,080,388       1,001,058
                                                               ----------      ----------
       Subtotal Contract Drilling(9)........................    3,921,284       3,607,091
  Oil and Gas...............................................       84,796          67,898
  Other Operating Segments(10)..............................      320,605         337,622
  Other reconciling items(8)................................    1,291,735       1,590,081
                                                               ----------      ----------
       Total assets.........................................   $5,618,420      $5,602,692
                                                               ----------      ----------

---------------

 (1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of ($.26) million and $1.0 million for the three months ended September 30, 2004 and 2003, respectively, and $1.9 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively.

 (3) Represents our oil and gas exploration, development and production operations.

 (4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (5) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of ($.03) million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively, and $2.8 million and $7.0 million for the nine months ended September 30, 2004 and 2003, respectively.

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

 (9) Includes $34.4 million and $26.5 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2004 and December 31, 2003, respectively.

(10) Includes $33.2 million and $31.6 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2004 and December 31, 2003, respectively.

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

     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of September 30, 2004 and December 31, 2003, statements of income for the three and nine months ended September 30, 2004 and 2003, and statements of cash flows for the nine months ended September 30, 2004 and 2003 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                               SEPTEMBER 30, 2004
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...  $  121,450   $       --   $     18    $  175,669     $        --     $  297,137
  Marketable securities.......     420,277           --         --        46,646              --        466,923
  Accounts receivable, net....          --           --         --       480,117              --        480,117
  Inventory...................          --           --         --        23,895              --         23,895
  Other current assets........      39,348        1,677        410       139,030              --        180,465
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current assets......     581,075        1,677        428       865,357              --      1,448,537
Marketable securities.........     380,078           --         --        50,835              --        430,913
Property, plant and equipment,
  net.........................          --           --         --     3,190,374              --      3,190,374
Goodwill, net.................          --           --         --       321,010              --        321,010
Intercompany receivables......   1,335,742      840,825         --           522      (2,177,089)            --
Investments in affiliates.....     476,865    2,058,121    251,301     1,148,270      (3,866,952)        67,605
Other long-term assets........          --       21,458      1,063       137,460              --        159,981
                                ----------   ----------   --------    ----------     -----------     ----------
    Total assets..............  $2,773,760   $2,922,081   $252,792    $5,713,828     $(6,044,041)    $5,618,420
                                ----------   ----------   --------    ----------     -----------     ----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt......................  $       --   $      750   $     --    $       --     $        --     $      750
  Trade accounts payable......          --           23         --       161,368              --        161,391
  Accrued liabilities.........         740        2,577      1,410       158,366              --        163,093
  Income taxes payable........       1,425           --         --         4,657              --          6,082
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current
      liabilities.............       2,165        3,350      1,410       324,391              --        331,316
Long-term debt................          --    1,778,832    223,698            --              --      2,002,530
Other long-term liabilities...          --          340         --       144,494              --        144,834
Deferred income taxes.........          32       49,008         --       319,137              --        368,177
Intercompany payable..........          --           --      2,273     2,174,816      (2,177,089)            --
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities.........       2,197    1,831,530    227,381     2,962,838      (2,177,089)     2,846,857
                                ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity..........   2,771,563    1,090,551     25,411     2,750,990      (3,866,952)     2,771,563
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities and
      shareholders' equity....  $2,773,760   $2,922,081   $252,792    $5,713,828     $(6,044,041)    $5,618,420
                                ----------   ----------   --------    ----------     -----------     ----------

                                                               DECEMBER 31, 2003
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents...  $  403,693   $        1   $     17    $  176,026     $        --     $  579,737
  Marketable securities.......     285,353           --         --        54,583              --        339,936
  Accounts receivable, net....          --           --         --       410,487              --        410,487
  Inventory...................          --           --         --        23,289              --         23,289
  Other current assets........       6,806        4,229         --       151,163              --        162,198
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current assets......     695,852        4,230         17       815,548              --      1,515,647
Marketable securities.........     571,327           --         --        41,090              --        612,417
Property, plant and equipment,
  net.........................          --           --         --     2,990,792              --      2,990,792
Goodwill, net.................          --           --         --       315,627              --        315,627
Intercompany receivables......   1,057,260    1,085,944        202            --      (2,143,406)            --
Investments in affiliates.....     170,089    2,065,230    236,829     1,095,882      (3,509,930)        58,100
Other long-term assets........          --       20,359        966        88,784              --        110,109
                                ----------   ----------   --------    ----------     -----------     ----------
    Total assets..............  $2,494,528   $3,175,763   $238,014    $5,347,723     $(5,653,336)    $5,602,692
                                ----------   ----------   --------    ----------     -----------     ----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt......................  $       --   $  295,267   $     --    $    4,118     $        --     $  299,385
  Trade accounts payable......           1           23         --       128,816              --        128,840
  Accrued liabilities.........         960       10,766      3,901       145,118              --        160,745
  Income taxes payable........       1,164         (190)      (111)        8,540              --          9,403
                                ----------   ----------   --------    ----------     -----------     ----------
    Total current
      liabilities.............       2,125      305,866      3,790       286,592              --        598,373
Long-term debt................          --    1,762,054    223,499            --              --      1,985,553
Other long-term liabilities...          --        3,738         --       151,929              --        155,667
Deferred income taxes.........          79       61,623         82       311,040              --        372,824
Intercompany payable..........       2,049           --         --     2,141,357      (2,143,406)            --
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities.........       4,253    2,133,281    227,371     2,890,918      (2,143,406)     3,112,417
                                ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity..........   2,490,275    1,042,482     10,643     2,456,805      (3,509,930)     2,490,275
                                ----------   ----------   --------    ----------     -----------     ----------
    Total liabilities and
      shareholders' equity....  $2,494,528   $3,175,763   $238,014    $5,347,723     $(5,653,336)    $5,602,692
                                ----------   ----------   --------    ----------     -----------     ----------

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED SEPTEMBER 30, 2004
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)              ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues......   $    --      $    --      $   --      $585,652       $               $585,652
                             -------      -------      ------      --------       ---------       --------
  Earnings (losses) from
     unconsolidated
     affiliates...........        --           --          --          (292)             --           (292)
  Earnings from
     consolidated
     affiliates...........    44,989       41,015       3,675        43,315        (132,994)            --
  Interest and dividend
     income...............     3,408           33          --         3,341              --          6,782
  Intercompany interest
     income...............    27,115       18,381          --            --         (45,496)            --
  Other income (expense),
     net..................     3,933       (1,256)         --         2,120            (844)         3,953
                             -------      -------      ------      --------       ---------       --------
     Total revenues and
       other income.......    79,445       58,173       3,675       634,136        (179,334)       596,095
                             -------      -------      ------      --------       ---------       --------
Costs and other
  deductions:
  Direct costs............        --           --          --       378,084              --        378,084
  General and
     administrative
     expenses.............     1,863            4          --        48,525            (844)        49,548
  Depreciation and
     amortization.........        --          150          --        64,079              --         64,229
  Depletion...............        --           --          --         9,408              --          9,408
  Interest expense........        --        8,330       2,890          (687)             --         10,533
  Intercompany interest
     expense..............        --           --          --        45,496         (45,496)            --
                             -------      -------      ------      --------       ---------       --------
     Total costs and other
       deductions.........     1,863        8,484       2,890       544,905         (46,340)       511,802
                             -------      -------      ------      --------       ---------       --------
Income before income
  taxes...................    77,582       49,689         785        89,231        (132,994)        84,293
                             -------      -------      ------      --------       ---------       --------
Income tax expense........     1,956        3,209         275         3,227              --          8,667
                             -------      -------      ------      --------       ---------       --------
Net income................   $75,626      $46,480      $  510      $ 86,004       $(132,994)      $ 75,626
                             -------      -------      ------      --------       ---------       --------

                                                 THREE MONTHS ENDED SEPTEMBER 30, 2003
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)              ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues......   $    --      $    --      $   --      $473,494       $      --       $473,494
  Earnings from
     unconsolidated
     affiliates...........        --           --          --         2,485              --          2,485
  Earnings from
     consolidated
     affiliates...........     2,836       32,386       2,846        31,977         (70,045)            --
  Interest income.........       550            5          --         5,887              --          6,442
  Intercompany interest
     income...............    50,789       15,096          --            --         (65,885)            --
  Other income, net.......         2        2,041          --           236              --          2,279
                             -------      -------      ------      --------       ---------       --------
     Total revenues and
       other income.......    54,177       49,528       2,846       514,079        (135,930)       484,700
                             -------      -------      ------      --------       ---------       --------
Costs and other
  deductions:
  Direct costs............        --           --          --       323,296              --        323,296
  General and
     administrative
     expenses.............       868           37           3        40,299              --         41,207
  Depreciation and
     amortization.........        --           --          --        57,394              --         57,394
  Depletion...............        --           --          --         1,136              --          1,136
  Interest expense........        --       13,220       2,860           (89)             --         15,991
  Intercompany interest
     expense..............        --           --          --        65,885         (65,885)            --
                             -------      -------      ------      --------       ---------       --------
     Total costs and other
       deductions.........       868       13,257       2,863       487,921         (65,885)       439,024
                             -------      -------      ------      --------       ---------       --------
Income (loss) before
  income taxes............    53,309       36,271         (17)       26,158         (70,045)        45,676
                             -------      -------      ------      --------       ---------       --------
Income tax expense
  (benefit)...............     3,028        1,437          (6)       (9,064)             --         (4,605)
                             -------      -------      ------      --------       ---------       --------
Net income (loss).........   $50,281      $34,834      $  (11)     $ 35,222       $ (70,045)      $ 50,281
                             -------      -------      ------      --------       ---------       --------

                                                 NINE MONTHS ENDED SEPTEMBER 30, 2004
                           --------------------------------------------------------------------------------
                                          NABORS                   OTHER
                             NABORS      DELAWARE     NABORS    SUBSIDIARIES
                            (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                           GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)             ----------   ----------   --------   ------------   -------------   ------------
Revenues and other
  income:
  Operating revenues.....   $     --     $     --    $    --     $1,709,348      $      --      $1,709,348
                                                                                                        --
  Earnings from
     unconsolidated
     affiliates..........         --           --         --          4,683             --           4,683
  Earnings from
     consolidated
     affiliates..........    105,683      106,756     14,474        110,937       (337,850)             --
  Interest and dividend
     income..............     12,317            1         --          8,848             --          21,166
  Intercompany interest
     income..............     80,856       53,101         --            522       (134,479)             --
  Other income, net......      4,762        1,833         --         10,918         (2,234)         15,279
                            --------     --------    -------     ----------      ---------      ----------
     Total revenues and
       other income......    203,618      161,691     14,474      1,845,256       (474,563)      1,750,476
                            --------     --------    -------     ----------      ---------      ----------
Costs and other
  deductions:
  Direct costs...........         --           --         --      1,137,065             --       1,137,065
  General and
     administrative
     expenses............      4,309           83         16        138,414         (2,234)        140,588
  Depreciation and
     amortization........         --          300         --        185,260             --         185,560
  Depletion..............         --           --         --         34,995             --          34,995
  Interest expense.......         --       30,453      8,610         (1,284)            --          37,779
  Intercompany interest
     expense.............         --          522         --        133,957       (134,479)             --
                            --------     --------    -------     ----------      ---------      ----------
     Total costs and
       other
       deductions........      4,309       31,358      8,626      1,628,407       (136,713)      1,535,987
                            --------     --------    -------     ----------      ---------      ----------
Income before income
  taxes..................    199,309      130,333      5,848        216,849       (337,850)        214,489
                            --------     --------    -------     ----------      ---------      ----------
Income tax expense.......      5,618        8,723      2,047          4,410             --          20,798
                            --------     --------    -------     ----------      ---------      ----------
Net income...............   $193,691     $121,610    $ 3,801     $  212,439      $(337,850)     $  193,691
                            --------     --------    -------     ----------      ---------      ----------

                                                    NINE MONTHS ENDED SEPTEMBER 30, 2003
                              --------------------------------------------------------------------------------
                                             NABORS                   OTHER
                                NABORS      DELAWARE     NABORS    SUBSIDIARIES
                               (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                              GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues........   $     --     $    --     $    --     $1,355,883      $      --      $1,355,883
  Earnings from
     unconsolidated
     affiliates.............         --          --          --          9,747             --           9,747
  Earnings (losses) from
     consolidated
     affiliates.............    (11,101)     85,475      12,496         73,172       (160,042)             --
  Interest income...........      1,052          22          11         20,048             --          21,133
  Intercompany interest
     income.................    156,826      43,548          --             --       (200,374)             --
  Other income (expense),
     net....................     (3,553)     (1,660)         15          7,524             --           2,326
                               --------     -------     -------     ----------      ---------      ----------
     Total revenues and
       other income.........    143,224     127,385      12,522      1,466,374       (360,416)      1,389,089
                               --------     -------     -------     ----------      ---------      ----------
Costs and other deductions:
  Direct costs..............         --          --          --        926,647             --         926,647
  General and administrative
     expenses...............      2,608        (116)         20        120,423             --         122,935
  Depreciation and
     amortization...........         --          --          --        166,854             --         166,854
  Depletion.................         --          --          --          2,254             --           2,254
  Interest expense..........         --      45,571       8,588            546             --          54,705
  Intercompany interest
     expense................         --          --          --        200,374       (200,374)             --
                               --------     -------     -------     ----------      ---------      ----------
     Total costs and other
       deductions...........      2,608      45,455       8,608      1,417,098       (200,374)      1,273,395
                               --------     -------     -------     ----------      ---------      ----------
Income before income
  taxes.....................    140,616      81,930       3,914         49,276       (160,042)        115,694
                               --------     -------     -------     ----------      ---------      ----------
Income tax expense
  (benefit).................     13,259      (1,312)      1,488        (25,098)            --         (11,663)
                               --------     -------     -------     ----------      ---------      ----------
Net income..................   $127,357     $83,242     $ 2,426     $   74,374      $(160,042)     $  127,357
                               --------     -------     -------     ----------      ---------      ----------

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                 NINE MONTHS ENDED SEPTEMBER 30, 2004
                           --------------------------------------------------------------------------------
                                          NABORS                   OTHER
                             NABORS      DELAWARE     NABORS    SUBSIDIARIES
                            (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                           GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)             ----------   ----------   --------   ------------   -------------   ------------
Net cash (used for)
  provided by operating
  activities.............  $(163,855)   $ 304,467    $(10,967)   $ 446,938       $(211,462)     $ 365,121
                           ---------    ---------    --------    ---------       ---------      ---------
Cash flows from investing
  activities:
  Purchases of marketable
    securities,
    available-for-
    sale.................   (552,374)          --          --      (70,486)             --       (622,860)
  Sales and maturities of
    marketable
    securities,
    available-for-sale...    633,434           --          --       49,335              --        682,769
  Purchases of non-
    marketable
    securities, net......    (35,000)          --          --      (64,843)             --        (99,843)
  Sales of non-marketable
    securities...........         --           --          --       22,773              --         22,773
  Cash paid for
    investments in
    consolidated
    affiliates...........   (218,012)     (60,000)         --     (170,968)        448,980             --
  Capital expenditures...         --           --          --     (400,073)             --       (400,073)
  Proceeds from sales of
    assets and insurance
    claims...............         --           --          --        3,905              --          3,905
                           ---------    ---------    --------    ---------       ---------      ---------
Net cash used for
  investing activities...   (171,952)     (60,000)         --     (630,357)        448,980       (413,329)
                           ---------    ---------    --------    ---------       ---------      ---------
Cash flows from financing
  activities:
  Increase in cash
    overdrafts...........         --           --          --        6,440              --          6,440
  Increase in restricted
    cash.................         --           --          --          (24)             --            (24)
  Reduction of long-term
    debt.................         --     (297,525)         --       (4,134)             --       (301,659)
  Proceeds from issuance
    of common shares.....     52,239           --          --           --              --         52,239
  Retirement of
    intercompany loan....      1,325           --          --       (1,325)             --             --
  Proceeds from parent
    contributions........         --      160,000      10,968      278,012        (448,980)            --
  Cash dividends paid....         --     (106,943)         --     (104,519)        211,462             --
                           ---------    ---------    --------    ---------       ---------      ---------
Net cash provided by
  (used for) financing
  activities.............     53,564     (244,468)     10,968      174,450        (237,518)      (243,004)
                           ---------    ---------    --------    ---------       ---------      ---------
Effect of exchange rate
  changes on cash and
  cash equivalents.......         --           --          --        8,612              --          8,612
                           ---------    ---------    --------    ---------       ---------      ---------
Net (decrease) increase
  in cash and cash
  equivalents............   (282,243)          (1)          1         (357)             --       (282,600)
Cash and cash
  equivalents, beginning
  of period..............    403,693            1          17      176,026              --        579,737
                           ---------    ---------    --------    ---------       ---------      ---------
Cash and cash
  equivalents, end of
  period.................  $ 121,450    $      --    $     18    $ 175,669       $      --      $ 297,137
                           ---------    ---------    --------    ---------       ---------      ---------

                                                    NINE MONTHS ENDED SEPTEMBER 30, 2003
                              --------------------------------------------------------------------------------
                                             NABORS                   OTHER
                                NABORS      DELAWARE     NABORS    SUBSIDIARIES
                               (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                              GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                ----------   ----------   --------   ------------   -------------   ------------
Net cash provided by (used
  for) operating
  activities................   $104,446    $ 640,050    $(10,786)   $ 318,738       $(808,353)    $   244,095
                               --------    ---------    --------    ---------       ---------     -----------
Cash flows from investing
  activities:
  Purchases of marketable
     securities,
     available-for-sale.....    (94,685)          --          --     (936,507)             --      (1,031,192)
  Sales and maturities of
     marketable securities,
     available-for-sale.....     46,809           --          --      891,320              --         938,129
  Purchases of
     non-marketable
     securities, net........         --           --          --      (20,001)             --         (20,001)
  Cash paid for investments
     in consolidated
     affiliates.............         --     (700,255)         --           --        (700,255)             --
  Capital expenditures......         --           --          --     (219,468)             --        (219,468)
  Proceeds from sales of
     assets and insurance
     claims.................         --           --          --       11,453              --          11,453
                               --------    ---------    --------    ---------       ---------     -----------
Net cash used for investing
  activities................    (47,876)    (700,255)         --     (273,203)        700,255        (321,079)
                               --------    ---------    --------    ---------       ---------     -----------
Cash flows from financing
  activities:
  Decrease in cash
     overdrafts.............         --           --          --       (1,904)             --          (1,904)
  Decrease in restricted
     cash...................         --           --          --        2,015              --           2,015
  Proceeds from issuance of
     long-term debt.........         --      700,000          --           --              --         700,000
  Reduction of long-term
     debt...................         --     (494,903)         --      (48,788)             --        (543,691)
  Debt issuance costs.......         --      (11,353)       (159)          --              --         (11,512)
  Proceeds from issuance of
     common shares..........     24,144           --          --           --              --          24,144
  Proceeds from parent
     contributions..........         --           --      10,755      689,500        (700,255)             --
  Cash dividends paid.......         --     (133,576)         --     (674,777)        808,353              --
                               --------    ---------    --------    ---------       ---------     -----------
Net cash provided by (used
  for) financing
  activities................     24,144       60,168      10,596      (33,954)        108,098         169,052
                               --------    ---------    --------    ---------       ---------     -----------
Effect of exchange rate
  changes on cash and cash
  equivalents...............         --           --          --        4,410              --           4,410
                               --------    ---------    --------    ---------       ---------     -----------
Net increase (decrease) in
  cash and cash
  equivalents...............     80,714          (37)       (190)      15,991              --          96,478
Cash and cash equivalents,
  beginning of period.......     40,127           38         207      373,679              --         414,051
                               --------    ---------    --------    ---------       ---------     -----------
Cash and cash equivalents,
  end of period.............   $120,841    $       1    $     17    $ 389,670       $      --     $   510,529
                               --------    ---------    --------    ---------       ---------     -----------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nabors Industries Ltd.:

     We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of September 30, 2004, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows and of changes in shareholders' equity for each of the nine-month periods ended September 30, 2004 and 2003. This interim financial information is the responsibility of the Company's management.

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

                                          /s/ PRICEWATERHOUSE COOPERS LLP

Houston, Texas
November 3, 2004

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

RESULTS OF OPERATIONS

     A discussion of our results of operations for the three and nine months ended September 30, 2004 and 2003 is included below. This discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2003.

     As used in this Report, "we," "us," "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

     The following table sets forth certain information with respect to our reportable segments and rig activity:

                                        THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------     ------------------------------------------
                                                               INCREASE                                       INCREASE
                                       2004       2003        (DECREASE)           2004         2003         (DECREASE)
                                     --------   --------   ----------------     ----------   ----------   ----------------
(IN THOUSANDS, EXCEPT PERCENTAGES AND RIG ACTIVITY)
Reportable segments:
  Operating revenues and Earnings
    from unconsolidated affiliates:
    Contract Drilling:(1)
      U.S. Lower 48 Land
        Drilling...................  $202,283   $132,065   $ 70,218     53%     $  527,700   $  336,272   $191,428     57%
      U.S. Land Well-servicing.....    95,377     78,773     16,604     21%        263,018      236,937     26,081     11%
      U.S. Offshore................    33,929     25,928      8,001     31%         96,806       72,322     24,484     34%
      Alaska.......................    16,982     20,187     (3,205)   (16%)        66,020       86,601    (20,581)   (24%)
      Canada.......................    89,293     71,489     17,804     25%        289,964      222,113     67,851     31%
      International................   111,618    106,228      5,390      5%        321,790      290,018     31,772     11%
                                     --------   --------   --------             ----------   ----------   --------
      Subtotal Contract
        Drilling(2)................   549,482    434,670    114,812     26%      1,565,298    1,244,263    321,035     26%
    Oil and Gas(3).................    14,216      3,366     10,850    322%         49,515        7,452     42,063    564%
    Other Operating
      Segments(4)(5)...............    41,408     48,635     (7,227)   (15%)       150,086      150,396       (310)     0%
    Other reconciling items(6).....   (19,746)   (10,692)    (9,054)   (85%)       (50,868)     (36,481)   (14,387)   (39%)
                                     --------   --------   --------             ----------   ----------   --------
      Total........................  $585,360   $475,979   $109,381     23%     $1,714,031   $1,365,630   $348,401     26%
                                     --------   --------   --------   -----     ----------   ----------   --------   -----
  Adjusted income (loss) derived
    from operating activities:(7)
    Contract Drilling:
      U.S. Lower 48 Land
        Drilling...................  $ 30,221   $  8,215   $ 22,006    268%     $   51,760   $    8,136   $ 43,624    536%
      U.S. Land Well-servicing.....    18,511     12,925      5,586     43%         42,638       35,877      6,761     19%
      U.S. Offshore................     4,507        658      3,849    585%         14,120       (2,782)    16,902     N/M(8)
      Alaska.......................     2,522      5,584     (3,062)   (55%)        13,488       31,272    (17,784)   (57%)
      Canada.......................    13,888     10,931      2,957     27%         60,011       35,320     24,691     70%
      International................    24,713     22,078      2,635     12%         62,057       58,808      3,249      6%
                                     --------   --------   --------             ----------   ----------   --------
      Subtotal Contract Drilling...    94,362     60,391     33,971     56%        244,074      166,631     77,443     46%
    Oil and Gas....................     4,018      2,215      1,803     81%          9,420        4,876      4,544     93%
    Other Operating Segments.......    (3,094)      (790)    (2,304)  (292%)        (5,631)       4,397    (10,028)  (228%)
    Other reconciling items(9).....   (11,195)    (8,870)    (2,325)   (26%)       (32,040)     (28,964)    (3,076)   (11%)
                                     --------   --------   --------             ----------   ----------   --------
      Total........................    84,091     52,946     31,145     59%        215,823      146,940     68,883     47%
  Interest expense.................   (10,533)   (15,991)     5,458     34%        (37,779)     (54,705)    16,926     31%
  Interest and dividend income.....     6,782      6,442        340      5%         21,166       21,133         33      0%
  Other income, net................     3,953      2,279      1,674     73%         15,279        2,326     12,953    557%
                                     --------   --------   --------             ----------   ----------   --------
  Income before income taxes.......  $ 84,293   $ 45,676   $ 38,617     85%     $  214,489   $  115,694   $ 98,795     85%
                                     --------   --------   --------             ----------   ----------   --------
Rig activity:
  Rig years:(10)
    U.S. Lower 48 Land Drilling....     207.9      157.4       50.5     32%          192.2        134.6       57.6     43%
    U.S. Offshore..................      14.0       14.1        (.1)    (1%)          14.4         14.2         .2      1%
    Alaska.........................       6.4        6.3         .1      2%            6.9          8.0       (1.1)   (14%)
    Canada.........................      41.9       39.1        2.8      7%           43.6         40.4        3.2      8%
    International(11)..............      66.3       63.3        3.0      5%           65.6         60.1        5.5      9%
                                     --------   --------   --------             ----------   ----------   --------
      Total rig years..............     336.5      280.2       56.3     20%          322.7        257.3       65.4     25%
                                     --------   --------   --------             ----------   ----------   --------
  Rig hours:(12)
    U.S. Land Well-servicing.......   289,312    275,610     13,702      5%        851,810      830,933     20,877      3%
    Canada Well-servicing..........    86,676     90,233     (3,557)    (4%)       272,145      229,393     42,752     19%
                                     --------   --------   --------             ----------   ----------   --------
      Total rig hours..............   375,988    365,843     10,145      3%      1,123,955    1,060,326     63,629      6%
                                     --------   --------   --------             ----------   ----------   --------

---------------

 (1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of ($.26) million and $1.0 million for the three months ended September 30, 2004 and 2003, respectively, and $1.9 million and $2.7 million for the nine months ended September 30, 2004 and 2003, respectively.

 (3) Represents our oil and gas exploration, development and production operations.

 (4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (5) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of ($.03) million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively, and $2.8 million and $7.0 million for the nine months ended September 30, 2004 and 2003, respectively.

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

(11) International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 during the three and nine months ended September 30, 2004, and 3.7 years during the three and nine months ended September 30, 2003.

(12) Rig hours represents the number of hours that our well-servicing rig fleet operated during the period.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

     Operating revenues and Earnings from unconsolidated affiliates for the three months ended September 30, 2004 totaled $585.4 million, representing an increase of $109.4 million, or 23%, compared to the prior year quarter. Adjusted income derived from operating activities and net income for the three months ended September 30, 2004 totaled $84.1 million and $75.6 million ($.48 per diluted share), respectively, representing increases of 59% and 50% compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates for the nine months ended September 30, 2004 totaled $1.714 billion, representing an increase of $348.4 million, or 26%, compared to the prior year period. Adjusted income derived from operating activities and net income for the nine months ended September 30, 2004 totaled $215.8 million and $193.7 million ($1.24 per diluted share), respectively, representing increases of 47% and 52% compared to the prior year period.

     The increase in our operating results during the three and nine months ended September 30, 2004 primarily resulted from higher revenues realized by our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, U.S. Offshore (Gulf of Mexico) and Canadian operations. Revenues increased for these business units as a result of higher activity levels (except for U.S. Offshore where activity levels were flat) and higher average dayrates during the three and nine months ended September 30, 2004 compared to the prior year periods. This increase in activity reflects an increase in demand for our services in these markets during 2003 and 2004, which resulted from continuing higher price levels for natural gas and oil during 2003 and 2004. Our operating results for the fourth quarter of 2004 are expected to increase from levels realized during the third quarter of 2004 primarily as a result of improved operating conditions in Canada, where operations typically improve in the fourth quarter of 2004 as a result of seasonality and where our results were impacted by poor weather during the third quarter of 2004, and a continued improvement in margins for our U.S. Lower 48 Land Drilling operations.

     Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $5.58 per million cubic feet (mcf) during the period from October 1, 2003 through September 30, 2004, up from a $5.29 per mcf average during the period from October 1, 2002 through September 30, 2003. West Texas intermediate spot oil prices (per Bloomberg) averaged $37.24 per barrel during the period from October 1, 2003 through September 30, 2004, up from a $30.34 per barrel average during the period from October 1, 2002 through September 30, 2003.

     Contract Drilling. Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore. Operating revenues and Earnings from unconsolidated affiliates for our Contract Drilling operating segments totaled $549.5 million and adjusted income derived from operating activities totaled $94.4 million during the three months ended September 30, 2004, representing increases of 26% and 56%, respectively, compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates for these operating segments totaled $1.565 billion and adjusted income derived from operating activities totaled $244.1 million during the nine months ended September 30, 2004, representing increases of 26% and 46%, respectively, compared to the prior year period. Rig years (excluding well-servicing rigs) increased to 336.5 years and 322.7 years during the three and nine months ended September 30, 2004, respectively, from
280.2 years and 257.3 years during the three and nine months ended September 30, 2003, respectively, as a result of increased capital spending by our customers, which resulted from the improvement in commodity prices discussed above.

     U.S. Lower 48 Land Drilling Operating revenues and adjusted income derived from operating activities totaled $202.3 million and $30.2 million, respectively, during the three months ended September 30, 2004, representing increases of 53% and 268%, respectively, compared to the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $527.7 million and $51.8 million, respectively, during the nine months ended September 30, 2004, compared to

$336.3 million and $8.1 million, respectively, during the nine months ended September 30, 2003. The increase in operating results during the 2004 periods primarily resulted from increased drilling activity, which was driven by higher natural gas prices and is reflected in the increase in rig years to 207.9 years and 192.2 years during the three and nine months ended September 30, 2004, respectively, compared to 157.4 years and 134.6 years during the three and nine months ended September 30, 2003, respectively, and higher average dayrates compared to the prior year periods.

     U.S. Land Well-servicing Operating revenues and adjusted income derived from operating activities totaled $95.4 million and $18.5 million, respectively, during the three months ended September 30, 2004, representing increases of 21% and 43%, respectively, compared to the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $263.0 million and $42.6 million, respectively, during the nine months ended September 30, 2004, representing increases of 11% and 19%, respectively, compared to the prior year period. The increase in operating results during the 2004 periods primarily resulted from an increase in average dayrates compared to the prior year periods and a slight increased in well-servicing activity, which was driven by higher oil prices and is reflected in the increase in well-servicing hours to 289,312 hours and 851,810 hours during the three and nine months ended September 30, 2004, respectively, compared to 275,610 hours and 830,933 hours during the three and nine months ended September 30, 2003, respectively.

     U.S. Offshore Operating revenues totaled $33.9 million during the three months ended September 30, 2004, representing an increase of 31% compared to the prior year quarter, while adjusted income derived from operating activities totaled $4.5 million during the three months ended September 30, 2004 compared to $0.7 million during the prior year quarter. Operating revenues totaled $96.8 million during the nine months ended September 30, 2004, representing an increase of 34% compared to the prior year period, while adjusted income derived from operating activities totaled $14.1 million during the nine months ended September 30, 2004 compared to an adjusted loss derived from operating activities totaling $2.8 million during the prior year period. The increase in operating results during the 2004 periods primarily resulted from higher average dayrates for most rigs. The increase in average dayrates was most significant for our platform drilling and workover rigs for which there was also a substantial increase in operating days compared to the prior year periods, and for our jack-up drilling and workover rigs. Rig years for our U.S. Offshore operations were relatively flat during the 2004 periods compared to the prior year periods, totaling 14.0 years and 14.4 years for the three and nine months ended September 30, 2004, respectively, compared to 14.1 years and 14.2 years during the three and nine months ended September 30, 2003, respectively. Activity for our U.S. Offshore operations was positively impacted by the addition of three new platform rigs for deepwater development projects, one of which commenced operations in the first quarter of 2004, and two of which commenced operations late in the second quarter of 2004, which was offset by decreased activity for other rigs in more shallow regions of the Gulf of Mexico. The significant damage to one of our MODS deepwater platform rigs during Hurricane Ivan is not expected to have any negative financial effect.

     Alaskan Operating revenues and adjusted income derived from operating activities totaled $17.0 million and $2.5 million, respectively, during the three months ended September 30, 2004, representing decreases of 16% and 55%, respectively, compared to the prior year quarter. These decreases primarily resulted from one time occurrences during the three months ended September 30, 2003 that did not recur during the current year quarter including: deferred revenue recognized on one of our rigs and a receipt of a significant lump sum demobilization fee. Rig years for our Alaskan operations remained relatively flat, totaling 6.4 years during the three months ended September 30, 2004 compared to 6.3 years during the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $66.0 million and $13.5 million, respectively, during the nine months ended September 30, 2004, representing decreases of 24% and 57%, respectively, compared to the prior year period. These decreases primarily resulted from lower drilling activity and an incremental $5.7 million of Operating revenues recorded in the first quarter of 2003, representing business interruption insurance proceeds related to the damage incurred on one of our land drilling rigs in 2001. The decrease in drilling activity during the nine months ended September 30, 2004 primarily resulted from the completion of a significant long-term contract in late 2003 that has not yet been renewed or replaced and is reflected in the decrease in rig years to 6.9 years during the nine months ended September 30, 2004 from 8.0 years during the prior year period.

     Canadian Operating revenues and adjusted income derived from operating activities totaled $89.3 million and $13.9 million, respectively, during the three months ended September 30, 2004, representing increases of 25% and 27%, respectively, compared to the prior year quarter. These increases primarily resulted from an increase in drilling revenues, resulting from an overall increase in drilling activity (which was driven by increased natural gas prices), and an increase in average dayrates compared to the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $290.0 million and $60.0 million, respectively, during the nine months ended September 30, 2004, representing increases of 31% and 70%, respectively, compared to the prior year period. These increases resulted from an increase in drilling and well-servicing revenues, resulting from an overall increase in drilling and well-servicing activity (which was driven by increased natural gas prices), and an increase in average dayrates compared to the prior year period. The improvement in operating results during the three and nine months ended September 30, 2004 was partially offset by the impact of poor weather in the third quarter of 2004, which had the largest impact on our well-servicing operations and resulted in a decrease in well-servicing activity during the three months ended September 30, 2004 compared to the prior year quarter. Rig years in Canada increased to 41.9 years and 43.6 years during the three and nine months ended September 30, 2004, respectively, from 39.1 years and 40.4 years during the three and nine months ended September 30, 2003, respectively. Well-servicing hours decreased to 86,676 hours and increased to 272,145 hours during the three and nine months ended September 30, 2004, respectively, from 90,233 hours and 229,393 hours during the three and nine months ended September 30, 2003, respectively.

     International Operating revenues and Earnings from unconsolidated affiliates and adjusted income derived from operating activities totaled $111.6 million and $24.7 million, respectively, during the three months ended September 30, 2004, respectively, representing increases of 5% and 12%, respectively, compared to the prior year periods. The increase in operating results during the three months ended September 30, 2004 primarily resulted from an increase in operations in Saudi Arabia and from the addition of operations in Indonesia, which began in the fourth quarter of 2003, partially offset by a decrease in operations in Trinidad, Kazakhstan, Yemen and Colombia compared to the prior year quarter, and an incremental $1.6 million of Operating revenues recorded in the third quarter of 2003, representing business interruption insurance proceeds related to the damage incurred on one of our rigs in the United Arab Emirates. Operating revenues and Earnings from unconsolidated affiliates and adjusted income derived from operating activities totaled $321.8 million and $62.1 million, respectively, during the nine months ended September 30, 2004, representing increases of 11% and 6%, respectively, compared to the prior year period. The increase in operating results during the nine months ended September 30, 2004 primarily resulted from an increase in operations in Mexico and Saudi Arabia and from the addition of operations in India and Indonesia, which began in the fourth quarter of 2003, partially offset by a decrease in operations in Trinidad, Yemen, Colombia and Algeria compared to the prior year period. International rig years increased to 66.3 years and 65.6 years during the three and nine months ended September 30, 2004, respectively, from 63.3 years and 60.1 years during the three and nine months ended September 30, 2003, respectively. On June 22, 2004, we acquired two jack-up accommodation units and one self-propelled jack-up work platform/accommodation unit for a total purchase price of approximately $58 million that are currently operating offshore Saudi Arabia under contracts that will continue through at least December 2004, with customer options to extend through March 2005. The accommodation units and work platform/accommodation unit contributed to the increase in our results in Saudi Arabia during the three and nine months ended September 30, 2004.

     Oil and Gas. This operating segment represents our oil and gas exploration, development and production operations. Oil and Gas Operating revenues increased to $14.2 million during the three months ended September 30, 2004 from $3.4 million during the prior year quarter, and increased to $49.5 million during the nine months ended September 30, 2004 from $7.5 million during the prior year period. Adjusted income derived from operating activities increased to $4.0 million during the three months ended September 30, 2004 from $2.2 million during the prior year quarter, and increased to $9.4 million during the nine months ended September 30, 2004 from $4.9 million during the prior year period. Operating results increased during the 2004 periods as a result of the agreements executed with El Paso Corporation in the fourth quarter of 2003. The increase in adjusted income derived from operating activities for the nine months ended September 30, 2004 was partially offset by $2.4 million in expense recognized during the second quarter of 2004 as a result of a dry hole offshore in the Gulf of Mexico.

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

     Other Operating Segments. These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. Operating revenues and Earnings from unconsolidated affiliates for our Other Operating Segments totaled $41.4 million during the three months ended September 30, 2004 representing a decrease of 15% compared to the prior year quarter, and totaled $150.1 million during the nine months ended September 30, 2004 remaining flat compared to the prior year period. The decrease during the three months ended September 30, 2004 primarily resulted from the consolidation of our marine transportation and supply services business unit in our statements of income in the current year quarter, and lower average dayrates for our marine transportation and supply services operations compared to the prior year quarter. Our marine transportation and supply services business unit was accounted for using the equity method of accounting in the prior year quarter. Adjusted loss derived from operating activities totaled $3.1 million during the three months ended September 30, 2004 compared to $0.8 million during the prior year quarter, and totaled $5.6 million during the nine months ended September 30, 2004 compared to adjusted income derived from operating activities totaling $4.4 million during the prior year period. The decrease for the three months ended September 30, 2004 primarily resulted from decreased sales of rig instrumentation systems and a decrease in results for our Alaskan construction and logistics operations compared to the prior year quarter, while the decrease for the nine months ended September 30, 2004 primarily resulted from a similar decrease in results for our Alaskan construction and logistics operations and decreased margins from our marine transportation and supply services, which was driven by lower average dayrates compared to the prior year period.

     Other Financial Information. General and administrative expenses totaled $49.6 million during the three months ended September 30, 2004, representing an increase of $8.4 million, or 20%, compared to the prior year quarter, and totaled $140.6 million during the nine months ended September 30, 2004, representing an increase of $17.7 million, or 14%, compared to the prior year period. These increases primarily resulted from increased activity in a number of our operating segments including our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing and Canadian operations, and from increased expenses at our corporate level. As a percentage of operating revenues, general and administrative expenses decreased (8.5% vs. 8.7%) during the three months ended September 30, 2004 compared to the prior year quarter, and decreased (8.2% vs. 9.1%) during the nine months ended September 30, 2004 compared to the prior year period, as these expenses were spread over a larger revenue base.

     Depreciation and amortization expense totaled $64.2 million during the three months ended September 30, 2004, representing an increase of $6.8 million, or 12%, compared to the prior year quarter, and totaled $185.6 million during the nine months ended September 30, 2004, representing an increase of $18.7 million, or 11%, compared to the prior year period. These increases primarily resulted from an increase in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations compared to the prior year periods, and depreciation on capital expenditures made during the fourth quarter of 2003 and the first nine months of 2004.

     Depletion expense totaled $9.4 million during the three months ended September 30, 2004 compared to $1.1 million during the prior year quarter, and totaled $35.0 million during the nine months ended September 30, 2004 compared to $2.3 million during the prior year period. These increases resulted from depletion on oil and gas properties added through our agreements with El Paso Corporation in the fourth quarter of 2003.

     Interest expense totaled $10.5 million during the three months ended September 30, 2004, representing a decrease of $5.5 million, or 34%, compared to the prior year quarter, and totaled $37.8 million during the nine months ended September 30, 2004, representing a decrease of $16.9 million, or 31%, compared to the prior year period. These decreases resulted from the payment upon maturity of our 6.8% senior notes in April 2004 and the redemption of our $825 million zero coupon convertible senior debentures in June 2003. In June 2003 we issued $700 million in zero coupon senior exchangeable notes; the proceeds of which were used to redeem our $825 million senior debentures. The $700 million notes will not accrue interest unless we become obligated to pay contingent interest, while our $825 million senior debentures had an effective interest rate of 2.5%. The amount of contingent interest payable per note in respect to any six-month period will equal 0.185% of the principal amount of a note commencing on or after June 15, 2008 only if certain conditions are met.

     Interest and dividend income remained relatively flat during the 2004 periods, totaling $6.8 million during the three months ended September 30, 2004 compared to the $6.4 million during the prior year quarter, and totaling $21.2 million during the nine months ended September 30, 2004 compared to $21.1 million during the prior year period.

     Other income, net for the three and nine months ended September 30, 2004 and 2003 includes the following:

                                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                  ------------------   -----------------
                                                    2004      2003      2004      2003
(IN THOUSANDS)                                    --------   -------   -------   -------
Gains on marketable and non-marketable
  securities, net...............................  $ 5,440    $   65    $11,940   $ 2,692
Foreign currency transaction gains..............      135        36         29       387
(Losses) gains on derivative instruments........   (1,234)    2,042      1,853    (1,659)
Other...........................................     (388)      136      1,457       906
                                                  -------    ------    -------   -------
                                                  $ 3,953    $2,279    $15,279   $ 2,326
                                                  -------    ------    -------   -------

     (Losses) gains on derivative instruments for the three and nine months ended September 30, 2004 and 2003 consists of mark-to-market losses recorded on our range cap and floor derivative instrument during those periods. The loss on extinguishment of debt for the nine months ended September 30, 2003 consists of a loss of $.9 million resulting from the redemption of our 8.625% senior subordinated notes due April 2008 at prices higher than their carrying value on April 1, 2003.

     Our effective income tax (benefit) rate was 10% during the three and nine months ended September 30, 2004, compared to (10%) for the three and nine months ended September 30, 2003. The change from an income tax benefit in the 2003 periods to an income tax expense in the 2004 periods resulted from a higher proportion of our taxable income being generated in the U.S. for the three and nine months ended September 30, 2004 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. In October 2004 the U.S. Congress passed and the President signed into law the American Jobs Creation Act of 2004. The Act did not impact the corporate reorganization completed by Nabors effective June 24, 2002, that made us a foreign entity. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by Nabors.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Our cash flows primarily depend on the level of spending by our primary customers, oil and gas companies, for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of non-sustaining capital expenditures, purchases and sales of marketable securities, issuances and repurchases of debt, and repurchases of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2004 and 2003.

     Operating Activities. Net cash provided by operating activities totaled $365.1 million during the nine months ended September 30, 2004, compared to net cash provided by operating activities totaling $244.1 million during the prior year period. During the nine months ended September 30, 2004 and 2003, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital and other balance sheet accounts.

     Investing Activities. Net cash used for investing activities totaled $413.3 million during the nine months ended September 30, 2004, compared to net cash used for investing activities totaling $321.1 million during the prior year period. During the nine months ended September 30, 2004 and 2003, cash was used for capital expenditures and purchases, net of sales, of marketable and non-marketable securities.

     Financing Activities. Net cash used for financing activities totaled $243.0 million during the nine months ended September 30, 2004, compared to net cash provided by financing activities of $169.1 million during the prior year period. During the nine months ended September 30, 2004, cash was used for the reduction of long-term debt of $301.7 million (including the payment upon maturity of our 6.8% senior notes in April 2004 totaling $295.3 million) and was provided by our receipt of proceeds totaling $52.2 million from the exercise of options to acquire our common shares by our employees. During the nine months ended September 30, 2003, cash was provided by $689.5 million in net proceeds from our issuance of $700 million zero coupon senior exchangeable notes due 2023 and our receipt of proceeds totaling $18.1 million from the exercise of options to acquire our common shares by our employees, and was used for the reduction of long-term debt of $543.7 million. The reduction in long-term debt during the nine months ended September 30, 2003 primarily consisted of our redemption of the remaining outstanding principal amount of our $825 million zero coupon convertible senior debentures due 2020 on June 20, 2003 and our 8.625% senior subordinated notes due April 2008 on April 1, 2003 for aggregate redemption prices of $494.9 million and $45.2 million, respectively.

FUTURE CASH REQUIREMENTS

     As of September 30, 2004, we had long-term debt, including current maturities, of $2.0 billion and cash and cash equivalents and investments in marketable and non-marketable securities of $1.3 billion.

     In October 2004 we executed supplemental indentures to each of our $700 million zero coupon senior exchangeable notes and our $1.381 billion zero coupon convertible senior debentures providing that upon an exchange or conversion of these convertible debt instruments, we will in all circumstances elect to pay holders of these debt instruments, in lieu of common shares, cash for the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indentures (as supplemented). As our $1.381 billion zero coupon convertible senior debentures can be converted at any time resulting in our payment of cash, these debentures will be included in current liabilities in our balance sheet as of December 31, 2004. These debentures previously would have been classified in current liabilities beginning in the first quarter of 2005 due to the holders having the option to put the debentures to us on February 5, 2006. These debentures, totaling approximately $800 million, are classified in long-term debt in our balance sheet as of September 30, 2004. If the debentures were converted, our cash obligation would be equal to 8.5 million of our common shares times the average of the daily volume weighted average price of our common shares for each of the ten consecutive trading days beginning on the second trading day immediately following the day the debentures are converted or the principal amount of the debentures on the date of conversion.

     Additionally, our $1.381 billion zero coupon convertible senior debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016, for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. The amount of the purchase price would total $826.8 million, $936.2 million and $1.1 billion if the debentures were put to us on February 5, 2006, February 5, 2011 or February 5, 2016, respectively. Our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018, for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any. In accordance with the supplemental indentures executed in October 2004, we will in all circumstances elect to pay the purchase price up to the principal amount of our $1.381 billion zero coupon convertible senior debentures and our $700 million zero coupon senior exchangeable notes in cash. In accordance with the indentures with respect to these convertible debt instruments, we cannot redeem the $1.381 billion zero coupon convertible senior debentures before February 5, 2006 and the $700 million zero coupon senior exchangeable notes before June 15, 2008. After those dates, we may redeem all or a portion of these convertible debt instruments for cash at any time at their accreted value.

     As of September 30, 2004, we had outstanding capital expenditure purchase commitments of approximately $74.2 million, primarily for rig-related enhancing and sustaining capital expenditures. In addition, during the remainder of 2004 and during 2005, we estimate that we will contribute approximately $5.9 million and $.9 million, respectively, in conjunction with our agreements with El Paso Corporation.

     We have historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of our common shares. Future acquisitions may be paid for using existing cash or issuance of debt or Nabors' shares. Such capital expenditures and acquisitions will depend on our view of market conditions and other factors.

     See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included in Note 5 to our accompanying consolidated financial statements.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

     Our primary sources of liquidity are cash and cash equivalents, marketable and non-marketable securities and cash generated from operations. As of September 30, 2004, we had cash and cash equivalents and investments in marketable and non-marketable securities of $1.3 billion (including $480.8 million of long-term marketable and non-marketable securities) and working capital of $1.1 billion. This compares to cash and cash equivalents and investments in marketable and non-marketable securities of $1.6 billion (including $612.4 million of long-term marketable securities) and working capital of $917.3 million as of December 31, 2003.

     Our funded debt to capital ratio was 0.42:1 as of September 30, 2004 and 0.48:1 as of December 31, 2003. Our net funded debt to capital ratio was 0.20:1 as of September 30, 2004 and 0.22:1 as of December 31, 2003. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable and non-marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Non-marketable securities consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values, and are recorded at cost in our consolidated balance sheets (the current portion is classified as non-marketable securities under current assets and the long-term portion is included as a component of other long-term assets). Our interest coverage ratio was 11.4:1 as of September 30, 2004, compared to 6.8:1 as of December 31, 2003. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, and depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

     We have three letter of credit facilities and a Canadian line of credit facility with various banks as of September 30, 2004. Availability and borrowings under our credit facilities as of September 30, 2004 are as follows:

(IN THOUSANDS)
Credit available............................................  $110,113
Letters of credit outstanding...............................   (78,101)
                                                              --------
Remaining availability......................................  $ 32,012
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

     Our current cash and cash equivalents, investments in marketable and non-marketable securities and projected cash flow generated from current operations are expected to more than adequately finance our sustaining capital expenditures, our debt service requirements, and all other expected cash requirements for the next twelve months.

     See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

OTHER MATTERS

RECENT LEGISLATION, COAST GUARD REGULATIONS AND ACTIONS

     Our Sea Mar operations time charter supply vessels to offshore operators, primarily in U.S. waters. The vessels which operate in U.S. coastwise trade are owned by one of our financing company subsidiaries, but are operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. Our Sea Mar operations time charter the vessels from this U.S. operating company in connection with our own offshore activities in the Gulf of Mexico and in support of other offshore operators.

     As a result of recent legislation, beginning in August 2007, Sea Mar will no longer be able to use this arrangement to qualify vessels for employment in the U.S. coastwise trade. Accordingly, we will be required to restructure the arrangement, redeploy the vessels outside the United States, or sell the vessels by no later than such time. Under the proposed, but not yet final, regulations issued by the United States Coast Guard on February 4, 2004, Sea Mar's ability to use its current structure to operate vessels in U.S. coastwise trade would end on February 4, 2007.

     Additionally, on February 4, 2004, the United States Coast Guard notified us that it is considering an appeal of the United States Coast Guard's original issuance in June 2002 of the coastwise trade endorsements for the vessels bareboat chartered to the U.S. citizen qualified company. The coastwise trade endorsements on the documents of the vessels issued by the United States Coast Guard authorize the vessels to engage in the U.S. coastwise trade. If the appeal is decided against us, we could lose the ability to market the vessels for use in U.S. coastwise trade in accordance with that decision.

     As of September 30, 2004, the net assets of Sea Mar totaled approximately $162.3 million. During the three and nine months ended September 30, 2004, Sea Mar had income before income taxes totaling $.7 million and $.3 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003 the FASB issued a revision to FIN 46, Interpretation No. 46R (FIN 46R), to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Our adoption of FIN 46R on March 31, 2004 did not have a material effect on our financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2004.

     In December 2003 the FASB issued an Exposure Draft, "Earnings per
Share -- an Amendment of FASB Statement No. 128," which would amend the computational guidance of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The proposed statement would eliminate the provisions of SFAS 128 which permit an entity to rebut the presumption that instruments with the option of settling in either cash or shares will be settled in shares. This new statement would be effective for periods ending after December 15, 2004, but would require prior period earnings per share amounts presented for comparative purposes to be restated to conform to the provisions of the new requirements. If adopted, the proposed statement, in combination with Emerging Issues Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," discussed below, could result in a material dilution of our earnings per share, unless we are able to take action to address the effect of these recently issued and proposed accounting pronouncements prior to year-end (see discussion in Note 3 to our accompanying consolidated financial statements).

     In October 2004 the FASB ratified the consensus reached by the EITF in EITF 04-8, which addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share computations. Based on the concepts described in EITF 04-8, we will be required to treat our $700 million zero coupon senior exchangeable notes as converted for purposes of computing diluted earnings per share, regardless of whether any triggering contingency has been met or is likely to be met. The consensus reached by the EITF indicates that EITF 04-8 should have the same effective date as the proposed revision of SFAS 128, which is expected to be effective for periods ending after December 15, 2004. EITF 04-8 would require our prior period earnings per share amounts presented for comparative purposes to be restated to conform to the provisions of the new requirements, unless we are able to take action to address the effect of these recently issued and proposed accounting pronouncements prior to year-end (see discussion in Note 3 to our accompanying consolidated financial statements).

RECENTLY PROPOSED ACCOUNTING PRONOUNCEMENTS

     We currently account for stock-based compensation as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and because we grant options at prices equal to the market price of our shares on the date of the grant we do not record compensation expense related to these grants. On March 31, 2004, the FASB issued an Exposure Draft, "Share-Based Payment," which, if enacted in its current form, would eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards. The proposed statement would be effective for stock options granted, modified, or settled in cash in interim and annual periods beginning after June 15, 2005. Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the proposed statement, compensation cost will be measured and recorded based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," presented in Note 2 to our accompanying consolidated financial statements. If enacted in its proposed form, the proposed statement may have a material adverse effect on our results of operations in future periods.

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

     The fair value of our interest rate swap agreement recorded as a derivative asset and included in other long-term assets totaled approximately $6.0 million and $4.2 million as of September 30, 2004 and December 31, 2003, respectively. The carrying value of our 5.375% senior notes has been increased by the same amount as of September 30, 2004 and December 31, 2003.

     The fair value of our range cap and floor transaction recorded as a derivative liability and included in other long-term liabilities totaled approximately $3.7 million as of December 31, 2003. In June 2004 we unwound $100 million of the $200 million range cap and floor derivative instrument. The fair value of our range cap and floor transaction recorded as a derivative liability and included in other long-term liabilities totaled $.3 million as of September 30, 2004. We recorded mark-to-market losses of approximately $1.2 million for the three months ended September 30, 2004 and mark-to-market gains of approximately $1.9 million for the nine months ended September 30, 2004, resulting from the change in cumulative fair value of this derivative instrument during those periods.

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

     We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Exchange Act) under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and Chief Financial Officer, as of the end of this period covered by this report. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance level, in timely making known to them material information relating to Nabors and its consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act.

     (b) Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          4.1 Second Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer ("Nabors
              Delaware"), Nabors Industries Ltd., as guarantor (the
              "Company"), and J.P. Morgan Trust Company, National
              Association (as successor to Bank One, N.A.), as trustee
              (the "Trustee"), to the Indenture, dated as of February 5, 2001, as amended, with respect to Nabors Delaware's Zero
              Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.1 to Nabors' Current Report on
              Form 8-K, File No. 000-49887, filed October 27, 2004).
          4.2 First Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Delaware, as issuer, the Company, as
              guarantor, and the Trustee, to the Indenture, dated as of June 10, 2003, with respect to Nabors Delaware's Zero Coupon
              Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.2 to Nabors' Current Report on Form
              8-K, File No. 000-49887, filed October 27, 2004).
         15   Awareness Letter of Independent Registered Public Accounting
              Firm.
         31.1 Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002.
         31.2 Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
         32.1 Certification of Chairman and Chief Executive Officer, and
              Vice President and Chief Financial Officer pursuant to 18
              U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         - Report on Form 8-K furnished to the U.S. Securities and Exchange Commission on July 27, 2004, with respect to Nabors' press release announcing results for the second quarter ended June 30, 2004.

         - Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 20, 2004, with respect to Nabors' press release announcing that one of our offshore platform rigs sustained extensive damage during hurricane Ivan.

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

                                          NABORS INDUSTRIES LTD.

                                          /s/ Anthony G. Petrello
                                          --------------------------------------
                                          Anthony G. Petrello
                                          Deputy Chairman, President and Chief
                                          Operating Officer

                                          /s/ Bruce P. Koch
                                          --------------------------------------
                                          Bruce P. Koch
                                          Vice President and Chief Financial
                                          Officer

Dated: November 3, 2004

                               INDEX OF EXHIBITS

          4.1 Second Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer ("Nabors
              Delaware"), Nabors Industries Ltd., as guarantor (the
              "Company"), and J.P. Morgan Trust Company, National
              Association (as successor to Bank One, N.A.), as trustee
              (the "Trustee"), to the Indenture, dated as of February 5, 2001, as amended, with respect to Nabors Delaware's Zero
              Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.1 to Nabors' Current Report on
              Form 8-K, File No. 000-49887, filed October 27, 2004).
          4.2 First Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Delaware, as issuer, the Company, as
              guarantor, and the Trustee, to the Indenture, dated as of June 10, 2003, with respect to Nabors Delaware's Zero Coupon
              Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.2 to Nabors' Current Report on Form
              8-K, File No. 000-49887, filed October 27, 2004).
         15   Awareness Letter of Independent Registered Public Accounting
              Firm.
         31.1 Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002.
         31.2 Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
         32.1 Certification of Chairman and Chief Executive Officer, and
              Vice President and Chief Financial Officer pursuant to 18
              U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.