Form 10-K
period 2004-12-31
NABORS INDUSTRIES LTD
filed 2005-03-07
CIK 1163739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                                 YES [X] NO [ ]

The aggregate market value of the 112,391,895 common shares held by non-affiliates of the registrant, based upon the closing price of our common shares as of the last business day of our most recently completed second fiscal quarter, June 30, 2004, of $45.22 per share as reported on the American Stock Exchange, was $5,082,361,492. Common Shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares, par value $.001 per share, outstanding as of February 28, 2005 was 150,423,275. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 216,149 exchangeable shares outstanding as of February 28, 2005 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

Specified portions of the 2005 Notice of Annual Meeting of Shareholders and Proxy Statement (Part III)

================================================================================

                             NABORS INDUSTRIES LTD.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities
Item 6.    Selected Financial Data
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure
Item 9A.   Controls and Procedures

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accounting Fees and Services

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules

     Our internet address is www.nabors.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. A glossary of drilling terms used in this document can be found on our website. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                           FORWARD-LOOKING STATEMENTS

     We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "should," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements.

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

     -    the possibility of changes in tax laws;

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

     Unless the context requires otherwise, references in this Annual Report on Form 10-K to "we," "us," "our," or "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION.

     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 700 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 215 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 43 platform, 19 jack-up units and three barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 17 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We time charter a fleet of 33 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software. We have also made selective investments in oil and gas exploration, development and production activities.

     Nabors was formed as a Bermuda-exempt company on December 11, 2001. Through predecessors and acquired entities, Nabors has been continuously operating in the drilling sector since the early 1900s. Our principal executive offices are located at 2nd Fl. International Trading Centre, Warrens, St. Michael, Barbados. Our phone number at our principal executive offices is (246) 421-9471.

OUR FLEET OF RIGS.

- Land Rigs. A land-based drilling rig generally consists of engines, a drawworks, a mast (or derrick), pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth, bore hole diameter and drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land-based workover or well-servicing rig consists of a mobile carrier, engine, drawworks and a mast. The primary function of a workover or well-servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well. Land-based drilling, workover and well-servicing rigs can be moved between well sites and between geographic areas of operations by using our fleet of cranes, loaders and transport vehicles. Because of size and cost considerations, well servicing and workover rigs are used for these operations rather than the larger drilling rigs.

- Platform Rigs. Platform rigs provide offshore workover, drilling and re-entry services. Our platform rigs have drilling and/or well-servicing or workover equipment and machinery arranged in modular packages that are transported to, and assembled and installed on, fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that either stand on the ocean floor or are moored floating structures. The top portion, or platform, sits above the water level and provides the foundation upon which the platform rig is placed. We also own several land rigs modified for offshore work for drilling on mudslide and selected conventional offshore platforms. These rigs generally are self-elevating and modular.

- Jack-up Rigs. Jack-up rigs are mobile, self-elevating drilling and workover platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Many of our jack-up rigs are of cantilever design -- a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over adjacent, fixed platforms. Nabors' shallow workover jack-up rigs generally are subject to a maximum water depth of approximately 125 feet, while some of our jack-up rigs may drill in water depths as shallow as 13 feet. Nabors also has deeper water depth capacity jack-up rigs that are capable of drilling at depths between 8 feet and 150 to 250 feet. The water depth limit of a particular rig is determined by the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs with the hull floating. The rig is then towed to the new drilling site.

- Inland Barge Rigs. One of Nabors' barge rigs is a full-size drilling unit. Nabors also owns two workover inland barge rigs. These barges are designed to perform plugging and abandonment, well service or workover services in shallow inland, coastal or offshore waters. Our barge rigs can operate at depths between three and twenty feet.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 17 of the Notes to Consolidated Financial Statements included in Part II Item 8 below.

CUSTOMERS; TYPES OF DRILLING CONTRACTS.

     Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No customer accounted for greater than 10% of consolidated revenues in 2004 or in 2003.

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

     In recent years, all of our drilling contracts have been daywork contracts. A daywork contract generally provides for a basic rate per day when drilling (the dayrate for us providing a rig and crew) and for lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. In addition, daywork contracts may provide for a lump sum fee for the mobilization and demobilization of the rig, which in most cases approximates our incurred costs. A daywork contract differs from a footage contract (in which the drilling contractor is paid on the basis of a rate per foot drilled) and a turnkey contract (in which the drilling contractor is paid for drilling a well to a specified depth for a fixed price).

WELL SERVICING AND WORKOVER SERVICES.

     Although some wells in the United States flow oil to the surface without mechanical assistance, most are in mature production areas that require pumping or some other form of artificial lift. Pumping oil wells characteristically require more maintenance than flowing wells because of the operation of the mechanical pumping equipment installed.

- Well-Servicing/Maintenance Services. We provide maintenance services on the mechanical apparatus used to pump or lift oil from producing wells. These services include, among other things, repairing and replacing pumps, sucker rods and tubing. We provide the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. Maintenance services typically take less than 48 hours to complete. Well-servicing rigs generally are provided to customers on a call-out basis. We are paid an hourly rate and work typically is performed five days a week during daylight hours.

- Workover Services. Producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workovers normally are carried out with a well-servicing rig that includes additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers. A workover may last anywhere from a few days to several weeks.

- Completion Services. The kinds of activities necessary to carry out a workover operation are essentially the same as those that are required to "complete" a well when it is first drilled. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. The completion process may take a few days to several weeks.

- Production and Other Specialized Services. We also can provide other specialized services, including onsite temporary fluid-storage facilities, the provision, removal and disposal of specialized fluids used during certain completion and workover operations, and the removal and disposal of salt water that often is produced in conjunction with the production of oil and natural gas. We also provide plugging services for wells from which the oil and natural gas has been depleted or further production has become uneconomical.

OIL AND GAS INVESTMENTS.

     Through our Ramshorn investments subsidiary, Nabors makes selective investments in oil and gas exploration, development and production operations. Additional information about recent activities for this segment can be found in
Part II Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Oil and Gas.

OTHER SERVICES.

     Our Canrig drilling technologies subsidiary manufactures top drives, which are installed on both onshore and offshore drilling rigs. Our top drives are marketed throughout the world. During the last three years, approximately 45% of our top drive sales were made to other Nabors companies. We also rent top drives and provide top drive installation, repair and maintenance services to our customers. Our EPOCH well services subsidiary offers rig instrumentation equipment, including sensors, proprietary RIGWATCH(TM) software and computerized equipment that monitors the real-time performance of a rig. In addition, EPOCH specializes in daily reporting software for drilling operations, making this data available through the internet via mywells.com. EPOCH also provides mudlogging services. Our Ryan Energy Technologies subsidiary manufactures and sells directional drilling and rig instrumentation and data collection services to oil and gas exploration and service companies. Nabors has a 50% interest in Peak Oilfield Services Company, a general partnership with a subsidiary of Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Services provides heavy equipment to move drilling rigs, water, other fluids and construction materials, primarily on Alaska's North Slope and in the Cook Inlet region. The partnership also provides construction and maintenance for ice roads, pads, facilities, equipment, drill sites and pipelines. Our Peak USA subsidiary provides hauling and maintenance services for customers in the U.S. Lower 48.

     We time charter a fleet of 33 offshore support vessels, including one crew boat, which operate in the Gulf of Mexico, Trinidad and the Middle East and provide marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. The supply vessels are used as freight-carrying vessels for bringing drill pipe, tubing, casing, drilling mud and other equipment to drilling rigs and production platforms.

OUR EMPLOYEES.

     As of December 31, 2004, Nabors employed approximately 19,776 persons, of whom approximately 2,516 were employed by unconsolidated affiliates. We believe our relationship with our employees generally is good.

     On October 18, 2000, the National Labor Relations Board ("NLRB") confirmed the selection of a collective bargaining representative at our Alaska drilling subsidiary. The unit covers most non-supervisory drilling and related field personnel working on or about our rigs within the State of Alaska. Negotiations with the union commenced during 2000; an agreement was reached with representatives of the union in December 2002; was submitted to the union membership for ratification; and was rejected by the membership in the first quarter 2003. We anticipate that the continuation of a collective bargaining unit at our Alaska drilling subsidiary will not have any material adverse impact on the operations of that entity or Nabors as a whole. During the first quarter 2003 the NLRB commenced a suit asserting that our subsidiary committed an unfair labor practice in failing to adequately bargain with the collective bargaining representative in connection with a change in Nabors' medical insurance program. The administrative law judge who heard the case ruled in Nabors' favor and the matter was appealed to an appeals panel of the NLRB, which affirmed the judge's ruling. The matter was not further appealed and is now concluded. On February 10, 2004, the Alaska State District Council of Laborers filed a charge with the NLRB alleging that our subsidiary committed an unfair labor practice by threatening certain employees for the purpose of inducing them to alter a Pro-Active Safety Report. That charge since has been withdrawn. On January 27, 2005, the Alaska State District Council of Laborers filed a charge with the NLRB alleging that our subsidiary committed an unfair labor practice by denying an employee representation during an interview in connection with an investigation into allegations made by the employee of certain misconduct by others. Nabors denies the allegations, believes that it has meritorious defenses and further believes that the outcome of the dispute will not have a material adverse effect on our financial position, results of operations or cash flows.

     Certain rig employees in Argentina and Australia are represented by collective bargaining units.

SEASONALITY.

     Our Canadian and Alaskan drilling and workover operations are subject to seasonal variations as a result of weather conditions and generally experience reduced levels of activity and financial results during the second calendar quarter of each year. Seasonality does not have a material impact on the remaining portions of our business. Our overall financial results reflect the seasonal variations experienced in our Canadian and Alaskan operations.

RESEARCH AND DEVELOPMENT.

     Research and development does not constitute a material part of our overall business. However, technology is of growing importance to our business and management expects to maintain its competitive position technologically with the internal development of technology or through strategic acquisitions.

INDUSTRY/COMPETITIVE CONDITIONS.

     To a large degree, Nabors' businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of natural gas or oil could have a material impact on exploration, development and production activities by our customers and could also affect materially our financial position, results of operations and cash flows. See "Risk Factors - Fluctuations in oil and gas prices could adversely affect drilling activity and Nabors' revenues, cash flows and profitability."

     Our industry remains competitive. The number of rigs continues to exceed demand in many of our markets, resulting in strong price competition. Many rigs can be readily moved from one region to another in response to changes in levels of activity, which may result in an oversupply of rigs in such areas. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. The land drilling, workover and well-servicing market is generally more competitive than the offshore market due to the larger number of rigs and market participants.

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

     Certain competitors are present in more than one of Nabors' operating regions, although no one competitor operates in all of these areas. In the U.S. Lower 48 states, there are several hundred competitors with smaller national, regional or local rig operations. In domestic land workover and well-servicing, we compete with Key Energy Services, Inc. and with numerous other competitors having smaller regional or local rig operations. In Canada and offshore, Nabors competes with many firms of varying size, several of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various contractors at each location where it operates. Nabors believes that the market for land drilling, workover and well-servicing contracts will continue to be competitive for the foreseeable future.

     Our other operating segments represent a relatively smaller part of our business, and we have numerous competitors in each area. Our Canrig subsidiary is one of the six major manufacturers of top drives. Its largest competitors are Varco, Tesco and National Oilwell. EPOCH's largest competitor in the manufacture of rig instrumentation systems is Varco's Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. EPOCH competes for mudlogging customers with Sperry Sun and Baker Hughes in the Gulf Coast region, California and Alaska. In the U.S. Lower 48 states, there are hundreds of rig transportation companies, and there are at least three or four that compete with Peak USA in each of its operating regions. In Alaska, Peak Oilfield Services principally competes with Alaska Petroleum Contractors for road, pad and pipeline maintenance, and is one of many drill site and road construction companies, the largest of which is VECO Corporation.

OUR BUSINESS STRATEGY.

     Since 1987, with the installation of our current management team, Nabors has adhered to a consistent strategy aimed at positioning our company to grow and prosper in good times and to mitigate adverse effects during periods of poor market conditions. We have continued to strive to attain a financial posture that would allow us to capitalize on market weakness by adding to our business base, thereby enhancing our upside potential at reasonable costs. The principal elements of our strategy have been to:

-    Maintain flexibility to respond to changing conditions.

-    Maintain a conservative and flexible balance sheet.

-    Build cost effectively a base of premium assets.

-    Build and maintain low operating costs through economies of scale.

- Develop and maintain long-term, mutually attractive relationships with key customers and vendors.

- Build a diverse business in long-term, sustainable and worthwhile geographic markets.

-    Recognize and seize opportunities as they arise.

-    Continually improve safety, quality and efficiency.

-    Implement leading edge technology where cost-effective to do so.

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

FLUCTUATIONS IN OIL AND GAS PRICES COULD ADVERSELY AFFECT DRILLING ACTIVITY AND OUR REVENUES, CASH FLOWS AND PROFITABILITY

     Our operations are materially dependent upon the level of activity in oil and gas exploration and production. Both short-term and long-term trends in oil and gas prices affect the level of such activity. Oil and gas prices and, therefore, the level of drilling, exploration and production activity can be volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, may affect both the demand for, and the supply of, oil and gas. Weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity, and other factors beyond our control may also affect the supply of and demand for oil and gas. We believe that any prolonged reduction in oil and gas prices would depress the level of exploration and production activity. This would likely result in a corresponding decline in the demand for our services and could have a material adverse effect on our revenues, cash flows and profitability. Lower oil and gas prices could also cause our customers to seek to terminate, renegotiate or fail to honor our drilling contracts; affect the fair market value of our rig fleet which in turn could trigger a write-down for accounting purposes; affect our ability to retain skilled rig personnel; and affect our ability to obtain access to capital to finance and grow our business. There can be no assurances as to the future level of demand for our services or future conditions in the oil and gas and oilfield services industries.

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

CHANGES TO OR NONCOMPLIANCE WITH GOVERNMENTAL REGULATION OR EXPOSURE TO ENVIRONMENTAL LIABILITIES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. Our cost of compliance with these laws and regulations may be substantial. For example, federal law imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages from such spills. As an owner and operator of onshore and offshore rigs and transportation equipment, we may be deemed to be a responsible party under federal law. In addition, our well-servicing, workover and production services operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. Our operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. We generally require customers to contractually assume responsibility for compliance with environmental regulations. However, we are not always successful in allocating to customers all of these risks nor is there any assurance that the customer will be financially able to bear those risks assumed.

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

     Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, and related state laws and regulations, liability can be imposed jointly on the entire group of responsible parties or separately on any one of the responsible parties, without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.

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

     It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by us.

RECENT LEGISLATION COULD CURTAIL OUR ABILITY TO TIME CHARTER VESSELS IN U.S. COASTWISE TRADE

     Our Sea Mar division time charters supply vessels to offshore operators in U.S. waters. The vessels are owned by one of our financing company subsidiaries, but are operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. As a result of recent legislation, beginning in August 2007 Sea Mar will no longer be able to use this arrangement to qualify vessels for employment in the U.S. coastwise trade. Accordingly, we will be required to restructure the arrangement, redeploy the vessels outside the United States, or sell the vessels by no later than such time.

     As of December 31, 2004, the net assets of Sea Mar totaled approximately $159.8 million. During 2004 Sea Mar had income before income taxes totaling $2.3 million.

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

WE DO NOT CURRENTLY INTEND TO PAY DIVIDENDS

     We have not paid any cash dividends on our common shares since 1982. Nabors does not currently intend to pay any cash dividends on its common shares. However, we note that there have been recent positive industry trends and changes in tax law providing more favorable treatment of dividends. As a result, we can give no assurance that we will not reevaluate our position on dividends in the future.

BECAUSE OUR OPTION, WARRANT AND CONVERTIBLE SECURITIES HOLDERS HAVE A CONSIDERABLE NUMBER OF COMMON SHARES AVAILABLE FOR ISSUANCE AND RESALE, SIGNIFICANT ISSUANCES OR RESALES IN THE FUTURE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES

     As of February 28, 2005, we had 400,000,000 authorized common shares, of which 150,423,275 shares were outstanding. In addition, 34,410,812 common shares were reserved for issuance pursuant to option and employee benefit plans, and 18,476,525 shares were reserved for issuance upon conversion or repurchase of outstanding zero coupon convertible debentures and zero coupon senior exchangeable notes. In addition, up to 216,149 of our common shares could be issuable on exchange of the shares of Nabors Exchangeco (Canada) Inc. We also may sell up to $700 million of securities of various types in connection with a shelf registration statement declared effective on January 16, 2003 by the Securities and Exchange Commission. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of warrants or options (and, where applicable, sales pursuant to Rule 144) or the conversion into common shares, or repurchase of debentures and notes using common shares, would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

PROVISIONS OF OUR ORGANIZATIONAL DOCUMENTS MAY DETER A CHANGE OF CONTROL TRANSACTION AND DECREASE THE LIKELIHOOD OF A SHAREHOLDER RECEIVING A CHANGE OF CONTROL PREMIUM

     Our board of directors is divided into three classes, with each class serving a staggered three-year term. In addition, our board of directors has the authority to issue a significant amount of common shares and up to 25,000,000 preferred shares and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without further vote or action by the holders of the common shares. Although we have no present plans to issue preferred shares, the classified board and our board's ability to issue additional preferred shares may discourage, delay or prevent changes in control of Nabors that are not supported by our board, thereby possibly preventing certain of our shareholders from realizing a possible premium on their shares. In addition, the requirement in the indenture for Series B of our $700 million zero coupon senior exchangeable notes due 2023 to pay a make-whole premium in the form of an increase in the exchange rate in certain circumstances could have the effect of making a change in control of Nabors more expensive.

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING

     We had approximately $2.0 billion in debt outstanding at December 31, 2004, resulting in a funded debt to capital ratio of 0.41:1 and a net funded debt to capital ratio of 0.17:1. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital.

ACQUISITIONS AND DIVESTITURES

     We have grown from a land drilling business centered in the U.S. Lower 48, Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors' worldwide fleet consists of almost 600 land drilling rigs, approximately 700 domestic and 215 international land workover and well-servicing rigs, 43 offshore platform rigs, 19 jack-up units, three barge rigs and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions. Although Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition opportunities will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.

     From time to time, we may sell a subsidiary or group of assets outside of our core markets or business, if it is economically advantageous for us to do so.

ENVIRONMENTAL COMPLIANCE

     Nabors does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2005. Nabors believes it is in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to the business or financial condition of Nabors. For a more detailed description of the environmental laws and regulations applicable to Nabors operations, see above under Risk Factors -- Noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect Nabors' results of operations.

ITEM 2. PROPERTIES

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

     Additional information about our properties can be found in Notes 2 and 5 (each, under the caption "Property, Plant and Equipment") and 13 (under the caption "Operating Leases") of the Notes to Consolidated Financial Statements in
Part II Item 8 below. The revenues and property, plant and equipment by geographic area for the fiscal years ended December 31, 2002, 2003 and 2004, can be found in Note 17 of the Notes to Consolidated Financial Statements in Part II
Item 8 below. A description of our rig fleet is included under the caption "Introduction" in Part I Item 1 - Business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

I.   MARKET AND SHARE PRICES.

     Our shares are traded on the American Stock Exchange under the symbol "NBR". At December 31, 2004, there were approximately 2,218 shareholders of record. We have not paid any cash dividends on our common shares since 1982. Nabors does not currently intend to pay any cash dividends on its common shares. However, we note that there have been recent positive industry trends and changes in tax law providing more favorable treatment of dividends. As a result, we can give no assurance that we will not reevaluate our position on dividends in the future.

     The following table sets forth the reported high and low sales prices of our common shares as reported on the American Stock Exchange.

                          SHARE PRICE
                        ---------------
CALENDAR YEAR            HIGH      LOW
-------------           ------   ------
2003   First quarter    $42.60   $32.20
       Second quarter    45.85    37.65
       Third quarter     40.50    33.87
       Fourth quarter    42.52    35.76

2004   First quarter     49.32    41.01
       Second quarter    47.70    40.02
       Third quarter     47.87    41.25
       Fourth quarter    54.25    45.87

II.  DIVIDEND POLICY.

     See "Part I - Item 1 - Business - Risk Factors - We do not currently intend to pay dividends."

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

ITEM 6. SELECTED FINANCIAL DATA

                              OPERATING DATA (1)(2)



                                                                           YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------
                                         2004         2003         2002         2001         2000        1999        1998
                                      ----------   ----------   ----------   ----------   ----------   --------   ----------
(IN THOUSANDS, EXCEPT PER SHARE
   AMOUNTS AND RATIO DATA)

Revenues and other income:
   Operating revenues                 $2,394,031   $1,880,003   $1,466,443   $2,201,736   $1,388,660   $666,429   $1,008,169
   Earnings (losses) from
      unconsolidated affiliates            4,057       10,183       14,775       26,334       26,283      3,757         (305)
   Investment income                      50,064       33,813       36,961       56,437       39,451     12,908        1,275
                                      ----------   ----------   ----------   ----------   ----------   --------   ----------
Total revenues and other income        2,448,152    1,923,999    1,518,179    2,284,507    1,454,394    683,094    1,009,139
                                      ----------   ----------   ----------   ----------   ----------   --------   ----------
Costs and other deductions:
   Direct costs                        1,572,649    1,276,953      973,910    1,366,967      938,651    446,597      663,551
   General and administrative
      expenses                           195,388      165,403      141,895      135,496      106,504     65,288       77,026
   Depreciation and amortization         254,939      226,528      187,665      184,119      148,087     98,152       84,949
   Depletion                              45,460        8,599        7,700        5,777        4,326      1,741           --
   Interest expense                       48,507       70,740       67,068       60,722       35,370     30,395       15,463
   Losses (gains) on sales of
      long-lived assets, impairment
      charges and other expense
      (income), net                       (4,629)       1,153         (833)     (26,186)      (8,287)    (4,708)     (31,831)
                                      ----------   ----------   ----------   ----------   ----------   --------   ----------
Total costs and other deductions       2,112,314    1,749,376    1,377,405    1,726,895    1,224,651    637,465      809,158
                                      ----------   ----------   ----------   ----------   ----------   --------   ----------
Income before income taxes               335,838      174,623      140,774      557,612      229,743     45,629      199,981
Income tax expense (benefit)              33,381      (17,605)      19,285      200,162       92,387     17,925       74,993
                                      ----------   ----------   ----------   ----------   ----------   --------   ----------
Net income                            $  302,457   $  192,228   $  121,489   $  357,450   $  137,356   $ 27,704   $  124,988
                                      ==========   ==========   ==========   ==========   ==========   ========   ==========
Earnings per diluted share            $     1.92   $     1.25   $      .81   $     2.24   $      .90   $    .23   $     1.16
Weighted average number of diluted
   common shares outstanding             164,030      156,897      149,997      168,790      152,417    120,449      112,555
Capital expenditures and
   acquisitions of businesses (3)     $  544,429   $  353,138   $  702,843   $  803,241   $  334,279   $837,732   $  315,057
Interest coverage ratio (4)             14.1 : 1      6.8 : 1      6.0 : 1     13.3 : 1     11.8 : 1    5.8 : 1     19.4 : 1

                                         TWELVE
                                      MONTHS ENDED
                                      DECEMBER 31,   YEAR ENDED SEPTEMBER 30,
                                       (UNAUDITED)   ------------------------
                                          1997           1997         1996
                                      ------------    ----------   ---------
(IN THOUSANDS, EXCEPT PER SHARE
   AMOUNTS AND RATIO DATA)

Revenues and other income:
   Operating revenues                  $1,114,758     $1,028,853   $ 719,604
   Earnings (losses) from
      unconsolidated affiliates               274            450         139
   Investment income                        4,056         15,384       8,052
                                       ----------     ----------   ---------
Total revenues and other income         1,119,088      1,044,687     727,795
                                       ----------     ----------   ---------
Costs and other deductions:
   Direct costs                           774,856        737,780     539,665
   General and administrative
      expenses                             72,478         70,371      56,862
   Depreciation and amortization           72,350         66,391      46,117
   Depletion                                   --             --          --
   Interest expense                        16,323         16,520      11,884
   Losses (gains) on sales of
      long-lived assets, impairment
      charges and other expense
      (income), net                       (26,382)       (28,785)     (8,333)
                                       ----------     ----------   ---------
Total costs and other deductions          909,625        862,277     646,195
                                       ----------     ----------   ---------
Income before income taxes                209,463        182,410      81,600
Income tax expense (benefit)               73,443         67,602      11,100
                                       ----------     ----------   ---------
Net income                             $  136,020     $  114,808   $  70,500
                                       ==========     ==========   =========
Earnings per diluted share             $     1.24     $     1.08   $     .75
Weighted average number of diluted
   common shares outstanding              113,793        111,975      93,752
Capital expenditures and
   acquisitions of businesses (3)      $  381,196     $  399,895   $ 177,925
Interest coverage ratio (4)              18.3 : 1       16.1 : 1    11.7 : 1

                            BALANCE SHEET DATA (1)(2)



                                                                         AS OF DECEMBER 31,
                                      ----------------------------------------------------------------------------------------
                                         2004         2003         2002         2001         2000         1999         1998
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
(IN THOUSANDS, EXCEPT RATIO DATA)
Cash and cash equivalents, and
   short-term and long-term
   marketable and non-marketable
   securities                         $1,411,047   $1,579,090   $1,345,799   $  918,637   $  550,953   $  111,666   $   47,340
Working capital                          381,658      917,274      618,454      700,816      524,437      195,817       36,822
Property, plant and equipment, net     3,275,495    2,990,792    2,801,067    2,451,386    1,835,039    1,678,664    1,127,154
Total assets                           5,862,609    5,602,692    5,063,872    4,151,915    3,136,868    2,398,003    1,465,907
Long-term debt                         1,201,686    1,985,553    1,614,656    1,567,616      854,777      482,600      217,034
Shareholders' equity                  $2,929,393   $2,490,275   $2,158,455   $1,857,866   $1,806,468   $1,470,074   $  867,469
Funded debt to capital ratio:
   Gross (5)                            0.41 : 1     0.48 : 1     0.49 : 1     0.46 : 1     0.32 : 1     0.25 : 1     0.26 : 1
   Net (6)                              0.17 : 1     0.22 : 1     0.26 : 1     0.26 : 1     0.15 : 1     0.20 : 1     0.17 : 1


                                          AS OF
                                      DECEMBER 31,     AS OF SEPTEMBER 30,
                                       (UNAUDITED)   ----------------------
                                          1997          1997         1996
                                      ------------   ----------   ---------
(IN THOUSANDS, EXCEPT RATIO DATA)
Cash and cash equivalents, and
   short-term and long-term
   marketable and non-marketable
   securities                          $   42,135    $   53,323   $ 115,866
Working capital                            62,571        70,872     172,091
Property, plant and equipment, net        923,402       861,393     511,203
Total assets                            1,281,306     1,234,232     871,274
Long-term debt                            226,299       229,507     229,504
Shareholders' equity                   $  767,340    $  727,843   $ 457,822
Funded debt to capital ratio:
   Gross (5)                             0.27 : 1      0.27 : 1    0.35 : 1
   Net (6)                               0.20 : 1      0.20 : 1    0.21 : 1

(1) Our acquisitions' results of operations and financial position have been included beginning on the respective dates of acquisition and include Ryan Energy Technologies, Inc. (October 2002), Enserco Energy Service Company Inc. (April 2002), Command Drilling Corporation (November 2001), Pool Energy Services Co. (November 1999), Bayard Drilling Technologies, Inc. (April 1999), New Prospect Drilling Company (May 1998), Can-Tex Drilling & Exploration, Ltd. land rigs (May 1998), Veco Drilling, Inc. land rigs (November 1997), Diamond L Drilling & Production land rigs (November 1997), Cleveland Drilling Company, Inc. (August 1997), Chesley Pruet Drilling Company (April 1997), Adcor-Nicklos Drilling Company (January 1997, retroactive to October 1996), Noble Drilling Corporation land rigs (December 1996), Exeter Drilling Company and its subsidiary, and J.W. Gibson Well Services Company (April 1996). The results of operations also reflect the disposition of our UK North Sea (November 1996) and J.W. Gibson (January 1998) operations.

(2) We changed our fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 1998.

(3) Represents capital expenditures and the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(4) The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

(5) The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity.

(6) The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt and then subtracting cash and cash equivalents and marketable and non-marketable securities. Capital is defined as shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF OPERATIONS

     Nabors is the largest land drilling contractor in the world. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada and is a leading provider of offshore platform workover and drilling rigs in the United States and multiple international markets. To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. We have also made selective investments in oil and gas exploration, development and production activities.

     The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, workover and well-servicing operations, on land and offshore. Our limited oil and gas exploration, development and production operations are included in a category labeled Oil and Gas for segment reporting purposes. Our operating segments engaged in marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in a category labeled Other Operating Segments for segment reporting purposes. A discussion of our results of operations for the last three years is included below. This discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II Item 8 below.

RESULTS OF OPERATIONS

     The following tables set forth certain information with respect to our reportable segments and rig activity:

                                                  YEAR ENDED DECEMBER 31,                 INCREASE (DECREASE)
                                           ------------------------------------   ------------------------------------
                                              2004         2003         2002        2004 TO 2003         2003 TO 2002
                                           ----------   ----------   ----------   ---------------      ---------------
(IN THOUSANDS, EXCEPT PERCENTAGES
AND RIG ACTIVITY)
Reportable segments:
Operating revenues and
   Earnings from unconsolidated
   affiliates:
   Contract Drilling: (1)
      U.S. Lower 48 Land Drilling          $  748,999   $  476,258   $  374,659   $272,741     57%     $101,599     27%
      U.S. Land Well-servicing                360,010      312,279      294,428     47,731     15%       17,851      6%
      U.S. Offshore                           132,778      101,566      105,717     31,212     31%       (4,151)    (4%)
      Alaska                                   83,835      112,092      118,199    (28,257)   (25%)      (6,107)    (5%)
      Canada                                  426,675      322,303      141,497    104,372     32%      180,806    128%
      International                           444,289      396,884      320,160     47,405     12%       76,724     24%
                                           ----------   ----------   ----------   --------             --------
         Subtotal Contract Drilling (2)     2,196,586    1,721,382    1,354,660    475,204     28%      366,722     27%
      Oil and Gas (3)                          65,303       16,919        7,223     48,384    286%        9,696    134%
      Other Operating Segments (4) (5)        205,615      201,660      174,775      3,955      2%       26,885     15%
      Other reconciling items (6)             (69,416)     (49,775)     (55,440)   (19,641)   (39%)       5,665     10%
                                           ----------   ----------   ----------   --------             --------
         Total                             $2,398,088   $1,890,186   $1,481,218   $507,902     27%     $408,968     28%
                                           ==========   ==========   ==========   ========             ========

Adjusted income (loss) derived from
   operating activities: (7)
   Contract Drilling:
      U.S. Lower 48 Land Drilling          $   93,573   $   16,800   $   23,415   $ 76,773    457%     $ (6,615)   (28%)
      U.S. Land Well-servicing                 57,712       47,082       38,631     10,630     23%        8,451     22%
      U.S. Offshore                            20,611        1,649       (1,397)    18,962    N/M (8)     3,046    218%
      Alaska                                   16,052       37,847       31,387    (21,795)   (58%)       6,460     21%
      Canada                                   91,421       59,856       17,413     31,565     53%       42,443    244%
      International                            89,211       77,964       76,121     11,247     14%        1,843      2%
                                           ----------   ----------   ----------   --------             --------
         Subtotal Contract Drilling           368,580      241,198      185,570    127,382     53%       55,628     30%
      Oil and Gas                              13,736        5,850       (1,058)     7,886    135%        6,908    N/M (8)
      Other Operating Segments                 (5,333)       3,266       24,660     (8,599)  (263%)     (21,394)   (87%)
      Other reconciling items (9)             (47,331)     (37,611)     (39,124)    (9,720)   (26%)       1,513      4%
                                           ----------   ----------   ----------   --------             --------
         Total                             $  329,652   $  212,703   $  170,048   $116,949     55%     $ 42,655     25%
   Interest expense                           (48,507)     (70,740)     (67,068)    22,233     31%       (3,672)    (5%)
   Investment income                           50,064       33,813       36,961     16,251     48%       (3,148)    (9%)
   Gains (losses) on sales of long-lived
      assets, impairment charges and
      other income (expense), net               4,629       (1,153)         833      5,782   N/M (8)     (1,986)  (238%)
                                           ----------   ----------   ----------   --------             --------
   Income before income taxes              $  335,838   $  174,623   $  140,774   $161,215     92%     $ 33,849     24%
                                           ==========   ==========   ==========   ========             ========

Rig activity:
   Rig years: (10)
      U.S. Lower 48 Land Drilling               199.0        143.1        103.0       55.9     39%         40.1     39%
      U.S. Offshore                              14.4         14.1         14.5         .3      2%          (.4)    (3%)
      Alaska                                      6.9          7.9          9.3       (1.0)   (13%)        (1.4)   (15%)
      Canada                                     46.5         42.1         22.9        4.4     10%         19.2     84%
      International (11)                         67.7         61.1         55.1        6.6     11%          6.0     11%
                                           ----------   ----------   ----------   --------             --------
         Total rig years                        334.5        268.3        204.8       66.2     25%         63.5     31%
                                           ==========   ==========   ==========   ========             ========
   Rig hours: (12)
      U.S. Land Well-servicing              1,137,914    1,088,511    1,014,657     49,403      5%       73,854      7%
      Canada Well-servicing (13)              377,170      321,472      164,785     55,698     17%      156,687     95%
                                           ----------   ----------   ----------   --------             --------
         Total rig hours                    1,515,084    1,409,983    1,179,442    105,101      7%      230,541     20%
                                           ==========   ==========   ==========   ========             ========

(1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.6 million, $2.8 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(3) Represents our oil and gas exploration, development and production operations.

(4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $2.5 million, $7.4 million and $10.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

(11) International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years, 3.8 years and
     3.7 years during the years ended December 31, 2004, 2003 and 2002, respectively.

(12) Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

(13) The Canada Well-servicing operation was acquired during April 2002 as part of our acquisition of Enserco Energy Service Company Inc.

2004 COMPARED TO 2003

     Operating revenues and Earnings from unconsolidated affiliates for 2004 totaled $2.4 billion, representing an increase of $507.9 million, or 27%, compared to 2003. Adjusted income derived from operating activities and net income for 2004 totaled $329.7 million and $302.5 million ($1.92 per diluted share), respectively, representing increases of 55% and 57%, respectively, compared to 2003.

     The increase in our operating results during 2004 resulted from higher revenues realized by essentially all of our business units as a result of higher activity levels and higher average dayrates during 2004 compared to 2003. This increase in activity reflects an increase in demand for our services in these markets during 2004, which resulted from continuing higher price levels for natural gas and oil during 2003 and 2004.

     Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $5.90 per million cubic feet (mcf) during 2004, up from a $5.49 per mcf average during 2003. West Texas intermediate spot oil prices (per Bloomberg) averaged $41.51 per barrel during 2004, up from a $31.06 per barrel average during 2003.

     Our operating results for 2005 are expected to increase from levels realized during 2004 given our current expectation of the continuation of high commodity prices during 2005 and the related impact on drilling and well-servicing activity and dayrates. The expected increase in drilling activity and dayrates should have the largest impact on our U.S. Lower 48 Land Drilling and Canadian operations. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter, and then generally increase over the last half of the year. We also expect an improvement in operating results for our U.S. Offshore operations during 2005 primarily as a result of higher dayrates and a continuing improvement in the utilization of our workover jack-up rigs. We expect results from our International operations during 2005 to increase compared to 2004 as a result of new rigs operating under contract in Saudi Arabia and our expectations of opportunities in various regions of the world, with the largest impact expected from our operations in North Africa, the Middle East and Mexico. Our U.S. Land Well-servicing operations are expected to improve given our expectations of commodity prices during 2005 discussed above. We expect results from our operations in Alaska to be reduced overall in 2005 compared to 2004, resulting from the lack of demand for drilling services by major operators in that market.

     CONTRACT DRILLING Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore. Operating revenues and Earnings from unconsolidated affiliates for these operating segments totaled $2.2 billion and adjusted income derived from operating activities totaled $368.6 million during 2004, representing increases of 28% and 53%, respectively, compared to 2003. Rig years (excluding well-servicing rigs) increased to 334.5 years during 2004 from 268.3 years during 2003, as a result of increased capital spending by our customers, which resulted from the improvement in commodity prices discussed above.

     U.S. Lower 48 Land Drilling Operating revenues totaled $749.0 million during 2004, representing an increase of 57% compared to 2003. Adjusted income derived from operating activities totaled $93.6 million during 2004 compared to $16.8 million during 2003. The increase in operating results during 2004 primarily resulted from increased drilling activity, which was driven by higher natural gas prices and is reflected in the increase in rig years to 199.0 years during 2004 from 143.1 years during 2003, and higher average dayrates compared to the prior year.

     U.S. Land Well-servicing Operating revenues and adjusted income derived from operating activities totaled $360.0 million and $57.7 million, respectively, during 2004, representing increases of 15% and 23%, respectively, compared to 2003. The increase in operating results during 2004 primarily resulted from an increase in average dayrates compared to the prior year and an increase in well-servicing activity, which was driven by higher oil prices and is reflected in the increase in well-servicing hours to 1,137,914 hours during 2004 compared to 1,088,511 hours during 2003.

     U.S. Offshore Operating revenues totaled $132.8 million during 2004, representing an increase of 31% compared to 2003. Adjusted income derived from operating activities totaled $20.6 million during 2004 compared to $1.6 million during 2003. The increase in operating results during 2004 primarily resulted from the addition of three new platform rigs for deepwater development projects, one of which commenced operations in the first quarter of 2004, and two of which commenced operations late in the second quarter of 2004. Our U.S. Offshore operations were also positively impacted by an increase in average dayrates for our platform and jack-up rigs during 2004 compared to 2003. Rig years for our U.S.

Offshore operations were relatively flat during 2004 compared to 2003, totaling
14.4 years for 2004 compared to 14.1 years during 2003.

     Alaskan Operating revenues and adjusted income derived from operating activities totaled $83.8 million and $16.1 million, respectively, during 2004, representing decreases of 25% and 58%, respectively, compared to 2003. These decreases primarily resulted from lower drilling activity, deferred revenue recognized on one of our rigs in 2003 that did not recur in 2004, and an incremental $5.7 million of Operating revenues recorded in the first quarter of 2003, representing business interruption insurance proceeds related to the damage incurred on one of our land drilling rigs. The decrease in drilling activity during 2004 primarily resulted from the completion of a significant long-term contract in late 2003 that has not yet been renewed or replaced and is reflected in the decrease in rig years to 6.9 years during 2004 from 7.9 years during 2003.

     Canadian Operating revenues and adjusted income derived from operating activities totaled $426.7 million and $91.4 million, respectively, during 2004, representing increases of 32% and 53%, respectively, compared to 2003. These increases resulted from an increase in drilling and well-servicing revenues, resulting from an overall increase in drilling and well-servicing activity (which was driven by increased natural gas prices), and an increase in average dayrates compared to the prior year. Rig years in Canada increased to 46.5 years during 2004 from 42.1 years during 2003. Well-servicing hours increased to 377,170 hours during 2004 from 321,472 hours during 2003. Our Canadian results were also positively impacted by the strengthening of the Canadian dollar versus the U.S. dollar during 2004.

     International Operating revenues and Earnings from unconsolidated affiliates and adjusted income derived from operating activities totaled $444.3 million and $89.2 million, respectively, during 2004, representing increases of 12% and 14%, respectively, compared to 2003. The increase in operating results during 2004 primarily resulted from an increase in operations in Mexico and Saudi Arabia and from the addition of operations in India and Indonesia, which began in the fourth quarter of 2003, partially offset by a decrease in operations in Trinidad, Yemen, Colombia and Algeria compared to the prior year. International rig years increased to 67.7 years during 2004 from 61.1 years during 2003.

     OIL AND GAS This operating segment represents our oil and gas exploration, development and production operations, which we conduct in multiple locations, including South Texas, North Louisiana, South Louisiana, Offshore Gulf of Mexico, and Colombia. Oil and Gas Operating revenues increased to $65.3 million during 2004 from $16.9 million during 2003. Adjusted income derived from operating activities increased to $13.7 million during 2004 from $5.9 million during 2003. Operating results increased during 2004 as a result of new investments in oil and gas properties resulting from the agreements executed with El Paso Corporation in the fourth quarter of 2003. The increase in adjusted income derived from operating activities for 2004 was partially offset by $2.4 million in expense (included in direct costs in our consolidated statements of income) recognized during the second quarter of 2004 as a result of a dry hole offshore in the Gulf of Mexico, which exceeded $1.4 million in expense recognized during the fourth quarter of 2003 as a result of a dry hole also in the Gulf of Mexico.

     In the fourth quarter of 2003 we entered into four separate agreements with wholly-owned subsidiaries of El Paso Corporation resulting in the significant expansion of our oil and gas operations. Under two of these agreements, we are committed to contribute a portion of the cost to develop wells with a combination of proved undeveloped, probable and possible reserves located primarily in South Texas, North Louisiana and Offshore Gulf of Mexico, in exchange for a net profits interest in such wells. El Paso serves as operator of all the wells covered in this development program. Under the other two agreements with El Paso, we have committed to share in the cost of drilling exploratory wells in South Texas and South Louisiana in exchange for a share in the prospect leases where the wells are drilled. Based on our current estimation of oil and gas production levels, we expect to receive returns from the wells under the developmental drilling program through the first quarter of 2006 and from the successful wells drilled to date under the exploratory drilling program through 2014.

     Additionally, in May 2004, we entered into agreements under which we will contribute a portion of the cost to drill exploration and developmental wells in Colombia in exchange for an interest in each of the prospects. The terms of the agreements call for an estimated three year exploratory drilling program and, for any successful prospects, up to an additional 22-24 year developmental drilling program.

     We also make investments in oil and gas properties with several of our customers. Based on our current estimation of future oil and gas production levels, we expect to receive returns from these investments through 2015.

     OTHER OPERATING SEGMENTS These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. Operating revenues and Earnings from unconsolidated affiliates for our Other Operating Segments totaled $205.6 million during 2004, representing an increase of 2% compared to 2003. This increase primarily resulted from an increase in revenues for our drilling technology and top drive manufacturing, directional drilling, and rig instrumentation and software operations during 2004 compared to 2003. This increase in revenues was primarily driven by the strengthening in the drilling market in the U.S. and Canada during 2004 as discussed for our Contract Drilling segments above. This increase was partially offset by a decrease in revenues for our marine and supply services operations resulting from the consolidation of Sea Mar Management LLC beginning in 2004 (see discussion in Note 6 to our consolidated financial statements in Part II Item 8) and a decrease in average dayrates during 2004 compared to 2003, which resulted from the loss of some higher rate contracts during the first quarter of 2004 and from an increase in the impact of competition in the markets in which we operate during 2004. Adjusted loss derived from operating activities totaled $5.3 million during 2004 compared to adjusted income derived from operating activities totaling
$3.3 million during 2003. This decrease primarily resulted from a decrease in results for our Alaskan construction and logistics operations compared to 2003, which resulted from certain projects in 2003 that did not recur in 2004 and the loss of a significant contract during the second quarter of 2003, and decreased margins from our marine transportation and supply services, which was driven by lower average dayrates compared to 2003.

     OTHER FINANCIAL INFORMATION General and administrative expenses totaled $195.4 million during 2004, representing an increase of $30.0 million, or 18%, compared to 2003. This increase primarily resulted from increased activity in a number of our operating segments including our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing and Canadian operations, and from increased expenses at our corporate level. As a percentage of operating revenues, general and administrative expenses decreased (8.2% vs. 8.8%) during 2004 compared to 2003, as these expenses were spread over a larger revenue base.

     Depreciation and amortization expense totaled $254.9 million during 2004, representing an increase of $28.4 million, or 13%, compared to 2003. This increase primarily resulted from an increase in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations compared to the prior year, and depreciation on capital expenditures made during 2003 and 2004.

     Depletion expense totaled $45.5 million during 2004 compared to $8.6 million during 2003. This increase resulted from depletion on oil and gas properties added through our agreements with El Paso Corporation in the fourth quarter of 2003.

     Interest expense totaled $48.5 million during 2004, representing a decrease of $22.2 million, or 31%, compared to 2003. This decrease resulted from the payment upon maturity of our 6.8% senior notes in April 2004 and the redemption of our $825 million zero coupon convertible senior debentures in June 2003. In June 2003 we issued $700 million in zero coupon senior exchangeable notes; the proceeds of which were used to redeem our $825 million senior debentures. The $700 million notes will not accrue interest unless we become obligated to pay contingent interest, while our $825 million senior debentures had an effective interest rate of 2.5%. The amount of contingent interest payable per note in respect to any six-month period will equal 0.185% of the principal amount of a note commencing on or after June 15, 2008 only if certain conditions relating to the trading price of the notes are met (see Note 8 to our consolidated financial statements in Part II Item 8 for a more detailed description).

     Investment income totaled $50.1 million during 2004, representing an increase of $16.3 million, or 48%, compared to 2003. This increase primarily resulted from an increase in gains realized on sales of marketable securities and an increase in gains realized upon redemption of non-marketable securities during 2004. This increase was partially offset by a decrease in interest income resulting from lower average cash and marketable securities balances in 2004 compared to 2003 and from lower average yields on our investments driven by an overall declining interest rate environment.

     Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net increased to $4.6 million during 2004 from ($1.2) million during 2003. These amounts for 2004 include mark-to-market gains on our range cap and floor derivative instrument of approximately $2.4 million. These amounts for 2003 include the recognition of approximately $1.2 million of expense related to the settlement of amounts due to the counterparty for our range cap and floor derivative instrument (offset by mark-to-market gains on that derivative instrument of $.1 million) and a loss of approximately $.9 million resulting from the redemption of our 8.625% senior subordinated notes at prices higher than their carrying value on April 1, 2003, partially offset by gains on sales of long-lived assets of approximately $2.5 million.

     Our effective income tax (benefit) rate was 10% during 2004 compared to (10%) for 2003. The change from an income tax benefit in 2003 to an income tax expense in 2004 resulted from a higher proportion of our taxable income being generated in the U.S. for 2004 compared to 2003. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Our effective tax rate for 2004 was also positively impacted by the release of certain tax reserves, which were determined to no longer be necessary, resulting in a reduction in deferred income tax expense (non-cash) totaling approximately $16.0 million ($.10 per diluted share). In October 2004 the U.S. Congress passed and the

President signed into law the American Jobs Creation Act of 2004. The Act did not impact the corporate reorganization completed by Nabors effective June 24, 2002, that made us a foreign entity. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by Nabors. We expect our effective tax rate during 2005 to be in the 22% - 25% range because we expect a high proportion of our income to be generated in the U.S., which is generally taxed at a higher rate than in international jurisdictions in which we operate.

2003 COMPARED TO 2002

     Operating revenues and Earnings from unconsolidated affiliates for 2003 totaled $1.9 billion, representing an increase of $409.0 million, or 28%, compared to 2002. Adjusted income derived from operating activities and net income for 2003 totaled $212.7 million and $192.2 million ($1.25 per diluted share), respectively, representing increases of 25% and 58%, respectively, compared to 2002.

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

     The increase in adjusted income derived from operating activities during 2003 primarily resulted from the increase in revenues discussed above. However, the overall increase in adjusted income derived from operating activities for 2003 was partially offset by lower average dayrates in our U.S. Lower 48 Land Drilling operations during 2003 and lower margins realized by certain of our Other Operating Segments. The decrease in average dayrates for our U.S. Lower 48 Land Drilling operations resulted from dayrates declining during 2002 and remaining flat until the latter part of 2003 when dayrates began to rise. This decline in dayrates during 2002 resulted from the weakness in this market over the period beginning in the third quarter of 2001 and extending through the end of 2002. The decrease in margins for our Other Operating Segments is discussed in detail below.

     As discussed above, natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $5.49 per mcf during 2003, up from a $3.37 per mcf average during 2002. West Texas intermediate spot oil prices (per Bloomberg) averaged $31.06 per barrel during 2003, up from a $26.17 per barrel average during 2002.

     CONTRACT DRILLING Operating revenues and Earnings from unconsolidated affiliates for our Contract Drilling operating segments totaled $1.7 billion and adjusted income derived from operating activities totaled $241.2 million in 2003, representing increases of 27% and 30%, respectively, compared to 2002. Rig years (excluding well-servicing rigs) increased to 268.3 years during 2003 from
204.8 years during 2002 as a result of increased capital spending by our customers, which resulted from the improvement in commodity prices.

     U.S. Lower 48 Land Drilling Operating revenues and adjusted income derived from operating activities totaled $476.3 million and $16.8 million, respectively, in 2003, representing an increase of 27% and a decrease of 28%, respectively, compared to 2002. The increase in Operating revenues resulted from the increase in drilling activity driven by higher natural gas prices, which is reflected in the increase in rig years to 143.1 years during 2003 compared to
103.0 years during 2002. Adjusted income derived from operating activities decreased during 2003, despite the increase in rig activity, as a result of lower average dayrates, rising labor costs and higher depreciation expense.

     U.S. Land Well-servicing Operating revenues and adjusted income derived from operating activities totaled $312.3 million and $47.1 million, respectively, in 2003, representing increases of 6% and 22%, respectively, compared to 2002. The improved results in 2003 resulted from an increase in well-servicing utilization driven by the increase in spending by our customers during 2003 and a marginal increase in average dayrates compared to 2002. The strengthening in this market resulted primarily from the improvement in commodity prices in 2003. U.S. Land Well-servicing hours increased to 1,088,511 hours during 2003 from 1,014,657 hours during 2002.

     U.S. Offshore Operating revenues and adjusted income derived from operating activities totaled $101.6 million and $1.6 million, respectively, in 2003, representing a decrease of 4% and an increase of 218%, respectively, compared to 2002. The decrease in Operating revenues in 2003 primarily relates to the inclusion in our 2002 Operating revenues of $6.4 million of business interruption insurance proceeds related to our Dolphin 105 jack-up rig, which was lost in a hurricane during 2002, and from lower rig years in 2003 compared to 2002. Rig years for our U.S. Offshore operations totaled 14.1 years during 2003 compared to 14.5 years during 2002. The decrease in Operating revenues in 2003 was partially offset by higher average dayrates in 2003 compared to 2002 resulting from an overall tightening of rig supply in the U.S. Gulf of Mexico during 2003. The increase in adjusted income derived from operating activities during 2003 resulted primarily from increased working days for our 1,000 horsepower workover rigs that currently generate higher daily cash margins than the remainder of our rigs, which was only partially offset by lower rig years in 2003. Adjusted income derived from operating activities for 2003 was also positively impacted by lower costs due to increased monitoring of costs on working rigs and reductions in fixed overhead and costs for non-working rigs.

     Alaskan Operating revenues and adjusted income derived from operating activities totaled $112.1 million and $37.8 million, respectively, in 2003, representing a decrease of 5% and an increase of 21%, respectively, compared to 2002. The decrease in Operating revenues resulted from lower drilling activity reflected in the decrease in rig years to 7.9 years during 2003 from 9.3 years during 2002, which was primarily driven by two of our customers decreasing their level of winter exploration activity. This reduced activity level was partially offset by an incremental $5.7 million of Operating revenues, representing business interruption insurance proceeds recorded during 2003 related to the damage incurred on one of our land drilling rigs in 2001, which exceeded the $3.1 million in business interruption insurance proceeds recorded during 2002 related to another rig damaged in 2001. The increase in adjusted income derived from operating activities resulted from the higher level of business interruption insurance proceeds recognized in 2003 than in 2002 and from projects where we earned a standby with crew rate, which adds to revenues at a level lower than standard rates, but with minimal costs of operation.

     Canadian Operating revenues and adjusted income derived from operating activities totaled $322.3 million and $59.9 million, respectively, in 2003, representing increases of 128% and 244%, respectively, compared to 2002. These increases reflect an increase in drilling and well-servicing revenues, which resulted from an overall increase in Canadian drilling and well-servicing activity driven by increased commodity prices, and from our acquisition of Enserco in April 2002. Rig years in Canada increased to 42.1 years during 2003 from 22.9 years during 2002. Canadian Well-servicing hours totaled 321,472 hours during 2003 compared to 164,785 hours during the period from April 26, 2002, the date we acquired Enserco, through December 31, 2002.

     International Operating revenues and Earnings from unconsolidated affiliates, and adjusted income derived from operating activities totaled $396.9 million and $78.0 million, respectively, in 2003, representing increases of 24% and 2%, respectively, compared to 2002. The improved results in 2003 primarily resulted from six new long-term contracts for our operation in Mexico. International rig years increased to 61.1 years during the current year from
55.1 years during 2002 primarily as a result of these new contracts.

     OIL AND GAS Oil and Gas Operating revenues totaled $16.9 million during 2003, representing an increase of 134% compared to 2002. Adjusted income derived from operating activities totaled $5.9 million during 2003 compared to an adjusted loss derived from operating activities totaling $1.1 million during 2002. The increase in operating results during 2004 as a result of new investments in oil and gas properties resulting from the agreements executed with El Paso Corporation in the fourth quarter of 2003.

     OTHER OPERATING SEGMENTS Operating revenues and Earnings from unconsolidated affiliates for our Other Operating Segments totaled $201.7 million during 2003 representing an increase of 15% compared to 2002. This increase primarily resulted from the acquisition of Ryan Energy Technologies, Inc. during the fourth quarter of 2002. Adjusted income derived from operating activities for our Other Operating Segments totaled $3.3 million during 2003 representing a decrease of 87% compared to 2002. While Ryan's results have been additive to our revenues, this new business realized a loss during 2003. In addition, decreased margins from our marine transportation services, which resulted from lower average dayrates, and from our top drive manufacturing operations, which resulted from fewer top drive sales in 2003 compared to 2002, resulted in lower profitability for our Other Operating Segments compared to 2002.

     OTHER FINANCIAL INFORMATION General and administrative expenses increased by $23.5 million, or 17%, in 2003 compared to 2002 primarily as a result of increases related to our Canadian acquisitions in 2002 and increased International activity. As a percentage of operating revenues, general and administrative expenses decreased in 2003 compared to 2002 (8.8% vs. 9.7%) as these expenses were spread over a larger revenue base.

     Depreciation and amortization expense increased by $38.9 million, or 21%, in 2003 compared to 2002 as a result of an increase in average rig years for our Canadian land drilling, U.S. Lower 48 Land Drilling and International operations, a full year of depreciation in 2003 on assets acquired in our Enserco (April 2002) and Ryan (October 2002) acquisitions, as well as other capital expenditures during 2002 and 2003.

     Depletion expense totaled $8.6 million during 2003 compared to $7.7 million during 2002. This increase resulted from depletion on oil and gas properties added through our agreements with El Paso Corporation in the fourth quarter of 2003.

     Interest expense increased by $3.7 million, or 5%, in 2003 compared to 2002 resulting from the issuance of our $225 million aggregate principal amount of 4.875% senior notes and our $275 million aggregate principal amount of 5.375% senior notes in August 2002, which was only partially offset by reduced interest costs realized in 2003 from the issuance of our $700 million zero coupon senior exchangeable notes in June 2003. Such notes will not accrue interest unless we become obligated to pay contingent interest. The proceeds from this debt issuance were used to redeem our $825 million zero coupon convertible senior debentures, which had an effective interest rate of 2.5%. We also redeemed our 8.625% senior subordinated notes due April 2008 on April 1, 2003.

     Investment income decreased by $3.1 million, or 9%, in 2003 compared to 2002, reflecting lower average yields on investments resulting from the overall declining interest rate environment, partially offset by higher average cash and marketable securities balances.

     Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net decreased to ($1.2) million during 2003 from $.8 million during 2002. These amounts for 2003 include the recognition of approximately $1.2 million of expense related to the settlement of amounts due to the counterparty for our range cap and floor derivative instrument (offset by mark-to-market gains on that derivative instrument of $.1 million) and a loss of approximately $.9 million resulting from the redemption of our 8.625% senior subordinated notes at prices higher than their carrying value on April 1, 2003, partially offset by gains on sales of long-lived assets of approximately $2.5 million. These amounts for 2002 include gains on sales of long-lived assets of approximately $8.3 million, partially offset by impairment charges of approximately $3.7 million related to our reclassification of four supply vessels to held-for-sale (see Note 2 to our consolidated financial statements included in Part II Item 8 below), mark-to-market losses recorded on our range cap and floor derivative instrument of approximately $2.0 million and the recognition of approximately $3.8 million in non-recurring corporate reorganization expense.

     Our effective income (benefit) tax rate was (10%) during 2003 compared to 14% during 2002. The tax benefit position for 2003 resulted primarily from tax savings realized as a result of our corporate reorganization effective June 24, 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Our cash flows primarily depend on the level of spending by our customers, oil and gas companies, for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of marketable securities, issuances and repurchases of debt, and repurchases of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the years ended December 31, 2004 and 2003.

     OPERATING ACTIVITIES Net cash provided by operating activities totaled $563.2 million during 2004 compared to net cash provided by operating activities of $395.7 million during 2003. During 2004 and 2003 net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital and other balance sheet accounts.

     INVESTING ACTIVITIES Net cash used for investing activities totaled $549.1 million during 2004 compared to net cash used for investing activities totaling $408.2 million during 2003. During 2004 and 2003 cash was used for capital expenditures and purchases, net of sales, of marketable and non-marketable securities.

     FINANCING ACTIVITIES Net cash used for financing activities totaled $221.2 million during 2004 compared to net cash provided by financing activities of $171.5 million during 2003. During 2004 cash was used for the reduction of long-term debt (including the payment upon maturity of our 6.8% senior notes in April 2004) and was provided by our receipt of proceeds from the exercise of options to acquire our common shares by our employees. During 2003 cash was provided by the issuance of our $700 million zero coupon senior exchangeable notes during June 2003 and our receipt of proceeds from the exercise of options to acquire our common shares by our employees, and was used for the reduction of long-term debt.

FUTURE CASH REQUIREMENTS

     As of December 31, 2004, we had long-term debt, including current maturities, of $2.0 billion and cash and cash equivalents and investments in marketable and non-marketable securities of $1.4 billion.

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

     Additionally, each of our $700 million zero coupon senior exchangeable notes and our $1.381 billion zero coupon convertible senior debentures provide that upon an exchange or conversion, as applicable, of these convertible debt instruments, we will be required to pay holders of these debt instruments, in lieu of common shares, cash up to the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indentures. As our $1.381 billion zero coupon convertible senior debentures can be converted at any time resulting in our payment of cash, the outstanding principal amount of these debentures of $804.6 million is included in current liabilities in our balance sheet as of December 31, 2004. These debentures previously would have been classified in current liabilities beginning in the first quarter of 2005 as a result of the holders having the option to put the debentures to us on February 5, 2006. If the $1.381 billion debentures were converted, our cash obligation would be an amount equal to the lesser of 8.5 million multiplied by the sale price of our common shares on the trading day immediately prior to the related conversion date or the principal amount of the debentures on the date of conversion. If these debentures had been converted on December 31, 2004, we would have been required to pay cash totaling approximately $435 million to the holders of the debentures (based on the closing price for our common shares on December 30, 2004 of $51.18). As this amount is substantially lower than the $826.8 million that the holders of the debentures will receive if they put the debentures to us on the first put date of February 5, 2006 or if they sold the debentures in the open market, we do not currently expect the debentures to be converted and any payment to be required prior to February 5, 2006 (when the holders have the option to put the debentures back to us), unless the price for our shares were to exceed approximately $94. Our $700 million zero coupon senior exchangeable notes cannot be exchanged until the price for our shares exceeds approximately $84 or in various other circumstances as described in the note indenture (see discussion in Note 8 to our consolidated financial statements included in Part II Item 8).

     As of December 31, 2004, we had outstanding purchase commitments of approximately $114.2 million, primarily for rig-related enhancing and sustaining capital expenditures. Total capital expenditures for 2005 are currently expected to be approximately $550 million, including currently planned rig-related enhancing and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities.

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

     Historical capital expenditures and acquisitions of businesses, which represent the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value, are classified as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------
(IN THOUSANDS)
Sustaining                                        $229,154   $159,932   $102,633
Enhancement                                        130,656    110,852    136,837
Acquisition of assets and businesses                65,550     13,578    439,632
New construction                                    63,766     15,060     14,008
Net profits interests in oil and gas properties     55,303     53,716      9,733
                                                  --------   --------   --------
                                                  $544,429   $353,138   $702,843
                                                  ========   ========   ========

     See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included under Off-Balance Sheet Arrangements (Including Guarantees) below.

     The following table summarizes our contractual cash obligations as of December 31, 2004:

                                                            PAYMENTS DUE BY PERIOD
                                        --------------------------------------------------------------
                                           TOTAL     < 1 YEAR   1-3 YEARS     3-5 YEARS     THEREAFTER
                                        ----------   --------   ---------     ---------     ----------
(IN THOUSANDS)
Contractual cash obligations:
Long-term debt:
   Principal                            $2,026,800   $     --    $826,800(1)   $925,000(2)   $275,000
   Interest                                163,439     25,750      51,501        47,387        38,801
Operating leases (3)                        29,025     11,462      13,677         2,575         1,311
Purchase commitments (4)                   114,156    114,156          --            --            --
Employment contracts (3)                     8,559      2,440       4,450         1,669            --
Pension funding obligations (5)              1,027      1,027          --            --            --
                                        ----------   --------    --------      --------      --------
   Total contractual cash obligations   $2,343,006   $154,835    $896,428      $976,631      $315,112
                                        ==========   ========    ========      ========      ========

(1) Represents our $1.381 billion zero coupon convertible senior debentures which can be put to us on February 5, 2006. The principal amount of these debentures of $804.6 million are classified in current liabilities as of December 31, 2004. However, we do not expect these debentures to be converted for cash within the next 12 months based on the current market value of our shares (see discussion above).

(2) Includes our $700 million zero coupon senior exchangeable notes, which can be put to us on June 15, 2008, and $225 million of our senior notes due 2009.

(3)  See Note 13 to our accompanying consolidated financial statements.

(4) Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

(5)  See Note 11 to the accompanying consolidated financial statements.

     During 2002 our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we are authorized to purchase up to $400 million of our common shares. Through December 31, 2004, approximately $248 million of our common shares have been repurchased under this program.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

     Our primary sources of liquidity are cash and cash equivalents, marketable and non-marketable securities and cash generated from operations. As of December 31, 2004, we had cash and cash equivalents and investments in marketable and non-marketable securities of $1.4 billion (including $510.5 million of long-term marketable and non-marketable securities) and working capital of $381.7 million. This compares to cash and cash equivalents and investments in marketable and non-marketable securities of $1.6 billion (including $612.4 million of long-term marketable securities) and working capital of $917.3 million as of December 31, 2003.

     Our funded debt to capital ratio was 0.41:1 as of December 31, 2004 and 0.48:1 as of December 31, 2003. Our net funded debt to capital ratio was 0.17:1 as of December 31, 2004 and 0.22:1 as of December 31, 2003. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable and non-marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Non-marketable securities consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values, and are recorded at cost in our consolidated balance sheets (the current portion is classified as non-marketable securities under current assets and the long-term portion is included as a component of other long-term assets). Our interest coverage ratio was 14.1:1 as of December 31, 2004, compared to 6.8:1 as of December 31, 2003. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

     We have three letter of credit facilities with various banks as of December 31, 2004. Availability and borrowings under our credit facilities as of December 31, 2004 are as follows:

(IN THOUSANDS)
Credit available                $110,000
Letters of credit outstanding    (77,876)
                                --------
Remaining availability          $ 32,124
                                ========

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

     See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 7A. Quantitative and Qualitative Disclosures About Market Risk below.

OFF-BALANCE SHEET ARRANGEMENTS (INCLUDING GUARANTEES)

     We are a party to certain transactions, agreements or other contractual arrangements defined as "off- balance sheet arrangements" that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements involve agreements and obligations in which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program, other financial surety instruments such as bonds, and guarantees of residual value in certain of our operating lease agreements. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2002, which is based on future operating results of that business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                MAXIMUM AMOUNT
                                 --------------------------------------------
                                   2005    2006   2007   THEREAFTER    TOTAL
                                 -------   ----   ----   ----------   -------
(IN THOUSANDS)
Financial standby letters of
   credit and other financial
   surety instruments            $81,067   $ --    $--      $302      $81,369
Guarantee of residual value in
   lease agreements                  684     65     --       --           749
Contingent consideration in
   acquisition                     2,000    500     --       --         2,500
                                 -------   ----    ---      ----      -------
Total                            $83,751   $565    $--      $302      $84,618
                                 =======   ====    ===      ====      =======

OTHER MATTERS

RECENT LEGISLATION, COAST GUARD REGULATIONS AND ACTIONS

     Our Sea Mar division time charters supply vessels to offshore operators in U.S. waters. The vessels are owned by one of our financing company subsidiaries, but are operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. As a result of recent legislation, beginning in August 2007 Sea Mar will no longer be able to use this arrangement to qualify vessels for employment in the U.S. coastwise trade. Accordingly, we will be required to restructure the arrangement, redeploy the vessels outside the United States, or sell the vessels by no later than such time.

     As of December 31, 2004, the net assets of Sea Mar totaled approximately $159.8 million. During 2004 Sea Mar had income before income taxes totaling $2.3 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     We currently account for stock-based compensation as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and because we grant options at prices equal to the market price of our shares on the date of the grant we do not record compensation expense related to these grants. In December 2004 the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards
(SFAS) No. 123, "Share-Based Payment," which will eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards. The statement will be effective for stock options granted, modified, or settled in cash in interim and annual periods beginning after June 15, 2005. Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the statement, compensation cost will be measured and recorded based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," presented in Note 2 to our accompanying consolidated financial statements. The statement may have a material adverse effect on our results of operations during the periods of adoption and annual and interim periods thereafter. If this statement had been adopted in its current form as of January 1, 2004, we would have recorded additional compensation expense, net of related tax effects, of approximately $22.5 million during 2004 and our diluted earnings per share for 2004 would have been reduced by $.14 per share.

     In October 2004 the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF 04-8, which addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share computations. Based on the concepts described in EITF 04-8, we will be required to treat our $700 million zero coupon senior exchangeable notes as converted for purposes of computing diluted earnings per share, regardless of whether any triggering contingency has been met or is likely to be met. The provisions in EITF 04-8 are effective for periods ending after December 15, 2004, including the year ended December 31, 2004. As a result of this accounting change, we are required to include additional common shares in the denominator of our diluted earnings per share calculation in all periods where the price for our shares exceeds $70.10. These additional shares represent the value in excess of the principal amount of the notes and would be calculated using the treasury stock method. We do not expect this accounting change to have a material effect on our financial position, results of operations or cash flows.

     In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003 the FASB issued a revision to FIN 46, Interpretation No. 46R (FIN 46R), to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Our adoption of FIN 46R on March 31, 2004 did not have a material effect on our financial position, results of operations or cash flows as of and for the year ended December 31, 2004.

RELATED PARTY TRANSACTIONS

     Pursuant to his employment agreement entered into in October 1996, we provided an unsecured, non-interest bearing loan of approximately $2.9 million to Nabors' Deputy Chairman, President and Chief Operating Officer. This loan is due on September 30, 2006.

     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $13.2 million related to these policies. The cash surrender value of these policies of approximately $11.8 million and $11.4 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2004 and 2003, respectively.

     Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements with our Chairman and Chief Executive Officer and with our Deputy Chairman, President and Chief Operating Officer may be deemed to be prohibited loans by us to these individuals. We have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act and have postponed premium payments related to our agreements with these individuals.

     In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our Alaskan and Saudi Arabian unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $63.2 million, $51.3 million and $46.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Expenses from business transactions with these affiliated entities totaled $3.3 million, $3.3 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, we had accounts receivable from these affiliated entities of $20.7 million and $20.9 million as of December 31, 2004 and 2003, respectively. We had accounts payable to these affiliated entities of $1.8 million and $.5 million as of December 31, 2004 and 2003, respectively, and a note payable with one of these affiliated entities of $4.1 million and $4.3 million as of December 31, 2004 and 2003, respectively, which is included in other long-term liabilities.

     Additionally, we own certain marine vessels that are chartered under a bareboat charter arrangement to Sea Mar Management LLC, an entity in which we own a 25% interest. Under the requirements of FIN 46R this entity was consolidated by Nabors beginning in 2004. Revenues from business transactions with Sea Mar totaled $29.5 million and $18.0 million for the years ended December 31, 2003 and 2002, respectively. Expenses from business transactions with Sea Mar totaled $47.9 million and $28.1 million for the years ended December 31, 2003 and 2002, respectively. Accounts receivable from and accounts payable to Sea Mar as of December 31, 2003 totaled $3.0 million and $3.2 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates. Management considers an accounting estimate to be critical if:

     - it requires assumptions to be made that were uncertain at the time the estimate was made; and

     - changes in the estimate or different estimates that could have been selected could have a material impact on our consolidation financial position or results of operations.

     For a summary of all of our significant accounting policies, see Note 2 to the accompanying consolidated financial statements.

     DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT The drilling, workover and well-servicing industries are very capital intensive. Property, plant and equipment represented 56% of our total assets as of December 31, 2004, and depreciation constituted 12% of our total costs and other deductions for the year ended December 31, 2004.

     Depreciation for our primary operating assets, drilling and workover rigs, is calculated based on the units-of-production method over an approximate 4,900-day period, with the exception of our jack-up rigs which are depreciated over an 8,030-day period, after provision for salvage value. When our drilling and workover rigs are not operating, a depreciation charge is provided using the straight-line method over an assumed depreciable life of 20 years, with the exception of our jack-up rigs, where a 30-year depreciable life is used.

     Depreciation on our buildings, well-servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings - 10 to 30 years; well-servicing rigs - 3 to 15 years; marine transportation and supply vessels - 10 to 25 years; oilfield hauling and mobile equipment and other machinery and equipment - 3 to 10 years).

     These depreciation periods and the salvage values of our property, plant and equipment were determined through an analysis of the useful lives of our assets and based on our experience with the salvage values of these assets. Periodically, we review our depreciation periods and salvage values for reasonableness given current conditions. Depreciation of property, plant and equipment is therefore based upon estimates of the useful lives and salvage value of those assets. Estimation of these items requires significant management judgment. Accordingly, management believes that accounting estimates related to depreciation expense recorded on property, plant and equipment are critical.

     There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors that indicate that these lives do not continue to be appropriate. Accordingly, for the years ended December 31, 2004, 2003 and 2002, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management's assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

     IMPAIRMENT OF LONG-LIVED ASSETS As discussed above, the drilling, workover and well-servicing industries are very capital intensive, which is evident in the fact that our property, plant and equipment represented 56% of our total assets as of December 31, 2004. Other long-lived assets subject to impairment consist primarily of goodwill, which represented 6% of our total assets as of December 31, 2004. We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In addition, we review goodwill and intangible assets with indefinite lives for impairment annually, as required by SFAS No. 142, "Goodwill and Other Intangible Assets." An impairment loss is recorded in the period in which it is determined that the carrying amount of the long-lived asset is not recoverable. Such determination requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review in order to determine the future cash flows associated with the asset or, in the case of goodwill, our reporting units. These long-term forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions, technological advances in the industry, and changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could require a provision for impairment in a future period. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment and an impairment of these assets could result in a material charge on our consolidated statements of income, management believes that accounting estimates related to impairment of long-lived assets is critical.

     Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For the years ended December 31, 2004, 2003 and 2002, no significant changes have been made to the methodology utilized to determine future cash flows.

     Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

     INCOME TAXES Deferred taxes represent a substantial liability for Nabors. For financial reporting purposes, management determines our current tax liability as well as those taxes incurred as a result of current operations yet deferred until future periods. In accordance with the liability method of accounting for income taxes as specified in SFAS No. 109, "Accounting for Income Taxes," the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable taxes represent the liability related to our income tax return for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on our consolidated balance sheets. The changes in deferred tax assets or liabilities are determined based upon changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that management estimates will be in effect when these differences reverse. In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management has considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These judgments and estimates are made for each tax jurisdiction in which we operate as the calculation of deferred taxes is completed at that level. Further, under U.S. federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to Nabors and our subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, although we believe substantial loss carryforwards are available to us, no assurance can be given concerning the realization of such loss carryforwards, or whether or not such loss carryforwards will be available in the future. These loss carryforwards are also considered in our calculation of taxes for each jurisdiction in which we operate. Additionally, we record reserves for uncertain tax positions which are subject to a significant level of management judgment related to the ultimate resolution of those tax positions. Accordingly, management believes that the estimate related to the provision for income taxes is critical to our results of operations.

     For the years ended December 31, 2004, 2003 and 2002, management made no material changes in its assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect management's estimates and assumptions regarding the deferred portion of our income tax provision, including estimates of future tax rates applicable to the reversal of tax differences, the classification of timing differences as temporary or permanent, reserves recorded for uncertain tax positions, and any valuation allowance recorded as a reduction to our deferred tax assets. Management's assumptions related to the preparation of our income tax provision have historically proved to be reasonable in light of the ultimate amount tax liability due in all taxing jurisdictions.

     For the year ended December 31, 2004, our provision for income taxes was $33.4 million, consisting of $20.9 million of current tax expense and $12.5 million of deferred tax expense. Changes in management's estimates and assumptions regarding the tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A 1% change in the effective tax rate from 10% to 11% would increase the current year income tax provision by approximately $3.4 million.

     INSURANCE RESERVES Our operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of an insurance coverage deductible.

     Based on the risks discussed above, it is necessary for us to estimate the level of our liability related to insurance and record reserves for these amounts in our consolidated financial statements. Reserves related to insurance are based on the facts and circumstances specific to the insurance claims and our past experience with similar claims. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially-determined accruals in our consolidated balance sheets to cover self-insurance retentions for workers' compensation, employers' liability, general liability and automobile liability claims. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid.

     As the determination of our liability for insurance claims is subject to significant management judgment and in certain instances is based on actuarially estimated and calculated amounts, and such liabilities could be material in nature, management believes that accounting estimates related to insurance reserves are critical.

     For the years ended December 31, 2004, 2003 and 2002, no significant changes have been made to the methodology utilized to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2004 reserves for insurance were adjusted (increase or decreased) by 10%, total costs and other deductions would have changed by $9.8 million, or .5%.

     FAIR VALUE OF ASSETS ACQUIRED AND LIABILITIES ASSUMED We have completed a number of large acquisitions in recent years as discussed in Note 3 to our accompanying consolidated financial statements. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed in the various business combinations, which involved the use of various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations or technology could substantially alter management's assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our consolidated statements of income. As the determination of the fair value of assets acquired and liabilities assumed is subject to significant management judgment and a change in purchase price allocations could result in a material difference in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of assets acquired and liabilities assumed are critical.

     The determination of the fair value of assets and liabilities are based on the market for the assets and the settlement value of the liabilities. These estimates are made by management based on our experience with similar assets and liabilities. For the years ended December 31, 2004, 2003 and 2002, no significant changes have been made to the methodology utilized to value assets acquired or liabilities assumed. As we have not recorded any significant impairment charges on property, plant and equipment or goodwill in either of the years ended December 31, 2004, 2003 and 2002, our estimates of the fair values of assets acquired and liabilities assumed have proved to be reliable.

     Given the nature of the evaluation of the fair value of assets acquired and liabilities assumed and the application to specific assets and liabilities, it is not possible to reasonably quantify the impact of changes in these assumptions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, interest rates, and marketable and non-marketable security prices as discussed below.

     FOREIGN CURRENCY RISK We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk. The most significant exposures arise in connection with our operations in Canada, which usually are substantially unhedged.

     At various times, we utilize local currency borrowings (foreign currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% decrease in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2004 would result in a $15.5 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

     CREDIT RISK Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and marketable and non-marketable securities, accounts receivable, and our interest rate swap and range cap and floor transactions. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our investments in marketable and non-marketable securities are managed within established guidelines which limit the amounts that may be invested with any one issuer and which provide guidance as to issuer credit quality. We believe that the credit risk in such instruments is minimal. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers and we generally do not require material collateral. We maintain reserves for potential credit losses, and such losses have been within management's expectations.

     INTEREST RATE, AND MARKETABLE AND NON-MARKETABLE SECURITY PRICE RISK Our financial instruments that are potentially sensitive to changes in interest rates include our $1.381 billion zero coupon convertible senior debentures, our $700 million zero coupon senior exchangeable notes, our 4.875% and 5.375% senior notes, our interest rate swap and range cap and floor transactions, our investments in debt securities (including corporate, asset-backed, U.S. Government, Government agencies, foreign government, mortgage-backed debt and mortgage-CMO debt securities) and our investment in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages), which are classified as non-marketable securities.

     We may utilize derivative financial instruments that are intended to manage our exposure to interest rate risks. The use of derivative financial instruments could expose us to further credit risk and market risk. Credit risk in this context is the failure of a counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty would owe us, which can create credit risk for us. When the fair value of a derivative contract is negative, we would owe the counterparty, and therefore, we would not be exposed to credit risk. We attempt to minimize credit risk in derivative instruments by entering into transactions with major financial institutions that have a significant asset base. Market risk related to derivatives is the adverse effect to the value of a financial instrument that results from changes in interest rates. We try to manage market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the type and degree of market risk that we undertake.

     Our $700 million zero coupon senior exchangeable notes include a contingent interest provision, discussed under Liquidity and Capital Resources above, which qualifies as an embedded derivative under SFAS 133, as amended by SFAS 149. This embedded derivative is required to be separated from the notes and valued at its fair value at the inception of the note indenture. Any subsequent change in fair value of this embedded derivative would be recorded in our consolidated statements of income. The fair value of the contingent interest provision at inception of the note indenture was nominal. In addition, there was no significant change in the fair value of this embedded derivative through December 31, 2004, resulting in no impact on our consolidated statements of income for the year ended December 31, 2004.

     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge under SFAS 133, as amended by SFAS 149. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment under SFAS 133, as amended by SFAS 149, and any change in the cumulative fair value of this transaction will be reflected as a gain or loss in our consolidated statements of income.

     During the years ended December 31, 2004, 2003 and 2002, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $6.5 million, $6.8 million and $1.2 million, respectively, which served to reduce interest expense. The fair value of our interest rate swap agreement is recorded as a derivative asset, included in other long-term assets, and totaled approximately $4.6 million and $4.2 million as of December 31, 2004 and 2003, respectively. The carrying value of our 5.375% senior notes has been increased by the same amount as of December 31, 2004 and 2003.

     The fair value of our range cap and floor transaction is recorded as a derivative asset, included in other long-term assets, and totaled approximately $.3 million as of December 31, 2004, and is recorded as a derivative liability, included in other long-term liabilities, and totaled approximately $3.7 million and $3.8 million as of December 31, 2003 and 2002, respectively. In June 2004 we unwound $100 million of the $200 million range cap and floor derivative instrument. We recorded gains of approximately $2.4 million and losses of approximately $1.1 million and $3.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to this derivative instrument; such amounts are included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income.

     A hypothetical 10% adverse shift in quoted interest rates as of December 31, 2004 would decrease the fair values of our interest rate swap, and range cap and floor, by approximately $5.6 million and $.5 million, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

                                                            DECEMBER 31,
                         -------------------------------------------------------------------------------
                                          2004                                      2003
                         -------------------------------------     -------------------------------------
                         EFFECTIVE                                 EFFECTIVE
                          INTEREST    CARRYING                      INTEREST    CARRYING
                            RATE        VALUE       FAIR VALUE       RATE         VALUE       FAIR VALUE
                         ---------   ----------     ----------     ---------   ----------     ----------
(IN THOUSANDS, EXCEPT
   INTEREST RATES)
4.875% senior notes
   due August 2009         5.00%     $  223,764     $  232,058       4.88%     $  223,499     $  234,585
5.375% senior notes
   due August 2012         3.09%(1)     277,922(2)     292,454(2)    2.91%(1)     277,248(2)     290,813(2)
$700 million zero
   coupon senior
   exchangeable notes
   due June 2023              0%        700,000        668,581          0%        700,000        643,651
$1.381 billion zero
   coupon convertible
   senior debentures
   due February 2021        2.5%(3)     804,550        797,233        2.5%(3)     784,807        780,880
6.8% senior notes due
   April 2004 (4)           N/A              --             --        6.8%        295,267        299,681
Other long-term debt          0%             --             --       8.25%          4,117          4,117
                                     ----------     ----------                 ----------     ----------
                                     $2,006,236     $1,990,326                 $2,284,938     $2,253,727
                                     ==========     ==========                 ==========     ==========

(1) Includes the effect of interest savings realized from the interest rate swap executed on October 21, 2002.

(2) Includes $4.6 million and $4.2 million related to the fair value of the interest rate swap as of December 31, 2004 and 2003, respectively.

(3) Represents the rate at which accretion of the original discount at issuance of these debentures is charged to interest expense.

(4) Our 6.8% senior notes due April 2004 were redeemed upon maturity in April 2004.

     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash and cash equivalents and investments in marketable debt and equity securities are included in the table below. The table provided below does not include our investments in non-marketable securities, which are carried at cost.

                                                           DECEMBER 31,
                         -------------------------------------------------------------------------------
                                          2004                                     2003
                         --------------------------------------   --------------------------------------
                                                       WEIGHTED                                 WEIGHTED
                                                       AVERAGE                                   AVERAGE
                                                         LIFE                                    LIFE
                         FAIR VALUE   INTEREST RATES    (YEARS)   FAIR VALUE   INTEREST RATES    (YEARS)
                         ----------   --------------   --------   ----------   --------------   --------
(IN THOUSANDS, EXCEPT
   INTEREST RATES)
Cash and cash
   equivalents           $  384,709      .88%-2.56%        .1     $  579,737      .71%-1.87%        .1
Available-for-sale
   marketable equity
   securities                40,723            N/A        N/A         48,843            N/A        N/A
Marketable debt
   securities:
   Commercial paper
      and CDs                 6,970           2.30%        .2         50,743           1.40%        .1
   Corporate debt
      securities            384,569     2.12%-8.85%        .5        319,327     1.26%-8.85%       1.2
   U.S. Government
      debt securities            --             --         --          7,103     4.75%-5.87%        .4
   Government
      agencies debt
      securities             97,515     2.13%-3.88%        .3        285,358     1.25%-5.63%       1.0
   Mortgage-backed
      debt securities            --             --         --            119           7.50%        --
   Mortgage-CMO
      debt securities        26,326     2.67%-5.00%        .6         29,275     4.50%-5.00%        --
   Asset-backed debt
      securities            311,701     1.41%-6.53%       1.0        211,585     1.35%-6.79%        .9
                         ----------                               ----------
                         $1,252,513                               $1,532,090
                         ==========                               ==========

     Our investments in marketable debt securities listed in the above table and a portion of our investment in non-marketable securities are sensitive to changes in interest rates. Additionally, our investment portfolio of marketable debt and equity securities, which are carried at fair value, expose us to price risk. A hypothetical 10% decrease in the market prices for all marketable securities as of December 31, 2004 would decrease the fair value of our available-for-sale securities by $86.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                INDEX

                                                                        PAGE NO.
                                                                        --------
Management's Report on Internal Control over Financial
   Reporting.........................................................      34

Report of Independent Registered Public Accounting Firm..............      35

Consolidated Balance Sheets as of December 31, 2004 and 2003.........      36

Consolidated Statements of Income for the Years Ended
   December 31, 2004, 2003 and 2002..................................      37

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004, 2003 and 2002..................................      38

Consolidated Statements of Changes in Shareholders' Equity for
   the Years Ended December 31, 2004, 2003 and 2002..................      39

Notes to Consolidated Financial Statements...........................      42

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's system of internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included below which expresses an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

To the Shareholders and Board of Directors of Nabors Industries Ltd.:

We have completed an integrated audit of Nabors Industries Ltd.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Nabors Industries Ltd. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 7, 2005

                           CONSOLIDATED BALANCE SHEETS
                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                           December 31,
                                                   -----------------------
                                                      2004         2003
                                                   ----------   ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Assets
Current assets:
   Cash and cash equivalents                       $  384,709   $  579,737
   Marketable securities                              428,342      339,936
   Accounts receivable, net                           540,103      410,487
   Inventory                                           28,653       23,289
   Deferred income taxes                               39,599       36,442
   Non-marketable securities                           87,500       47,000
   Other current assets                                72,068       78,756
                                                   ----------   ----------
      Total current assets                          1,580,974    1,515,647

Marketable securities                                 439,462      612,417
Property, plant and equipment, net                  3,275,495    2,990,792
Goodwill, net                                         327,225      315,627
Other long-term assets                                239,453      168,209
                                                   ----------   ----------
      Total assets                                 $5,862,609   $5,602,692
                                                   ==========   ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long-term debt               $  804,550   $  299,385
   Trade accounts payable                             211,600      128,840
   Accrued liabilities                                171,234      160,745
   Income taxes payable                                11,932        9,403
                                                   ----------   ----------
      Total current liabilities                     1,199,316      598,373

Long-term debt                                      1,201,686    1,985,553
Other long-term liabilities                           146,337      155,667
Deferred income taxes                                 385,877      372,824
                                                   ----------   ----------
      Total liabilities                             2,933,216    3,112,417
                                                   ----------   ----------
Commitments and contingencies (Note 13)

Shareholders' equity:
   Common shares, par value $.001 per share:
      Authorized common shares 400,000;
      issued 149,861 and 146,656, respectively            150          147
   Capital in excess of par value                   1,358,374    1,270,362
   Accumulated other comprehensive income             148,229       99,583
   Retained earnings                                1,422,640    1,120,183
                                                   ----------   ----------
      Total shareholders' equity                    2,929,393    2,490,275
                                                   ----------   ----------
      Total liabilities and shareholders' equity   $5,862,609   $5,602,692
                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                               Year Ended December 31,
                                                        ------------------------------------
                                                           2004         2003         2002
                                                        ----------   ----------   ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues and other income:
   Operating revenues                                   $2,394,031   $1,880,003   $1,466,443
   Earnings from unconsolidated affiliates                   4,057       10,183       14,775
   Investment income                                        50,064       33,813       36,961
                                                        ----------   ----------   ----------
      Total revenues and other income                    2,448,152    1,923,999    1,518,179
                                                        ----------   ----------   ----------

Costs and other deductions:
   Direct costs                                          1,572,649    1,276,953      973,910
   General and administrative expenses                     195,388      165,403      141,895
   Depreciation and amortization                           254,939      226,528      187,665
   Depletion                                                45,460        8,599        7,700
   Interest expense                                         48,507       70,740       67,068
   Losses (gains) on sales of long-lived
      assets, impairment charges and other
      expense (income), net                                 (4,629)       1,153         (833)
                                                        ----------   ----------   ----------
      Total costs and other deductions                   2,112,314    1,749,376    1,377,405
                                                        ----------   ----------   ----------

Income before income taxes                                 335,838      174,623      140,774
                                                        ----------   ----------   ----------

Income tax expense (benefit):
   Current                                                  20,867        8,494       10,185
   Deferred                                                 12,514      (26,099)       9,100
                                                        ----------   ----------   ----------
      Total income tax expense (benefit)                    33,381      (17,605)      19,285
                                                        ----------   ----------   ----------
Net income                                              $  302,457   $  192,228   $  121,489
                                                        ==========   ==========   ==========

Earnings per share:
   Basic                                                $     2.03   $     1.31   $      .85
   Diluted                                              $     1.92   $     1.25   $      .81

Weighted average number of common shares outstanding:
   Basic                                                   148,936      146,495      143,655
   Diluted                                                 164,030      156,897      149,997

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                                  Year Ended December 31,
                                                            -----------------------------------
                                                               2004         2003         2002
                                                            ---------   -----------   ---------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Cash flows from operating activities:
Net income                                                  $ 302,457   $   192,228   $ 121,489
Adjustments to net income:
   Depreciation and amortization                              254,939       226,528     187,665
   Depletion                                                   45,460         8,599       7,700
   Deferred income tax expense (benefit)                       12,514       (26,099)      9,100
   Deferred financing costs amortization                        5,058         5,464       5,122
   Pension liability amortization                                 856            --          --
   Discount amortization on long-term debt                     20,244        25,521      30,790
   Amortization of loss on cash flow hedges                       151           150          50
   Losses (gains) on long-term assets, net                        874        (2,476)     (4,570)
   Gains on marketable and non-marketable securities, net     (20,638)       (6,145)     (2,877)
   (Gains) losses on derivative instruments                    (2,363)        1,140       1,983
   Sales of marketable securities, trading                         --         4,484          --
   Foreign currency transaction gains                            (755)         (830)       (486)
   Loss on early extinguishment of debt                            --           908         202
   Equity in earnings of unconsolidated affiliates,
      net of dividends                                         (2,057)         (919)     (4,900)
Increase (decrease), net of effects from acquisitions,
   from changes in:
   Accounts receivable                                       (129,684)      (30,660)     90,401
   Inventory                                                   (4,905)       (5,695)      1,712
   Other current assets                                        13,847           (61)    (15,855)
   Other long-term assets                                       8,946        (9,435)    (29,717)
   Trade accounts payable and accrued liabilities              84,646        22,586     (26,443)
   Income taxes payable                                        (7,503)        1,454      11,725
   Other long-term liabilities                                (18,889)      (11,004)     17,785
                                                            ---------   -----------   ---------
Net cash provided by operating activities                     563,198       395,738     400,876
                                                            ---------   -----------   ---------
Cash flows from investing activities:
   Purchases of marketable securities, available-for-sale    (746,403)   (1,429,545)   (745,383)
   Sales and maturities of marketable securities,
      available-for-sale                                      838,816     1,393,638     542,133
   Purchases of non-marketable securities                    (173,533)      (47,002)    (15,000)
   Sales of non-marketable securities                          69,793        17,506          --
   Cash paid for acquisitions of businesses, net                   --            --    (135,652)
   Capital expenditures                                      (544,429)     (353,138)   (326,536)
   Cash paid for other current assets                              --            --      (8,725)
   Proceeds from sales of assets and insurance claims           6,879        10,476      34,877
   Investments in affiliate                                      (200)         (175)         --
                                                            ---------   -----------   ---------
Net cash used for investing activities                       (549,077)     (408,240)   (654,286)
                                                            ---------   -----------   ---------
Cash flows from financing activities:
   Increase (decrease) in cash overdrafts                       9,865          (778)     (3,658)
   Decrease in restricted cash                                    109         1,925         210
   Decrease in short-term borrowings, net                          --            --        (844)
   Proceeds from long-term debt                                    --       700,000     495,904
   Reduction in long-term debt                               (302,411)     (544,479)    (30,831)
   Debt issuance costs                                             --       (11,525)     (2,945)
   Proceeds from issuance of common shares                     71,248        26,341      12,850
   Repurchase of common shares                                     --            --      (2,486)
   Payments related to cash flow hedges                            --            --      (1,494)
                                                            ---------   -----------   ---------
Net cash (used for) provided by financing activities         (221,189)      171,484     466,706
                                                            ---------   -----------   ---------
Effect of exchange rate changes on cash and cash
   equivalents                                                 12,040         6,704       2,312
                                                            ---------   -----------   ---------
Net (decrease) increase in cash and cash equivalents         (195,028)      165,686     215,608
Cash and cash equivalents, beginning of  period               579,737       414,051     198,443
                                                            ---------   -----------   ---------
Cash and cash equivalents, end of period                    $ 384,709   $   579,737   $ 414,051
                                                            =========   ===========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                                                      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                                   --------------------------------------------------
                                       COMMON                      UNREALIZED
                                       SHARES                         GAINS       MINIMUM    UNREALIZED
                                 ------------------   CAPITAL IN   (LOSSES) ON    PENSION      LOSS ON    CUMULATIVE
                                              PAR      EXCESS OF   MARKETABLE    LIABILITY    CASH FLOW   TRANSLATION
                                  SHARES     VALUE     PAR VALUE   SECURITIES   ADJUSTMENT     HEDGES     ADJUSTMENT
                                 -------   --------   ----------   ----------   ----------   ----------   -----------
(IN THOUSANDS)
Balances, December 31, 2001      147,711   $ 14,771   $1,091,536     $12,410      $    --      $    --      $(9,150)
                                 -------   --------   ----------     -------      -------      -------      -------
Comprehensive income (loss):
   Net income
   Translation adjustment                                                                                     3,910
   Unrealized losses on
      marketable securities, net
      of income tax benefit of
      $3,118                                                          (5,309)
      Less:
         reclassification adjustment
         for gains included in net
         income, net of income taxes
         of $855                                                      (1,455)
   Minimum pension liability
      adjustment, net of income
      taxes $1,295                                                                 (2,205)
   Unrealized loss on and
      amortization of loss on
      cash flow hedges, net of
      income taxes of $848                                                                      (1,444)
                                 -------   --------    ----------     -------      -------      -------     -------
   Total comprehensive
      income (loss)                   --         --           --      (6,764)      (2,205)      (1,444)       3,910
                                 -------   --------    ----------     -------      -------      -------     -------
Issuance of common shares for
   stock options exercised           806         64       10,210
Issuance of common shares in
   connection with the Bayard
   warrants exercised                 18          2           (2)
Issuance of common  shares in
   connection with the Enserco
   acquisition                     2,638        264      162,497
Issuance of common shares in
   connection with the Ryan
   acquisition                       220                  11,636
Nabors Exchangeco shares
   exchanged                         485         19          (19)
Tax effect of stock
   option deductions                                         842
Repurchase of common shares          (91)                   (799)
Put option on  common shares                               2,576
Retirement of treasury stock      (6,822)      (682)     (59,172)
Change in par value                         (14,293)      14,293
                                 -------   -------    ----------     -------      -------      -------      -------
   Subtotal                       (2,746)   (14,626)     142,062          --           --           --           --
                                 -------   --------   ----------     -------      -------      -------      -------
Balances, December 31, 2002      144,965   $    145   $1,233,598     $ 5,646      $(2,205)     $(1,444)     $(5,240)
                                 =======   ========   ==========     =======      =======      =======      =======





                                                               TOTAL
                                  RETAINED     TREASURY    SHAREHOLDERS'
                                  EARNINGS       STOCK         EQUITY
                                 ----------   ----------   -------------
(IN THOUSANDS)
Balances, December 31, 2001      $1,001,079    $(252,780)   $ 1,857,866
                                 ----------    ---------    -----------
Comprehensive income (loss):
   Net income                       121,489                     121,489
   Translation adjustment                                         3,910
   Unrealized losses on
      marketable securities, net
      of income tax benefit of
      $3,118                                                     (5,309)
      Less:
         reclassification adjustment
         for gains included in net
         income, net of income taxes
         of $855                                                 (1,455)
   Minimum pension liability
      adjustment, net of income
      taxes $1,295                                               (2,205)
   Unrealized loss on and
      amortization of loss on
      cash flow hedges, net of
      income taxes of $848                                       (1,444)
                                 ----------    ---------    -----------
   Total comprehensive
      income (loss)                 121,489           --        114,986
                                 ----------    ---------    -----------
Issuance of common shares for
   stock options exercised                                       10,274
Issuance of common shares in
   connection with the Bayard
   warrants exercised                                                --
Issuance of common  shares in
   connection with the Enserco
   acquisition                                                  162,761
Issuance of common shares in
   connection with the Ryan
   acquisition                                                   11,636
Nabors Exchangeco shares
   exchanged                                                         --
Tax effect of stock
   option deductions                                                842
Repurchase of common shares          (1,687)                     (2,486)
Put option on  common shares                                      2,576
Retirement of treasury stock       (192,926)     252,780             --
Change in par value                                                  --
                                 ----------    ---------    -----------
   Subtotal                        (194,613)     252,780        185,603
                                 ----------    ---------    -----------
Balances, December 31, 2002      $  927,955     $     --    $ 2,158,455
                                 ==========    =========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                            ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                                         --------------------------------------------------
                                              COMMON                     UNREALIZED
                                              SHARES                        GAINS       MINIMUM    UNREALIZED
                                         ----------------   CAPITAL IN   (LOSSES)ON     PENSION      LOSS ON    CUMULATIVE
                                                    PAR      EXCESS OF   MARKETABLE    LIABILITY    CASH FLOW   TRANSLATION
                                          SHARES   VALUE     PAR VALUE   SECURITIES   ADJUSTMENT     HEDGES     ADJUSTMENT
                                         -------   ------   ----------   ----------   ----------   ----------   -----------
(IN THOUSANDS)
Balances, December 31, 2002              144,965    $145    $1,233,598     $ 5,646      $(2,205)     $(1,444)    $ (5,240)
                                         -------    ----    ----------     -------      -------      -------     --------
Comprehensive income (loss):
   Net income
   Translation adjustment                                                                                         103,963
   Unrealized gains on
      marketable securities, net
      of income taxes of $867                                                1,476
      Less:
         reclassification adjustment
         for gains included in net
         income, net of income taxes
         of $1,264                                                          (2,153)
   Minimum pension liability
      adjustment, net of income
      taxes of $358                                                                        (610)
   Amortization of loss on cash
      flow hedges                                                                                        150
                                         -------    ----    ----------     -------      -------       -------    --------
      Total comprehensive
         income (loss)                        --      --            --        (677)        (610)          150     103,963
                                         -------    ----    ----------     -------      -------       -------    --------
Issuance of common shares for
   stock options exercised                 1,234       2        20,339
Issuance of common shares in
   connection with the New
   Prospect warrants exercised               200                 6,000
Issuance of common shares in
   connection with the
   Enserco  warrants exercised                49
Nabors Exchangeco shares
   exchanged                                 208
Tax effect of stock option
   deductions                                                   10,425
                                         -------    ----    ----------     -------      -------      --------    --------
    Subtotal                               1,691       2        36,764          --           --            --          --
                                         -------    ----    ----------     -------      -------      --------    --------
Balances, December 31, 2003              146,656    $147    $1,270,362     $ 4,969      $(2,815)     $ (1,294)   $ 98,723
                                         =======    ====    ==========     =======      =======      ========    ========





                                                                       TOTAL
                                          RETAINED     TREASURY    SHAREHOLDERS'
                                          EARNINGS       STOCK         EQUITY
                                         ----------   ----------   -------------
(IN THOUSANDS)
Balances, December 31, 2002              $  927,955        $--      $2,158,455
                                         ----------        ---      ----------
Comprehensive income (loss):
   Net income                               192,228                    192,228
   Translation adjustment                                              103,963
   Unrealized gains on
      marketable securities, net
      of income taxes of $867                                            1,476
      Less:
         reclassification adjustment
         for gains included in net
         income, net of income taxes
         of $1,264                                                      (2,153)
   Minimum pension liability
      adjustment, net of income
      taxes of $358                                                       (610)
   Amortization of loss on cash
      flow hedges                                                          150
                                         ----------        ---      ----------
      Total comprehensive
         income (loss)                      192,228         --         295,054
                                         ----------        ---      ----------
Issuance of common shares for
    stock options exercised                                             20,341
Issuance of common shares in
   connection with the New
   Prospect warrants exercised                                           6,000
Issuance of common shares in
   connection with the
   Enserco  warrants exercised                                              --
Nabors Exchangeco shares
   exchanged                                                                --
Tax effect of stock option
   deductions                                                           10,425
                                         ----------        ---      ----------
    Subtotal                                     --         --          36,766
                                         ----------        ---      ----------
Balances, December 31, 2003              $1,120,183        $--      $2,490,275
                                         ==========        ===      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                              ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                                           --------------------------------------------------
                                                COMMON                     UNREALIZED
                                                SHARES                        GAINS       MINIMUM    UNREALIZED
                                           ----------------   CAPITAL IN   (LOSSES)ON     PENSION      LOSS ON    CUMULATIVE
                                                      PAR      EXCESS OF   MARKETABLE    LIABILITY    CASH FLOW   TRANSLATION
                                            SHARES   VALUE     PAR VALUE   SECURITIES   ADJUSTMENT     HEDGES     ADJUSTMENT
                                           -------   ------   ----------   ----------   ----------   ----------   -----------
(IN THOUSANDS)
Balances, December 31, 2003                146,656    $147     $1,270,362     $ 4,969     $(2,815)      $(1,294)     $ 98,723
                                           -------    ----     ----------     -------     -------       -------      --------
Comprehensive income (loss):
   Net income
   Translation adjustment                                                                                              52,797
   Unrealized gains on
      marketable securities, net
      of income tax benefit
      of $1,138                                                                 8,395
      Less:
         reclassification adjustment
         for gains included in  net
         income, net of income taxes
         of $850                                                              (13,093)
   Pension liability
      amortization, net of income
      taxes of $233                                                                           396
   Amortization of loss on cash
      flow hedges                                                                                           151
                                           -------    ----     ----------     -------     -------       -------      --------
      Total comprehensive income
         (loss)                                 --      --             --      (4,698)        396           151        52,797
                                           -------    ----     ----------     -------     -------       -------      --------
Issuance of common shares for
   stock options exercised                   3,045       3         71,245
Nabors Exchangeco shares
   exchanged                                   160
Tax effect of stock option
   deductions                                                      16,767
                                           -------    ----     ----------     -------     -------       -------      --------
    Subtotal                                 3,205       3         88,012
                                           -------    ----     ----------     -------     -------       -------      --------
Balances, December 31,
   2004                                    149,861    $150     $1,358,374     $   271     $(2,419)      $(1,143)     $151,520
                                           =======    ====     ==========     =======     =======       =======      ========





                                                                       TOTAL
                                            RETAINED    TREASURY   SHAREHOLDERS'
                                            EARNINGS      STOCK        EQUITY
                                           ----------   --------   -------------
(IN THOUSANDS)
Balances, December 31, 2003                $1,120,183     $ --       $2,490,275
                                           ----------     ----       ----------
Comprehensive income (loss):
   Net income                                 302,457                   302,457
   Translation adjustment                                                52,797
   Unrealized gains on
      marketable securities, net
      of income tax benefit
      of $1,138                                                           8,395
      Less:
         reclassification adjustment
         for gains included in  net
         income, net of income taxes
         of $850                                                        (13,093)
   Pension liability
      amortization, net of income
      taxes of $233                                                         396
   Amortization of loss on cash
      flow hedges                                                           151
                                           ----------     ----       ----------
      Total comprehensive income
         (loss)                               302,457       --          351,103
                                           ----------     ----       ----------
Issuance of common shares for
   stock options exercised                                               71,248
Nabors Exchangeco shares
   exchanged                                                                 --
Tax effect of stock option
   deductions                                                            16,767
                                           ----------     ----       ----------
    Subtotal                                                             88,015
                                           ----------     ----       ----------
Balances, December 31,
   2004                                    $1,422,640     $ --       $2,929,393
                                           ==========     ====       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Nabors is the largest land drilling contractor in the world. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada and is a leading provider of offshore platform workover and drilling rigs in the United States and multiple international markets. To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. We have also made selective investments in oil and gas exploration, development and production activities.

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

     The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to prior periods to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     Our consolidated financial statements include the accounts of Nabors, all majority-owned subsidiaries, and all non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46R, which are not material to our financial position, results of operations or cash flows. All significant intercompany accounts and transactions are eliminated in consolidation.

     Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $67.1 million and $58.1 million as of December 31, 2004 and 2003, respectively, and are included in other long-term assets in our consolidated balance sheets.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less.

MARKETABLE AND NON-MARKETABLE SECURITIES

     Marketable securities consist of equity securities, certificates of deposit, corporate debt securities, U.S. Government debt securities, Government agencies debt securities, foreign government debt securities, mortgage-backed debt securities and asset-backed debt securities. Securities classified as available-for-sale or trading are stated at fair value. Unrealized holding gains and temporary losses for available-for-sale securities are excluded from earnings and, until realized, are reported net of taxes in a separate component of shareholders' equity. Other than temporary losses are included in earnings. Unrealized and realized gains and losses on securities classified as trading are reported in earnings currently.

     In computing realized gains and losses on the sale of equity securities, the specific identification method is used. In accordance with this method, the cost of the equity securities sold is determined using the specific cost of the security when originally purchased.

     We are also invested in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values, and are recorded at cost in our consolidated balance sheets as a component of other current assets. Gains or losses are realized, as other income, when distributions are made from the funds.

INVENTORY

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method and includes the cost of materials, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including renewals and betterments, are stated at cost, while maintenance and repairs are expensed currently. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets. We provide for the depreciation of our drilling and workover rigs using the units-of-production method over an approximate 4,900-day period, with the exception of our jack-up rigs which are depreciated over an 8,030-day period, after provision for salvage value. When our drilling and workover rigs are not operating, a depreciation charge is provided using the straight-line method over an assumed depreciable life of 20 years, with the exception of our jack-up rigs, where a 30-year depreciable life is used.

     Depreciation on our buildings, well-servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings - 10 to 30 years; well-servicing rigs - 3 to 15 years; marine transportation and supply vessels - 10 to 25 years; oilfield hauling and mobile equipment and other machinery and equipment - 3 to 10 years). Amortization of capitalized leases is included in depreciation and amortization expense. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our results of operations.

     We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. Provisions for asset impairment are charged to income when the sum of estimated future cash flows, on an undiscounted basis, is less than the asset's net book value. Impairment charges are recorded using discounted cash flows which requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. There were no impairment charges related to assets held for use recorded by Nabors in 2004, 2003 or 2002. In 2002 we reclassified four supply vessels to held-for-sale as we intended to sell these vessels in 2003. Accordingly, we reduced the carrying values of these assets to levels approximating their respective fair values, resulting in a charge to losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net of $3.7 million in 2002. Three of these supply vessels were sold in 2003 for amounts approximating their current carrying values, resulting in a gain of $.2 million included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statement of income for the year ended December 31, 2003. The fourth supply vessel was sold in January 2004 for an amount that approximated its carrying value.

OIL AND GAS PROPERTIES

     We follow the successful efforts method of accounting for our oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in that period. Estimated fair value included the estimated present value of all reasonably expected future production, prices, and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until the projects are substantially complete and ready for their intended use if the projects are evaluated as successful. Other exploratory costs are expensed as incurred. Our provision for depletion is based on the capitalized costs as determined above and is determined on a property-by-property basis using the units-of-production method, with costs being amortized over proved developed reserves.

GOODWILL

     Goodwill represents the cost in excess of fair value of the net assets of companies acquired. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes Accounting Principles Board (APB) Opinion No. 17, which stated that goodwill acquired as a result of a purchase method business combination and all other intangible assets were subject to amortization. APB 17 also mandated a maximum period of 40 years for that amortization. SFAS 142 presumes that all goodwill and intangible assets that have indefinite useful lives will not be subject to amortization, but rather will be tested at least annually for impairment. In addition, the standard provides specific guidance on how to determine and measure goodwill impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of a 40-year maximum amortization period.

     During the second quarter of 2002 we performed our initial goodwill impairment assessment as required by SFAS 142. As part of that assessment, we determined that our 11 business units, as of January 1, 2002, represented our reporting units as defined by SFAS 142. We determined the aggregate carrying values and fair values of all such reporting units, which were measured as of the January 1, 2002 adoption date. We calculated the fair value of each reporting unit based on discounted cash flows and determined there was no goodwill impairment. In instances where assets acquired and liabilities assumed in a business combination are assigned solely to one of our business units, the amount of goodwill resulting from that acquisition is assigned in full to that business unit. In instances where assets and liabilities are split between more than one business unit, we assign goodwill to our business units based on the respective fair values of the fixed assets assigned to each business unit. In the second quarters of 2003 and 2004 we performed our annual assessments of goodwill impairment and determined there was no goodwill impairment in either year.

     The change in the carrying amount of goodwill for our various Contract Drilling segments and our Other Operating Segments for the years ended December 31, 2004 and 2003 is as follows:

                                                     ACQUISITIONS                                      BALANCE
                                                     AND PURCHASE    CUMULATIVE                         AS OF
                                    BALANCE AS OF        PRICE      TRANSLATION   RECLASSIFICATIONS   DECEMBER
                                   JANUARY 1, 2003    ADJUSTMENTS    ADJUSTMENT       AND OTHER       31, 2003
                                   ---------------   ------------   -----------   -----------------   --------
(IN THOUSANDS)
Contract Drilling:
   U.S. Lower 48 Land Drilling         $ 28,700         $   --        $    --         $  1,276        $ 29,976
   U.S. Land Well-servicing              43,741             --             --               --          43,741
   U.S. Offshore                         29,583             --             --          (11,580)         18,003
   Alaska                                19,995             --             --               --          19,995
   Canada                               112,791          1,378         24,398               --         138,567
   International                          4,745             --             --           11,580          16,325
                                       --------         ------        -------         --------        --------
      Subtotal Contract Drilling        239,555          1,378         24,398            1,276         266,607
Other Operating Segments                 46,807          1,601            612               --          49,020
                                       --------         ------        -------         --------        --------
      Total                            $286,362         $2,979        $25,010         $  1,276        $315,627
                                       ========         ======        =======         ========        ========

                                                     ACQUISITIONS                                      BALANCE
                                                     AND PURCHASE    CUMULATIVE                         AS OF
                                    BALANCE AS OF        PRICE      TRANSLATION   RECLASSIFICATIONS   DECEMBER
                                   DECEMBER 31,2003   ADJUSTMENTS    ADJUSTMENT       AND OTHER       31, 2004
                                   ----------------  ------------   -----------   -----------------   --------
(IN THOUSANDS)
Contract Drilling:
   U.S. Lower 48 Land Drilling         $ 29,976           $--         $    --          $    --        $ 29,976
   U.S. Land Well-servicing              43,741            --              --               --          43,741
   U.S. Offshore                         18,003            --              --               --          18,003
   Alaska                                19,995            --              --               --          19,995
   Canada                               138,567            --          10,930               --         149,497
   International                         16,325            --              --            2,658          18,983
                                       --------           ---         -------          -------        --------
      Subtotal Contract Drilling        266,607            --          10,930            2,658         280,195
Other Operating Segments                 49,020            --             226           (2,216)         47,030
                                       --------           ---         -------          -------        --------
      Total                            $315,627           $--         $11,156          $   442        $327,225
                                       ========           ===         =======          =======        ========

     Our Oil and Gas segment does not have any goodwill. Goodwill totaling approximately $6.5 million is expected to be deductible for tax purposes.

DERIVATIVE FINANCIAL INSTRUMENTS

     We record derivative financial instruments (including certain derivative instruments embedded in other contracts) in our consolidated balance sheets at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Accounting for derivatives qualifying as fair value hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. Any change in fair value of derivative financial instruments that are speculative in nature and do not qualify for hedge accounting treatment is also recognized immediately in earnings.

LITIGATION AND INSURANCE RESERVES

     We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially-determined accruals in our consolidated balance sheets to cover self-insurance retentions (Note 13).

REVENUE RECOGNITION

     We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump-sum payments for the mobilization of rigs and other drilling equipment. Deferred fees related to mobilization periods are recognized over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred.

     We recognize revenue for top drives and instrumentation systems we manufacture when the earnings process is complete. This generally occurs when products have been shipped, title and risk of loss have been transferred, collectibility is probable, and pricing is fixed and determinable.

     We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in the period that the applicable proof of loss documentation is received.

     We recognize reimbursements received for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.

     We recognize revenue on our interests in oil and gas properties as production occurs and title passes.

INCOME TAXES

     We are a Bermuda-exempt company and are not subject to income taxes in Bermuda. Consequently, income taxes have been provided based on the tax laws and rates in effect in the countries in which our operations are conducted and income is earned. The income taxes in these jurisdictions vary substantially. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions.

     For U.S. and other foreign jurisdiction income tax purposes, we have net operating and other loss carryforwards that we are required to assess annually for potential valuation allowances. We consider the sufficiency of existing temporary differences and expected future earnings levels in determining the amount, if any, of valuation allowance required against such carryforwards.

     We do not provide for U.S. or foreign income or withholding taxes on unremitted earnings of all U.S. and certain foreign entities, as these earnings are considered permanently reinvested. Unremitted earnings, representing tax basis accumulated earnings and profits, totaled approximately $289.9 million, $453.2 million and $377.2 million as of December 31, 2004, 2003 and 2002, respectively. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings. The level of unremitted earnings as of December 31, 2004 was impacted by a reorganization of our international subsidiaries completed in the fourth quarter of 2004.

     In circumstances where our drilling rigs and other assets are operating in certain foreign taxing jurisdictions, and it is expected that we will redeploy such assets before they give rise to future tax consequences, we do not recognize any deferred tax liabilities on the earnings from these assets.

     Nabors realizes an income tax benefit associated with certain stock options issued under its stock option plans. This benefit, which is not reflected in our consolidated income statements, results in a reduction in income taxes payable and an increase in capital in excess of par value.

FOREIGN CURRENCY TRANSLATION

     For certain of our foreign subsidiaries, such as those in Canada and Argentina, the local currency is the functional currency, and therefore translation gains or losses associated with foreign-denominated monetary accounts are accumulated in a separate section of shareholders' equity. For our other international subsidiaries, the U.S. dollar is the functional currency, and therefore local currency transaction gains and losses, arising from remeasurement of payables and receivables denominated in local currency, are included in our consolidated statements of income.

STOCK-BASED COMPENSATION

     We account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of Nabors common shares at the date of grant over the amount an employee must pay to acquire the common shares. We grant options at prices equal to the market price of our shares on the date of grant and therefore do not record compensation expense related to these grants. SFAS No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on our net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation. Under the provisions of SFAS 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant estimated using an option pricing model such as the Black-Scholes option-pricing model (which we use in our calculations), and compensation cost is amortized over the applicable option vesting period.

                                                         YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2004       2003       2002
                                                     --------   --------   --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income, as reported                              $302,457   $192,228   $121,489
Deduct: Total stock-based employee compensation
   expense determined under fair value method for
   all awards, net of related tax effects             (22,530)   (13,565)   (31,047)
                                                     --------   --------   --------
Pro forma net income - basic                          279,927    178,663     90,442
                                                     --------   --------   --------
Add: Interest expense on assumed conversion of our
   zero coupon senior convertible/exchangeable
   debentures/notes, net of tax (see Note 14)          12,438      3,639         --
                                                     --------   --------   --------
Adjusted pro forma net income-diluted                $292,365   $182,302   $ 90,442
                                                     ========   ========   ========

Earnings per share:
   Basic - as reported                               $   2.03   $   1.31   $    .85
   Basic - pro forma                                 $   1.88   $   1.22   $    .63
   Diluted - as reported                             $   1.92   $   1.25   $    .81
   Diluted - pro forma                               $   1.78   $   1.16   $    .60

     The pro forma amounts above were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during 2004, 2003 and 2002, respectively: risk-free interest rates of 2.49%, 2.23% and 3.79%; volatility of 31.00%, 47.58% and 48.19%; dividend yield of 0.0%
for all periods; and expected life of 4.0 years for 2004 and 3.5 years for 2003 and 2002.

USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

     -    depreciation and amortization of property, plant and equipment

     -    impairment of long-lived assets

     -    income taxes

     -    insurance reserves

     -    fair value of assets acquired and liabilities assumed

RECENT ACCOUNTING PRONOUNCEMENTS

     As discussed under Stock-Based Compensation above, we currently account for stock-based compensation as prescribed by APB 25, and because we grant options at prices equal to the market price of our shares on the date of the grant we do not record compensation expense related to these grants. On December 16, 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment," which will eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards. The statement will be effective for stock options granted, modified, or settled in cash in interim and annual periods beginning after June 15, 2005. Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the statement, compensation cost will be measured and recorded based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," presented above. The statement may have a material adverse effect on our results of operations during the periods of adoption and annual and interim periods thereafter. If this statement had been adopted in its current form as of January 1, 2004, we would have recorded additional compensation expense, net of related tax effects, of approximately $22.5 million during 2004 and our diluted earnings per share for 2004 would have been reduced by $.14 per share.

     In October 2004 the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF 04-8, which addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share computations. Based on the concepts described in EITF 04-8, we will be required to treat our $700 million zero coupon senior exchangeable notes as converted for purposes of computing diluted earnings per share, regardless of whether any triggering contingency has been met or is likely to be met. The provisions in EITF 04-8 are effective for periods ending after December 15, 2004, including the year ended December 31, 2004. As a result of this accounting change, we are required to include additional common shares in the denominator of our diluted earnings per share calculation in all periods where the price for our shares exceeds $70.10. These additional shares represent the value in excess of the principal amount of the notes and would be calculated using the treasury stock method. We do not expect this accounting change to have a material effect on our financial position, results of operations or cash flows.

     In January 2003 the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities (VIEs) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003 the FASB issued a revision to FIN 46 (FIN 46R) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Our adoption of FIN 46R on March 31, 2004 did not have a material effect on our financial position, results of operations or cash flows as of and for the year ended December 31, 2004.

3. ACQUISITIONS

     On August 12, 2002, Nabors entered into an arrangement agreement to acquire Ryan Energy Technologies, Inc., a corporation incorporated under the laws of Alberta, Canada. Nabors' acquisition of Ryan was completed on October 9, 2002, and became effective pursuant to a plan of arrangement approved by the securityholders of Ryan and the Court of Queen's Bench of Alberta.

     Pursuant to the arrangement, Nabors Exchangeco (Canada) Inc., an indirect wholly-owned Canadian subsidiary of Nabors, acquired all of the issued and outstanding common shares of Ryan in exchange for approximately Cdn. $22.6 million (U.S. $14.2 million) in cash and 380,264 exchangeable shares of Nabors Exchangeco, of which 219,493 exchangeable shares were immediately exchanged for common shares of Nabors in accordance with the instructions of the holders of those shares. The Nabors Exchangeco shares are exchangeable for Nabors common shares, at each holder's option, on a one-for-one basis and are listed on the Toronto Stock Exchange. Additionally, these exchangeable shares have essentially identical rights as Nabors common shares, including but not limited to voting rights and the right to receive dividends, if any, and will be automatically exchanged upon the occurrence of certain events. The value of the Nabors Exchangeco shares issued totaled Cdn. $18.5 million (U.S. $11.6 million). In addition, we assumed Ryan debt totaling Cdn. $14.5 million (U.S. $9.1 million). Ryan's results of operations were consolidated into ours commencing on October 9, 2002. The Ryan purchase price was allocated based on estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately Cdn $7.2 million (U.S. $4.8 million). Ryan manufactures and sells directional drilling and rig instrumentation systems and provides directional drilling, rig instrumentation and data collection services to oil and gas exploration and service companies in the United States, Canada and Venezuela.

     On March 18, 2002, we acquired, for cash, 20.5% of the issued and outstanding shares of Enserco Energy Service Company Inc., a Canadian publicly-held corporation, for Cdn. $15.50 per share for a total price of Cdn. $83.2 million (U.S. $52.6 million). On April 26, 2002, Nabors Exchangeco acquired all of the remaining issued and outstanding common shares of Enserco in exchange for approximately Cdn. $100.1 million (U.S. $64.1 million) in cash and 3,549,082 exchangeable shares of Nabors Exchangeco, of which 2,638,526 exchangeable shares were immediately exchanged for Nabors Industries, Inc. (Nabors Delaware) common stock in accordance with the instructions of the holders of those shares (which common stock was converted into our common shares pursuant to our corporate reorganization on June 24, 2002). The value of the Nabors Exchangeco shares issued totaled Cdn. $254.2 million (U.S. $162.8 million). In addition, we assumed Enserco debt totaling Cdn. $33.4 million (U.S. $21.4 million). Enserco's results of operations were consolidated into ours commencing on April 26, 2002. The Enserco purchase price was allocated based on estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately Cdn. $164.7 million (U.S. $105.2 million). Enserco provided land drilling, well-servicing and workover services in Canada and operated a fleet of 193 well-servicing rigs and 30 drilling rigs as of our acquisition date.

4. CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

     Our cash and cash equivalents, short-term and long-term marketable securities consist of the following:

                                                                     DECEMBER 31,
                                     ----------------------------------------------------------------------------
                                                     2004                                    2003
                                     ------------------------------------   -------------------------------------
                                                     GROSS        GROSS                     GROSS        GROSS
                                                  UNREALIZED   UNREALIZED                 UNREALIZED   UNREALIZED
                                        FAIR        HOLDING      HOLDING       FAIR        HOLDING      HOLDING
                                        VALUE        GAINS       LOSSES        VALUE         GAINS       LOSSES
                                     ----------   ----------   ----------   ----------   -----------   ----------
(IN THOUSANDS)
Cash and cash equivalents            $  384,709     $   --      $    --     $  579,737     $     --     $    --
Available-for-sale                       40,723      4,508       (1,247)        48,843        9,379      (2,016)
   marketable equity securities
Marketable debt securities:
   Commercial paper and CDs               6,970          1           --         50,743           --          --
   Corporate debt securities            384,569         --       (1,094)       319,327        2,392          --
   U.S. Government debt securities           --         --           --          7,103           --          --
   Government agencies debt
      securities                         97,515         --         (151)       285,358           --        (677)
   Mortgage-backed debt securities           --         --           --            119           --          --
   Mortgage-CMO debt securities          26,326         --          (62)        29,275           31          --
   Asset-backed debt securities         311,701         --         (761)       211,585          767          --
                                     ----------     ------      -------     ----------     --------     -------
Total marketable debt securities        827,081          1       (2,068)       903,510        3,190        (677)
                                     ----------     ------      -------     ----------     --------     -------
                                     $1,252,513     $4,509      $(3,315)    $1,532,090     $ 12,569     $(2,693)
                                     ==========     ======      =======     ==========     ========     =======

     The estimated fair values of our corporate, U.S. Government, Government agencies, mortgage-backed, mortgage-CMO and asset-backed debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the maturity date.

                                            ESTIMATED
                                           FAIR VALUE
                                              2004
                                           ----------
(IN THOUSANDS)
Marketable debt securities:
   Due in one year or less                  $387,619
   Due after one year through five years     439,462
                                            --------
                                            $827,081
                                            ========

     Certain information regarding our marketable debt and equity securities is presented below:

                                                 YEAR ENDED DECEMBER 31,
                                            --------------------------------
                                              2004        2003        2002
                                            --------   ----------   --------
(IN THOUSANDS)
Available-for-sale:
   Proceeds from sales and maturities       $838,816   $1,393,638   $542,133
   Realized gains, net of realized losses     13,943        3,417      2,310

5. PROPERTY, PLANT AND EQUIPMENT

     The major components of our property, plant and equipment are as follows:

                                                                 DECEMBER 31,
                                                          -------------------------
                                                              2004          2003
                                                          -----------   -----------
(IN THOUSANDS)
Land                                                      $    15,821   $    12,037
Buildings                                                      31,394        26,703
Drilling, workover and well-servicing rigs, and related
   equipment                                                4,128,169     3,637,296
Marine transportation and supply vessels                      161,567       159,530
Oilfield hauling and mobile equipment                         166,663       143,279
Other machinery and equipment                                  31,608        33,358
Net profits interests in oil and gas properties               140,110        84,807
                                                          -----------   -----------
                                                            4,675,332     4,097,010

Less: accumulated depreciation and amortization            (1,329,951)   (1,081,826)
      accumulated depletion on oil and gas properties         (69,886)      (24,392)
                                                          -----------   -----------
                                                          $ 3,275,495   $ 2,990,792
                                                          ===========   ===========

     Repair and maintenance expense included in direct costs in our consolidated statements of income totaled $253.0 million, $195.7 million and $138.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Interest costs of $1.9 million, $.9 million and $1.1 million were capitalized during the years ended December 31, 2004, 2003 and 2002, respectively.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Our principal operations accounted for using the equity method include a construction operation (40% ownership) and a logistics operation (50% ownership) in Alaska, and drilling and workover operations located in Saudi Arabia (50% ownership). These unconsolidated affiliates are integral to our operations in those locations. See Note 12 for a discussion of transactions with these related parties.

     Combined condensed financial data for investments in unconsolidated affiliates accounted for using the equity method of accounting is summarized as follows:

                            DECEMBER 31,
                        -------------------
                          2004       2003
                        --------   --------
(IN THOUSANDS)
Current assets          $ 89,097   $ 78,020
Long-term assets         143,051    135,073
Current liabilities       48,977     48,312
Long-term liabilities     40,201     40,201

                                   YEAR ENDED DECEMBER 31,
                               ------------------------------
                                 2004       2003       2002
                               --------   --------   --------
(IN THOUSANDS)
Gross revenues                 $256,303   $312,008   $334,000
Gross margin                     33,911     41,809     52,861
Net income                       14,184     21,689     29,400
Nabors' Earnings from
   unconsolidated affiliates      4,057     10,183     14,775

     The financial data presented above as of and for the year ended December 31, 2004 does not include Sea Mar Management LLC, as this entity was consolidated beginning in 2004 under the requirements of FIN 46R.

     Cumulative undistributed earnings of our unconsolidated affiliates included in our retained earnings as of December 31, 2004 and 2003 totaled approximately $44.0 million and $42.0 million, respectively.

7. FINANCIAL INSTRUMENTS AND RISK CONCENTRATION

     We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, interest rates, and marketable and non-marketable security prices as discussed below.

FOREIGN CURRENCY RISK

     We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk. The most significant exposures arise in connection with our operations in Canada, which usually are substantially unhedged.

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

CREDIT RISK

     Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments in marketable and non-marketable securities, accounts receivable, and our interest rate swap and range cap and floor transactions. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our investments in marketable and non-marketable securities are managed within established guidelines which limit the amounts that may be invested with any one issuer and which provide guidance as to issuer credit quality. We believe that the credit risk in such instruments is minimal. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers and we generally do not require material collateral. We maintain reserves for potential credit losses, and such losses have been within management's expectations.

INTEREST RATE AND MARKETABLE AND NON-MARKETABLE SECURITY PRICE RISK

     Our financial instruments that are potentially sensitive to changes in interest rates include our $1.381 billion zero coupon convertible senior debentures, our $700 million zero coupon senior exchangeable notes, our 4.875% and 5.375% senior notes, our interest rate swap and range cap and floor transactions, our investments in debt securities (including corporate, asset-backed, U.S. Government, Government agencies, foreign government, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages), which are classified as non-marketable securities.

     We may utilize derivative financial instruments that are intended to manage our exposure to interest rate risks. The use of derivative financial instruments could expose us to further credit risk and market risk. Credit risk in this context is the failure of a counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty would owe us, which can create credit risk for us. When the fair value of a derivative contract is negative, we would owe the counterparty, and therefore, we would not be exposed to credit risk. We attempt to minimize credit risk in derivative instruments by entering into transactions with major financial institutions that have a significant asset base. Market risk related to derivatives is the adverse effect to the value of a financial instrument that results from changes in interest rates. We try to manage market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the type and degree of market risk that we undertake.

     Our $700 million zero coupon senior exchangeable notes include a contingent interest provision, discussed in Note 8 below, which qualifies as an embedded derivative under SFAS 133, as amended by SFAS 149. This embedded derivative is required to be separated from the notes and valued at its fair value at the inception of the note indenture. Any subsequent change in fair value of this embedded derivative would be recorded in our consolidated statements of income. The fair value of the contingent interest provision at inception of the note indenture was nominal. In addition, there was no significant change in the fair value of this embedded derivative through December 31, 2004, resulting in no impact on our consolidated statements of income for the year ended December 31, 2004.

     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge under SFAS 133, as amended by SFAS 149. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment under SFAS 133, as amended by SFAS 149, and any change in the cumulative fair value of this transaction will be reflected as a gain or loss in our consolidated statements of income.

     During the years ended December 31, 2004, 2003 and 2002, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $6.5 million, $6.8 million and $1.2 million, respectively, which served to reduce interest expense. The fair value of our interest rate swap agreement is recorded as a derivative asset, included in other long-term assets, and totaled approximately $4.6 million and $4.2 million as of December 31, 2004 and 2003, respectively. The carrying value of our 5.375% senior notes has been increased by the same amount as of December 31, 2004 and 2003.

     The fair value of our range cap and floor transaction is recorded as a derivative asset, included in other long-term assets, and totaled approximately $.3 million as of December 31, 2004, and is recorded as a derivative liability, included in other long-term liabilities, and totaled approximately $3.7 million and $3.8 million as of December 31, 2003 and 2002, respectively. In June 2004 we unwound $100 million of the $200 million range cap and floor derivative instrument. We recorded gains of approximately $2.4 million and losses of approximately $1.1 million and $3.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to this derivative instrument; such amounts are included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income.

     On July 25, 2002, we entered into an interest rate hedge transaction with a third-party financial institution to manage and mitigate interest rate risk exposure relative to our August 2002 debt financing. Under the agreement, we agreed to receive (pay) cash from (to) the counterparty based on the difference between 4.43% and the ten-year Treasury rate on August 23, 2002, assuming a $100.0 million notional amount with semi-annual interest payments over a ten-year maturity. We accounted for this transaction as a cash flow hedge. During August 2002 we paid approximately $1.5 million related to the termination of this agreement. This payment was recorded as a reduction to accumulated other comprehensive income in our consolidated balance sheet and is being amortized into earnings as additional interest expense, using the effective interest method, over the term of the 5.375% senior notes due 2012 as discussed in Note 8 below.

     On March 26, 2002, in anticipation of closing the Enserco acquisition discussed in Note 3, we entered into two foreign exchange contracts with a total notional value of Cdn. $115.9 million and maturity dates of April 29, 2002. Additionally, on April 9, 2002, we entered into a third foreign exchange contract with a notional value of Cdn. $50.0 million maturing April 29, 2002. The notional amounts of these contracts were used to fund the cash portion of the Enserco acquisition purchase price. The notional amounts of these contracts represented the amount of foreign currency purchased at maturity and did not represent our exposure under these contracts. Although such contracts served as an economic hedge against our foreign currency risk related to the cash portion of the acquisition cost, these contracts did not qualify for hedge accounting treatment under SFAS 133, as amended by SFAS 149. We recognized a gain on these foreign exchange contracts of approximately U.S. $1.8 million included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statement of income for the year ended December 31, 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

                                                          DECEMBER 31,
                                   ---------------------------------------------------------
                                               2004                          2003
                                   ---------------------------   ---------------------------
                                     CARRYING                      CARRYING
                                       VALUE       FAIR VALUE        VALUE       FAIR VALUE
                                   ------------   ------------   ------------   ------------
(IN THOUSANDS)
4.875% senior notes due
   August 2009                     $  223,764     $  232,058     $  223,499     $  234,585
5.375% senior notes due
   August 2012                        277,922(1)     292,454(1)     277,248(1)     290,813(1)
$700 million zero coupon
   senior exchangeable notes
   due June 2023                      700,000        668,581        700,000        643,651
$1.381 billion zero coupon
   convertible senior debentures
   due February 2021                  804,550        797,233        784,807        780,880
6.8% senior notes due
   April 2004                              --             --        295,267        299,681
Other long-term debt                       --             --          4,117          4,117
                                   ----------     ----------     ----------     ----------
                                   $2,006,236     $1,990,326     $2,284,938     $2,253,727
                                   ==========     ==========     ==========     ==========

(1) The amounts presented for the years ended December 31, 2004 and 2003 include $4.6 million and $4.2 million, respectively, related to the fair value of the interest rate swap executed on October 21, 2002.

     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

     We maintain an investment portfolio of marketable and non-marketable debt and equity securities that exposes us to price risk (Note 4). The marketable securities are carried at fair market value and include $867.8 million and $952.4 million in securities classified as available-for-sale as of December 31, 2004 and 2003, respectively. We had no securities classified as trading as of December 31, 2004.

8. DEBT

     Long-term debt consists of the following:

                                                      DECEMBER 31,
                                                -----------------------
                                                   2004         2003
                                                ----------   ----------
(IN THOUSANDS)
4.875% senior notes due August 2009 (1)         $  223,764   $  223,499
5.375% senior notes due August 2012 (1) (2)        277,922      277,248
$700 million zero coupon senior exchangeable
   notes due June 2023                             700,000      700,000
$1.381 billion zero coupon convertible senior
   debentures due February 2021 (1)                804,550      784,807
6.8% senior notes due April 2004                        --      295,267
Other long-term debt                                    --        4,117
                                                ----------   ----------
                                                 2,006,236    2,284,938
Less: current portion                              804,550      299,385
                                                ----------   ----------
                                                $1,201,686   $1,985,553
                                                ==========   ==========

(1) The carrying amount of our 4.875% and 5.375% senior notes, and our $1.381 billion zero coupon convertible senior debentures as of December 31, 2004, included in the table above, are net of unamortized discounts of approximately $1.2 million, $1.7 million and $395.7 million, respectively.

(2) The amounts presented for the years ended December 31, 2004 and 2003 include $4.6 million and $4.2 million, respectively, related to the fair value of the interest rate swap executed on October 21, 2002 (Note 7).

     As of December 31, 2004, the maturities of our long-term debt for each of the five years after 2004 and thereafter are as follows:

                 ASSUMING ZERO COUPON CONVERTIBLE
                          DEBENTURES ARE
                 --------------------------------
                    PAID AT      PAID AT FIRST
                   MATURITY         PUT DATE
                  ----------     -------------
(IN THOUSANDS)
2005              $       --       $       --
2006                      --          826,800(1)
2007                      --               --
2008                      --          700,000(2)
2009                 225,000          225,000
Thereafter         2,175,200(3)       275,000
                  ----------       ----------
                  $2,400,200       $2,026,800
                  ==========       ==========

(1) Represents our $1.381 billion zero coupon convertible senior debentures due 2021 which can be put to us on February 5, 2006. The principal amount of these debentures of $804.6 million is classified in current liabilities as of December 31, 2004. However, we do not expect these debentures to be converted for cash within the next 12 months based on the current market value of our common shares.

(2) Represents our $700 million zero coupon senior exchangeable notes due 2023 which can be put to us on June 15, 2008.

(3) Includes $1.2 billion of our zero coupon convertible senior debentures due 2021, $700 million of our zero coupon senior exchangeable notes due 2023, and $275 million of our senior notes due 2012.

4.875% SENIOR NOTES DUE AUGUST 2009 AND 5.375% SENIOR NOTES DUE AUGUST 2012

     On August 22, 2002, Nabors Holdings 1, ULC, one of our indirect, wholly-owned subsidiaries, issued $225 million aggregate principal amount of 4.875% senior notes due 2009 that are fully and unconditionally guaranteed by Nabors and Nabors Delaware. Concurrently with this offering by Nabors Holdings, Nabors Delaware issued $275 million aggregate principal amount of 5.375% senior notes due 2012, which are fully and unconditionally guaranteed by Nabors. Both issues of senior notes were resold by a placement agent to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on each issue of senior notes is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2003.

     Both issues are unsecured and are effectively junior in right of payment to any of their respective issuers' future secured debt. The senior notes will rank equally in right of payment with any of their respective issuers' future unsubordinated debt and will be senior in right of payment to any of such issuers' subordinated debt. The guarantees of Nabors Delaware and Nabors with respect to the senior notes issued by Nabors Holdings, and the guarantee of Nabors with respect to the senior notes issued by Nabors Delaware, are similarly unsecured and have a similar ranking to the series of senior notes so guaranteed.

     Subject to certain qualifications and limitations, the indentures governing the senior notes issued by Nabors Holdings and Nabors Delaware limit the ability of Nabors and its subsidiaries to incur liens and to enter into sale and lease-back transactions. In addition, such indentures limit the ability of Nabors, Nabors Delaware and Nabors Holdings to enter into mergers, consolidations or transfers of all or substantially all of such entity's assets unless the successor company assumes the obligations of such entity under the applicable indenture.

$700 MILLION ZERO COUPON SENIOR EXCHANGEABLE NOTES DUE JUNE 2023

     On June 10, 2003, Nabors Delaware, our wholly-owned subsidiary, completed a private placement of $700 million aggregate principal amount of zero coupon senior exchangeable notes due 2023 that are fully and unconditionally guaranteed by us. The notes were reoffered by the initial purchaser of the notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended, and outside the United States in accordance with Regulation S under the Securities Act. Nabors and Nabors Delaware filed a registration statement on Form S-3 pursuant to the Securities Act with respect to the notes on August 8, 2003. The notes do not bear interest, do not accrete and have a zero yield to maturity, unless Nabors Delaware becomes obligated to pay contingent interest as defined in the related note indenture.

     We used a portion of the net proceeds from the issuance of the notes to redeem the remaining outstanding principal amount of Nabors Delaware's $825 million zero coupon convertible senior debentures due 2020 on June 20, 2003 and our associated guarantees (see discussion below under the caption "Other Debt Transactions"). The remainder of the proceeds of the notes were invested in cash and marketable securities.

     The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware's future secured debt. The notes will rank equally with any of Nabors Delaware's other existing and future unsecured and unsubordinated debt and will be senior in right of payment to any of Nabors Delaware's subordinated debt. The guarantee of Nabors will be similarly unsecured and have a similar ranking to the notes so guaranteed. Holders of the notes have the right to require Nabors Delaware to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any, on June 15, 2008, June 15, 2013 and June 15, 2018 or upon a fundamental change as described in the related note indenture.

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

     The notes are exchangeable at the option of the holders into the equivalent value of 14.2653 common shares of Nabors per $1,000 principal amount of notes (subject to adjustment for certain events) if any of the following circumstances occur: (1) if in any calendar quarter beginning after the quarter ending September 30, 2003, the closing sale price per share of Nabors' common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120%, or with respect to all calendar quarters beginning on or after July 1, 2008, 110%, of the applicable exchange price per share of the Nabors' common shares on such last trading day (the initial exchange price per share is $70.10 and is subject to adjustment for certain events detailed in the note indenture; 120% of this initial price per share is $84.12 and 110% of this initial price per share is $77.11), (2) subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such ten trading day period was less than 95% of the product of the closing sale price of Nabors' common shares and the exchange rate of such note, (3) if Nabors Delaware calls the notes for redemption, or (4) upon the occurrence of specified corporate transactions described in the note indenture. See the discussion below related to the method of settlement required upon exchange of these notes. The $700 million notes can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018, for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any.

     In October 2004 we executed a supplemental indenture relating to our $700 million zero coupon senior exchangeable notes providing that upon an exchange of these notes, we will in all circumstances, except when we are in default under the indenture, elect to pay holders of these debt instruments, in lieu of common shares, cash up to the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indenture. Additionally, the supplemental indenture provides that if the instruments are put to us at various dates commencing June 15, 2008, we will in all circumstances elect to pay holders of these debt instruments cash upon such repurchase.

     In November 2004, we commenced an offer to exchange Series B of our $700 million zero coupon senior exchangeable notes due 2023 for our existing $700 million zero coupon senior exchangeable notes. This exchange of shares removed the obligation under these notes where we would be required to issue shares upon conversion when we are in default under the indenture related to the notes. Series B of our $700 million zero coupon senior exchangeable notes have substantially similar terms to our existing $700 million zero coupon senior exchangeable notes as supplemented, except that, in addition to the elimination of the default language discussed above, the Series B exchanged notes contain additional anti-dilution protection for cash dividends and tender or exchange offers for our common shares at above-market prices, and provide for payment of a make-whole premium in certain circumstances upon exchange in connection with certain fundamental changes involving Nabors. The exchange offer expired on December 10, 2004 and as a result of the exchange offer and subsequent exchanges, as of December 31, 2004, an aggregate principal amount of $697.8 million of Series B of our $700 million zero coupon senior exchangeable notes had been issued to those holders of the original series of $700 million zero coupon senior exchangeable notes, leaving $2.2 million of the original series of notes outstanding as of December 31, 2004.

$1.381 BILLION ZERO COUPON CONVERTIBLE SENIOR DEBENTURES DUE FEBRUARY 2021

     Our $1.381 billion zero coupon convertible senior debentures due 2021 can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016, for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. The original issue price of these debentures was $608.41 per $1,000 principal amount at maturity. The yield to maturity is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder's option, the $1.381 billion debentures can be converted, at any time prior to maturity or their earlier redemption, into the equivalent value of
7.0745 common shares per $1,000 principal amount at maturity. The conversion rate is subject to adjustment under formulae set forth in the indenture in certain events, including: (1) the issuance of Nabors common shares as a dividend or distribution of common shares; (2) certain subdivisions and combinations of the common shares; (3) the issuance to all holders of common shares of certain rights or warrants to purchase common shares; (4) the distribution of common shares, other than Nabors common shares to Nabors' shareholders, or evidences of Nabors' indebtedness or of assets; and (5) distribution consisting of cash, excluding any quarterly cash dividend on the common shares to the extent that the aggregate cash dividend per common share in any quarter does not exceed certain amounts. See the discussion below related to the method of settlement required upon conversion of these debentures. We cannot redeem the $1.381 billion debentures before February 5, 2006, after which time we may redeem all or a portion of the debentures for cash at any time at their accreted value.

     In October 2004 we executed a supplemental indenture (similar to the supplemental indenture for our $700 million zero coupon senior exchangeable notes discussed above) relating to our $1.381 billion zero coupon convertible senior debentures providing that upon a conversion of these convertible debt instruments, we will in all circumstances, except when we are in default under the indenture, elect to pay holders of these debt instruments, in lieu of common shares, cash up to the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indenture. Additionally, the supplemental indenture provides that if the instruments are put to us at various dates commencing February 5, 2006, we will in all circumstances elect to pay holders of these debt instruments cash upon such repurchase.

     As our $1.381 billion zero coupon convertible senior debentures can be converted at any time resulting in our payment of cash, the outstanding principal amount of these debentures of $804.6 million is included in current liabilities in our balance sheet as of December 31, 2004. These debentures previously would have been classified in current liabilities beginning in the first quarter of 2005 as a result of the holders having the option to put the debentures to us on February 5, 2006. If the $1.381 billion debentures were converted, our cash obligation would be an amount equal to the lesser of 8.5 million multiplied by the sale price of our common shares on the trading day immediately prior to the related conversion date or the principal amount of the debentures on the date of conversion. If these debentures had been converted on December 31, 2004, we would have been required to pay cash totaling approximately $435.0 million to the holders of the debentures (based on the closing price for our common shares on December 30, 2004 of $51.18).

6.8% SENIOR NOTES DUE APRIL 2004

     On April 15, 2004, we made a payment of $305.3 million upon maturity of our 6.8% senior notes, representing principal of $295.3 million and accrued interest of $10.0 million. These senior notes were included in our consolidated balance sheet as current portion of long-term debt as of December 31, 2003.

OTHER DEBT TRANSACTIONS

     On June 20, 2003, we redeemed the remaining outstanding principal amount of Nabors Delaware's $825 million zero coupon convertible senior debentures due 2020 and our associated guarantees. The redemption price was $655.50 per $1,000 principal amount of the debentures for an aggregate redemption price paid of approximately $494.9 million. The redemption of the debentures did not result in any gain or loss as the debentures were redeemed at prices equal to their carrying value on June 20, 2003.

     On April 1, 2003, we redeemed our 8.625% senior subordinated notes due April 2008 and all associated guarantees at a redemption price of $1,043.13 per $1,000 principal amount of the notes together with accrued and unpaid interest to the date of redemption. The aggregate redemption price was $45.2 million and resulted in the recognition of a pretax loss of approximately $.9 million, resulting from the redemption of the notes at prices higher than their carrying value on April 1, 2003. This loss was recorded in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income during 2003.

     During 2002 we purchased $.6 million face value of our 8.625% senior subordinated notes due April 2008 in the open market at a price of 108%. In addition, we purchased $4.7 million face value of our 6.8% senior notes due April 2004 in the open market at a price of 104%. Upon settlement of these transactions, we paid $5.7 million and recognized a pretax loss of approximately $.2 million, resulting from the repurchases of these notes at prices higher than their carrying value. Additionally, we repaid Cdn. $12.9 million (U.S. $8.3 million) and Cdn. $22.3 million (U.S. $14.3 million) of the debt assumed in the Ryan and Enserco acquisitions, respectively. We also made a $2.5 million scheduled principal payment relating to certain of our medium-term notes.

SHORT-TERM BORROWINGS

     We have three letter of credit facilities with various banks as of December 31, 2004. We did not have any short-term borrowings outstanding at December 31, 2004 and 2003. Availability and borrowings under our credit facilities are as follows:

                                    DECEMBER 31,
                                -------------------
                                  2004       2003
                                --------   --------
(IN THOUSANDS)
Credit available                $110,000   $ 96,825
Letters of credit outstanding    (77,876)   (56,288)
                                --------   --------
Remaining availability          $ 32,124   $ 40,537
                                ========   ========

9. INCOME TAXES

     Income (loss) before income taxes was comprised of the following:

                                     YEAR ENDED DECEMBER 31,
                                --------------------------------
                                  2004        2003       2002
                                --------   ---------   ---------
(IN THOUSANDS)
United States                   $ 25,709   $(160,130)  $ (19,622)
Foreign                          310,129     334,753     160,396
                                --------   ---------   ---------
   Income before income taxes   $335,838   $ 174,623   $ 140,774
                                ========   =========   =========

     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. We are a Bermuda-exempt company. Bermuda does not impose corporate income taxes. Our U.S. subsidiaries are subject to a U.S. federal tax rate of 35%.

     Income tax expense (benefit) consisted of the following:

                                   YEAR ENDED DECEMBER 31,
                                -----------------------------
                                  2004       2003       2002
                                --------   --------   -------
(IN THOUSANDS)
Current:
   U.S. federal                 $  4,955   $  9,085   $ 4,458
   Foreign                        15,868       (680)    5,113
   State                              44         89       614
                                --------   --------   -------
                                  20,867      8,494    10,185
                                --------   --------   -------
Deferred:
   U.S. federal                  (20,300)   (53,121)    4,669
   Foreign                        32,471     29,051     2,274
   State                             343     (2,029)    2,157
                                --------   --------   -------
                                  12,514    (26,099)    9,100
                                --------   --------   -------
Income tax expense (benefit)    $ 33,381   $(17,605)  $19,285
                                ========   ========   =======

     Nabors is not subject to tax in Bermuda. A reconciliation of the differences between taxes on income before income taxes computed at the appropriate statutory rate and our reported provision for income taxes follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                    2004      2003        2002
                                                  -------   --------    -------
(IN THOUSANDS)
Income tax provision at statutory rate (Bermuda
   rate of 0%)                                    $    --   $     --    $    --
Taxes (benefit) on U.S. and foreign earnings
   (losses) at greater than the Bermuda rate       32,528    (17,281)    10,944
Increase in valuation allowance                     2,805      5,163      6,540
Effect of change in tax rate (Canada)              (2,204)    (4,226)        --
State income taxes (benefit)                          252     (1,261)     1,801
                                                  -------   --------    -------
Income tax (benefit) expense                      $33,381   $(17,605)   $19,285
                                                  =======   ========    =======
Effective tax (benefit) rate                           10%       (10)%       14%
                                                  =======   ========    =======

     In 2002, 2003 and 2004 we provided a valuation allowance against net operating loss (NOL) carryforwards in various foreign tax jurisdictions based on our consideration of existing temporary differences and expected future earnings levels in those jurisdictions. Our effective tax rate for 2004 was positively impacted by the release of certain tax reserves, which were determined to no longer be necessary, resulting in a reduction in deferred income tax expense (non-cash) totaling approximately $16.0 million ($.10 per diluted share).

     The significant components of our deferred tax assets and liabilities were as follows:

                                                        DECEMBER 31,
                                                   ---------------------
                                                      2004        2003
                                                   ---------   ---------
(IN THOUSANDS)
Deferred tax assets:
   Net operating loss carryforwards                $ 326,176   $ 239,291
   Tax credit carryforwards                            5,969       5,796
   Accrued expenses not currently deductible for
      tax and other                                   30,233      36,194
Less: Valuation allowance                            (14,508)    (11,703)
                                                   ---------   ---------
   Deferred tax assets, net of valuation
      allowance                                      347,870     269,578
                                                   ---------   ---------
Deferred tax liabilities:
   Depreciation and depletion for tax in excess
      of book expense                               (668,731)   (594,589)
   Tax deductible items not expensed for book
      purposes                                       (24,143)     (8,457)
   Unrealized gain on marketable securities             (917)     (2,914)
                                                   ---------   ---------
      Total deferred tax liabilities                (693,791)   (605,960)
                                                   ---------   ---------
      Net deferred tax liabilities                  (345,921)   (336,382)
      Less: net current asset portion                 39,599      36,442
            net long-term asset portion                  357          --
                                                   ---------   ---------
      Net long-term deferred tax liability         $(385,877)  $(372,824)
                                                   =========   =========

     For U.S. federal income tax purposes, we have NOL carryforwards of approximately $841.9 million that, if not utilized, will expire at various times from 2009 to 2024. The NOL carryforwards for alternative minimum tax purposes are approximately $728.3 million. There are alternative minimum tax credit carryforwards of $5.4 million available to offset future regular tax liabilities. Additionally, we have foreign NOL carryforwards of approximately $51.7 million that, if not utilized, will expire at various times from 2005 to 2014.

     The NOL carryforwards subject to expiration expire as follows:

(IN THOUSANDS)                          U.S.
Year ended December 31,     TOTAL     FEDERAL   FOREIGN
-----------------------   --------   --------   -------
2005                      $  3,463   $     --   $ 3,463
2006                        11,540         --    11,540
2007                         7,394         --     7,394
2008                        12,149         --    12,149
2009                        10,231        779     9,452
2010                         1,641        482     1,159
2011                        12,596     11,598       998
2013                         5,115         --     5,115
2014                           458         --       458
2017                        38,751     38,751        --
2018                        23,119     23,119        --
2019                           737        737        --
2020                           737        737        --
2021                           738        738        --
2022                       225,842    225,842        --
2023                       371,600    371,600        --
2024                       167,476    167,476        --
                          --------   --------   -------
Total                     $893,587   $841,859   $51,728
                          ========   ========   =======

     In addition, for state income tax purposes, we have net operating loss carryforwards of approximately $486.6 million that, if not utilized, will expire at various times from 2005 to 2024 and foreign NOL carryforwards that are not subject to expiration totaling $52.4 million.

     Under U.S. federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to Nabors and our subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, although we believe substantial loss carryforwards are available to us, no assurance can be given concerning such loss carryforwards, or whether or not such loss carryforwards will be available in the future.

10. COMMON SHARES AND STOCK OPTIONS

COMMON SHARES

     During 2004, 2003 and 2002, our employees exercised options to acquire 3,045,000, 1,234,000 and 806,000 of our common shares, respectively.

     During 2003 warrants issued in conjunction with our acquisitions of Enserco (April 2002) and New Prospect Drilling Company (May 1998) were exercised resulting in the issuance of 49,000 and 200,000 of our common shares, respectively.

     In conjunction with our acquisition of Ryan in October 2002 and our acquisition of Enserco in April 2002, we issued 380,264 and 3,549,082 exchangeable shares of Nabors Exchangeco, respectively, of which 219,493 and 2,638,526 exchangeable shares were immediately exchanged for our common shares, respectively. Subsequent to these acquisitions, during 2002, 2003 and 2004, respectively, an additional 484,756, 208,315 and 159,869 exchangeable shares were exchanged for our common shares leaving a total of 218,387 exchangeable shares outstanding as of December 31, 2004.

     The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis. The exchangeable shares are included in capital in excess of par value.

     During 2002 warrants issued in conjunction with our acquisition of Bayard Drilling Technologies, Inc. (April 1999) were exercised, resulting in the issuance of 18,000 of our common shares.

     As a result of our corporate reorganization on June 24, 2002, the authorized share capital of Nabors consists of 400 million common shares, par value $.001 per share, and 25 million preferred shares, par value $.001 per share. Common shares issued were 149,860,747 and 146,656,432 at $.001 par value as of December 31, 2004 and 2003, respectively, compared to 144,368,390 at $.10 par value immediately preceding the reorganization. The decrease in par value of common stock from $.10 to $.001 was recorded as an increase to capital in excess of par value and a decrease in common shares in our Consolidated Financial Statements. In conjunction with the reorganization, 6.8 million shares of outstanding treasury stock were retired, as Bermuda law does not recognize the concept of treasury stock. The effect of this retirement reduced common shares by $.7 million, capital in excess of par value by $59.2 million and retained earnings by $192.9 million.

     On July 23, 2002, we entered into a private transaction with a counterparty in which we sold 1.0 million European-style put options for $2.6 million with a maturity date of October 23, 2002. Under the arrangement, if the price of our common shares was less than $26.5698 on the maturity date, the counterparty could have exercised the put option resulting in, at our option (1) our purchase of 1.0 million of our common shares at a price of $26.5698 per share or (2) our payment, in cash or Nabors common shares, of an amount equal to the difference between $26.5698 and our share price on October 23, 2002 multiplied by 1.0 million. These put options expired on October 23, 2002 and we retained the $2.6 million in proceeds, which was recorded as an increase in capital in excess of par value in our consolidated balance sheet.

     On July 17, 2002, the Board of Directors of Nabors authorized the continuation of the share repurchase program that had begun under Nabors Delaware, and provided that the amount of Nabors common shares authorized for purchase by Nabors going forward be increased to $400 million. Under the Nabors Delaware program, Nabors Delaware had acquired an aggregate of approximately $248.0 million of Nabors Delaware common stock, or 6.2 million shares, during 2001. During 2002 Nabors also acquired, through a subsidiary, 91,000 of its common shares in the open market for $27.30 per share for an aggregate price of $2.5 million. Immediately thereafter these shares were transferred to Nabors.

Pursuant to Bermuda law, any shares, when purchased, will be treated as cancelled. Therefore, a repurchase of shares will not have the effect of reducing the amount of Nabors' authorized share capital.

STOCK OPTION PLANS

     As of December 31, 2004, we have several stock option plans under which options to purchase Nabors common shares may be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives, options granted under the plans are subject to accelerated vesting related to targeted common share prices, or may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 7.4 million and 8.1 million Nabors common shares remained available for grant as of December 31, 2004 and 2003, respectively.

     A summary of stock option transactions is as follows:

                                                       WEIGHTED
                                                        AVERAGE
                                                       EXERCISE
                                              SHARES     PRICE
                                              ------   --------
(IN THOUSANDS, EXCEPT EXERCISE PRICE)

Options outstanding as of December 31, 2001   19,257    $27.21
   Granted                                     5,495     27.35
   Exercised                                    (806)    12.68
   Forfeited                                    (277)    33.81
                                              ------    ------
Options outstanding as of December 31, 2002   23,669    $27.66
   Granted                                     2,969     38.68
   Exercised                                  (1,234)    16.48
   Forfeited                                    (450)    41.45
                                              ------    ------
Options outstanding as of December 31, 2003   24,954    $29.27
   Granted                                     3,430     45.92
   Exercised                                  (3,045)    23.40
   Forfeited                                    (313)    41.05
                                              ------    ------
Options outstanding as of December 31, 2004   25,026    $32.12
                                              ======    ======

     Of the options outstanding, 19.0 million, 20.7 million and 20.6 million were exercisable at weighted average exercise prices of $29.05, $27.65 and $27.13, as of December 31, 2004, 2003 and 2002, respectively. The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $12.93, $14.29 and $10.69, respectively.

     A summary of stock options outstanding as of December 31, 2004 is as follows:

                                                  OPTIONS OUTSTANDING
                                         ------------------------------------
                                                         WEIGHTED
                                                         AVERAGE     WEIGHTED
                                                        REMAINING     AVERAGE
                                            NUMBER     CONTRACTUAL   EXERCISE
                                         OUTSTANDING       LIFE        PRICE
                                         -----------   -----------   --------
(IN THOUSANDS, EXCEPT CONTRACTUAL LIFE
AND EXERCISE PRICE)

Range of exercise prices:
   $ 7.00   -   $10.50                           8         1.5        $ 7.33
    11.50   -    17.25                       5,863         2.8         12.49
    18.94   -    28.41                       6,727         6.2         26.17
    28.44   -    42.66                       3,006         7.9         38.38
    42.94   -    64.41                       9,422         5.8         46.62
                                            ------         ---        ------
                                            25,026         5.5        $32.12
                                            ======         ===        ======

     A summary of stock options exercisable as of December 31, 2004 is as follows:

                                   OPTIONS EXERCISABLE
                                 ----------------------
                                               WEIGHTED
                                                AVERAGE
                                    NUMBER     EXERCISE
                                 EXERCISABLE     PRICE
                                 -----------   --------
(IN THOUSANDS, EXCEPT
EXERCISE PRICE)

Range of exercise prices:
  $ 7.00    -   $10.50                   8      $ 7.33
   11.50    -    17.25               5,863       12.49
   18.94    -    28.41               6,141       26.09
   28.44    -    42.66               1,011       38.31
   42.94    -    64.41               5,981       46.80
                                    ------      ------
                                    19,004      $29.05
                                    ======      ======

11. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

PENSION PLANS

     In conjunction with our acquisition of Pool Energy Services Co. in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan. Benefits under the plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998.

     Summarized information on the Pool pension plan is as follows:

                                                     PENSION BENEFITS
                                                    -----------------
                                                      2004      2003
                                                    -------   -------
(IN THOUSANDS)

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year             $15,401   $13,631
Interest cost                                           909       891
Actuarial (loss) gain                                   (49)    1,417
Benefit payments                                       (511)     (538)
                                                    -------   -------
Benefit obligation at end of year                    15,750    15,401
                                                    =======   =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year        9,686     8,835
Actual return on plan assets                            633     1,389
Employer contribution                                 1,304        --
Benefit payments                                       (511)     (538)
                                                    -------   -------
Fair value of plan assets at end of year             11,112     9,686
                                                    =======   =======
FUNDED STATUS:
Funded status at end of year                         (4,638)   (5,715)
Unrecognized net actuarial loss                       3,713     3,942
                                                    -------   -------
Net liability recognized                            $  (925)  $(1,773)
                                                    =======   =======
AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE
   SHEETS:
Accrued benefit liability                             4,638     5,715
Accumulated other comprehensive income                2,419     2,815

COMPONENTS OF NET PERIODIC BENEFIT COST:
Interest cost                                       $   909   $   891
Expected return on plan assets                         (647)     (563)
Recognized net actuarial loss                           195       198
                                                    -------   -------
Net periodic benefit cost                           $   457   $   526
                                                    =======   =======
ADDITIONAL INFORMATION:
Increase in minimum pension liability included in
   other comprehensive income                       $   227   $   610
                                                    -------   -------
WEIGHTED AVERAGE ASSUMPTIONS:
Weighted average discount rate                         6.00%     6.00%
Expected long-term rate of return on plan assets       6.50%     6.50%
                                                    -------   -------

     We analyze the historical performance of investments in equity and debt securities, together with current market factors such as inflation and interest rates to help us make assumptions necessary to estimate a long-term rate of return on plan assets. Once this estimate is made, we review the portfolio of plan assets and make adjustments thereto that we believe are necessary to reflect a diversified blend of investments in equity and debt securities that is capable of achieving the estimated long-term rate of return without assuming an unreasonable level of investment risk.

     The measurement date used to determine pension measurements for the plan is December 31.

     Our weighted-average asset allocations as of December 31, 2004 and 2003, by asset category are as follows:

                    PENSION BENEFITS
                    ----------------
                       2004   2003
                       ----   ----
(IN THOUSANDS)

Equity securities       57%    56%
Debt securities         42%    43%
Other                    1%     1%
                       ---    ---
Total                  100%   100%
                       ===    ===

     We invest plan assets based on a total return on investment approach, pursuant to which the plan assets include a diversified blend of investments in equity and debt securities toward a goal of maximizing the long-term rate of return without assuming an unreasonable level of investment risk. We determine the level of risk based on an analysis of plan liabilities, the extent to which the value of the plan assets satisfies the plan liabilities and our financial condition. Our investment policy includes target allocations approximating 55% investment in equity securities and 45% investment in debt securities. The equity portion of the plan assets represents growth and value stocks of small, medium and large companies. We measure and monitor the investment risk of the plan assets both on a quarterly basis and annually when we assess plan liabilities.

     We expect to contribute approximately $1.0 million to the Pool pension plan in 2005. This is based on the sum of (1) the minimum contribution for the 2004 plan year that will be made in 2005 and (2) the estimated minimum required quarterly contributions for the 2005 plan year. We made contributions to the Pool pension plan in 2004 totaling $1.3 million. There were no contributions made to the Pool pension plan in 2003.

     As of December 31, 2004, we expect that benefits to be paid in each of the next five fiscal years after 2004 and in the aggregate for the five fiscal years thereafter will be as follows:

(IN THOUSANDS)
2005             $  405
2006                442
2007                503
2008                559
2009                609
2010 - 2014       4,052

     Certain of Nabors' employees are covered by defined contribution plans. Our contributions to the plans are based on employee contributions and totaled $14.8 million and $13.1 million for the years ended December 31, 2004 and 2003, respectively. Nabors does not provide postemployment benefits to its employees.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Prior to the date of our acquisition, Pool provided certain postretirement healthcare and life insurance benefits to eligible retirees who had attained specific age and years of service requirements. Nabors terminated this plan at the date of acquisition (November 24, 1999). A liability of approximately $.5 million is recorded in our consolidated balance sheets as of December 31, 2004 and 2003 to cover the estimated costs of beneficiaries covered by the plan at the date of acquisition.

12. RELATED PARTY TRANSACTIONS

     Pursuant to his employment agreement entered into in October 1996, we provided an unsecured, non-interest bearing loan of approximately $2.9 million to Nabors' Deputy Chairman, President and Chief Operating Officer. This loan is due on September 30, 2006.

     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $13.2 million related to these policies. The cash surrender value of these policies of approximately $11.8 million and $11.4 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2004 and 2003, respectively.

     In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our Alaskan and Saudi Arabian unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $63.2 million, $51.3 million and $46.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Expenses from business transactions with these affiliated entities totaled $3.3 million, $3.3 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, we had accounts receivable from these affiliated entities of $20.7 million and $20.9 million as of December 31, 2004 and 2003, respectively. We had accounts payable to these affiliated entities of $1.8 million and $.5 million as of December 31, 2004 and 2003, respectively, and a note payable with one of these affiliated entities of $4.1 million and $4.3 million as of December 31, 2004 and 2003, respectively, which is included in other long-term liabilities.

     Additionally, we own certain marine vessels that are chartered under a bareboat charter arrangement to Sea Mar Management LLC, an entity in which we own a 25% interest. Under the requirements of FIN 46R this entity was consolidated by Nabors beginning in 2004. Revenues from business transactions with Sea Mar totaled $29.5 million and $18.0 million for the years ended December 31, 2003 and 2002, respectively. Expenses from business transactions with Sea Mar totaled $47.9 million and $28.1 million for the years ended December 31, 2003 and 2002, respectively. Accounts receivable from and accounts payable to Sea Mar as of December 31, 2003 totaled $3.0 million and $3.2 million, respectively.

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2004, are as follows:

(IN THOUSANDS)
2005             $11,462
2006               7,575
2007               6,102
2008               1,345
2009               1,230
Thereafter         1,311
                 -------
                 $29,025
                 =======

     The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $19.2 million, $22.4 million and $21.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

EMPLOYMENT CONTRACTS

     We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2004 are as follows:

(IN THOUSANDS)
2005                  $2,440
2006                   2,225
2007                   2,225
2008                   1,669
2009 and thereafter       --
                      ------
                      $8,559
                      ======

CONTINGENCIES

     SELF-INSURANCE ACCRUALS We are self-insured for certain losses relating to workers' compensation, employers' liability, general liability, automobile liability and property damage. Effective April 1, 2004, with our insurance renewal, certain changes have been made to our insurance coverage. Effective for the period from April 1, 2004 to March 31, 2005, our exposure (that is, our deductible) per occurrence is $1.0 million for workers' compensation, employers' liability and marine employers' liability (Jones Act). In addition, we assume an excess, aggregate deductible for domestic workers' compensation claims. Through this additional deductible, we assume the first $2.4 million in losses above the deductible for domestic workers' compensation claims. This additional deductible is exhausted when the excess loss above the $1.0 million reaches $2.4 million in the annual aggregate. We continue to assume a $5.0 million deductible for general liability losses. Our self-insurance for automobile liability loss is $0.5 million per occurrence. We maintain actuarially-determined accruals in our consolidated balance sheets to cover the self-insurance retentions.

     We are self-insured for certain other losses relating to rig, equipment, property, business interruption and political, war and terrorism risks. Effective April 1, 2004, our per occurrence self-insurance retentions are $10.0 million for rig physical damage and business interruption for 29 specific high-value rigs. The remainder of our Alaska and offshore fleet is subject to a $5.0 million self-insurance retention. All other land rigs are subject to a $1.0 million deductible.

     Political risk insurance is procured for select operations in South America, Africa, the Middle East and Asia. Losses are subject to a $0.25 million deductible, except for Colombia, which is subject to a $1.5 million deductible. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.

     As of December 31, 2004 and 2003, our self-insurance accruals totaled $98.1 million and $106.2 million, respectively, and our related insurance recoveries/receivables were $14.3 million and $31.8 million, respectively.

LITIGATION

     Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of their business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

GUARANTEES

     We enter into various agreements and obligations providing financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program, other financial surety instruments such as bonds, and guarantees of residual value in certain of our operating lease agreements. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2002, which is based on future operating results of that business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                MAXIMUM AMOUNT
                                 --------------------------------------------
                                   2005    2006   2007   THEREAFTER    TOTAL
                                 -------   ----   ----   ----------   -------
(IN THOUSANDS)
Financial standby letters of
   credit and other financial
   surety instruments            $81,067   $ --    $--      $302      $81,369
Guarantee of residual value in
   lease agreements                  684     65     --        --          749
Contingent consideration in
   acquisition                     2,000    500     --        --        2,500
                                 -------   ----    ---      ----      -------
Total                            $83,751   $565    $--      $302      $84,618
                                 =======   ====    ===      ====      =======

14.  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 2004       2003       2002
                                               --------   --------   --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (numerator):
   Net income - basic                          $302,457   $192,228   $121,489
   Add interest expense on assumed
      conversion of our zero coupon
      senior convertible/exchangeable
      debentures/notes, net
      of tax:
      $825 million due 2020 (1)                      --      3,639         --
      $1.381 billion due 2021 (2)                12,438         --         --
      $700 million due 2023 (3)                      --         --         --
                                               --------   --------   --------
   Adjusted net income - diluted               $314,895   $195,867   $121,489
                                               ========   ========   ========

Earnings per share:
   Basic                                       $   2.03   $   1.31   $    .85
   Diluted                                     $   1.92   $   1.25   $    .81

Shares (denominator):
   Weighted average number of shares
      outstanding - basic (4)                   148,936    146,495    143,655
   Net effect of dilutive stock options
      and warrants based on the treasury
      stock method                                6,603      6,604      6,342
   Assumed conversion of our zero
      coupon senior convertible/exchangeable
      debentures/notes:
      $825 million due 2020 (1)                      --      3,798         --
      $1.381 billion due 2021 (2)                 8,491         --         --
      $700 million due 2023 (3)                      --         --         --
                                               --------   --------   --------
   Weighted average number of shares
      outstanding - diluted                     164,030    156,897    149,997
                                               ========   ========   ========

(1) Diluted earnings per share for the year ended December 31, 2003 reflects the assumed conversion of our $825 million zero coupon convertible senior debentures, as the conversion in that year would have been dilutive. For the year ended December 31, 2002, the weighted average number of shares outstanding-diluted excludes 8.1 million potentially dilutive shares issuable upon the conversion of our $825 million zero coupon convertible senior debentures because the inclusion of such shares would have been anti-dilutive, given the level of net income for that year. Net income for the year ended December 31, 2002 also excludes the related add-back of interest expense, net of tax, of $7.6 million for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted average number of shares outstanding-diluted had diluted earnings per share been at or above $.93 for the year ended December 31, 2002. We redeemed for cash the remaining outstanding principal amount of our $825 million zero coupon convertible senior debentures on June 20, 2003 and therefore these debentures did not impact the calculation of diluted earnings per share for the year ended December 31, 2004.

(2) For the years ended December 31, 2003 and 2002, the weighted average number of shares outstanding-diluted excludes 8.5 million potentially dilutive shares issuable upon the conversion of our $1.381 billion zero coupon convertible senior debentures because the inclusion of such shares would have been anti-dilutive, given the level of net income for those years. Net income for the years ended December 31, 2003 and 2002, excludes the related add-back of interest expense, net of tax, of $12.1 million and $11.8 million, respectively, for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted average number of shares outstanding-diluted had diluted earnings per share been at or above $1.43 and $1.39 for the years ended December 31, 2003 and 2002, respectively.

(3) Diluted earnings per share for the years ended December 31, 2004 and 2003, respectively, excludes approximately 10.0 million and 5.6 million potentially dilutive shares initially issuable upon the exchange of our $700 million zero coupon senior exchangeable notes due 2023. Such shares did not impact our calculation of diluted earnings per share for these years as we are required to pay cash up to the principal amount of any notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, if the price of our shares exceeded $70.10. These notes were issued in June 2003 and therefore did not impact the calculation of diluted earnings per share for the year ended December 31, 2002.

(4) Includes the following weighted average number of common shares of Nabors and weighted average number of exchangeable shares of Nabors Exchangeco, respectively: 148.7 million and .3 million shares for the year ended December 31, 2004; 146.0 million and .5 million shares for the year ended December 31, 2003; and 143.2 million and .4 million shares for the year ended December 31, 2002. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors' common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 6,951,237 shares in 2004, 8,354,070 shares in 2003, and 8,264,768 shares in 2002. In any period during which the average market price of Nabors' common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting.

15. SUPPLEMENTAL BALANCE SHEET, INCOME STATEMENT AND CASH FLOW INFORMATION

     Accounts receivable is net of an allowance for doubtful accounts of $11.0 million as of December 31, 2004 and 2003.

     Accrued liabilities include the following:

                                        DECEMBER 31,
                                    -------------------
(IN THOUSANDS)                        2004       2003
                                    --------   --------
Accrued compensation                $ 67,648   $ 55,137
Deferred revenue                      25,304     26,611
Workers' compensation liabilities     28,994     30,180
Interest payable                      10,442     15,888
Other accrued liabilities             38,846     32,929
                                    --------   --------
                                    $171,234   $160,745
                                    ========   ========

     Investment income includes the following:

                                      YEAR ENDED DECEMBER 31,
                                    ---------------------------
                                      2004      2003      2002
                                    -------   -------   -------
(IN THOUSANDS)
Interest income                     $22,572   $27,238   $33,600
Gains on marketable and
   non-marketable securities, net    20,638     6,145     2,877
Dividend and other investment
   income                             6,854       430       484
                                    -------   -------   -------
                                    $50,064   $33,813   $36,961
                                    =======   =======   =======

     Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net includes the following:

                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
                                       2004      2003      2002
                                     -------   -------   -------
(IN THOUSANDS)
Losses (gains) on sales of long-
   lived assets                      $   874   $(2,476)  $(8,308)
Impairment charges                        --        --     3,738
Foreign currency transaction gains      (755)     (830)     (486)
Corporate reorganization expense          --        --     3,769
(Gains) losses on derivative
   instruments                        (2,363)    1,140     1,983
Loss on extinguishment of debt            --       908       202
Other                                 (2,385)    2,411    (1,731)
                                     -------   -------   -------
                                     $(4,629)  $ 1,153   $  (833)
                                     =======   =======   =======

     Supplemental cash flow information for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                         2004      2003       2002
                                                       -------   -------   ---------
(IN THOUSANDS)
Cash paid for income taxes                             $29,306   $16,542   $  22,831
Cash paid for interest, net of capitalized interest     27,899    41,033      22,653
Acquisitions of businesses:
   Fair value of assets acquired                            --        --     305,399
   Goodwill                                                 --        --     110,636
   Liabilities assumed or created                           --        --    (105,986)
   Common stock of acquired company previously owned        --        --        (282)
   Equity consideration issued                              --        --    (174,115)
                                                       -------   -------   ---------
   Cash paid for acquisitions of businesses                 --        --     135,652
   Cash acquired in acquisitions of businesses              --        --          --
                                                       -------   -------   ---------
   Cash paid for acquisitions of businesses, net       $    --   $    --   $ 135,652
                                                       =======   =======   =========

16. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                  YEAR ENDED DECEMBER 31, 2004
                                                         QUARTER ENDED
                                      ---------------------------------------------------
                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                      ---------   --------   -------------   ------------
(IN THOUSANDS, EXCEPT PER
SHARE AMOUNTS)
Operating revenues and
   Earnings from
   unconsolidated affiliates (1)       $596,803   $531,868      $585,360       $684,057
Net income                               71,717     46,348        75,626        108,766
Earnings per share: (2)
   Basic                               $    .48   $    .31      $    .51       $    .73
   Diluted                             $    .46   $    .30      $    .48       $    .68

                                                  YEAR ENDED DECEMBER 31, 2003
                                                         QUARTER ENDED
                                      ---------------------------------------------------
                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                      ---------   --------   -------------   ------------
(IN THOUSANDS, EXCEPT PER
SHARE AMOUNTS)
Operating revenues and
   Earnings from
   unconsolidated affiliates (3)       $455,740   $433,911      $475,979       $524,556
Net income                               48,057     29,019        50,281         64,871
Earnings per share: (2)
   Basic                               $    .33   $    .20      $    .34       $    .44
   Diluted                             $    .31   $    .19      $    .33       $    .42

(1) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $3.8 million, $1.2 million, $(.3) million and $(.6) million, respectively.

(2) Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(3) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $5.9 million, $1.4 million, $2.5 million and $.4 million, respectively.

17. SEGMENT INFORMATION

     As of December 31, 2004, we operate our business out of 13 operating segments. Our six Contract Drilling operating segments are engaged in drilling, workover and well-servicing operations, on land and offshore, and represent reportable segments. These operating segments consist of our Alaska, U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, U.S. Offshore, Canada and International business units. Our oil and gas operating segment, Ramshorn Investments, Inc., is engaged in the exploration for, development of and production of oil and gas and is included in our Oil and Gas reportable segment. Our Other Operating Segments, consisting of Canrig Drilling Technology Ltd., Epoch Well Services, Inc., Peak Oilfield Service Company, Peak USA Energy Services, Ltd., Ryan Energy Technologies, and Sea Mar, a division of Pool Well Services Co., are engaged in the manufacturing of top drives, manufacturing of drilling instrumentation systems, construction and logistics services, trucking and logistics services, manufacturing and marketing of directional drilling and rig instrumentation systems, directional drilling, rig instrumentation and data collection services, and marine transportation and supply services, respectively. These Other Operating Segments do not meet the criteria included in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for disclosure, individually or in the aggregate, as reportable segments.

     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 2). Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on adjusted income derived from operating activities.

     The following table sets forth financial information with respect to our reportable segments:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                     2004         2003         2002
                                                 -----------   ----------   ----------
(IN THOUSANDS)
Operating revenues and Earnings
   from unconsolidated affiliates:
   Contract Drilling:
      U.S. Lower 48 Land Drilling                $  748,999   $  476,258   $  374,659
      U.S. Land Well-servicing                      360,010      312,279      294,428
      U.S. Offshore                                 132,778      101,566      105,717
      Alaska                                         83,835      112,092      118,199
      Canada                                        426,675      322,303      141,497
      International                                 444,289      396,884      320,160
                                                 ----------   ----------   ----------
         Subtotal Contract Drilling (1)           2,196,586    1,721,382    1,354,660
   Oil and Gas                                       65,303       16,919        7,223
   Other Operating Segments (2)                     205,615      201,660      174,775
   Other reconciling items (3)                      (69,416)     (49,775)     (55,440)
                                                 ----------   ----------   ----------
         Total                                   $2,398,088   $1,890,186   $1,481,218
                                                 ==========   ==========   ==========
Depreciation and amortization, and
   depletion:
   Contract Drilling:
      U.S. Lower 48 Land Drilling                $   77,498   $   69,190   $   61,022
      U.S. Land Well-servicing                       21,940       22,163       19,600
      U.S. Offshore                                  21,650       19,794       20,491
      Alaska                                         11,954       11,969       12,000
      Canada                                         36,802       29,840       20,713
      International                                  62,776       53,374       37,521
                                                 ----------   ----------   ----------
         Subtotal Contract Drilling                 232,620      206,330      171,347
   Oil and Gas                                       45,460        8,599        7,700
   Other Operating Segments                          22,945       21,597       18,044
   Other reconciling items (3)                         (626)      (1,399)      (1,726)
                                                 ----------   ----------   ----------
         Total depreciation and amortization,
            and depletion                        $  300,399   $  235,127   $  195,365
                                                 ==========   ==========   ==========
Adjusted income (loss) derived from
   operating activities: (4)
   Contract Drilling:
      U.S. Lower 48 Land Drilling                $   93,573   $   16,800   $   23,415
      U.S. Land Well-servicing                       57,712       47,082       38,631
      U.S. Offshore                                  20,611        1,649       (1,397)
      Alaska                                         16,052       37,847       31,387
      Canada                                         91,421       59,856       17,413
      International                                  89,211       77,964       76,121
                                                 ----------   ----------   ----------
         Subtotal Contract Drilling                 368,580      241,198      185,570
   Oil and Gas                                       13,736        5,850       (1,058)
   Other Operating Segments (2)                      (5,333)       3,266       24,660
                                                 ----------   ----------   ----------
         Total segment adjusted income derived
            from operating activities               376,983      250,314      209,172
Other reconciling items (5)                         (47,331)     (37,611)     (39,124)
Interest expense                                    (48,507)     (70,740)     (67,068)
Investment income                                    50,064       33,813       36,961
Gains (losses) on sales of long-lived
   assets, impairment charges and other
   income (expense), net                              4,629       (1,153)         833
                                                 ----------   ----------   ----------
Income before income taxes                       $  335,838   $  174,623   $  140,774
                                                 ==========   ==========   ==========

                                            YEAR ENDED DECEMBER 31,
                                        ------------------------------
                                          2004       2003       2002
                                        --------   --------   --------
(IN THOUSANDS)
Capital expenditures and acquisitions
   of businesses:
   Contract Drilling:
      U.S Lower 48 Land Drilling        $155,612   $ 71,252   $  7,488
      U.S. Land Well-servicing            35,335     25,052     35,901
      U.S. Offshore                       46,622     48,365     32,585
      Alaska                               4,293      3,940     21,018
      Canada                              76,635     29,690    370,500
      International                      161,115    116,667    194,739
                                        --------   --------   --------
         Subtotal Contract Drilling      479,612    294,966    662,231
   Oil and Gas                            55,303     53,716      9,733
   Other Operating Segments               13,824      4,226     32,076
   Other reconciling items (5)            (4,310)       230     (1,197)
                                        --------   --------   --------
      Total capital expenditures        $544,429   $353,138   $702,843
                                        ========   ========   ========

                                                  DECEMBER 31,
                                      ------------------------------------
                                         2004         2003         2002
                                      ----------   ----------   ----------
(IN THOUSANDS)
Total assets:
   Contract Drilling: (6)
      U.S. Lower 48 Land Drilling     $1,119,280   $  987,903   $  972,495
      U.S. Land Well-servicing           274,734      246,312      237,594
      U.S. Offshore                      409,687      386,196      368,267
      Alaska                             204,614      218,222      215,706
      Canada                             945,226      767,400      565,458
      International                    1,121,749    1,001,058      883,255
                                      ----------   ----------   ----------
         Subtotal Contract Drilling    4,075,290    3,607,091    3,242,775
   Oil and Gas                            93,169       67,898       23,517
   Other Operating Segments (7)          321,979      337,622      343,365
   Other reconciling items (5)         1,372,171    1,590,081    1,454,215
                                      ----------   ----------   ----------
      Total assets                    $5,862,609   $5,602,692   $5,063,872
                                      ==========   ==========   ==========

(1) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.6 million, $2.8 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $2.5 million, $7.4 million and $10.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)  Represents the elimination of inter-segment transactions.

(4) Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(5) Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(6) Includes $35.2 million, $26.5 million and $25.3 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2004, 2003 and 2002, respectively.

(7) Includes $31.9 million, $31.6 million and $33.3 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2004, 2003 and 2002, respectively.

     The following table sets forth financial information with respect to Nabors' operations by geographic area:

                                              YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                          2004         2003         2002
                                       ----------   ----------   ----------
(IN THOUSANDS)
Operating revenues and Earnings from
   unconsolidated affiliates:
   United States                       $1,505,082   $1,152,272   $1,012,503
   Foreign                                893,006      737,914      468,715
                                       ----------   ----------   ----------
                                       $2,398,088   $1,890,186   $1,481,218
                                       ==========   ==========   ==========

Property, plant and equipment, net:
   United States                       $1,854,674   $1,823,281   $1,759,199
   Foreign                              1,420,821    1,167,511    1,041,868
                                       ----------   ----------   ----------
                                       $3,275,495   $2,990,792   $2,801,067
                                       ==========   ==========   ==========
Goodwill, net:
   United States                       $  155,656   $  157,873   $  165,609
   Foreign                                171,569      157,754      120,753
                                       ----------   ----------   ----------
                                       $  327,225   $  315,627   $  286,362
                                       ==========   ==========   ==========

18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 31, 2004 and 2003, statements of income and cash flows for each of the three years in the period ended December 31, 2004 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                      DECEMBER 31, 2004
                                      ---------------------------------------------------------------------------------
                                                      NABORS                    OTHER
                                        NABORS       DELAWARE     NABORS    SUBSIDIARIES
                                       (PARENT/      (ISSUER/    HOLDINGS       (NON-      CONSOLIDATING   CONSOLIDATED
                                      GUARANTOR)   GUARANTOR)    (ISSUER)   GUARANTORS)     ADJUSTMENTS        TOTAL
                                      ----------   -----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents          $   67,584   $       --    $     18    $  317,107     $        --     $  384,709
   Marketable securities                 376,393           --          --        51,949              --        428,342
   Accounts receivable, net                   --           --          --       540,103              --        540,103
   Inventory                                  --           --          --        28,653              --         28,653
   Deferred income taxes                      --           --          --        39,599              --         39,599
   Non-marketable securities              45,000           --          --        42,500              --         87,500
   Other current assets                    3,952        4,031         376        63,709              --         72,068
                                      ----------   ----------    --------    ----------     -----------     ----------
      Total current assets               492,929        4,031         394     1,083,620              --      1,580,974

Marketable securities                    388,380           --          --        51,082              --        439,462
Property, plant and
   equipment, net                             --           --          --     3,275,495              --      3,275,495
Goodwill, net                                 --           --          --       327,225              --        327,225
Intercompany receivables                 488,101      806,293          --           522      (1,294,916)            --
Investments in affiliates              1,561,019    2,138,488     254,974     1,181,632      (5,069,024)        67,089
Other long-term assets                        --       19,080       1,009       152,275              --        172,364
                                      ----------   ----------    --------    ----------     -----------     ----------
      Total assets                    $2,930,429   $2,967,892    $256,377    $6,071,851     $(6,363,940)    $5,862,609
                                      ==========   ==========    ========    ==========     ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-
      term debt                       $       --   $  804,550    $     --    $       --     $        --     $  804,550
   Trade accounts payable                     --           23          --       211,577              --        211,600
   Accrued liabilities                       524        6,354       4,152       160,204              --        171,234
   Income taxes payable                      480           --          --        11,452              --         11,932
                                      ----------   ----------    --------    ----------     -----------     ----------
      Total current liabilities            1,004      810,927       4,152       383,233              --      1,199,316

Long-term debt                                --      977,922     223,764            --              --      1,201,686
Other long-term liabilities                   --           --          --       146,337              --        146,337
Deferred income taxes                         32       56,952          --       328,893              --        385,877
Intercompany payable                          --           --       2,522     1,292,394      (1,294,916)            --
                                      ----------   ----------    --------    ----------     -----------     ----------
      Total liabilities                    1,036    1,845,801     230,438     2,150,857      (1,294,916)     2,933,216
                                      ----------   ----------    --------    ----------     -----------     ----------
Shareholders' equity                   2,929,393    1,122,091      25,939     3,920,994      (5,069,024)     2,929,393
                                      ----------   ----------    --------    ----------     -----------     ----------
      Total liabilities and
         shareholders' equity         $2,930,429   $2,967,892    $256,377    $6,071,851     $(6,363,940)    $5,862,609
                                      ==========   ==========    ========    ==========     ===========     ==========

                                                                      DECEMBER 31, 2003
                                      --------------------------------------------------------------------------------
                                                     NABORS                   OTHER
                                        NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                       (PARENT/     (ISSUER/    HOLDINGS       (NON-      CONSOLIDATING   CONSOLIDATED
                                      GUARANTOR)   GUARANTOR)   (ISSUER)    GUARANTORS)    ADJUSTMENTS        TOTAL
                                      ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents          $  403,693   $        1   $     17    $  176,026     $        --     $  579,737
   Marketable securities                 285,353           --         --        54,583              --        339,936
   Accounts receivable, net                   --           --         --       410,487              --        410,487
   Inventory                                  --           --         --        23,289              --         23,289
   Deferred income taxes                      --           --         --        36,442              --         36,442
   Non-marketable securities                  --           --         --        47,000              --         47,000
   Other current assets                    6,806        4,229         --        67,721              --         78,756
                                      ----------   ----------   --------    ----------     -----------     ----------
      Total current assets               695,852        4,230         17       815,548              --      1,515,647

Marketable securities                    571,327           --         --        41,090              --        612,417
Property, plant and
   equipment, net                             --           --         --     2,990,792              --      2,990,792
Goodwill, net                                 --           --         --       315,627              --        315,627
Intercompany receivables               1,057,260    1,085,944        202            --      (2,143,406)            --
Investments in affiliates                170,089    2,065,230    236,829     1,095,882      (3,509,930)        58,100
Other long-term assets                        --       20,359        966        88,784              --        110,109
                                      ----------   ----------   --------    ----------     -----------     ----------
      Total assets                    $2,494,528   $3,175,763   $238,014    $5,347,723     $(5,653,336)    $5,602,692
                                      ==========   ==========   ========    ==========     ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term
      debt                            $       --   $  295,267   $     --    $    4,118     $        --     $  299,385
   Trade accounts payable                      1           23         --       128,816              --        128,840
   Accrued liabilities                       960       10,766      3,901       145,118              --        160,745
   Income taxes payable                    1,164         (190)      (111)        8,540              --          9,403
                                      ----------   ----------   --------    ----------     -----------     ----------
      Total current liabilities            2,125      305,866      3,790       286,592              --        598,373

Long-term debt                                --    1,762,054    223,499            --              --      1,985,553
Other long-term liabilities                   --        3,738         --       151,929              --        155,667
Deferred income taxes                         79       61,623         82       311,040              --        372,824
Intercompany payable                       2,049           --         --     2,141,357      (2,143,406)            --
                                      ----------   ----------   --------    ----------     -----------     ----------
      Total liabilities                    4,253    2,133,281    227,371     2,890,918      (2,143,406)     3,112,417
                                      ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity                   2,490,275    1,042,482     10,643     2,456,805      (3,509,930)     2,490,275
                                      ----------   ----------   --------    ----------     -----------     ----------
      Total liabilities and
         shareholders' equity         $2,494,528   $3,175,763   $238,014    $5,347,723     $(5,653,336)    $5,602,692
                                      ==========   ==========   ========    ==========     ===========     ==========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31, 2004
                                       --------------------------------------------------------------------------------
                                                      NABORS                   OTHER
                                         NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                        (PARENT/     (ISSUER/    HOLDINGS       (NON-      CONSOLIDATING   CONSOLIDATED
                                       GUARANTOR)   GUARANTOR)   (ISSUER)    GUARANTORS)    ADJUSTMENTS        TOTAL
                                       ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues                   $     --     $     --     $    --    $2,394,031      $      --      $2,394,031
   Earnings from
      unconsolidated affiliates               --           --          --         4,057             --           4,057
   Earnings from consolidated
      affiliates                         187,927      169,550      18,147       176,755       (552,379)             --
   Investment income                      25,277            1          --        24,786             --          50,064
   Intercompany interest
      income                             100,419       71,976          --           522       (172,917)             --
                                        --------     --------     -------    ----------      ---------      ----------
      Total revenues and other
         income                          313,623      241,527      18,147     2,600,151       (725,296)      2,448,152
                                        --------     --------     -------    ----------      ---------      ----------

Costs and other deductions:
   Direct costs                               --           --          --     1,572,649             --       1,572,649
   General and administrative
      expenses                             5,888          932          16       191,612         (3,060)        195,388
   Depreciation and amortization              --          450          --       254,489             --         254,939
   Depletion                                  --           --          --        45,460             --          45,460
   Interest expense                           --       39,048      11,470        (2,011)            --          48,507
   Intercompany interest
      expense                                 --          522          --       172,395       (172,917)             --
   Losses (gains) on sales of
      long-lived assets,
      impairment charges and
      other expense (income),
      net                                   (806)      (2,344)         --        (4,539)         3,060          (4,629)
                                        --------     --------     -------    ----------      ---------      ----------
      Total costs and other
         deductions                        5,082       38,608      11,486     2,230,055       (172,917)      2,112,314
                                        --------     --------     -------    ----------      ---------      ----------
   Income before income taxes            308,541      202,919       6,661       370,096       (552,379)        335,838
                                        --------     --------     -------    ----------      ---------      ----------
   Income tax expense                      6,084       12,346       2,332        12,619             --          33,381
                                        --------     --------     -------    ----------      ---------      ----------
   Net income                           $302,457     $190,573     $ 4,329    $  357,477      $(552,379)     $  302,457
                                        ========     ========     =======    ==========      =========      ==========

                                                                YEAR ENDED DECEMBER 31, 2003
                                      --------------------------------------------------------------------------------
                                                     NABORS                   OTHER
                                        NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                       (PARENT/     (ISSUER/    HOLDINGS       (NON-      CONSOLIDATING   CONSOLIDATED
                                      GUARANTOR)   GUARANTOR)   (ISSUER)    GUARANTORS)    ADJUSTMENTS        TOTAL
                                      ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues                  $     --     $     --     $    --    $1,880,003      $      --      $1,880,003
   Earnings from unconsolidated
      affiliates                             --           --          --        10,183             --          10,183
   Earnings from consolidated
      affiliates                          6,314      133,011      15,345       119,736       (274,406)             --
   Investment income                      1,808           34          11        31,960             --          33,813
   Intercompany interest
      income                            207,615       59,276          --            --       (266,891)             --
                                       --------     --------     -------    ----------      ---------      ----------
      Total revenues and other
         Income                         215,737      192,321      15,356     2,041,882       (541,297)      1,923,999
                                       --------     --------     -------    ----------      ---------      ----------

Costs and other deductions:
   Direct costs                              --           --          --     1,276,953             --       1,276,953
   General and administrative
     expenses                             3,298          (48)          8       162,145             --         165,403
   Depreciation and
     amortization                            --           --          --       226,528             --         226,528
   Depletion                                 --           --          --         8,599             --           8,599
   Interest expense                          --       58,785      11,448           507             --          70,740
   Intercompany interest
    expense                                  --           --          --       266,891       (266,891)             --
   Losses (gains) on sales of
      long-lived assets,
      impairment charges and
      other expense (income),
      net                                 3,923        1,140         (15)       (3,895)            --           1,153
                                       --------     --------     -------    ----------      ---------      ----------
      Total costs and other
         deductions                       7,221       59,877      11,441     1,937,728       (266,891)      1,749,376
                                       --------     --------     -------    ----------      ---------      ----------
   Income before income taxes           208,516      132,444       3,915       104,154       (274,406)        174,623
                                       --------     --------     -------    ----------      ---------      ----------
   Income tax expense (benefit)          16,288         (210)      1,488       (35,171)            --         (17,605)
                                       --------     --------     -------    ----------      ---------      ----------
   Net income                          $192,228     $132,654     $ 2,427    $  139,325      $(274,406)     $  192,228
                                       ========     ========     =======    ==========      =========      ==========

                                                            YEAR ENDED DECEMBER 31, 2002
                                  --------------------------------------------------------------------------------
                                                 NABORS                    OTHER
                                    NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                   (PARENT/     (ISSUER/    HOLDINGS       (NON-      CONSOLIDATING   CONSOLIDATED
                                  GUARANTOR)   GUARANTOR)   (ISSUER)    GUARANTORS)    ADJUSTMENTS        TOTAL
                                  ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Revenues and other income:
   Operating revenues              $     --     $     --    $    --     $1,466,443      $      --      $1,466,443
   Earnings from
      unconsolidated affiliates          --           --         --         14,775             --          14,775
   Earnings from consolidated
      affiliates                     18,159       89,947         --         79,525       (187,631)             --
   Investment income                     48           49         --         36,864             --          36,961
   Intercompany interest
      income                        101,436       54,326         --             --       (155,762)             --
                                   --------     --------    -------     ----------      ---------      ----------
      Total revenues and other
         income                     119,643      144,322         --      1,597,607       (343,393)      1,518,179
                                   --------     --------    -------     ----------      ---------      ----------
Costs and other deductions:
   Direct costs                          --           --         --        973,910             --         973,910
   General and administrative
      expenses                          579          483          2        140,831             --         141,895
   Depreciation and
      amortization                       --           --         --        187,665             --         187,665
   Depletion                             --           --         --          7,700             --           7,700
   Interest expense                      --       60,206      4,102          2,760             --          67,068
   Intercompany interest
      expense                            --           --         --        155,762       (155,762)             --
   Losses (gains) on sales of
      long-lived assets,
      impairment charges and
      other expense (income),
      net                            (3,469)       6,191         --         (3,555)            --            (833)
                                   --------     --------    -------     ----------      ---------      ----------
      Total costs and other
         deductions                  (2,890)      66,880      4,104      1,465,073       (155,762)      1,377,405
                                   --------     --------    -------     ----------      ---------      ----------
Income (loss) before income
   taxes                            122,533       77,442     (4,104)       132,534       (187,631)        140,774
                                   --------     --------    -------     ----------      ---------      ----------
Income tax expense (benefit)          1,044       (4,627)    (1,560)        24,428             --          19,285
                                   --------     --------    -------     ----------      ---------      ----------
Net income (loss)                  $121,489     $ 82,069    $(2,544)    $  108,106      $(187,631)     $  121,489
                                   ========     ========    =======     ==========      =========      ==========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31, 2004
                                        --------------------------------------------------------------------------------
                                                       NABORS                    OTHER
                                          NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                         (PARENT/     (ISSUER/    HOLDINGS       (NON-      CONSOLIDATING   CONSOLIDATED
                                        GUARANTOR)   GUARANTOR)   (ISSUER)    GUARANTORS)    ADJUSTMENTS        TOTAL
                                        ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Net cash (used for) provided by
   operating activities                 $ (64,596)   $ 375,884    $(10,967)   $ 581,156       $(318,279)     $ 563,198
                                        ---------    ---------    --------    ---------       ---------      ---------
Cash flows from investing activities:
   Purchases of marketable
      securities, available-for-sale     (654,819)          --          --      (91,584)             --       (746,403)
   Sales of marketable
      securities, available-for-sale      773,786           --          --       65,030              --        838,816
   Purchases of non-marketable
      securities                          (45,000)          --          --     (128,533)             --       (173,533)
   Sales of non-marketable
      securities                               --           --          --       69,793              --         69,793
   Cash paid for investments in
      consolidated affiliates            (218,053)     (60,000)         --     (170,968)        449,021             --
   Capital expenditures                        --           --          --     (544,429)             --       (544,429)
   Proceeds from sales of assets
      and insurance claims                     --           --          --        6,879              --          6,879
   Investments in affiliate                    --           --          --         (200)             --           (200)
                                        ---------    ---------    --------    ---------       ---------      ---------
Net cash used for investing
   activities                            (144,086)     (60,000)         --     (794,012)        449,021       (549,077)
                                        ---------    ---------    --------    ---------       ---------      ---------
Cash flows from financing activities:
   Increase in cash overdrafts                 --           --          --        9,865              --          9,865
   Decrease in restricted cash                 --           --          --          109              --            109
   Intercompany borrowings               (198,675)          --          --      198,675              --             --
   Reduction of long-term
      debt                                     --     (298,275)         --       (4,136)             --       (302,411)
   Proceeds from issuance of
      common shares                        71,248           --          --           --              --         71,248
   Proceeds from parent
      contributions                            --      160,000      10,968      278,053        (449,021)            --
   Cash dividends paid                         --     (177,610)         --     (140,669)        318,279             --
                                        ---------    ---------    --------    ---------       ---------      ---------
Net cash (used for) provided by
   financing activities                  (127,427)    (315,885)     10,968      341,897        (130,742)      (221,189)
                                        ---------    ---------    --------    ---------       ---------      ---------
Effect of exchange rate
   changes on cash and cash
   equivalents                                 --           --          --       12,040              --         12,040
                                        ---------    ---------    --------    ---------       ---------      ---------
Net (decrease) increase in cash
   and cash equivalents                  (336,109)          (1)          1      141,081              --       (195,028)
Cash and cash equivalents,
   beginning of period                    403,693            1          17      176,026              --        579,737
                                        ---------    ---------    --------    ---------       ---------      ---------
Cash and cash equivalents,
   end of period                        $  67,584    $      --    $     18    $ 317,107       $      --      $ 384,709
                                        =========    =========    ========    =========       =========      =========

                                                                  YEAR ENDED DECEMBER 31, 2003
                                        --------------------------------------------------------------------------------
                                                       NABORS                    OTHER
                                          NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                         (PARENT/     (ISSUER/    HOLDINGS       (NON-      CONSOLIDATING   CONSOLIDATED
                                        GUARANTOR)   GUARANTOR)   (ISSUER)    GUARANTORS)    ADJUSTMENTS        TOTAL
                                        ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
Net cash provided by (used
   for) operating activities            $ 169,665    $ 641,821    $(10,786)  $   408,424      $(813,386)    $   395,738
                                        ---------    ---------    --------   -----------      ---------     -----------
Cash flows from investing activities:
   Purchases of marketable
      securities, available-for-sale     (225,904)          --          --    (1,203,641)            --      (1,429,545)
   Sales of marketable securities,
      available-for-sale                   77,640           --          --     1,315,998             --       1,393,638
   Purchases of non-marketable
      securities                               --           --          --       (47,002)            --         (47,002)
   Sales of non-marketable
      securities                               --           --          --        17,506             --          17,506
   Cash paid for investments in
      consolidated affiliates                  --     (700,484)         --          (236)       700,720              --
   Capital expenditures                        --           --          --      (353,138)            --        (353,138)
   Proceeds from sales of assets and
      insurance claims                         --           --          --        10,476             --          10,476
   Investments in affiliate                    --           --          --          (175)                          (175)
                                        ---------    ---------    --------   -----------      ---------     -----------
Net cash (used for) provided
   by investing activities               (148,264)    (700,484)         --      (260,212)       700,720        (408,240)
                                        ---------    ---------    --------   -----------      ---------     -----------
Cash flows from financing activities:
   Decrease in cash overdrafts                 --           --          --          (778)            --            (778)
   Decrease in restricted cash                 --           --          --         1,925             --           1,925
   Proceeds from long-term debt                --      700,000          --            --             --         700,000
   Retirement of intercompany loan        316,050           --          --      (316,050)            --              --
   Reduction of long-term debt                 --     (494,903)         --       (49,576)            --        (544,479)
   Debt issuance costs                         --      (11,366)       (159)           --             --         (11,525)
   Proceeds from issuance of
      common shares                        26,115           --          --           226             --          26,341
   Proceeds from parent
      contributions                            --           --      10,755       689,965       (700,720)             --
   Cash dividends paid                         --     (135,105)         --      (678,281)       813,386              --
                                        ---------    ---------    --------   -----------      ---------     -----------
   Net cash provided by (used
      for) financing activities           342,165       58,626      10,596      (352,569)       112,666         171,484
                                        ---------    ---------    --------   -----------      ---------     -----------
   Effect of exchange rate
      changes on cash and cash
      equivalents                              --           --          --         6,704             --           6,704
                                        ---------    ---------    --------   -----------      ---------     -----------
   Net increase (decrease) in
      cash and cash equivalents           363,566          (37)       (190)     (197,653)            --         165,686
   Cash and cash equivalents,
      beginning of period                  40,127           38         207       373,679             --         414,051
                                        ---------    ---------    --------   -----------      ---------     -----------
   Cash and cash equivalents,
      end of period                     $ 403,693    $       1    $     17   $   176,026      $      --     $   579,737
                                        =========    =========    ========   ===========      =========     ===========

                                                                   YEAR ENDED DECEMBER 31, 2002
                                        ---------------------------------------------------------------------------------
                                                       NABORS                     OTHER
                                          NABORS      DELAWARE      NABORS    SUBSIDIARIES
                                         (PARENT/     (ISSUER/     HOLDINGS       (NON-      CONSOLIDATING   CONSOLIDATED
                                        GUARANTOR)   GUARANTOR)    (ISSUER)    GUARANTORS)    ADJUSTMENTS       TOTAL
                                        ----------   ----------   ---------   ------------   -------------   ------------
(IN THOUSANDS)

Net cash provided by (used
   for) operating activities             $ 78,235    $(193,818)   $    (128)   $ 597,850       $ (81,263)     $ 400,876
                                         --------    ---------    ---------    ---------       ---------      ---------
Cash flows from investing activities:
   Purchases of marketable
      securities, available-for-sale      (25,055)          --          (21)    (720,307)             --       (745,383)
   Sales of marketable
      securities, available-for-sale           --           --           --      542,133              --        542,133
   Purchases of non-marketable
      securities                               --           --           --      (15,000)             --        (15,000)
   Investments in unconsolidated
      affiliates                          (15,089)          --     (221,484)         (24)        236,597             --
   Cash paid for acquisitions of
      businesses, net                          --           --           --     (135,652)             --       (135,652)
   Capital expenditures                        --           --           --     (326,536)             --       (326,536)
Cash paid for other current
   assets                                      --           --           --       (8,725)             --         (8,725)
Proceeds from sales of assets
   and insurance claims                        --           --           --       34,877              --         34,877
                                         --------    ---------    ---------    ---------       ---------      ---------
Net cash used for investing
   activities                             (40,144)          --     (221,505)    (629,234)        236,597       (654,286)
                                         --------    ---------    ---------    ---------       ---------      ---------
Cash flows from financing activities:
   Decrease in cash overdrafts                 --           --           --       (3,658)             --         (3,658)
   Decrease in restricted cash                 --           --           --          210              --            210
   Decrease in short-term
      borrowings                               --           --           --         (844)             --           (844)
   Proceeds from long-term debt                --      272,765      223,139           --              --        495,904
   Reduction of long-term debt                 --       (5,047)          --      (25,784)             --        (30,831)
   Debt issuance costs                         --       (1,634)      (1,311)          --              --         (2,945)
   Proceeds from issuance of
      common shares                         4,522        8,328           --           --              --         12,850
   Proceeds from parent
      contributions                            --           --           12      236,585        (236,597)            --
   Repurchase of common shares             (2,486)          --           --           --              --         (2,486)
   Cash dividends paid                         --      (81,263)          --           --          81,263             --
   Payments related to cash flow
      hedges                                   --       (1,494)          --           --              --         (1,494)
                                         --------    ---------    ---------    ---------       ---------      ---------
Net cash provided by financing
   activities                               2,036      191,655      221,840      206,509        (155,334)       466,706
                                         --------    ---------    ---------    ---------       ---------      ---------
Effect of exchange rate
  changes on cash and cash
  equivalents                                  --           --           --        2,312              --          2,312
                                         --------    ---------    ---------    ---------       ---------      ---------
Net increase (decrease) in cash
   and cash equivalents                    40,127       (2,163)         207      177,437              --        215,608
Cash and cash equivalents,
   beginning of period                         --        2,201           --      196,242              --        198,443
                                         --------    ---------    ---------    ---------       ---------      ---------
Cash and cash equivalents,
   end of period                         $ 40,127    $      38    $     207    $ 373,679       $      --      $ 414,051
                                         ========    =========    =========    =========       =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

          The Company's management, with the participation of the Company's Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     See Management's Report on Internal Control over Financial Reporting included in Part I Item 8 on page 34 of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item will be contained in the Nabors Industries Ltd. definitive proxy statement to be distributed in connection with its 2005 annual meeting of shareholders under the captions "Election of Directors" and "Other Executive Officers" and is incorporated into this document by reference.

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

     To our knowledge, based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during 2004 and Form 5 and amendments thereto furnished to us with respect to the year 2004, and written representations that no other reports were required, all Section 16(a) filings required to be made by Nabors' officers, directors and greater than 10% beneficial owners with respect to the fiscal year 2004 were timely filed, except Mr. Alexander Knaster filed a late Form 3 with respect to his initial holdings.

     We have adopted a Code of Business Conduct that satisfies the SEC's definition of a "Code of Ethics" and applies to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics is posted on our website at www.nabors.com. We intend to disclose on our website any amendments to the Code of Conduct and any waivers of the Code of Conduct that apply to our principal executive officer, principal financial officer, and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

     Except as specified in the following sentence, the information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our 2005 annual meeting of shareholders under the caption "Management Compensation" and is incorporated into this document by reference. Information in Nabors' 2005 proxy statement not deemed to be "soliciting material" or "filed" with the Commission under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not deemed to be incorporated by reference.

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

     The following table gives information about these equity compensation plans as of December 31, 2004:

                                    (a)                       (b)                         (c)
                                                                            Number of securities remaining
                        Number of securities to be     Weighted-average      available for future issuance
                          issued upon exercise of      exercise price of       under equity compensation
                           outstanding options,      outstanding options,     plans (excluding securities
    Plan category           warrants and rights       warrants and rights      reflected in column (a))
---------------------   --------------------------   --------------------   ------------------------------
Equity compensation
plans approved by
security holders                 9,506,506                 $33.9828                  6,798,663 (1)

Equity compensation
plans not approved by
security holders (2)            15,519,398                 $30.9843                    583,383
                                ----------                                           ---------
Total                           25,025,904                                           7,382,046
                                ==========                                           =========

(1) The 1996 Employee Stock Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1996 Employee Stock Plan will increase by an amount equal to 1 1/2 % of the common shares outstanding on December 31 of the immediately preceding fiscal year.

(2) The Company issued 153,519 stock options under the 1999 Pool Employee/Director Option Exchange Plan of Pool Energy Services Co. The remaining options are exercisable for 5,560 common shares of the Company (after giving effect to the exchange ratio provided in the Pool acquisition agreement). The options have a weighted-average exercise price of $17.0617 per share. No further awards will be made under the 1999 Pool Employee/Director Option Exchange Plan.

     Following is a brief summary of the material terms of the plans that have not been approved by our shareholders. Unless otherwise indicated, (1) each plan is administered by an independent committee appointed by the Company's Board of Directors; (2) the exercise price of options granted under each plan shall be no less than 100% of the fair market value per common share on the date of the grant of the option; (3) the term of an award granted under each plan may not exceed ten years; (4) options granted under the plan are nonstatutory options not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (NSOs); and (5) unless otherwise determined by the committee in its discretion, options may not be exercised after the optionee has ceased to be in the employ of the Company.

1996 EXECUTIVE OFFICERS INCENTIVE STOCK PLAN.

     The plan reserves for issuance up to 3,600,000 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total number of common shares authorized to be issued under the plan.

1996 CHAIRMAN'S EXECUTIVE STOCK PLAN

     The plan reserves for issuance up to 850,000 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to the Chairman of the Board of the Company. In the event of a termination of employment for any reason, except by the Company for cause or by voluntary resignation by optionee, all unvested options shall be immediately exercisable as of the date of his termination of his employment.

1996 EXECUTIVE OFFICERS STOCK PLAN

     The plan reserves for issuance up to 860,000 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total number of common shares authorized to be issued under the Plan.

1997 EXECUTIVE OFFICERS INCENTIVE STOCK PLAN

     The plan reserves for issuance up to 2,450,000 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total number of common shares authorized to be issued under the plan.

1998 EMPLOYEE STOCK PLAN

     The plan reserves for issuance up to 17,500,000 common shares of the Company pursuant to the exercise of options granted under the plan. The persons who shall be eligible to participate in the plan are employees and consultants of the company. Options granted to employees may either be awards of shares, non-qualified stock options (NQSOs), incentive stock options (ISOs) or stock appreciation rights (SARs). An optionee may reduce the option exercise price by paying the Company in cash, shares, options, or the equivalent, an amount equal to the difference between the exercise price and the reduced exercise price of the option. The committee shall establish performance goals for stock awards in writing not later than the date required for compliance under IRC Section 162(m) and the vesting of such shares shall be contingent upon the attainment of such performance goals. Stock awards shall vest over a period determined by the Committee, which period shall expire no later than January 18, 2006. The committee may grant ISOs of not less than 100% of the fair market value per common share on the date of grant; except that in the event the optionee owns on the date of grant, securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any subsidiary of the Company, the price per share shall not be less than 110% of the fair market value per common share on the date of the grant and such option shall expire five years from the date such option is granted. SARs may be granted in conjunction with all or part of any option granted under the plan, in which case the exercise of the SAR shall require the cancellation of a corresponding portion of the option and the exercise of the option will result in cancellation of a corresponding portion of the SAR. In the case of a NQSO, such rights may be granted either at or after the time of grant of such option. In the case of an ISO, such rights may be granted only at the time of grant of such option. A SAR may also be granted on a stand alone basis. The term of a SAR shall be established by the committee. The exercise price of a SAR shall in no event be less than 100% of the fair market value per common share on the date of grant. The committee shall have the authority to make provisions in its award and grant agreements to address vesting and other issues arising in connection with a change of control.

1998 CHAIRMAN'S EXECUTIVE STOCK PLAN

     The plan reserves for issuance up to 764,924 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to the Chairman of the Board of the Company. In the event of a termination of employment for any reason, except by the Company for cause or by voluntary resignation by optionee, all unvested options shall be immediately exercisable as of the date of his termination of his employment.

1999 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

     The plan reserves for issuance up to 1,500,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by the Company's Board of Directors, provided that the Board may appoint a committee to administer the plan. In no event shall an eligible director consider or vote on the administration of this plan or serve as a member of the committee. Options may be granted under the plan to non-employee directors of the Company. Options shall vest and become non-forfeitable on the first year anniversary of the day on which such option was granted, if the optionee has continued to serve as a director until that day, unless otherwise provided. In the event of termination of an optionee's service as a director by reason of voluntary retirement, declining to stand for re-election or becoming a full time employee of the Company or a subsidiary of the Company, all unvested options granted pursuant to this Plan shall automatically expire and shall not be exercisable and all options unexercised shall continue to be exercisable until the stated expiration date of such options. In the event of death or disablement of an optionee while the optionee is a director, the then-outstanding options of such optionee shall be exercisable for two years from the date of the death or disablement of the optionee or by his/her successors in interest. All unvested options shall automatically vest and become non-forfeitable as of the date of death or disablement and shall be exercisable for two years from the date of the death of the optionee or until the stated grant expiration date, whichever is earlier, by the optionee or by his/her successors in interest. In the event of the termination of an optionee's service as a director by the Board of Directors for cause or the failure of such director to be re-elected, the administrator of the plan in its sole discretion can cancel the then-outstanding options of such optionee, including those options which have vested and such options shall automatically expire and become non-exercisable on the effective date of such termination.

1999 POOL EMPLOYEE/DIRECTOR OPTION EXCHANGE PLAN

     The plan reserves for issuance up to 1,466,010 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to former employees and non-employee directors of Pool Energy Services Co. or its subsidiaries who held options to purchase shares of Pool common stock pursuant to certain stock option plans of Pool. The exercise price of options granted under the plan shall equal the exercise price per share of the corresponding Pool option, divided by 1.025 (rounding the resulting exercise price up to the nearest whole cent). The period for exercise of an option shall be the same as the period for exercise of the corresponding Pool option. If an optionee has ceased to be in the employ of the Company or its subsidiaries, any outstanding options, whether or not vested, generally may not be exercised after the optionee's date of termination and shall be forfeited; provided however, in its sole discretion the committee may extend the time to exercise any option to a period ending on it applicable expiration date. The committee, in its discretion, shall have the authority to make provisions in its grant agreements to address vesting and other issues arising in connection with a change of control.

The remainder of the information called for by this item will be contained in Nabors' 2005 proxy statement under the caption "Share Ownership of Management and Principal Shareholders" and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item will be contained in Nabors' 2005 proxy statement under the captions "Certain Relationships" and "Compensation Committee Interlocks and Insider Participation" and is incorporated into this document by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information called for by this item will be contained in Nabors' 2005 Proxy Statement under the caption "Principal Accountant Fees and Services" and is incorporated into this document by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

     (1)  Financial Statement Schedules

                                                                        Page No.
                                                                        --------
          Report of Independent Auditors on Financial Statement
             Schedule................................................      S-1
          Schedule II - Valuation and Qualifying Accounts............      S-2

          All other supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(b)  Exhibits

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

     2.2           Amended and Restated Acquisition Agreement, dated as of March
                   18, 2002, by and between Nabors Industries, Inc. and Enserco
                   Energy Service Company Inc. (incorporated by reference to
                   Exhibit 2.1 to Nabors Industries, Inc.'s Registration
                   Statement on Form S-3 (File No. 333-85228)).

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

     4.1           Indenture dated as of February 5, 2001 between Nabors
                   Industries, Inc. and Bank One, N.A., as trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021
                   (incorporated by reference to Exhibit 4.11 to Nabors
                   Industries, Inc.'s Form 10-K, File No. 1-9245, filed with the
                   Commission on March 30, 2001).

     4.2           First Supplemental Indenture, dated as of June 21, 2002 among
                   Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.'s zero coupon convertible senior debentures due 2021 (incorporated by reference to Exhibit 4.5 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed with the Commission on August 14, 2002).

     4.3 Second Supplemental Indenture dated as of October 25, 2004 by and among Nabors Industries, Inc., as issuer, Nabors
                   Industries Ltd., as guarantor, and J.P. Morgan Trust Company,
                   National Association (as successor to Bank One, N.A.), as
                   Trustee, to the Indenture, dated as of February 5, 2001, as amended, with respect to Nabors Industries, Inc.'s Zero
                   Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.'s
                   Current Report on Form 8-K, File No. 000-49887, filed October
                   27, 2004).

     4.4           Indenture, dated August 22, 2002, among Nabors Industries,
                   Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.'s
                   Series A and Series B 5.375% Senior Notes due 2012
                   (incorporated by reference to Exhibit 4.1 to Nabors
                   Industries, Inc.'s Registration Statement on Form S-4
                   (Registration No. 333-10049201) filed with the Commission on October 11, 2002).

     4.5           Indenture, dated August 22, 2002, among Nabors Holdings 1,
                   ULC, as issuer, Nabors Industries, Inc. and Nabors Industries
                   Ltd., as guarantors, and Bank One, N.A., with respect to Nabors Holdings 1, ULC's Series A and Series B 4.875% Senior
                   Notes due 2009 (incorporated by reference to Exhibit 4.1 to Nabors Holdings 1, ULC's Registration Statement on Form S-4
                   (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

     4.6           Form of Provisions Attaching to the Exchangeable Shares of
                   Nabors Exchangeco (Canada) Inc. (incorporated by reference to
                   Exhibit 4.1 to Nabors Industries, Inc.'s Registration
                   Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

     4.7           Form of Support Agreement between Nabors Industries, Inc.,
                   3064297 Nova Scotia Company and Nabors Exchangeco (Canada)
                   Inc. (incorporated by reference to Exhibit 4.2 to Nabors
                   Industries, Inc.'s Registration Statement on Form S-3
                   (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

     4.8           Form of Acknowledgement of Novation to Nabors Industries,
                   Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust
                   Company of Canada and 3064297 Nova Scotia Company executed by
                   Nabors Industries Ltd. (incorporated by reference to Exhibit
                   4.3 to Nabors Industries Ltd.'s Post-Effective Amendment No.
                   1 to Registration Statement on Form S-3 (Registration No.
                   333-85228-99) filed with the Commission on June 11, 2002).

     4.9           Indenture, dated as of June 10, 2003, between Nabors
                   Industries, Inc., Nabors Industries Ltd. and Bank One, N.A.
                   with respect to Nabors Industries, Inc.'s Zero Coupon Senior
                   Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.'s and Nabors
                   Industries Ltd.'s Registration Statement on Form S-3, (File
                   No. 333-107806-01, filed with the Commission of August 8,
                   2003)).

     4.10 Registration Rights Agreement, dated as of June 10, 2003, by and among Nabors Industries, Inc., Nabors Industries Ltd. and
                   Citigroup Global Markets Inc. (incorporated by reference to
                   Exhibit 4.2 to Nabors Industries Inc.'s and Nabors Industries
                   Ltd.'s Registration Statement on Form S-3, File No.
                   333-107806-01, filed with the Commission on August 8, 2003).

     4.11 First Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer, Nabors
                   Industries Ltd., as guarantor, and J.P. Morgan Trust Company,
                   National Association, (as successor to Bank One, N.A.), as trustee to the Indenture, dated as of June 10, 2003, with respect to Nabors Industries, Inc.'s Zero Coupon Senior
                   Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.'s Current Report on
                   Form 8-K, File No. 000-49887, filed October 27, 2004).

     4.12          Indenture, dated as of December 13, 2004, by and among Nabors
                   Industries, Inc., Nabors Industries Ltd., and J.P. Morgan
                   Trust Company, National Association, with respect to Nabors
                   Industries, Inc.'s Series B Zero Coupon Senior Exchangeable
                   Notes due 2023.*

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

     10.15 (+)     Nabors Industries, Inc. 1998 Employee Stock Plan
                   (incorporated by reference to Exhibit 10.19 to Nabors
                   Industries Inc.'s Form 10-K, File No. 1-9245, filed March 31,
                   1999).

     10.16 (+)     Nabors Industries, Inc. 1998 Chairman's Executive Stock Plan
                   (incorporated by reference to Exhibit 10.20 to Nabors
                   Industries Inc.'s Form 10-K, File No. 1-9245, filed March 31,
                   1999).

     10.17 (+)     Nabors Industries, Inc. 1999 Stock Option Plan for
                   Non-Employee Directors (incorporated by reference to Exhibit
                   10.21 to Nabors Industries Inc.'s Form 10-K, File No. 1-9245,
                   filed March 31, 1999).

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

     10.20         Form of Indemnification Agreement entered into between Nabors
                   Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.'s Form 10-K, File
                   No. 000-49887, filed March 31, 2003).

     10.21 (+)     Amended and Restated 1999 Stock Option Plan for Non-Employee
                   Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to Nabors Industries Ltd.'s Form 10-Q, File
                   No. 000-49887, filed May 12, 2003).

     10.22 (+)     2003 Employee Stock Option Plan (incorporated by reference to
                   Annex D of Nabors Industries Ltd.'s Notice of 2003 Annual
                   General Meeting of Shareholders and Proxy Statement, File
                   No. 000-49887, filed May 8, 2003).

     10.23         Purchase and Sale Agreement (Red River) by and among El Paso
                   Production Company and El Paso Production GOM Inc., jointly and severally as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to
                   Exhibit 10.23 to Nabors Industries Ltd.'s Form 10-K, File
                   No. 000-49887, filed March 15, 2004).

     10.24         Purchase and Sale Agreement (USA) between El Paso Production
                   Oil & Gas USA, L.P., as Seller and Ramshorn Investments,
                   Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.24 to Nabors Industries Ltd.'s Form
                   10-K, File No. 000-49887, filed March 15, 2004).

     10.25 Exploration Participation Agreement (South Texas) by and between El Paso Production Oil & Gas Company and El Paso
                   Production Oil & Gas USA, L.P., jointly and severally and
                   Ramshorn Investments, Inc., dated November 6, 2003
                   (incorporated by reference to Exhibit 10.25 to Nabors
                   Industries Ltd.'s Form 10-K, File No. 000-49887, filed
                   March 15, 2004).

     10.26         Exploration Participation Agreement (Catapult) by and between
                   El Paso Production Company, and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit
                   10.26 to Nabors Industries Ltd.'s Form 10-K, File
                   No. 000-49887, filed March 15, 2004).

     10.27(+)      Form of Restricted Stock Award--Isenberg/Petrello
                   (incorporated by reference to Exhibit 10.01 to Nabors
                   Industries Ltd.'s Form 8-K, File No. 000-49887, filed
                   March 2, 2005).

     10.28(+) Form of Restricted Stock Award--Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.'s Form
                   8-K, File No. 000-49887, filed March 2, 2005).

     10.29(+)      Form of Stock Option Agreement--Isenberg/Petrello
                   (incorporated by reference to Exhibit 10.03 to Nabors
                   Industries Ltd.'s Form 8-K, File No. 000-49887, filed
                   March 2, 2005).

     10.30(+) Form of Stock Option Agreement--Others (incorporated by reference to Exhibit 10.04 to Nabors Industries Ltd.'s Form
                   8-K, File No. 000-49887, filed March 2, 2005).

     12            Computation of Ratios. *

     14            Code of Business Conduct (incorporated by reference to
                   Exhibit 14 to Nabors Industries Ltd.'s Form 10-K, File No.
                   000-49887, filed March 15, 2004).

     21            Significant Subsidiaries of Nabors Industries Ltd. *

     23            Consent of Independent Registered Public Accounting Firm. *

     31.1          Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M.
                   Isenberg, Chairman and Chief Executive Officer of Nabors
                   Industries Ltd. *

     31.2          Rule 13a-14(a)/15d-14(a) Certification, executed by Bruce P.
                   Koch, Vice President and Chief Financial Officer of Nabors
                   Industries Ltd. *

     32.1 Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United
                   States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg,
                   Chairman and Chief Executive Officer of Nabors Industries
                   Ltd. and Bruce P. Koch, Vice President and Chief Financial
                   Officer of Nabors Industries Ltd. (furnished herewith).

----------
*    Filed herewith.

(+)  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NABORS INDUSTRIES LTD.


                                By: /s/ Eugene M. Isenberg
                                    --------------------------------------------
                                    Eugene M. Isenberg
                                    Chairman and Chief Executive Officer


                                By: /s/ Bruce P. Koch
                                    --------------------------------------------
                                    Bruce P. Koch
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                Date: March 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                    Date
---------                                  -----                    ----


/s/ James C. Flores           Director                         March 7, 2005
---------------------------
James C. Flores


/s/ Eugene M. Isenberg        Chairman and                     March 7, 2005
---------------------------   Chief Executive Officer
Eugene M. Isenberg


/s/ Alexander M. Knaster      Director                         March 7, 2005
---------------------------
Alexander M. Knaster


/s/ James L. Payne            Director                         March 7, 2005
---------------------------
James L. Payne


/s/ Anthony G. Petrello       Deputy Chairman, President and   March 7, 2005
---------------------------   Chief Operating Officer
Anthony G. Petrello


/s/ Hans Schmidt              Director                         March 7, 2005
---------------------------
Hans Schmidt


/s/ Myron M. Sheinfeld        Director                         March 7, 2005
---------------------------
Myron M. Sheinfeld


/s/ Martin J. Whitman         Director                         March 7, 2005
---------------------------
Martin J. Whitman

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Nabors Industries Ltd.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 7, 2005 appearing in this Form 10-K of Nabors Industries Ltd. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 7, 2005

NABORS INDUSTRIES LTD.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003, and 2002

                                         Balance at   Charged to   Charged to                 Balance at
                                          Beginning    Costs and      Other                     End of
(In Thousands)                            of Period    Expenses     Accounts    Deductions      Period
--------------------------------------   ----------   ----------   ----------   ----------    ----------
2004
   Allowance for doubtful accounts ...     $10,986      $2,359      $  281      $ (2,648)(1)    $10,978
   Inventory reserve .................       1,367         819          --          (437)(2)      1,749
   Valuation allowance on deferred
      tax assets .....................      11,703       2,805          --            --         14,508

2003
   Allowance for doubtful accounts ...     $13,801      $1,311      $  178      $ (4,304)(1)    $10,986
   Inventory reserve .................       4,270         475          --        (3,378)(2)      1,367
   Valuation allowance on deferred
      tax assets .....................       6,540       5,163          --            --         11,703
2002
   Allowance for doubtful accounts ...     $22,366      $2,221      $3,249(3)   $(14,035)(4)    $13,801
   Inventory reserve .................       4,308         248          --          (286)(2)      4,270
   Valuation allowance on deferred
      tax assets .....................          --       6,540          --            --          6,540

(1)  Uncollected receivables written off, net of recoveries.

(2)  Inventory reserves written off.

(3)  Primarily related to acquisitions.

(4) Includes uncollected receivables written off, net of recoveries, and $6.5 million related to receipt of amounts previously reserved for.