Form 10-K/A
period 2004-12-31
NABORS INDUSTRIES LTD
filed 2005-05-02
CIK 1163739

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                        COMMISSION FILE NUMBER: 000-49887

                               ------------------

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

                               ------------------

                        SECURITIES REGISTERED PURSUANT TO

SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                                 NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS                              REGISTERED
----------------------------------------       ---------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

None.

                                TABLE OF CONTENTS

EXPLANATORY NOTE

                                    PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..........................................................................           1

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..................................           2
Item 11. Executive Compensation..............................................................           8
Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related
         Stockholder Matters.................................................................          15
Item 13. Certain Relationships and Related Transactions......................................          16
Item 14. Principal Accountant Fees and Services..............................................          17

                                    PART IV

Item 15. Exhibits and Financial Statements...................................................          18

Signatures...................................................................................          25
Exhibit Index................................................................................           1

                                EXPLANATORY NOTE

      Nabors Industries Ltd. ("Nabors") is hereby amending its Form 10-K for fiscal year ending December 31, 2004 filed on March 7, 2005 with the Securities and Exchange Commission (the "Form 10-K"), solely for the purposes of amending and restating (i) a sentence in Item 7 of Part II, (ii) Items 10 through 14 of
Part III and (iii) Item 15 of Part IV, which includes new Exhibits. The remaining items of the Form 10-K continue to speak as of the date of the Form 10-K, and Nabors is not updating the disclosure in these items. In this filing, "Nabors," the "Company," "we," "us" and "our" refer to Nabors Industries Ltd. or, for information pertaining to permits prior to June 24, 2002, to Nabors Industries, Inc. Where the context requires, such references also include our subsidiaries.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following sentence of Item 7 on page 23 of the Form 10-K is hereby amended and restated in its entirety to read as follows:

            "Through December 31, 2004, approximately $2.5 million of our common shares have been repurchased under this program."

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

                  CLASS II DIRECTORS - TERMS EXPIRING IN 2005

                                                                                                             DIRECTOR
                                                             POSITION WITH NABORS                           OF NABORS
            NAME               AGE                       AND PRIOR BUSINESS EXPERIENCE                        SINCE
            ----               ---                       -----------------------------                        -----

Anthony G. Petrello....         50      President and Chief Operating Officer of Nabors since 1992, Deputy      1991
                                        Chairman since 2003, a member of the Executive Committee of the
                                        Board since 1991 and a member of the Technical and Safety
                                        Committee of the Board since 2003.  From 1979 to 1991, Mr.
                                        Petrello was with the law firm Baker & McKenzie, where he had been Managing Partner of its New York Office from 1986 until his resignation in 1991.  Mr. Petrello holds a J.D. degree from
                                        Harvard Law School and B.S. and M.S. degrees in Mathematics from
                                        Yale University.

Myron M. Sheinfeld....          75      Chairman of the Audit Committee of the Board since 1988, a member       1988
                                        of the Compensation Committee of the Board since 1993 and a member of the Governance and Nominating Committee of the Board
                                        since 2002.  He is Senior Counsel to the law firm Akin, Gump,
                                        Strauss, Hauer & Feld, L.L.P.  From 1970 until April 2001 he held various positions in the law firm Sheinfeld, Maley & Kay
                                        P.C.  Mr. Sheinfeld was an adjunct professor of law at the
                                        University of Texas, School of Law from 1975 to 1991, and is a contributing author to numerous legal and business publications, and a contributor, co-editor and co-author of Collier On
                                        Bankruptcy, and a co-author of Collier On Bankruptcy Tax for
                                        Lexis-Nexis and Matthew Bender & Co., Inc.  He is President, a
                                        Director and a member of The Houston Chapter of National
                                        Association of Corporate Directors and a member of The National
                                        Association of Corporate Directors.

Martin J. Whitman.....          80      Mr. Whitman is the Lead Director for the Company's Board of             1991
                                        Directors.  Member of the Audit Committee of the Board since
                                        1993; a member of the Governance and Nominating Committee of the
                                        Board since 2002, and a member of the Executive Committee since
                                        2005.  Chief Executive Officer until June 2002 and a Director of
                                        Danielson Holding Corporation (a holding company for barge transportation, energy, and insurance businesses) until October
                                        2004 (Chairman of the Board until July 1999); Chairman and
                                        Trustee of Third Avenue Trust since 1990 and Chief Executive
                                        Officer of Third Avenue Trust from 1990 to 2003; Co-Chief
                                        Investment Officer of Third Avenue Management LLC and its
                                        predecessor (the adviser to Third Avenue Trust) since 2003 and
                                        Chief Investment Officer of Third Avenue Management LLC and its
                                        predecessor from 1991 to 2003; Director of Tejon Ranch Co. (an agricultural and land management company) from 1997 to 2001;
                                        and, Director of Stewart Information Services Corp. (a title insurance and real estate company) from 2000 until  2001.  Mr.
                                        Whitman was an Adjunct Lecturer, Adjunct Professor and
                                        Distinguished Fellow in Finance, Yale University School of
                                        Management from 1972 to 1984 and 1992 to 1999 and is currently an Adjunct Lecturer in Finance at Yale University and an Adjunct
                                        Professor in Finance at Syracuse University.  He was an Adjunct
                                        Professor at the Columbia University Graduate School of Business
                                        in 2001.  Mr. Whitman is co-author of The Aggressive
                                        Conservative Investor and author of Value Investing: A Balanced
                                        Approach.

                  CLASS I DIRECTORS - TERMS EXPIRING IN 2007

                                                                                                             DIRECTOR
                                                             POSITION WITH NABORS                           OF NABORS
            NAME               AGE                       AND PRIOR BUSINESS EXPERIENCE                        SINCE
            ----               ---                       -----------------------------                        -----
James L. Payne........          68      Chairman of the Governance and Nominating Committee of the Board         1999
                                        since 2002 and a member of the Technical and Safety Committee of the Board since 1999.  Mr. Payne is currently Chairman and Chief
                                        Executive Office of Shona Energy Company, LLC.  Mr. Payne was
                                        Chairman, Chief Executive Officer and President of Nuevo Energy
                                        Company (a company engaged in the acquisition, production and exploration of oil and natural gas properties) until May 2004.
                                        He also serves as a Director of BJ Services and Global
                                        Industries.  He was a Director of Pool Energy Services Co. from
                                        1993 until its acquisition by Nabors in November 1999.  He retired as Vice Chairman of Devon Corp. in February 2001.  Prior
                                        to the merger between Devon Corp. and Santa Fe Snyder Company in
                                        2000, he had served as Chairman  and

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

Hans W. Schmidt....             75      Chairman of the Technical and Safety Committee of the Board since       1993
                                        1998, a member of the Governance and Nominating Committee of the
                                        Board since 2002 and a member of the Compensation Committee since 2005.  From 1958 to his retirement in 1992, Mr. Schmidt held a number of positions with C. Deilmann A.G., a diversified energy company located in Bad Bentheim, Germany, including serving as a Director from 1982 to 1992.  From 1965 to 1992 he served as Director of a subsidiary of C. Deilmann A.G., Deutag
                                        Drilling, a company with worldwide drilling operations. From
                                        1988 to 1991, Mr. Schmidt served as President of Transocean
                                        Drilling Company, a company of which he was also a Director from
                                        1981 until 1991.

Alexander M. Knaster...
                                46      Member of the Governance and Nominating Committee of the Board of       2004
                                        Nabors since 2004. Mr. Knaster currently serves as Chairman and
                                        CEO of Pamplona Capital Management, an investment management firm with private equity and fund of funds operations. Mr.
                                        Knaster also serves as director of TNK-BP and several
                                        subsidiaries of Alfa Group Holding Company which is one of
                                        Russia's largest conglomerates with interests in telecoms, banking, insurance and the Russian oil and gas producing entity
                                        TNK-BP.  From 1998 until 2004 Mr. Knaster was Chief Executive
                                        Officer of Alfa Bank.  During 2002 and 2003 he also served as
                                        General Director of Sidanco, Russia's seventh largest oil
                                        company.  From 1995 to 1998 he served as President and CEO of
                                        Credit Suisse First Boston (Moscow), responsible for the firm's operations in Russia and the CIS. Mr. Knaster has 20 years experience in the banking industry including several other major investment banks.  Mr. Knaster started his career as engineer with Schlumberger, Ltd. working on offshore oil and gas rigs in the U.S. Gulf of Mexico.  Mr. Knaster holds a PhD in economics from the Russian Academy of Science, an MBA from Harvard
                                        Business School and a BS in Electrical Engineering and
                                        Mathematics from Carnegie-Mellon University.  Mr. Knaster is also a Chartered Financial Analyst and a member of International
                                        Society of Financial Analysts and National Association of
                                        Petroleum Industry Analysts.

                  CLASS III DIRECTORS - TERMS EXPIRING IN 2006

                                                                                                             DIRECTOR
                                                             POSITION WITH NABORS                           OF NABORS
            NAME               AGE                       AND PRIOR BUSINESS EXPERIENCE                        SINCE
            ----               ---                       -----------------------------                        -----
Eugene M. Isenberg...           75      Chairman of the Board, Chairman of the Executive Committee of the       1987
                                        Board and Chief Executive Officer of Nabors since 1987.  Mr.
                                        Isenberg served as a Director of Danielson Holding Company (a financial services holding company) until October 2004.  He has been a Governor of the National Association of Securities
                                        Dealers (NASD) since 1998 and the American Stock Exchange (AMEX)
                                        until 2005.  He has served as a member of the National Petroleum
                                        Council since 2000.  From 1969 to 1982, Mr. Isenberg was
                                        Chairman of the Board and principal shareholder of Genimar, Inc.
                                        (a steel trading and building products manufacturing company), which was sold in 1982.  From 1955 to 1968, Mr. Isenberg was employed in various management capacities with Exxon Corporation.

James C. Flores...              45      Chairman of the Compensation Committee of the Board of Nabors, a        2005
                                        member of the Governance and Nominating Committee and a member of the Audit Committee since 2005. Mr. Flores is currently
                                        Chairman, President and Chief Executive Officer of Plains
                                        Exploration & Production Company, an independent oil and gas company with operations both onshore and offshore principally in
                                        Texas, Louisiana and California. Previously, Mr. Flores was
                                        Chairman of Plains Resources, Inc. and Co-founder, Chairman and
                                        CEO at various times of Ocean Energy, Inc.

            The following sets forth a biographical statement for each executive officer of Nabors who does not also serve on the Board of Directors of
      Nabors:

                                                                   POSITION WITH NABORS
            NAME                AGE                            AND PRIOR BUSINESS EXPERIENCE
            ----                ---                            -----------------------------
Bruce P. Koch...........        45       Vice President and Chief Financial Officer since February 2003, Vice
                                         President-Finance from January 1996 to February 2003, and Corporate
                                         Controller of Nabors from March 1990 to 1995.  He was employed with the accounting firm of Coopers & Lybrand from 1983 to 1990 in a number of capacities, including Audit Manager from 1987 until 1990.

Daniel McLachlin....            67       Vice President-Administration and Secretary of Nabors since 1986.  He was
                                         Manager, Administration of Nabors from 1984 to 1986.  From 1979 to 1984 he was the Vice President, Human Resources of Nabors Drilling Limited, a
                                         subsidiary of Nabors.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934 requires Nabors directors and executive officers, and persons who own more than 10% of a registered class of Nabors' equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common shares and other equity securities of Nabors. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish Nabors with copies of all Section 16(a) forms which they file.

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

            AUDIT COMMITTEE

            The primary purpose of our Audit Committee is to assist the Board in monitoring (a) the quality and integrity of the financial statements of the Company; (b) the independent auditors' qualifications and independence; (c) the performance of the Company's independent auditors; and (d) compliance by the Company with legal and regulatory requirements. The Audit Committee met four times during 2004. The members of the Audit Committee for fiscal 2004 were Myron M. Sheinfeld (Chairman), Jack Wexler and Martin J. Whitman. As of the date of this proxy statement, the members of the Audit Committee are Myron M. Sheinfeld (Chairman), James C. Flores and Martin.

      J. Whitman. The Board has determined that the Audit Committee's current composition satisfies the rules of the AMEX that govern audit committee composition, including the requirement that each member of the Audit Committee be "independent" as that term is defined under the listing standards of the AMEX and specified in Rule 10A-3 under the Securities Exchange Act of 1934. In addition, the Board has determined that Mr. Whitman is an "audit committee financial expert" as defined under the current rules of the SEC.

            CODE OF BUSINESS CONDUCT

            We have adopted a Code of Business Conduct that satisfies the SEC's definition of a "Code of Ethics" and applies to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Conduct is posted on our website at www.nabors.com. We intend to disclose on our website any amendments to the Code of Conduct and any waivers of the Code of Conduct that apply to our principal executive officer, principal financial officer, and principal accounting officer.

ITEM 11.    EXECUTIVE COMPENSATION

            The table below sets forth all reportable compensation awarded to, earned by or paid to the executive officer named in the Summary Compensation Table below (the "Named Executive Officers") for services rendered in all capacities to Nabors and its subsidiaries and whose compensation for the year exceed $100,000 for each of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION                                         LONG-TERM COMPENSATION
                             ----------------------------------------------------  ---------------------------------------
                                                                                            AWARDS
                                                                                   -----------------------
                                                                     OTHER         RESTRICTED   SECURITIES
                                                                     ANNUAL          STOCK      UNDERLYING     ALL OTHER
NAME AND PRINCIPAL                                                COMPENSATION      AWARD(S)     OPTIONS/     COMPENSATION
POSITION                     YEAR     SALARY($)     BONUS($)           ($)           ($) (1)      SARS (2)         ($)
------------------           ----     ---------    ------------   ------------     ----------   ----------    ------------
Eugene M. Isenberg           2004     825,000(3)   2,200,000(4)      208,267(5)        0           950,000         170,432(6)
Chairman of the
Board, Director and          2003     325,000      1,400,000         231,569           0           950,000         248,419
Chief Executive Officer

                             2002     325,000      1,400,000         273,270           0         1,900,000         134,012

                             ----     -------      ---------         -------       ----------   ----------    ------------
Anthony G. Petrello          2004     700,000(7)   1,100,000(8)      100,437(9)        0           475,000         214,125(10)
Director, Deputy
Chairman, President and      2003     275,000        700,000          85,566           0           475,000          80,684
Chief Operating Officer

                             2002     275,000        700,000         112,267           0           950,000          88,031

                             ----     -------      ---------         -------       ----------   ----------    ------------
Bruce P. Koch                2004     200,000         50,000                           0            30,000           8,000(11)
Vice President and
Chief Financial Officer      2003     185,000         45,000               _           0            20,000           7,400

                             2002     185,000         40,000               _           0            25,000           8,325

                             ----     -------      ---------         -------       ----------   ----------    ------------
Daniel McLachlin             2004     100,000         12,500          57,867(12)       0             4,500           3,248(13)
Vice
President-Administration     2003      99,333         10,000          46,089           0             8,500           3,284
and Secretary

                             2002      92,000         10,000          18,636           0             5,000           4,140

                             ====     =======      =========         =======       ==========   ==========    ============

      (1) Each of the Named Executive Officers received the number of restricted stock indicated below, effective February 24, 2005 for performance during 2004. On February 24, 2005, the fair market value of a share of Common Stock of Nabors' was $57.65. The restricted stock awards vest in three equal annual installments beginning on the first anniversary of the date of the grant for Mr. Isenberg and Mr. Petrello and three equal annual installments beginning on the second anniversary of the date of the grant for Mr. Koch and Mr.
            McLachlin: Mr. Isenberg - 100,000, Mr. Petrello - 50,000, Mr. Koch - 1,626 and Mr. McLachlin - 325.

      (2) Each of the Named Executive Officers received the number of options indicated below, effective February 24, 2005 for performance during 2004. The exercise price of the options awarded is $57.65, the closing price per common share on the AMEX on the grant date. The options become fully vested on June 1, 2005: Mr. Isenberg - 350,000, Mr. Petrello - 175,000, Mr. Koch - 5,000 and Mr. McLachlin - 1,000.

      (3)   Includes $44,500 paid as director's fees.

      (4) Mr. Isenberg is entitled to receive an annual bonus as provided in his employment agreement. For each of fiscal years 2004, 2003, and 2002, Mr. Isenberg agreed to accept a bonus that was less than the bonus he was entitled to receive under his employment agreement.

      (5) Includes various club dues; auto allowance; imputed life insurance; tax preparation fees ($56,250); and gross-up amount for auto allowance and tax preparation fees.

      (6) Includes (a) Nabors' matching contributions to a retirement savings plan and a non-qualified deferred compensation plan of $8,200; and
            (b) $162,232 that is the net benefit to Mr. Isenberg of the premiums paid by Nabors, as projected on an actuarial basis, for a split dollar life insurance arrangement (Nabors has suspended additional premium payments under these policies as a result of the adoption of the Sarbanes - Oxley Act of 2002).

      (7)   Includes $44,500 paid as director's fees.

      (8) Mr. Petrello is entitled to receive an annual bonus as provided in his employment agreement. For each of fiscal years 2004 and 2003, Mr. Petrello agreed to accept a bonus that was less than the bonus he was entitled to receive under his employment agreement.

      (9) Includes club dues; auto allowance; imputed life insurance; and gross-up amounts for auto allowance and imputed interest ($100,437).

      (10) Includes (a) Nabors' matching contributions to a retirement savings plan and a non-qualified deferred compensation plan of $8,200; (b) $148,542 that is the net benefit to Mr. Petrello of the premiums paid by Nabors, as projected on an actuarial basis, for a split dollar life insurance arrangement (Nabors has suspended additional premium payments under these policies as a result of the adoption of the Sarbanes - Oxley Act of 2002); and (c) imputed interest of $57,383 on a loan from Nabors in the maximum amount of $2,881,915 pursuant to his employment agreement in connection with his relocation to Houston, the balance of which was $2,881,915 as of March 31, 2005, and on which no interest has been paid or charged thereon.

      (11) Includes Nabors' matching contributions to a retirement savings plan and a non-qualified deferred compensation plan of $8,000.

      (12) Includes club dues; imputed life insurance; foreign service premium; goods & services differential ($25,380); Company reimbursement of moving expenses in connection with a relocation from Houston to Barbados; and a hardship allowance.

      (13) Includes Nabors' matching contributions to a retirement savings plan and a nonqualified deferred compensation plan of $3,248.

      The following table provides information with respect to stock options granted during the fiscal year ended December 31, 2004 to the Named Executive Officers. Nabors did not grant any stock appreciation rights to the Named Executive Officers during the fiscal year ended December 31, 2004.

                          STOCK OPTION/SAR GRANT TABLE

                                    INDIVIDUAL GRANTS
---------------------------------------------------------------------------------------
                       NUMBER OF    % OF TOTAL     EXERCISE
                      SECURITIES      OPTIONS        OR
                       UNDERLYING    GRANTED TO     Base                   GRANT DATE
                        OPTIONS     EMPLOYEES IN    PRICE     EXPIRATION     PRESENT
       NAME             GRANTED      FISCAL YEAR    ($/SH)       DATE      VALUE ($)(1)
-------------------   --------------------------   --------   ----------   ------------
Eugene M. Isenberg     950,000(2)       29.76%      45.91      2/20/2014    12,287,965
Anthony G. Petrello    475,000(2)       14.88%      45.91      2/20/2014     6,143,983
Bruce P. Koch           30,000(3)         .94%      45.91      2/20/2014       388,041
Daniel McLachlin         4,500(3)         .14%      45.91      2/20/2014        58,206

(1) All options are granted at an exercise price equal to the closing price of Nabors' common shares on the date of grant. Therefore, if there is no appreciation in the market value, no value will be realizable. In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Nabors' use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the February 20, 2004 grant date present value: (a) the expected term is assumed to be four years, (b) volatility of 31%, (c) dividend of $0 per share and (d) risk-free rate of return of 2.462%. The figures given are not intended to forecast future price appreciation of the shares. The real value of the options in this table depends solely upon the actual performance of the Nabors' shares during the applicable period.

(2) The options were granted on February 20, 2004 and vest in three equal annual installments beginning on February 20, 2005.

(3) The options were granted on February 20, 2004 and vest in four annual installments beginning on the date of grant.

      The following table provides information with respect to stock options exercised during 2004 and the value as of December 31, 2004 of unexercised in-the-money options held by the Named Executive Officers. The value realized on the exercise of options is calculated using the difference between the per share option exercise price and the market value of a share on the date of the exercise. The value of unexercised in-the-money options at fiscal year end is calculated using the difference between the per share option exercise price and the market value of $51.29 per share at December 31, 2004.

             OPTION EXERCISES DURING 2004 AND YEAR-END OPTION VALUES

                                                                                   VALUE OF UNEXERCISED
                       SHARES                NUMBER OF SECURITIES UNDERLYING            IN-THE-MONEY
                      ACQUIRED     VALUE          UNEXERCISED OPTIONS                    OPTIONS AT
                         ON       REALIZED        AT FISCAL YEAR-END                   FISCAL YEAR-END ($)
       NAME            EXERCISE      ($)     EXERCISABLE / UNEXERCISABLE       EXERCISABLE / UNEXERCISABLE
-------------------   ---------   --------   -------------------------------   -----------------------------
Eugene M. Isenberg           0          0    10,611,745/          1,583,334    238,542,830/      13,053,008
Anthony G. Petrello          0          0     5,478,581/            791,667    127,362,866/       6,526,504
Bruce P. Koch                0          0        96,600/             57,500      2,651,189/         652,500
Daniel McLachlin         2,750     66,159         4,000/             14,500         29,760/         174,810

DIRECTOR COMPENSATION

      Nabors compensates its directors through a combination of an annual retainer and stock options. During 2004 directors received an annual retainer of $50,000 for service on the Board. Beginning in 2005 each director will receive an annual retainer of $50,000; the Chairman of each committee shall receive an additional retainer of $10,000 (except the Chairman of the Audit Committee, who shall receive $25,000), and the Lead Director will receive an annual retainer of $10,000 for service in this capacity. No additional amounts are paid for attendance at Board or committee meetings. Until February 2005 nonemployee directors who served on the Executive Committee received an additional annual retainer of $125,000. In the event of retirement, permanent and total disability or death of a non-employee director who served on the Executive Committee, the $125,000 annual retainer, together with the amount of the annual retainer for serving as a Board member continued for an additional five years following the end of the quarter in which retirement, permanent and total disability, or death occurs. The practices of paying the annual retainer for service on the Executive Committee, together with the additional payments for five years following retirement, were eliminated in February 2005. Upon Mr. Wexler's retirement in February 2005 the Company paid Mr. Wexler a lump sum in the amount of $803,110 in full satisfaction of its obligations to Mr. Wexler under this now discontinued policy.

      Nabors also issues equity incentives to its nonemployee directors to align their interests with Nabors' shareholders. Awards are made pursuant to option plans adopted from time to time for nonemployee directors. On February 20, 2004, each nonemployee director was awarded options to purchase at least 30,000 shares and certain nonemployee directors received additional awards in recognition of their service as a committee member or committee chairman. The awards were as follows: Mr. Payne, 40,000 options; Mr. Schmidt, 40,000 options; Mr. Sheinfeld, 45,000 options; Mr. Wexler, 45,000 options; and Mr. Whitman, 45,000 options. All of the options were granted at a per share price of $45.91, the closing price of the Company's shares on the date of grant. In connection with their appointments to the Board of Directors, on November 9, 2004, Alexander M. Knaster was awarded options to purchase 30,000 shares, and on January 25, 2005, James C. Flores was awarded options to purchase 30,000 shares. Mr. Knaster's options were granted at a per share price of $47.03, and Mr. Flores' options were granted at a per share price of $49.67, in each case, the closing price of the Company's shares on the respective dates of grant. The options generally vest in three equal annual installments beginning on the first anniversary of the date of the grant and are exercisable for ten years from the date of grant. If the amendment to the 2003 Employee Stock Plan is approved by the shareholders at this year's annual general meeting of shareholders, the Company intends to replace the option awards historically made to nonemployee directors with awards of restricted stock. For 2005 the Company intends to award each nonemployee director 10,000 shares of restricted stock, which shall vest pro-rata over 3 years.

      EMPLOYMENT CONTRACTS

      Mr. Isenberg and Mr. Petrello's employment contracts were amended and restated effective October 1, 1996 and both contracts currently are set to expire on September 30, 2009. The expiration date automatically extends for an additional one-year term on each anniversary date, unless Nabors provides notice to the contrary ten days prior to such anniversary. Mr. Isenberg's salary is subject to annual review for increase at the discretion of the Board and the Compensation Committee. The formula for the calculation of his cash bonus remained as it had been under the prior version, a shareholder approved contract, which provided that Mr. Isenberg is entitled to receive an annual cash bonus equal to 6% of Nabors' net cash flow (as defined in the employment contract) in excess of 15% of the average stockholders' equity for such fiscal year. Mr. Petrello's salary is subject to annual review for increase at the discretion of the Board and the Compensation Committee. His annual bonus remained as it had been at the greater of $700,000 or 2% of the net cash flow (as defined in the employment contract) in excess of 15% of the average stockholders' equity in such year. Mr. Isenberg and Mr. Petrello are eligible for stock options and grants; may participate in annual long-term incentive programs, and pension and welfare plans, on the same basis as other executives; and may receive special bonuses from time to time as determined by the Board. Effective June 24, 2002, Mr. Isenberg's and Mr. Petrello's employment contracts were amended to reflect a reduction in salary equivalent to the amount of director's fees to be paid by Nabors as of that date. Pursuant to an Executive Cost Allocation Agreement, a percentage of Mr. Isenberg's and Mr. Petrello's salary, bonus, stock options or other compensation payable pursuant to their employment agreements is paid by Nabors Corporate Services, Inc. for services performed for that company.

      In addition to salary and bonus, each of Mr. Isenberg and Mr. Petrello receive group life insurance at an amount at least equal to three times their respective base salaries; various split-dollar life insurance policies, reimbursement of expenses, various perquisites and a personal umbrella policy in the amount of $5 million. Further, if Mr. Isenberg or Mr. Petrello is subject to the tax imposed by Section 4999 of the Internal Revenue Code, Nabors has agreed to reimburse them for such tax on an after-tax basis. Premiums payable under the split dollar life insurance policies have been suspended as a result of the adoption of the Sarbanes - Oxley Act of 2002.

      In the event that either Mr. Isenberg's or Mr. Petrello's employment contract is terminated by Nabors by reason of death, disability, or any reason other than for cause, or is terminated by either individual for Constructive Termination Without Cause (as defined in the respective agreements) or is terminated as a result of or following a Change in Control (as defined in the respective agreements), the terminated individual will be entitled to receive:
(a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater;
(b) all annual cash bonuses which would have been payable through the expiration date, or three times the highest bonus, (including the imputed value of grants of stock awards and stock options), paid or payable during the last three fiscal years prior to termination, whichever is greater; (c) any restricted stock outstanding, which shall immediately and fully vest; (d) any outstanding stock options, which shall immediately and fully vest; (e) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites) shall be continued through the later of the expiration date or three years after the termination date; (f) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (g) any other or additional benefits in accordance with applicable plans and programs of Nabors. In the event that either Mr. Isenberg's or Mr. Petrello's termination is related to a Change in Control, the terminated individual, at his election, would be entitled to receive a cash amount equal to one dollar less than the amount that would constitute an "excess parachute payment" as defined in Section 280G of the Internal Revenue Code, in place of the salary and bonus referred to in (a) and (b) above. In addition, the terminated individual would be entitled, at his election, to terminate his employment because of such Change in Control, and to receive instead such number of outstanding options, as selected by the individual, an amount of cash in exchange therefor equal to (x) the excess of the Change in Control Price (as defined in the respective agreements) over the exercise price of the options per common share multiplied by (y) the number of options selected by the individual. In addition, the terminated individual would be entitled to a grant of additional vested options exercisable for five years, at a price equal to the average closing price per share during the 20 days prior to the Change in Control in an amount equal to the highest number of options granted during any fiscal year during the period comprising the then current fiscal year and the three fiscal years preceding the Change in Control. In the event that either Mr. Isenberg's or Mr. Petrello's employment contract is terminated for cause or as a result of resignation (other than as described above), the terminated individual will be entitled to receive: (1) base salary through the date of termination; (2) all annual cash bonuses which would have been payable through the date of termination; (3) all restricted stock that has vested on or prior to the date of termination; (4) any outstanding stock options vested on or prior to the date of termination; (5) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites if to be performed following termination); and (6) other or additional benefits in accordance with applicable plans and programs of Nabors. If Mr. Petrello's employment is terminated for any reason, he also is entitled to certain relocation benefits as set forth in his employment agreement.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee for fiscal 2004 was comprised of three independent directors: Mr. Wexler (Chairman) and Mr. Sheinfeld and Mr. Whitman. Mr. Wexler retired in February 2005 and Mr. Flores was appointed to the Compensation Committee in February 2005. None of these directors has ever served as an officer or employee of Nabors or any of its subsidiaries, nor has any participated in any transaction during the last fiscal year required to be disclosed pursuant to the federal proxy rules. No executive officer of Nabors serves on any compensation committee of the board of directors of any entity that has one or more of its executive officers serving as a member of our Compensation Committee. In addition, none of our executive officers serves as a member of the compensation committee of the board of directors of any entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth, as of April 8, 2005, certain information with respect to the beneficial ownership of Nabors' outstanding common shares by (a) each current director, (b) each of the Named Executive Officers, (c) all directors and executive officers as a group, and (d) any other person or entity known by Nabors to be the beneficial owner of more than 5% of Nabors' common shares:

                                                                    COMMON SHARES BENEFICIALLY OWNED
                                                                    --------------------------------
                                                                        NUMBER OF       PERCENT OF
BENEFICIAL OWNER (1)                                                     SHARES          TOTAL(2)
--------------------                                                ----------------   -------------
DIRECTORS
James C. Flores(2) ..............................................           48,000              *
Eugene M. Isenberg (2) (3).......................................        8,423,104          5.11%
Alexander M. Knaster(2) .........................................                0              *
James L. Payne (2)...............................................           51,550              *
Anthony G. Petrello (2)..........................................        4,191,336          2.60%
Hans W. Schmidt (2)..............................................          155,916              *
Myron M. Sheinfeld (2) (4).......................................          151,300              *
Martin J. Whitman (2) (5)........................................          300,364              *

OTHER EXECUTIVE OFFICERS
Bruce P. Koch (2)................................................           37,500              *
Daniel McLachlin (2) ............................................            2,216              *

All Directors/Executive Officers as a group (10 persons) (2)-(5)        13,361,286          7.80%

OTHER
AXA Financial Inc.(6)                                                   22,828,932         14.45%
FMR Corp. (7)                                                           11,174,978          7.07%

------------
*     Less than 1%

(1) The address of each of the directors and officers listed is in care of Nabors Industries Ltd., 2nd Floor International Trading Centre, Warrens, P.O. Box 905E, St. Michael, Barbados.

(2) As of April 8, 2005, Nabors had 158,016,454 shares outstanding and entitled to vote. For purposes of this table, "beneficial ownership" is determined in accordance with Rule 13d-3 under the U.S. Securities Exchange Act of 1934, pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any common shares that such person has the right to acquire within 60 days. We have included in the table common shares underlying fully vested stock options (without giving effect to accelerated vesting that might occur in certain circumstances). For purposes of computing the percentage of outstanding common shares held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days (as well as common shares underlying fully vested stock options) are deemed to be outstanding, but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

      The number of common shares underlying fully vested stock options included in the table are as follows: Mr. Isenberg - 6,748,836; Mr. Payne - 47,500; Mr. Petrello - 4,090,324; Mr. Schmidt - 153,166; Mr. Sheinfeld - 134,165;
      Mr. Whitman - 137,498; Mr. Koch - 37,500; Mr. McLachlin - 2,125, and all directors and Named Executive Officers as a group - 11,351,114.

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

(5) The shares listed for Mr. Whitman include 132,819 common shares owned by M.J. Whitman & Co., Inc. Because Mr. Whitman is a majority stockholder in M.J. Whitman & Co., Inc., he may be deemed to have beneficial ownership of the Nabors shares owned by that company.

(6) Based solely on the information contained in Schedule 13G of AXA Financial, Inc. and certain of its affiliates filed with the Securities and Exchange Commission on February 14, 2005, the shares listed include
      (i) 22,562,040 shares beneficially owned by Alliance Capital Management L.P., (ii) 238,818 shares beneficially owned by AXA Equitable Life Insurance Company, (iii) 1,000 shares beneficially owned by AXA Rosenberg Investment Management LLC. AXA Financial, Inc. has sole voting power with respect to 15,111,257 shares and sole dispositive power with respect to 22,801,858 shares. The address of AXA Financial, Inc.'s principal business office is 1290 Avenue of the Americas, New York, NY 10104.

(7) Based solely on the information contained in Schedule 13G of FMR Corp. filed with the Securities and Exchange Commission on February 14, 2005, the shares listed include (i) 10,102,712 shares beneficially owned by Fidelity Management & Research Company, (ii) 823,808 shares beneficially owned by Fidelity Management Trust Company, (iii) 247,200 shares beneficially owned by Fidelity International Limited, and (iv) 1,258 shares beneficially owned by Strategic Advisers Inc.. FMR Corp. has sole voting power with respect to 984,566 shares and sole dispositive power with respect to 11,174,978 shares. The address of FMR Corp.'s principal business office is 82 Devonshire Street, Boston, Massachusetts 02109.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            This section discusses certain direct and indirect relationships and transactions involving Nabors and any director or Named Executive Officer.

            Mr. Petrello has a loan from Nabors in the maximum amount of $2,881,915 pursuant to his employment agreement in connection with his relocation to Houston, the balance of which was $2,881,915 as of December 31, 2004. The repayment of the loan was automatically extended for an additional year on each anniversary of his employment agreement. In September 2002 Mr. Petrello signed a waiver discontinuing the automatic extensions of the loan repayment. The loan is scheduled to be paid on or before September 30, 2006 and shall not be further extended.

            The adult son of one of our directors for fiscal 2004, Jack Wexler, is an employee of Nabors Corporate Services, Inc., a subsidiary of Nabors, and has been employed by Nabors since February 1, 1992. Mr. Wexler retired from the Board in February 2005. The employee is paid an annual salary above $60,000 and is eligible to receive cash bonuses and stock options.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            INDEPENDENT AUDITOR FEES

            The following table summarizes the aggregate fees for professional services rendered by PricewaterhouseCoopers(1). The Audit Committee pre-approved fiscal 2004 services and approved fiscal 2003 services.

                          2004             2003
                          ----             ----
Audit Fees           $    4,787,460   $   2,012,778
Audit-Related Fees          314,799         297,058
Tax Fees                  1,015,845       1,349,954
All Other Fees                                    -
                     --------------   -------------
Total                $    6,118,104   $   3,659,790
                     ==============   =============

            The Audit Fees for the years ended December 31, 2004 and 2003, respectively, include fees for professional services rendered for the audits of the consolidated financial statements of the Company, registration statements, statutory and subsidiary audits, issuance of comfort letters, consents, and accounting consultation attendant to the audit. Additionally, audit fees for 2004 include the audit of management's report on the effectiveness of the Company's internal control over financial reporting and PricewaterhouseCooper's own audit of the Company's internal control over financial reporting, in each case as required by
      Section 404 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules.

            The Audit-Related Fees as of the years ended December 31, 2004 and 2003 include audits of employee benefit plans, agreed upon procedures engagements and consultations concerning financial accounting and reporting standards. Additionally, audit related fees for the year 2003 include work performed in anticipation of the

----------

(1) The aggregate fees included in Audit Fees are fees billed for the fiscal years for the audit of the registrant's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

      requirements of Section 404 of the Sarbanes-Oxley Act of 2002, limited to data entry of the Company's policies and procedures into the project management database of Section 404 compliance.

            Tax Fees as of the years ended December 31, 2004 and 2003, respectively, include services related to tax compliance, including the preparation of tax returns and claims for refund; and tax planning and tax advice.

            There were no other professional services rendered during 2004 or 2003.

            PREAPPROVAL OF INDEPENDENT AUDITOR SERVICES. The Audit Committee preapproves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"), the Company's independent auditors. The Chairman of the Audit Committee may preapprove additional permissible proposed non-audit services that arise between Committee meetings, provided that the decision to pre-approve the service is presented for ratification at the next regularly scheduled Committee meeting.

                                     PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENTS

(a)   The required Financial Statements were previously filed on this Form 10-K

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

4.5 Indenture, dated August 22, 2002, among Nabors Holdings 1, ULC, as issuer,

               NaborsIndustries, Inc. and Nabors Industries Ltd., as guarantors, and Bank One, N.A., with respect to Nabors Holdings 1, ULC's
               Series A and Series B 4.875% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Nabors Holdings 1, ULC's
               Registration Statement on Form S-4 (Registration No.
               333-10049301) filed with the Commission on October 11, 2002).

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

4.12           Indenture, dated as of December 13, 2004, by and among Nabors
               Industries, Inc.,

            Nabors Industries, Inc., Nabors Industries Ltd., and J.P. Morgan
            Trust Company, National Association, with respect to Nabors
            Industries, Inc.'s Series B Zero Coupon Senior Exchangeable Notes due 2023 (filed on March 7, 2005 with the Form 10-K for the fiscal year ended 2004).

10.1(+)     1996 Employee Stock Plan (incorporated by reference to Nabors
            Industries Inc.'s Registration Statement on Form S-8, Registration
            No. 333-11313, filed September 3, 1996).

10.2(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.4 to Nabors Industries Inc.'s Form 10-K,
            File No. 1-9245, filed December 30, 1996).

10.3(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello
            (incorporated by reference to Exhibit 10.5 to Nabors Industries
            Inc.'s Form 10-K, File No. 1-9245, filed December 30, 1996).

10.4(+)     Employment Agreement effective October 1, 1996 between Nabors
            Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.'s Form 10-Q, File No.
            1-9245, filed May 16, 1997).

10.5(+)     First Amendment to Amended and Restated Employment Agreement between
            Nabors Industries, Inc., Nabors Industries Ltd. And Eugene M.
            Isenberg dated as of June 24, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.'s Form 10-Q, File No.
            000-49887, filed August 14, 2002).

10.6(+)     Second Amendment to Employment Agreement between Nabors Industries,
            Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July
            17, 2002 (incorporated by reference to Exhibit 10.1 to Nabors
            Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14,
            2002).

10.7(+)     Employment Agreement effective October 1, 1996 between Nabors
            Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.'s Form 10-Q, File No.
            1-9245, filed May 16, 1997).

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

10.10(+)    Waiver dated as of September 27, 2002 pursuant to Section 9.[c] and
            Schedule 9.[c] of the Amended Employment Agreement among Nabors
            Industries, Inc., Nabors Industries Ltd., and Anthony G. Petrello
            (incorporated by reference to Exhibit 10.1 to Nabors Industries
            Ltd.'s Form 10-Q, File No. 000-49887, filed November 14, 2002).

10.11(+)    Nabors Industries, Inc. 1996 Chairman's Executive Stock Plan
            (incorporated by reference to Exhibit 10.17 to Nabors Industries
            Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.12(+)    Nabors Industries, Inc. 1996 Executive Officers Stock Plan
            (incorporated by reference to Exhibit 10.18 to Nabors Industries
            Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.13(+)    Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan
            (incorporated by reference to Exhibit 10.9 to Nabors Industries
            Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.14(+)    Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan
            (incorporated by reference to Exhibit 10.20 to Nabors Industries
            Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.15(+) Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.'s Form 10-K,
            File No. 1-9245, filed March 31, 1999).

10.16(+)    Nabors Industries, Inc. 1998 Chairman's Executive Stock Plan
            (incorporated by reference to Exhibit 10.20 to Nabors Industries
            Inc.'s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.17(+)    Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee
            Directors (incorporated by reference to Exhibit 10.21 to Nabors
            Industries Inc.'s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.18(+)    Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for
            Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.'s Form 10-K, File No. 1-09245, filed March
            19, 2002).

10.19(+) 1999 Pool Employee/Director Option Exchange Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.'s Form 10-K,
            File No. 1-09245, filed March 19, 2002).

10.20       Form of Indemnification Agreement entered into between Nabors
            Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.'s Form 10-

            K, FileNo. 000-49887, filed March 31, 2003).

10.21(+)    Amended and Restated 1999 Stock Option Plan for Non-Employee
            Directors (amended on May 2, 2003) (incorporated by reference to
            Exhibit 10.29 to Nabors Industries Ltd.'s Form 10-Q, File No.
            000-49887, filed May 12, 2003).

10.22(+)    2003 Employee Stock Option Plan (incorporated by reference to Annex
            D of Nabors Industries Ltd.'s Notice of 2003 Annual General Meeting of Shareholders and Proxy Statement, File No. 000-49887, filed May
            8, 2003).

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

            2005).

12 Computation of Ratios (filed on March 7, 2005 with the Form 10-K for the fiscal year ended 2004)

14          Code of Business Conduct (incorporated by reference to Exhibit 14 to
            Nabors Industries Ltd.'s Form 10-K, File No. 000-49887, filed March
            15, 2004).

21          Significant Subsidiaries of Nabors Industries Ltd. (filed on March
            7, 2005 with the Form 10-K for the fiscal year ended 2004)

23          Consent of Independent Registered Public Accounting Firm. (filed on
            March 7, 2005 with the Form 10-K for the fiscal year ended 2004)

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

                                 NABORS INDUSTRIES LTD.

                                 By: /s/ Eugene M. Isenberg
                                     -------------------------------------------
                                     Eugene M. Isenberg
                                     Chairman and Chief Executive Officer

                                 By: /s/ Bruce P. Koch
                                     -------------------------------------------
                                     Bruce P. Koch
                                     Vice President and Chief Financial Officer

                                 Date: May 2, 2005

                                  EXHIBIT INDEX

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

4.12           Indenture, dated as of December 13, 2004, by and among Nabors
               Industries, Inc., Nabors Industries Ltd., and J.P. Morgan Trust
               Company, National Association, with respect to Nabors Industries,
               Inc.'s Series B Zero Coupon Senior Exchangeable Notes due 2023
               (filed on March 7, 2005 with the Form 10-K for the fiscal year ended 2004).

10.1(+)        1996 Employee Stock Plan (incorporated by reference to Nabors
               Industries Inc.'s Registration Statement on Form S-8,
               Registration No. 333-11313, filed September 3, 1996).

10.2(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg
               (incorporated by reference to Exhibit 10.4 to Nabors Industries
               Inc.'s Form 10-K, File No. 1-9245, filed December 30, 1996).

10.3(+) 1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello
               (incorporated by reference to Exhibit 10.5 to Nabors Industries
               Inc.'s Form 10-K, File No. 1-9245, filed December 30, 1996).

10.4(+)        Employment Agreement effective October 1, 1996 between Nabors
               Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.'s Form 10-Q,
               File No. 1-9245, filed May 16, 1997).

10.5(+) First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. And
               Eugene M. Isenberg dated as of June 24, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.'s Form 10-Q,
               File No. 000-49887, filed August 14, 2002).

10.6(+)        Second Amendment to Employment Agreement between Nabors
               Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002 (incorporated by reference to Exhibit
               10.1 to Nabors Industries Ltd.'s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.7(+)        Employment Agreement effective October 1, 1996 between Nabors
               Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.'s Form 10-Q,
               File No. 1-9245, filed May 16, 1997).

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

10.10(+) Waiver dated as of September 27, 2002 pursuant to Section 9.[c] and Schedule 9.[c] of the Amended Employment Agreement among
               Nabors Industries, Inc., Nabors Industries Ltd., and Anthony G.
               Petrello (incorporated by reference to Exhibit 10.1 to Nabors
               Industries Ltd.'s Form 10-Q, File No. 000-49887, filed November
               14, 2002).

10.11(+)       Nabors Industries, Inc. 1996 Chairman's Executive Stock Plan
               (incorporated by reference to Exhibit 10.17 to Nabors Industries
               Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.12(+)       Nabors Industries, Inc. 1996 Executive Officers Stock Plan
               (incorporated by reference to Exhibit 10.18 to Nabors Industries
               Inc.'s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.13(+)       Nabors Industries, Inc. 1996 Executive Officers Incentive Stock
               Plan (incorporated by reference to Exhibit 10.9 to Nabors
               Industries Inc.'s Form 10-K, File No. 1-9245, filed December 29,
               1997).

10.14(+)       Nabors Industries, Inc. 1997 Executive Officers Incentive Stock
               Plan (incorporated by reference to Exhibit 10.20 to Nabors
               Industries Inc.'s Form 10-K, File No. 1-9245, filed December 29,
               1997).

10.15(+) Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.'s Form 10-K,
               File No. 1-9245, filed March 31, 1999).

10.16(+)       Nabors Industries, Inc. 1998 Chairman's Executive Stock Plan
               (incorporated by reference to Exhibit 10.20 to Nabors Industries
               Inc.'s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.17(+)       Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee
               Directors (incorporated by reference to Exhibit 10.21 to Nabors
               Industries Inc.'s Form 10-K, File No. 1-9245, filed March 31,
               1999).

10.18(+)       Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for
               Non-Employee Directors (incorporated by reference to Exhibit
               10.19 to Nabors Industries Inc.'s Form 10-K, File No. 1-09245, filed March 19, 2002).

10.19(+) 1999 Pool Employee/Director Option Exchange Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.'s Form 10-K,
               File No. 1-09245, filed March 19, 2002).

10.20          Form of Indemnification Agreement entered into between Nabors
               Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.'s Form 10-K, FileNo.
               000-49887, filed March 31, 2003).

10.21(+)       Amended and Restated 1999 Stock Option Plan for Non-Employee
               Directors (amended on May 2, 2003) (incorporated by reference to
               Exhibit 10.29 to Nabors Industries Ltd.'s Form 10-Q, File No.
               000-49887, filed May 12, 2003).

10.22(+)       2003 Employee Stock Option Plan (incorporated by reference to
               Annex D of Nabors Industries Ltd.'s Notice of 2003 Annual General
               Meeting of Shareholders and Proxy Statement, File No. 000-49887, filed May 8, 2003).

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

12 Computation of Ratios (filed on March 7, 2005 with the Form 10-K for the fiscal year ended 2004)

14 Code of Business Conduct (incorporated by reference to Exhibit 14 to Nabors Industries Ltd.'s Form 10-K, File No. 000-49887, filed
               March 15, 2004).

21             Significant Subsidiaries of Nabors Industries Ltd. (filed on
               March 7, 2005 with the Form 10-K for the fiscal year ended 2004)

23             Consent of Independent Registered Public Accounting Firm. (filed on March 7, 2005 with the Form 10-K for the fiscal year ended
               2004)

31.1           Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M.
               Isenberg, Chairman and Chief Executive Officer of Nabors
               Industries Ltd. *

31.2           Rule 13a-14(a)/15d-14(a) Certification, executed by Bruce P.
               Koch, Vice President and Chief Financial Officer of Nabors
               Industries Ltd. *


--------------
*     Filed herewith.

(+)   Management contract or compensatory plan or arrangement.