Form 10-Q
period 2005-03-31
NABORS INDUSTRIES LTD
filed 2005-05-06
CIK 1163739

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                        COMMISSION FILE NUMBER: 000-49887

                              --------------------

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

                              --------------------

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

                                 Yes [X] No [ ]

      The number of common shares, par value $.001 per share, outstanding as of April 29, 2005 was 158,030,887. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 207,030 exchangeable shares outstanding as of April 29, 2005 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

================================================================================

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
                          PART I FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 2005 and
           December 31, 2004...........................................................     2

           Consolidated Statements of Income for the Three Months
           Ended March 31, 2005 and 2004...............................................     3

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2005 and 2004...............................................     4

           Consolidated Statements of Changes in Shareholders' Equity for the Three
           Months Ended March 31, 2005 and 2004........................................     5

           Notes to Consolidated Financial Statements..................................     7

           Report of Independent Registered Public Accounting Firm.....................    20

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................    21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .................    29

Item 4.    Controls and Procedures.....................................................    30

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................    30

Item 6.    Exhibits....................................................................    30

Signatures.............................................................................    32

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                     MARCH 31,       DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               2005              2004
                                                                   -------------     ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                        $     462,925     $    384,709
  Short-term investments                                                 545,556          515,842
  Accounts receivable, net                                               646,598          540,103
  Inventory                                                               31,984           28,653
  Deferred income taxes                                                   34,093           39,599
  Other current assets                                                    71,265           72,068
                                                                   -------------     ------------
    Total current assets                                               1,792,421        1,580,974

Long-term investments                                                    545,975          510,496
Property, plant and equipment, net                                     3,358,068        3,275,495
Goodwill, net                                                            331,251          327,225
Other long-term assets                                                   160,512          168,419
                                                                   -------------     ------------
    Total assets                                                   $   6,188,227     $  5,862,609
                                                                   -------------     ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                $     809,562     $    804,550
  Trade accounts payable                                                 227,125          211,600
  Accrued liabilities                                                    183,904          171,234
  Income taxes payable                                                    20,088           11,932
                                                                   -------------     ------------
    Total current liabilities                                          1,240,679        1,199,316

Long-term debt                                                         1,196,389        1,201,686
Other long-term liabilities                                              141,125          146,337
Deferred income taxes                                                    391,603          385,877
                                                                   -------------     ------------
    Total liabilities                                                  2,969,796        2,933,216
                                                                   -------------     ------------

Commitments and contingencies (Note 5)

Shareholders' equity:
  Common shares, par value $.001 per share:
    Authorized common shares 400,000;
      issued and outstanding 157,633 and 149,861, respectively               158              150
  Capital in excess of par value                                       1,536,916        1,358,374
  Unearned compensation                                                  (16,964)               -
  Accumulated other comprehensive income                                 148,267          148,229
  Retained earnings                                                    1,550,054        1,422,640
                                                                   -------------     ------------
    Total shareholders' equity                                         3,218,431        2,929,393
                                                                   -------------     ------------
    Total liabilities and shareholders' equity                     $   6,188,227     $  5,862,609
                                                                   -------------     ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                2005            2004
                                                                   -------------    -------------
Revenues and other income:
  Operating revenues                                               $     783,728    $     592,981
  Earnings from unconsolidated affiliates                                  2,003            3,822
  Investment income                                                       11,788           12,253
                                                                   -------------    -------------
    Total revenues and other income                                      797,519          609,056
                                                                   -------------    -------------

Costs and other deductions:
  Direct costs                                                           474,626          390,040
  General and administrative expenses                                     58,641           45,599
  Depreciation and amortization                                           68,188           60,488
  Depletion                                                               12,353           15,610
  Interest expense                                                        10,737           15,859
  Losses (gains) on sales of long-lived assets,
   impairment charges and other expense (income), net                      3,871            1,329
                                                                   -------------    -------------
    Total costs and other deductions                                     628,416          528,925
                                                                   -------------    -------------

Income before income taxes                                               169,103           80,131
                                                                   -------------    -------------

Income tax expense:
  Current                                                                 12,215            4,205
  Deferred                                                                29,474            4,209
                                                                   -------------    -------------
    Total income tax expense                                              41,689            8,414
                                                                   -------------    -------------

Net income                                                         $     127,414    $      71,717
                                                                   -------------    -------------

Earnings per share:
  Basic                                                            $         .84    $         .48
  Diluted                                                          $         .80    $         .46

Weighted-average number of common shares outstanding:
  Basic                                                                  152,165          147,984
                                                                   -------------    -------------
  Diluted                                                                158,777          163,110
                                                                   -------------    -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
(IN THOUSANDS)                                                                 2005             2004
                                                                           ------------     -----------
Cash flows from operating activities:
Net income                                                                 $    127,414     $    71,717
Adjustments to net income:
   Depreciation and amortization                                                 68,188          60,488
   Depletion                                                                     12,353          15,610
   Deferred income tax expense                                                   29,474           4,209
   Deferred financing costs amortization                                          1,221           1,355
   Pension liability amortization                                                   120             214
   Discount amortization on long-term debt                                        5,134           5,022
   Amortization of loss on cash flow hedges                                          38              38
   Losses on long-lived assets, net                                               1,888              26
   Gains on investments, net                                                     (1,448)         (5,748)
   (Gains) losses on derivative instruments                                        (928)          2,536
   Amortization of unearned compensation                                            483               -
   Foreign currency transaction losses                                              271             119
   Equity in earnings from unconsolidated affiliates, net of dividends             (503)         (3,797)
Increase (decrease) from changes in:
   Accounts receivable                                                         (106,471)        (63,866)
   Inventory                                                                     (3,140)          3,251
   Other current assets                                                           3,558            (194)
   Other long-term assets                                                         (227)           1,464
   Trade accounts payable and accrued liabilities                                14,040          18,310
   Income taxes payable                                                           9,314          (6,409)
   Other long-term liabilities                                                    2,395          (2,267)
                                                                           ------------     -----------
Net cash provided by operating activities                                       163,174         102,078
                                                                           ------------     -----------

Cash flows from investing activities:
   Purchases of investments                                                    (179,700)       (250,151)
   Sales and maturities of investments                                          120,740         201,933
   Cash paid for acquisitions of businesses, net                                 (6,775)              -
   Capital expenditures                                                        (173,780)       (112,460)
   Proceeds from sales of assets and insurance claims                             3,203             164
                                                                           ------------     -----------
Net cash used for investing activities                                         (236,312)       (160,514)
                                                                           ------------     -----------

Cash flows from financing activities:
   Increase in short-term borrowings                                              1,684               -
   Increase in cash overdrafts                                                   13,376           3,411
   Reduction of long-term debt                                                        -          (1,355)
   Proceeds from issuance of common shares                                      136,938          39,340
                                                                           ------------     -----------
Net cash provided by financing activities                                       151,998          41,396
                                                                           ------------     -----------

Effect of exchange rate changes on cash and cash equivalents                       (644)          2,155
                                                                           ------------     -----------

Net increase (decrease) in cash and cash equivalents                             78,216         (14,885)
Cash and cash equivalents, beginning of period                                  384,709         579,737
                                                                           ------------     -----------
Cash and cash equivalents, end of period                                   $    462,925     $   564,852
                                                                           ------------     -----------

   The accompanying notes are an integral part of these consolidated financial statements.

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            ACCUMULATED OTHER
                                                                      COMPREHENSIVE INCOME (LOSS)
                                                          ------------------------------------------------
                                                          UNREALIZED
                    COMMON SHARES                            GAINS      MINIMUM    UNREALIZED
                    ------------- CAPITAL IN              (LOSSES) ON   PENSION     LOSS ON    CUMULATIVE                 TOTAL
                             PAR  EXCESS OF    UNEARNED   MARKETABLE   LIABILITY   CASH FLOW   TRANSLATION   RETAINED  SHAREHOLDERS'
(IN THOUSANDS)      SHARES  VALUE PAR VALUE  COMPENSATION SECURITIES   ADJUSTMENT    HEDGES    ADJUSTMENT    EARNINGS     EQUITY
                    ------  ----- ---------- ------------ -----------  ----------  ----------  -----------  ---------- -------------
Balances, December
   31, 2004         149,861 $ 150 $1,358,374 $          - $       271  $   (2,419) $   (1,143) $   151,520  $1,422,640 $  2,929,393
                    ------- ----- ---------- ------------ -----------  ----------  ----------  -----------  ---------- ------------
Comprehensive
 income (loss):
 Net income                                                                                                    127,414      127,414
 Translation
  adjustment                                                                                        (4,573)                  (4,573)
 Unrealized gains
  on marketable
  securities, net
  of income taxes
  of $643                                                       6,778                                                         6,778
  Less:
   reclassification
   adjustment for
   gains included
   in net income,
   net of income
   taxes of $23                                                (2,281)                                                       (2,281)
Pension liability
  amortization, net
  of income taxes
  of $44                                                                       76                                                76
 Amortization of
  loss on cash
  flow hedges                                                                              38                                    38
                    ------- ----- ---------- ------------ -----------  ----------  ----------  -----------  ---------- -------------
   Total
    comprehensive
    income (loss)        -      -          -            -       4,497          76          38       (4,573)    127,414      127,452
                    ------- ----- ---------- ------------ -----------  ----------  ----------  -----------  ---------- ------------
Issuance of common
  shares for stock
  options exercised   7,761     8    136,930                                                                                136,938
Nabors Exchangeco
  shares exchanged       11                                                                                                       -
Tax effect of stock
  option deductions                   24,165                                                                                 24,165
Grants of
  restricted
  stock awards                        17,447      (17,447)                                                                        -
Amortization of
   unearned
   compensation                                       483                                                                       483
                    ------- ----- ---------- ------------ -----------  ----------  ----------  -----------  ---------- ------------
     Subtotal         7,772     8    178,542      (16,964)          -           -           -            -           -      161,586
                    ------- ----- ---------- ------------ -----------  ----------  ----------  -----------  ---------- ------------
Balances, March 31,
 2005               157,633 $ 158 $1,536,916 $    (16,964)$     4,768  $   (2,343) $   (1,105) $   146,947  $1,550,054 $  3,218,431
                    ------- ----- ---------- ------------ -----------  ----------  ----------  -----------  ---------- ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (CONTINUED)
                                   (UNAUDITED)

                                                                      ACCUMULATED OTHER
                                                                  COMPREHENSIVE INCOME (LOSS)
                                                        --------------------------------------------------
                             COMMON SHARES                UNREALIZED     MINIMUM    UNREALIZED
                             -------------  CAPITAL IN  GAINS (LOSSES)   PENSION     LOSS ON   CUMULATIVE                 TOTAL
                                      PAR   EXCESS OF   ON MARKETABLE   LIABILITY   CASH FLOW  TRANSLATION RETAINED   SHAREHOLDERS'
(IN THOUSANDS)               SHARES  VALUE  PAR VALUE     SECURITIES    ADJUSTMENT    HEDGES   ADJUSTMENT  EARNINGS      EQUITY
                             ------- -----  ----------  --------------  ----------  ---------- ----------- ---------- ------------
Balances, December 31,
   2003                      146,656 $ 147  $1,270,362     $  4,969     $  (2,815)   $ (1,294)  $  98,723  $1,120,183 $   2,490,275
                             ------- -----  ----------     --------     ---------    --------   ---------  ---------- -------------
Comprehensive income
   (loss):
   Net income                                                                                                  71,717        71,717
   Translation adjustment                                                                          (6,428)                   (6,428)
   Unrealized gains on
      marketable securities,
      net of  income taxes
      of $1,209                                               2,059                                                           2,059
      Less: reclassification
        adjustment for gains
        included in net
        income, net of
        income taxes of
        $1,100                                               (1,874)                                                         (1,874)
   Pension liability
      amortization, net of
      income taxes of $79                                                     135                                               135
   Amortization of loss on
      cash flow hedges                                                                     38                                    38
                             ------- -----  ----------     --------     ---------    --------   ---------  ---------- -------------
        Total comprehensive
            income (loss)          -     -           -          185           135          38      (6,428)     71,717        65,647
                             ------- -----  ----------     --------     ---------    --------   ---------  ---------- -------------
Issuance of common
   shares for stock options
   exercised                   1,777     2      39,338                                                                       39,340
Nabors Exchangeco
   shares exchanged               87                                                                                              -
Tax effect of stock option
   deductions                                   15,090                                                                       15,090
                             ------- -----  ----------     --------     ---------    --------   ---------  ---------- -------------
        Subtotal               1,864     2      54,428            -             -           -           -           -        54,430
                             ------- -----  ----------     --------     ---------    --------   ---------  ---------- -------------
Balances, March 31,
   2004                      148,520 $ 149  $1,324,790     $  5,154     $  (2,680)   $ (1,256)  $  92,295  $1,191,900 $   2,610,352
                             ------- -----  ----------     --------     ---------    --------   ---------  ---------- -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                     NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS

      Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 660 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 215 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 43 platform, 19 jack-up units and three barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 17 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We time charter a fleet of 28 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software. We have also made selective investments in oil and gas exploration, development and production activities.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

      The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2004. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2005, and the results of our operations and our cash flows for the three months ended March 31, 2005 and 2004, in accordance with GAAP. Interim results for the three months ended March 31, 2005 may not be indicative of results that will be realized for the full year ending December 31, 2005.

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

      Investments in entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $67.9 million and $67.1 million as of March 31, 2005 and December 31, 2004, respectively, and are included in other long-term assets in our consolidated balance sheets.

STOCK-BASED COMPENSATION

      We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of Nabors common shares at the date of grant over the amount an employee must pay to acquire the common shares. We grant options at prices equal to the market price of our shares on the date of grant and therefore do not record compensation expense related to these grants. For restricted stock awards, we record unearned compensation in shareholders' equity equal to the market value of the restricted shares on the date of grant with an offset to capital in excess of par value. Unearned compensation is charged to expense over the vesting period of the restricted stock awards. As the restrictions on the restricted stock awards are removed, which occurs as the restricted stock awards vest, shares are issued and the par value of the shares are reclassified from capital in excess of par value to common shares. Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on our net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation. Under the provisions of SFAS 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant. For stock options, fair value is estimated using an option pricing model such as the Black-Scholes option-pricing model (which we use in our calculations), and compensation cost is amortized over the applicable option vesting period.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 2005            2004
                                                     ------------    -----------
Net income, as reported                              $    127,414    $   71,717
Add: Stock-based compensation expense, relating
  to restricted stock awards, included in reported
  net income, net of related tax effects                      304             -
Deduct: Total stock-based employee compensation
  expense determined under the fair value method
  for all awards, net of related tax effects               (9,077)       (3,838)
                                                     ------------    ----------
Pro forma net income - basic                              118,641        67,879
                                                     ------------    ----------
Add: Interest expense on assumed conversion of
  our zero coupon senior convertible/exchangeable
  debentures/notes, net of tax                                  -         3,081
                                                     ------------    ----------
Adjusted pro forma net income - diluted              $    118,641    $   70,960
                                                     ------------    ----------
Earnings per share:
     Basic - as reported                             $        .84    $      .48
     Basic - pro forma                               $        .78    $      .46

     Diluted - as reported                           $        .80    $      .46
     Diluted - pro forma                             $        .75    $      .44

RECENT ACCOUNTING PRONOUNCEMENTS

      As discussed under Stock-Based Compensation above, we currently account for stock-based compensation as prescribed by APB 25, and because we grant options at prices equal to the market price of our shares on the date of the grant we do not record compensation expense related to these grants in our consolidated statements of income. On December 16, 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment," which will eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. The statement will be effective for stock options granted, modified, or settled in cash in annual periods beginning after June 15, 2005 (2006 for Nabors). Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the statement, compensation cost will be measured and recorded in our consolidated statements of income based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," presented above. The statement may have a material adverse effect on our results of operations during the periods of adoption and annual and interim periods thereafter. The impact that the adoption of this statement in its current form on January 1, 2005 or 2004 would have had on our net income and basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 is presented in the table above.

NOTE 3 INCOME TAXES

      Our effective income tax rate was 24.7% during the three months ended March 31, 2005 compared to 10.5% during the prior year quarter. The increase in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the U.S. during the three months ended March 31, 2005 compared to the prior year quarter. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate.

NOTE 4 COMMON SHARES

      In February 2005, the Compensation Committee of our Board of Directors granted restricted stock awards to certain of our executive officers and other key employees. In conjunction with this grant, we awarded 302,971 restricted shares at a market price of $57.65 to these individuals. We recorded unearned compensation totaling $17.5 million in shareholders' equity, equal to the market value of the restricted shares on the date of grant, and will charge the unearned compensation to expense over the vesting period of the restricted stock awards (which ranges from 3 to 4 years). During the three months ended March 31, 2005, $.5 million was charged to compensation expense and is included in general and administrative expenses in our consolidated statement of income.

NOTE 5 COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

      Self-Insurance Accruals. We are self-insured for certain losses relating to workers' compensation, employers' liability, general liability, automobile liability and property damage. Effective April 1, 2005, with our insurance renewal, certain changes have been made to our insurance coverage resulting in additional loss exposure. In addition to the insurance retentions that we are responsible for relating to rig, equipment, property and business interruption risk, we are now responsible for 30% of all losses in excess of those retentions.

LITIGATION

      Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of their business. In the opinion of management, our ultimate liability with respect to these pending lawsuits is not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

GUARANTEES

      We enter into various agreements and obligations providing financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program, other financial surety instruments such as bonds, and guarantees of residual value in certain of our operating lease agreements. We have also guaranteed payment of contingent consideration in conjunction with two separate acquisitions completed during 2002 and the first quarter of 2005, which is based on future operating results of those businesses. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

      Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                      MAXIMUM AMOUNT
                                 ---------------------------------------------------------
                                 REMAINDER
(IN THOUSANDS)                    OF 2005       2006       2007     THEREAFTER     TOTAL
                                 ---------   ----------   -------   ----------   ---------
Financial standby letters of
   credit and other financial
   surety instruments            $  70,078   $   12,264   $     -   $    1,185   $  83,527
Guarantee of residual value in
   lease agreements                    540           65         -            -         605
Contingent consideration in
   acquisitions                      1,875        1,333       708        2,834       6,750
                                 ---------   ----------   -------   ----------   ---------

Total                            $  72,493   $   13,662   $   708   $    4,019   $  90,882
                                 ---------   ----------   -------   ----------   ---------

NOTE 6 EARNINGS PER SHARE

      A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  -------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2005      2004
                                                  --------   --------
Net income (numerator):
      Net income - basic                          $127,414   $ 71,717
      Add interest expense on assumed
         conversion of our zero coupon
         convertible/exchangeable senior
         debentures/notes, net
         of tax:
         $1.381 billion due 2021 (1)                     -      3,081
         $700 million due 2023 (2)                       -          -
                                                  --------   --------
      Adjusted net income - diluted               $127,414   $ 74,798
                                                  --------   --------

Earnings per share:
      Basic                                       $    .84   $    .48
      Diluted                                     $    .80   $    .46

Shares (denominator):
      Weighted-average number of shares
         outstanding - basic (3)                   152,165    147,984
      Net effect of dilutive stock options and
         warrants based on the treasury stock
         method                                      6,612      6,635
      Assumed conversion of our zero
         coupon convertible/exchangeable senior
         debentures/notes:
         $1.381 billion due 2021 (1)                     -      8,491
         $700 million due 2023 (2)                       -          -
                                                  --------   --------
      Weighted-average number of shares
         outstanding - diluted                     158,777    163,110
                                                  --------   --------

(1) Diluted earnings per share for the three months ended March 31, 2004 reflects the assumed conversion of our $1.381 billion zero coupon convertible senior debentures due 2021, as the conversion in that quarter would have been dilutive. Diluted earnings per share for the three months ended March 31, 2005 excludes approximately 8.5 million potentially dilutive shares initially issuable upon the conversion of these debentures. Such shares did not impact our calculation of diluted earnings per share for the quarter as we are required to pay cash up to the principal amount of any debentures converted resulting from the issuance of a supplemental indenture relating to the debentures in October 2004. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, if the price of our shares exceeded approximately $95.

(2) Diluted earnings per share for the three months ended March 31, 2005 and 2004 excludes approximately 10.0 million potentially dilutive shares initially issuable upon the exchange of our $700 million zero coupon senior exchangeable notes due 2023. Such shares did not impact our calculation of diluted earnings per share for these periods as we are required to pay cash up to the principal amount of any notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, if the price of our shares exceeded $70.10.

(3) Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors Exchangeco, respectively: 152.0 million and .2 million shares for the three months ended March 31, 2005; and 147.6 million and .4 million shares for the three months ended March 31, 2004. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

      For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors' common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options, warrants and restricted stock awards that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 642,251 shares during the three months ended March 31, 2005 and 7,558,025 shares during the three months ended March 31, 2004. In any period during which the average market price of Nabors' common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock to be issued in future periods exceeds the number of shares assumed repurchased in those periods.

NOTE 7 SUPPLEMENTAL BALANCE SHEET INFORMATION

      Short-term investments include the following:

                            MARCH 31,   DECEMBER 31,
(IN THOUSANDS)                2005         2004
                            ---------   ------------
Marketable securities       $445,556      $428,342
Non-marketable securities    100,000        87,500
                            --------      --------
                            $545,556      $515,842
                            --------      --------

      Long-term investments include the following:

                            MARCH 31,   DECEMBER 31,
(IN THOUSANDS)                2005          2004
                            ---------   ------------
Marketable securities       $472,207      $439,462
Non-marketable securities     73,768        71,034
                            --------      --------
                            $545,975      $510,496
                            --------      --------

NOTE 8 SEGMENT INFORMATION

      The following tables set forth certain financial information with respect to our reportable segments:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
(IN THOUSANDS)                                                        2005         2004
                                                                   ----------   ----------
Operating revenues and Earnings from unconsolidated
affiliates:
   Contract Drilling: (1)
     U.S. Lower 48 Land Drilling                                   $ 258,990    $ 153,368
     U.S. Land Well-servicing                                        106,113       79,479
     U.S. Offshore                                                    38,067       31,321
     Alaska                                                           24,768       29,337
     Canada                                                          173,402      138,766
     International                                                   124,030      102,987
                                                                   ---------    ---------
       Subtotal Contract Drilling (2)                                725,370      535,258
   Oil and Gas (3)                                                    15,299       21,126
   Other Operating Segments (4) (5)                                   68,916       55,938
   Other reconciling items (6)                                       (23,854)     (15,519)
                                                                   ---------    ---------
      Total                                                        $ 785,731    $ 596,803
                                                                   ---------    ---------
Adjusted income (loss) derived from operating activities: (7)
   Contract Drilling:
     U.S. Lower 48 Land Drilling                                   $  73,459    $   8,568
     U.S. Land Well-servicing                                         19,428        9,733
     U.S. Offshore                                                     7,011        4,817
     Alaska                                                            5,972        7,210
     Canada                                                           47,280       43,272
     International                                                    29,767       18,591
                                                                   ---------    ---------
      Subtotal Contract Drilling                                     182,917       92,191
   Oil and Gas                                                           874        4,506
   Other Operating Segments                                            3,550         (431)
                                                                   ---------    ---------
      Total segment adjusted income derived from operating         $ 187,341    $  96,266
        activities
Other reconciling items (8)                                          (15,418)     (11,200)
Interest expense                                                     (10,737)     (15,859)
Investment income                                                     11,788       12,253
Gains (losses) on sales of long-lived assets, impairment charges
   and other income (expense), net                                    (3,871)      (1,329)
                                                                   ---------    ---------
Income before income taxes                                         $ 169,103    $  80,131
                                                                   ---------    ---------

                                         MARCH 31,   DECEMBER 31,
(IN THOUSANDS)                             2005         2004
                                        ----------   -----------
Total assets:
   Contract Drilling:
     U.S. Lower 48 Land Drilling        $1,156,538    $1,119,280
     U.S. Land Well-servicing              297,603       274,734
     U.S. Offshore                         412,573       409,687
     Alaska                                204,652       204,614
     Canada                                982,140       945,226
     International                       1,201,794     1,121,749
                                        ----------    ----------
       Subtotal Contract Drilling (9)    4,255,300     4,075,290
   Oil and Gas                              94,604        93,169
   Other Operating Segments (10)           321,967       321,979
   Other reconciling items (8)           1,516,356     1,372,171
                                        ----------    ----------
      Total assets                      $6,188,227    $5,862,609
                                        ----------    ----------

(1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $.7 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

(3) Represents our oil and gas exploration, development and production operations.

(4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.3 million and $2.6 million for the three months ended March 31, 2005 and 2004, respectively.

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

(9) Includes $36.2 million and $35.2 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2005 and December 31, 2004, respectively.

(10) Includes $31.7 million and $31.9 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2005 and December 31, 2004, respectively.

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

      The following condensed consolidating financial information presents: condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004, statements of income and cash flows for each of the three months ended March 31, 2005 and 2004 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                     MARCH 31, 2005
                                    ----------------------------------------------------------------------------------
                                                   NABORS
                                      NABORS      DELAWARE     NABORS        OTHER
                                     (PARENT/     (ISSUER/    HOLDINGS    SUBSIDIARIES    CONSOLIDATING   CONSOLIDATED
(IN THOUSANDS)                      GUARANTOR)   GUARANTOR)   (ISSUER)  (NON-GUARANTORS)   ADJUSTMENTS       TOTAL
                                    ----------   ----------   --------  ----------------  -------------   ------------
                                                                     ASSETS
Current assets:
  Cash and cash equivalents         $    3,950   $        -   $     18     $  458,957      $         -     $  462,925
  Short-term investments                67,618            -          -        477,938                -        545,556
  Accounts receivable, net                   -            -          -        646,598                -        646,598
  Inventory                                  -            -          -         31,984                -         31,984
  Deferred income taxes                      -            -          -         34,093                -         34,093
  Other current assets                     194        1,344        376         69,351                -         71,265
                                    ----------   ----------   --------     ----------      -----------     ----------
        Total current assets            71,762        1,344        394      1,718,921                -      1,792,421

Long-term investments                        -            -          -        545,975                -        545,975
Property, plant and
  equipment, net                             -            -          -      3,358,068                -      3,358,068
Goodwill, net                                -            -          -        331,251                -        331,251
Intercompany receivables               560,564      820,213          -            522       (1,381,299)             -
Investments in affiliates            2,587,855    2,204,741    259,451      1,281,576       (6,265,727)        67,896
Other long-term assets                       -       14,105        957         77,554                -         92,616
                                    ----------   ----------   --------     ----------      -----------     ----------
        Total assets                $3,220,181   $3,040,403   $260,802     $7,313,867      $(7,647,026)    $6,188,227
                                    ----------   ----------   --------     ----------      -----------     ----------

                                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-
  term debt                         $        -   $  809,562   $      -     $        -      $         -     $  809,562
  Trade accounts payable                     -           23          -        227,102                -        227,125
  Accrued liabilities                    1,196        2,692      1,409        178,607                -        183,904
  Income taxes payable                     503          149        550         18,886                -         20,088
                                    ----------   ----------   --------     ----------      -----------     ----------
        Total current liabilities        1,699      812,426      1,959        424,595                -      1,240,679

  Long-term debt                             -      972,558    223,831              -                -      1,196,389
  Other long-term liabilities                -            -          -        141,125                -        141,125
  Deferred income taxes                     51       36,265          -        355,287                -        391,603
  Intercompany payable                       -            -      2,521      1,378,778       (1,381,299)             -
                                    ----------   ----------   --------     ----------      -----------     ----------
        Total liabilities                1,750    1,821,249    228,311      2,299,785       (1,381,299)     2,969,796
                                    ----------   ----------   --------     ----------      -----------     ----------
  Shareholders' equity               3,218,431    1,219,154     32,491      5,014,082       (6,265,727)     3,218,431
                                    ----------   ----------   --------     ----------      -----------     ----------
        Total liabilities and
         shareholders' equity       $3,220,181   $3,040,403   $260,802     $7,313,867      $(7,647,026)    $6,188,227
                                    ----------   ----------   --------     ----------      -----------     ----------

                                                                          DECEMBER 31, 2004
                                      --------------------------------------------------------------------------------------------
                                                       NABORS
                                         NABORS        DELAWARE        NABORS            OTHER
                                        (PARENT/       (ISSUER/       HOLDINGS       SUBSIDIARIES     CONSOLIDATING   CONSOLIDATED
(IN THOUSANDS)                         GUARANTOR)     GUARANTOR)      (ISSUER)     (NON-GUARANTORS)    ADJUSTMENTS        TOTAL
                                      ------------   ------------   ------------   ----------------   -------------   ------------
                                                                     ASSETS
Current assets:
  Cash and cash equivalents           $     67,584   $          -   $         18     $    317,107     $          -    $    384,709
  Short-term investments                   421,393              -              -           94,449                -         515,842
  Accounts receivable, net                       -              -              -          540,103                -         540,103
  Inventory                                      -              -              -           28,653                -          28,653
  Deferred income taxes                          -              -              -           39,599                -          39,599
  Other current assets                       3,952          4,031            376           63,709                -          72,068
                                      ------------   ------------   ------------     ------------     ------------    ------------
      Total current assets                 492,929          4,031            394        1,083,620                -       1,580,974

Long-term investments                      388,380              -              -          122,116                -         510,496
Property, plant and equipment, net               -              -              -        3,275,495                -       3,275,495
Goodwill, net                                    -              -              -          327,225                -         327,225
Intercompany receivables                   488,101        806,293              -              522       (1,294,916)              -
Investments in affiliates                1,561,019      2,138,488        254,974        1,181,632       (5,069,024)         67,089
Other long-term assets                           -         19,080          1,009           81,241                -         101,330
                                      ------------   ------------   ------------     ------------     ------------    ------------
      Total assets                    $  2,930,429   $  2,967,892   $    256,377     $  6,071,851     $ (6,363,940)   $  5,862,609
                                      ------------   ------------   ------------     ------------     ------------    ------------

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt  $           -   $    804,550   $          -     $          -     $          -    $    804,550
  Trade accounts payable                         -             23              -          211,577                -         211,600
  Accrued liabilities                          524          6,354          4,152          160,204                -         171,234
  Income taxes payable                         480              -              -           11,452                -          11,932
                                      ------------   ------------   ------------     ------------     ------------    ------------
      Total current liabilities              1,004        810,927          4,152          383,233                -       1,199,316

Long-term debt                                   -        977,922        223,764                -                -       1,201,686
Other long-term liabilities                      -              -              -          146,337                -         146,337
Deferred income taxes                           32         56,952              -          328,893                -         385,877
Intercompany payable                             -              -          2,522        1,292,394       (1,294,916)              -
                                      ------------   ------------   ------------     ------------     ------------    ------------
      Total liabilities                      1,036      1,845,801        230,438        2,150,857       (1,294,916)      2,933,216
                                      ------------   ------------   ------------     ------------     ------------    ------------
Shareholders' equity                     2,929,393      1,122,091         25,939        3,920,994       (5,069,024)      2,929,393
                                      ------------   ------------   ------------     ------------     ------------    ------------
      Total liabilities and
         shareholders' equity         $  2,930,429   $  2,967,892   $    256,377     $  6,071,851     $ (6,363,940)   $  5,862,609
                                      ------------   ------------   ------------     ------------     ------------    ------------

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                             THREE MONTHS ENDED MARCH 31, 2005
                                      --------------------------------------------------------------------------------------------
                                                        NABORS
                                         NABORS        DELAWARE        NABORS           OTHER
                                        (PARENT/       (ISSUER/       HOLDINGS       SUBSIDIARIES     CONSOLIDATING   CONSOLIDATED
(IN THOUSANDS)                         GUARANTOR)     GUARANTOR)      (ISSUER)     (NON-GUARANTORS)    ADJUSTMENTS        TOTAL
                                      ------------   ------------   ------------   ----------------   -------------   ------------
Revenues and other income:
  Operating revenues                  $         -    $         -    $         -       $   783,728      $         -     $   783,728
  Earnings from unconsolidated
    affiliates                                  -              -              -             2,003                -           2,003
  Earnings from consolidated
    affiliates                            124,308         71,775          4,477            78,495         (279,055)              -
  Investment income                         4,826              -              -             6,962                -          11,788
  Intercompany interest income                986         18,695              -                 -          (19,681)              -
                                      -----------    -----------    -----------       -----------      -----------     -----------
     Total revenues and other income      130,120         90,470          4,477           871,188         (298,736)        797,519
                                      -----------    -----------    -----------       -----------      -----------     -----------

Costs and other deductions:
  Direct costs                                  -              -              -           474,626                -         474,626
  General and administrative
    expenses                                2,331            121              -            56,873             (684)         58,641
  Depreciation and amortization                 -            150              -            68,038                -          68,188
  Depletion                                     -              -              -            12,353                -          12,353
  Interest expense                              -          8,865          2,860              (988)               -          10,737
  Intercompany interest expense                 -              -              -            19,681          (19,681)              -
  Losses (gains) on sales of
    long-lived assets, impairment
    charges and other expense
    (income), net                             344           (929)             -             3,772              684           3,871
                                      -----------    -----------    -----------       -----------      -----------     -----------
     Total costs and other
        deductions                          2,675          8,207          2,860           634,355          (19,681)        628,416
                                      -----------    -----------    -----------       -----------      -----------     -----------

Income before income taxes                127,445         82,263          1,617           236,833         (279,055)        169,103
                                      -----------    -----------    -----------       -----------      -----------     -----------

Income tax expense                             31          3,881            550            37,227                -          41,689
                                      -----------    -----------    -----------       -----------      -----------     -----------

Net income                            $   127,414    $    78,382    $     1,067       $   199,606      $  (279,055)    $   127,414
                                      -----------    -----------    -----------       -----------      -----------     -----------

                                                                   THREE MONTHS ENDED MARCH 31, 2004
                                            -----------------------------------------------------------------------------------
                                                           NABORS
                                              NABORS      DELAWARE      NABORS        OTHER
                                             (PARENT/     (ISSUER/     HOLDINGS    SUBSIDIARIES     CONSOLIDATING  CONSOLIDATED
(IN THOUSANDS)                              GUARANTOR)   GUARANTOR)    (ISSUER)   (NON-GUARANTORS)   ADJUSTMENTS      TOTAL
                                            ----------   ----------   ----------  ----------------  -------------  ------------
Revenues and other income:
  Operating revenues                        $        -   $        -   $        -   $  592,981         $       -    $  592,981
  Earnings from unconsolidated affiliates            -            -            -        3,822                 -         3,822
  Earnings from consolidated affiliates         42,365       58,329        7,160       54,653          (162,507)            -
  Investment income                              5,335            -            -        6,918                 -        12,253
  Intercompany interest income                  26,449       16,908            -            -           (43,357)            -
                                            ----------   ----------   ----------   ----------         ---------    ----------
     Total revenues and other income            74,149       75,237        7,160      658,374          (205,864)      609,056
                                            ----------   ----------   ----------   ----------         ---------    ----------

Costs and other deductions:
  Direct costs                                       -            -            -      390,040                 -       390,040
  General and administrative expenses              558           23           16       45,086               (84)       45,599
  Depreciation and amortization                      -            -            -       60,488                 -        60,488
  Depletion                                          -            -            -       15,610                 -        15,610
  Interest expense                                   -       13,239        2,860         (240)                -        15,859
  Intercompany interest expense                      -            -            -       43,357           (43,357)            -
  Losses (gains) on sales of long-lived
     assets, impairment charges and other
     expense (income), net                           -        2,536            -       (1,291)               84         1,329
                                            ----------   ----------   ----------   ----------         ---------    ----------
     Total costs and other deductions              558       15,798        2,876      553,050           (43,357)      528,925
                                            ----------   ----------   ----------   ----------         ---------    ----------

Income before income taxes                      73,591       59,439        4,284      105,324          (162,507)       80,131
                                            ----------   ----------   ----------   ----------         ---------    ----------

Income tax expense                               1,874          411        1,499        4,630                 -         8,414
                                            ----------   ----------   ----------   ----------         ---------    ----------

Net income                                  $   71,717   $   59,028   $    2,785   $  100,694         $(162,507)   $   71,717
                                            ----------   ----------   ----------   ----------         ---------    ----------

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS ENDED MARCH 31, 2005
                                            -----------------------------------------------------------------------------------
                                                           NABORS
                                              NABORS      DELAWARE      NABORS        OTHER
                                             (PARENT/     (ISSUER/     HOLDINGS     SUBSIDIARIES    CONSOLIDATING  CONSOLIDATED
(IN THOUSANDS)                              GUARANTOR)   GUARANTOR)    (ISSUER)   (NON-GUARANTORS)   ADJUSTMENTS       TOTAL
                                            ----------   ----------   ----------  ----------------  -------------  ------------
Net cash (used for) provided by operating
  activities                                $  (82,207)  $    5,484   $   (5,484)   $  250,865        $ (5,484)     $  163,174
                                            ----------   ----------   ----------    ----------        --------      ----------
Cash flows from investing activities:
  Purchases of investments                     (60,892)           -            -      (118,808)              -        (179,700)
  Sales and maturities of investments           27,889            -            -        92,851               -         120,740
  Cash paid for investments in
    consolidated affiliates                    (85,362)      (5,484)           -        (5,484)         96,330               -
  Cash paid for acquisitions of
    businesses, net                                  -            -            -        (6,775)              -          (6,775)
  Capital expenditures                               -            -            -      (173,780)              -        (173,780)
  Proceeds from sales of assets and
     insurance claims                                -            -            -         3,203               -           3,203
                                            ----------   ----------   ----------    ----------        --------      ----------
Net cash used for investing activities        (118,365)      (5,484)           -      (208,793)         96,330        (236,312)
                                            ----------   ----------   ----------    ----------        --------      ----------
Cash flows from financing activities:
  Increase in short-term borrowings                  -            -            -         1,684               -           1,684
  Increase in cash overdrafts                        -            -            -        13,376               -          13,376
  Proceeds from issuance of common shares      136,938            -            -             -               -         136,938
  Retirement of intercompany loan                    -            -            -             -               -               -
  Proceeds from parent contributions                 -            -        5,484        90,846         (96,330)              -
  Cash dividends paid                                -            -            -        (5,484)          5,484               -
                                            ----------   ----------   ----------    ----------        --------      ----------
Net cash provided by (used for)
   financing activities                        136,938            -        5,484       100,422         (90,846)        151,998
                                            ----------   ----------   ----------    ----------        --------      ----------
Effect of exchange rate changes on cash
    and cash equivalents                             -            -            -          (644)              -            (644)
                                            ----------   ----------   ----------    ----------        --------      ----------
Net (decrease) increase in cash and cash
   equivalents                                 (63,634)           -            -       141,850               -          78,216
Cash and cash equivalents, beginning of
   period                                       67,584            -           18       317,107               -         384,709
                                            ----------   ----------   ----------    ----------        --------      ----------
Cash and cash equivalents, end of period    $    3,950   $        -   $       18    $  458,957        $      -      $  462,925
                                            ----------   ----------   ----------    ----------        --------      ----------

                                                                THREE MONTHS ENDED MARCH 31, 2004
                                            -----------------------------------------------------------------------------------
                                                           NABORS
                                              NABORS      DELAWARE      NABORS          OTHER
                                             (PARENT/     (ISSUER/     HOLDINGS     SUBSIDIARIES    CONSOLIDATING  CONSOLIDATED
(IN THOUSANDS)                              GUARANTOR)   GUARANTOR)    (ISSUER)   (NON-GUARANTORS)   ADJUSTMENTS       TOTAL
                                            ----------   ----------   ----------  ----------------  -------------  ------------
Net cash (used for) provided by operating
    activities                              $  (42,795)  $   44,491   $   (5,483)   $  230,580       $ (124,715)    $  102,078
                                            ----------   ----------   ----------    ----------         --------     ----------
Cash flows from investing activities:
  Purchases of investments                    (197,158)           -            -       (52,993)               -       (250,151)
  Sales and maturities of investments          180,455            -            -        21,478                -        201,933
  Cash paid for investments in
    consolidated affiliates                    (20,000)     (20,000)           -       (25,484)          65,484              -
  Capital expenditures                               -            -            -      (112,460)               -       (112,460)
  Proceeds from sales of assets and
    insurance claims                                 -            -            -           164                -            164
                                            ----------   ----------   ----------    ----------         --------     ----------
Net cash used for investing activities         (36,703)     (20,000)           -      (169,295)          65,484       (160,514)
                                            ----------   ----------   ----------    ----------         --------     ----------
Cash flows from financing activities:
  Increase in cash overdrafts                        -            -            -         3,411                -          3,411
  Reduction of long-term debt                        -         (750)           -          (605)               -         (1,355)
  Proceeds from issuance of common shares       39,340            -            -             -                -         39,340
  Retirement of intercompany loan                1,325            -            -        (1,325)               -              -
  Proceeds from parent contributions                 -       20,000        5,484        40,000          (65,484)             -
  Cash dividends paid                                -      (42,764)           -       (81,951)         124,715              -
                                            ----------   ----------   ----------    ----------         --------     ----------
Net cash provided by (used for) financing
  activities                                    40,665      (23,514)       5,484       (40,470)          59,231         41,396
                                            ----------   ----------   ----------    ----------         --------     ----------
Effect of exchange rate changes on cash
  and cash equivalents                               -            -            -         2,155                -          2,155
                                            ----------   ----------   ----------    ----------         --------     ----------
Net (decrease) increase in cash and cash
  equivalents                                  (38,833)         977            1        22,970                -        (14,885)
Cash and cash equivalents, beginning of
  period                                       403,693            1           17       176,026                -        579,737
                                            ----------   ----------   ----------    ----------         --------     ----------
Cash and cash equivalents, end of period    $  364,860   $      978   $       18    $  198,996         $      -     $  564,852
                                            ----------   ----------   ----------    ----------         --------     ----------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nabors Industries Ltd.:

      We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of March 31, 2005, and the related consolidated statements of income, of cash flows and of changes in shareholders' equity for each of the three-month periods ended March 31, 2005 and 2004. This interim financial information is the responsibility of the Company's management.

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

      We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of cash flows, and of changes in shareholders' equity for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated March 7, 2005, we expressed unqualified opinions thereon. The consolidated financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
May 6, 2005

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

      The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission under Part 1, Item I, "Business - Risk Factors."

      Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "we," "us," "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

RESULTS OF OPERATIONS

      A discussion of our results of operations for the three months ended March 31, 2005 and 2004 is included below. This discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2004.

     The following table sets forth certain information with respect to our reportable segments and rig activity:

                                                      THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------------------
(IN THOUSANDS, EXCEPT PERCENTAGES                                           INCREASE
AND RIG ACTIVITY)                              2005         2004           (DECREASE)
                                               ----         ----      -----------------------
Reportable segments:
   Operating revenues and
      Earnings from
      unconsolidated affiliates:
      Contract Drilling: (1)
        U.S. Lower 48 Land Drilling         $  258,990   $   153,368  $    105,622      69%
        U.S. Land Well-servicing               106,113        79,479        26,634      34%
        U.S. Offshore                           38,067        31,321         6,746      22%
        Alaska                                  24,768        29,337        (4,569)    (16%)
        Canada                                 173,402       138,766        34,636      25%
        International                          124,030       102,987        21,043      20%
                                            ----------   -----------  ------------
           Subtotal Contract Drilling (2)      725,370       535,258       190,112      36%
       Oil and Gas (3)                          15,299        21,126        (5,827)    (28%)
       Other Operating Segments (4)(5)          68,916        55,938        12,978      23%
      Other reconciling items (6)              (23,854)      (15,519)       (8,335)    (54%)
                                            ----------   -----------  ------------
        Total                               $  785,731   $   596,803  $    188,928      32%
                                            ----------   -----------  ------------
   Adjusted income (loss) derived
      from operating activities: (7)
      Contract Drilling:
        U.S. Lower 48 Land Drilling         $   73,459   $     8,568  $     64,891     N/M(8)
        U.S. Land Well-servicing                19,428         9,733         9,695     100%
        U.S. Offshore                            7,011         4,817         2,194      46%
        Alaska                                   5,972         7,210        (1,238)    (17%)
        Canada                                  47,280        43,272         4,008       9%
        International                           29,767        18,591        11,176      60%
                                            ----------   -----------  ------------
           Subtotal Contract Drilling          182,917        92,191        90,726      98%
      Oil and Gas                                  874         4,506        (3,632)    (81%)
      Other Operating Segments                   3,550          (431)        3,981     N/M(8)
      Other reconciling items (9)              (15,418)      (11,200)       (4,218)    (38%)
                                            ----------   -----------  ------------
         Total                              $  171,923   $    85,066  $     86,857     102%
   Interest expense                            (10,737)      (15,859)        5,122      32%
   Investment income                            11,788        12,253          (465)     (4%)
   Gains (losses) on sales of long-lived
      assets, impairment charges and other
      income (expense), net                     (3,871)       (1,329)       (2,542)   (191%)
                                            ----------   -----------  ------------
   Income before income taxes               $  169,103   $    80,131  $     88,972     111%
                                            ----------   -----------  ------------
Rig activity:
   Rig years: (10)
      U.S. Lower 48 Land Drilling                222.4         175.2          47.2      27%
      U.S. Offshore                               15.6          13.8           1.8      13%
      Alaska                                       6.7           7.8          (1.1)    (14%)
      Canada                                      66.2          63.2           3.0       5%
      International (11)                          75.2          65.0          10.2      16%
                                            ----------   -----------  ------------
           Total rig years                       386.1         325.0          61.1      19%
                                            ----------   -----------  ------------
   Rig hours: (12)
      U.S. Land Well-servicing                 296,611       275,148        21,463       8%
      Canadian Well-servicing                  114,336       117,596        (3,260)     (3%)
                                            ----------   -----------  ------------
           Total rig hours                     410,947       392,744        18,203       5%
                                            ----------   -----------  ------------

(1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $.7 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

(3) Represents our oil and gas exploration, development and production operations.

(4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.3 million and $2.6 million for the three months ended March 31, 2005 and 2004, respectively.

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

(11) International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 3.7 years and 4.0 years during the three months ended March 31, 2005 and 2004, respectively.

(12) Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      Operating revenues and Earnings from unconsolidated affiliates for the three months ended March 31, 2005 totaled $785.7 million, representing an increase of $188.9 million, or 32%, compared to the prior year quarter. Adjusted income derived from operating activities and net income for the three months ended March 31, 2005 totaled $171.9 million and $127.4 million ($.80 per diluted share), respectively, representing increases of 102% and 78% compared to the prior year quarter.

      The increase in our operating results during the three months ended March 31, 2005 resulted from higher revenues realized by the majority of our operating segments. Revenues increased as a result of higher activity levels and average dayrates during the three months ended March 31, 2005 compared to the prior year quarter. This increase in activity reflects an increase in demand for our services in these markets during the three months ended March 31, 2005, which resulted from continuing higher price levels for natural gas and oil during 2004 and the first quarter of 2005.

      Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $6.10 per million cubic feet (mcf) during the period from April 1, 2004 through March 31, 2005, up from a $5.31 per mcf average during the period from April 1, 2003 through March 31, 2004. West Texas intermediate spot oil prices (per Bloomberg) averaged $45.06 per barrel during the period from April 1, 2004 through March 31, 2005, up from a $31.40 per barrel average during the period from April 1, 2003 through March 31, 2004.

      Our operating results for 2005 are expected to increase from levels realized during 2004 given our current expectation of the continuation of high commodity prices during 2005 and the related impact on drilling and well-servicing activity and dayrates. The expected increase in drilling activity and dayrates should have the largest impact on our U.S. Lower 48 Land Drilling and Canadian operations. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter, and then generally increase over the last half of the year. We also expect an improvement in operating results for our U.S. Offshore operations during 2005 primarily as a result of higher dayrates and a continuing improvement in the utilization of our workover jack-up rigs. We expect results from our International operations during 2005 to increase compared to 2004 as a result of new rigs operating under contract in Saudi Arabia and our expectations of opportunities in various regions of the world, with the largest impact expected from our operations in North Africa, the Middle East and Mexico. Our U.S. Land Well-servicing operations are expected to improve given our expectations of higher prices and activity during 2005. We expect results from our operations in Alaska to be reduced overall in 2005 compared to 2004, resulting from the lack of demand for drilling services by major operators in that market.

      Contract Drilling. Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore. Operating revenues and Earnings from unconsolidated affiliates for our Contract Drilling operating segments totaled $725.4 million and adjusted income derived from operating activities totaled $182.9 million during the three months ended March 31, 2005, representing increases of 36% and 98%, respectively, compared to the prior year quarter. Rig years (excluding well-servicing rigs) increased to 386.1 years during the three months ended March 31, 2005 from 325.0 years during the prior year quarter as a result of increased capital spending by our customers, which resulted from the improvement in commodity prices discussed above.

      U.S. Lower 48 Land Drilling Operating revenues totaled $259.0 million during the three months ended March 31, 2005, representing an increase of 69% compared to the prior year quarter. Adjusted income derived from operating activities totaled $73.5 million during the three months ended March 31, 2005 compared to $8.6 million during the prior year quarter. The increase in operating results during the three months ended March 31, 2005 primarily resulted from the increase in drilling activity driven by higher natural gas prices, which is reflected in the increase in rig years to 222.4 years during the three months ended March 31, 2005 compared to 175.2 years during the prior year quarter, and higher average dayrates.

      U.S. Land Well-servicing Operating revenues and adjusted income derived from operating activities totaled $106.1 million and $19.4 million, respectively, during the three months ended March 31, 2005, representing increases of 34% and 100%, respectively, compared to the prior year quarter. These increases primarily resulted from an increase in average dayrates compared to the prior year quarter and from higher well-servicing hours, which totaled 296,611 hours during the three months ended March 31, 2005 compared to 275,148 hours during the prior year quarter. This increase in dayrates and activity resulted from higher customer demand for our services in a number of markets in which we operate, which was driven by a sustained level of higher oil prices.

      U.S. Offshore Operating revenues and adjusted income derived from operating activities totaled $38.1 million and $7.0 million, respectively, during the three months ended March 31, 2005, representing increases of 22% and 46%, respectively, compared to the prior year quarter. These increases primarily resulted from the addition of two new platform rigs for deepwater development projects, which commenced operations late in the second quarter of 2004, and an increase in average dayrates for our jack-up rigs during the three months ended March 31, 2005 compared to the prior year quarter. These increases were partially offset by the significant damage to one of our MODS deepwater platform rigs during Hurricane Ivan in September 2004, as this rig has not worked since that date. Rig years for our U.S. Offshore operations totaled 15.6 years during the three months ended March 31, 2005 compared to 13.8 years during the prior year quarter.

      Alaskan Operating revenues and adjusted income derived from operating activities totaled $24.8 million and $6.0 million, respectively, during the three months ended March 31, 2005, representing decreases of 16% and 17%, respectively, compared to the prior year quarter. These decreases primarily resulted from lower drilling activity and lower average dayrates during the three months ended March 31, 2005 compared to the prior year quarter, which resulted from decreased demand for drilling services by major operators in that market despite the increase in oil prices discussed above. This decrease in demand has resulted from the major operators in Alaska concentrating their capital spending in other regions of the world where fields are less mature than those in Alaska. The decrease in drilling activity is reflected in the decrease in rig years to 6.7 years during the three months ended March 31, 2005 from 7.8 years during the prior year quarter.

      Canadian Operating revenues and adjusted income derived from operating activities totaled $173.4 million and $47.3 million, respectively, during the three months ended March 31, 2005, representing increases of 25% and 9%, respectively, compared to the prior year quarter. These increases reflect an increase in drilling revenues, resulting from an overall increase in drilling activity (driven by increased natural gas prices), and an increase in average dayrates for drilling and well-servicing operations compared to the prior year quarter, partially offset by a decrease in well-servicing hours. Rig years in Canada increased to 66.2 years during the three months ended March 31, 2005 from
63.2 years during the prior year quarter. Well-servicing hours in Canada decreased to 114,336 hours during the three months ended March 31, 2005 from 117,596 hours during the prior year quarter, resulting from warm weather in March 2005 leading to an earlier end to the winter season.

      International Operating revenues and Earnings from unconsolidated affiliates and adjusted income derived from operating activities totaled $124.0 and $29.8 million, respectively, during the three months ended March 31, 2005, representing increases of 20% and 60%, respectively, compared to the prior year quarter. The improved results during the three months ended March 31, 2005 primarily resulted from an increase in operations in Mexico, Colombia, Saudi Arabia and Algeria. International rig years increased to 75.2 years during the three months ended March 31, 2005 from 65.0 years during the prior year quarter.

      Oil and Gas. This operating segment represents our oil and gas exploration, development and production operations. Oil and Gas Operating revenues and adjusted income derived from operating activities totaled $15.3 million and $.9 million, respectively, during the three months ended March 31, 2005, representing decreases of 28% and 81%, respectively, compared to the prior year quarter. These decreases primarily resulted from the decline of normal production coinciding with the expected decrease in drilling activity under our agreements executed with El Paso Corporation in the fourth quarter of 2003. Additionally, during the three months ended March 31, 2005, we recognized $.8 million in additional expense as a result of a dry hole in South Texas and $1.6 million in additional depletion expense on a producing well in South Texas where further drilling was determined to be uneconomical.

      Other Operating Segments. These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. Operating revenues and Earnings from unconsolidated affiliates for our Other Operating Segments totaled $68.9 million during the three months ended March 31, 2005 representing an increase of 23% compared to the prior year quarter. This increase primarily resulted from increased sales of top drives and directional drilling and rig instrumentation systems compared to the prior year quarter. Adjusted income derived from operating activities totaled $3.6 million during the three months ended March 31, 2005 compared to adjusted loss derived from operating activities totaling $.4 million during the prior year quarter. This increase primarily resulted from the increased Operating revenues during the three months ended March 31, 2005 and from increased margins from our marine transportation and supply services, which was driven by higher average dayrates compared to prior year quarter.

      Other Financial Information. General and administrative expenses totaled $58.6 million during the three months ended March 31, 2005, representing an increase of $13.0 million, or 29%, compared to the prior year quarter. This increase primarily resulted from increased activity for a majority of our operating segments including our U.S. Lower 48 Land Drilling, Canadian, U.S. Land Well-servicing, International and U.S. Offshore operations, and from increased corporate expenses. As a percentage of operating revenues, general and administrative expenses decreased (7.5% vs. 7.7%) during the three months ended March 31, 2005 compared to the prior year quarter as these expenses were spread over a larger revenue base.

      Depreciation and amortization expense totaled $68.2 million during the three months ended March 31, 2005, representing an increase of $7.7 million, or 13%, compared to the prior year quarter. Depreciation and amortization expense increased primarily as a result of an increase in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations, and depreciation on capital expenditures made during the last three quarters of 2004 and the first quarter of 2005.

      Depletion expense totaled $12.4 million during the three months ended March 31, 2005, representing a decrease of $3.3 million, or 21%, compared to the prior year quarter. Depletion expense decreased as a result of the decline of normal production coinciding with a decrease in drilling activity under our agreements executed with El Paso Corporation in the fourth quarter of 2003. This decrease was only partially offset by additional depletion expense of $1.6 million recognized during the three months ended March 31, 2005 as a result of the casing collapse on a producing well in South Texas (discussed above).

      Interest expense totaled $10.7 million during the three months ended March 31, 2005, representing a decrease of $5.1 million, or 32%, compared to the prior year quarter resulting from the payment upon maturity of our 6.8% senior notes in April 2004.

      Investment income totaled $11.8 million during the three months ended March 31, 2005, representing a decrease of $.5 million, or 4%, compared to the prior year quarter. This decrease resulted from a decrease in gains realized on sales of investments during the three months ended March 31, 2005 compared to the prior year quarter. This decrease was partially offset by an increase in earnings received on our investments in non-marketable securities and an increase in interest income resulting from higher average cash and marketable securities balances during the three months ended March 31, 2005 compared to the prior year quarter and from higher average yields on our investments driven by an overall improving interest rate environment.

      Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net decreased to a loss of ($3.9) million during the three months ended March 31, 2005 from a loss of ($1.3) million during the prior year quarter. The amounts for the three months ended March 31, 2005 include losses on long-lived assets of approximately $1.1 million and minority interest of approximately $1.1 million related to non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46R. The amounts for the prior year quarter include mark-to-market losses recorded on our range cap and floor derivative instrument of approximately $2.5 million.

      Our effective income tax rate was 24.7% during the three months ended March 31, 2005 compared to 10.5% during the prior year quarter. The increase in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the U.S. during the three months ended March 31, 2005 compared to the prior year quarter. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. In October 2004 the U.S. Congress passed and the President signed into law the American Jobs Creation Act of 2004. The Act did not impact the corporate reorganization completed by Nabors effective June 24, 2002, that made us a foreign entity. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by Nabors. We expect our effective tax rate during 2005 to be in the 24%-27% range because we expect a higher proportion of our income to be generated in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

      Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of marketable securities, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2005 and 2004.

      Operating Activities. Net cash provided by operating activities totaled $163.2 million during the three months ended March 31, 2005, compared to net cash provided by operating activities of $102.1 million during the prior year quarter. During the three months ended March 31, 2005 and 2004, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital (primarily accounts receivable) and other balance sheet accounts.

      Investing Activities. Net cash used for investing activities totaled $236.3 million during the three months ended March 31, 2005, compared to net cash used for investing activities of $160.5 million during the prior year quarter. During each of the three months ended March 31, 2005 and 2004, cash was used for purchases, net of sales, of investments and for capital expenditures.

      Financing Activities. Net cash provided by financing activities totaled $152.0 million during the three months ended March 31, 2005 compared to net cash provided by financing activities of $41.4 million during the prior year quarter. During each of the three months ended March 31, 2005 and 2004, cash was provided by our receipt of proceeds totaling $136.9 million and $39.3 million, respectively, from the exercise of options to acquire our common shares by our employees.

FUTURE CASH REQUIREMENTS

      As of March 31, 2005, we had long-term debt, including current maturities, of $2.0 billion and cash and cash equivalents and investments of $1.6 billion.

      Our $1.381 billion zero coupon convertible senior debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016, for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. The amount of the purchase price would total $826.8 million, $936.2 million and $1.1 billion if the debentures were put to us on February 5, 2006, February 5, 2011 or February 5, 2016, respectively. As our $1.381 billion zero coupon convertible senior debentures can be put to us on February 5, 2006, the outstanding principal amount of these debentures of $809.6 million is included in current liabilities in our balance sheet as of March 31, 2005.

      Additionally, each of our $700 million zero coupon senior exchangeable notes and our $1.381 billion zero coupon convertible senior debentures provide that upon an exchange or conversion, as applicable, of these convertible debt instruments, we will be required to pay holders of these debt instruments, in lieu of common shares, cash up to the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indentures. If the $1.381 billion debentures were converted, our cash obligation would be an amount equal to the lesser of 8.5 million multiplied by the sale price of our common shares on the trading day immediately prior to the related conversion date or the principal amount of the debentures on the date of conversion. If these debentures had been converted on March 31, 2005, we would have been required to pay cash totaling approximately $486.5 million to the holders of the debentures (based on the closing price for our common shares on March 30, 2005 of $57.30). As this amount is substantially lower than the $826.8 million that the holders of the debentures will receive if they put the debentures to us on the first put date of February 5, 2006 or if they sold the debentures in the open market, we do not currently expect the debentures to be converted and any payment to be required prior to February 5, 2006 (when the holders have the option to put the debentures back to us), unless the price for our shares were to exceed approximately $95. Our $700 million zero coupon senior exchangeable notes cannot be exchanged until the price for our shares exceeds approximately $84 or in various other circumstances as described in the note indenture.

      As of March 31, 2005, we had outstanding purchase commitments of approximately $132.1 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures for the last three quarters of 2005 are currently expected to be approximately $495 million, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities.

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

      During 2002 our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we are authorized to purchase up to $400 million of our common shares. Through March 31, 2005, approximately $2.5 million of our common shares have been repurchased under this program.

      See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included in Note 5 to our accompanying consolidated financial statements.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

      Our primary sources of liquidity are cash and cash equivalents, marketable and non-marketable securities and cash generated from operations. As of March 31, 2005, we had cash and cash equivalents and investments of $1.6 billion (including $546.0 million of long-term investments) and working capital of $551.7 million. This compares to cash and cash equivalents and investments of $1.4 billion (including $510.5 million of long-term investments) and working capital of $381.7 million as of December 31, 2004.

      Our funded debt to capital ratio was 0.38:1 as of March 31, 2005 and 0.41:1 as of December 31, 2004. Our net funded debt to capital ratio was 0.12:1 as of March 31, 2005 and 0.17:1 as of December 31, 2004. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable and non-marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Non-marketable securities consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values, and are recorded at cost in our consolidated balance sheets (the current portion is classified as non-marketable securities under current assets and the long-term portion is included as a component of other long-term assets). Our interest coverage ratio was 17.8:1 as of March 31, 2005, compared to 14.1:1 as of December 31, 2004. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

      We have three letter of credit facilities with various banks as of March 31, 2005. Availability and borrowings under our credit facilities as of March 31, 2005 are as follows:

(IN THOUSANDS)

Credit available                           $  125,000
Letters of credit outstanding                 (78,134)
                                           ----------
Remaining availability                     $   46,866
                                           ----------

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

OTHER MATTERS

RECENT ACCOUNTING PRONOUNCEMENTS

      As discussed under Stock-Based Compensation in Note 2 to our accompanying consolidated financial statements, we currently account for stock-based compensation as prescribed by Accounting Principals Board (APB) Opinion No. 25, and because we grant options at prices equal to the market price of our shares on the date of the grant we do not record compensation expense related to these grants in our consolidated statements of income. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payment," which will eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. The statement will be effective for stock options granted, modified, or settled in cash in annual periods beginning after June 15, 2005 (2006 for Nabors). Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the statement, compensation cost will be measured and recorded in our consolidated statements of income based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," presented in Note 2 to our accompanying consolidated financial statements. The statement may have a material adverse effect on our results of operations during the periods of adoption and annual and interim periods thereafter. The impact that the adoption of this statement in its current form on January 1, 2005 or 2004 would have had on our net income and basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 is presented in the table included in Note 2 to our accompanying consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

      We disclosed our critical accounting policies in our 2004 Annual Report on Form 10-K. No significant changes have occurred to those policies.

SELF-INSURANCE ACCRUALS

      Effective April 1, 2005, with our insurance renewal, certain changes have been made to our insurance coverage resulting in additional exposure to obligations from claims that might arise in the ordinary course of business. In addition to the insurance retentions that we are responsible for relating to rig, equipment, property and business interruption risk, we are now responsible for 30% of all losses in excess of those retentions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We may be exposed to market risk through changes in interest rates and foreign currency risk due to our operations in international markets as discussed in our 2004 Annual Report on Form 10-K. Material changes in our exposure to market risk from that disclosed in our 2004 Annual Report on Form 10-K are discussed below.

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

      The fair value of our interest rate swap agreement recorded as a derivative liability and included in other long-term liabilities totaled approximately $.8 million as of March 31, 2005, and recorded as a derivative asset and included in other long-term assets totaled approximately $4.6 million as of December 31, 2004. The carrying value of our 5.375% senior notes has been increased by the same amount as of March 31, 2005 and December 31, 2004.

      The fair value of our range cap and floor transaction recorded as a derivative asset and included in other long-term assets totaled approximately $1.3 million and $.3 million as of March 31, 2005 and December 31, 2004, respectively. We recorded mark-to-market gains, included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net of approximately $.9 million during the three months ended March 31, 2005 resulting from the change in cumulative fair value of this derivative instrument during the three months ended March 31, 2005.

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

            32.1 Certification of Chairman and Chief Executive Officer, and Vice
                 President and Chief Financial

                 Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            - Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 2, 2005, with respect to Nabors' Compensation Committee of the Board of Directors grant of restricted stock awards and options to purchase Nabors' common shares to certain of Nabors' executive officers on February 24, 2005.

            - Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 2, 2005, with respect to Nabors' press release announcing that Jack Wexler retired as an active member of Nabors' Board of Directors effective February 24, 2005.

            - Report on Form 8-K furnished to the U.S. Securities and Exchange Commission on February 1, 2005, with respect to Nabors' press release announcing results for the fourth quarter and full year ended December 31, 2004.

            - Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 31, 2005, with respect to Nabors' press release announcing that James C. Flores was appointed to Nabors' Board of Directors effective January 25, 2005.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NABORS INDUSTRIES LTD.

Date: May 6, 2005                           /s/ Anthony G. Petrello
                                            -----------------------------------
                                            Anthony G. Petrello
                                            Deputy Chairman, President and Chief
                                            Operating Officer

Date: May 6, 2005                           /s/ Bruce P. Koch
                                            ------------------------------------
                                            Bruce P. Koch
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS

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