Form 10-Q
period 2005-06-30
NABORS INDUSTRIES LTD
filed 2005-08-03
CIK 1163739

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                       COMMISSION FILE NUMBER: 000-49887

                             ---------------------

                             NABORS INDUSTRIES LTD.

                            INCORPORATED IN BERMUDA
                                MINTFLOWER PLACE
                              8 PAR-LA-VILLE ROAD
                                 HAMILTON, HM08
                                    BERMUDA
                                 (441) 292-1510

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

     The number of common shares, par value $.001 per share, outstanding as of July 29, 2005 was 157,277,958. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 185,559 exchangeable shares outstanding as of July 29, 2005 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                     INDEX

                                                                               PAGE NO.
                                                                               --------
                             PART I FINANCIAL INFORMATION
Item 1.          Financial Statements (Unaudited)
                 Consolidated Balance Sheets as of June 30, 2005 and December
                 31, 2004....................................................      2
                 Consolidated Statements of Income for the Three and Six
                 Months Ended June 30, 2005 and 2004.........................      3
                 Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2005 and 2004................................      4
                 Consolidated Statements of Changes in Shareholders' Equity
                 for the Six Months Ended June 30, 2005 and 2004.............      5
                 Notes to Consolidated Financial Statements..................      7
                 Report of Independent Registered Public Accounting Firm.....     24
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................     25
Item 3.          Quantitative and Qualitative Disclosures About Market
                 Risk........................................................     35
Item 4.          Controls and Procedures.....................................     36

                               PART II OTHER INFORMATION
Item 1.          Legal Proceedings...........................................     36
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds
                 and Issuer Repurchases of Equity Securities.................     37
Item 4.          Submission of Matters to a Vote of Security Holders.........     37
Item 6.          Exhibits....................................................     38
Signatures...................................................................     39

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2005          2004
                                                              ----------   ------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  567,949    $  384,709
  Short-term investments....................................     493,339       515,842
  Accounts receivable, net..................................     619,330       540,103
  Inventory.................................................      36,163        28,653
  Deferred income taxes.....................................      36,853        39,599
  Other current assets......................................      79,581        72,068
                                                              ----------    ----------
     Total current assets...................................   1,833,215     1,580,974
Long-term investments.......................................     518,070       510,496
Property, plant and equipment, net..........................   3,460,599     3,275,495
Goodwill, net...............................................     331,635       327,225
Other long-term assets......................................     165,073       168,419
                                                              ----------    ----------
     Total assets...........................................  $6,308,592    $5,862,609
                                                              ----------    ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $  814,607    $  804,550
  Trade accounts payable....................................     227,406       211,600
  Accrued liabilities.......................................     182,468       171,234
  Income taxes payable......................................      17,049        11,932
                                                              ----------    ----------
     Total current liabilities..............................   1,241,530     1,199,316
Long-term debt..............................................   1,203,409     1,201,686
Other long-term liabilities.................................     144,589       146,337
Deferred income taxes.......................................     428,455       385,877
                                                              ----------    ----------
     Total liabilities......................................   3,017,983     2,933,216
                                                              ----------    ----------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Common shares, par value $.001 per share:
     Authorized common shares 400,000; issued and
      outstanding 157,089 and 149,861, respectively.........         157           150
  Capital in excess of par value............................   1,551,653     1,358,374
  Unearned compensation.....................................     (18,855)           --
  Accumulated other comprehensive income....................     141,604       148,229
  Retained earnings.........................................   1,616,050     1,422,640
                                                              ----------    ----------
     Total shareholders' equity.............................   3,290,609     2,929,393
                                                              ----------    ----------
     Total liabilities and shareholders' equity.............  $6,308,592    $5,862,609
                                                              ----------    ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                  -------------------   -----------------------
                                                    2005       2004        2005         2004
                                                  --------   --------   ----------   ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues and other income:
  Operating revenues............................  $765,337   $530,715   $1,549,065   $1,123,696
  Earnings from unconsolidated affiliates.......     5,204      1,153        7,207        4,975
  Investment income.............................    15,578      8,631       27,366       20,884
                                                  --------   --------   ----------   ----------
     Total revenues and other income............   786,119    540,499    1,583,638    1,149,555
                                                  --------   --------   ----------   ----------
Costs and other deductions:
  Direct costs..................................   454,584    368,941      929,210      758,981
  General and administrative expenses...........    59,805     45,441      118,446       91,040
  Depreciation and amortization.................    70,982     60,843      139,170      121,331
  Depletion.....................................    11,343      9,977       23,696       25,587
  Interest expense..............................    11,333     11,387       22,070       27,246
  Losses (gains) on sales of long-lived assets,
     impairment charges and other expense
     (income), net..............................     4,223     (6,155)       8,094       (4,826)
                                                  --------   --------   ----------   ----------
     Total costs and other deductions...........   612,270    490,434    1,240,686    1,019,359
                                                  --------   --------   ----------   ----------
Income before income taxes......................   173,849     50,065      342,952      130,196
                                                  --------   --------   ----------   ----------
Income tax expense (benefit):
  Current.......................................     1,903      6,391       14,118       10,596
  Deferred......................................    40,141     (2,674)      69,615        1,535
                                                  --------   --------   ----------   ----------
     Total income tax expense...................    42,044      3,717       83,733       12,131
                                                  --------   --------   ----------   ----------
Net income......................................  $131,805   $ 46,348   $  259,219   $  118,065
                                                  --------   --------   ----------   ----------
Earnings per share:
  Basic.........................................  $    .84   $    .31   $     1.67   $      .80
  Diluted.......................................  $    .82   $    .30   $     1.62   $      .76
Weighted-average number of common shares
  outstanding:
  Basic.........................................   157,440    148,866      154,803      148,425
                                                  --------   --------   ----------   ----------
  Diluted.......................................   161,212    155,234      159,996      163,417
                                                  --------   --------   ----------   ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
(IN THOUSANDS)

Cash flows from operating activities:
Net income..................................................  $ 259,219   $ 118,065
Adjustments to net income:
  Depreciation and amortization.............................    139,170     121,331
  Depletion.................................................     23,696      25,587
  Deferred income tax expense...............................     69,615       1,535
  Deferred financing costs amortization.....................      2,441       2,620
  Pension liability amortization............................        240         428
  Discount amortization on long-term debt...................     10,301      10,065
  Amortization of loss on cash flow hedges..................         76          76
  Losses on long-lived assets, net..........................      3,952         241
  Gains on investments, net.................................     (7,319)     (6,500)
  Losses (gains) on derivative instruments..................        158      (3,087)
  Amortization of unearned compensation.....................      1,821          --
  Foreign currency transaction losses.......................      1,268         106
  Equity in earnings from unconsolidated affiliates, net of
     dividends..............................................     (5,707)     (3,975)
Increase (decrease) from changes in:
  Accounts receivable.......................................    (83,143)     (8,117)
  Inventory.................................................     (7,326)      1,554
  Other current assets......................................     (8,871)     (4,983)
  Other long-term assets....................................      7,862      (1,426)
  Trade accounts payable and accrued liabilities............     15,138      16,669
  Income taxes payable......................................      6,895      (5,986)
  Other long-term liabilities...............................      2,508      (8,672)
                                                              ---------   ---------
Net cash provided by operating activities...................    431,994     255,531
                                                              ---------   ---------
Cash flows from investing activities:
  Purchases of investments..................................   (249,708)   (425,998)
  Sales and maturities of investments.......................    281,523     488,449
  Cash paid for acquisitions of businesses, net.............    (43,005)         --
  Capital expenditures......................................   (347,124)   (289,327)
  Proceeds from sales of assets and insurance claims........     16,262       2,588
                                                              ---------   ---------
Net cash used for investing activities......................   (342,052)   (224,288)
                                                              ---------   ---------
Cash flows from financing activities:
  Increase in cash overdrafts...............................     14,530       5,349
  Reduction of long-term debt...............................         --    (298,117)
  Proceeds from issuance of common shares...................    160,584      42,628
  Repurchase of common shares...............................    (80,572)         --
                                                              ---------   ---------
Net cash provided by (used for) financing activities........     94,542    (250,140)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     (1,244)      1,747
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........    183,240    (217,150)
Cash and cash equivalents, beginning of period..............    384,709     579,737
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 567,949   $ 362,587
                                                              ---------   ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                 ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                                                                 (LOSS)
                                                                           ---------------------------------------------------
                                 COMMON                                    UNREALIZED
                                 SHARES                                       GAINS       MINIMUM     UNREALIZED
                             ---------------   CAPITAL IN                  (LOSSES) ON    PENSION      LOSS ON     CUMULATIVE
                                        PAR    EXCESS OF      UNEARNED     MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION
                             SHARES    VALUE   PAR VALUE    COMPENSATION   SECURITIES    ADJUSTMENT     HEDGES     ADJUSTMENT
                             -------   -----   ----------   ------------   -----------   ----------   ----------   -----------
(IN THOUSANDS)

Balances, December 31,
 2004......................  149,861   $150    $1,358,374     $     --       $   271      $(2,419)     $(1,143)     $151,520
                             -------   ----    ----------     --------       -------      -------      -------      --------
Comprehensive income
 (loss):
 Net income................
 Translation adjustment....                                                                                          (16,532)
 Unrealized gains on
   marketable securities,
   net of income taxes of
   $772....................                                                   13,830
   Less: reclassification
     adjustment for gains
     included in net
     income, net of income
     taxes of $392.........                                                   (4,150)
 Pension liability
   amortization, net of
   income taxes of $89.....                                                                   151
 Amortization of loss on
   cash flow hedges........                                                                                 76
                             -------   ----    ----------     --------       -------      -------      -------      --------
     Total comprehensive
       income (loss).......       --     --            --           --         9,680          151           76       (16,532)
                             -------   ----    ----------     --------       -------      -------      -------      --------
Issuance of common shares
 for stock options
 exercised.................    8,336      8       160,576
Nabors Exchangeco shares
 exchanged.................       33
Repurchase of common
 shares....................   (1,500)    (1)      (14,762)
Tax effect of stock option
 deductions................                        26,789
Grants of restricted stock
 awards....................      365               20,999      (20,999)
Forfeitures of restricted
 shares....................       (6)                (323)         323
Amortization of unearned
 compensation..............                                      1,821
                             -------   ----    ----------     --------       -------      -------      -------      --------
     Subtotal..............    7,228      7       193,279      (18,855)           --           --           --            --
                             -------   ----    ----------     --------       -------      -------      -------      --------
Balances, June 30, 2005....  157,089   $157    $1,551,653     $(18,855)      $ 9,951      $(2,268)     $(1,067)     $134,988
                             -------   ----    ----------     --------       -------      -------      -------      --------


                                              TOTAL
                              RETAINED    SHAREHOLDERS'
                              EARNINGS       EQUITY
                             ----------   -------------
(IN THOUSANDS)
Balances, December 31,
 2004......................  $1,422,640    $2,929,393
                             ----------    ----------
Comprehensive income
 (loss):
 Net income................     259,219       259,219
 Translation adjustment....                   (16,532)
 Unrealized gains on
   marketable securities,
   net of income taxes of
   $772....................                    13,830
   Less: reclassification
     adjustment for gains
     included in net
     income, net of income
     taxes of $392.........                    (4,150)
 Pension liability
   amortization, net of
   income taxes of $89.....                       151
 Amortization of loss on
   cash flow hedges........                        76
                             ----------    ----------
     Total comprehensive
       income (loss).......     259,219       252,594
                             ----------    ----------
Issuance of common shares
 for stock options
 exercised.................                   160,584
Nabors Exchangeco shares
 exchanged.................                        --
Repurchase of common
 shares....................     (65,809)      (80,572)
Tax effect of stock option
 deductions................                    26,789
Grants of restricted stock
 awards....................                        --
Forfeitures of restricted
 shares....................                        --
Amortization of unearned
 compensation..............                     1,821
                             ----------    ----------
     Subtotal..............     (65,809)      108,622
                             ----------    ----------
Balances, June 30, 2005....  $1,616,050    $3,290,609
                             ----------    ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                     IN SHAREHOLDERS' EQUITY -- (CONTINUED)
                                  (UNAUDITED)

                                                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                            ---------------------------------------------------
                                 COMMON                     UNREALIZED
                                 SHARES                        GAINS       MINIMUM     UNREALIZED
                             ---------------   CAPITAL IN   (LOSSES) ON    PENSION      LOSS ON     CUMULATIVE
                                        PAR    EXCESS OF    MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION    RETAINED
                             SHARES    VALUE   PAR VALUE    SECURITIES    ADJUSTMENT     HEDGES     ADJUSTMENT     EARNINGS
                             -------   -----   ----------   -----------   ----------   ----------   -----------   ----------
(IN THOUSANDS)

Balances, December 31,
 2003......................  146,656   $147    $1,270,362     $ 4,969      $(2,815)     $(1,294)     $ 98,723     $1,120,183
                             -------   ----    ----------     -------      -------      -------      --------     ----------
Comprehensive income
  (loss):
  Net income...............                                                                                          118,065
  Translation adjustment...                                                                           (19,123)
  Unrealized losses on
    marketable securities,
    net of income tax
    benefit of $927........                                    (1,578)
    Less: reclassification
      adjustment for gains
      included in net
      income, net of income
      taxes of $1,379......                                    (2,348)
  Pension liability
    amortization, net of
    income taxes of $158...                                                    270
  Amortization of loss on
    cash flow hedges.......                                                                  76
                             -------   ----    ----------     -------      -------      -------      --------     ----------
      Total comprehensive
        income (loss)......       --     --            --      (3,926)         270           76       (19,123)       118,065
                             -------   ----    ----------     -------      -------      -------      --------     ----------
Issuance of common shares
  for stock options
  exercised................    1,906      2        42,626
Nabors Exchangeco shares
  exchanged................       89
Tax effect of stock option
  deductions...............                        15,837
                             -------   ----    ----------     -------      -------      -------      --------     ----------
      Subtotal.............    1,995      2        58,463          --           --           --            --             --
                             -------   ----    ----------     -------      -------      -------      --------     ----------
Balances, June 30, 2004....  148,651   $149    $1,328,825     $ 1,043      $(2,545)     $(1,218)     $ 79,600     $1,238,248
                             -------   ----    ----------     -------      -------      -------      --------     ----------


                                 TOTAL
                             SHAREHOLDERS'
                                EQUITY
                             -------------
(IN THOUSANDS)
Balances, December 31,
 2003......................   $2,490,275
                              ----------
Comprehensive income
  (loss):
  Net income...............      118,065
  Translation adjustment...      (19,123)
  Unrealized losses on
    marketable securities,
    net of income tax
    benefit of $927........       (1,578)
    Less: reclassification
      adjustment for gains
      included in net
      income, net of income
      taxes of $1,379......       (2,348)
  Pension liability
    amortization, net of
    income taxes of $158...          270
  Amortization of loss on
    cash flow hedges.......           76
                              ----------
      Total comprehensive
        income (loss)......       95,362
                              ----------
Issuance of common shares
  for stock options
  exercised................       42,628
Nabors Exchangeco shares
  exchanged................           --
Tax effect of stock option
  deductions...............       15,837
                              ----------
      Subtotal.............       58,465
                              ----------
Balances, June 30, 2004....   $2,644,102
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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  INTERIM FINANCIAL INFORMATION

     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2004. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2005, and the results of our operations and our cash flows for the three and six months ended June 30, 2005 and 2004, in accordance with GAAP. Interim results for the three and six months ended June 30, 2005 may not be indicative of results that will be realized for the full year ending December 31, 2005.

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

     Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $72.9 million and $67.1 million as of June 30, 2005 and December 31, 2004, respectively, and are included in other long-term assets in our consolidated balance sheets. Similarly, investments in certain overseas funds are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments in our consolidated balance sheets.

  STOCK-BASED COMPENSATION

     We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of Nabors common shares at the date of grant over the amount an employee must pay to acquire the common shares. We grant options at prices equal to the market price of our shares on the date of grant and therefore do not record compensation expense related to these grants. For restricted stock awards, we record unearned compensation in shareholders' equity equal to the market value of the restricted shares on the date of grant with an offset to capital in excess of par value. Unearned compensation is charged to expense over the vesting period of the restricted stock awards. As the restrictions on the restricted stock awards are removed, which occurs as the restricted stock awards vest, the par value of the shares are reclassified from capital in excess of par value to common shares. Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on our net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation. Under the provisions of SFAS 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant. For stock options, fair value is estimated using an option pricing model such as the Black-Scholes option-pricing model (which we use in our calculations), and compensation cost is amortized over the applicable option vesting period.

                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                              ------------------   -------------------
                                                2005      2004       2005       2004
                                              --------   -------   --------   --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income, as reported.....................  $131,805   $46,348   $259,219   $118,065
Add: Stock-based compensation expense,
  relating to restricted stock awards,
  included in reported net income, net of
  related tax effects.......................       843        --      1,147         --
Deduct: Total stock-based employee
  compensation expense determined under the
  fair value method for all awards, net of
  related tax effects.......................   (13,012)   (6,415)   (22,089)   (10,252)
                                              --------   -------   --------   --------
Pro forma net income-basic..................   119,636    39,933    238,277    107,813
Add: Interest expense on assumed conversion
  of our zero coupon
  convertible/exchangeable senior
  debentures/notes, net of tax..............        --        --         --      6,180
                                              --------   -------   --------   --------
Adjusted pro forma net income-diluted.......  $119,636   $39,933   $238,277   $113,993
                                              --------   -------   --------   --------
Earnings per share:
  Basic-as reported.........................  $    .84   $   .31   $   1.67   $    .80
  Basic-pro forma...........................  $    .76   $   .27   $   1.54   $    .73
  Diluted-as reported.......................  $    .82   $   .30   $   1.62   $    .76
  Diluted-pro forma.........................  $    .74   $   .26   $   1.49   $    .70

  COMPREHENSIVE INCOME

     Comprehensive income totaled $125.1 million and $29.7 million for the three months ended June 30, 2005 and 2004, respectively, and $252.6 million and $95.4 million for the six months ended June 30, 2005 and 2004, respectively.

  RECENT ACCOUNTING PRONOUNCEMENTS

     As discussed under Stock-Based Compensation above, we currently account for stock-based compensation as prescribed by APB 25, and because we grant options at prices equal to the market price of our shares on the date of the grant, we do not record compensation expense related to these grants in our consolidated statements of income. On December 16, 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment," which will eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. The statement will be effective for stock options granted, modified, or settled in cash in annual periods beginning after June 15, 2005 (2006 for Nabors). Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the statement, compensation cost will be measured and recorded in our consolidated statements of income based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," presented above. The statement may have a material adverse effect on our results of operations during the periods of adoption and annual and interim periods thereafter. The impact that the adoption of this statement in its current form on January 1, 2005 or 2004 would have had on our net income and basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 is presented in the table above.

NOTE 3  INCOME TAXES

     Our effective income tax rate was 24.2% and 24.4% during the three and six months ended June 30, 2005, respectively, compared to 7.4% and 9.3% during the respective prior year periods. The increases in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the

U.S. during the three and six months ended June 30, 2005 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate.

NOTE 4  COMMON SHARES

     During the six months ended June 30, 2005, the Compensation Committee of our Board of Directors granted restricted stock awards to certain of our executive officers, other key employees, and independent directors. In conjunction with these grants, we awarded 365,079 restricted shares at an average market price of $57.52 to these individuals. We recorded unearned compensation totaling approximately $21.0 million in shareholders' equity, equal to the market value of the restricted shares on the dates of grant, and will charge the unearned compensation to expense over the vesting period of the restricted stock awards (which ranges from 3 to 4 years). Subsequent to these awards, restricted shares totaling approximately $.3 million have been forfeited. During the three and six months ended June 30, 2005, $1.3 million and $1.8 million, respectively, was charged to compensation expense and is included in direct costs and general and administrative expenses in our consolidated statements of income.

     During the second quarter of 2005, we repurchased and retired 1.5 million of our common shares in the open market for $80.6 million.

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

  GUARANTEES

     We enter into various agreements and obligations providing financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program and other financial surety instruments such as bonds. We have also guaranteed payment of contingent consideration in conjunction with two separate acquisitions completed during 2002 and the first quarter of 2005, which is based on future operating results of those businesses. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                        MAXIMUM AMOUNT
                                     -----------------------------------------------------
                                     REMAINDER OF
                                         2005        2006     2007   THEREAFTER    TOTAL
                                     ------------   -------   ----   ----------   --------
(IN THOUSANDS)

Financial standby letters of credit
  and other financial surety
  instruments......................     $1,639      $93,825   $ --     $1,285     $ 96,749
Contingent consideration in
  acquisitions.....................      1,667        1,541    708      2,834        6,750
                                        ------      -------   ----     ------     --------
Total..............................     $3,306      $95,366   $708     $4,119     $103,499
                                        ------      -------   ----     ------     --------

NOTE 6  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2005       2004       2005       2004
                                                --------   --------   --------   --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income (numerator):
  Net income -- basic.........................  $131,805   $ 46,348   $259,219   $118,065
  Add interest expense on assumed conversion
     of our zero coupon
     convertible/exchangeable senior
     debentures/notes, net of tax:
       $1.381 billion due 2021(1).............        --         --         --      6,180
       $700 million due 2023(2)...............        --         --         --         --
                                                --------   --------   --------   --------
     Adjusted net income -- diluted...........  $131,805   $ 46,348   $259,219   $124,245
                                                --------   --------   --------   --------
Earnings per share:
     Basic....................................  $    .84   $    .31   $   1.67   $    .80
     Diluted..................................  $    .82   $    .30   $   1.62   $    .76
Shares (denominator):
  Weighted-average number of shares
     outstanding-basic(3).....................   157,440    148,866    154,803    148,425
  Net effect of dilutive stock options and
     warrants based on the treasury stock
     method...................................     3,772      6,368      5,193      6,501
  Assumed conversion of our zero coupon
     convertible/exchangeable senior
     debentures/notes:
       $1.381 billion due 2021(1).............        --         --         --      8,491
       $700 million due 2023(2)...............        --         --         --         --
                                                --------   --------   --------   --------
  Weighted-average number of shares
     outstanding-diluted......................   161,212    155,234    159,996    163,417
                                                --------   --------   --------   --------

---------------

(1) Diluted earnings per share for the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 excludes approximately 8.5 million potentially dilutive shares initially issuable upon the conversion of these debentures. Such shares did not impact our calculation of diluted earnings per share for the three and six months ended June 30, 2005 as we are required to pay cash up to the principal amount of any debentures converted resulting from the issuance of a supplemental indenture relating to the debentures in October 2004. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, if the price of our shares exceeded approximately $96. Such shares did not impact our calculation of diluted earnings per share for the three months ended June 30, 2004 because the inclusion of such shares would have been anti-dilutive, given the level of net income for that period. Net income for the three months ended June 30, 2004 excludes the related add-back of interest expense, net of tax, of $3.1 million for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted-average number of shares outstanding-diluted had diluted earnings per share been at or above $.37 for the three months ended June 30, 2004. Diluted earnings per share for the six months ended June 30, 2004 reflects the assumed conversion of our $1.381 billion zero coupon convertible senior debentures due 2021, as the conversion in that period would have been dilutive.

(2) Diluted earnings per share for the three and six months ended June 30, 2005 and 2004 excludes approximately 10.0 million potentially dilutive shares initially issuable upon the exchange of our $700 million zero coupon senior exchangeable notes due 2023. Such shares did not impact our calculation of diluted earnings per share for the three and six months ended June 30, 2005 as we are required to pay cash up to the principal amount of any notes exchanged as a result of the supplemental indenture issued for these notes during the fourth quarter of 2004. We would only issue an incremental number of shares upon exchange of these notes, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, if the price of our shares exceeded $70.10. Such shares did not impact our calculation of diluted earnings per share for the three and six months ended June 30, 2004 as the notes are contingently exchangeable under certain circumstances and would only be included in the calculation of the weighted-average number of shares outstanding-diluted if any of those criteria were met. Such criteria were not met during the three and six months ended June 30, 2004. Based on the initial exchange price per share, these notes would have been exchangeable for our common shares during those periods if the closing sale price per share of Nabors' common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter was greater than or equal to $84.12.

(3) Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors Exchangeco (Canada) Inc., an indirect wholly-owned Canadian subsidiary of Nabors, respectively: 157.2 million and .2 million shares for the three months ended June 30, 2005; 148.6 million and .3 million shares for the three months ended June 30, 2004; 154.6 million and .2 million shares for the six months ended June 30, 2005; and 148.1 million and .3 million shares for the six months ended June 30, 2004. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors' common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options, warrants and restricted stock awards that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 878,257 and 760,254 shares during the three and six months ended June 30, 2005 and 8,917,857 and 8,237,941 shares during the three and six months ended June 30, 2004. In any period during which the average market price of Nabors' common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock to be issued in future periods exceeds the number of shares assumed repurchased in those periods.

NOTE 7  SUPPLEMENTAL BALANCE SHEET INFORMATION

     As of June 30, 2005 and December 31, 2004, we had investments in marketable securities classified as short-term investments in our consolidated balance sheets totaling $493.3 million and $428.3 million, respectively, and had investments in marketable securities classified as long-term investments in our consolidated balance sheets totaling $340.6 million and $439.5 million, respectively.

NOTE 8  SEGMENT INFORMATION

     The following tables set forth certain financial information with respect to our reportable segments:

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30,                JUNE 30,
                                             -------------------   -----------------------
                                               2005       2004        2005         2004
                                             --------   --------   ----------   ----------
(IN THOUSANDS)

Operating revenues and Earnings from
  unconsolidated affiliates:
  Contract Drilling:(1)
     U.S. Lower 48 Land Drilling...........  $300,700   $172,049   $  559,690   $  325,417
     U.S. Land Well-servicing..............   118,776     88,162      224,889      167,641
     U.S. Offshore.........................    45,130     31,556       83,197       62,877
     Alaska................................    21,955     19,701       46,723       49,038
     Canada................................    76,720     61,905      250,122      200,671
     International.........................   135,168    107,185      259,198      210,172
                                             --------   --------   ----------   ----------
       Subtotal Contract Drilling(2).......   698,449    480,558    1,423,819    1,015,816
  Oil and Gas(3)...........................    15,218     14,173       30,517       35,299
  Other Operating Segments(4)(5)...........    78,729     52,740      147,645      108,678
  Other reconciling items(6)...............   (21,855)   (15,603)     (45,709)     (31,122)
                                             --------   --------   ----------   ----------
       Total...............................  $770,541   $531,868   $1,556,272   $1,128,671
                                             --------   --------   ----------   ----------
Adjusted income (loss) derived from
  operating activities:(7)
  Contract Drilling:
     U.S. Lower 48 Land Drilling...........  $101,813   $ 12,971   $  175,272   $   21,539
     U.S. Land Well-servicing..............    26,401     14,394       45,829       24,127
     U.S. Offshore.........................    12,498      4,796       19,509        9,613
     Alaska................................     4,159      3,756       10,131       10,966
     Canada................................        57      2,851       47,337       46,123
     International.........................    32,558     18,753       62,325       37,344
                                             --------   --------   ----------   ----------
       Subtotal Contract Drilling..........   177,486     57,521      360,403      149,712
  Oil and Gas..............................     2,869        896        3,743        5,402
  Other Operating Segments.................     7,982     (2,106)      11,532       (2,537)
                                             --------   --------   ----------   ----------
       Total segment adjusted income
          derived from operating
          activities.......................   188,337     56,311      375,678      152,577
Other reconciling items(8).................   (14,510)    (9,645)     (29,928)     (20,845)
Interest expense...........................   (11,333)   (11,387)     (22,070)     (27,246)
Investment income..........................    15,578      8,631       27,366       20,884
Gains (losses) on sales of long-lived
  assets, impairment charges and other
  income (expense), net....................    (4,223)     6,155       (8,094)       4,826
                                             --------   --------   ----------   ----------
Income before income taxes.................  $173,849   $ 50,065   $  342,952   $  130,196
                                             --------   --------   ----------   ----------

                                                               JUNE 30,      DECEMBER 31,
                                                                 2005            2004
                                                              -----------   ---------------
(IN THOUSANDS)

Total assets:
  Contract Drilling:
     U.S. Lower 48 Land Drilling............................  $1,258,892      $1,119,280
     U.S. Land Well-servicing...............................     321,333         274,734
     U.S. Offshore..........................................     410,975         409,687
     Alaska.................................................     206,212         204,614
     Canada.................................................     950,896         945,226
     International..........................................   1,229,983       1,121,749
                                                              ----------      ----------
       Subtotal Contract Drilling(9)........................   4,378,291       4,075,290
  Oil and Gas...............................................      95,190          93,169
  Other Operating Segments(10)..............................     327,451         321,979
  Other reconciling items(8)................................   1,507,660       1,372,171
                                                              ----------      ----------
       Total assets.........................................  $6,308,592      $5,862,609
                                                              ----------      ----------

---------------

 (1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.2 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively, and $1.9 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively.

 (3) Represents our oil and gas exploration, development and production operations.

 (4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (5) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.0 million and $.1 million for the three months ended June 30, 2005 and 2004, respectively, and $5.3 million and $2.8 million for the six months ended June 30, 2005 and 2004, respectively.

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

 (9) Includes $37.1 million and $35.2 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2005 and December 31, 2004, respectively.

(10) Includes $35.8 million and $31.9 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2005 and December 31, 2004, respectively.

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

     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004, statements of income for each of the three and six months ended June 30, 2005 and 2004, and statements of cash flows for each of the six months ended June 30, 2005 and 2004 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                             JUNE 30, 2005
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                            ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)

                                                   ASSETS
Current assets:
  Cash and cash
     equivalents..........  $       52   $       15   $     15    $  567,867     $        --     $  567,949
  Short-term
     investments..........          --           --         --       493,339              --        493,339
  Accounts receivable,
     net..................          --           --         --       619,330              --        619,330
  Inventory...............          --           --         --        36,163              --         36,163
  Deferred income taxes...          --           --         --        36,853              --         36,853
  Other current assets....         633        4,031        376        74,541              --         79,581
                            ----------   ----------   --------    ----------     -----------     ----------
     Total current
       assets.............         685        4,046        391     1,828,093              --      1,833,215
Long-term investments.....      25,000           --         --       493,070              --        518,070
Property, plant and
  equipment, net..........          --           --         --     3,460,599              --      3,460,599
Goodwill, net.............          --           --         --       331,635              --        331,635
Intercompany
  receivables.............     496,381      789,881         --           522      (1,286,784)            --
Investments in
  affiliates..............   2,768,619    2,268,619    263,094     1,304,281      (6,531,667)        72,946
Other long-term assets....          --       17,810        904        73,413              --         92,127
                            ----------   ----------   --------    ----------     -----------     ----------
     Total assets.........  $3,290,685   $3,080,356   $264,389    $7,491,613     $(7,818,451)    $6,308,592
                            ----------   ----------   --------    ----------     -----------     ----------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-
     term debt............  $       --   $  814,607   $     --    $       --              --     $  814,607
  Trade accounts
     payable..............          14           25         --       227,367              --        227,406
  Accrued liabilities.....          62        6,556      4,150       171,700              --        182,468
  Income taxes payable....          --           --        815        16,234              --         17,049
                            ----------   ----------   --------    ----------     -----------     ----------
     Total current
       liabilities........          76      821,188      4,965       415,301              --      1,241,530
Long-term debt............          --      979,512    223,897            --              --      1,203,409
Other long-term
  liabilities.............          --           --         --       144,589              --        144,589
Deferred income taxes.....          --       39,721         --       388,734              --        428,455
Intercompany payable......          --           --      2,521     1,284,263      (1,286,784)            --
                            ----------   ----------   --------    ----------     -----------     ----------
     Total liabilities....          76    1,840,421    231,383     2,232,887      (1,286,784)     3,017,983
                            ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity......   3,290,609    1,239,935     33,006     5,258,726      (6,531,667)     3,290,609
                            ----------   ----------   --------    ----------     -----------     ----------
     Total liabilities and
       shareholders'
       equity.............  $3,290,685   $3,080,356   $264,389    $7,491,613     $(7,818,451)    $6,308,592
                            ----------   ----------   --------    ----------     -----------     ----------

                                                           DECEMBER 31, 2004
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                            ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)
                                                   ASSETS
Current assets:
  Cash and cash
     equivalents..........  $   67,584   $       --   $     18    $  317,107     $        --     $  384,709
  Short-term
     investments..........     421,393           --         --        94,449              --        515,842
  Accounts receivable,
     net..................          --           --         --       540,103              --        540,103
  Inventory...............          --           --         --        28,653              --         28,653
  Deferred income taxes...          --           --         --        39,599              --         39,599
  Other current assets....       3,952        4,031        376        63,709              --         72,068
                            ----------   ----------   --------    ----------     -----------     ----------
     Total current
       assets.............     492,929        4,031        394     1,083,620              --      1,580,974
Long-term investments.....     388,380           --         --       122,116              --        510,496
Property, plant and
  equipment, net..........          --           --         --     3,275,495              --      3,275,495
Goodwill, net.............          --           --         --       327,225              --        327,225
Intercompany
  receivables.............     488,101      806,293         --           522      (1,294,916)            --
Investments in
  affiliates..............   1,561,019    2,138,488    254,974     1,181,632      (5,069,024)        67,089
Other long-term assets....          --       19,080      1,009        81,241              --        101,330
                            ----------   ----------   --------    ----------     -----------     ----------
     Total assets.........  $2,930,429   $2,967,892   $256,377    $6,071,851     $(6,363,940)    $5,862,609
                            ----------   ----------   --------    ----------     -----------     ----------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-
     term debt............  $       --   $  804,550   $     --    $       --     $        --     $  804,550
  Trade accounts
     payable..............          --           23         --       211,577              --        211,600
  Accrued liabilities.....         524        6,354      4,152       160,204              --        171,234
  Income taxes payable....         480           --         --        11,452              --         11,932
                            ----------   ----------   --------    ----------     -----------     ----------
     Total current
       liabilities........       1,004      810,927      4,152       383,233              --      1,199,316
Long-term debt............          --      977,922    223,764            --              --      1,201,686
Other long-term
  liabilities.............          --           --         --       146,337              --        146,337
Deferred income taxes.....          32       56,952         --       328,893              --        385,877
Intercompany payable......          --           --      2,522     1,292,394      (1,294,916)            --
                            ----------   ----------   --------    ----------     -----------     ----------
     Total liabilities....       1,036    1,845,801    230,438     2,150,857      (1,294,916)     2,933,216
                            ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity......   2,929,393    1,122,091     25,939     3,920,994      (5,069,024)     2,929,393
                            ----------   ----------   --------    ----------     -----------     ----------
     Total liabilities and
       shareholders'
       equity.............  $2,930,429   $2,967,892   $256,377    $6,071,851     $(6,363,940)    $5,862,609
                            ----------   ----------   --------    ----------     -----------     ----------

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED JUNE 30, 2005
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                                 ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)

Revenues and other income:
  Operating revenues...........   $     --     $    --      $   --      $765,337       $      --       $765,337
  Earnings from unconsolidated
     affiliates................         --          --          --         5,204              --          5,204
  Earnings from consolidated
     affiliates................    131,442      74,004       3,643        78,891        (287,980)            --
  Investment income............        757          --          --        14,821              --         15,578
  Intercompany interest
     income....................        998      18,506          --            --         (19,504)            --
                                  --------     -------      ------      --------       ---------       --------
     Total revenues and other
       income..................    133,197      92,510       3,643       864,253        (307,484)       786,119
                                  --------     -------      ------      --------       ---------       --------
Costs and other deductions:
  Direct costs.................         --          --          --       454,584              --        454,584
  General and administrative
     expenses..................      1,388         979           3        57,547            (112)        59,805
  Depreciation and
     amortization..............         --         150          --        70,832              --         70,982
  Depletion....................         --          --          --        11,343              --         11,343
  Interest expense.............         --       9,163       2,860          (690)             --         11,333
  Intercompany interest
     expense...................         --          --          --        19,504         (19,504)            --
  Losses (gains) on sales of
     long-lived assets,
     impairment charges and
     other expense (income),
     net.......................         --       1,086          --         3,025             112          4,223
                                  --------     -------      ------      --------       ---------       --------
     Total costs and other
       deductions..............      1,388      11,378       2,863       616,145         (19,504)       612,270
                                  --------     -------      ------      --------       ---------       --------
Income before income taxes.....    131,809      81,132         780       248,108        (287,980)       173,849
                                  --------     -------      ------      --------       ---------       --------
Income tax expense.............          4       2,637         265        39,138              --         42,044
                                  --------     -------      ------      --------       ---------       --------
Net income.....................   $131,805     $78,495      $  515      $208,970       $(287,980)      $131,805
                                  --------     -------      ------      --------       ---------       --------

                                                    THREE MONTHS ENDED JUNE 30, 2004
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                            ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)

Revenues and other income:
  Operating revenues......   $    --      $    --      $   --      $530,715       $     --        $530,715
  Earnings from
     unconsolidated
     affiliates...........        --           --          --         1,153             --           1,153
  Earnings from
     consolidated
     affiliates...........    18,329        7,372       3,639        12,938        (42,278)             --
  Investment income.......     4,403           --          --         4,228             --           8,631
  Intercompany interest
     income...............    27,292       17,812          --           522        (45,626)             --
                             -------      -------      ------      --------       --------        --------
     Total revenues and
       other income.......    50,024       25,184       3,639       549,556        (87,904)        540,499
                             -------      -------      ------      --------       --------        --------
Costs and other
  deductions:
  Direct costs............        --           --          --       368,941             --         368,941
  General and
     administrative
     expenses.............     1,888           56          --        44,803         (1,306)         45,441
  Depreciation and
     amortization.........        --          150          --        60,693             --          60,843
  Depletion...............        --           --          --         9,977             --           9,977
  Interest expense........        --        8,917       2,860          (390)            --          11,387
  Intercompany interest
     expense..............        --          522          --        45,104        (45,626)             --
  Losses (gains) on sales
     of long-lived assets,
     impairment charges
     and other expense
     (income), net........        --       (5,623)         --        (1,838)         1,306          (6,155)
                             -------      -------      ------      --------       --------        --------
     Total costs and other
       deductions.........     1,888        4,022       2,860       527,290        (45,626)        490,434
                             -------      -------      ------      --------       --------        --------
Income before income
  taxes...................    48,136       21,162         779        22,266        (42,278)         50,065
                             -------      -------      ------      --------       --------        --------
Income tax expense
  (benefit)...............     1,788        5,091         273        (3,435)            --           3,717
                             -------      -------      ------      --------       --------        --------
Net income................   $46,348      $16,071      $  506      $ 25,701       $(42,278)       $ 46,348
                             -------      -------      ------      --------       --------        --------

                                                    SIX MONTHS ENDED JUNE 30, 2005
                           --------------------------------------------------------------------------------
                                          NABORS                   OTHER
                             NABORS      DELAWARE     NABORS    SUBSIDIARIES
                            (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                           GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                           ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)

Revenues and other
  income:
  Operating revenues.....   $     --     $     --     $   --     $1,549,065      $      --      $1,549,065
  Earnings from
     unconsolidated
     affiliates..........         --           --         --          7,207             --           7,207
  Earnings from
     consolidated
     affiliates..........    255,750      145,779      8,120        157,386       (567,035)             --
  Investment income......      5,583           --         --         21,783             --          27,366
  Intercompany interest
     income..............      1,984       37,201         --             --        (39,185)             --
                            --------     --------     ------     ----------      ---------      ----------
     Total revenues and
       other income......    263,317      182,980      8,120      1,735,441       (606,220)      1,583,638
                            --------     --------     ------     ----------      ---------      ----------
Costs and other
  deductions:
  Direct costs...........         --           --         --        929,210             --         929,210
  General and
     administrative
     expenses............      3,719        1,100          3        114,420           (796)        118,446
  Depreciation and
     amortization........         --          300         --        138,870             --         139,170
  Depletion..............         --           --         --         23,696             --          23,696
  Interest expense.......         --       18,028      5,720         (1,678)            --          22,070
  Intercompany interest
     expense.............                                            39,185        (39,185)             --
  Losses (gains) on sales
     of long-lived
     assets, impairment
     charges and other
     expense (income),
     net.................        344          157         --          6,797            796           8,094
                            --------     --------     ------     ----------      ---------      ----------
     Total costs and
       other
       deductions........      4,063       19,585      5,723      1,250,500        (39,185)      1,240,686
                            --------     --------     ------     ----------      ---------      ----------
Income before income
  taxes..................    259,254      163,395      2,397        484,941       (567,035)        342,952
                            --------     --------     ------     ----------      ---------      ----------
Income tax expense.......         35        6,518        815         76,365             --          83,733
                            --------     --------     ------     ----------      ---------      ----------
Net income...............   $259,219     $156,877     $1,582     $  408,576      $(567,035)     $  259,219
                            --------     --------     ------     ----------      ---------      ----------

                                                         SIX MONTHS ENDED JUNE 30, 2004
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                                ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)

Revenues and other income:
  Operating revenues..........   $     --     $     --    $    --     $1,123,696      $      --      $1,123,696
  Earnings from unconsolidated
     affiliates...............         --           --         --          4,975             --           4,975
  Earnings from consolidated
     affiliates...............     60,694       65,701     10,799         67,591       (204,785)             --
  Investment income...........      9,738           --         --         11,146             --          20,884
  Intercompany interest
     income...................     53,741       34,720         --            522        (88,983)             --
                                 --------     --------    -------     ----------      ---------      ----------
     Total revenues and other
       income.................    124,173      100,421     10,799      1,207,930       (293,768)      1,149,555
                                 --------     --------    -------     ----------      ---------      ----------
Costs and other deductions:
  Direct costs................         --           --         --        758,981             --         758,981
  General and administrative
     expenses.................      2,446           79         16         89,889         (1,390)         91,040
  Depreciation and
     amortization.............         --          150         --        121,181             --         121,331
  Depletion...................         --           --         --         25,587             --          25,587
  Interest expense............         --       22,156      5,720           (630)            --          27,246
  Intercompany interest
     expense..................         --          522         --         88,461        (88,983)             --
  Losses (gains) on sales of
     long-lived assets,
     impairment charges and
     other expense (income),
     net......................         --       (3,087)        --         (3,129)         1,390          (4,826)
                                 --------     --------    -------     ----------      ---------      ----------
     Total costs and other
       deductions.............      2,446       19,820      5,736      1,080,340        (88,983)      1,019,359
                                 --------     --------    -------     ----------      ---------      ----------
Income before income taxes....    121,727       80,601      5,063        127,590       (204,785)        130,196
                                 --------     --------    -------     ----------      ---------      ----------
Income tax expense............      3,662        5,502      1,772          1,195             --          12,131
                                 --------     --------    -------     ----------      ---------      ----------
Net income....................   $118,065     $ 75,099    $ 3,291     $  126,395      $(204,785)     $  118,065
                                 --------     --------    -------     ----------      ---------      ----------

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS ENDED JUNE 30, 2005
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                                ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)

Net cash provided by (used
  for) operating activities...  $ 135,811     $ 55,749    $(5,487)    $ 301,655       $(55,734)      $ 431,994
                                ---------     --------    -------     ---------       --------       ---------
Cash flows from investing
  activities:
  Purchases of investments....   (117,623)          --         --      (132,085)            --        (249,708)
  Sales and maturities of
     investments..............     73,112           --         --       208,411             --         281,523
  Cash paid for investments in
     consolidated
     affiliates...............    (85,386)      (5,484)        --        (5,484)        96,354              --
  Cash paid for acquisitions
     of businesses, net.......         --           --         --       (43,005)            --         (43,005)
  Capital expenditures........         --           --         --      (347,124)            --        (347,124)
  Proceeds from sales of
     assets and insurance
     claims...................         --           --         --        16,262             --          16,262
                                ---------     --------    -------     ---------       --------       ---------
Net cash used for investing
  activities..................   (129,897)      (5,484)        --      (303,025)        96,354        (342,052)
                                ---------     --------    -------     ---------       --------       ---------
Cash flows from financing
  activities:
  Increase in cash
     overdrafts...............         --           --         --        14,530             --          14,530
  Proceeds from issuance of
     parent common shares.....      7,126           --         --       153,458             --         160,584
  Repurchase of common
     shares...................    (80,572)          --         --            --             --         (80,572)
  Proceeds from parent
     contributions............         --           --      5,484        90,870        (96,354)             --
  Cash dividends paid.........         --      (50,250)        --        (5,484)        55,734              --
                                ---------     --------    -------     ---------       --------       ---------
Net cash (used for) provided
  by financing activities.....    (73,446)     (50,250)     5,484       253,374        (40,620)         94,542
                                ---------     --------    -------     ---------       --------       ---------
Effect of exchange rate
  changes on cash and cash
  equivalents.................         --           --         --        (1,244)            --          (1,244)
                                ---------     --------    -------     ---------       --------       ---------
Net (decrease) increase in
  cash and cash equivalents...    (67,532)          15         (3)      250,760             --         183,240
Cash and cash equivalents,
  beginning of period.........     67,584           --         18       317,107             --         384,709
                                ---------     --------    -------     ---------       --------       ---------
Cash and cash equivalents, end
  of period...................  $      52     $     15    $    15     $ 567,867       $     --       $ 567,949
                                ---------     --------    -------     ---------       --------       ---------

                                                        SIX MONTHS ENDED JUNE 30, 2004
                               --------------------------------------------------------------------------------
                                              NABORS                   OTHER
                                 NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                               GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
                               ----------   ----------   --------   ------------   -------------   ------------
(IN THOUSANDS)

Net cash (used for) provided
  by operating activities....  $(162,519)   $ 294,844    $(5,483)    $ 313,535       $(184,846)     $ 255,531
                               ---------    ---------    -------     ---------       ---------      ---------
Cash flows from investing
  activities:
  Purchases of investments...   (331,215)          --         --       (94,783)             --       (425,998)
  Sales and maturities of
     investments.............    432,559           --         --        55,890              --        488,449
  Cash paid for investments
     in consolidated
     affiliates..............   (178,012)     (20,000)        --      (125,484)        323,496             --
  Capital expenditures.......         --           --         --      (289,327)             --       (289,327)
  Proceeds from sales of
     assets and insurance
     claims..................         --           --         --         2,588              --          2,588
                               ---------    ---------    -------     ---------       ---------      ---------
Net cash used for investing
  activities.................    (76,668)     (20,000)        --      (451,116)        323,496       (224,288)
                               ---------    ---------    -------     ---------       ---------      ---------
Cash flows from financing
  activities:
  Increase in cash
     overdrafts..............         --           --         --         5,349              --          5,349
  Reduction of long-term
     debt....................         --     (296,775)        --        (1,342)             --       (298,117)
  Proceeds from issuance of
     parent common shares....      3,287           --         --        39,341              --         42,628
  Retirement of intercompany
     loan....................      1,325           --         --        (1,325)             --             --
  Proceeds from parent
     contributions...........         --      120,000      5,484       198,012        (323,496)            --
  Cash dividends paid........         --      (98,070)        --       (86,776)        184,846             --
                               ---------    ---------    -------     ---------       ---------      ---------
Net cash provided by (used
  for) financing
  activities.................      4,612     (274,845)     5,484       153,259        (138,650)      (250,140)
                               ---------    ---------    -------     ---------       ---------      ---------
Effect of exchange rate
  changes on cash and cash
  equivalents................         --           --         --         1,747              --          1,747
                               ---------    ---------    -------     ---------       ---------      ---------
Net (decrease) increase in
  cash and cash
  equivalents................   (234,575)          (1)         1        17,425              --       (217,150)
Cash and cash equivalents,
  beginning of period........    403,693            1         17       176,026              --        579,737
                               ---------    ---------    -------     ---------       ---------      ---------
Cash and cash equivalents,
  end of period..............  $ 169,118    $      --    $    18     $ 193,451       $      --      $ 362,587
                               ---------    ---------    -------     ---------       ---------      ---------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nabors Industries Ltd.:

     We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of June 30, 2005, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows and of changes in shareholders' equity for each of the six-month periods ended June 30, 2005 and 2004. This interim financial information is the responsibility of the Company's management.

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

Houston, Texas
August 2, 2005

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

     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission under Part 1, Item I, "Business -- Risk Factors."

     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "we," "us," "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

RESULTS OF OPERATIONS

     A discussion of our results of operations for the three and six months ended June 30, 2005 and 2004 is included below. This discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2004.

     The following table sets forth certain information with respect to our reportable segments and rig activity:

                                        THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                    ------------------------------------   ----------------------------------------
                                                             INCREASE                                   INCREASE
                                      2005       2004       (DECREASE)        2005         2004        (DECREASE)
                                    --------   --------   --------------   ----------   ----------   --------------
(IN THOUSANDS, EXCEPT PERCENTAGES AND RIG ACTIVITY)
Reportable segments:
  Operating revenues and Earnings
    from unconsolidated
    affiliates:
    Contract Drilling:(1)
      U.S. Lower 48 Land
        Drilling..................  $300,700   $172,049   $128,651    75%  $  559,690   $  325,417   $234,273    72%
      U.S. Land Well-servicing....   118,776     88,162     30,614    35%     224,889      167,641     57,248    34%
      U.S. Offshore...............    45,130     31,556     13,574    43%      83,197       62,877     20,320    32%
      Alaska......................    21,955     19,701      2,254    11%      46,723       49,038     (2,315)   (5)%
      Canada......................    76,720     61,905     14,815    24%     250,122      200,671     49,451    25%
      International...............   135,168    107,185     27,983    26%     259,198      210,172     49,026    23%
                                    --------   --------   --------         ----------   ----------   --------
        Subtotal Contract
          Drilling(2).............   698,449    480,558    217,891    45%   1,423,819    1,015,816    408,003    40%
    Oil and Gas(3)................    15,218     14,173      1,045     7%      30,517       35,299     (4,782)  (14)%
    Other Operating
      Segments(4)(5)..............    78,729     52,740     25,989    49%     147,645      108,678     38,967    36%
    Other reconciling items(6)....   (21,855)   (15,603)    (6,252)  (40)%    (45,709)     (31,122)   (14,587)  (47)%
                                    --------   --------   --------         ----------   ----------   --------
      Total.......................  $770,541   $531,868   $238,673    45%  $1,556,272   $1,128,671   $427,601    38%
                                    --------   --------   --------         ----------   ----------   --------
  Adjusted income (loss) derived
    from operating activities:(7)
    Contract Drilling:
      U.S. Lower 48 Land
        Drilling..................  $101,813   $ 12,971   $ 88,842   N/M(8) $  175,272  $   21,539   $153,733   N/M(8)
      U.S. Land Well-servicing....    26,401     14,394     12,007    83%      45,829       24,127     21,702    90%
      U.S. Offshore...............    12,498      4,796      7,702   161%      19,509        9,613      9,896   103%
      Alaska......................     4,159      3,756        403    11%      10,131       10,966       (835)   (8)%
      Canada......................        57      2,851     (2,794)  (98)%     47,337       46,123      1,214     3%
      International...............    32,558     18,753     13,805    74%      62,325       37,344     24,981    67%
                                    --------   --------   --------         ----------   ----------   --------
        Subtotal Contract
          Drilling................   177,486     57,521    119,965   209%     360,403      149,712    210,691   141%
    Oil and Gas...................     2,869        896      1,973   220%       3,743        5,402     (1,659)  (31)%
    Other Operating Segments......     7,982     (2,106)    10,088   N/M(8)     11,532      (2,537)    14,069   N/M(8)
    Other reconciling items(9)....   (14,510)    (9,645)    (4,865)  (50)%    (29,928)     (20,845)    (9,083)  (44)%
                                    --------   --------   --------         ----------   ----------   --------
      Total.......................   173,827     46,666    127,161   272%     345,750      131,732    214,018   162%
  Interest expense................   (11,333)   (11,387)        54     0%     (22,070)     (27,246)     5,176    19%
  Investment income...............    15,578      8,631      6,947    80%      27,366       20,884      6,482    31%
  Gains (losses) on sales of
    long-lived assets, impairment
    charges and other income
    (expense), net................    (4,223)     6,155    (10,378)  (169)%     (8,094)      4,826    (12,920)  (268)%
                                    --------   --------   --------         ----------   ----------   --------
  Income before income taxes......  $173,849   $ 50,065   $123,784   247%  $  342,952   $  130,196   $212,756   163%
                                    --------   --------   --------         ----------   ----------   --------
  Rig activity:
    Rig years:(10)
      U.S. Lower 48 Land
        Drilling..................     229.3      193.4       35.9    19%       225.9        184.4       41.5    23%
      U.S. Offshore...............      17.2       15.5        1.7    11%        16.4         14.6        1.8    12%
      Alaska......................       6.8        6.7         .1     1%         6.7          7.2        (.5)   (7)%
      Canada......................      26.2       25.8         .4     2%        46.1         44.5        1.6     4%
      International(11)...........      83.4       65.6       17.8    27%        79.3         65.3       14.0    21%
                                    --------   --------   --------         ----------   ----------   --------
        Total rig years...........     362.9      307.0       55.9    18%       374.4        316.0       58.4    18%
                                    --------   --------   --------         ----------   ----------   --------
    Rig hours:(12)
      U.S. Land Well-servicing....   308,718    287,350     21,368     7%     605,329      562,498     42,831     8%
      Canada Well-servicing.......    60,297     67,873     (7,576)  (11)%    174,633      185,469    (10,836)   (6)%
                                    --------   --------   --------         ----------   ----------   --------
        Total rig hours...........   369,015    355,223     13,792     4%     779,962      747,967     31,995     4%
                                    --------   --------   --------         ----------   ----------   --------

---------------

 (1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $1.2 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively, and $1.9 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively.

 (3) Represents our oil and gas exploration, development and production operations.

 (4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (5) Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.0 million and $.1 million for the three months ended June 30, 2005 and 2004, respectively, and $5.3 million and $2.8 million for the six months ended June 30, 2005 and 2004, respectively.

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

(11) International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the three months ended June 30, 2005 and 2004 and 3.9 years and 4.0 years during the six months ended June 30, 2005 and 2004, respectively.

(12) Rig hours represents the number of hours that our well-servicing rig fleet operated during the period.

  THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

     Operating revenues and Earnings from unconsolidated affiliates for the three months ended June 30, 2005 totaled $770.5 million, representing an increase of $238.7 million, or 45%, compared to the prior year quarter. Adjusted income derived from operating activities and net income for the three months ended June 30, 2005 totaled $173.8 million and $131.8 million ($.82 per diluted share), respectively, representing increases of 272% and 184% compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates for the six months ended June 30, 2005 totaled $1.6 billion, representing an increase of $427.6 million, or 38%, compared to the prior year period. Adjusted income derived from operating activities and net income for the six months ended June 30, 2005 totaled $345.8 million and $259.2 million ($1.62 per diluted share), respectively, representing increases of 162% and 120% compared to the prior year period.

     The increase in our operating results during the three and six months ended June 30, 2005 resulted from higher revenues realized by the majority of our operating segments. Revenues increased as a result of higher activity levels and average dayrates during the three and six months ended June 30, 2005 compared to the prior year periods. This increase in activity reflects an increase in demand for our services in these markets during the three and six months ended June 30, 2005, which resulted from continuing higher price levels for natural gas and oil during 2004 and the first two quarters of 2005.

     Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $6.32 per million cubic feet (mcf) during the period from July 1, 2004 through June 30, 2005, up from a $5.42 per mcf average during the period from July 1, 2003 through June 30, 2004. West Texas intermediate spot oil prices (per Bloomberg) averaged $48.78 per barrel during the period from July 1, 2004 through June 30, 2005, up from a $33.72 per barrel average during the period from July 1, 2003 through June 30, 2004.

     Our operating results for 2005 are expected to increase from levels realized during 2004 given our current expectation of the continuation of high commodity prices during 2005 and the related impact on drilling and well-servicing activity and dayrates. The expected increase in drilling activity and dayrates should have the largest impact on our U.S. Lower 48 Land Drilling operations. Our U.S. Land Well-servicing operations are also expected to improve given our expectations of higher prices, activity and dayrates during 2005. We also expect an improvement in operating results for our Canadian operations primarily resulting from increased dayrates and drilling activity. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter, and then generally increase over the last half of the year. We also expect an improvement in operating results for our U.S. Offshore operations during 2005 primarily as a result of higher dayrates and a continuing improvement in the utilization of our workover jack-up rigs. We expect results from our International operations during 2005 to increase compared to 2004 as a result of new rigs operating under contract in Saudi Arabia and our expectations of opportunities in various regions of the world, with the largest impact expected from our operations in North Africa, the Middle East and Mexico. We expect results from our drilling operations in Alaska to be reduced overall in 2005 compared to 2004, resulting from the decrease in demand for drilling services by major operators in that market.

     Contract Drilling. Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore. Operating revenues and Earnings from unconsolidated affiliates for our Contract Drilling operating segments totaled $698.4 million and adjusted income derived from operating activities totaled $177.5 million during the three months ended June 30, 2005, representing increases of 45% and 209%, respectively, compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates for our Contract Drilling operating segments totaled $1.4 billion and adjusted income derived from operating activities totaled $360.4 million during the six months ended June 30, 2005, representing increases of 40% and 141%, respectively, compared to the prior year period. Rig years (excluding well-servicing rigs) increased to 362.9 years and
374.4 years during the three and six months ended June 30, 2005, respectively, from 307.0 years and 316.0 years during the three and six months ended June 30, 2004, respectively, as a result of increased capital spending by our customers, which resulted from the improvement in commodity prices discussed above.

     U.S. Lower 48 Land Drilling Operating revenues totaled $300.7 million and $559.7 million during the three and six months ended June 30, 2005, respectively, representing increases of 75% and 72%, respectively, compared to the prior year periods. Adjusted income derived from operating activities totaled $101.8 million during the three months ended June 30, 2005 compared to $13.0 million during the prior year quarter, and totaled $175.3 million during the six months ended June 30, 2005 compared to $21.5 million during the prior year period. The increase in operating results during the three and six months ended June 30, 2005 primarily resulted from an increase in drilling activity driven by higher natural gas prices, which is reflected in the increase in rig years to 229.3 years and 225.9 years during the three and six months ended June 30, 2005, respectively, compared to 193.4 years and 184.4 years during the three and six months ended June 30, 2004, respectively, and higher average dayrates.

     U.S. Land Well-servicing Operating revenues and adjusted income derived from operating activities totaled $118.8 million and $26.4 million, respectively, during the three months ended June 30, 2005, representing increases of 35% and 83%, respectively, compared to the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $224.9 million and $45.8 million, respectively, during the six months ended June 30, 2005, representing increases of 34% and 90%, respectively, compared to the prior year period. These increases primarily resulted from an increase in average dayrates compared to the prior year periods and from higher well-servicing hours, which totaled 308,718 hours and 605,329 hours during the three and six months ended June 30, 2005, respectively, compared to 287,350 hours and 562,498 hours during the three and six months ended June 30, 2004, respectively. These increases in dayrates and activity resulted from higher customer demand for our services in a number of markets in which we operate, which was driven by a sustained level of higher oil prices.

     U.S. Offshore Operating revenues and adjusted income derived from operating activities totaled $45.1 million and $12.5 million, respectively, during the three months ended June 30, 2005, representing increases of 43% and 161%, respectively, compared to the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $83.2 million and $19.5 million, respectively, during the six months ended June 30, 2005, representing increases of 32% and 103%, respectively, compared to the prior year period. These increases primarily resulted from the addition of two new platform rigs for deepwater development projects, which commenced operations late in the second quarter of 2004, and an increase in average dayrates for our jack-up rigs during the 2005 periods compared to the prior year periods. These increases were partially offset by the significant damage to one of our MODS deepwater platform rigs during Hurricane Ivan in September 2004, as this rig has not worked since that date. However, our U.S. Offshore unit's operating results for the three and six months ended June 30, 2005 were increased by $2.2 million of net business interruption insurance proceeds recorded in June 2005 related to this rig. Rig years for our U.S. Offshore operations totaled 17.2 years and 16.4 years during the three and six months ended June 30, 2005, respectively, compared to 15.5 years and 14.6 years during the three and six months ended June 30, 2004, respectively.

     Alaskan Operating revenues and adjusted income derived from operating activities totaled $22.0 million and $4.2 million, respectively, during the three months ended June 30, 2005, representing increases of 11% compared to the prior year quarter. These increases primarily resulted from revenues associated with a water injection project, an increase in rentals of full size camps, and the receipt of a lump sum demobilization fee on a rig during the three months ended June 30, 2005. These increases were partially offset by lower average dayrates during the three months ended June 30, 2005 compared to the prior year quarter. Rig years for our Alaskan operations remained substantially unchanged during the three months ended June 30, 2005 compared to the prior year quarter, totaling 6.8 years and 6.7 years for the three months ended June 30, 2005 and 2004, respectively. Operating revenues and adjusted income derived from operating activities totaled $46.7 million and $10.1 million, respectively, during the six months ended June 30, 2005, representing decreases of 5% and 8%, respectively, compared to the prior year period. These decreases primarily resulted from lower drilling activity and lower average dayrates during the six months ended June 30, 2005 compared to the prior year period, which resulted from decreased demand for drilling services by major operators in that market despite the increase in oil prices discussed above. This decrease in demand resulted from the major operators in Alaska concentrating their capital spending in other regions of the world where fields are less mature than those in Alaska. The decrease in drilling activity is reflected in the decrease in rig years to
6.7 years during the six months ended June 30, 2005 from 7.2 years during the prior year period.

     Canadian Operating revenues and adjusted income derived from operating activities totaled $76.7 million and $.1 million, respectively, during the three months ended June 30, 2005, representing an increase of 24% and a decrease of 98%, respectively, compared to the prior year quarter. The increase in Operating revenues for the three months ended June 30, 2005 primarily resulted from an increase in average dayrates for our Canadian drilling and well-servicing operations and from an overall increase in drilling activity (driven by increased natural gas prices) compared to the prior year quarter. This increase was partially offset by a decrease in well-servicing hours resulting from excessively wet weather during the second quarter of 2005. Rig years in Canada increased to 26.2 years during the three months ended June 30, 2005 from 25.8 years during the prior year quarter and well-servicing hours in Canada decreased to 60,297 hours during the three months ended June 30, 2005 from 67,873 hours during the prior year quarter. Adjusted income derived from operating activities for the three months ended June 30, 2005 decreased primarily as a result of increased costs incurred during the second quarter of 2005 from planned maintenance activities compared to the prior year quarter. These maintenance activities are normally carried out during the second and third quarter of the year when activity is lower, but during the current year were completed mostly during the second quarter in anticipation of higher activity levels during the third quarter of 2005. Operating revenues and adjusted income derived from operating activities totaled $250.1 million and $47.3 million, respectively, during the six months ended June 30, 2005, representing increases of 25% and 3%, respectively, compared to the prior year period. These increases resulted from an increase in average dayrates for our Canadian drilling and well-servicing operations and from an overall increase in drilling activity compared to the prior year period. This increase was partially offset by a decrease in well-servicing hours resulting from an early end to the winter drilling season and the excessively wet weather during the second quarter of 2005. Rig years in Canada increased to 46.1 years during the six months ended June 30, 2005 from 44.5 years during the prior year period and well-servicing hours in Canada decreased to 174,633 hours during the six months ended June 30, 2005 from 185,469 hours during the prior year period.

     International Operating revenues and Earnings from unconsolidated affiliates and adjusted income derived from operating activities totaled $135.2 million and $32.6 million, respectively, during the three months ended June 30, 2005, representing increases of 26% and 74%, respectively, compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates and adjusted income derived from operating activities totaled $259.2 million and $62.3 million, respectively, during the six months ended June 30, 2005, representing increases of 23% and 67%, respectively, compared to the prior year period. The improved results during the three and six months ended June 30, 2005 primarily resulted from an increase in operations in South and Central America (primarily in Mexico, Colombia and Ecuador) and in the Middle East (primarily in Saudi Arabia and Qatar). International rig years increased to 83.4 years and
79.3 years during the three and six months ended June 30, 2005, respectively, from 65.6 years and 65.3 years during the three and six months ended June 30, 2004, respectively.

     Oil and Gas. This operating segment represents our oil and gas exploration, development and production operations. Oil and Gas Operating revenues and adjusted income derived from operating activities totaled $15.2 million and $2.9 million, respectively, during the three months ended June 30, 2005, representing increases of 7% and 220%, respectively, compared to the prior year quarter. The increase in Operating revenues resulted from higher commodity prices during the three months ended June 30, 2005 compared to the prior year quarter and an increase in production resulting from new investments in oil and gas properties during the first half of 2005. Adjusted income derived from operating activities increased as a result of $2.4 million in expense recorded during the three months ended June 30, 2004 resulting from a dry hole in the Gulf of Mexico. The increase in results during the three months ended June 30, 2005 was partially offset by the expected decline in production under our contracts executed with El Paso Corporation in the fourth quarter of 2003. Oil and Gas Operating revenues and adjusted income derived from operating activities totaled $30.5 million and $3.7 million, respectively, during the six months ended June 30, 2005, representing decreases of 14% and 31%, respectively, compared to the prior year period. These decreases primarily resulted from the expected decline in production under our agreements with El Paso, which was partially offset by increases in commodity prices and production from new investments during the current year period.

     Other Operating Segments. These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. Operating revenues and Earnings from unconsolidated affiliates for our Other Operating Segments totaled $78.7 million and $147.6 million, respectively, during the three and six months ended June 30, 2005, representing increases of 49% and 36%, respectively, compared to the prior year periods. These increases primarily resulted from increased sales of top drives and increased demand for directional drilling, rig instrumentation and data collection services, which was driven by an overall increase in drilling activity in the Canadian market, compared to the prior year quarter. Adjusted income derived from operating activities totaled $8.0 million and $11.5 million during the three and six months ended June 30, 2005, respectively, compared to adjusted losses derived from operating activities totaling $2.1 million and $2.5 million during the three and six months ended June 30, 2004, respectively. These increases primarily resulted from the increased Operating revenues during the three and six months ended June 30, 2005 and from increased margins from our marine transportation and supply services, which was driven by higher average dayrates compared to prior year periods.

     Other Financial Information. General and administrative expenses totaled $59.8 million during the three months ended June 30, 2005, representing an increase of $14.4 million, or 32%, compared to the prior year quarter, and totaled $118.4 million during the six months ended June 30, 2005, representing an increase of $27.4 million, or 30%, compared to the prior year period. These increases primarily resulted from increased activity for a majority of our operating segments and increased corporate expenses. As a percentage of operating revenues, general and administrative expenses decreased during the three months ended June 30, 2005 compared to the prior year quarter (7.8% vs. 8.6%), and decreased during the six months ended June 30, 2005 compared to the prior year period (7.6% vs. 8.1%), as these expenses were spread over a larger revenue base.

     Depreciation and amortization expense totaled $71.0 million during the three months ended June 30, 2005, representing an increase of $10.1 million, or 17%, compared to the prior year quarter, and totaled $139.2 million during the six months ended June 30, 2005, representing an increase of $17.8 million, or 15%, compared to the prior year period. Depreciation and amortization expense increased during the current year periods primarily as a result of increases in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations, and depreciation on capital expenditures made during the last half of 2004 and the first half of 2005.

     Depletion expense totaled $11.3 million during the three months ended June 30, 2005, representing an increase of $1.4 million, or 14%, compared to the prior year quarter. Depletion expense for the three months ended June 30, 2005 increased as a result of production increases from new investments in oil and gas properties, partially offset by the decline in production under our agreements with El Paso. Depletion expense totaled $23.7 million during the six months ended June 30, 2005, representing a decrease of $1.9 million, or 7%, compared to the prior year period. Depletion expense for the six months ended June 30, 2005 decreased as a result of the decline in production under our agreements with El Paso. This decrease was only partially offset by increased production from new investments in oil and gas properties during the six months ended June 30, 2005 and by additional depletion expense of $1.6 million recognized during the first quarter of 2005 as a result of the casing collapse on a producing well in South Texas.

     Interest expense remained relatively constant during the three months ended June 30, 2005 compared to the prior year quarter, totaling $11.3 million and $11.4 million during the three months ended June 30, 2005 and 2004, respectively. Interest expense totaled $22.1 million during the six months ended June 30, 2005, representing a decrease of $5.2 million, or 19%, compared to the prior year period. This decrease resulted from the payment upon maturity of our 6.8% senior notes in April 2004.

     Investment income totaled $15.6 million during the three months ended June 30, 2005, representing an increase of $6.9 million, or 80%, compared to the prior year quarter, and totaled $27.4 million during the six months ended June 30, 2005, representing an increase of $6.5 million, or 31%, compared to the prior year period. These increases resulted from higher average yields on our investments and an increase in average balances invested.

     Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net decreased to a loss of $4.2 million during the three months ended June 30, 2005 from a gain of $6.2 million during the prior year quarter. The amounts for the three months ended June 30, 2005 include losses on long-lived assets of approximately $2.1 million, mark-to-market losses on our range cap and floor derivative instrument of approximately $1.1 million, and foreign currency transaction losses of approximately $1.0 million. The amounts for the three months ended June 30, 2004 include mark-to-market gains recorded on our range cap and floor derivative instrument of approximately $5.6 million. Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net decreased to a loss of $8.1 million during the six months ended June 30, 2005 from a gain of $4.8 million during the prior year period. The amounts for the six months ended June 30, 2005 include losses on long-lived assets of approximately $3.2 million, foreign currency transaction losses of approximately $1.3 million, and minority interest of approximately $1.2 million related to non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46R. The amounts for the six months ended June 30, 2004 include mark-to-market gains recorded on our range cap and floor derivative instrument of approximately $3.1 million.

     Our effective income tax rate was 24.2% and 24.4% during the three and six months ended June 30, 2005, respectively, compared to 7.4% and 9.3% during the respective prior year periods. The increases in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the

U.S. during the three and six months ended June 30, 2005, compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. In October 2004 the U.S. Congress passed and the President signed into law the American Jobs Creation Act of 2004. The Act did not impact the corporate reorganization completed by Nabors effective June 24, 2002, that made us a foreign entity. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by Nabors. We expect our effective tax rate during 2005 to be in the 24%-27% range because we expect a higher proportion of our income to be generated in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

     Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of marketable securities, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2005 and 2004.

     Operating Activities. Net cash provided by operating activities totaled $432.0 million during the six months ended June 30, 2005, compared to net cash provided by operating activities of $255.5 million during the prior year period. During the six months ended June 30, 2005 and 2004, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital (primarily accounts receivable) and other balance sheet accounts.

     Investing Activities. Net cash used for investing activities totaled $342.1 million during the six months ended June 30, 2005, compared to net cash used for investing activities of $224.3 million during the prior year period. During each of the six months ended June 30, 2005 and 2004, cash was used for capital expenditures and acquisitions, and was provided by sales, net of purchases, of investments.

     Financing Activities. Net cash provided by financing activities totaled $94.5 million during the six months ended June 30, 2005 compared to net cash used for financing activities of $250.1 million during the prior year period. During the six months ended June 30, 2005, cash was provided by our receipt of proceeds totaling $160.6 million from the exercise of options to acquire our common shares by our employees and was used for the repurchase of our common shares in the open market totaling $80.6 million. During the six months ended June 30, 2004, cash was used for the reduction of long-term debt of $298.1 million (including the payment upon maturity of our 6.8% senior notes in April 2004 totaling $295.3 million) and was provided by our receipt of proceeds totaling $42.6 million from the exercise of options to acquire our common shares by our employees.

  FUTURE CASH REQUIREMENTS

     As of June 30, 2005, we had long-term debt, including current maturities, of $2.0 billion and cash and cash equivalents and investments of $1.6 billion.

     Our $1.381 billion zero coupon convertible senior debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016, for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. The amount of the purchase price would total $826.8 million, $936.2 million and $1.1 billion if the debentures were put to us on February 5, 2006, February 5, 2011 or February 5, 2016, respectively. As our $1.381 billion zero coupon convertible senior debentures can be put to us on February 5, 2006, the outstanding principal amount of these debentures of $814.6 million is included in current liabilities in our balance sheet as of June 30, 2005. We cannot redeem the debentures before February 5, 2006, after which time we may redeem all or a portion of the debentures for cash at any time at their accreted value. We treat the redemption price, including accrued original issue discount, on such debentures as a financing activity for purposes of reporting cash flows in our consolidated statements of cash flows.

     Additionally, each of our $700 million zero coupon senior exchangeable notes and our $1.381 billion zero coupon convertible senior debentures provide that upon an exchange or conversion, as applicable, of these convertible debt instruments, we will be required to pay holders of these debt instruments, in lieu of common shares, cash up to the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indentures. If the $1.381 billion debentures were converted, our cash obligation would be an amount equal to the lesser of 8.5 million multiplied by the sale price of our common shares on the trading day immediately prior to the related conversion date or the principal amount of the debentures on the date of conversion. If these debentures had been converted on June 30, 2005, we would have been required to pay cash totaling approximately $506.1 million to the holders of the debentures (based on the closing price for our common shares on June 29, 2005 of $59.60). As this amount is substantially lower than the $826.8 million that the holders of the debentures will receive if they put the debentures to us on the first put date of February 5, 2006 or if they sold the debentures in the open market, we do not currently expect the debentures to be converted and any payment to be required prior to February 5, 2006 (when the holders have the option to put the debentures back to us), unless the price for our shares were to exceed approximately $96. Our $700 million zero coupon senior exchangeable notes cannot be exchanged until the price for our shares exceeds approximately $84 or in various other circumstances as described in the note indenture.

     As of June 30, 2005, we had outstanding purchase commitments of approximately $212.9 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $1.1 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of drilling and well-servicing rigs that we own and operate and will consist primarily of land drilling and well-servicing rigs. The increase in capital expenditures is expected across a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian, and International operations.

     Our 2004 Annual Report on Form 10-K includes our contractual cash obligations table as of December 31, 2004. As a result of the increase in our outstanding purchase commitments discussed above, we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to purchase commitments as of June 30, 2005:

                                                               PAYMENT DUE BY PERIOD
                                    ---------------------------------------------------------------------------
                                     TOTAL           < 1 YEAR           1-3 YEARS      3-5 YEARS     THEREAFTER
(IN THOUSANDS)                      --------   ---------------------   ------------   ------------   ----------
Purchase commitments(1)...........  $212,879         $212,879             $  --          $  --         $  --

---------------

(1) Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

     No other significant changes have occurred to the contractual cash obligations information disclosed in our 2004 Annual Report on Form 10-K.

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

     During 2002 our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we are authorized to purchase up to $400 million of our common shares. Through June 30, 2005, approximately $83.1 million of our common shares have been repurchased under this program, which includes 1.5 million of our common shares repurchased and retired for $80.6 million during the second quarter of 2005.

     See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included in Note 5 to our accompanying consolidated financial statements.

  FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

     Our primary sources of liquidity are cash and cash equivalents, marketable and non-marketable securities and cash generated from operations. As of June 30, 2005, we had cash and cash equivalents and investments of $1.6 billion (including $518.1 million of long-term investments) and working capital of $591.7 million. This compares to cash and cash equivalents and investments of $1.4 billion (including $510.5 million of long-term investments) and working capital of $381.7 million as of December 31, 2004.

     Our funded debt to capital ratio was 0.38:1 as of June 30, 2005 and 0.41:1 as of December 31, 2004. Our net funded debt to capital ratio was 0.12:1 as of June 30, 2005 and 0.17:1 as of December 31, 2004. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable and non-marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Non-marketable securities consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Our interest coverage ratio was 21:1 as of June 30, 2005, compared to 14.1:1 as of December 31, 2004. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

     We have three letter of credit facilities with various banks as of June 30, 2005. Availability and borrowings under our credit facilities as of June 30, 2005 are as follows:

(IN THOUSANDS)
Credit available............................................     $128,531
Letters of credit outstanding...............................      (93,146)
                                                                 --------
Remaining availability......................................     $ 35,385
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

OTHER MATTERS

  RECENT ACCOUNTING PRONOUNCEMENTS

     As discussed under Stock-Based Compensation in Note 2 to our accompanying consolidated financial statements, we currently account for stock-based compensation as prescribed by Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and because we grant options at prices equal to the market price of our shares on the date of the grant, we do not record compensation expense related to these grants in our consolidated statements of income. On December 16, 2004, the FASB issued a revision to Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payment," which will eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. The statement will be effective for stock options granted, modified, or settled in cash in annual periods beginning after June 15, 2005 (2006 for Nabors). Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the statement, compensation cost will be measured and recorded in our consolidated statements of income based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," presented in Note 2 to our accompanying consolidated financial statements. The statement may have a material adverse effect on our results of operations during the periods of adoption and annual and interim periods thereafter. The impact that the adoption of this statement in its current form on January 1, 2005 or 2004 would have had on our net income and basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 is presented in the table included in Note 2 to our accompanying consolidated financial statements.

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

     The fair value of our interest rate swap agreement recorded as a derivative asset and included in other long-term assets totaled approximately $6.1 million and $4.6 million as of June 30, 2005 and December 31, 2004, respectively. The carrying value of our 5.375% senior notes has been increased by the same amount as of June 30, 2005 and December 31, 2004.

     The fair value of our range cap and floor transaction recorded as a derivative asset and included in other long-term assets totaled approximately $.2 million, $1.3 million and $.3 million as of June 30, 2005, March 31, 2005 and December 31, 2004, respectively. We recorded mark-to-market losses, included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net of approximately $1.1 million and $.2 million during the three and six months ended June 30, 2005, respectively, resulting from the change in cumulative fair value of this derivative instrument during the three and six months ended June 30, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

     The following table provides information relating to Nabors' repurchase of common shares during the second quarter of 2005:

                                                                               APPROXIMATE DOLLAR
                                             AVERAGE      TOTAL NUMBER OF     VALUE OF SHARES THAT
                              TOTAL NUMBER    PRICE     SHARES PURCHASED AS        MAY YET BE
                               OF SHARES     PAID PER    PART OF PUBLICLY     PURCHASED UNDER THE
PERIOD                         PURCHASED      SHARE      ANNOUNCED PROGRAM         PROGRAM(1)
------                        ------------   --------   -------------------   --------------------
May 1, 2005 - May 31,
  2005......................   1,500,000      $53.73         1,500,000            $316,943,899

---------------

(1) During 2002 our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we are authorized to purchase up to $400 million of our common shares. This repurchase program does not have an expiration date.

     No shares were purchased during the periods of April 1, 2005 - April 30, 2005 and June 1, 2005 - June 30, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2005 Annual General Meeting of Shareholders of Nabors Industries Ltd. held on June 7, 2005, 132,300,461 shares were present in person or by proxy, constituting 83.6% of the outstanding shares of Nabors entitled to vote, which includes both common shares and the preferred share voting on behalf of holders of common shares of Nabors Exchangeco (Canada) Inc. The matters voted upon at the annual meeting were:

     Election of Directors: The shareholders elected three Class II directors to the Board of Directors of Nabors Industries Ltd. to serve for a three-year term, until 2008:

Anthony G. Petrello
Votes cast in favor: .......................................  129,767,605
Votes withheld: ............................................    2,532,856

Myron M. Sheinfeld
Votes cast in favor: .......................................  122,802,526
Votes withheld: ............................................    9,497,935

Martin J. Whitman
Votes cast in favor: .......................................  122,799,577
Votes withheld: ............................................    9,500,884

     Class III Directors, Eugene M. Isenberg and James C. Flores continued in office with terms expiring in 2006. Class I Directors James L. Payne, Hans W. Schmidt, and Alexander M. Knaster continued in office with terms expiring in 2007.

     Appointment of Independent Auditors: The shareholders appointed PricewaterhouseCoopers LLP as independent auditors of Nabors, and authorized the Audit Committee of the Board of Directors to set the auditors' remuneration:

Appointment of PricewaterhouseCoopers as Independent
  Auditors
Votes cast in favor: .......................................  129,731,349
Votes cast against: ........................................    1,817,988
Votes abstaining:...........................................      751,124

     Management Proposal to approve an amendment to the Amended and Restated Bye-Laws to require shareholder approval of certain dispositions of the Company's assets: The shareholders approved the management proposal by the following vote:

Management Proposal
Votes cast in favor: .......................................  110,092,299
Votes cast against: ........................................       94,093
Votes abstaining: ..........................................      806,413

     Management Proposal to approve an amendment to the Company's 2003 Employee Stock Plan to make nonemployee directors eligible participants under such plan: The shareholders approved the management proposal by the following vote:

Management Proposal
Votes cast in favor:........................................  77,518,084
Votes cast against:.........................................  32,625,878
Votes abstaining:...........................................     844,018

     Shareholder Proposal to adopt a policy that a significant amount of future grants to senior executives be performance-based: The shareholders rejected the shareholder proposal by the following vote:

Shareholder Proposal
Votes cast in favor: .......................................  40,583,255
Votes cast against: ........................................  69,448,050
Votes abstaining: ..........................................     956,675

ITEM 6.  EXHIBITS

     (a) Exhibits

 4.1  First Amendment to Nabors Industries Ltd.'s 2003 Employee
      Stock Plan.

 4.2  Amended and Restated Bye-Laws of Nabors Industries Ltd.

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

     (b) Reports on Form 8-K

     - Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 7, 2005, with respect to the shareholder approval of an amendment to Nabors' 2004 Employee Stock Plan on June 7, 2005.

     - Report on Form 8-K furnished to the U.S. Securities and Exchange Commission on April 27, 2005, with respect to Nabors' press release announcing results for the first quarter ended March 31, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NABORS INDUSTRIES LTD.

Date: August 3, 2005                      /s/ Anthony G. Petrello
                                          --------------------------------------
                                          Anthony G. Petrello
                                          Deputy Chairman, President and
                                          Chief Operating Officer

Date: August 3, 2005                      /s/ Bruce P. Koch
                                          --------------------------------------
                                          Bruce P. Koch
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

 4.1  First Amendment to Nabors Industries Ltd.'s 2003 Employee
      Stock Plan.

 4.2  Amended and Restated Bye-Laws of Nabors Industries Ltd.

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