Form 10-Q
period 2005-09-30
NABORS INDUSTRIES LTD
filed 2005-11-02
CIK 1163739

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The number of common shares, par value $.001 per share, outstanding as of October 28, 2005 was 157,476,873. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 179,773 exchangeable shares outstanding as of October 28, 2005 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                                     INDEX

                                                                               PAGE NO.
                                                                               --------
                             PART I FINANCIAL INFORMATION
Item 1.          Financial Statements (Unaudited)
                 Consolidated Balance Sheets as of September 30, 2005 and
                 December 31, 2004...........................................      2
                 Consolidated Statements of Income for the Three and Nine
                 Months Ended September 30, 2005 and 2004....................      3
                 Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2005 and 2004...........................      4
                 Consolidated Statements of Changes in Shareholders' Equity
                 for the Nine Months Ended September 30, 2005 and 2004.......      5
                 Notes to Consolidated Financial Statements..................      7
                 Report of Independent Registered Public Accounting Firm.....     24
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................     25
Item 3.          Quantitative and Qualitative Disclosures About
                 Market Risk.................................................     36
Item 4.          Controls and Procedures.....................................     36

                               PART II OTHER INFORMATION
Item 1.          Legal Proceedings...........................................     37
Item 6.          Exhibits....................................................     37
Signatures...................................................................     38

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
                                                              -------------   ------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  575,568      $  384,709
  Short-term investments....................................      856,021         955,304
  Accounts receivable, net..................................      734,982         540,103
  Inventory.................................................       42,676          28,653
  Deferred income taxes.....................................       40,419          39,599
  Other current assets......................................      118,427          72,068
                                                               ----------      ----------
     Total current assets...................................    2,368,093       2,020,436
Long-term investments.......................................      208,269          71,034
Property, plant and equipment, net..........................    3,622,732       3,275,495
Goodwill, net...............................................      342,116         327,225
Other long-term assets......................................      161,124         168,419
                                                               ----------      ----------
     Total assets...........................................   $6,702,334      $5,862,609
                                                               ----------      ----------

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $  819,682      $  804,550
  Trade accounts payable....................................      270,311         211,600
  Accrued liabilities.......................................      187,034         171,234
  Income taxes payable......................................       25,723          11,932
                                                               ----------      ----------
     Total current liabilities..............................    1,302,750       1,199,316
Long-term debt..............................................    1,197,810       1,201,686
Other long-term liabilities.................................      148,089         146,337
Deferred income taxes.......................................      487,533         385,877
                                                               ----------      ----------
  Total liabilities.........................................    3,136,182       2,933,216
                                                               ----------      ----------
Commitments and contingencies (Note 5)
Shareholders' equity:
  Common shares, par value $.001 per share:
     Authorized common shares 400,000; issued and
      outstanding 157,728 and 149,861, respectively.........          158             150
  Capital in excess of par value............................    1,584,424       1,358,374
  Unearned compensation.....................................      (17,346)             --
  Accumulated other comprehensive income....................      204,009         148,229
  Retained earnings.........................................    1,794,907       1,422,640
                                                               ----------      ----------
     Total shareholders' equity.............................    3,566,152       2,929,393
                                                               ----------      ----------
     Total liabilities and shareholders' equity.............   $6,702,334      $5,862,609
                                                               ----------      ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------   -----------------------
                                                    2005       2004        2005         2004
                                                  --------   --------   ----------   ----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues and other income:
  Operating revenues............................  $893,254   $585,652   $2,442,319   $1,709,348
  Earnings (losses) from unconsolidated
     affiliates.................................        91       (292)       7,298        4,683
  Investment income.............................    27,178     12,222       54,544       33,106
                                                  --------   --------   ----------   ----------
     Total revenues and other income............   920,523    597,582    2,504,161    1,747,137
                                                  --------   --------   ----------   ----------
Costs and other deductions:
  Direct costs..................................   500,552    378,084    1,429,762    1,137,065
  General and administrative expenses...........    65,879     49,548      184,325      140,588
  Depreciation and amortization.................    73,673     64,229      212,843      185,560
  Depletion.....................................    11,349      9,408       35,045       34,995
  Interest expense..............................    11,195     10,533       33,265       37,779
  Losses (gains) on sales of long-lived assets,
     impairment charges and other expense
     (income), net..............................    15,684      1,487       23,778       (3,339)
                                                  --------   --------   ----------   ----------
     Total costs and other deductions...........   678,332    513,289    1,919,018    1,532,648
                                                  --------   --------   ----------   ----------
Income before income taxes......................   242,191     84,293      585,143      214,489
                                                  --------   --------   ----------   ----------
Income tax expense:
  Current.......................................    10,153      4,976       24,271       15,572
  Deferred......................................    53,181      3,691      122,796        5,226
                                                  --------   --------   ----------   ----------
     Total income tax expense...................    63,334      8,667      147,067       20,798
                                                  --------   --------   ----------   ----------
Net income......................................  $178,857   $ 75,626   $  438,076   $  193,691
                                                  --------   --------   ----------   ----------
Earnings per share:
  Basic.........................................  $   1.14   $    .51   $     2.82   $     1.30
  Diluted.......................................  $   1.11   $    .48   $     2.73   $     1.24
Weighted-average number of common shares
  outstanding:
  Basic.........................................   157,209    149,089      155,605      148,646
                                                  --------   --------   ----------   ----------
  Diluted.......................................   161,850    163,919      160,614      163,584
                                                  --------   --------   ----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
(IN THOUSANDS)

Cash flows from operating activities:
Net income..................................................  $ 438,076   $ 193,691
Adjustments to net income:
  Depreciation and amortization.............................    212,843     185,560
  Depletion.................................................     35,045      34,995
  Deferred income tax expense...............................    122,796       5,226
  Deferred financing costs amortization.....................      3,661       3,839
  Pension liability amortization............................        360         643
  Discount amortization on long-term debt...................     15,500      15,139
  Amortization of loss on cash flow hedges..................        113         114
  Losses on long-lived assets, net..........................     11,542       1,380
  Gains on investments, net.................................    (23,452)    (11,940)
  Gains on derivative instruments...........................       (708)     (1,853)
  Amortization of unearned compensation.....................      3,354          --
  Foreign currency transaction losses (gains)...............        970         (29)
  Equity in earnings from unconsolidated affiliates, net of
     dividends..............................................     (4,798)     (3,682)
Increase (decrease) from changes in:
  Accounts receivable.......................................   (188,619)    (74,240)
  Inventory.................................................    (13,043)       (420)
  Other current assets......................................    (39,508)     10,697
  Other long-term assets....................................      4,575       7,049
  Trade accounts payable and accrued liabilities............     68,422      27,007
  Income taxes payable......................................     10,700      (9,082)
  Other long-term liabilities...............................      7,545     (18,973)
                                                              ---------   ---------
Net cash provided by operating activities...................    665,374     365,121
                                                              ---------   ---------
Cash flows from investing activities:
  Purchases of investments..................................   (454,625)   (722,703)
  Sales and maturities of investments.......................    468,271     705,542
  Cash paid for acquisitions of businesses, net.............    (46,201)         --
  Capital expenditures......................................   (577,844)   (400,073)
  Proceeds from sales of assets and insurance claims........     19,989       3,905
                                                              ---------   ---------
Net cash used for investing activities......................   (590,410)   (413,329)
                                                              ---------   ---------
Cash flows from financing activities:
  Increase in cash overdrafts...............................      3,857       6,416
  Reduction of long-term debt...............................       (424)   (301,659)
  Proceeds from issuance of common shares...................    186,717      52,239
  Repurchase of common shares...............................    (80,572)         --
                                                              ---------   ---------
Net cash provided by (used for) financing activities........    109,578    (243,004)
                                                              ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      6,317       8,612
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........    190,859    (282,600)
Cash and cash equivalents, beginning of period..............    384,709     579,737
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 575,568   $ 297,137
                                                              ---------   ---------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                              ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                                           ---------------------------------------------------
                                 COMMON                                    UNREALIZED
                                 SHARES                                       GAINS       MINIMUM     UNREALIZED
                             ---------------   CAPITAL IN                  (LOSSES) ON    PENSION      LOSS ON     CUMULATIVE
                                        PAR    EXCESS OF      UNEARNED     MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION
                             SHARES    VALUE   PAR VALUE    COMPENSATION   SECURITIES    ADJUSTMENT     HEDGES     ADJUSTMENT
                             -------   -----   ----------   ------------   -----------   ----------   ----------   -----------
(IN THOUSANDS)

Balances, December 31,
 2004......................  149,861   $150    $1,358,374     $     --       $   271      $(2,419)     $(1,143)     $151,520
                             -------   ----    ----------     --------       -------      -------      -------      --------
Comprehensive income
 (loss):
 Net income................
 Translation adjustment....                                                                                           27,457
 Unrealized gains on
   marketable securities,
   net of income taxes of
   $995....................                                                   36,232
   Less: reclassification
     adjustment for gains
     included in net
     income, net of income
     taxes of $367.........                                                   (8,249)
 Pension liability
   amortization, net of
   income taxes of $133....                                                                   227
 Amortization of loss on
   cash flow hedges........                                                                                113
                             -------   ----    ----------     --------       -------      -------      -------      --------
     Total comprehensive
       income (loss).......       --     --            --           --        27,983          227          113        27,457
                             -------   ----    ----------     --------       -------      -------      -------      --------
Issuance of common shares
 for stock options
 exercised.................    9,011      9       186,708
Nabors Exchangeco shares
 exchanged.................       38
Repurchase of common
 shares....................   (1,500)    (1)      (14,762)
Tax effect of stock option
 deductions................                        33,404
Grants of restricted stock
 awards....................      327               21,163      (21,163)
Forfeitures of restricted
 shares....................       (9)                (463)         463
Amortization of unearned
 compensation..............                                      3,354
                             -------   ----    ----------     --------       -------      -------      -------      --------
     Subtotal..............    7,867      8       226,050      (17,346)           --           --           --            --
                             -------   ----    ----------     --------       -------      -------      -------      --------
Balances, September 30,
 2005......................  157,728   $158    $1,584,424     $(17,346)      $28,254      $(2,192)     $(1,030)     $178,977
                             -------   ----    ----------     --------       -------      -------      -------      --------


                                              TOTAL
                              RETAINED    SHAREHOLDERS'
                              EARNINGS       EQUITY
                             ----------   -------------
(IN THOUSANDS)
Balances, December 31,
 2004......................  $1,422,640    $2,929,393
                             ----------    ----------
Comprehensive income
 (loss):
 Net income................     438,076       438,076
 Translation adjustment....                    27,457
 Unrealized gains on
   marketable securities,
   net of income taxes of
   $995....................                    36,232
   Less: reclassification
     adjustment for gains
     included in net
     income, net of income
     taxes of $367.........                    (8,249)
 Pension liability
   amortization, net of
   income taxes of $133....                       227
 Amortization of loss on
   cash flow hedges........                       113
                             ----------    ----------
     Total comprehensive
       income (loss).......     438,076       493,856
                             ----------    ----------
Issuance of common shares
 for stock options
 exercised.................                   186,717
Nabors Exchangeco shares
 exchanged.................                        --
Repurchase of common
 shares....................     (65,809)      (80,572)
Tax effect of stock option
 deductions................                    33,404
Grants of restricted stock
 awards....................                        --
Forfeitures of restricted
 shares....................                        --
Amortization of unearned
 compensation..............                     3,354
                             ----------    ----------
     Subtotal..............     (65,809)      142,903
                             ----------    ----------
Balances, September 30,
 2005......................  $1,794,907    $3,566,152
                             ----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.

                    NABORS INDUSTRIES LTD. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                     IN SHAREHOLDERS' EQUITY -- (CONTINUED)
                                  (UNAUDITED)

                                                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                            ---------------------------------------------------
                                 COMMON                     UNREALIZED
                                 SHARES                        GAINS       MINIMUM     UNREALIZED
                             ---------------   CAPITAL IN   (LOSSES) ON    PENSION      LOSS ON     CUMULATIVE
                                        PAR    EXCESS OF    MARKETABLE    LIABILITY    CASH FLOW    TRANSLATION    RETAINED
                             SHARES    VALUE   PAR VALUE    SECURITIES    ADJUSTMENT     HEDGES     ADJUSTMENT     EARNINGS
                             -------   -----   ----------   -----------   ----------   ----------   -----------   ----------
(IN THOUSANDS)

Balances, December 31,
 2003......................  146,656   $147    $1,270,362     $ 4,969      $(2,815)     $(1,294)     $ 98,723     $1,120,183
                             -------   ----    ----------     -------      -------      -------      --------     ----------
Comprehensive income
  (loss):
  Net income...............                                                                                          193,691
  Translation adjustment...                                                                            19,177
  Unrealized losses on
    marketable securities,
    net of income tax
    benefit of $671........                                     6,355
    Less: reclassification
      adjustment for gains
      included in net
      income, net of income
      taxes of $813........                                    (9,426)
  Pension liability
    amortization, net of
    income taxes of $238...                                                    405
  Amortization of loss on
    cash flow hedges.......                                                                 114
                             -------   ----    ----------     -------      -------      -------      --------     ----------
      Total comprehensive
        income (loss)......       --     --            --      (3,071)         405          114        19,177        193,691
                             -------   ----    ----------     -------      -------      -------      --------     ----------
Issuance of common shares
  for stock options
  exercised................    2,305      2        52,237
Nabors Exchangeco shares
  exchanged................      131
Tax effect of stock option
  deductions...............                        18,733
                             -------   ----    ----------     -------      -------      -------      --------     ----------
      Subtotal.............    2,436      2        70,970          --           --           --            --             --
                             -------   ----    ----------     -------      -------      -------      --------     ----------
Balances, September 30,
  2004.....................  149,092   $149    $1,341,332     $ 1,898      $(2,410)     $(1,180)     $117,900     $1,313,874
                             -------   ----    ----------     -------      -------      -------      --------     ----------


                                 TOTAL
                             SHAREHOLDERS'
                                EQUITY
                             -------------
(IN THOUSANDS)
Balances, December 31,
 2003......................   $2,490,275
                              ----------
Comprehensive income
  (loss):
  Net income...............      193,691
  Translation adjustment...       19,177
  Unrealized losses on
    marketable securities,
    net of income tax
    benefit of $671........        6,355
    Less: reclassification
      adjustment for gains
      included in net
      income, net of income
      taxes of $813........       (9,426)
  Pension liability
    amortization, net of
    income taxes of $238...          405
  Amortization of loss on
    cash flow hedges.......          114
                              ----------
      Total comprehensive
        income (loss)......      210,316
                              ----------
Issuance of common shares
  for stock options
  exercised................       52,239
Nabors Exchangeco shares
  exchanged................           --
Tax effect of stock option
  deductions...............       18,733
                              ----------
      Subtotal.............       70,972
                              ----------
Balances, September 30,
  2004.....................   $2,771,563
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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2004. In our management's opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2005, the results of our operations for the three and nine months ended September 30, 2005 and 2004, and our cash flows for the nine months ended September 30, 2005 and 2004, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2005 may not be indicative of results that will be realized for the full year ending December 31, 2005.

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

     Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $72.2 million and $67.1 million as of September 30, 2005 and December 31, 2004, respectively, and are included in other long-term assets in our consolidated balance sheets. Similarly, investments in certain funds are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments in our consolidated balance sheets.

CHANGE IN ACCOUNTING PRINCIPLE

     As of September 30, 2005, we changed our classification of certain available-for-sale marketable debt securities with maturities beyond one year to account for these securities as current assets in our consolidated balance sheets. Such amounts approximated $224.5 million as of September 30, 2005. We believe classifying these marketable debt securities as current assets is preferable based upon the highly liquid nature of these securities and because such securities represent the investment of cash that is available for current operations. These securities were previously classified in our consolidated balance sheets as long-term investments based solely on stated maturity. Amounts presented in our consolidated balance sheet as of December 31, 2004 of $439.5 million have also been reclassified to conform with the current year presentation. This change has no impact to our consolidated statements of income.

STOCK-BASED COMPENSATION

     We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of Nabors common shares at the date of grant over the amount an employee must pay to acquire the common shares. We grant options at prices equal to the market price of our shares on the date of grant and therefore do not record compensation expense related to these grants. For restricted stock awards, we record unearned compensation in shareholders' equity equal to the market value of the restricted shares on the date of grant with an offset to capital in excess of par value. Unearned compensation is charged to expense over the vesting period of the restricted stock awards. As the restrictions on the restricted stock awards are removed, which occurs as the restricted stock awards vest, the par value of the shares are reclassified from capital in excess of par value to common shares. For restricted stock awards that are forfeited, any compensation expense recognized in prior periods is reversed during the period of forfeiture. Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on our net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to our stock-based employee compensation. Under the provisions of SFAS 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant. For stock options, fair value is estimated using an option pricing model such as the Black-Scholes option-pricing model (which we use in our calculations), and compensation cost is amortized over the applicable option vesting period.

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   -------------------
                                                2005      2004       2005       2004
                                              --------   -------   --------   --------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income, as reported.....................  $178,857   $75,626   $438,076   $193,691
Add: Stock-based compensation expense,
  relating to restricted stock awards,
  included in reported net income, net of
  related tax effects.......................     1,128        --      2,275         --
Deduct: Total stock-based employee
  compensation expense determined under the
  fair value method for all awards, net of
  related tax effects.......................    (9,225)   (5,890)   (31,314)   (16,142)
                                              --------   -------   --------   --------
Pro forma net income-basic..................   170,760    69,736    409,037    177,549
Add: Interest expense on assumed conversion
  of our zero coupon
  convertible/exchangeable senior
  debentures/notes, net of tax..............        --     3,119         --      9,299
                                              --------   -------   --------   --------
Adjusted pro forma net income-diluted.......  $170,760   $72,855   $409,037   $186,848
                                              --------   -------   --------   --------
Earnings per share:
  Basic-as reported.........................  $   1.14   $   .51   $   2.82   $   1.30
  Basic-pro forma...........................  $   1.09   $   .47   $   2.63   $   1.19
  Diluted-as reported.......................  $   1.11   $   .48   $   2.73   $   1.24
  Diluted-pro forma.........................  $   1.06   $   .44   $   2.55   $   1.14

COMPREHENSIVE INCOME

     Comprehensive income totaled $241.3 million and $115.0 million for the three months ended September 30, 2005 and 2004, respectively, and $493.9 million and $210.3 million for the nine months ended September 30, 2005 and 2004, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     As discussed under Stock-Based Compensation above, we currently account for stock-based compensation as prescribed by APB 25, and because we grant options at prices equal to the market price of our shares on the date of the grant, we do not record compensation expense related to these grants in our consolidated statements of income. On December 16, 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment," which will eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. The statement will be effective for stock options granted, modified, or settled in cash in annual periods beginning after June 15, 2005 (2006 for Nabors). Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the statement, compensation cost will be measured and recorded in our consolidated statements of income based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, "Accounting for Stock-Based Compensation -- an Amendment to FAS 123," presented above. The statement may have a material adverse effect on our results of operations during the periods of adoption and annual and interim periods thereafter. The impact that the adoption of this statement in its current form on January 1, 2005 or 2004 would have had on our net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 is presented in the table above.

NOTE 3  INCOME TAXES

     Our effective income tax rate was 26.2% and 25.1% during the three and nine months ended September 30, 2005, respectively, compared to 10.3% and 9.7% during the three and nine months ended September 30, 2004, respectively. The increases in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the U.S. during the three and nine months ended September 30, 2005 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate.

NOTE 4  COMMON SHARES

     During the first nine months of 2005, the Compensation Committee of our Board of Directors granted restricted stock awards to certain of our executive officers, other key employees, and independent directors. In conjunction with these grants, we awarded 326,693 restricted shares at an average market price of $57.57 to these individuals. We recorded unearned compensation totaling approximately $21.2 million in shareholders' equity, equal to the market value of the restricted shares on the dates of grant, and will charge the unearned compensation to expense over the vesting period of the restricted stock awards (which ranges from 3 to 4 years). Subsequent to these awards, restricted shares totaling approximately $.5 million have been forfeited, resulting in a reduction to expense amount previously recorded. During the three and nine months ended September 30, 2005, $1.5 million and $3.4 million, respectively, was charged to compensation expense and is included in direct costs and general and administrative expenses in our consolidated statements of income.

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

LITIGATION

     Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position, although they could have a material adverse effect on our results of operations for a particular reporting period.

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

     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

                                                             MAXIMUM AMOUNT
                                           --------------------------------------------------
                                           REMAINDER
                                            OF 2005     2006     2007   THEREAFTER    TOTAL
(IN THOUSANDS)                             ---------   -------   ----   ----------   --------
Financial standby letters of credit and
  other financial surety instruments.....   $1,146     $86,557   $ 55     $6,808     $ 94,566
Contingent consideration in
  acquisitions...........................    1,250       1,958    708      2,834        6,750
                                            ------     -------   ----     ------     --------
Total....................................   $2,396     $88,515   $763     $9,642     $101,316
                                            ------     -------   ----     ------     --------

NOTE 6  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                 ------------------   -------------------
                                                   2005      2004       2005       2004
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         --------   -------   --------   --------
Net income (numerator):
  Net income - basic...........................  $178,857   $75,626   $438,076   $193,691
  Add interest expense on assumed conversion of
     our zero coupon convertible/exchangeable
     senior debentures/notes, net of tax:
       $1.381 billion due 2021(1)..............        --     3,119         --      9,299
       $700 million due 2023(2)................        --        --         --         --
                                                 --------   -------   --------   --------
     Adjusted net income - diluted.............  $178,857   $78,745   $438,076   $202,990
                                                 --------   -------   --------   --------
Earnings per share:
     Basic.....................................  $   1.14   $   .51   $   2.82   $   1.30
     Diluted...................................  $   1.11   $   .48   $   2.73   $   1.24
Shares (denominator):
  Weighted-average number of shares
     outstanding-basic(3)......................   157,209   149,089    155,605    148,646
  Net effect of dilutive stock options,
     warrants and restricted stock awards based
     on the treasury stock method..............     4,641     6,339      5,009      6,447
  Assumed conversion of our zero coupon
     convertible/exchangeable senior
     debentures/notes:
     $1.381 billion due 2021(1)................        --     8,491         --      8,491
     $700 million due 2023(2)..................        --        --         --         --
                                                 --------   -------   --------   --------
  Weighted-average number of shares
     outstanding-diluted.......................   161,850   163,919    160,614    163,584
                                                 --------   -------   --------   --------

---------------

(1) Diluted earnings per share for the three and nine months ended September 30, 2005 excludes approximately 8.5 million potentially dilutive shares initially issuable upon the conversion of these debentures. Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended September 30, 2005 as we are required to pay cash up to the principal amount of any debentures converted resulting from the issuance of a supplemental indenture relating to the debentures in October 2004. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, if the price of our shares exceeded approximately $97. Diluted earnings per share for the three and nine months ended September 30, 2004 reflects the assumed conversion of our $1.381 billion zero coupon convertible senior debentures due 2021, as the conversion in those periods would have been dilutive.

(2) Diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 excludes approximately 10.0 million potentially dilutive shares initially issuable upon the exchange of our $700 million zero coupon senior exchangeable notes due 2023. Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended September 30, 2005 as we are required to pay cash up to the principal amount of any notes exchanged as a result of the supplemental indenture issued for these notes during the fourth quarter of 2004. We would only issue an incremental number of shares upon exchange of these notes, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, if the price of our shares exceeded $70.10. Such shares did not impact our calculation of diluted earnings per share for the three and nine months ended September 30, 2004 as the notes are contingently exchangeable under certain circumstances and would only be included in the calculation of the weighted-average number of shares outstanding-diluted if any of those criteria were met. Such criteria were not met during the three and nine months ended September 30, 2004. Based on the initial exchange price per share, these notes would have been exchangeable for our common shares during those periods if the closing sale price per share of Nabors' common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter was greater than or equal to $84.12.

(3) Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors Exchangeco (Canada) Inc., an indirect wholly-owned Canadian subsidiary of Nabors, respectively: 157.0 million and .2 million shares for the three months ended September 30, 2005; 148.8 million and .3 million shares for the three months ended September 30, 2004; 155.4 million and .2 million shares for the nine months ended September 30, 2005; and 148.3 million and .3 million shares for the nine months ended September 30, 2004. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors' common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options, warrants and restricted stock awards that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 1,125 and 507,211 shares during the three and nine months ended September 30, 2005 and 8,963,148 and 8,479,677 shares during the three and nine months ended September 30, 2004. In any period during which the average market price of Nabors' common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock to be issued in future periods exceeds the number of shares assumed repurchased in those periods.

NOTE 7  SUPPLEMENTAL BALANCE SHEET INFORMATION

     Our cash and cash equivalents, short-term and long-term investments consist of the following:

                                                        SEPTEMBER 30,        DECEMBER 31,
                                                             2005                2004
(IN THOUSANDS)                                        ------------------   -----------------
Cash and cash equivalents...........................      $  575,568          $  384,709
Short-term investments..............................         856,021             955,304
Long-term investments...............................         208,269              71,034
                                                          ----------          ----------
Total...............................................      $1,639,858          $1,411,047
                                                          ----------          ----------

     As of September 30, 2005, our short-term investments consist entirely of investments in available-for-sale marketable debt and equity securities while our long-term investments consist entirely of investments in non-marketable securities. As of December 31, 2004, our short-term investments included $867.8 million of investments in available-for-sale marketable debt and equity securities.

NOTE 8  SEGMENT INFORMATION

     The following tables set forth certain financial information with respect to our reportable segments:

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                             -------------------   -----------------------
                                               2005       2004        2005         2004
                                             --------   --------   ----------   ----------
(IN THOUSANDS)

Operating revenues and Earnings from
  unconsolidated affiliates:
  Contract Drilling:(1)
     U.S. Lower 48 Land Drilling...........  $355,172   $202,283   $  914,862   $  527,700
     U.S. Land Well-servicing..............   130,265     95,377      355,154      263,018
     U.S. Offshore.........................    42,115     33,929      125,312       96,806
     Alaska................................    18,159     16,982       64,882       66,020
     Canada................................   131,348     89,293      381,470      289,964
     International.........................   143,355    111,618      402,553      321,790
                                             --------   --------   ----------   ----------
       Subtotal Contract Drilling(2).......   820,414    549,482    2,244,233    1,565,298
  Oil and Gas(3)...........................    16,354     14,216       46,871       49,515
  Other Operating Segments(4)(5)...........    81,753     41,408      229,398      150,086
  Other reconciling items(6)...............   (25,176)   (19,746)     (70,885)     (50,868)
                                             --------   --------   ----------   ----------
       Total...............................  $893,345   $585,360   $2,449,617   $1,714,031
                                             --------   --------   ----------   ----------
Adjusted income (loss) derived from
  operating activities:(7)
  Contract Drilling:
     U.S. Lower 48 Land Drilling...........  $135,295   $ 30,221   $  310,567   $   51,760
     U.S. Land Well-servicing..............    29,297     18,511       75,126       42,638
     U.S. Offshore.........................    12,883      4,507       32,392       14,120
     Alaska................................     3,612      2,522       13,743       13,488
     Canada................................    28,106     13,888       75,443       60,011
     International.........................    38,630     24,713      100,955       62,057
                                             --------   --------   ----------   ----------
       Subtotal Contract Drilling..........   247,823     94,362      608,226      244,074
  Oil and Gas..............................     3,998      4,018        7,741        9,420
  Other Operating Segments.................     7,465     (3,094)      18,997       (5,631)
                                             --------   --------   ----------   ----------
       Total segment adjusted income
          derived from operating
          activities.......................   259,286     95,286      634,964      247,863
Other reconciling items(8).................   (17,394)   (11,195)     (47,322)     (32,040)
Interest expense...........................   (11,195)   (10,533)     (33,265)     (37,779)
Investment income..........................    27,178     12,222       54,544       33,106
Gains (losses) on sales of long-lived
  assets, impairment charges and other
  income (expense), net....................   (15,684)    (1,487)     (23,778)       3,339
                                             --------   --------   ----------   ----------
Income before income taxes.................  $242,191   $ 84,293   $  585,143   $  214,489
                                             --------   --------   ----------   ----------

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
                                                              -------------   ------------
(IN THOUSANDS)

Total assets:
  Contract Drilling:
     U.S. Lower 48 Land Drilling............................   $1,337,873      $1,119,280
     U.S. Land Well-servicing...............................      362,286         274,734
     U.S. Offshore..........................................      375,012         409,687
     Alaska.................................................      199,796         204,614
     Canada.................................................    1,055,944         945,226
     International..........................................    1,331,106       1,121,749
                                                               ----------      ----------
       Subtotal Contract Drilling(9)........................    4,662,017       4,075,290
  Oil and Gas...............................................      106,054          93,169
  Other Operating Segments(10)..............................      344,239         321,979
  Other reconciling items(8)................................    1,590,024       1,372,171
                                                               ----------      ----------
       Total assets.........................................   $6,702,334      $5,862,609
                                                               ----------      ----------

---------------

 (1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $(1.1) million and $(.26) million for the three months ended September 30, 2005 and 2004, respectively, and $.7 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively.

 (3) Represents our oil and gas exploration, development and production operations.

 (4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (5) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $1.2 million and $(.03) million for the three months ended September 30, 2005 and 2004, respectively, and $6.6 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively.

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

 (9) Includes $36.2 million and $35.2 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2005 and December 31, 2004, respectively.

(10) Includes $36.0 million and $31.9 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2005 and December 31, 2004, respectively.

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

     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004, statements of income for each of the three and nine months ended September 30, 2005 and 2004, and statements of cash flows for each of the nine months ended September 30, 2005 and 2004 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           SEPTEMBER 30, 2005
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)              ----------   ----------   --------   ------------   -------------   ------------
                                                   ASSETS
Current assets:
  Cash and cash
     equivalents..........  $      242   $      140   $     11    $  575,175     $        --     $  575,568
  Short-term
     investments..........      31,429           --         --       824,592              --        856,021
  Accounts receivable,
     net..................          --           --         --       734,982              --        734,982
  Inventory...............          --           --         --        42,676              --         42,676
  Deferred income taxes...          --           --         --        40,419              --         40,419
  Other current assets....         163        1,344        376       116,544              --        118,427
                            ----------   ----------   --------    ----------     -----------     ----------
     Total current
       assets.............      31,834        1,484        387     2,334,388              --      2,368,093
Long-term investments.....          --           --         --       208,269              --        208,269
Property, plant and
  equipment, net..........          --           --         --     3,622,732              --      3,622,732
Goodwill, net.............          --           --         --       342,116              --        342,116
Intercompany
  receivables.............     523,861      801,739         --           522      (1,326,122)            --
Investments in
  affiliates..............   3,010,752    2,408,804    266,777     1,458,763      (7,072,910)        72,186
Other long-term assets....          --       11,633        877        76,428              --         88,938
                            ----------   ----------   --------    ----------     -----------     ----------
     Total assets.........  $3,566,447   $3,223,660   $268,041    $8,043,218     $(8,399,032)    $6,702,334
                            ----------   ----------   --------    ----------     -----------     ----------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-
     term debt............  $       --   $  819,682   $     --    $       --     $        --     $  819,682
  Trade accounts
     payable..............         223           23         --       270,065              --        270,311
  Accrued liabilities.....          72        3,015      1,408       182,539              --        187,034
  Income taxes payable....          --           --        778        24,945              --         25,723
                            ----------   ----------   --------    ----------     -----------     ----------
     Total current
       liabilities........         295      822,720      2,186       477,549              --      1,302,750
Long-term debt............          --      973,846    223,964            --              --      1,197,810
Other long-term
  liabilities.............          --           --         --       148,089              --        148,089
Deferred income taxes.....          --       34,264         --       453,269              --        487,533
Intercompany payable......          --           --      2,855     1,323,267      (1,326,122)            --
                            ----------   ----------   --------    ----------     -----------     ----------
     Total liabilities....         295    1,830,830    229,005     2,402,174      (1,326,122)     3,136,182
                            ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity......   3,566,152    1,392,830     39,036     5,641,044      (7,072,910)     3,566,152
                            ----------   ----------   --------    ----------     -----------     ----------
     Total liabilities and
       shareholders'
       equity.............  $3,566,447   $3,223,660   $268,041    $8,043,218     $(8,399,032)    $6,702,334
                            ----------   ----------   --------    ----------     -----------     ----------

                                                           DECEMBER 31, 2004
                            --------------------------------------------------------------------------------
                                           NABORS                   OTHER
                              NABORS      DELAWARE     NABORS    SUBSIDIARIES
                             (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                            GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)              ----------   ----------   --------   ------------   -------------   ------------
                                                   ASSETS
Current assets:
  Cash and cash
     equivalents..........  $   67,584   $       --   $     18    $  317,107     $        --     $  384,709
  Short-term
     investments..........     809,773           --         --       145,531              --        955,304
  Accounts receivable,
     net..................          --           --         --       540,103              --        540,103
  Inventory...............          --           --         --        28,653              --         28,653
  Deferred income taxes...          --           --         --        39,599              --         39,599
  Other current assets....       3,952        4,031        376        63,709              --         72,068
                            ----------   ----------   --------    ----------     -----------     ----------
     Total current
       assets.............     881,309        4,031        394     1,134,702              --      2,020,436
Long-term investments.....          --           --         --        71,034              --         71,034
Property, plant and
  equipment, net..........          --           --         --     3,275,495              --      3,275,495
Goodwill, net.............          --           --         --       327,225              --        327,225
Intercompany
  receivables.............     488,101      806,293         --           522      (1,294,916)            --
Investments in
  affiliates..............   1,561,205    2,138,674    254,974     1,181,818      (5,069,582)        67,089
Other long-term assets....          --       19,080      1,009        81,241              --        101,330
                            ----------   ----------   --------    ----------     -----------     ----------
     Total assets.........  $2,930,615   $2,968,078   $256,377    $6,072,037     $(6,364,498)    $5,862,609
                            ----------   ----------   --------    ----------     -----------     ----------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-
     term debt............  $       --   $  804,550   $     --    $       --     $        --     $  804,550
  Trade accounts
     payable..............          --           23         --       211,577              --        211,600
  Accrued liabilities.....         524        6,354      4,152       160,204              --        171,234
  Income taxes payable....         672           --         --        11,260              --         11,932
                            ----------   ----------   --------    ----------     -----------     ----------
     Total current
       liabilities........       1,196      810,927      4,152       383,041              --      1,199,316
Long-term debt............          --      977,922    223,764            --              --      1,201,686
Other long-term
  liabilities.............          --           --         --       146,337              --        146,337
Deferred income taxes.....          26       56,952         --       328,899              --        385,877
Intercompany payable......          --           --      2,522     1,292,394      (1,294,916)            --
                            ----------   ----------   --------    ----------     -----------     ----------
     Total liabilities....       1,222    1,845,801    230,438     2,150,671      (1,294,916)     2,933,216
                            ----------   ----------   --------    ----------     -----------     ----------
Shareholders' equity......   2,929,393    1,122,277     25,939     3,921,366      (5,069,582)     2,929,393
                            ----------   ----------   --------    ----------     -----------     ----------
     Total liabilities and
       shareholders'
       equity.............  $2,930,615   $2,968,078   $256,377    $6,072,037     $(6,364,498)    $5,862,609
                            ----------   ----------   --------    ----------     -----------     ----------

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2005
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                   ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues...........   $     --     $     --     $   --     $  893,254      $      --       $893,254
  Earnings from unconsolidated
     affiliates................         --           --         --             91             --             91
  Earnings from consolidated
     affiliates................    173,114       95,535      3,683        101,980       (374,312)            --
  Investment income............      6,430           --          7         20,741             --         27,178
  Intercompany interest
     income....................      1,008       18,587         --             --        (19,595)            --
                                  --------     --------     ------     ----------      ---------       --------
     Total revenues and other
       income..................    180,552      114,122      3,690      1,016,066       (393,907)       920,523
                                  --------     --------     ------     ----------      ---------       --------
Costs and other deductions:
  Direct costs.................         --           --         --        500,552             --        500,552
  General and administrative
     expenses..................      1,666          216          3         64,075            (81)        65,879
  Depreciation and
     amortization..............         --          150         --         73,523             --         73,673
  Depletion....................         --           --         --         11,349             --         11,349
  Interest expense.............         --        9,470      2,860         (1,135)            --         11,195
  Intercompany interest
     expense...................         --           --         --         19,595        (19,595)            --
  Losses (gains) on sales of
     long-lived assets,
     impairment charges and
     other expense (income),
     net.......................         --         (865)        --         16,468             81         15,684
                                  --------     --------     ------     ----------      ---------       --------
     Total costs and other
       deductions..............      1,666        8,971      2,863        684,427        (19,595)       678,332
                                  --------     --------     ------     ----------      ---------       --------
Income before income taxes.....    178,886      105,151        827        331,639       (374,312)       242,191
                                  --------     --------     ------     ----------      ---------       --------
Income tax expense.............         29        3,558        281         59,466             --         63,334
                                  --------     --------     ------     ----------      ---------       --------
Net income.....................   $178,857     $101,593     $  546     $  272,173      $(374,312)      $178,857
                                  --------     --------     ------     ----------      ---------       --------

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2004
                                 --------------------------------------------------------------------------------
                                                NABORS                   OTHER
                                   NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                  (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                 GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                   ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues...........   $    --      $    --      $   --      $585,652       $      --       $585,652
  Earnings (losses) from
     unconsolidated
     affiliates................        --           --          --          (292)             --           (292)
  Earnings from consolidated
     affiliates................    44,989       41,015       3,675        43,315        (132,994)            --
  Investment income............     7,139           33          --         5,050              --         12,222
  Intercompany interest
     income....................    27,115       18,381          --            --         (45,496)            --
                                  -------      -------      ------      --------       ---------       --------
     Total revenues and other
       income..................    79,243       59,429       3,675       633,725        (178,490)       597,582
                                  -------      -------      ------      --------       ---------       --------
Costs and other deductions:
  Direct costs.................        --           --          --       378,084              --        378,084
  General and administrative
     expenses..................     1,863            4          --        48,525            (844)        49,548
  Depreciation and
     amortization..............        --          150          --        64,079              --         64,229
  Depletion....................        --           --          --         9,408              --          9,408
  Interest expense.............        --        8,330       2,890          (687)             --         10,533
  Intercompany interest
     expense...................        --           --          --        45,496         (45,496)            --
  Losses (gains) on sales of
     long-lived assets,
     impairment charges and
     other expense (income),
     net.......................      (202)       1,256          --          (411)            844          1,487
                                  -------      -------      ------      --------       ---------       --------
     Total costs and other
       deductions..............     1,661        9,740       2,890       544,494         (45,496)       513,289
                                  -------      -------      ------      --------       ---------       --------
Income before income taxes.....    77,582       49,689         785        89,231        (132,994)        84,293
                                  -------      -------      ------      --------       ---------       --------
Income tax expense.............     1,956        3,209         275         3,227              --          8,667
                                  -------      -------      ------      --------       ---------       --------
Net income.....................   $75,626      $46,480      $  510      $ 86,004       $(132,994)      $ 75,626
                                  -------      -------      ------      --------       ---------       --------

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues..........   $     --     $     --    $    --     $2,442,319     $        --     $2,442,319
  Earnings from unconsolidated
     affiliates...............         --           --         --          7,298              --          7,298
  Earnings from consolidated
     affiliates...............    428,864      241,314     11,803        259,366        (941,347)            --
  Investment income...........     12,013           --          7         42,524              --         54,544
  Intercompany interest
     income...................      2,992       55,788         --             --         (58,780)            --
                                 --------     --------    -------     ----------     -----------     ----------
     Total revenues and other
       income.................    443,869      297,102     11,810      2,751,507      (1,000,127)     2,504,161
                                 --------     --------    -------     ----------     -----------     ----------
Costs and other deductions:
  Direct costs................         --           --         --      1,429,762              --      1,429,762
  General and administrative
     expenses.................      5,385        1,316          6        178,495            (877)       184,325
  Depreciation and
     amortization.............         --          450         --        212,393              --        212,843
  Depletion...................         --           --         --         35,045              --         35,045
  Interest expense............         --       27,498      8,580         (2,813)             --         33,265
  Intercompany interest
     expense..................         --           --         --         58,780         (58,780)            --
  Losses (gains) on sales of
     long-lived assets,
     impairment charges and
     other expense (income),
     net......................        344         (708)        --         23,265             877         23,778
                                 --------     --------    -------     ----------     -----------     ----------
     Total costs and other
       deductions.............      5,729       28,556      8,586      1,934,927         (58,780)     1,919,018
                                 --------     --------    -------     ----------     -----------     ----------
Income before income taxes....    438,140      268,546      3,224        816,580        (941,347)       585,143
                                 --------     --------    -------     ----------     -----------     ----------
Income tax expense............         64       10,076      1,096        135,831              --        147,067
                                 --------     --------    -------     ----------     -----------     ----------
Net income....................   $438,076     $258,470    $ 2,128     $  680,749     $  (941,347)    $  438,076
                                 --------     --------    -------     ----------     -----------     ----------

                                                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                --------------------------------------------------------------------------------
                                               NABORS                   OTHER
                                  NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                 (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                                GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                  ----------   ----------   --------   ------------   -------------   ------------
Revenues and other income:
  Operating revenues..........   $     --     $     --    $    --     $1,709,348      $      --      $1,709,348
  Earnings from unconsolidated
     affiliates...............         --           --         --          4,683             --           4,683
  Earnings from consolidated
     affiliates...............    105,683      106,716     14,474        110,906       (337,779)             --
  Investment income...........     16,877           --         --         16,229             --          33,106
  Intercompany interest
     income...................     80,856       53,101         --            522       (134,479)             --
                                 --------     --------    -------     ----------      ---------      ----------
     Total revenues and other
       income.................    203,416      159,817     14,474      1,841,688       (472,258)      1,747,137
                                 --------     --------    -------     ----------      ---------      ----------
Costs and other deductions:
  Direct costs................         --           --         --      1,137,065             --       1,137,065
  General and administrative
     expenses.................      4,309           83         16        138,414         (2,234)        140,588
  Depreciation and
     amortization.............         --          300         --        185,260             --         185,560
  Depletion...................         --           --         --         34,995             --          34,995
  Interest expense............         --       30,453      8,610         (1,284)            --          37,779
  Intercompany interest
     expense..................         --          522         --        133,957       (134,479)             --
  Losses (gains) on sales of
     long-lived assets,
     impairment charges and
     other expense (income),
     net......................       (202)      (1,831)        --         (3,540)         2,234          (3,339)
                                 --------     --------    -------     ----------      ---------      ----------
     Total costs and other
       deductions.............      4,107       29,527      8,626      1,624,867       (134,479)      1,532,648
                                 --------     --------    -------     ----------      ---------      ----------
Income before income taxes....    199,309      130,290      5,848        216,821       (337,779)        214,489
                                 --------     --------    -------     ----------      ---------      ----------
Income tax expense............      5,618        8,711      2,047          4,422             --          20,798
                                 --------     --------    -------     ----------      ---------      ----------
Net income....................   $193,691     $121,579    $ 3,801     $  212,399      $(337,779)     $  193,691
                                 --------     --------    -------     ----------      ---------      ----------

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2005
                               --------------------------------------------------------------------------------
                                              NABORS                   OTHER
                                 NABORS      DELAWARE     NABORS    SUBSIDIARIES
                                (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                               GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                 ----------   ----------   --------   ------------   -------------   ------------
Net cash provided by (used
  for) operating
  activities.................  $ 134,753     $ 61,358    $(10,975)   $ 541,456       $ (61,218)     $ 665,374
                               ---------     --------    --------    ---------       ---------      ---------
Cash flows from investing
  activities:
  Purchases of investments...   (117,623)          --          --     (337,002)             --       (454,625)
  Sales and maturities of
     investments.............     73,112           --          --      395,159              --        468,271
  Cash paid for investments
     in consolidated
     affiliates..............    (85,386)     (10,968)         --      (10,968)        107,322             --
  Cash paid for acquisitions
     of businesses, net......         --           --          --      (46,201)             --        (46,201)
  Capital expenditures.......         --           --          --     (577,844)             --       (577,844)
  Proceeds from sales of
     assets and insurance
     claims..................         --           --          --       19,989              --         19,989
                               ---------     --------    --------    ---------       ---------      ---------
Net cash used for investing
  activities.................   (129,897)     (10,968)         --     (556,867)        107,322       (590,410)
                               ---------     --------    --------    ---------       ---------      ---------
Cash flows from financing
  activities:
  Increase in cash
     overdrafts..............         --           --          --        3,857              --          3,857
  Reduction of long-term
     borrowings..............         --           --          --         (424)             --           (424)
  Proceeds from issuance of
     parent common shares....      8,374           --          --      178,343              --        186,717
  Repurchase of common
     shares..................    (80,572)          --          --           --              --        (80,572)
  Proceeds from parent
     contributions...........         --           --      10,968       96,354        (107,322)            --
  Cash dividends paid........         --      (50,250)         --      (10,968)         61,218             --
                               ---------     --------    --------    ---------       ---------      ---------
Net cash (used for) provided
  by financing activities....    (72,198)     (50,250)     10,968      267,162         (46,104)       109,578
                               ---------     --------    --------    ---------       ---------      ---------
Effect of exchange rate
  changes on cash and cash
  equivalents................         --           --          --        6,317              --          6,317
                               ---------     --------    --------    ---------       ---------      ---------
Net (decrease) increase in
  cash and cash
  equivalents................    (67,342)         140          (7)     258,068              --        190,859
Cash and cash equivalents,
  beginning of period........     67,584           --          18      317,107              --        384,709
                               ---------     --------    --------    ---------       ---------      ---------
Cash and cash equivalents,
  end of period..............  $     242     $    140    $     11    $ 575,175       $      --      $ 575,568
                               ---------     --------    --------    ---------       ---------      ---------

                                                    NINE MONTHS ENDED SEPTEMBER 30, 2004
                              --------------------------------------------------------------------------------
                                             NABORS                   OTHER
                                NABORS      DELAWARE     NABORS    SUBSIDIARIES
                               (PARENT/     (ISSUER/    HOLDINGS      (NON-       CONSOLIDATING   CONSOLIDATED
                              GUARANTOR)   GUARANTOR)   (ISSUER)   GUARANTORS)     ADJUSTMENTS       TOTAL
(IN THOUSANDS)                ----------   ----------   --------   ------------   -------------   ------------
Net cash (used for) provided
  by operating activities...  $(115,208)   $ 304,467    $(10,967)   $ 398,291       $(211,462)     $ 365,121
                              ---------    ---------    --------    ---------       ---------      ---------
Cash flows from investing
  activities:
  Purchases of
     investments............   (587,374)          --          --     (135,329)             --       (722,703)
  Sales and maturities of
     investments............    633,434           --          --       72,108              --        705,542
  Cash paid for investments
     in consolidated
     affiliates.............   (218,012)     (60,000)         --     (170,968)        448,980             --
  Capital expenditures......         --           --          --     (400,073)             --       (400,073)
  Proceeds from sales of
     assets and insurance
     claims.................         --           --          --        3,905              --          3,905
                              ---------    ---------    --------    ---------       ---------      ---------
Net cash used for investing
  activities................   (171,952)     (60,000)         --     (630,357)        448,980       (413,329)
                              ---------    ---------    --------    ---------       ---------      ---------
Cash flows from financing
  activities:
  Increase in cash
     overdrafts.............         --           --          --        6,416              --          6,416
  Reduction of long-term
     debt...................         --     (297,525)         --       (4,134)             --       (301,659)
  Proceeds from issuance of
     parent common shares...      3,592           --          --       48,647              --         52,239
  Retirement of intercompany
     loan...................      1,325           --          --       (1,325)             --             --
  Proceeds from parent
     contributions..........         --      160,000      10,968      278,012        (448,980)            --
  Cash dividends paid.......         --     (106,943)         --     (104,519)        211,462             --
                              ---------    ---------    --------    ---------       ---------      ---------
Net cash provided by (used
  for) financing
  activities................      4,917     (244,468)     10,968      223,097        (237,518)      (243,004)
                              ---------    ---------    --------    ---------       ---------      ---------
Effect of exchange rate
  changes on cash and cash
  equivalents...............         --           --          --        8,612              --          8,612
                              ---------    ---------    --------    ---------       ---------      ---------
Net (decrease) increase in
  cash and cash
  equivalents...............   (282,243)          (1)          1         (357)             --       (282,600)
Cash and cash equivalents,
  beginning of period.......    403,693            1          17      176,026              --        579,737
                              ---------    ---------    --------    ---------       ---------      ---------
Cash and cash equivalents,
  end of period.............  $ 121,450    $      --    $     18    $ 175,669       $      --      $ 297,137
                              ---------    ---------    --------    ---------       ---------      ---------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nabors Industries Ltd.:

     We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of September 30, 2005, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows and of changes in shareholders' equity for each of the nine-month periods ended September 30, 2005 and 2004. This interim financial information is the responsibility of the Company's management.

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

     As discussed in Note 2 to the interim financial statements, the Company changed its balance sheet classification of certain of its investment securities.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
November 2, 2005

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

     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the U.S. Securities and Exchange Commission under Part 1, Item I, "Business -- Risk Factors."

     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "we," "us," "our" and "Nabors" means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

RESULTS OF OPERATIONS

     A discussion of our results of operations for the three and nine months ended September 30, 2005 and 2004 is included below. This discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2004.

     The following table sets forth certain information with respect to our reportable segments and rig activity:

                                  THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                               ---------------------------------------    -------------------------------------------
                                                         INCREASE                                       INCREASE
                                 2005       2004        (DECREASE)           2005         2004         (DECREASE)
                               --------   --------   -----------------    ----------   ----------   -----------------
(IN THOUSANDS, EXCEPT PERCENTAGES AND RIG ACTIVITY)
Reportable segments:
  Operating revenues and
    Earnings from
    unconsolidated
    affiliates:
    Contract Drilling:(1)
      U.S. Lower 48 Land
        Drilling.............  $355,172   $202,283   $152,889      76%    $  914,862   $  527,700   $387,162      73%
      U.S. Land
        Well-servicing.......   130,265     95,377     34,888      37%       355,154      263,018     92,136      35%
      U.S. Offshore..........    42,115     33,929      8,186      24%       125,312       96,806     28,506      29%
      Alaska.................    18,159     16,982      1,177       7%        64,882       66,020     (1,138)    (2)%
      Canada.................   131,348     89,293     42,055      47%       381,470      289,964     91,506      32%
      International..........   143,355    111,618     31,737      28%       402,553      321,790     80,763      25%
                               --------   --------   --------             ----------   ----------   --------
        Subtotal Contract
          Drilling(2)........   820,414    549,482    270,932      49%     2,244,233    1,565,298    678,935      43%
    Oil and Gas(3)...........    16,354     14,216      2,138      15%        46,871       49,515     (2,644)    (5)%
    Other Operating
      Segments(4)(5).........    81,753     41,408     40,345      97%       229,398      150,086     79,312      53%
    Other reconciling
      items(6)...............   (25,176)   (19,746)    (5,430)   (27)%       (70,885)     (50,868)   (20,017)   (39)%
                               --------   --------   --------             ----------   ----------   --------
      Total..................  $893,345   $585,360   $307,985      53%    $2,449,617   $1,714,031   $735,586      43%
                               --------   --------   --------             ----------   ----------   --------
  Adjusted income (loss)
    derived from operating
    activities:(7)
    Contract Drilling:
      U.S. Lower 48 Land
        Drilling.............  $135,295   $ 30,221   $105,074      N/M(8) $  310,567   $   51,760   $258,807      N/M(8)
      U.S. Land
        Well-servicing           29,297     18,511     10,786      58%        75,126       42,638     32,488      76%
      U.S. Offshore..........    12,883      4,507      8,376     186%        32,392       14,120     18,272     129%
      Alaska.................     3,612      2,522      1,090      43%        13,743       13,488        255       2%
      Canada.................    28,106     13,888     14,218     102%        75,443       60,011     15,432      26%
      International..........    38,630     24,713     13,917      56%       100,955       62,057     38,898      63%
                               --------   --------   --------             ----------   ----------   --------
        Subtotal Contract
          Drilling...........   247,823     94,362    153,461     163%       608,226      244,074    364,152     149%
    Oil and Gas..............     3,998      4,018        (20)      0%         7,741        9,420     (1,679)   (18)%
    Other Operating
      Segments...............     7,465     (3,094)    10,559      N/M(8)     18,997       (5,631)    24,628      N/M(8)
    Other reconciling
      items(9)...............   (17,394)   (11,195)    (6,199)   (55)%       (47,322)     (32,040)   (15,282)   (48)%
                               --------   --------   --------             ----------   ----------   --------
      Total..................   241,892     84,091    157,801     188%       587,642      215,823    371,819     172%
  Interest expense...........   (11,195)   (10,533)      (662)    (6)%       (33,265)     (37,779)     4,514      12%
  Investment income..........    27,178     12,222     14,956     122%        54,544       33,106     21,438      65%
  Gains (losses) on sales of
    long-lived assets,
    impairment charges and
    other income (expense),
    net......................   (15,684)    (1,487)   (14,197)     N/M(8)    (23,778)       3,339    (27,117)     N/M(8)
                               --------   --------   --------             ----------   ----------   --------
  Income before income
    taxes....................  $242,191   $ 84,293   $157,898     187%    $  585,143   $  214,489   $370,654     173%
                               --------   --------   --------             ----------   ----------   --------
  Rig activity:
    Rig years:(10)
    U.S. Lower 48 Land
      Drilling...............     244.2      207.9       36.3      17%         232.0        192.2       39.8      21%
    U.S. Offshore............      15.7       14.0        1.7      12%          16.2         14.4        1.8      13%
    Alaska...................       6.5        6.4         .1       2%           6.7          6.9        (.2)    (3)%
    Canada...................      54.7       41.9       12.8      31%          49.0         43.6        5.4      12%
    International(11)........      84.8       66.3       18.5      28%          81.1         65.6       15.5      24%
                               --------   --------   --------             ----------   ----------   --------
      Total rig years........     405.9      336.5       69.4      21%         385.0        322.7       62.3      19%
                               --------   --------   --------             ----------   ----------   --------
    Rig hours:(12)
    U.S. Land
      Well-servicing.........   313,677    289,312     24,365       8%       919,006      851,810     67,196       8%
    Canada Well-servicing....    89,329     86,676      2,653       3%       263,962      272,145     (8,183)    (3)%
                               --------   --------   --------             ----------   ----------   --------
      Total rig hours........   403,006    375,988     27,018       7%     1,182,968    1,123,955     59,013       5%
                               --------   --------   --------             ----------   ----------   --------

---------------

 (1) These segments include our drilling, workover and well-servicing operations, on land and offshore.

 (2) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $(1.1) million and $(.26) million for the three months ended September 30, 2005 and 2004, respectively, and $.7 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively.

 (3) Represents our oil and gas exploration, development and production operations.

 (4) Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

 (5) Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $1.2 million and $(.03) million for the three months ended September 30, 2005 and 2004, respectively, and $6.6 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively.

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

(11) International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the three months ended September 30, 2005 and 2004 and 3.9 years and 4.0 years during the nine months ended September 30, 2005 and 2004, respectively.

(12) Rig hours represents the number of hours that our well-servicing rig fleet operated during the period.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

     Operating revenues and Earnings from unconsolidated affiliates for the three months ended September 30, 2005 totaled $893.3 million, representing an increase of $308.0 million, or 53%, compared to the prior year quarter. Adjusted income derived from operating activities and net income for the three months ended September 30, 2005 totaled $241.9 million and $178.9 million ($1.11 per diluted share), respectively, representing increases of 188% and 137% compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates for the nine months ended September 30, 2005 totaled $2.4 billion, representing an increase of $735.6 million, or 43%, compared to the prior year period. Adjusted income derived from operating activities and net income for the nine months ended September 30, 2005 totaled $587.6 million and $438.1 million ($2.73 per diluted share), respectively, representing increases of 172% and 126% compared to the prior year period.

     The increase in our operating results during the three and nine months ended September 30, 2005 resulted from higher revenues realized by essentially all of our operating segments. Revenues increased as a result of higher average dayrates and activity levels during the three and nine months ended September 30, 2005 compared to the prior year periods. This increase in average dayrates and activity reflects an increase in demand for our services in these markets during the three and nine months ended September 30, 2005, which resulted from continuing higher price levels for natural gas and oil during 2004 and the first three quarters of 2005. Our operating results for the fourth quarter of 2005 are expected to increase from levels realized during the third quarter of 2005 as a result of improved conditions in Canada, where operations typically improve in the fourth quarter as a result of seasonality, and a continued improvement in results for our U.S. Lower 48 Land Drilling operations resulting from continued higher average dayrates and activity levels.

     Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $7.41 per million cubic feet (mcf) during the period from October 1, 2004 through September 30, 2005, up from a $5.58 per mcf average during the period from October 1, 2003 through September 30, 2004. West Texas intermediate spot oil prices (per Bloomberg) averaged $53.69 per barrel during the period from October 1, 2004 through September 30, 2005, up from a $37.24 per barrel average during the period from October 1, 2003 through September 30, 2004.

     Contract Drilling. Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore. Operating revenues and Earnings from unconsolidated affiliates for our Contract Drilling operating segments totaled $820.4 million and adjusted income derived from operating activities totaled $247.8 million during the three months ended September 30, 2005, representing increases of 49% and 163%, respectively, compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates for our Contract Drilling operating segments totaled $2.2 billion and adjusted income derived from operating activities totaled $608.2 million during the nine months ended September 30, 2005, representing increases of 43% and 149%, respectively, compared to the prior year period. Rig years (excluding well-servicing rigs) increased to 405.9 years and 385.0 years during the three and nine months ended September 30, 2005, respectively, from 336.5 years and 322.7 years during the three and nine months ended September 30, 2004, respectively, as a result of increased capital spending by our customers, which resulted from the improvement in commodity prices discussed above.

     U.S. Lower 48 Land Drilling Operating revenues totaled $355.2 million and $914.9 million during the three and nine months ended September 30, 2005, respectively, representing increases of 76% and 73%, respectively, compared to the prior year periods. Adjusted income derived from operating activities totaled $135.3 million during the three months ended September 30, 2005 compared to $30.2 million during the prior year quarter, and totaled $310.6 million during the nine months ended September 30, 2005 compared to $51.8 million during the prior year period. The increase in operating results during the three and nine months ended September 30, 2005 primarily resulted from higher average dayrates and an increase in drilling activity driven by higher natural gas prices, which is reflected in the increase in rig years to 244.2 years and 232.0 years during the three and nine months ended September 30, 2005, respectively, compared to 207.9 years and 192.2 years during the three and nine months ended September 30, 2004, respectively. Average dayrates and activity levels improved during the current year periods as a result of an increase in demand for drilling services in the U.S. Lower 48 market, which resulted from continuing higher price levels for natural gas during 2004 and the first three quarters of 2005.

     U.S. Land Well-servicing Operating revenues and adjusted income derived from operating activities totaled $130.3 million and $29.3 million, respectively, during the three months ended September 30, 2005, representing increases of 37% and 58%, respectively, compared to the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $355.2 million and $75.1 million, respectively, during the nine months ended September 30, 2005, representing increases of 35% and 76%, respectively, compared to the prior year period. These increases primarily resulted from an increase in average dayrates compared to the prior year periods and from higher well-servicing hours, which totaled 313,677 hours and 919,006 hours during the three and nine months ended September 30, 2005, respectively, compared to 289,312 hours and 851,810 hours during the three and nine months ended September 30, 2004, respectively. These increases in average dayrates and activity resulted from higher customer demand for our services in a number of markets in which we operate, which was driven by a sustained level of higher oil prices.

     U.S. Offshore Operating revenues and adjusted income derived from operating activities totaled $42.1 million and $12.9 million, respectively, during the three months ended September 30, 2005, representing increases of 24% and 186%, respectively, compared to the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $125.3 million and $32.4 million, respectively, during the nine months ended September 30, 2005, representing increases of 29% and 129%, respectively, compared to the prior year period. These increases primarily resulted from an increase in average dayrates and utilization for our jack-up rigs, both of which resulted from an improvement in demand for our drilling services in this market driven by increased natural gas prices compared to the prior year period. Additionally, for the nine months ended September 30, 2005, the addition of two new platform rigs for deepwater development projects, which commenced operations late in the second quarter of 2004, positively impacted our results. Rig years for our U.S. Offshore operations totaled 15.7 years and 16.2 years during the three and nine months ended September 30, 2005, respectively, compared to 14.0 years and 14.4 years during the three and nine months ended September 30, 2004, respectively. Additionally, our U.S. Offshore unit's operating results for the three and nine months ended September 30, 2005 were increased by $1.5 million of net business interruption insurance proceeds related to one of our Super Sundowner rigs that was significantly damaged during Hurricane Katrina in August 2005. Also, for the nine months ended September 30, 2005, Operating revenues were increased by an additional $2.2 million of net business interruption insurance proceeds recorded in the second quarter of 2005 related to one of our MODS deepwater platform rigs significantly damaged during Hurricane Ivan in September 2004. We also recorded impairment charges to certain other rigs damaged during Hurricanes Katrina and Rita during the third quarter of 2005 (see our discussion of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net under Other Financial Information below for further discussion of these charges).

     Alaskan Operating revenues and adjusted income derived from operating activities totaled $18.2 million and $3.6 million, respectively, during the three months ended September 30, 2005, representing increases of 7% and 43%, respectively, compared to the prior year quarter. These increases primarily resulted from revenues associated with a water injection project during the three months ended September 30, 2005 and an increase in rentals of full size camps compared to the prior year quarter. Rig years for our Alaskan operations remained substantially unchanged during the three months ended September 30, 2005 compared to the prior year quarter, totaling 6.5 years and 6.4 years for the three months ended September 30, 2005 and 2004, respectively. Operating revenues and adjusted income derived from operating activities totaled $64.9 million and $13.7 million, respectively, during the nine months ended September 30, 2005, representing only insignificant changes from the prior year periods as Operating revenues decreased by 2% and adjusted income derived from operating activities increased by 2% compared to the prior year period. Rig years declined slightly to 6.7 years during the nine months ended September 30, 2005 from 6.9 years during the prior year period.

     Canadian Operating revenues and adjusted income derived from operating activities totaled $131.3 million and $28.1 million, respectively, during the three months ended September 30, 2005, representing increases of 47% and 102%, respectively, compared to the prior year quarter. Operating revenues and adjusted income derived from operating activities totaled $381.5 million and $75.4 million, respectively, during the nine months ended September 30, 2005, representing increases of 32% and 26%, respectively, compared to the prior year period. These increases primarily resulted from an increase in average dayrates for our Canadian drilling and well-servicing operations and from an overall increase in drilling activity compared to the prior year periods. Average dayrates and drilling activity levels improved as a result of increased demand for our services in this market, which was driven by increased commodity prices compared to the prior year periods. The increase in drilling activity is reflected in the increase in rig years to 54.7 years and 49.0 years during the three and nine months ended September 30, 2005, respectively, from 41.9 years and 43.6 years during the three and nine months ended September 30, 2004, respectively.

     International Operating revenues and Earnings from unconsolidated affiliates and adjusted income derived from operating activities totaled $143.4 million and $38.6 million, respectively, during the three months ended September 30, 2005, representing increases of 28% and 56%, respectively, compared to the prior year quarter. Operating revenues and Earnings from unconsolidated affiliates and adjusted income derived from operating activities totaled $402.6 million and $101.0 million, respectively, during the nine months ended September 30, 2005, representing increases of 25% and 63%, respectively, compared to the prior year period. The improved results during the three and nine months ended September 30, 2005 primarily resulted from an increase in operations in South and Central America (primarily in Mexico, Colombia, Venezuela and Ecuador) and in the Middle East (primarily in Saudi Arabia, the United Arab Emirates and Qatar) resulting from improved demand for our services in these markets compared to the prior year period. International rig years increased to 84.8 years and
81.1 years during the three and nine months ended September 30, 2005, respectively, from 66.3 years and 65.6 years during the three and nine months ended September 30, 2004, respectively.

     Oil and Gas. This operating segment represents our oil and gas exploration, development and production operations. Oil and Gas Operating revenues and adjusted income derived from operating activities totaled $16.4 million and $4.0 million, respectively, during the three months ended September 30, 2005 representing an increase of 15% and an insignificant decrease, respectively, compared to the prior year quarter. Oil and Gas Operating revenues and adjusted income derived from operating activities totaled $46.9 million and $7.7 million, respectively, during the nine months ended September 30, 2005 representing decreases of 5% and 18%, respectively, compared to the prior year period. Oil and Gas segment results were positively impacted during the three and nine months ended September 30, 2005 by higher commodity prices compared to the prior year periods and increased production resulting from new investments in oil and gas properties, and were negatively impacted by the expected decline in production under our contracts executed with El Paso Corporation in the fourth quarter of 2003.

     Other Operating Segments. These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. Operating revenues and Earnings from unconsolidated affiliates for our Other Operating Segments totaled $81.8 million and $229.4 million, respectively, during the three and nine months ended September 30, 2005, representing increases of 97% and 53%, respectively, compared to the prior year periods. Adjusted income derived from operating activities totaled $7.5 million and $19.0 million during the three and nine months ended September 30, 2005, respectively, compared to adjusted losses derived from operating activities totaling $3.1 million and $5.6 million during the three and nine months ended September 30, 2004, respectively. These increases primarily resulted from (i) increased sales of top drives driven by the strengthening of the oil and gas drilling market compared to the prior year periods, (ii) increased demand for directional drilling, rig instrumentation and data collection services, primarily driven by an overall increase in drilling activity in the Canadian market compared to the prior year periods, and (iii) increased margins for our marine transportation and supply services driven by higher average dayrates compared to the prior year periods.

     Other Financial Information. General and administrative expenses totaled $65.9 million during the three months ended September 30, 2005, representing an increase of $16.3 million, or 33%, compared to the prior year quarter, and totaled $184.3 million during the nine months ended September 30, 2005, representing an increase of $43.7 million, or 31%, compared to the prior year period. These increases primarily resulted from increased activity for a majority of our operating segments and increased corporate compensation expense. As a percentage of operating revenues, general and administrative expenses decreased during the three months ended September 30, 2005 compared to the prior year quarter (7.4% vs. 8.5%), and decreased during the nine months ended September 30, 2005 compared to the prior year period (7.5% vs. 8.2%), as these expenses were spread over a larger revenue base.

     Depreciation and amortization expense totaled $73.7 million during the three months ended September 30, 2005, representing an increase of $9.4 million, or 15%, compared to the prior year quarter, and totaled $212.8 million during the nine months ended September 30, 2005, representing an increase of $27.3 million, or 15%, compared to the prior year period. Depreciation and amortization expense increased during the current year periods primarily as a result of depreciation on capital expenditures made during the fourth quarter of 2004 and the first three quarters of 2005, and increases in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations.

     Depletion expense totaled $11.3 million during the three months ended September 30, 2005, representing an increase of $1.9 million, or 21%, compared to the prior year quarter. Depletion expense for the three months ended September 30, 2005 increased as a result of production increases from new investments in oil and gas properties, partially offset by the decline in production under our agreements with El Paso. Depletion expense was substantially unchanged during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, totaling approximately $35.0 million in both periods.

     Interest expense totaled $11.2 million during the three months ended September 30, 2005, representing an increase of $.7 million, or 6%, compared to the prior year quarter. This increase resulted from lower savings realized from our interest rate swap agreement during the current year quarter as interest rates have increased compared to the prior year quarter (see a discussion on the interest rate swap agreement under Quantitative and Qualitative Disclosures About Market Risk below), and was partially offset by an increase in capitalized interest in the current year quarter resulting from a higher level of capital expenditures compared to the prior year quarter. Interest expense totaled $33.3 million during the nine months ended September 30, 2005, representing a decrease of $4.5 million, or 12%, compared to the prior year period. This decrease primarily resulted from the payment upon maturity of our 6.8% senior notes in April 2004.

     Investment income totaled $27.2 million during the three months ended September 30, 2005, representing an increase of $15.0 million, or 122%, compared to the prior year quarter, and totaled $54.5 million during the nine months ended September 30, 2005, representing an increase of $21.4 million, or 65%, compared to the prior year period. These increases resulted from (i) increased returns realized on our marketable security portfolios during the three and nine months ended September 30, 2005 compared to the prior year periods resulting from higher interest rates, (ii) a gain realized upon the redemption of certain of our non-marketable securities during the three months ended September 30, 2005, and (iii) higher earnings on our non-marketable securities accounted for under the equity method of accounting recorded during the three and nine months ended September 30, 2005.

     Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net increased to a loss of $(15.7) million during the three months ended September 30, 2005 from a loss of $(1.5) million during the prior year quarter. The amounts for the three months ended September 30, 2005 include losses on long-lived assets of approximately $7.6 million, which primarily consists of impairment charges recorded as a result of damage sustained in Hurricanes Katrina and Rita of approximately $2.2 million and $5.4 million, respectively. The amounts for the three months ended September 30, 2004 include mark-to-market losses recorded on our range cap and floor derivative instrument of approximately $1.2 million. Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net decreased to a loss of $(23.8) million during the nine months ended September 30, 2005 from a gain of $3.3 million during the prior year period. The amounts for the nine months ended September 30, 2005 include losses on long-lived assets of approximately $10.7 million, which primarily consists of impairment charges recorded as a result of Hurricanes Katrina and Rita during the third quarter of 2005 discussed above. The amounts for the nine months ended September 30, 2004 include mark-to-market gains recorded on our range cap and floor derivative instrument of approximately $1.9 million. We expect to incur additional expenses in future periods associated with incidental expenses related to the restoration of the rigs damaged during Hurricane Katrina and Rita to operating condition, which we will record in gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net in those periods.

     Our effective income tax rate was 26.2% and 25.1% during the three and nine months ended September 30, 2005, respectively, compared to 10.3% and 9.7% during the three and nine months ended September 30, 2004, respectively. The increases in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the U.S. during the three and nine months ended September 30, 2005, compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. In October 2004 the U.S. Congress passed and the President signed into law the American Jobs Creation Act of 2004. The Act did not impact the corporate reorganization completed by Nabors effective June 24, 2002, that made us a foreign entity. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by Nabors. We expect our effective tax rate during 2005 to be in the 25%-27% range because we expect a higher proportion of our income to be generated in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2005 and 2004.

     Operating Activities. Net cash provided by operating activities totaled $665.4 million during the nine months ended September 30, 2005, compared to net cash provided by operating activities of $365.1 million during the prior year period. During the nine months ended September 30, 2005 and 2004, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital (primarily accounts receivable) and other balance sheet accounts.

     Investing Activities. Net cash used for investing activities totaled $590.4 million during the nine months ended September 30, 2005, compared to net cash used for investing activities of $413.3 million during the prior year period. During each of the nine months ended September 30, 2005 and 2004, cash was primarily used for capital expenditures.

     Financing Activities. Net cash provided by financing activities totaled $109.6 million during the nine months ended September 30, 2005, compared to net cash used for financing activities of $243.0 million during the prior year period. During the nine months ended September 30, 2005, cash was provided by our receipt of proceeds totaling $186.7 million from the exercise of options to acquire our common shares by our employees and was used for the repurchase of our common shares in the open market totaling $80.6 million. During the nine months ended September 30, 2004, cash was used for the reduction of long-term debt of $301.7 million (including the payment upon maturity of our 6.8% senior notes in April 2004 totaling $295.3 million) and was provided by our receipt of proceeds totaling $52.2 million from the exercise of options to acquire our common shares by our employees.

FUTURE CASH REQUIREMENTS

     As of September 30, 2005, we had long-term debt, including current maturities, of $2.0 billion and cash and cash equivalents and investments of $1.6 billion.

     Our $1.381 billion zero coupon convertible senior debentures can be put to us on February 5, 2006, February 5, 2011 and February 5, 2016, for a purchase price equal to the issue price plus accrued original issue discount to the date of repurchase. The amount of the purchase price would total $826.8 million, $936.2 million and $1.1 billion if the debentures were put to us on February 5, 2006, February 5, 2011 or February 5, 2016, respectively. As our $1.381 billion zero coupon convertible senior debentures can be put to us on February 5, 2006, the outstanding principal amount of these debentures of $819.7 million is included in current liabilities in our balance sheet as of September 30, 2005. We cannot redeem the debentures before February 5, 2006, after which time we may redeem all or a portion of the debentures for cash at any time at their accreted value. We treat the redemption price, including accrued original issue discount, on such debentures as a financing activity for purposes of reporting cash flows in our consolidated statements of cash flows.

     Additionally, each of our $700 million zero coupon senior exchangeable notes and our $1.381 billion zero coupon convertible senior debentures provide that upon an exchange or conversion, as applicable, of these convertible debt instruments, we will be required to pay holders of these debt instruments, in lieu of common shares, cash up to the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indentures. If the $1.381 billion debentures were converted, our cash obligation would be an amount equal to the lesser of 8.5 million multiplied by the sale price of our common shares on the trading day immediately prior to the related conversion date or the principal amount of the debentures on the date of conversion. If these debentures had been converted on September 30, 2005, we would have been required to pay cash totaling approximately $619.7 million to the holders of the debentures (based on the closing price for our common shares on September 29, 2005 of $72.98). As this amount is substantially lower than the $826.8 million that the holders of the debentures will receive if they put the debentures to us on the first put date of February 5, 2006 or if they sold the debentures in the open market, we do not currently expect the debentures to be converted and any payment to be required prior to February 5, 2006 (when the holders have the option to put the debentures back to us), unless the price for our shares were to exceed approximately $97. Our $700 million zero coupon senior exchangeable notes cannot be exchanged until the price for our shares exceeds approximately $84 or in various other circumstances as described in the note indenture.

     As of September 30, 2005, we had outstanding purchase commitments of approximately $544 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $1.3 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of drilling and well-servicing rigs that we own and operate and will consist primarily of land drilling and well-servicing rigs. The increase in capital expenditures is expected across a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian, and International operations.

     Our 2004 Annual Report on Form 10-K includes our contractual cash obligations table as of December 31, 2004. As a result of the increase in our outstanding purchase commitments discussed above, we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to purchase commitments as of September 30, 2005:

                                                     PAYMENT DUE BY PERIOD
                                    --------------------------------------------------------
                                     TOTAL     < 1 YEAR   1-3 YEARS   3-5 YEARS   THEREAFTER
(IN THOUSANDS)                      --------   --------   ---------   ---------   ----------
Purchase commitments(1)...........  $544,001   $529,606    $14,395      $  --       $  --

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

     During 2002 our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we are authorized to purchase up to $400 million of our common shares. Through September 30, 2005, approximately $83.1 million of our common shares had been repurchased under this program, which includes 1.5 million of our common shares repurchased and retired for $80.6 million during the second quarter of 2005.

     See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included in Note 5 to our accompanying consolidated financial statements.

FINANCIAL CONDITION AND SOURCES OF LIQUIDITY

     Our primary sources of liquidity are cash and cash equivalents, marketable and non-marketable securities and cash generated from operations. As of September 30, 2005, we had cash and cash equivalents and investments of $1.6 billion (including $208.3 million of long-term investments) and working capital of $1.1 billion. This compares to cash and cash equivalents and investments of $1.4 billion (including $71.0 million of long-term investments) and working capital of $821.1 million as of December 31, 2004.

     Our funded debt to capital ratio was 0.36:1 as of September 30, 2005 and 0.41:1 as of December 31, 2004. Our net funded debt to capital ratio was 0.10:1 as of September 30, 2005 and 0.17:1 as of December 31, 2004. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders' equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable and non-marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Non-marketable securities consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Our interest coverage ratio was 24.5:1 as of September 30, 2005, compared to 14.1:1 as of December 31, 2004. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

     We have three letter of credit facilities with various banks as of September 30, 2005. Availability and borrowings under our credit facilities as of September 30, 2005 are as follows:

(IN THOUSANDS)
Credit available............................................     $128,531
Letters of credit outstanding...............................      (89,852)
                                                                 --------
Remaining availability......................................     $ 38,679
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

     Our current cash and cash equivalents, investments in marketable and non-marketable securities and projected cash flow generated from current operations are expected to more than adequately finance our sustaining capital expenditures, our debt service requirements (including our $1.381 billion zero coupon convertible senior debentures that may be put to us on February 5, 2006), and all other expected cash requirements for the next twelve months.

     See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

OTHER MATTERS

MOVE TO NYSE

     On October 24, 2005, we announced that we had applied for listing of our common shares on the New York Stock Exchange (NYSE) under the ticker symbol "NBR". Consequently, subject to approval by the NYSE of our listing application, the trading of our common shares will be transferred to the NYSE from the American Stock Exchange (AMEX).

     We anticipate that trading in our common shares on the NYSE will begin on November 3, 2005, and that the last day of trading of our common shares on the AMEX will be November 2, 2005. Our common shares will continue to be traded on the AMEX under the symbol "NBR" until the transfer to the NYSE is effective.

RECENT ACCOUNTING PRONOUNCEMENTS

     As discussed under Stock-Based Compensation in Note 2 to our accompanying consolidated financial statements, we currently account for stock-based compensation as prescribed by Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and because we grant options at prices equal to the market price of our shares on the date of the grant, we do not record compensation expense related to these grants in our consolidated statements of income. On December 16, 2004, the FASB issued a revision to Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payment," which will eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. The statement will be effective for stock options granted, modified, or settled in cash in annual periods beginning after June 15, 2005 (2006 for Nabors). Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the statement, compensation cost will be measured and recorded in our consolidated statements of income based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, "Accounting for Stock-Based Compensation - an Amendment to FAS 123," presented in Note 2 to our accompanying consolidated financial statements. The statement may have a material adverse effect on our results of operations during the periods of adoption and annual and interim periods thereafter. The impact that the adoption of this statement in its current form on January 1, 2005 or 2004 would have had on our net income and basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 is presented in the table included in Note 2 to our accompanying consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

     We disclosed our critical accounting estimates in our 2004 Annual Report on Form 10-K. No significant changes have occurred to those items.

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

     The fair value of our interest rate swap agreement recorded as a derivative asset and included in other long-term assets totaled approximately $.4 million and $4.6 million as of September 30, 2005 and December 31, 2004, respectively. The carrying value of our 5.375% senior notes has been increased by the same amount as of September 30, 2005 and December 31, 2004.

     The fair value of our range cap and floor transaction recorded as a derivative asset and included in other long-term assets totaled approximately $1.1 million, $.2 million and $.3 million as of September 30, 2005, June 30, 2005 and December 31, 2004, respectively. We recorded mark-to-market gains, included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net of approximately $.9 million and $.7 million during the three and nine months ended September 30, 2005, respectively, resulting from the change in cumulative fair value of this derivative instrument during the three and nine months ended September 30, 2005.

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

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position, although they could have a material adverse effect on our results of operations for a particular reporting period.

ITEM 6.  EXHIBITS

          15  Awareness Letter of Independent Accountants.



          18  Preference Letter of Independent Accountants Regarding
              Change in Accounting Principle.



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

                                          NABORS INDUSTRIES LTD.

Date: November 2, 2005                    /s/ Anthony G. Petrello
                                          --------------------------------------
                                          Anthony G. Petrello
                                          Deputy Chairman, President and
                                          Chief Operating Officer

Date: November 2, 2005                    /s/ Bruce P. Koch
                                          --------------------------------------
                                          Bruce P. Koch
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    15         Awareness Letter of Independent Accountants.

    18         Preference Letter of Independent Accountants Regarding
               Change in Accounting Principle.

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