Form 10-K
period 2005-12-31
NABORS INDUSTRIES LTD
filed 2006-03-16
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
Commission File Number: 000-49887
NABORS INDUSTRIES LTD.
Incorporated in Bermuda
Mintflower Place
8 Par-La-Ville Road
Hamilton, HM08
Bermuda
(441) 292-1510
98-0363970
(I.R.S. Employer Identification No.)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Name of each
Title of each class	exchange on which registered

Common shares, $.001 par value per share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None.
Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act of 1933).
YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the 120,821,647 common shares held by non-affiliates of the registrant, based upon the closing price of our common shares as of the last business day of our most recently completed second fiscal quarter, June 30, 2005, of $60.62 per share as reported on the American Stock Exchange, was $7,324,208,241. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of common shares, par value $.001 per share, outstanding as of February 24, 2006 was 156,556,748. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 107,603 exchangeable shares outstanding as of February 24, 2006 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.
DOCUMENTS INCORPORATED BY REFERENCE (to the extent indicated herein)
Specified portions of the 2006 Notice of Annual Meeting of Shareholders and Proxy Statement (Part III)

NABORS INDUSTRIES LTD.
Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2005
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
FORWARD-LOOKING STATEMENTS
     We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

     You should consider the following key factors when evaluating these forward-looking statements:
•	fluctuations in worldwide prices of and demand for natural gas and oil;

•	fluctuations in levels of natural gas and oil exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors, technological changes and developments in the oilfield services industry;

•	the existence of operating risks inherent in the oilfield services industry;

•	the existence of regulatory and legislative uncertainties;

•	the possibility of changes in tax laws;

•	the possibility of political instability, war or acts of terrorism in any of the countries in which we do business; and

•	general economic conditions.
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
     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see “Part I — Item 1A — RISK FACTORS”.
     Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” or “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.
PART I
ITEM 1. BUSINESS
Introduction.
     Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 565 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 215 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 43 platform, 19 jack-up units and three barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We time charter a fleet of 28 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software. We have also made selective investments in oil and gas exploration, development and production activities.
     Nabors was formed as a Bermuda-exempt company on December 11, 2001. Through predecessors and acquired entities, Nabors has been continuously operating in the drilling sector since the early 1900s. Our principal executive offices are located at Mintflower Place, 8 Par-La-Ville Road, Hamilton, HM08, Bermuda. Our phone number at our principal executive offices is (441) 292-1510.
Our Fleet of Rigs.
•	Land Rigs. A land-based drilling rig generally consists of engines, a drawworks, a mast (or derrick), pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth, bore hole diameter and drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. A land-based workover or well-servicing rig consists of a mobile carrier, engine, drawworks and a mast. The primary function of a workover or well-servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well. Because of size and cost considerations, well-servicing and workover rigs are used for these operations rather than the larger drilling rigs. Land-based drilling rigs are moved between well sites and between geographic areas of operations by using our fleet of cranes, loaders and transport vehicles. Well-servicing rigs are generally self-propelled units and heavier capacity workover rigs are either self-propelled or trailer mounted and include auxiliary equipment, which is either transported on trailers or moved with trucks.
•	Platform Rigs. Platform rigs provide offshore workover, drilling and re-entry services. Our platform rigs have drilling and/or well-servicing or workover equipment and machinery arranged in modular packages that are transported to, and assembled and installed on, fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that either stand on the ocean floor or are moored floating structures. The top portion, or platform, sits above the water level and provides the foundation upon which the platform rig is placed.
•	Jack-up Rigs. Jack-up rigs are mobile, self-elevating drilling and workover platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Many of our jack-up rigs are of cantilever design — a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over adjacent, fixed platforms. Nabors’ shallow workover jack-up rigs generally are subject to a maximum water depth of approximately 125 feet, while some of our jack-up rigs may drill in water depths as shallow as 13 feet. Nabors also has deeper water depth capacity jack-up rigs that are capable of drilling at depths between 8 feet and 150 to 250 feet. The water depth limit of a particular rig is determined by the length of the rig’s legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs with the hull floating. The rig is then towed to the new drilling site.
•	Inland Barge Rigs. One of Nabors’ barge rigs is a full-size drilling unit. Nabors also owns two workover inland barge rigs. These barges are designed to perform plugging and abandonment, well service or workover services in shallow inland, coastal or offshore waters. Our barge rigs can operate at depths between three and twenty feet.
Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 below.
Customers; Types of Drilling Contracts.
     Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No customer accounted for greater than 10% of consolidated revenues in 2005 or in 2004.
     On land in the U.S. Lower 48 states and Canada, we have historically been contracted on a single-well basis, with extensions subject to mutual agreement on pricing and other significant terms. Beginning in late 2004 and throughout 2005, as a result of increasing demand for drilling services, our customers have begun to enter into longer term contracts with durations ranging from one to three years. Under these contracts our rigs are committed to one customer over that term. Increasingly, these contracts are been signed for three-year terms for newly constructed rigs. Contracts relating to offshore drilling and land drilling in Alaska and international markets generally provide for longer terms, usually from one to five years. Offshore workover projects are often on a single-well basis. We generally are awarded drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our single-well contracts are subject to termination by the customer on short notice, but some can be firm for a number of wells or a period of time, and may provide for early termination compensation in certain circumstances. The contract terms and rates may differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.
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
•	Well-Servicing/Maintenance Services. We provide maintenance services on the mechanical apparatus used to pump or lift oil from producing wells. These services include, among other things, repairing and replacing pumps, sucker rods and tubing. We provide the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. Maintenance services typically take less than 48 hours to complete. Well-servicing rigs generally are provided to customers on a call-out basis. We are paid an hourly rate and work typically is performed five days a week during daylight hours.
•	Workover Services. Producing oil and natural gas wells occasionally require major repairs or modifications, called “workovers.” Workovers normally are carried out with a well-servicing rig that includes additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers. A workover may last anywhere from a few days to several weeks. We are paid an hourly rate and work is generally performed seven days a week, 24 hours a day.
•	Completion Services. The kinds of activities necessary to carry out a workover operation are essentially the same as those that are required to “complete” a well when it is first drilled. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. The completion process may take a few days to several weeks. We are paid an hourly rate and work is generally performed seven days a week, 24 hours a day.
•	Production and Other Specialized Services. We also can provide other specialized services, including onsite temporary fluid-storage facilities, the provision, removal and disposal of specialized fluids used during certain completion and workover operations, and the removal and disposal of salt water that often is produced in conjunction with the production of oil and natural gas. We also provide plugging services for wells from which the oil and natural gas has been depleted or further production has become uneconomical. We are paid an hourly or a per unit rate, as applicable, for these services.
Oil and Gas Investments.
     Through our Ramshorn business unit, Nabors makes selective investments in oil and gas exploration, development and production operations. Additional information about recent activities for this segment can be found in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Operations — Oil and Gas.
Other Services.
     Canrig Drilling Technology Ltd., our drilling technologies subsidiary, manufactures top drives, which are installed on both onshore and offshore drilling rigs. Our top drives are marketed throughout the world. During the last three years, approximately 58% of our top drive sales were made to other Nabors companies. We also rent top drives and provide top drive installation, repair and maintenance services to our customers. Epoch Well Services, Inc., our well services subsidiary, offers rig instrumentation equipment, including sensors, proprietary RIGWATCH™ software and computerized equipment that monitors the real-time performance of a rig. In addition, Epoch specializes in daily reporting software for drilling operations, making this data available through the internet via mywells.com. Epoch also provides mudlogging services. Ryan Energy Technologies, Inc., another one of our subsidiaries, manufactures and sells directional drilling and rig instrumentation and data collection services to oil and gas exploration and service companies. Nabors has a 50% interest in Peak Oilfield Services Company, a general partnership with a subsidiary of Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Services provides heavy equipment to move drilling rigs, water, other fluids and construction materials, primarily on Alaska’s North Slope and in the Cook Inlet region. The partnership also provides construction and maintenance for ice roads, pads, facilities, equipment, drill sites and pipelines. Nabors also has a 50% interest in Alaska Interstate Construction, a limited liability company whose other primary partner is Cook Inlet Region, Inc. Alaska Interstate Construction is a general contractor involved in the construction of roads, bridges, dams, drill sites and other facility sites, as well as providing mining support in Alaska. Revenues are derived from services to companies engaged in mining and public works. Our subsidiary, Peak USA Energy Services, Ltd., provides hauling and maintenance services for customers in the U.S. Lower 48 states.
     We time charter a fleet of 28 offshore support vessels, including one crew boat, which operate in the Gulf of Mexico, Trinidad and the Middle East and provide marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. The supply vessels are used as freight-carrying vessels for bringing drill pipe, tubing, casing, drilling mud and other equipment to drilling rigs and production platforms.
Our Employees.
     As of December 31, 2005, Nabors employed approximately 22,599 persons, of whom approximately 2,885 were employed by unconsolidated affiliates. We believe our relationship with our employees generally is good.
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
Research and Development.
     Research and development constitutes a growing part of our overall business. The effective use of technology is critical to the maintenance of our competitive position within the drilling industry. As a result of the importance of technology to our business, we expect to continue to develop technology internally or to acquire technology through strategic acquisitions.
Industry/Competitive Conditions.
     To a large degree, Nabors’ businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of natural gas or oil could have a material impact on exploration, development and production activities by our customers and could also materially affect our financial position, results of operations and cash flows. See “Risk Factors — Fluctuations in oil and gas prices could adversely affect drilling activity and Nabors’ revenues, cash flows and profitability.”
     Our industry remains competitive. Historically, the number of rigs has exceeded demand in many of our markets, resulting in strong price competition. More recently, as a result of improved demand for drilling services driven by a sustained high level of commodity prices, supply and demand have been in balance in most of our markets, with demand actually exceeding supply in some of our markets. This economic reality has resulted in an increase in rates being charged for rigs across our North American, Offshore and International markets. Furthermore, over approximately the last 18 months, the dramatic increase in rates along with our customers’ willingness to enter into firm three-year commitments has resulted in our building of new rigs in significant quantities for the first time in over 20 years. However, as many existing rigs can be readily moved from one region to another in response to changes in levels of activity and many of the total available contracts are currently awarded on a bid basis, competition based on price for both existing and new rigs still exists across all of our markets. The land drilling, workover and well-servicing market is generally more competitive than the offshore market due to the larger number of rigs and market participants.
     In all of our geographic market areas, we believe price and availability and condition of equipment are the most significant factors in determining which drilling contractor is awarded a job. Other factors include the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services. Increasingly, as the market requires additional rigs and as a result of new build capacity, the ability to deliver rigs within certain timeframes is becoming a competitive factor. In international markets, experience in operating in certain environments and customer alliances also have been factors in the selection of Nabors.
     Certain competitors are present in more than one of Nabors’ operating regions, although no one competitor operates in all of these areas. In the U.S. Lower 48 states, there are several hundred competitors with smaller national, regional or local rig operations. In domestic land workover and well-servicing, we compete with Key Energy Services, Inc. and with numerous other competitors having smaller regional or local rig operations. In Canada and offshore, Nabors competes with many firms of varying size, several of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various contractors at each location where it operates. Nabors believes that the market for land drilling, workover and well-servicing contracts will continue to be competitive for the foreseeable future.
     Our other operating segments represent a relatively smaller part of our business, and we have numerous competitors in each area. Our Canrig subsidiary is one of the four major manufacturers of top drives. Its largest competitors are National Oilwell Varco, Tesco and MH Pyramid. EPOCH’s largest competitors in the manufacture of rig instrumentation systems are Pason and National Oilwell Varco’s Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. EPOCH competes for mudlogging customers with Baker Hughes, Sperry Sun, Diversified, and Stratagraph in the Gulf Coast region, California and Alaska. In the U.S. Lower 48 states, there are hundreds of rig transportation companies, and there are at least three or four that compete with Peak USA in each of its operating regions. In Alaska, Peak Oilfield Services principally competes with Alaska Petroleum Contractors for road, pad and pipeline maintenance, and is one of many drill site and road construction companies, the largest of which is VECO Corporation, and Alaska Interstate Construction principally competes with Wilder Construction Company and Cruz Construction Company for the construction of roads, bridges, dams, drill sites and other facility sites.
Our Business Strategy.
     Since 1987, with the installation of our current management team, Nabors has adhered to a consistent strategy aimed at positioning our company to grow and prosper in good times and to mitigate adverse effects during periods of poor market conditions. We have continued to strive to attain a financial posture that would allow us to capitalize on market weakness by adding to our business base, thereby enhancing our upside potential at reasonable costs. The principal elements of our strategy have been to:
•	Maintain flexibility to respond to changing conditions.

•	Maintain a conservative and flexible balance sheet.

•	Build cost effectively a base of premium assets.

•	Build and maintain low operating costs through economies of scale.

•	Develop and maintain long-term, mutually attractive relationships with key customers and vendors.

•	Build a diverse business in long-term, sustainable and worthwhile geographic markets.

•	Recognize and seize opportunities as they arise.

•	Continually improve safety, quality and efficiency.

•	Implement leading edge technology where cost-effective to do so.
     Our business strategy is designed to allow us to grow and remain profitable in any market environment. The major developments in our business in the past year illustrate our implementation of this strategy and its continuing success.
Acquisitions and Divestitures
     We have grown from a land drilling business centered in the U.S. Lower 48 states, Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors’ worldwide fleet consists of almost 600 land drilling rigs, approximately 565 domestic and 215 international land workover and well-servicing rigs, 43 offshore platform rigs, 19 jack-up units, three barge rigs and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions. Although Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition opportunities will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.
     From time to time, we may sell a subsidiary or group of assets outside of our core markets or business, if it is economically advantageous for us to do so.
New Rig Build Program
     During 2005, we expanded our capital expenditure programs and are building new rigs in significant quantities for the first time in over 20 years. In conjunction with these programs, we received delivery of ten new drilling rigs prior to February 7, 2006, which are currently working. Additionally, we have commitments and options for the building of up to 95 additional drilling rigs, of which five are offshore drilling rigs and the remainder are land drilling rigs. As of February 7, 2006, we had signed contracts or letters of intent for 70 of these rigs; 50 for our U.S. Lower 48 Land Drilling operations, three for our Canadian drilling operations and 17 for our International operations. Our customers have otherwise committed to sign contracts or letters of intent for another 12 of these rigs; seven for our U.S. Lower 48 Land Drilling operations and five for our Canadian drilling operations. Additionally, our Canadian drilling unit expects to add a total of 21 coiled tubing/stem drilling rigs to its fleet; one of which is already working and 20 of which we expect to be delivered during 2006 and 2007. Additionally, our U.S. Land Well-servicing unit expects to add 120 newly built workover and well-servicing rigs to meet growing demand for their services.

Environmental Compliance
     Nabors does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2006. Nabors believes it is in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to the business or financial condition of Nabors. For a more detailed description of the environmental laws and regulations applicable to Nabors operations, see below under “Risk Factors — Noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect Nabors’ results of operations.”
ITEM 1A. RISK FACTORS
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
The nature of our operations presents inherent risks of loss that, if not insured or indemnified against, could adversely affect our results of operations
     Our operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. In addition, our international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive. It is likely that we will face continued upward pressure in our upcoming insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of an insurance coverage deductible. We expect that we may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize the effect of insurance premium increases.
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
Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect our results of operations
     The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. Our cost of compliance with these laws and regulations may be substantial. For example, federal law imposes a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages from such spills. As an owner and operator of onshore and offshore rigs and transportation equipment, we may be deemed to be a responsible party under federal law. In addition, our well-servicing, workover and production services operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. Our operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. We generally require customers to contractually assume responsibility for compliance with environmental regulations. However, we are not always successful in allocating to customers all of these risks nor is there any assurance that the customer will be financially able to bear those risks assumed.
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
     Laws protecting the environment generally have become more stringent than in the past and are expected to continue to become more so. Violation of environmental laws and regulations can lead to the imposition of administrative, civil or criminal penalties, remedial obligations, and in some cases injunctive relief. Such violations could also result in liabilities for personal injuries, property damage, and other costs and claims.
     Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, and related state laws and regulations, liability can be imposed jointly on the entire group of responsible parties or separately on any one of the responsible parties, without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.
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
     As of December 31, 2005, the net assets of Sea Mar totaled approximately $151 million. During 2005 Sea Mar had income before income taxes totaling $17 million.
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
Because our option, warrant and convertible securities holders have a considerable number of common shares available for issuance and resale, significant issuances or resales in the future may adversely affect the market price of our common shares
     As of February 24, 2006, we had 400,000,000 authorized common shares, of which 156,556,748 shares were outstanding. In addition, 21,587,691 common shares were reserved for issuance pursuant to option and employee benefit plans, and 10,571,231 shares were reserved for issuance upon conversion or repurchase of outstanding zero coupon convertible debentures and zero coupon senior exchangeable notes. In addition, up to 107,603 of our common shares could be issuable on exchange of the shares of Nabors Exchangeco (Canada) Inc. We also may sell up to $700 million of securities of various types in connection with a shelf registration statement declared effective on January 16, 2003 by the Securities and Exchange Commission. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of warrants or options (and, where applicable, sales pursuant to Rule 144) or the conversion into common shares, or repurchase of debentures and notes using common shares, would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
     We will hold a Special Meeting of Shareholders on March 30, 2006 to approve the proposal to amend our Amended and Restated Bye-Laws to increase our authorized share capital by the creation of additional common shares. The additional shares will accommodate a two-for-one stock split (to be effected in the form of a stock dividend), which has been approved by our Board of Directors, subject to shareholder approval of the increase in the number of authorized shares. If this proposal is approved, our authorized common shares will increase to 800,000,000.
Provisions of our organizational documents may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium
     Our board of directors is divided into three classes, with each class serving a staggered three-year term. In addition, our board of directors has the authority to issue a significant amount of common shares and up to 25,000,000 preferred shares and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without further vote or action by the holders of the common shares. Although we have no present plans to issue preferred shares, the classified board and our board’s ability to issue additional preferred shares may discourage, delay or prevent changes in control of Nabors that are not supported by our board, thereby possibly preventing certain of our shareholders from realizing a possible premium on their shares. In addition, the requirement in the indenture for Series B of our $700 million zero coupon senior exchangeable notes due 2023 to pay a make-whole premium in the form of an increase in the exchange rate in certain circumstances could have the effect of making a change in control of Nabors more expensive.
We have a substantial amount of debt outstanding
     We had approximately $2.0 billion in debt outstanding as of December 31, 2005, resulting in a funded debt to capital ratio of 0.35:1 and a net funded debt to capital ratio of 0.9:1. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. On February 6, 2006, we redeemed 93% of our zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million. Subsequent to this redemption, we had approximately $1.2 billion in debt outstanding, resulting in a funded debt to capital ratio of 0.25:1 and a net funded debt to capital ratio, which remained unchanged at 0.9:1.
Our ability to perform under new contracts and to grow our business as forecasted depends to a substantial degree on timely delivery of rigs and equipment from our suppliers
     The forecasted growth in the operating revenues and net income for our Contract Drilling subsidiaries depends to a substantial degree on the timely delivery of rigs and equipment from our suppliers as part of our recently expanded capital programs. We can give no assurances that our suppliers will meet expected delivery schedules for delivery of these new rigs and equipment. Delays in the delivery of new rigs and equipment could cause us to fail to meet our operating forecasts and could subject us to late delivery penalties under contracts with our customers.
We may have additional tax liabilities
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our financial position, income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.
     It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by us.
Legal proceedings could affect our financial condition and results of operations
     We are from time to time subject to legal proceedings which include employment, tort, intellectual property and other claims. We also are subject to complaints or allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws. Lawsuits or claims could result in decisions against us which could have a material adverse effect on our financial condition or results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

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
     Nabors and its subsidiaries own or lease executive and administrative office space in Hamilton, Bermuda (principal executive office); Houston, Texas; Anchorage, Alaska; Harvey, Houma, New Iberia and Lafayette, Louisiana; Bakersfield, California; Magnolia, Texas; Calgary, Red Deer and Nisku, Alberta, Canada; Sana’a, Yemen; Dubai, U.A.E.; Dhahran, Saudi Arabia; Anaco, Venezuela; and Luanda, Angola. We also own or lease a number of facilities and storage yards used in support of operations in each of our geographic markets.
     Nabors and its subsidiaries own certain mineral interests in connection with their investing and operating activities. Nabors does not consider these properties to be material to its overall operations.
     Additional information about our properties can be found in Notes 4 and 16 (each, under the caption “Property, Plant and Equipment”) and 12 (under the caption “Operating Leases”) of the Notes to Consolidated Financial Statements in Part II, Item 8 below. The revenues and property, plant and equipment by geographic area for the fiscal years ended December 31, 2003, 2004 and 2005, can be found in Note 16 of the Notes to Consolidated Financial Statements in Part II, Item 8 below. A description of our rig fleet is included under the caption “Introduction” in Part I, Item 1 — Business.
     Nabors’ management believes that our existing equipment and facilities and our planned expansion of are equipment and facilities through our capital expansion programs currently in process are adequate to support our current level of operations as well as an expansion of drilling operations in those geographical areas where we may expand.
ITEM 3. LEGAL PROCEEDINGS
     Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.
     One such lawsuit involves wage and hour claims relating primarily to meal periods and travel time of current and former rig-based employees in our California well-servicing business. Those claims were heard by an arbitrator during the fourth quarter of 2005. On February 6, 2006, we received an interim judgment against us in the amount of $25.6 million (plus an undetermined amount of attorneys’ fees and costs), which has been accrued for in our consolidated statements of income for the year ended December 31, 2005.
     Additionally, on December 22, 2005, we received a grand jury subpoena from the United States Attorney’s Office in Anchorage, Alaska, seeking documents and information relating to an alleged spill, discharge, overflow or cleanup of drilling mud or sludge involving one of our rigs during March 2003. We are cooperating with the authorities in this matter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
I. Market and Share Prices.
     Our shares are traded on the New York Stock Exchange under the symbol “NBR”. At December 31, 2005, there were approximately 2,063 shareholders of record. We have not paid any cash dividends on our common shares since 1982. Nabors does not currently intend to pay any cash dividends on its common shares. However, we note that there have been recent positive industry trends and changes in tax law providing more favorable treatment of dividends. As a result, we can give no assurance that we will not reevaluate our position on dividends in the future.
     The following table sets forth the reported high and low sales prices of our common shares as reported on the American Stock Exchange (through November 2, 2005) and the New York Stock Exchange (from November 3, 2005 through December 31, 2005).

		Share Price
Calendar Year		High	Low

2004	First quarter	$49.32	$41.01
	Second quarter	47.70	40.02
	Third quarter	47.87	41.25
	Fourth quarter	54.25	45.87

2005	First quarter	60.41	46.20
	Second quarter	62.05	50.75
	Third quarter	73.90	59.99
	Fourth quarter	79.87	59.60

     During 2002 our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we are authorized to purchase up to $400 million of our common shares. This repurchase program does not have an expiration date. We repurchased common shares during the second and fourth quarters of 2005 as follows:

	Total number of	Average price
Period	shares purchased	paid per share
April 1, 2005 — June 30, 2005	1,500,000	$53.71
October 1, 2005 — December 31, 2005	289,100	$65.39
     No common shares were repurchased during the first and third quarters of 2005.
     The following table provides information relating to Nabors’ repurchase of common shares during the fourth quarter of 2005:

			Total Number of	Approximate
			Shares	Dollar Value of
	Total	Average	Purchased as	Shares that May
	Number of	Price	Part of Publicly	Yet Be
	Shares	Paid per	Announced	Purchased Under
Period	Purchased	Share	Program	the Program
October 1, 2005 — October 31, 2005	289,100	$65.39	289,100	$298,038,353
     No common shares were repurchased during November and December 2005.
     See Part III, Item 12 for a description of securities authorized for issuance under equity compensation plans.
II. Dividend Policy.
     See “Part I — Item 1A — Risk Factors — We do not currently intend to pay dividends.”

III. Shareholder Matters.
     Bermuda has exchange controls which apply to residents in respect of the Bermudian dollar. As an exempt company, Nabors is considered to be nonresident for such controls; consequently, there are no Bermuda governmental restrictions on the Company’s ability to make transfers and carry out transactions in all other currencies, including currency of the United States.
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
ITEM 6. SELECTED FINANCIAL DATA

Operating Data (1)	Year Ended December 31,
(In thousands, except per share amounts and ratio data)	2005	2004	2003	2002	2001
Revenues and other income:
Operating revenues	$3,459,908	$2,394,031	$1,880,003	$1,466,443	$2,201,736
Earnings from unconsolidated affiliates	5,671	4,057	10,183	14,775	26,334
Investment income	85,430	50,064	33,813	36,961	56,437

Total revenues and other income	3,551,009	2,448,152	1,923,999	1,518,179	2,284,507

Costs and other deductions:
Direct costs	1,997,267	1,572,649	1,276,953	973,910	1,366,967
General and administrative expenses	249,973	195,388	165,403	141,895	135,496
Depreciation and amortization	291,638	254,939	226,528	187,665	184,119
Depletion	46,894	45,460	8,599	7,700	5,777
Interest expense	44,847	48,507	70,740	67,068	60,722
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	46,440	(4,629)	1,153	(833)	(26,186)

Total costs and other deductions	2,677,059	2,112,314	1,749,376	1,377,405	1,726,895

Income before income taxes	873,950	335,838	174,623	140,774	557,612
Income tax expense (benefit)	225,255	33,381	(17,605)	19,285	200,162

Net income	$648,695	$302,457	$192,228	$121,489	$357,450

Earnings per diluted share	$4.00	$1.92	$1.25	$.81	$2.24
Weighted-average number of diluted shares outstanding	162,189	164,030	156,897	149,997	168,790
Capital expenditures and acquisitions of businesses (2)	$1,003,269	$544,429	$353,138	$702,843	$803,241
Interest coverage ratio (3)	28.0 : 1	14.1 : 1	6.8 : 1	6.0 : 1	13.3 : 1

Balance Sheet Data (1)	As of December 31,
(In thousands, except ratio data)	2005	2004	2003	2002	2001
Cash and cash equivalents, and short-term and long-term investments	$1,646,327	$1,411,047	$1,579,090	$1,345,799	$918,637
Working capital	1,264,852	821,120	1,529,691	1,077,602	1,077,841
Property, plant and equipment, net	3,886,924	3,275,495	2,990,792	2,801,067	2,451,386
Total assets	7,230,407	5,862,609	5,602,692	5,063,872	4,151,915
Long-term debt	1,251,751	1,201,686	1,985,553	1,614,656	1,567,616
Shareholders’ equity	$3,758,140	$2,929,393	$2,490,275	$2,158,455	$1,857,866
Funded debt to capital ratio:
Gross (4)	0.35 : 1	0.41 : 1	0.48 : 1	0.49 : 1	0.46 : 1
Net (5)	0.09 : 1	0.17 : 1	0.22 : 1	0.26 : 1	0.26 : 1

(1)	Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include Sunset Well Service Inc. (August 2005), Alexander Drilling Inc. assets (June 2005), Phillips Trucking, Inc. assets (June 2005), Rocky Mountain Oil Tools, Inc. assets (March 2005), Ryan Energy Technologies, Inc. (October 2002), Enserco Energy Service Company Inc. (April 2002) and Command Drilling Corporation (November 2001).

(2)	Represents capital expenditures and the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(3)	The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

(4)	The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity.

(5)	The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt and then subtracting cash and cash equivalents and investments. Capital is defined as shareholders’ equity.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of our operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements.
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
     Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The following table sets forth natural gas and oil price data per Bloomberg for the last three years:

	Year Ended December 31,			Increase
	2005	2004	2003	2005 to 2004		2004 to 2003
Commodity prices:
Average Henry Hub natural gas spot price ($/million cubic feet (mcf))	$8.89	$5.90	$5.49	$2.99	51%	$.41	7%
Average West Texas intermediate crude oil spot price ($/barrel)	$56.59	$41.51	$31.06	$15.08	36%	$10.45	34%
     Operating revenues and Earnings from unconsolidated affiliates for the year ended December 31, 2005 totaled $3.5 billion, representing an increase of $1.1 billion, or 45%, compared to the year ended December 31, 2004. Adjusted income derived from operating activities and net income for the year ended December 31, 2005 totaled $879.8 million and $648.7 million ($4.00 per diluted share), respectively, representing increases of 167% and 114%, respectively, compared to the year ended December 31, 2004. Operating revenues and Earnings from unconsolidated affiliates for the year ended December 31, 2004 totaled $2.4 billion, representing an increase of $507.9 million, or 27%, compared to the year ended December 31, 2003. Adjusted income derived from operating activities and net income for the year ended December 31, 2004 totaled $329.7 million and $302.5 million ($1.92 per diluted share), respectively, representing increases of 55% and 57%, respectively, compared to the year ended December 31, 2003.
     The increase in our operating results from 2004 to 2005 and from 2003 to 2004 resulted from higher revenues during each sequential year realized by essentially all of our operating segments. Revenues increased as a result of higher average dayrates and activity levels during 2005 compared to 2004 and 2004 compared to 2003. This increase in average dayrates and activity reflects an increase in demand for our services in these markets during these years, which resulted from continuing higher price levels for natural gas and oil during 2004 and 2005.
     Our operating results for 2006 are expected to increase from levels realized during 2005 as a result of:
•	Our current expectation of the continuation of historically high commodity prices during 2006 and the related impact on drilling and well-servicing activity, dayrates for drilling services and hourly well-servicing rates, and

•	Our current expectation of the impact on our overall level of drilling and well-servicing activity resulting from new or substantially new rigs to be added as part of our expanded capital program and planned reactivations of and enhancements to existing rigs.
     The expansion of our rig fleet through our expanded capital program is expected to most significantly impact the results of our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian and International operations. For our existing rigs, we expect the largest increase in drilling activity and dayrates to exist in our U.S. Lower 48 Land Drilling operations as a result of strong demand for drilling services in that market driven by the sustained level of higher natural gas prices. We also expect strong demand for our drilling and well-servicing services across a number of our other markets, resulting from higher commodity prices, to improve our results of operations from existing rigs for our U.S. Land Well-servicing, Canadian, International and U.S. Offshore operations. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter, and then generally increase over the last half of the year. We expect that the improvement in our International operations will also be driven by multiple rig contract re-pricings, which should begin to impact our results in the second half of 2006. We expect that the improvement in our U.S. Offshore operations will also be driven by a continuing improvement in the utilization of and pricing for our workover jack-up rigs. We expect results from our operations in Alaska to be substantially unchanged during 2006 when compared to 2005, as the improvement in commodity prices has yet to result in an improvement in demand for drilling services in that market.

     The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,			Increase (Decrease)
	2005	2004	2003	2005 to 2004		2004 to 2003
(In thousands, except percentages
and rig activity)
Reportable segments:
Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$1,306,963	$748,999	$476,258	$557,964	74%	$272,741	57%
U.S. Land Well-servicing	491,704	360,010	312,279	131,694	37%	47,731	15%
U.S. Offshore	158,888	132,778	101,566	26,110	20%	31,212	31%
Alaska	85,768	83,835	112,092	1,933	2%	(28,257)	(25%)
Canada	577,627	426,675	322,303	150,952	35%	104,372	32%
International	552,656	444,289	396,884	108,367	24%	47,405	12%

Subtotal Contract Drilling (2)	3,173,606	2,196,586	1,721,382	977,020	44%	475,204	28%
Oil and Gas (3)	62,913	65,303	16,919	(2,390)	(4%)	48,384	286%
Other Operating Segments (4)(5)	331,188	205,615	201,660	125,573	61%	3,955	2%
Other reconciling items (6)	(102,128)	(69,416)	(49,775)	(32,712)	(47%)	(19,641)	(39%)

Total	$3,465,579	$2,398,088	$1,890,186	$1,067,491	45%	$507,902	27%

Adjusted income (loss) derived from operating activities: (7)
Contract Drilling:
U.S. Lower 48 Land Drilling	$464,570	$93,573	$16,800	$370,997	396%	$76,773	457%
U.S. Land Well-servicing	107,728	57,712	47,082	50,016	87%	10,630	23%
U.S. Offshore	38,783	20,611	1,649	18,172	88%	18,962	N/M (8)
Alaska	16,608	16,052	37,847	556	3%	(21,795)	(58%)
Canada	137,271	91,421	59,856	45,850	50%	31,565	53%
International	135,588	89,211	77,964	46,377	52%	11,247	14%

Subtotal Contract Drilling	900,548	368,580	241,198	531,968	144%	127,382	53%
Oil and Gas	10,194	13,736	5,850	(3,542)	(26%)	7,886	135%
Other Operating Segments	34,063	(5,333)	3,266	39,396	N/M (8)	(8,599)	(263%)
Other reconciling items (9)	(64,998)	(47,331)	(37,611)	(17,667)	(37%)	(9,720)	(26%)

Total	$879,807	$329,652	$212,703	$550,155	167%	$116,949	55%
Interest expense	(44,847)	(48,507)	(70,740)	3,660	8%	22,233	31%
Investment income	85,430	50,064	33,813	35,366	71%	16,251	48%
Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net	(46,440)	4,629	(1,153)	(51,069)	N/M (8)	5,782	N/M (8)

Income before income taxes	$873,950	$335,838	$174,623	$538,112	160%	$161,215	92%

Rig activity:
Rig years: (10)
U.S. Lower 48 Land Drilling	235.9	199.0	143.1	36.9	19%	55.9	39%
U.S. Offshore	15.6	14.4	14.1	1.2	8%	.3	2%
Alaska	7.1	6.9	7.9	.2	3%	(1.0)	(13%)
Canada	53.0	46.5	42.1	6.5	14%	4.4	10%
International (11)	82.3	67.7	61.1	14.6	22%	6.6	11%

Total rig years	393.9	334.5	268.3	59.4	18%	66.2	25%

Rig hours: (12)
U.S. Land Well-servicing	1,216,453	1,137,914	1,088,511	78,539	7%	49,403	5%
Canada Well-servicing	367,414	377,170	321,472	(9,756)	(3%)	55,698	17%

Total rig hours	1,583,867	1,515,084	1,409,983	68,783	5%	105,101	7%

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $(1.3) million, $1.6 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)	Represents our oil and gas exploration, development and production operations.

(4)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $7.0 million, $2.5 million and $7.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table set forth immediately following the heading Results of Operations above.

(8)	The percentage is so large that it is not meaningful.

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(10)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(11)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 3.9 years, 4.0 years and 3.8 years during the years ended December 31, 2005, 2004 and 2003, respectively.

(12)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

SEGMENT RESULTS OF OPERATIONS
Contract Drilling
     Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.
     U.S. Lower 48 Land Drilling. The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase
	2005	2004	2003	2005 to 2004		2004 to 2003
(In thousands, except percentages
and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$1,306,963	$748,999	$476,258	$557,964	74%	$272,741	57%
Adjusted income derived from operating activities	$464,570	$93,573	$16,800	$370,997	396%	$76,773	457%
Rig years	235.9	199.0	143.1	36.9	19%	55.9	39%
     The increase in our operating results from 2004 to 2005 and from 2003 to 2004 primarily resulted from year-over-year increases in average dayrates and drilling activity, which is reflected in the increase in rig years from 2004 to 2005 and from 2003 to 2004. Average dayrates and activity levels improved during 2004 and 2005 as a result of an increase in demand for drilling services, which resulted from continuing higher price levels for natural gas during those years.
     U.S. Land Well-servicing. The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase
	2005	2004	2003	2005 to 2004		2004 to 2003
(In thousands, except percentages
and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$491,704	$360,010	$312,279	$131,694	37%	$47,731	15%
Adjusted income derived from operating activities	$107,728	$57,712	$47,082	$50,016	87%	$10,630	23%
Rig hours	1,216,453	1,137,914	1,088,511	78,539	7%	49,403	5%
     The increase in our operating results from 2004 to 2005 and from 2003 to 2004 primarily resulted from year-over-year increases in average hourly rates and activity. The increases in average hourly rates and activity resulted from higher customer demand for our services in all markets in which we operate, which was driven by a sustained level of higher commodity prices.
     U.S. Offshore. The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase
	2005	2004	2003	2005 to 2004		2004 to 2003
(In thousands, except percentages
and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$158,888	$132,778	$101,566	$26,110	20%	$31,212	31%
Adjusted income derived from operating activities	$38,783	$20,611	$1,649	$18,172	88%	$18,962	N/M	(1)
Rig years	15.6	14.4	14.1	1.2	8%	.3	2%

(1)	The percentage is so large that it is not meaningful.
     The increase in our operating results from 2004 to 2005 primarily resulted from increases in average dayrates and from increased utilization for our jack-up rigs, both of which resulted from improvement in demand for our drilling services in this market driven by increased natural gas prices from 2004 to 2005. Furthermore, two new platform rigs added during the second quarter of 2004 contributed to our results for all of 2005. Additionally, our operating results for 2005 were increased by $1.5 million of net business interruption insurance proceeds recorded during the third quarter of 2005 related to one of our Super Sundowner rigs that was significantly damaged during Hurricane Katrina in the third quarter of 2005 and by an additional $2.2 million of net business interruption insurance proceeds recorded in the second quarter of 2005 related to one of our MODS deepwater platform rigs significantly damaged during Hurricane Ivan in September 2004. We also recorded involuntary conversion losses related to certain other rigs damaged during Hurricanes Katrina and Rita during the third quarter of 2005 (see our discussion of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net under Other Financial Information below for further discussion of these losses).
     The increase in our operating results from 2003 to 2004 primarily resulted from the addition of the two new platform rigs for deepwater development projects, which commenced operations late in the second quarter of 2004 and from an increase in average dayrates for our platform and jack-up rigs from 2003 to 2004, which resulted from an improvement in demand for our drilling services in this market driven by increased natural gas prices from 2003 to 2004.
     Alaska. The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase (Decrease)
	2005	2004	2003	2005 to 2004		2004 to 2003
(In thousands, except percentages
and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$85,768	$83,835	$112,092	$1,933	2%	$(28,257)	(25%)
Adjusted income derived from operating activities	$16,608	$16,052	$37,847	$556	3%	$(21,795)	(58%)
Rig years	7.1	6.9	7.9	.2	3%	(1.0)	(13%)
     Results did not change significantly from 2004 to 2005 as average dayrates and drilling activity levels in this market were substantially unchanged year-over-year. The improvement in commodity prices, which has resulted in improved demand for our services and improved dayrates across our other drilling segments, has not resulted in these same improvements in Alaska. The mature status of most of the larger existing fields in Alaska has led to diminished activity in recent years, which has yet to recover despite the extended period of higher commodity prices. While there are numerous projects in various stages of planning that are likely to result in incremental activity, the extraordinarily long lead times and capital intensity of these projects makes it difficult to predict when and to what extent they would impact our results. Meanwhile, Alaska continues to generate positive cash flow and consume minimal capital, leaving us in a good position to capitalize on future prospects in this market.
     The decrease in our operating results from 2003 to 2004 primarily resulted from lower drilling activity, deferred revenue recognized on one of our rigs in 2003 that did not recur in 2004, and an incremental $5.7 million of Operating revenues recorded in the first quarter of 2003, representing business interruption insurance proceeds related to the damage incurred on one of our land drilling rigs. The decrease in drilling activity during 2004 primarily resulted from the completion of a significant long-term contract in late 2003 that has not yet been renewed or replaced and is reflected in the decrease in rig years from 2003 to 2004.
     Canada. The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase (Decrease)
	2005	2004	2003	2005 to 2004		2004 to 2003
(In thousands, except percentages
and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$577,627	$426,675	$322,303	$150,952	35%	$104,372	32%
Adjusted income derived from operating activities	$137,271	$91,421	$59,856	$45,850	50%	$31,565	53%
Rig years — Drilling	53.0	46.5	42.1	6.5	14%	4.4	10%
Rig hours — Well-servicing	367,414	377,170	321,472	(9,756)	(3%)	55,698	17%
     The increase in our operating results from 2004 to 2005 and from 2003 to 2004 primarily resulted from year-over-year increases in average dayrates and hourly rates for our Canadian drilling and well-servicing operations, respectively, and from year-over-year increases in drilling activity. Average dayrates and hourly rates and drilling activity levels improved as a result of increased demand for our services in this market, which was driven by increased commodity prices from 2004 to 2005 and from 2003 to 2004. The increases in drilling activity are reflected in the year-over-year increases in rig years. Well-servicing hours decreased from 2004 to 2005 primarily as a result of an unseasonably wet summer during 2005 in certain of our operating areas, which restricted our ability to move our well-servicing rigs. The increase in our operating results from 2003 to 2004 also resulted from increased well-servicing activity during 2004 compared to 2003, which was driven by increased natural gas prices. Our results for 2005 and 2004 were also positively impacted by the strengthening of the Canadian dollar versus the U.S. dollar during those years.
     International. The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase
(In thousands, except percentages and rig activity)	2005	2004	2003	2005 to 2004		2004 to 2003
Operating revenues and Earnings from unconsolidated affiliates	$552,656	$444,289	$396,884	$108,367	24%	$47,405	12%
Adjusted income derived from operating activities	$135,588	$89,211	$77,964	$46,377	52%	$11,247	14%
Rig years	82.3	67.7	61.1	14.6	22%	6.6	11%
     The increase in our operating results from 2004 to 2005 primarily resulted from an increase in operations in South and Central America (primarily in Mexico, Colombia, Venezuela and Ecuador) and in the Middle East (primarily in Saudi Arabia, the United Arab Emirates and Qatar) resulting from improved demand for our services and improved dayrates in these markets during 2005 compared to 2004, and from a full year of results in 2005 from our accommodation units added to certain of our markets in the Middle East during mid-2004.
     The increase in our results from 2003 to 2004 primarily resulted from an increase in operations in Mexico and Saudi Arabia and from the addition of operations in India and Indonesia, which began in the fourth quarter of 2003, partially offset by a decrease in operations in Trinidad, Yemen, Colombia and Algeria during 2004 compared to 2003.
Oil and Gas
     This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase (Decrease)
(In thousands, except percentages)	2005	2004	2003	2005 to 2004		2004 to 2003
Operating revenues and Earnings from unconsolidated affiliates	$62,913	$65,303	$16,919	$(2,390)	(4%)	$48,384	286%
Adjusted income derived from operating activities	$10,194	$13,736	$5,850	$(3,542)	(26%)	$7,886	135%
     The decrease in our operating results from 2004 to 2005 primarily resulted from the expected decline in production under our contracts with El Paso Corporation that commenced in the fourth quarter of 2003, which was partially offset by increased production resulting from new investments in oil and gas properties and higher commodity prices during 2005. The decrease in adjusted income derived from operating activities from 2004 to 2005 was also partially offset by lower expense amounts recorded for dry holes during 2005 compared to 2004. During 2004, we recorded expense of $2.4 million as a result of a dry hole offshore in the Gulf of Mexico and during 2005, we recorded expense of $0.8 million as a result of a dry hole onshore in South Texas.
     The increase in our operating results from 2003 to 2004 primarily resulted from our new investments in oil and gas properties with El Paso in the fourth quarter of 2003. The increase in adjusted income derived from operating activities for 2004 was partially offset by the $2.4 million in expense recognized during 2004 as a result of the dry hole offshore in the Gulf of Mexico, which exceeded $1.4 million in expense recognized during 2003 as a result of a dry hole also in the Gulf of Mexico.

Other Operating Segments
     These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Year Ended December 31,			Increase (Decrease)
(In thousands, except percentages)	2005	2004	2003	2005 to 2004			2004 to 2003
Operating revenues and Earnings from unconsolidated affiliates	$331,188	$205,615	$201,660	$125,573	61%		$3,955	2%
Adjusted income (loss) derived from operating activities	$34,063	$(5,333)	$3,266	$39,396	N/M	(1)	$(8,599)	(263%)

(1)	The percentage is so large that it is not meaningful.
     The increase in our operating results from 2004 to 2005 primarily resulted from (i) increased sales of top drives driven by the strengthening of the oil and gas drilling market during 2005, (ii) increased demand for directional drilling, rig instrumentation and data collection services, primarily driven by a strong Canadian market for directional drilling services as the number of horizontal and directional wells drilled increased substantially from 2004 to 2005, and (iii) increased margins for our marine transportation and supply services driven by higher average dayrates during 2005 compared to 2004, primarily driven by an improvement in the offshore drilling market that resulted in increased demand for our services.
     The slight increase in our Operating revenues and Earnings from unconsolidated affiliates from 2003 to 2004 primarily resulted from an increase in revenues for our drilling technology and top drive manufacturing, directional drilling, and rig instrumentation and software operations during 2004 compared to 2003. This increase in revenues was primarily driven by the strengthening in the drilling market in the U.S. and Canada during 2004. This increase was partially offset by a decrease in revenues for our marine and supply services operations resulting from the consolidation of Sea Mar Management LLC beginning in 2004 (see discussion in Note 2 to our consolidated financial statements in Part II Item 8) and a decrease in average dayrates during 2004 compared to 2003, which resulted from the loss of some higher rate contracts during the first quarter of 2004 and from an increase in the impact of competition in the markets in which we operated during 2004. The decrease in adjusted income (loss) derived from operating activities from 2003 to 2004 primarily resulted from a decrease in results for our Alaskan construction and logistics operations from 2003 to 2004, which resulted from certain projects in 2003 that did not recur in 2004 and the loss of a significant contract during the second quarter of 2003, and decreased margins from our marine transportation and supply services, which was driven by lower average dayrates from 2003 to 2004.
OTHER FINANCIAL INFORMATION
General and administrative expenses

	Year Ended December 31,			Increase (Decrease)
(In thousands, except percentages)	2005	2004	2003	2005 to 2004		2004 to 2003
General and administrative expenses	$249,973	$195,388	$165,403	$54,585	28%	$29,985	18%
General and administrative expenses as a percentage of Operating revenues	7.2%	8.2%	8.8%	(1.0%)	(12%)	(.6%)	(7%)
     General and administrative expenses increased from 2004 to 2005 primarily as a result of year-over-year increases in wages and burden for a majority of our operating segments, primarily resulting from an increase in the number of employees required to support the increase in activity levels and from higher wages, and increased corporate compensation expense, primarily resulting from taxes paid on stock options exercised, expenses recorded for restricted stock grants and higher bonus accruals during 2005. As a percentage of operating revenues, general and administrative expenses decreased from 2004 to 2005 as these expenses were spread over a larger revenue base.
     General and administrative expenses increased from 2003 to 2004 primarily as a result of year-over-year increases in activity in a number of our operating segments including our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing and Canadian operations, and from increased expenses at our corporate level, primarily related to increased management bonuses and higher professional fees. As a percentage of operating revenues, general and administrative expenses decreased from 2003 to 2004 as these expenses were spread over a larger revenue base.

Depreciation and amortization, and depletion expense

	Year Ended December 31,			Increase
(In thousands, except percentages)	2005	2004	2003	2005 to 2004		2004 to 2003
Depreciation and amortization expense	$291,638	$254,939	$226,528	$36,699	14%	$28,411	13%
Depletion expense	$46,894	$45,460	$8,599	$1,434	3%	$36,861	N/M	(1)

(1)	The percentage is so large that it is not meaningful.
     Depreciation and amortization expense. Depreciation and amortization expense increased from 2004 to 2005 and from 2003 to 2004 as a result of depreciation on capital expenditures made during 2003, 2004 and 2005, and year-over-year increases in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations.
     Depletion expense. Depletion expense increased from 2004 to 2005 as a result of production increases from new investments in oil and gas properties, which were almost entirely offset by the decline in production on oil and gas properties added through our El Paso investments in the fourth quarter of 2003.
     Depletion expense increased from 2003 to 2004 as a result of depletion on the oil and gas properties added through our El Paso investments.
Interest expense

	Year Ended December 31,			Decrease
(In thousands, except percentages)	2005	2004	2003	2005 to 2004		2004 to 2003
Interest expense	$44,847	$48,507	$70,740	$(3,660)	(8%)	$(22,233)	(31%)
     Interest expense decreased from 2004 to 2005 primarily as a result of the payment upon maturity of our 6.8% senior notes totaling $305.3 million in April 2004.
     Interest expense decreased from 2003 to 2004 primarily as a result of the payment upon maturity of our 6.8% senior notes in April 2004 and the redemption of our $825 million zero coupon convertible senior debentures totaling $494.9 million in June 2003. In June 2003 we issued $700 million in zero coupon senior exchangeable notes; the proceeds of which were used to redeem our $825 million senior debentures. The $700 million notes will not accrue interest unless we become obligated to pay contingent interest, while our $825 million senior debentures had an effective interest rate of 2.5%.
Investment income

	Year Ended December 31,			Increase
(In thousands, except percentages)	2005	2004	2003	2005 to 2004		2004 to 2003
Investment income	$85,430	$50,064	$33,813	$35,366	71%	$16,251	48%
     Investment income increased from 2004 to 2005 as a result of (i) increased returns realized on our marketable security portfolios during 2005 compared to 2004, resulting from the positive impact of higher interest rates on our investments in interest-bearing marketable debt securities, (ii) a gain realized upon the redemption of certain of our non-marketable securities during 2005, and (iii) higher earnings on our non-marketable securities accounted for under the equity method of accounting recorded during 2005.
     Investment income increased from 2003 to 2004 primarily as a result of an increase in gains realized on sales of marketable securities and an increase in gains realized upon redemption of non-marketable securities during 2004. This increase was partially offset by a decrease in interest income resulting from lower average cash and marketable securities balances in 2004 compared to 2003 and from lower average yields on our investments driven by an overall declining interest rate environment.

Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net

	Year Ended December 31,			Increase (Decrease)
(In thousands, except percentages)	2005	2004	2003	2005 to 2004			2004 to 2003
Gains (losses) on sales of long- lived assets, impairment charges and other income (expense), net	$(46,440)	$4,629	$(1,153)	$(51,069)	N/M	(1)	$5,782	N/M	(1)

(1)	The percentage is so large that it is not meaningful.
     The amounts of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for 2005 include (1) increases to litigation reserves of approximately $27.2 million during 2005, which primarily relates to the wage and hour claims litigation in our California well servicing business discussed in Note 12 to our accompanying consolidated financial statements, and (2) losses on long-lived assets of approximately $18.8 million, which primarily consists of involuntary conversion losses recorded as a result of Hurricanes Katrina and Rita during the third quarter of 2005 totaling approximately $7.8 million and net losses recorded on sales or retirements of other long-lived assets during 2005 totaling approximately $11.1 million. The amounts for 2004 include mark-to-market gains recorded on our range cap and floor derivative instrument of approximately $2.4 million. The amounts for 2003 include the recognition of approximately $1.2 million of expense related to the settlement of amounts due to the counterparty for our range cap and floor derivative instrument (offset by mark-to-market gains on that derivative instrument of $.1 million) and a loss of approximately $.9 million resulting from the redemption of our 8.625% senior subordinated notes at prices higher than their carrying value on April 1, 2003, partially offset by gains on sales of long-lived assets of approximately $2.5 million.
Income tax rate

	Year Ended December 31,
	2005	2004	2003
Effective income tax (benefit) rate	26%	10%	(10%)
     The increase in our effective income tax rate from 2004 to 2005 and from 2003 to 2004 resulted from a higher proportion of our taxable income being generated in the U.S. during 2005 compared to 2004 and during 2004 compared to 2003. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Our effective tax rate for 2004 was also positively impacted by the release of certain tax reserves, which were determined to no longer be necessary, resulting in a reduction in deferred income tax expense (non-cash) totaling approximately $16.0 million ($.10 per diluted share).
     Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our financial position, income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.
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
     We expect our effective tax rate during 2006 to be in the 27%-30% range because we expect a higher proportion of our income to be generated in the U.S. We are subject to income taxes in both the United States and numerous foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the years ended December 31, 2005 and 2004.
     Operating Activities Net cash provided by operating activities totaled $1.0 billion during 2005 compared to net cash provided by operating activities of $563.2 million during 2004. During 2005 and 2004, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital (primarily accounts receivable) and other balance sheet accounts.
     Investing Activities Net cash used for investing activities totaled $958.2 million during 2005 compared to net cash used for investing activities of $549.1 million during 2004. During 2005 and 2004 cash was primarily used for capital expenditures. See a discussion of our expanded capital program discussed under Future Cash Requirements below.
     Financing Activities Net cash provided by financing activities totaled $102.6 million during 2005 compared to net cash used for financing activities of $221.2 million during 2004. During 2005 cash was provided by our receipt of proceeds totaling $194.5 million from the exercise of options to acquire our common shares by our employees and was used for the repurchase of our common shares in the open market totaling $99.5 million. During 2004 cash was used for the reduction of long-term debt of $302.4 million (including the payment upon maturity of our 6.8% senior notes in April 2004 totaling $295.3 million) and was provided by our receipt of proceeds totaling $71.2 million from the exercise of options to acquire our common shares by our employees.
Future Cash Requirements
     As of December 31, 2005, we had long-term debt, including current maturities, of $2.0 billion and cash and cash equivalents and investments of $1.6 billion.
     On February 6, 2006, we redeemed 93% of our zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million. Because this portion of our zero coupon convertible senior debentures were redeemed on February 6, 2006, the outstanding principal amount of the redeemed debentures of $767.9 million was included in current liabilities in our balance sheet as of December 31, 2005. We treat the repurchase price, including accrued original issue discount, on such debentures as a financing activity for purposes of reporting cash flows in our consolidated statements of cash flows.
     Additionally, our $700 million zero coupon senior exchangeable notes provide that upon an exchange of these notes, we will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the note indenture. The notes cannot be exchanged until the price for our shares exceeds approximately $84 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, or in various other circumstances as described in the note indenture. If these notes are exchanged, we would be required to pay the principle amount of the notes, or $700 million, in cash. See a detailed discussion of the terms of these notes included in Note 7 to our accompanying consolidated financial statements in Part II, Item 8.
     As of December 31, 2005, we had outstanding purchase commitments of approximately $704.3 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $1.5 – 1.6 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of drilling and well-servicing rigs that we own and operate and will consist primarily of land drilling and well-servicing rigs. The increase in capital expenditures is expected across a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian, and International operations.
     We have historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of our common shares. Future acquisitions may be paid for using existing cash or issuance of debt or Nabors’ shares. Such capital expenditures and acquisitions will depend on our view of market conditions and other factors.
     See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included under Off-Balance Sheet Arrangements (Including Guarantees) below.
     The following table summarizes our contractual cash obligations as of December 31, 2005:

	Payments Due by Period
(In thousands)	Total	< 1 Year		1-3 Years		3-5 Years	Thereafter

Contractual cash obligations:
Long-term debt:
Principal	$2,034,347	$769,790	(1)	$700,000	(2)	$225,000	$339,557
Interest	137,688	25,750		51,501		36,418	24,019
Operating leases (3)	26,023	10,540		11,023		3,670	790
Purchase commitments (4)	704,299	698,223		6,076		—	—
Employment contracts (3)	6,693	2,422		4,152		119	—
Pension funding obligations (5)	1,301	1,301		—		—	—

Total contractual cash obligations	$2,910,351	$1,508,026		$772,752		$265,207	$364,366

(1)	Represents the portion of our $1.2 billion zero coupon convertible senior debentures that were put to us on February 6, 2006. The principal amount of these debentures of $767.9 million was classified in current liabilities as of December 31, 2005.

(2)	Represents our $700 million zero coupon senior exchangeable notes, which can be put to us on June 15, 2008 and can be exchanged for cash in certain circumstances including when the price of our shares exceeds approximately $84 for the required period of time.

(3)	See Note 12 to our accompanying consolidated financial statements.

(4)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

(5)	See Note 10 to our accompanying consolidated financial statements.
     During 2002 our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we are authorized to purchase up to $400 million of our common shares. Through December 31, 2005, approximately $102 million of our common shares had been repurchased under this program, which includes 1.8 million of our common shares repurchased and retired for $99.5 million during 2005. Additionally, during February and March 2006 we repurchased and retired 3.2 million of our common shares in the open market for $222.3 million.
Financial Condition and Sources of Liquidity
     Our primary sources of liquidity are cash and cash equivalents, marketable and non-marketable securities and cash generated from operations. As of December 31, 2005, we had cash and cash equivalents and investments of $1.6 billion (including $222.8 million of long-term investments) and working capital of $1.3 billion. This compares to cash and cash equivalents and investments of $1.4 billion (including $71.0 million of long-term investments) and working capital of $821.1 million as of December 31, 2004.
     Our funded debt to capital ratio was 0.35:1 as of December 31, 2005 and 0.41:1 as of December 31, 2004. Our net funded debt to capital ratio was 0.9:1 as of December 31, 2005 and 0.17:1 as of December 31, 2004. On February 6, 2006, we redeemed 93% of our zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million. If this redemption had occurred on December 31, 2005, our funded debt of capital ratio would have been 0.25:1 and our net funded debt to capital ratio would have remained unchanged at 0.9:1. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable and non-marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Non-marketable securities consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Our interest coverage ratio was 28.0:1 as of December 31, 2005, compared to 14.1:1 as of December 31, 2004. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.
     We have three letter of credit facilities with various banks as of December 31, 2005. Availability and borrowings under our credit facilities as of December 31, 2005 are as follows:

(In thousands)
Credit available	$125,113
Letters of credit outstanding	(85,248)

Remaining availability	$39,865

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
     Our current cash and cash equivalents, investments in marketable and non-marketable securities and projected cash flows generated from current operations are expected to more than adequately finance our purchase commitments, our debt service requirements (including the portion of our $1.2 billion zero coupon convertible senior debentures that were put to us on February 6, 2006), any repurchases of our common shares in the open market (including those common shares repurchased in February and March 2006), and all other expected cash requirements for the next twelve months. However, as discussed under Future Cash Requirements above, our $700 million zero coupon senior exchangeable notes can be exchanged when the price for our shares exceeds approximately $84 for the required period of time, resulting in our payment of the principle amount of the notes, or $700 million, in cash.
     On February 24, 2006, the market price for our shares closed at $67.64. If the market price threshold of $84 were exceeded and the notes were exchanged, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Nabors’ management believes that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes on the open market, however there can be no assurance that the holders would not exchange the notes. Further, management believes that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Moody’s Investor Service and Standard & Poor’s, which are currently “A3” and “A-”, respectively, and our historical ability to access those markets as needed.
     See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 7A. Quantitative and Qualitative Disclosures About Market Risk below.
OFF-BALANCE SHEET ARRANGEMENTS (INCLUDING GUARANTEES)
     We are a party to certain transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements involve agreements and obligations in which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. We have also guaranteed payment of contingent consideration in conjunction with a minor acquisition completed during the first quarter of 2005, which is based on future operating results of that business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.
     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
(In thousands)	2006	2007	2008	Thereafter	Total
Financial standby letters of credit and other financial surety instruments	$87,677	$120	$1,184	$125	$89,106
Contingent consideration in acquisition	—	850	850	2,550	4,250

Total	$87,677	$970	$2,034	$2,675	$93,356

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
     As of December 31, 2005, the net assets of Sea Mar totaled approximately $151 million. During 2005 Sea Mar had income before income taxes totaling $17 million.
Recent Accounting Pronouncements
     As discussed under Stock-Based Compensation in Note 2 to our accompanying consolidated financial statements, we currently account for stock-based compensation as prescribed by Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and because we grant options at prices equal to the market price of our shares on the date of the grant, we do not record compensation expense related to these grants in our consolidated statements of income. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment,” which will eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. The statement will be effective for stock options granted, modified, or settled in cash in annual periods beginning after June 15, 2005 (2006 for Nabors). Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the statement, compensation cost will be measured and recorded in our consolidated statements of income based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” presented in Note 2 to our accompanying consolidated financial statements. The statement may have a material adverse effect on our results of operations during the periods of adoption and annual and interim periods thereafter. The impact that the adoption of this statement in its current form on January 1, 2005, 2004 or 2003 would have had on our net income and basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 is presented in the table included in Note 2 to our accompanying consolidated financial statements.
Related Party Transactions
     Pursuant to his employment agreement entered into in October 1996, we provided an unsecured, non-interest bearing loan of approximately $2.9 million to Nabors’ Deputy Chairman, President and Chief Operating Officer. This loan is due on September 30, 2006.

     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $13.5 million related to these policies. The cash surrender value of these policies of approximately $10.1 million and $11.8 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2005 and 2004, respectively.
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
     In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our Alaskan and Saudi Arabian unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $82.3 million, $63.2 million and $51.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Expenses from business transactions with these affiliated entities totaled $4.0 million, $3.3 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, we had accounts receivable from these affiliated entities of $33.1 million and $20.7 million as of December 31, 2005 and 2004, respectively. We had accounts payable to these affiliated entities of $2.2 million and $3.6 million as of December 31, 2005 and 2004, respectively, and a long-term payable with one of these affiliated entities of $5.8 million and $4.1 million as of December 31, 2005 and 2004, respectively, which is included in other long-term liabilities.
     Additionally, we own certain marine vessels that are chartered under a bareboat charter arrangement to Sea Mar Management LLC, an entity in which we own a 25% interest. Under the requirements of FASB Interpretation No. 46R this entity was consolidated by Nabors beginning in 2004. Revenues from business transactions with Sea Mar totaled $29.5 million and expenses from business transactions with Sea Mar totaled $47.9 million for the year ended December 31, 2003.
Critical Accounting Estimates
     The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates. Management considers an accounting estimate to be critical if:
•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidation financial position or results of operations.
     For a summary of all of our significant accounting policies, see Note 2 to the accompanying consolidated financial statements.
     Depreciation of Property, Plant and Equipment The drilling, workover and well-servicing industries are very capital intensive. Property, plant and equipment represented 54% of our total assets as of December 31, 2005, and depreciation constituted 11% of our total costs and other deductions for the year ended December 31, 2005.
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

     Depreciation on our buildings, well-servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings — 10 to 30 years; well-servicing rigs — 3 to 15 years; marine transportation and supply vessels — 10 to 25 years; oilfield hauling and mobile equipment and other machinery and equipment — 3 to 10 years).
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
     There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors that indicate that these lives do not continue to be appropriate. Accordingly, for the years ended December 31, 2005, 2004 and 2003, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.
     Impairment of Long-Lived Assets As discussed above, the drilling, workover and well-servicing industries are very capital intensive, which is evident in the fact that our property, plant and equipment represented 54% of our total assets as of December 31, 2005. Other long-lived assets subject to impairment consist primarily of goodwill, which represented 5% of our total assets as of December 31, 2005. We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In addition, we review goodwill and intangible assets with indefinite lives for impairment annually, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” An impairment loss is recorded in the period in which it is determined that the carrying amount of the long-lived asset is not recoverable. Such determination requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review in order to determine the future cash flows associated with the asset or, in the case of goodwill, our reporting units. These long-term forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions, technological advances in the industry, and changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could require a provision for impairment in a future period. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment and an impairment of these assets could result in a material charge on our consolidated statements of income, management believes that accounting estimates related to impairment of long-lived assets are critical.
     Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For the years ended December 31, 2005, 2004 and 2003, no significant changes have been made to the methodology utilized to determine future cash flows.
     Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.
     Income Taxes Deferred taxes represent a substantial liability for Nabors. For financial reporting purposes, management determines our current tax liability as well as those taxes incurred as a result of current operations yet deferred until future periods. In accordance with the liability method of accounting for income taxes as specified in SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable taxes represent the liability related to our income tax return for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on our consolidated balance sheets. The changes in deferred tax assets or liabilities are determined based upon changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that management estimates will be in effect when these differences reverse. In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management has considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These judgments and estimates are made for each tax jurisdiction in which we operate as the calculation of deferred taxes is completed at that level. Further, under U.S. federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to Nabors and our subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, although we believe substantial loss carryforwards are available to us, no assurance can be given concerning the realization of such loss carryforwards, or whether or not such loss carryforwards will be available in the future. These loss carryforwards are also considered in our calculation of taxes for each jurisdiction in which we operate. Additionally, we record reserves for uncertain tax positions which are subject to a significant level of management judgment related to the ultimate resolution of those tax positions. Accordingly, management believes that the estimate related to the provision for income taxes is critical to our results of operations.
     We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our financial position, income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.
     For the years ended December 31, 2005, 2004 and 2003, management made no material changes in its assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect management’s estimates and assumptions regarding the deferred portion of our income tax provision, including estimates of future tax rates applicable to the reversal of tax differences, the classification of timing differences as temporary or permanent, reserves recorded for uncertain tax positions, and any valuation allowance recorded as a reduction to our deferred tax assets. Management’s assumptions related to the preparation of our income tax provision have historically proved to be reasonable in light of the ultimate amount tax liability due in all taxing jurisdictions.
     For the year ended December 31, 2005, our provision for income taxes was $225 million, consisting of $30 million of current tax expense and $195 million of deferred tax expense. Changes in management’s estimates and assumptions regarding the tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A 1% change in the effective tax rate from 26% to 27% would increase the current year income tax provision by approximately $8.7 million.
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
     Based on the risks discussed above, it is necessary for us to estimate the level of our liability related to insurance and record reserves for these amounts in our consolidated financial statements. Reserves related to insurance are based on the facts and circumstances specific to the insurance claims and our past experience with similar claims. The actual outcome of insured claims could differ significantly from estimated amounts. We maintain actuarially-determined accruals in our consolidated balance sheets to cover self-insurance retentions for workers’ compensation, employers’ liability, general liability and automobile liability claims. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid.

     As the determination of our liability for insurance claims is subject to significant management judgment and in certain instances is based on actuarially estimated and calculated amounts, and such liabilities could be material in nature, management believes that accounting estimates related to insurance reserves are critical.
     For the years ended December 31, 2005, 2004 and 2003, no significant changes have been made to the methodology utilized to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2005 reserves for insurance were adjusted (increased or decreased) by 10%, total costs and other deductions would have changed by $11.7 million, or .4%.
     Fair Value of Assets Acquired and Liabilities Assumed We have completed a number of acquisitions in recent years as discussed in Note 3 to our accompanying consolidated financial statements. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed in the various business combinations, which involved the use of various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations or technology could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our consolidated statements of income. As the determination of the fair value of assets acquired and liabilities assumed is subject to significant management judgment and a change in purchase price allocations could result in a material difference in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of assets acquired and liabilities assumed are critical.
     The determination of the fair value of assets and liabilities are based on the market for the assets and the settlement value of the liabilities. These estimates are made by management based on our experience with similar assets and liabilities. For the years ended December 31, 2005, 2004 and 2003, no significant changes have been made to the methodology utilized to value assets acquired or liabilities assumed. As we have not recorded any significant impairment charges on property, plant and equipment or goodwill in any of the years ended December 31, 2005, 2004 and 2003, our estimates of the fair values of assets acquired and liabilities assumed have proved to be reliable.
     Given the nature of the evaluation of the fair value of assets acquired and liabilities assumed and the application to specific assets and liabilities, it is not possible to reasonably quantify the impact of changes in these assumptions.
     Stock-Based Compensation We have typically compensated our executives and employees through the awarding of stock options. Based on the requirements of SFAS 123(R), which we adopted on January 1, 2006, we have begun to account for stock option awards in the first quarter of 2006 using a fair-value based method, resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. Additionally, under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” we are currently required to disclose the effect on our net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to the periods presented in our consolidated statements of income; or the years ended December 31, 2005, 2004 and 2003. This tabular disclosure is included in Note 2 to our accompanying consolidated financial statements. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. As the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements beginning in the first quarter of 2006 and in our disclosure presented in the footnotes to our accompanying consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, management believes that accounting estimates related to the valuation of stock options are critical.
     The assumptions used to estimate the fair market value of our stock options are based on historical and expected performance of our common shares in the open market, expectations with regard to the pattern with which our employees will exercise their options and the likelihood that dividends will be paid to holders of our common shares. For the years ended December 31, 2005, 2004 and 2003, no significant changes have been made to the methodology utilized to determine the assumptions used in these calculations.

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
     At various times, we utilize local currency borrowings (foreign currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% decrease in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2005 would result in a $19.7 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.
     Credit Risk Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and marketable and non-marketable securities, accounts receivable and our range cap and floor derivative instrument. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our investments in marketable and non-marketable securities are managed within established guidelines which limit the amounts that may be invested with any one issuer and which provide guidance as to issuer credit quality. We believe that the credit risk in such instruments is minimal. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers and we generally do not require material collateral. However, we do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to provision of services to those customers. We maintain reserves for potential credit losses, and such losses have been within management’s expectations.
     Interest Rate, and Marketable and Non-marketable Security Price Risk Our financial instruments that are potentially sensitive to changes in interest rates include our $1.2 billion zero coupon convertible senior debentures (93% of which were put to us on February 6, 2006), our $700 million zero coupon senior exchangeable notes, our 4.875% and 5.375% senior notes, our range cap and floor derivative instrument, our investments in debt securities (including corporate, asset-backed, U.S. Government, Government agencies, foreign government, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages), which are classified as non-marketable securities.
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
     Our $700 million zero coupon senior exchangeable notes include a contingent interest provision, discussed under Liquidity and Capital Resources above, which qualifies as an embedded derivative under SFAS 133, as amended by SFAS 149. This embedded derivative is required to be separated from the notes and valued at its fair value at the inception of the note indenture. Any subsequent change in fair value of this embedded derivative would be recorded in our consolidated statements of income. The fair value of the contingent interest provision at inception of the note indenture was nominal. In addition, there was no significant change in the fair value of this embedded derivative through December 31, 2005, resulting in no impact on our consolidated statements of income for the year ended December 31, 2005.

     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 149. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment under SFAS 133, as amended by SFAS 149, and any change in the cumulative fair value of this transaction is reflected as a gain or loss in our consolidated statements of income. In June 2004 we unwound $100 million of the $200 million range cap and floor derivative instrument. During the fourth quarter of 2005, we unwound the interest rate swap resulting in a loss of $2.7 million, which has been deferred and will be recognized as an increase to interest expense over the remaining life of our 5.375% senior notes due 2012.
     During the years ended December 31, 2005, 2004 and 2003, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $2.7 million, $6.5 million and $6.8 million, respectively, which served to reduce interest expense. The fair value of our interest rate swap agreement recorded as a derivative asset and included in other long-term assets totaled approximately $4.6 million as of December 31, 2004. The carrying value of our 5.375% senior notes was increased by the same amount as of December 31, 2004.
     The fair value of our range cap and floor transaction is recorded as a derivative asset, included in other long-term assets, and totaled approximately $1.5 million and $.3 million as of December 31, 2005 and 2004, respectively, and is recorded as a derivative liability, included in other long-term liabilities, and totaled approximately $3.7 million as of December 31, 2003. We recorded gains of approximately $1.1 million and $2.4 million for the years ended December 31, 2005 and 2004, and losses of approximately $1.1 million for the year ended December 31, 2003, related to this derivative instrument; such amounts are included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income.
     A hypothetical 10% adverse shift in quoted interest rates as of December 31, 2005 would decrease the fair value of our range cap and floor derivative instrument by approximately $.8 million.
     Fair Value of Financial Instruments The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

	December 31,
	2005					2004
	Effective					Effective
(In thousands,	Interest		Carrying		Fair	Interest		Carrying		Fair
except interest rates)	Rate		Value		Value	Rate		Value		Value
4.875% senior notes due August 2009	5.00%		$224,030		$224,730	5.00%		$223,764		$232,058
5.375% senior notes due August 2012	4.52%	(1)	270,844	(2)	278,285	3.09%	(1)	277,922	(2)	292,454	(2)
$700 million zero coupon senior exchangeable notes due June 2023	0%		700,000		826,700	0%		700,000		668,581
$1.2 billion zero coupon convertible senior debentures due February 2021	2.5%	(3)	824,789		822,497	2.5%	(3)	804,550		797,233

			$2,019,663		$2,152,212			$2,006,236		$1,990,326

(1)	Includes the effect of interest savings realized from the interest rate swap executed on October 21, 2002.

(2)	Includes $2.7 million as of December 31, 2005 related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005 and $4.6 million as of December 31, 2004 related to the fair value of the interest rate swap.

(3)	Represents the rate at which accretion of the original discount at issuance of these debentures is charged to interest expense.
     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash and cash equivalents and investments in marketable and non-marketable debt and equity securities are included in the table below.

	December 31,
	2005			2004
			Weighted			Weighted
			Average			Average
(In thousands,			Life			Life
except interest rates)	Fair Value	Interest Rates	(Years)	Fair Value	Interest Rates	(Years)
Cash and cash equivalents	$565,001	2.87%-4.44%	.1	$384,709	.88%-2.56%	.1
Available-for-sale marketable equity securities	99,216	N/A	N/A	40,723	N/A	N/A
Marketable debt securities:
Commercial paper and CDs	269,053	3.91%-4.74%	.3	6,970	2.30%	.2
Corporate debt securities	276,755	1.58%-4.91%	.9	384,569	2.12%-8.85%	.5
Government agencies debt securities	47,139	1.25%-4.19%	.5	97,515	2.13%-3.88%	.3
Mortgage-CMO debt securities	5,081	3.89%-5.00%	1.2	26,326	2.67%-5.00%	.6
Asset-backed debt securities	161,280	1.68%-4.62%	.9	311,701	1.41%-6.53%	1.0
Non-marketable securities	235,641	N/A	N/A	159,165	N/A	N/A

	$1,659,166			$1,411,678

     Our investments in marketable debt securities listed in the above table and a portion of our investment in non-marketable securities are sensitive to changes in interest rates. Additionally, our investment portfolio of marketable debt and equity securities, which are carried at fair value, expose us to price risk. A hypothetical 10% decrease in the market prices for all marketable securities as of December 31, 2005 would decrease the fair value of our available-for-sale securities by $85.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein which expresses an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm
Nabors Industries Ltd. and Subsidiaries
To the Shareholders and Board of Directors of Nabors Industries Ltd:
We have completed integrated audits of Nabors Industries Ltd.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders’ equity present fairly, in all material respects, the financial position of Nabors Industries Ltd. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company changed the balance sheet classification of certain of its investment securities.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control- Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 16, 2006

CONSOLIDATED BALANCE SHEETS
Nabors Industries Ltd. and Subsidiaries

	December 31,
(In thousands, except per share amounts)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$565,001	$384,709
Short-term investments	858,524	955,304
Accounts receivable, net	822,104	540,103
Inventory	51,292	28,653
Deferred income taxes	199,196	39,599
Other current assets	121,191	72,068

Total current assets	2,617,308	2,020,436

Long-term investments	222,802	71,034
Property, plant and equipment, net	3,886,924	3,275,495
Goodwill, net	341,939	327,225
Other long-term assets	161,434	168,419

Total assets	$7,230,407	$5,862,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$767,912	$804,550
Trade accounts payable	336,589	211,600
Accrued liabilities	224,336	171,234
Income taxes payable	23,619	11,932

Total current liabilities	1,352,456	1,199,316

Long-term debt	1,251,751	1,201,686
Other long-term liabilities	151,415	146,337
Deferred income taxes	716,645	385,877

Total liabilities	3,472,267	2,933,216

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 400,000; issued and outstanding 157,697 and 149,861, respectively	158	150
Capital in excess of par value	1,591,125	1,358,374
Unearned compensation	(15,649)	—
Accumulated other comprehensive income	192,980	148,229
Retained earnings	1,989,526	1,422,640

Total shareholders’ equity	3,758,140	2,929,393

Total liabilities and shareholders’ equity	$7,230,407	$5,862,609

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Nabors Industries Ltd. and Subsidiaries

	Year Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003
Revenues and other income:
Operating revenues	$3,459,908	$2,394,031	$1,880,003
Earnings from unconsolidated affiliates	5,671	4,057	10,183
Investment income	85,430	50,064	33,813

Total revenues and other income	3,551,009	2,448,152	1,923,999

Costs and other deductions:
Direct costs	1,997,267	1,572,649	1,276,953
General and administrative expenses	249,973	195,388	165,403
Depreciation and amortization	291,638	254,939	226,528
Depletion	46,894	45,460	8,599
Interest expense	44,847	48,507	70,740
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	46,440	(4,629)	1,153

Total costs and other deductions	2,677,059	2,112,314	1,749,376

Income before income taxes	873,950	335,838	174,623

Income tax expense (benefit):
Current	30,517	20,867	8,494
Deferred	194,738	12,514	(26,099)

Total income tax expense (benefit)	225,255	33,381	(17,605)

Net income	$648,695	$302,457	$192,228

Earnings per share:
Basic	$4.16	$2.03	$1.31
Diluted	$4.00	$1.92	$1.25

Weighted average number of common shares outstanding:
Basic	156,067	148,936	146,495
Diluted	162,189	164,030	156,897
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nabors Industries Ltd. and Subsidiaries

	Year Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003
Cash flows from operating activities:
Net income	$648,695	$302,457	$192,228
Adjustments to net income:
Depreciation and amortization	291,638	254,939	226,528
Depletion	46,894	45,460	8,599
Deferred income tax expense (benefit)	194,738	12,514	(26,099)
Deferred financing costs amortization	4,880	5,058	5,464
Pension liability amortization	401	856	—
Discount amortization on long-term debt	20,729	20,244	25,521
Amortization of loss on hedges	218	151	150
Losses (gains) on long-lived assets, net	19,465	874	(2,476)
Gains on investments, net	(40,197)	(20,638)	(6,145)
(Gains) losses on derivative instruments	(1,076)	(2,363)	1,140
Amortization of unearned compensation	4,819	—	—
Sales of marketable securities, trading	—	—	4,484
Foreign currency transaction losses (gains)	465	(755)	(830)
Loss on early extinguishment of debt	—	—	908
Equity in earnings of unconsolidated affiliates, net of dividends	(2,600)	(2,057)	(919)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(271,969)	(129,684)	(30,660)
Inventory	(21,704)	(4,905)	(5,695)
Other current assets	(6,808)	9,792	(61)
Other long-term assets	811	9,001	(9,435)
Trade accounts payable and accrued liabilities	121,850	84,646	22,586
Income taxes payable	8,262	(7,503)	1,454
Other long-term liabilities	9,989	(14,889)	(11,004)

Net cash provided by operating activities	1,029,500	563,198	395,738

Cash flows from investing activities:
Purchases of investments	(745,743)	(919,936)	(1,476,547)
Sales and maturities of investments	749,562	908,609	1,411,144
Cash paid for acquisitions of businesses, net	(46,201)	—	—
Deposits on acquisitions closed subsequent to year-end	(36,005)	—	—
Capital expenditures	(907,316)	(544,429)	(353,138)
Proceeds from sales of assets and insurance claims	27,463	6,879	10,476
Investments in affiliate	—	(200)	(175)

Net cash used for investing activities	(958,240)	(549,077)	(408,240)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	10,813	9,865	(778)
(Increase) decrease in restricted cash	(8)	109	1,925
Proceeds from long-term debt	—	—	700,000
Reduction in long-term debt	(424)	(302,411)	(544,479)
Debt issuance costs	—	—	(11,525)
Proceeds from issuance of common shares	194,464	71,248	26,341
Repurchase of common shares	(99,483)	—	—
Termination payment for interest rate swap	(2,736)	—	—

Net cash provided by (used for) financing activities	102,626	(221,189)	171,484

Effect of exchange rate changes on cash and cash equivalents	6,406	12,040	6,704

Net increase (decrease) in cash and cash equivalents	180,292	(195,028)	165,686
Cash and cash equivalents, beginning of period	384,709	579,737	414,051

Cash and cash equivalents, end of period	$565,001	$384,709	$579,737

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
Nabors Industries Ltd. and Subsidiaries

				Accumulated Other Comprehensive Income (Loss)
				Unrealized
	Common			Gains	Minimum	Unrealized
	Shares		Capital in	(Losses) on	Pension	Loss on	Cumulative		Total
		Par	Excess of	Marketable	Liability	Cash Flow	Translation	Retained	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Hedges	Adjustment	Earnings	Equity

Balances, December 31, 2002	144,965	$145	$1,233,598	$5,646	$(2,205)	$(1,444)	$(5,240)	$927,955	$2,158,455

Comprehensive income (loss):
Net income								192,228	192,228
Translation adjustment							103,963		103,963
Unrealized gains on marketable securities, net of income taxes of $867				1,476					1,476
Less:
reclassification adjustment for gains included in net income, net of income taxes of $1,264				(2,153)					(2,153)
Minimum pension liability adjustment, net of income taxes of $358					(610)				(610)
Amortization of loss on cash flow hedges						150			150

Total comprehensive income (loss)	—	—	—	(677)	(610)	150	103,963	192,228	295,054

Issuance of common shares for stock options exercised	1,234	2	20,339						20,341
Issuance of common shares in connection with the New Prospect warrants exercised	200		6,000						6,000
Issuance of common shares in connection with the Enserco warrants exercised	49								—
Nabors Exchangeco shares exchanged	208								—
Tax effect of stock option deductions			10,425						10,425

Subtotal	1,691	2	36,764	—	—	—	—	—	36,766

Balances, December 31, 2003	146,656	$147	$1,270,362	$4,969	$(2,815)	$(1,294)	$98,723	$1,120,183	$2,490,275

The accompanying notes are an integral part of these consolidated financial statements.

				Accumulated Other Comprehensive Income (Loss)
				Unrealized
	Common			Gains	Minimum	Unrealized
	Shares		Capital in	(Losses) on	Pension	Loss on	Cumulative		Total
		Par	Excess of	Marketable	Liability	Cash Flow	Translation	Retained	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Hedges	Adjustment	Earnings	Equity

Balances, December 31, 2003	146,656	$147	$1,270,362	$4,969	$(2,815)	$(1,294)	$98,723	$1,120,183	$2,490,275

Comprehensive income (loss):
Net income								302,457	302,457
Translation adjustment							52,797		52,797
Unrealized gains on marketable securities, net of income tax benefit of $1,138				8,395					8,395
Less:
reclassification adjustment for gains included in net income, net of income taxes of $850				(13,093)					(13,093)
Pension liability amortization, net of income taxes of $233					396				396
Amortization of loss on cash flow hedges						151			151

Total comprehensive income (loss)	—	—	—	(4,698)	396	151	52,797	302,457	351,103

Issuance of common shares for stock options exercised	3,045	3	71,245						71,248
Nabors Exchangeco shares exchanged	160								—
Tax effect of stock option deductions			16,767						16,767

Subtotal	3,205	3	88,012						88,015

Balances, December 31, 2004	149,861	$150	$1,358,374	$271	$(2,419)	$(1,143)	$151,520	$1,422,640	$2,929,393

The accompanying notes are an integral part of these consolidated financial statements.

					Accumulated Other Comprehensive Income (Loss)
					Unrealized
	Common				Gains	Minimum	Unrealized
	Shares		Capital in		(Losses) on	Pension	Loss on	Cumulative		Total
		Par	Excess of	Unearned	Marketable	Liability	Cash Flow	Translation	Retained	Shareholders’
(In thousands)	Shares	Value	Par Value	Compensation	Securities	Adjustment	Hedges	Adjustment	Earnings	Equity

Balances, December 31, 2004	149,861	$150	$1,358,374	$—	$271	$(2,419)	$(1,143)	$151,520	$1,422,640	$2,929,393

Comprehensive income (loss):
Net income									648,695	648,695
Translation adjustment								26,589		26,589
Unrealized gains on marketable securities, net of income taxes of $812					34,987					34,987
Less:
reclassification adjustment for gains included in net income, net of income taxes of $131					(16,393)					(16,393)
Pension liability amortization, net of income taxes of $148						253				253
Minimum pension liability adjustment, net of income taxes of $615						(836)				(836)
Amortization of loss on cash flow hedges							151			151

Total comprehensive income (loss)	—	—	—	—	18,594	(583)	151	26,589	648,695	693,446

Issuance of common shares for stock options exercised	9,198	9	194,455							194,464
Nabors Exchangeco shares exchanged	110									—
Repurchase of common shares	(1,789)	(1)	(17,673)						(81,809)	(99,483)
Tax effect of stock option deductions			35,501							35,501
Restricted shares issued	327		21,163	(21,163)						—
Forfeitures of restricted shares	(10)		(695)	695						—
Amortization of unearned compensation				4,819						4,819

Subtotal	7,836	8	232,751	(15,649)	—	—	—	—	(81,809)	135,301

Balances, December 31, 2005	157,697	$158	$1,591,125	$(15,649)	$18,865	$(3,002)	$(992)	$178,109	$1,989,526	$3,758,140

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
          Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $71.2 million and $67.1 million as of December 31, 2005 and 2004, respectively, and are included in other long-term assets in our consolidated balance sheets. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments in our consolidated balance sheets.
Cash and Cash Equivalents
          Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less.
Investments
          Marketable securities consist of equity securities, certificates of deposit, corporate debt securities, U.S. Government debt securities, Government agencies debt securities, foreign government debt securities, mortgage-

backed debt securities and asset-backed debt securities. Securities classified as available-for-sale or trading are stated at fair value. Unrealized holding gains and temporary losses for available-for-sale securities are excluded from earnings and, until realized, are reported net of taxes in a separate component of shareholders’ equity. Other than temporary losses are included in earnings. Unrealized and realized gains and losses on securities classified as trading are reported in earnings currently.
          In computing realized gains and losses on the sale of equity securities, the specific identification method is used. In accordance with this method, the cost of the equity securities sold is determined using the specific cost of the security when originally purchased.
          We are also invested in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. We account for certain of these funds under the equity method of accounting based on our percentage ownership interest and recognize gain or losses, as investment income, on a quarterly basis based on changes in the net asset value of our investment. We carry the remaining funds at cost and only realize gains or losses, as investment income, when distributions are made from the funds.
          As of September 30, 2005, we changed our classification of certain available-for-sale marketable debt securities with maturities beyond one year to account for these securities as current assets in our consolidated balance sheets. Such amounts approximated $150.1 million as of December 31, 2005. We believe classifying these marketable debt securities as current assets is preferable based upon the highly liquid nature of these securities and because such securities represent the investment of cash that is available for current operations. These securities were previously classified in our consolidated balance sheets as long-term investments based solely on stated maturity. Amounts presented in our consolidated balance sheet as of December 31, 2004 of $439.5 million have also been reclassified to conform with the current year presentation. This change has no impact to our consolidated statements of income.
Inventory
          Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method and includes the cost of materials, labor and manufacturing overhead.
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
          Depreciation on our buildings, well-servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings — 10 to 30 years; well-servicing rigs — 3 to 15 years; marine transportation and supply vessels — 10 to 25 years; oilfield hauling and mobile equipment and other machinery and equipment — 3 to 10 years). Amortization of capitalized leases is included in depreciation and amortization expense. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our results of operations.
          We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. Provisions for asset impairment are charged to income when the sum of estimated future cash flows, on an undiscounted basis, is less than the asset’s net book value. Impairment charges are recorded using discounted cash flows which requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. There were no impairment charges related to assets held for use recorded by Nabors in 2005, 2004 or 2003. Damage incurred to certain of our rigs during Hurricanes Katrina and Rita in the third quarter of 2005 resulted in a reduction in the carrying value of certain of our assets of approximately $13.1 million. This reduction in carrying value of our assets was partially offset by an amount of proceeds expected to be received from insurance, which is recorded as an insurance receivable and included in other current assets in our consolidated balance sheets as of December 31, 2005. The net involuntary conversion loss recognized during 2005 resulting from these hurricanes totaling $7.8 million is included in losses (gains) on long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income.
Oil and Gas Properties
          We follow the successful efforts method of accounting for our oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in that period. Estimated fair value includes the estimated present value of all reasonably expected future production, prices, and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until the projects are substantially complete and ready for their intended use if the projects are evaluated as successful. Other exploratory costs are expensed as incurred. Our provision for depletion is based on the capitalized costs as determined above and is determined on a property-by-property basis using the units-of-production method, with costs being amortized over proved developed reserves.

Goodwill
          Goodwill represents the cost in excess of fair value of the net assets of companies acquired. The change in the carrying amount of goodwill for our various Contract Drilling segments and our Other Operating Segments for the years ended December 31, 2005 and 2004 is as follows:

		Acquisitions			Balance
	Balance as of	and Purchase	Cumulative		as of
	December 31,	Price	Translation	Reclassifications	December 31,
(In thousands)	2003	Adjustments	Adjustment	and Other	2004
Contract Drilling:
U.S. Lower 48 Land Drilling	$29,976	$—	$—	$—	$29,976
U.S. Land Well-servicing	43,741	—	—	—	43,741
U.S. Offshore	18,003	—	—	—	18,003
Alaska	19,995	—	—	—	19,995
Canada	138,567	—	10,930	—	149,497
International	16,325	—	—	2,658	18,983

Subtotal Contract Drilling	266,607	—	10,930	2,658	280,195
Other Operating Segments	49,020	—	226	(2,216)	47,030

Total	$315,627	$—	$11,156	$442	$327,225

		Acquisitions and			Balance
	Balance as of	Purchase	Cumulative		as of
	December 31,	Price	Translation	Reclassifications	December 31,
(In thousands)	2004	Adjustments	Adjustment	and Other	2005
Contract Drilling:
U.S. Lower 48 Land Drilling	$29,976	$178	$—	$—	$30,154
U.S. Land Well-servicing	43,741	7,045	—	—	50,786
U.S. Offshore	18,003	—	—	—	18,003
Alaska	19,995	—	—	—	19,995
Canada	149,497	—	5,055	—	154,552
International	18,983	—	—	—	18,983

Subtotal Contract Drilling	280,195	7,223	5,055	—	292,473
Other Operating Segments	47,030	2,331	105	—	49,466

Total	$327,225	$9,554	$5,160	$—	$341,939

          Our Oil and Gas segment does not have any goodwill. Goodwill totaling approximately $5.8 million is expected to be deductible for tax purposes.
Derivative Financial Instruments
          We record derivative financial instruments (including certain derivative instruments embedded in other contracts) in our consolidated balance sheets at fair value as either assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Accounting for derivatives qualifying as fair value hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of income. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings. Any change in fair value of derivative financial instruments that are speculative in nature and do not qualify for hedge accounting treatment is also recognized immediately in earnings. Proceeds received upon termination of derivative financial instruments qualifying as fair value hedges are deferred and amortized into income over the remaining life of the hedged item using the effective interest rate method.
Litigation and Insurance Reserves
     We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially-determined accruals in our consolidated balance sheets to cover self-insurance retentions (Note 12). We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates.
Revenue Recognition
     We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump-sum payments for the mobilization of rigs and other drilling equipment. Deferred fees related to mobilization periods are recognized over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. We defer recognition of revenue on amounts received from customers for prepayment of services until those services are provided.
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
     For U.S. and other foreign jurisdiction income tax purposes, we have net operating and other loss carryforwards that we are required to assess annually for potential valuation allowances. We consider the sufficiency of existing temporary differences and expected future earnings levels in determining the amount, if any, of valuation allowance required against such carryforwards and against deferred tax assets.
     We do not provide for U.S. or foreign income or withholding taxes on unremitted earnings of all U.S. and certain foreign entities, as these earnings are considered permanently reinvested. Unremitted earnings, representing tax basis accumulated earnings and profits, totaled approximately $303.5 million, $289.9 million and $453.2 million as of December 31, 2005, 2004 and 2003, respectively. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings. The level of unremitted earnings as of December 31, 2004 was impacted by a reorganization of our international subsidiaries completed in the fourth quarter of 2004.
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
Foreign Currency Translation
     For certain of our foreign subsidiaries, such as those in Canada and Argentina, the local currency is the functional currency, and therefore translation gains or losses associated with foreign-denominated monetary accounts are accumulated in a separate section of shareholders’ equity. For our other international subsidiaries, the U.S. dollar is the functional currency, and therefore local currency transaction gains and losses, arising from remeasurement of payables and receivables denominated in local currency, are included in our consolidated statements of income.
Stock-Based Compensation
     We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense for stock options and restricted stock awards is measured as the excess, if any, of the quoted market price of Nabors common shares at the date of grant over the amount an employee must pay to acquire the common shares. We grant options at prices equal to the market price of our shares on the date of grant and therefore do not record compensation expense related to these grants. For restricted stock awards, we record unearned compensation in shareholders’ equity equal to the market value of the restricted shares on the date of grant with an offset to capital in excess of par value. Unearned compensation is charged to expense over the vesting period of the restricted stock awards. As the restrictions on the restricted stock awards are removed, which occurs as the restricted stock awards vest, the par value of the shares are reclassified from capital in excess of par value to common shares. For restricted stock awards that are forfeited, any compensation expense recognized in prior periods is reversed during the period of forfeiture. Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” requires companies that continue to account for stock-based compensation in accordance with APB 25 to disclose certain information using a tabular presentation. The table presented below illustrates the effect on our net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation. Under the provisions of SFAS 123, compensation cost for stock-based compensation is determined based on fair values as of the dates of grant. For stock options, fair value is estimated using an option pricing model such as the Black-Scholes option-pricing model (which we use in our calculations), and compensation cost is amortized over the applicable option vesting period.

	Year Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003
Net income, as reported	$648,695	$302,457	$192,228
Add: Stock-based compensation expense, relating to restricted stock awards, included in reported net income, net of related tax effects	3,635	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(72,281)	(22,530)	(13,565)

Pro forma net income — basic	580,049	279,927	178,663

Add: Interest expense on assumed conversion of our zero coupon senior convertible/exchangeable debentures/notes, net of tax (see Note 14)	—	12,438	3,639

Adjusted pro forma net income-diluted	$580,049	$292,365	$182,302

Earnings per share:
Basic — as reported	$4.16	$2.03	$1.31
Basic — pro forma	$3.72	$1.88	$1.22
Diluted — as reported	$4.00	$1.92	$1.25
Diluted — pro forma	$3.58	$1.78	$1.16
     The pro forma amounts above were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during 2005, 2004 and 2003, respectively: risk-free interest rates of 4.13%, 2.49% and 2.23%; volatility of 29.50%, 31.00% and 47.58%; dividend yield of 0.0% for all periods; and expected life of 3.4 years for 2005, 4.0 years for 2004 and 3.5 years for 2003.
Cash Flows
     We treat the redemption price, including accrued original issue discount, on our convertible debt instruments as a financing activity for purposes of reporting cash flows in our consolidated statements of cash flows.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:
•	depreciation and amortization of property, plant and equipment

•	impairment of long-lived assets

•	income taxes

•	litigation and insurance reserves

•	fair value of assets acquired and liabilities assumed

•	stock-based compensation
Recent Accounting Pronouncements
     As discussed under Stock-Based Compensation above, we currently account for stock-based compensation as prescribed by APB 25, and because we grant options at prices equal to the market price of our shares on the date of the grant, we do not record compensation expense related to these grants in our consolidated statements of income. On December 16, 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment,” which will eliminate our ability to account for stock-based compensation using APB 25 and instead would require us to account for stock option awards using a fair-value based method resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. The statement will be effective for stock options granted, modified, or settled in cash in annual periods beginning after June 15, 2005 (2006 for Nabors). Additionally, for stock options granted or modified after December 15, 1994 that have not vested as of the effective date of the statement, compensation cost will be measured and recorded in our consolidated statements of income based on the same estimates of fair value calculated as of the date of grant as currently disclosed within the table required by SFAS No. 148, “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” presented above. The statement may have a material adverse effect on our results of operations during the periods of adoption and annual and interim periods thereafter. The impact that the adoption of this statement in its current form on January 1, 2005, 2004 or 2003 would have had on our net income and basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 is presented in the table above.
3. CASH AND CASH EQUIVALENTS AND INVESTMENTS
     Certain information related to our cash and cash equivalents and investments in marketable securities follows:

	December 31,
	2005			2004
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
(In thousands)	Value	Gains	Losses	Value	Gains	Losses
Cash and cash equivalents	$565,001	$—	$—	$384,709	$—	$—

Available-for-sale marketable equity securities	99,216	21,912	(642)	40,723	4,508	(1,247)

Marketable debt securities:
Commercial paper and CDs	269,053	—	(24)	6,970	1	—
Corporate debt securities	276,755	—	(414)	384,569	—	(1,094)
Government agencies debt securities	47,139	—	(290)	97,515	—	(151)
Mortgage-CMO debt securities	5,081	—	(43)	26,326	—	(62)
Asset-backed debt securities	161,280	—	(89)	311,701	—	(761)

Total marketable debt securities	759,308	$—	$(860)	827,081	$1	$(2,068)

     Our cash and cash equivalents, short-term and long-term investments consist of the following:

	December 31,
(In thousands)	2005	2004
Cash and cash equivalents	$565,001	$384,709
Short-term investments:
Available-for-sale marketable equity securities	99,216	40,723
Marketable debt securities	759,308	827,081
Non-marketable securities	—	87,500

Total short-term investments	858,524	955,304
Long-term investments in non-marketable securities	222,802	71,034

Total cash and cash equivalents and investments	$1,646,327	$1,411,047

     The estimated fair values of our corporate, U.S. Government, Government agencies, mortgage-backed, mortgage-CMO and asset-backed debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the maturity date.

Estimated
Fair Value
(In thousands)	2005
Marketable debt securities:
Due in one year or less	$609,170
Due after one year through five years	150,138

$759,308

     Certain information regarding our marketable debt and equity securities is presented below:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Available-for-sale:
Proceeds from sales and maturities	$688,275	$838,816	$1,393,638
Realized gains, net of realized losses	16,524	13,943	3,417

4. PROPERTY, PLANT AND EQUIPMENT
     The major components of our property, plant and equipment are as follows:

	December 31,
(In thousands)	2005	2004
Land	$22,413	$16,801
Buildings	40,271	31,394
Drilling, workover and well-servicing rigs, and related equipment	4,565,792	4,078,244
Marine transportation and supply vessels	152,167	161,567
Oilfield hauling and mobile equipment	237,303	166,663
Other machinery and equipment	36,323	31,608
Net profits interests in oil and gas properties	195,146	139,130
Construction in process (1)	332,779	49,925

	5,582,194	4,675,332

Less: accumulated depreciation and amortization	(1,578,506)	(1,329,989)
accumulated depletion on oil and gas properties	(116,764)	(69,848)

	$3,886,924	$3,275,495

(1)	Relates to amounts capitalized for new or substantially new drilling, workover and well-servicing rigs that were under construction and had not yet been placed in service as of December 31, 2005 or 2004.
     Repair and maintenance expense included in direct costs in our consolidated statements of income totaled $327.5 million, $253.0 million and $195.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Interest costs of $4.2 million, $1.9 million and $.9 million were capitalized during the years ended December 31, 2005, 2004 and 2003, respectively.
5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Our principal operations accounted for using the equity method include a construction operation (50% ownership) and a logistics operation (50% ownership) in Alaska, and drilling and workover operations located in Saudi Arabia (50% ownership). These unconsolidated affiliates are integral to our operations in those locations. See Note 11 for a discussion of transactions with these related parties.
     Combined condensed financial data for investments in unconsolidated affiliates accounted for using the equity method of accounting is summarized as follows:

	December 31,
(In thousands)	2005	2004
Current assets	$105,073	$89,097
Long-term assets	155,104	143,051
Current liabilities	67,954	48,977
Long-term liabilities	40,201	40,201

	Year Ended December 31,
(In thousands)	2005	2004	2003
Gross revenues	$346,127	$256,303	$312,008
Gross margin	46,722	33,911	41,809
Net income	16,119	14,184	21,689
Nabors’ Earnings from unconsolidated affiliates	5,671	4,057	10,183

     The financial data presented above as of and for the years ended December 31, 2005 and 2004 does not include Sea Mar Management LLC, as this entity was consolidated beginning in 2004 under the requirements of FIN 46R.
     Cumulative undistributed earnings of our unconsolidated affiliates included in our retained earnings as of December 31, 2005 and 2004 totaled approximately $46.6 million and $44.0 million, respectively.
6. FINANCIAL INSTRUMENTS AND RISK CONCENTRATION
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
Credit Risk
     Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments in marketable and non-marketable securities, accounts receivable and our range cap and floor derivative instrument. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our investments in marketable and non-marketable securities are managed within established guidelines which limit the amounts that may be invested with any one issuer and which provide guidance as to issuer credit quality. We believe that the credit risk in such instruments is minimal. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers and we generally do not require material collateral. However, we do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to provision of services to those customers. We maintain reserves for potential credit losses, and such losses have been within management’s expectations.
Interest Rate and Marketable and Non-marketable Security Price Risk
     Our financial instruments that are potentially sensitive to changes in interest rates include our $1.2 billion zero coupon convertible senior debentures (93% of which were put to us on February 6, 2006), our $700 million zero coupon senior exchangeable notes, our 4.875% and 5.375% senior notes, our range cap and floor derivative instrument, our investments in debt securities (including corporate, asset-backed, U.S. Government, Government agencies, foreign government, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages), which are classified as non-marketable securities.
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
     Our $700 million zero coupon senior exchangeable notes include a contingent interest provision, discussed in Note 7 below, which qualifies as an embedded derivative under SFAS 133, as amended by SFAS 149. This embedded derivative is required to be separated from the notes and valued at its fair value at the inception of the note indenture. Any subsequent change in fair value of this embedded derivative would be recorded in our consolidated statements of income. The fair value of the contingent interest provision at inception of the note indenture was nominal. In addition, there was no significant change in the fair value of this embedded derivative through December 31, 2005, resulting in no impact on our consolidated statements of income for the year ended December 31, 2005.
     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge under SFAS 133, as amended by SFAS 149. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment under SFAS 133, as amended by SFAS 149, and any change in the cumulative fair value of this transaction will be reflected as a gain or loss in our consolidated statements of income. In June 2004 we unwound $100 million of the $200 million range cap and floor derivative instrument. During the fourth quarter of 2005, we unwound the interest rate swap resulting in a loss of $2.7 million, which has been deferred and will be recognized as an increase to interest expense over the remaining life of our 5.375% senior notes due 2012.
     During the years ended December 31, 2005, 2004 and 2003, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $2.7 million, $6.5 million and $6.8 million, respectively, which served to reduce interest expense. The fair value of our interest rate swap agreement recorded as a derivative asset and included in other long-term assets totaled approximately $4.6 million as of December 31, 2004. The carrying value of our 5.375% senior notes was increased by the same amount as of December 31, 2004.
     The fair value of our range cap and floor transaction is recorded as a derivative asset, included in other long-term assets, and totaled approximately $1.5 million and $.3 million as of December 31, 2005 and 2004, respectively, and is recorded as a derivative liability, included in other long-term liabilities, and totaled approximately $3.7 million as of December 31, 2003. We recorded gains of approximately $1.1 million and $2.4 million for the years ended December 31, 2005 and 2004, and losses of approximately $1.1 million for the year ended December 31, 2003, related to this derivative instrument; such amounts are included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income.

Fair Value of Financial Instruments
     The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

	December 31,
	2005			2004
	Carrying			Carrying
(In thousands)	Value		Fair Value	Value		Fair Value
4.875% senior notes due August 2009	$224,030		$224,730	$223,764		$232,058
5.375% senior notes due August 2012	270,844	(1)	278,285	277,922	(1)	292,454	(1)
$700 million zero coupon senior exchangeable notes due June 2023	700,000		826,700	700,000		668,581
$1.2 billion zero coupon convertible senior debentures due February 2021	824,789		822,497	804,550		797,233

	$2,019,663		$2,152,212	$2,006,236		$1,990,326

(1)	The amount presented for the year ended December 31, 2005 includes $2.7 million related to the unamortized loss on the interest rate swap executed on October 21, 2002 and unwound during the fourth quarter of 2005. The amounts presented for the year ended December 31, 2004 include $4.6 million related to the fair value of the interest rate swap.
     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.
     We maintain an investment portfolio of marketable and non-marketable debt and equity securities that exposes us to price risk (Note 3). The marketable securities are carried at fair market value and include $858.5 million and $867.8 million in securities classified as available-for-sale as of December 31, 2005 and 2004, respectively. Certain of our non-marketable securities are also carried at fair value (Note 2). The fair value of our investments in non-marketable securities totaled $235.6 million and $159.2 million as of December 31, 2005 and 2004, respectively. We had no securities classified as trading as of December 31, 2005 and 2004.
7. DEBT
     Long-term debt consists of the following:

	December 31,
(In thousands)	2005	2004
4.875% senior notes due August 2009 (1)	$224,030	$223,764
5.375% senior notes due August 2012 (1) (2)	270,844	277,922
$700 million zero coupon senior exchangeable notes due June 2023	700,000	700,000
$1.2 billion zero coupon convertible senior debentures due February 2021 (1)	824,789	804,550

	2,019,663	2,006,236
Less: current portion	767,912	804,550

	$1,251,751	$1,201,686

(1)	The carrying amount of our 4.875% and 5.375% senior notes, and our $1.2 billion zero coupon convertible senior debentures as of December 31, 2005, included in the table above, are net of unamortized discounts of approximately $1.0 million, $1.5 million and $375.4 million, respectively.

(2)	The amount presented for the year ended December 31, 2005 includes $2.7 million related to the unamortized loss on the interest rate swap executed on October 21, 2002 and unwound during the fourth quarter of 2005 (Note 6). The amount presented for the year ended December 31, 2004 includes $4.6 million related to the fair value of the interest rate swap.
     As of December 31, 2005, the maturities of our long-term debt for each of the five years after 2005 and thereafter are as follows:

	Assuming Zero Coupon
	Convertible Debentures are
	Paid at		Paid at First
(In thousands)	Maturity		Put Date
2006	$—		$769,790	(1)
2007	—		—
2008	—		700,000	(2)
2009	225,000		225,000
2010	—		—
Thereafter	2,175,200	(3)	339,557	(4)

	$2,400,200		$2,034,347

(1)	Represents the portion of our $1.2 billion zero coupon convertible senior debentures due 2021 that were put to us on February 6, 2006. The principal amount of these debentures of $767.9 million was classified in current liabilities as of December 31, 2005.

(2)	Represents our $700 million zero coupon senior exchangeable notes due 2023 which can be put to us on June 15, 2008.

(3)	Includes our $1.2 billion zero coupon convertible senior debentures due 2021 (of which $1.1 billion in face value was put to us on February 6, 2006), $700 million of our zero coupon senior exchangeable notes due 2023, and $275 million of our senior notes due 2012.

(4)	Includes our $275 million senior notes due 2012 and the remainder of our $1.2 billion zero coupon senior debentures due 2021, which can be put to us on February 5, 2011.
4.875% Senior Notes Due August 2009 and 5.375% Senior Notes Due August 2012
     On August 22, 2002, Nabors Holdings 1, ULC, one of our indirect, wholly-owned subsidiaries, issued $225 million aggregate principal amount of 4.875% senior notes due 2009 that are fully and unconditionally guaranteed by Nabors and Nabors Industries, Inc. (Nabors Delaware). Concurrently with this offering by Nabors Holdings, Nabors Delaware issued $275 million aggregate principal amount of 5.375% senior notes due 2012, which are fully and unconditionally guaranteed by Nabors. Both issues of senior notes were resold by a placement agent to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Interest on each issue of senior notes is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2003.
     Both issues are unsecured and are effectively junior in right of payment to any of their respective issuers’ future secured debt. The senior notes rank equally in right of payment with any of their respective issuers’ future unsubordinated debt and are senior in right of payment to any of such issuers’ subordinated debt. The guarantees of Nabors Delaware and Nabors with respect to the senior notes issued by Nabors Holdings, and the guarantee of Nabors with respect to the senior notes issued by Nabors Delaware, are similarly unsecured and have a similar ranking to the series of senior notes so guaranteed.

     Subject to certain qualifications and limitations, the indentures governing the senior notes issued by Nabors Holdings and Nabors Delaware limit the ability of Nabors and its subsidiaries to incur liens and to enter into sale and lease-back transactions. In addition, such indentures limit the ability of Nabors, Nabors Delaware and Nabors Holdings to enter into mergers, consolidations or transfers of all or substantially all of such entity’s assets unless the successor company assumes the obligations of such entity under the applicable indenture.
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
     We used a portion of the net proceeds from the issuance of the notes to redeem the remaining outstanding principal amount of Nabors Delaware’s $825 million zero coupon convertible senior debentures due 2020 on June 20, 2003 and our associated guarantees (see discussion below under the caption “Other Debt Transactions”). The remainder of the proceeds of the notes were invested in cash and marketable securities.
     The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The notes rank equally with any of Nabors Delaware’s other existing and future unsecured and unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s subordinated debt. The guarantee of Nabors is similarly unsecured and have a similar ranking to the notes so guaranteed. Holders of the notes have the right to require Nabors Delaware to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any, on June 15, 2008, June 15, 2013 and June 15, 2018 or upon a fundamental change as described in the related note indenture.
     Nabors Delaware is obligated to pay contingent interest during any six-month period from June 15 to December 14 or from December 15 to June 14 commencing on or after June 15, 2008 for which the average trading price of the notes for each day of the applicable five trading day reference period equals or exceeds 120% of the principal amount of the notes as of the day immediately preceding the first day of the applicable six-month interest period. The amount of contingent interest payable per note in respect to any six-month period will equal 0.185% of the principal amount of a note. The five day trading reference period means the five trading days ending on the second trading day immediately preceding the relevant six-month interest period.
     The notes are exchangeable at the option of the holders into the equivalent value of 14.2653 common shares of Nabors per $1,000 principal amount of notes (subject to adjustment for certain events) if any of the following circumstances occur: (1) if in any calendar quarter beginning after the quarter ending September 30, 2003, the closing sale price per share of Nabors’ common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120%, or with respect to all calendar quarters beginning on or after July 1, 2008, 110%, of the applicable exchange price per share of the Nabors’ common shares on such last trading day (the initial exchange price per share is $70.10 and is subject to adjustment for certain events detailed in the note indenture; 120% of this initial price per share is $84.12 and 110% of this initial price per share is $77.11), (2) subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such ten trading day period was less than 95% of the product of the closing sale price of Nabors’ common shares and the exchange rate of such note, (3) if Nabors Delaware calls the notes for redemption, or (4) upon the occurrence of specified corporate transactions described in the note indenture. See the discussion below related to the method of settlement required upon exchange of these notes. The $700 million notes can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018, for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any.

     In October 2004 we executed a supplemental indenture relating to our $700 million zero coupon senior exchangeable notes providing that upon an exchange of these notes, we will in all circumstances, except when we are in default under the indenture, elect to pay holders of these debt instruments, in lieu of common shares, cash up to the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indenture. Additionally, the supplemental indenture provides that if the instruments are put to us at various dates commencing June 15, 2008, we will in all circumstances elect to pay holders of these debt instruments cash upon such repurchase. The number of common shares that will be issued, if we choose to deliver common shares for any amount due to the holders of the notes above the principal amount of the notes, will be equal to the amount due in excess of the principal amount of the notes divided by the market price of our common shares. For these purposes, the market price means the average of the sale prices of our common shares for the five trading day period ending on the third business day prior to the applicable purchase date.
     In December 2004, we concluded an offer to exchange Series B of our $700 million zero coupon senior exchangeable notes due 2023 for our existing $700 million zero coupon senior exchangeable notes. This exchange of shares removed the obligation under these notes where we would be required to issue shares upon conversion when we are in default under the indenture related to the notes. Series B of our $700 million zero coupon senior exchangeable notes have substantially similar terms to our existing $700 million zero coupon senior exchangeable notes as supplemented, except that, in addition to the elimination of the default language discussed above, the Series B exchanged notes contain additional anti-dilution protection for cash dividends and tender or exchange offers for our common shares at above-market prices, and provide for payment of a make-whole premium in certain circumstances upon exchange in connection with certain fundamental changes involving Nabors. The exchange resulted in an aggregate principal amount of $699.9 million of Series B of our $700 million zero coupon senior exchangeable notes being issued to those holders of the original series of $700 million zero coupon senior exchangeable notes, leaving $.1 million of the original series of notes outstanding as of December 31, 2005.
$1.2 billion Zero Coupon Convertible Senior Debentures Due February 2021
     On February 6, 2006, we redeemed 93% of our $1.2 billion zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million; an amount equal to the issue price plus accrued original issue discount to the date of repurchase. The principal amount of these debentures outstanding subsequent to this redemption totaled $57.0 million. The original principal amount of these debentures upon issuance was $1.381 billion, of which $180.8 million had been redeemed prior to 2005. The original issue price of these debentures is $608.41 per $1,000 principal amount at maturity. The yield to maturity is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder’s option, the remaining debentures may be converted, at any time prior to maturity or their earlier redemption, into the equivalent value of 7.0745 common shares per $1,000 principal amount at maturity. The conversion rate is subject to adjustment under formulae set forth in the indenture in certain events, including: (1) the issuance of Nabors common shares as a dividend or distribution of common shares; (2) certain subdivisions and combinations of the common shares; (3) the issuance to all holders of common shares of certain rights or warrants to purchase common shares; (4) the distribution of common shares, other than Nabors common shares to Nabors’ shareholders, or evidences of Nabors’ indebtedness or of assets; and (5) distribution consisting of cash, excluding any quarterly cash dividend on the common shares to the extent that the aggregate cash dividend per common share in any quarter does not exceed certain amounts. See the discussion below related to the method of settlement required upon conversion of these debentures.
     In October 2004 we executed a supplemental indenture (similar to the supplemental indenture for our $700 million zero coupon senior exchangeable notes discussed above) relating to our $1.2 billion zero coupon convertible senior debentures providing that upon a conversion of these convertible debt instruments, we would in all circumstances, except when we are in default under the indenture, elect to pay holders of these debt instruments, in lieu of common shares, cash up to the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indenture. Additionally, the supplemental indenture provided that if the instruments were put to us at various dates commencing February 5, 2006, we will in all circumstances elect to pay holders of these debt instruments cash upon such repurchase.

     Because 93% of our $1.2 billion zero coupon convertible senior debentures were put to us on February 6, 2006, the outstanding principal amount of those debentures of $767.9 million was included in current liabilities in our balance sheet as of December 31, 2005.
6.8% Senior Notes Due April 2004
     On April 15, 2004, we made a payment of $305.3 million upon maturity of our 6.8% senior notes, representing principal of $295.3 million and accrued interest of $10.0 million.
Other Debt Transactions
     On June 20, 2003, we redeemed the remaining outstanding principal amount of Nabors Delaware’s $825 million zero coupon convertible senior debentures due 2020 and our associated guarantees. The redemption price was $655.50 per $1,000 principal amount of the debentures for an aggregate redemption price paid of approximately $494.9 million. The redemption of the debentures did not result in any gain or loss as the debentures were redeemed at prices equal to their carrying value on June 20, 2003.
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
Short-Term Borrowings
     We have three letter of credit facilities with various banks as of December 31, 2005. We did not have any short-term borrowings outstanding at December 31, 2005 and 2004. Availability and borrowings under our credit facilities are as follows:

	December 31,
(In thousands)	2005	2004
Credit available	$125,113	$110,000
Letters of credit outstanding	(85,248)	(77,876)

Remaining availability	$39,865	$32,124

8. INCOME TAXES
     Income (loss) before income taxes was comprised of the following:

	Year Ended December 31,
(In thousands)	2005	2004	2003
United States	$428,454	$25,709	$(160,130)
Foreign	445,496	310,129	334,753

Income before income taxes	$873,950	$335,838	$174,623

     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. We are a Bermuda-exempt company. Bermuda does not impose corporate income taxes. Our U.S. subsidiaries are subject to a U.S. federal tax rate of 35%.

     Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Current:
U.S. federal	$5,957	$4,955	$9,085
Foreign	23,755	15,868	(680)
State	805	44	89

	30,517	20,867	8,494

Deferred:
U.S. federal	139,030	(20,300)	(53,121)
Foreign	47,568	32,471	29,051
State	8,140	343	(2,029)

	194,738	12,514	(26,099)

Income tax expense (benefit)	$225,255	$33,381	$(17,605)

     Nabors is not subject to tax in Bermuda. A reconciliation of the differences between taxes on income before income taxes computed at the appropriate statutory rate and our reported provision for income taxes follows:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Income tax provision at statutory rate (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and foreign earnings (losses) at greater than the Bermuda rate	216,395	32,528	(17,281)
Increase in valuation allowance	3,058	2,805	5,163
Effect of change in tax rate (Canada)	(12)	(2,204)	(4,226)
State income taxes (benefit)	5,814	252	(1,261)

Income tax (benefit) expense	$225,255	$33,381	$(17,605)

Effective tax (benefit) rate	26%	10%	(10)%

     In 2005, 2004 and 2003 we provided a valuation allowance against net operating loss (NOL) carryforwards in various foreign tax jurisdictions based on our consideration of existing temporary differences and expected future earnings levels in those jurisdictions. Our effective tax rate for 2004 was positively impacted by the release of certain tax reserves, which were determined to no longer be necessary, resulting in a reduction in deferred income tax expense (non-cash) totaling approximately $16.0 million ($.10 per diluted share).

     The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$190,967	$315,691
Tax credit carryforwards	11,467	5,969
Accrued expenses not currently deductible for tax and other	54,125	40,718
Less: Valuation allowance	(17,566)	(14,508)

Deferred tax assets, net of valuation allowance	238,993	347,870

Deferred tax liabilities:
Depreciation and depletion for tax in excess of book expense	(714,359)	(668,731)
Tax deductible items not expensed for book purposes	(40,532)	(24,143)
Unrealized gain on marketable securities	(1,551)	(917)

Total deferred tax liabilities	(756,442)	(693,791)

Net deferred tax liabilities	(517,449)	(345,921)
Less: net current asset portion	199,196	39,599
net long-term asset portion	—	357

Net long-term deferred tax liability	$(716,645)	$(385,877)

     For U.S. federal income tax purposes, we have NOL carryforwards of approximately $485.8 million that, if not utilized, will expire at various times from 2011 to 2024. The NOL carryforwards for alternative minimum tax purposes are approximately $399.5 million. There are alternative minimum tax credit carryforwards of $10.4 million available to offset future regular tax liabilities. Additionally, we have foreign NOL carryforwards of approximately $53.8 million that, if not utilized, will expire at various times from 2006 to 2015.
     The NOL carryforwards subject to expiration expire as follows:

(In thousands)		U.S.
Year ended December 31,	Total	Federal	Foreign
2006	$3,009	$—	$3,009
2007	4,309	—	4,309
2008	13,078	—	13,078
2009	4,836	—	4,836
2010	1,204	—	1,204
2011	2,203	1,166	1,037
2012	5,526	—	5,526
2013	3,479	—	3,479
2014	11,868	—	11,868
2015	5,413	—	5,413
2017	38,751	38,751	—
2018	17,722	17,722	—
2019	737	737	—
2020	737	737	—
2021	738	738	—
2023	267,593	267,593	—
2024	158,346	158,346	—

Total	$539,549	$485,790	$53,759

     In addition, for state income tax purposes, we have net operating loss carryforwards of approximately $546.2 million that, if not utilized, will expire at various times from 2006 to 2025 and foreign NOL carryforwards that are not subject to expiration totaling $72.7 million.
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
9. COMMON SHARES AND STOCK OPTIONS
Common Shares
     The authorized share capital of Nabors consists of 400 million common shares, par value $.001 per share, and 25 million preferred shares, par value $.001 per share. Common shares issued were 157,696,618 and 149,860,747 at $.001 par value as of December 31, 2005 and 2004, respectively.
     On December 13, 2005, our Board of Directors approved a two-for-one stock split on our common shares to be effectuated in the form of a stock dividend. The stock split is subject to the approval by our shareholders of a proposal to amend our Amended and Restated Bye-Laws to increase the authorized share capital of Nabors by the creation of additional common shares. This proposal will be voted on in a Special Meeting of Shareholders scheduled for March 30, 2006. Subject to this approval being received from our shareholders, we anticipate that the stock dividend will be distributed on April 17, 2006 to shareholders of record on March 31, 2006.
     Information pertaining to the composition of our shareholders’ equity accounts, shares and earnings per share has not been restated in the accompanying financial statements and notes to the consolidated financial statements to reflect this split. This information will be presented in our consolidated financial statements as of and for the quarter ended March 31, 2006. See information presented on an unaudited pro forma basis, reflecting the impact of this split as of December 31, 2005 and 2004, and for the years ending December 31, 2005, 2004 and 2003 in Note 18.
     During 2005, we repurchased and retired 1.8 million of our common shares in the open market for $99.5 million. Additionally, during February and March 2006 we repurchased and retired 3.2 million of our common shares in the open market for $222.3 million.
     During 2005 the Compensation Committee of our Board of Directors granted restricted stock awards to certain of our executive officers, other key employees, and independent directors. In conjunction with these grants, we awarded 367,621 restricted shares at an average market price of $57.57 to these individuals. We recorded unearned compensation totaling approximately $21.2 million in shareholders’ equity, equal to the market value of the restricted shares on the dates of grant, and will charge the unearned compensation to expense over the vesting period of the restricted stock awards (which ranges from 3 to 4 years). Subsequent to these awards, restricted shares totaling approximately $.7 million have been forfeited, resulting in a reduction to expense amount previously recorded. During 2005 $4.8 million was charged to compensation expense and is included in direct costs and general and administrative expenses in our consolidated statements of income.
     During 2005, 2004 and 2003, our employees exercised options to acquire 9,198,000, 3,045,000 and 1,234,000 of our common shares, respectively.
     During 2003 warrants issued in conjunction with our acquisitions of Enserco (April 2002) and New Prospect Drilling Company (May 1998) were exercised resulting in the issuance of 49,000 and 200,000 of our common shares, respectively.
     In conjunction with our acquisition of Ryan in October 2002 and our acquisition of Enserco in April 2002, we issued 380,264 and 3,549,082 exchangeable shares of Nabors Exchangeco, respectively, of which 219,493 and 2,638,526 exchangeable shares were immediately exchanged for our common shares, respectively. Through December 31, 2002, an additional 484,756 exchangeable shares were exchanged for our common shares and during 2005, 2004 and 2003, respectively, an additional 110,175, 159,869 and 208,315 exchangeable shares were exchanged for our common shares, leaving a total of 108,212 exchangeable shares outstanding as of December 31, 2005.
     The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis. The exchangeable shares are included in capital in excess of par value.
Stock Option Plans
     As of December 31, 2005, we have several stock option plans under which options to purchase Nabors common shares may be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives, options granted under the plans are subject to accelerated vesting related to targeted common share prices, or may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 5.9 million and 7.4 million Nabors common shares remained available for grant as of December 31, 2005 and 2004, respectively. Of the common shares available for grant as of December 31, 2005, approximately 1.8 million of these shares are also available for issuance in the form of restricted shares.
     A summary of stock option transactions is as follows:

		Weighted
		Average
		Exercise
(In thousands, except exercise price)	Shares	Price
Options outstanding as of December 31, 2002	23,669	$27.66
Granted	2,969	38.68
Exercised	(1,234)	16.48
Forfeited	(450)	41.45

Options outstanding as of December 31, 2003	24,954	$29.27
Granted	3,430	45.92
Exercised	(3,045)	23.40
Forfeited	(313)	41.05

Options outstanding as of December 31, 2004	25,026	$32.12
Granted	3,705	66.04
Exercised	(9,198)	21.14
Forfeited	(253)	42.68

Options outstanding as of December 31, 2005	19,280	$43.73

     Of the options outstanding, 15.8 million, 19.0 million and 20.7 million were exercisable at weighted average exercise prices of $44.05, $29.05 and $27.65, as of December 31, 2005, 2004 and 2003, respectively. The weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $18.07, $12.93 and $14.29, respectively.

     A summary of stock options outstanding as of December 31, 2005 is as follows:

			Options Outstanding
				Weighted
				Average	Weighted
				Remaining	Average
			Number	Contractual	Exercise
(In thousands, except contractual life and exercise price)			Outstanding	Life	Price
Range of exercise prices:
$7.87	—	$11.81	71	3.2	$11.44
12.20	—	18.30	403	1.7	12.59
19.80	—	29.70	4,304	5.6	26.57
30.25	—	45.38	2,588	6.8	38.58
45.49	—	68.24	9,913	5.3	48.40
70.83	—	71.61	2,001	9.9	71.61

			19,280	5.6	$43.73

     A summary of stock options exercisable as of December 31, 2005 is as follows:

			Options Exercisable
				Weighted
				Average
			Number	Exercise
(In thousands, except excercise price)			Exercisable	Price
Range of exercise prices:
$7.87	—	$11.81	71	$11.44
12.20	—	18.30	403	12.59
19.80	—	29.70	4,037	26.54
30.25	—	45.38	1,505	38.54
45.49	—	68.24	7,737	49.07
70.83	—	71.61	2,001	71.61

			15,754	$44.05

10. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
Pension Plans
     In conjunction with our acquisition of Pool Energy Services Co. in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan. Benefits under the plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998.
     Summarized information on the Pool pension plan is as follows:

	Pension Benefits
(In thousands)	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$15,750	$15,401
Interest cost	943	909
Actuarial gain (loss)	805	(49)
Benefit payments	(482)	(511)

Benefit obligation at end of year	$17,016	$15,750

Change in plan assets:
Fair value of plan assets at beginning of year	$11,112	$9,686
Actual return on plan assets	296	633
Employer contribution	1,027	1,304
Benefit payments	(482)	(511)

Fair value of plan assets at end of year	$11,953	$11,112

Funded status:
Funded status at end of year	$(5,063)	$(4,638)
Unrecognized net actuarial loss	4,764	3,713

Net liability recognized	$(299)	$(925)

Amounts recognized in consolidated balance sheets:
Accrued benefit cost	$(5,063)	$(4,638)
Accumulated other comprehensive income	4,764	3,713

Net liability recognized	$(299)	$(925)

Components of net periodic benefit cost (recognized in our consolidated statements of income):
Interest cost	$943	$909
Expected return on plan assets	(742)	(647)
Recognized net actuarial loss	200	195

Net periodic benefit cost	$401	$457

Additional information:
Increase (decrease) in minimum pension liability included in other comprehensive income	$1,051	$(227)

Weighted average assumptions:
Weighted average discount rate	5.75%	6.00%
Expected long-term rate of return on plan assets	6.50%	6.50%

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

     The measurement date used to determine pension measurements for the plan is December 31.
     Our weighted-average asset allocations as of December 31, 2005 and 2004, by asset category are as follows:

	Pension Benefits
	2005	2004
Equity securities	57%	57%
Debt securities	41%	42%
Other	2%	1%

Total	100%	100%

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
     We expect to contribute approximately $1.3 million to the Pool pension plan in 2006. This is based on the sum of (1) the minimum contribution for the 2005 plan year that will be made in 2006 and (2) the estimated minimum required quarterly contributions for the 2006 plan year. We made contributions to the Pool pension plan in 2005 and 2004 totaling $1.0 million and $1.3 million, respectively.
     As of December 31, 2005, we expect that benefits to be paid in each of the next five fiscal years after 2005 and in the aggregate for the five fiscal years thereafter will be as follows:

(In thousands)
2006	$443
2007	501
2008	551
2009	602
2010	640
2011 — 2015	4,431
     Certain of Nabors’ employees are covered by defined contribution plans. Our contributions to the plans are based on employee contributions and totaled $9.0 million and $8.1 million for the years ended December 31, 2005 and 2004, respectively. Nabors does not provide postemployment benefits to its employees.
Postretirement Benefits Other Than Pensions
     Prior to the date of our acquisition, Pool provided certain postretirement healthcare and life insurance benefits to eligible retirees who had attained specific age and years of service requirements. Nabors terminated this plan at the date of acquisition (November 24, 1999). A liability of approximately $.3 million is recorded in our consolidated balance sheets as of December 31, 2005 to cover the estimated costs of beneficiaries covered by the plan at the date of acquisition.
11. RELATED PARTY TRANSACTIONS
     Pursuant to his employment agreement entered into in October 1996, we provided an unsecured, non-interest bearing loan of approximately $2.9 million to Nabors’ Deputy Chairman, President and Chief Operating Officer. This loan is due on September 30, 2006.
     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $13.5 million related to these policies. The cash surrender value of these policies of approximately $10.1 million and $11.8 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2005 and 2004, respectively.
     In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our Alaskan and Saudi Arabian unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $82.3 million, $63.2 million and $51.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Expenses from business transactions with these affiliated entities totaled $4.0 million, $3.3 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, we had accounts receivable from these affiliated entities of $33.1 million and $20.7 million as of December 31, 2005 and 2004, respectively. We had accounts payable to these affiliated entities of $2.2 million and $3.6 million as of December 31, 2005 and 2004, respectively, and a long-term payable with one of these affiliated entities of $5.8 million and $4.1 million as of December 31, 2005 and 2004, respectively, which is included in other long-term liabilities.
     Additionally, we own certain marine vessels that are chartered under a bareboat charter arrangement to Sea Mar Management LLC, an entity in which we own a 25% interest. Under the requirements of FIN 46R this entity was consolidated by Nabors beginning in 2004. Revenues from business transactions with Sea Mar totaled $29.5 million and expenses from business transactions with Sea Mar totaled $47.9 million for the year ended December 31, 2003.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
     Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2005, are as follows:

(In thousands)
2006	$10,540
2007	7,974
2008	3,049
2009	2,188
2010	1,482
Thereafter	790

$26,023

     The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $20.1 million, $19.2 million and $22.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Employment Contracts
     We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2005 are as follows:

(In thousands)
2006	$2,422
2007	2,388
2008	1,764
2009	95
2010 and thereafter	24

$6,693

     Nabors’ Chairman and Chief Executive Officer, Eugene M. Isenberg, and its Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello, have employment agreements which were amended and restated effective October 1, 1996 and which currently are due to expire on September 30, 2010.
     Mr. Isenberg’s employment agreement was originally negotiated with a creditors committee in 1987 in connection with the reorganization proceedings of Anglo Energy, Inc., which subsequently changed its name to Nabors. These contractual arrangements subsequently were approved by the various constituencies in those reorganization proceedings, including equity and debt holders, and confirmed by the United States Bankruptcy Court.
     Mr. Petrello’s employment agreement was first entered into effective October 1, 1991. Mr. Petrello’s employment agreement was agreed upon as part of arm’s length negotiations with the Board before he joined Nabors in October 1991, and was reviewed and approved by the Compensation Committee of the Board and the full Board of Directors at that time.
     The employment agreements for Messrs. Isenberg and Petrello were amended in 1994 and 1996. These amendments were approved by the Compensation Committee of the Board and the full Board of Directors at that time.
     The employment agreements provide for an initial term of five years with an evergreen provision which automatically extended the agreement for an additional one-year term on each anniversary date, unless Nabors provided notice to the contrary ten days prior to such anniversary. The Board of Directors in March 2006 exercised its election to fix the expiration date of the employment agreements for Messrs. Isenberg and Petrello, and accordingly these agreements will expire at the end of their current term at September 30, 2010.
     In addition to a base salary, the employment agreements provide for annual cash bonuses in an amount equal to 6% and 2%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. (Mr. Isenberg’s cash bonus formula originally was set at 10% in excess of a 10% return on shareholders’ equity and he has voluntarily reduced it over time to its 6% in excess of 15% level.) Mr. Petrello’s bonus is subject to a minimum of $700,000 per year. In 15 of the last 16 years, Mr. Isenberg has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package. Mr. Petrello has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package in 13 of the last 15 years. For 2005 the annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formula described in their employment agreements were $41.2 million and $13.7 million, respectively; but in light of their overall compensation package (including significant stock option grants and restricted stock awards), they agreed to accept cash bonuses in the amounts of $3 million and $1.5 million, respectively.
     Mr. Isenberg voluntarily agreed to amend his employment agreement in March 2006 (the “2006 Amendment”). Under the 2006 Amendment, Mr. Isenberg agreed to reduce the annual cash bonus to an amount equal to 3% of Nabors’ net cash flow (as defined in his employment agreement) in excess of 15% of the average shareholders’ equity for 2006. For 2007 through the expiration date of the employment agreement, the annual cash bonus will return to 6% of Nabors’ net cash flow (as defined in his employment agreement) in excess of 15% of the average shareholders’ equity for each fiscal year.
     Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives; and may receive special bonuses from time to time as determined by the Board.
     Termination in the event of death, disability, or termination without cause. In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements)or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at March 13, 2006, Mr. Isenberg would have been entitled to a payment of approximately $204 million, subject to a “true up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $204 million. Similarly, with respect to Mr. Petrello, had these provisions applied at March 13, 2006, Mr. Petrello would have been entitled to a payment of approximately $104 million, subject to a “true up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $104 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of March 13, 2006, the value of unvested restricted stock was approximately $10.9 million and the value of in-the-money unvested stock options was approximately $6.2 million. For Mr. Petrello, as of March 13, 2006, the value of unvested restricted stock was approximately $5.5 million and the value of in-the-money unvested stock options was approximately $3.1 million. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.
     Termination in the event of a Change in Control. In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on March 13, 2006, then the payments to Messrs. Isenberg and Petrello would be approximately $204 million and $104 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of March 13, 2006, the value of unvested restricted stock was approximately $10.9 million and the value of in-the-money unvested stock options was approximately $6.2 million. For Mr. Petrello, as of March 13, 2006, the value of unvested restricted stock was approximately $5.5 million and the value of in-the-money unvested stock options was approximately $3.1 million. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for 5 years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at March 13, 2006, Mr. Isenberg would have received 1,683,333 options valued at approximately $41 million and Mr. Petrello would have received 841,666 options valued at approximately $20 million, in each case based upon a Black Scholes analysis. Finally, in the event that an excise tax were applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on March 13, 2006, and assuming that the excise tax were applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $92 million and $49 million, respectively.
     Other Obligations. In addition to salary and bonus, each of Messrs. Isenberg and Petrello receive group life insurance at an amount at least equal to three times their respective base salaries; various split-dollar life insurance policies, reimbursement of expenses, various perquisites and a personal umbrella insurance policy in the amount of $5 million. Premiums payable under the split dollar life insurance policies were suspended as a result of the adoption of the Sarbanes — Oxley Act of 2002.
Contingencies
     Self-Insurance Accruals We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2005, with our insurance renewal, certain changes have been made to our insurance coverage. Effective for the period from April 1, 2005 to March 31, 2006, our exposure (that is, our deductible) per occurrence is $1.0 million for workers’ compensation, employers’ liability and marine employers’ liability (Jones Act). In addition, we assume an excess, aggregate deductible for domestic workers’ compensation claims. Through this additional deductible, we assume the first $2.0 million in losses above the deductible for domestic workers’ compensation claims. This additional deductible is exhausted when the excess loss above the $1.0 million reaches $2.0 million in the annual aggregate. We continue to assume a $5.0 million deductible for general liability losses. Our self-insurance for automobile liability loss is $0.5 million per occurrence. We maintain actuarially-determined accruals in our consolidated balance sheets to cover the self-insurance retentions.
     We are self-insured for certain other losses relating to rig, equipment, property, business interruption and political, war and terrorism risks. Effective April 1, 2005, our per occurrence self-insurance retentions are $10.0 million for rig physical damage and business interruption for 29 specific high-value rigs. The remainder of our Alaska and offshore fleet is subject to a $5.0 million self-insurance retention. All other land rigs are subject to a $1.0 million deductible. In addition, we assume 30% of losses in excess of the foregoing deductibles.
     Political risk insurance is procured for select operations in South America, Africa, the Middle East and Asia. Losses are subject to a $0.25 million deductible, except for Colombia, which is subject to a $0.5 million deductible. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.
     As of December 31, 2005 and 2004, our self-insurance accruals totaled $116.7 million and $98.1 million, respectively, and our related insurance recoveries/receivables were $8.0 million and $14.3 million, respectively.
Litigation
     Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

     One such lawsuit involves wage and hour claims relating primarily to meal periods and travel time of current and former rig-based employees in our California well-servicing business. Those claims were heard by an arbitrator during the fourth quarter of 2005. On February 6, 2006, we received an interim judgment against us in the amount of $25.6 million (plus an undetermined amount of attorney’s fees and costs), which has been accrued for in our consolidated statements of income for the year ended December 31, 2005.
     Additionally, on December 22, 2005, we received a grand jury subpoena from the United States Attorney’s Office in Anchorage, Alaska, seeking documents and information relating to an alleged spill, discharge, overflow or cleanup of drilling mud or sludge involving one of our rigs during March 2003. We are cooperating with the authorities in this matter.
Guarantees
     We enter into various agreements and obligations providing financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. We have also guaranteed payment of contingent consideration in conjunction with a minor acquisition completed during the first quarter of 2005, which is based on future operating results of that business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.
     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
(In thousands)	2006	2007	2008	Thereafter	Total
Financial standby letters of credit and other financial surety instruments	$87,677	$120	$1,184	$125	$89,106
Contingent consideration in acquisition	—	850	850	2,550	4,250

Total	$87,677	$970	$2,034	$2,675	$93,356

13. EARNINGS PER SHARE
     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003
Net income (numerator):
Net income — basic	$648,695	$302,457	$192,228
Add interest expense on assumed conversion of our zero coupon senior convertible/exchangeable debentures/notes, net of tax:
$825 million due 2020 (1)	—	—	3,639
$1.2 billion due 2021 (2)	—	12,438	—
$700 million due 2023 (3)	—	—	—

Adjusted net income — diluted	$648,695	$314,895	$195,867

Earnings per share:
Basic	$4.16	$2.03	$1.31
Diluted	$4.00	$1.92	$1.25

Shares (denominator):
Weighted average number of shares outstanding — basic (4)	156,067	148,936	146,495
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	5,073	6,603	6,604
Assumed conversion of our zero coupon senior convertible/exchangeable debentures/notes:
$825 million due 2020 (1)	—	—	3,798
$1.2 billion due 2021 (2)	—	8,491	—
$700 million due 2023 (3)	1,049	—	—

Weighted average number of shares outstanding — diluted	162,189	164,030	156,897

(1)	Diluted earnings per share for the year ended December 31, 2003 reflects the assumed conversion of our $825 million zero coupon convertible senior debentures, as the conversion in that year would have been dilutive. We redeemed for cash the remaining outstanding principal amount of our $825 million zero coupon convertible senior debentures on June 20, 2003 and therefore these debentures did not impact the calculation of diluted earnings per share for the years ended December 31, 2005 and 2004.

(2)	Diluted earnings per share for the year ended December 31, 2005 excludes approximately 8.5 million potentially dilutive shares initially issuable upon the conversion of our $1.2 billion zero coupon convertible senior debentures. Such shares did not impact our calculation of dilutive earnings per share for that year as we are required to pay cash up to the principal amount of any debentures converted resulting from the issuance of a supplemental indenture relating to the debentures in October 2004. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $97. Diluted earnings per share for the year ended December 31, 2004 reflects the assumed conversion of our

$1.2 billion zero coupon convertible senior debentures, as the conversion in that year would have been dilutive. Dilutive earnings per share for the year ended December 31, 2003 excludes approximately 8.5 million potentially dilutive shares initially issuable upon the conversion of our $1.2 billion zero coupon convertible senior debentures because the inclusion of such shares would have been anti-dilutive, given the level of net income for that year. Net income for the year ended December 31, 2003 excludes the related add-back of interest expense, net of tax of $12.1 million for these debentures. These shares would have been dilutive and therefore included in the calculation of the weighted average number of shares outstanding-diluted had diluted earnings per share been at or above $1.43 for the year ended December 31, 2003.

(3)	Diluted earnings per share for the year ended December 31, 2005 reflects the assumed conversion of our $700 million zero coupon senior exchangeable notes resulting in the inclusion of the incremental number of shares that we would be required to issue upon exchange of these notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $70.10, which was the case for the applicable measurement period for the year ended December 31, 2005. Diluted earnings per share for the years ended December 31, 2004 and 2003, does not include any incremental shares issuable upon the exchange of our $700 million zero coupon senior exchangeable notes as the price of our shares did not exceed $70.10 during those years.

(4)	Includes the following weighted average number of common shares of Nabors and weighted average number of exchangeable shares of Nabors Exchangeco, respectively: 155.9 million and .2 million shares for the year ended December 31, 2005; 148.7 million and .3 million shares for the year ended December 31, 2004; and 146.0 million and .5 million shares for the year ended December 31, 2003. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.
     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options, warrants and restricted stock awards that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 380,689 shares during 2005, 6,951,237 shares during 2004 and 8,354,070 shares during 2003. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock to be issued in future periods exceeds the number of shares assumed repurchased in those periods.
14. SUPPLEMENTAL BALANCE SHEET, INCOME STATEMENT AND CASH FLOW INFORMATION
     Accounts receivable is net of an allowance for doubtful accounts of $11.4 million and $11.0 million as of December 31, 2005 and 2004, respectively.
     Accrued liabilities include the following:

	December 31,
(In thousands)	2005		2004
Accrued compensation	$88,071		$67,648
Deferred revenue	19,542		25,304
Workers’ compensation liabilities	37,458		28,994
Interest payable	9,728		10,442
Litigation reserves	30,182	(1)	3,737
Other accrued liabilities	39,355		35,109

	$224,336		$171,234

(1)	This amount primarily relates to an interim judgment received against us in the amount of $25.6 million related to a class-action arbitration hearing regarding compensation issues brought on behalf of field employees for our well-servicing unit operations in California (Note 12).
     Investment income includes the following:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Interest income	$41,415	$22,572	$27,238
Gains on marketable and non-marketable securities, net	43,007	20,638	6,145
Dividend and other investment income	1,008	6,854	430

	$85,430	$50,064	$33,813

     Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net includes the following:

	Year Ended December 31,
(In thousands)	2005		2004	2003
Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$18,831	(1)	$874	$(2,476)
Litigation reserves	27,195	(2)	(1,601)	2,927
Foreign currency transaction losses (gains)	465		(755)	(830)
(Gains) losses on derivative instruments	(1,078)		(2,363)	1,140
Loss on extinguishment of debt	—		—	908
Other	1,027		(784)	(516)

	$46,440		$(4,629)	$1,153

(1)	This amount includes involuntary conversion losses recorded as a result of Hurricanes Katrina and Rita during the third quarter of 2005 of approximately $7.8 million, net of expected insurance proceeds.

(2)	This amount primarily relates to an interim judgment received against us in the amount of $25.6 million related to a class-action arbitration hearing regarding compensation issues brought on behalf of field employees for our well-servicing unit operations in California (Note 12).
     Supplemental cash flow information for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Cash paid for income taxes	$25,480	$29,306	$16,542
Cash paid for interest, net of capitalized interest	28,507	27,899	41,033
Acquisitions of businesses:
Fair value of assets acquired	38,682	—	—
Goodwill	9,554	—	—
Liabilities assumed or created	(2,035)	—	—
Common stock of acquired company previously owned	—	—	—
Equity consideration issued	—	—	—

Cash paid for acquisitions of businesses	46,201	—	—
Cash acquired in acquisitions of businesses	—	—	—

Cash paid for acquisitions of businesses, net	$46,201	$—	$—

15. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Year Ended December 31, 2005
	Quarter Ended
(In thousands, except per
share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues and Earnings from unconsolidated affiliates (1)	$785,731	$770,541	$893,345	$1,015,962
Net income	127,414	131,805	178,857	210,619
Earnings per share: (2)
Basic	$.84	$.84	$1.14	$1.34
Diluted	$.80	$.82	$1.11	$1.29

	Year Ended December 31, 2004
	Quarter Ended
(In thousands, except per
share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues and Earnings from unconsolidated affiliates (3)	$596,803	$531,868	$585,360	$684,057
Net income	71,717	46,348	75,626	108,766
Earnings per share: (2)
Basic	$.48	$.31	$.51	$.73
Diluted	$.46	$.30	$.48	$.68

(1)	Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $2.0 million, $5.2 million, $.1 million and $(1.6) million, respectively.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(3)	Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $3.8 million, $1.2 million, $(.3) million and $(.6) million, respectively.
16. SEGMENT INFORMATION
     As of December 31, 2005, we operate our business out of 13 operating segments. Our six Contract Drilling operating segments are engaged in drilling, workover and well-servicing operations, on land and offshore, and represent reportable segments. These operating segments consist of our Alaska, U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, U.S. Offshore, Canada and International business units. Our oil and gas operating segment, Ramshorn Investments, Inc., is engaged in the exploration for, development of and production of oil and gas and is included in our Oil and Gas reportable segment. Our Other Operating Segments, consisting of Canrig Drilling Technology Ltd., Epoch Well Services, Inc., Peak Oilfield Service Company, Peak USA Energy Services, Ltd., Ryan Energy Technologies, and Sea Mar, a division of Pool Well Services Co., are engaged in the manufacturing of top drives, manufacturing of drilling instrumentation systems, construction and logistics services, trucking and logistics services, manufacturing and marketing of directional drilling and rig instrumentation systems, directional drilling, rig instrumentation and data collection services, and marine transportation and supply services, respectively. These Other Operating Segments do not meet the criteria included in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for disclosure, individually or in the aggregate, as reportable segments.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 2). Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on adjusted income derived from operating activities.

     The following table sets forth financial information with respect to our reportable segments:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling:
U.S. Lower 48 Land Drilling	$1,306,963	$748,999	$476,258
U.S. Land Well-servicing	491,704	360,010	312,279
U.S. Offshore	158,888	132,778	101,566
Alaska	85,768	83,835	112,092
Canada	577,627	426,675	322,303
International	552,656	444,289	396,884

Subtotal Contract Drilling (1)	3,173,606	2,196,586	1,721,382
Oil and Gas	62,913	65,303	16,919
Other Operating Segments (2)	331,188	205,615	201,660
Other reconciling items (3)	(102,128)	(69,416)	(49,775)

Total	$3,465,579	$2,398,088	$1,890,186

Depreciation and amortization, and depletion:
Contract Drilling:
U.S. Lower 48 Land Drilling	$90,979	$77,498	$69,190
U.S. Land Well-servicing	28,065	21,940	22,163
U.S. Offshore	24,272	21,650	19,794
Alaska	12,550	11,954	11,969
Canada	46,384	36,802	29,840
International	71,035	62,776	53,374

Subtotal Contract Drilling	273,285	232,620	206,330
Oil and Gas	46,894	45,460	8,599
Other Operating Segments	20,440	22,945	21,597
Other reconciling items (3)	(2,087)	(626)	(1,399)

Total depreciation and amortization, and depletion	$338,532	$300,399	$235,127

Adjusted income (loss) derived from operating activities: (4)
Contract Drilling:
U.S. Lower 48 Land Drilling	$464,570	$93,573	$16,800
U.S. Land Well-servicing	107,728	57,712	47,082
U.S. Offshore	38,783	20,611	1,649
Alaska	16,608	16,052	37,847
Canada	137,271	91,421	59,856
International	135,588	89,211	77,964

Subtotal Contract Drilling	900,548	368,580	241,198
Oil and Gas	10,194	13,736	5,850
Other Operating Segments (2)	34,063	(5,333)	3,266

Total segment adjusted income derived from operating activities	944,805	376,983	250,314
Other reconciling items (5)	(64,998)	(47,331)	(37,611)
Interest expense	(44,847)	(48,507)	(70,740)
Investment income	85,430	50,064	33,813
Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net	(46,440)	4,629	(1,153)

Income before income taxes	$873,950	$335,838	$174,623

	Year Ended December 31,
(In thousands)	2005	2004	2003
Capital expenditures and acquisitions of businesses: (6)
Contract Drilling:
U.S Lower 48 Land Drilling	$357,441	$155,612	$71,252
U.S. Land Well-servicing	113,910	35,335	25,052
U.S. Offshore	22,218	46,622	48,365
Alaska	5,364	4,293	3,940
Canada	112,415	76,635	29,690
International	315,199	161,115	116,667

Subtotal Contract Drilling	926,547	479,612	294,966
Oil and Gas	59,263	55,303	53,716
Other Operating Segments	23,687	13,824	4,226
Other reconciling items (5)	(6,228)	(4,310)	230

Total capital expenditures	$1,003,269	$544,429	$353,138

	December 31,
(In thousands)	2005	2004	2003
Total assets:
Contract Drilling: (7)
U.S. Lower 48 Land Drilling	$1,513,618	$1,125,812	$995,732
U.S. Land Well-servicing	389,002	274,785	246,307
U.S. Offshore	366,354	412,493	388,651
Alaska	202,315	206,142	219,566
Canada	1,128,872	948,495	769,535
International	1,436,234	1,127,185	1,005,843

Subtotal Contract Drilling	5,036,395	4,094,912	3,625,634
Oil and Gas	127,834	93,169	67,898
Other Operating Segments (8)	368,177	323,817	337,456
Other reconciling items (5)	1,698,001	1,350,711	1,571,704

Total assets	$7,230,407	$5,862,609	$5,602,692

(1)	Includes Earnings (losses) from unconsolidated affiliates, accounted for by the equity method, of $(1.3) million, $1.6 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $7.0 million, $2.5 million and $7.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)	Represents the elimination of inter-segment transactions.

(4)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(5)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(6)	Includes the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(7)	Includes $35.3 million, $35.2 million and $26.5 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2005, 2004 and 2003, respectively.

(8)	Includes $35.9 million, $31.9 million and $31.6 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2005, 2004 and 2003, respectively.
     The following table sets forth financial information with respect to Nabors’ operations by geographic area:

	Year Ended December 31,
(In thousands)	2005	2004	2003
Operating revenues and Earnings from unconsolidated affiliates:
United States	$2,296,050	$1,505,082	$1,152,272
Foreign	1,169,529	893,006	737,914

	$3,465,579	$2,398,088	$1,890,186

Property, plant and equipment, net:
United States	$2,131,598	$1,854,674	$1,823,281
Foreign	1,755,326	1,420,821	1,167,511

	$3,886,924	$3,275,495	$2,990,792

Goodwill, net:
United States	$165,211	$155,656	$157,873
Foreign	176,728	171,569	157,754

	$341,939	$327,225	$315,627

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 31, 2005 and 2004, statements of income and cash flows for each of the three years in the period ended December 31, 2005 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	December 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$527	$14	$11	$564,449	$—	$565,001
Short-term investments	—	—	—	858,524	—	858,524
Accounts receivable, net	—	—	—	822,104	—	822,104
Inventory	—	—	—	51,292	—	51,292
Deferred income taxes	—	—	—	199,196	—	199,196
Other current assets	163	959	376	119,693	—	121,191

Total current assets	690	973	387	2,615,258	—	2,617,308

Long-term investments	—	—	—	222,802	—	222,802
Property, plant and equipment, net	—	—	—	3,886,924	—	3,886,924
Goodwill, net	—	—	—	341,939	—	341,939
Intercompany receivables	545,099	766,079	—	522	(1,311,700)	—
Investments in affiliates	3,212,605	2,539,283	270,461	1,544,222	(7,495,407)	71,164
Other long-term assets	—	10,295	826	79,149	—	90,270

Total assets	$3,758,394	$3,316,630	$271,674	$8,690,816	$(8,807,107)	$7,230,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$767,912	$—	$—	$—	$767,912
Trade accounts payable	—	23	—	336,566	—	336,589
Accrued liabilities	254	5,582	4,151	214,349	—	224,336
Income taxes payable	—	6,696	1,380	15,543	—	23,619

Total current liabilities	254	780,213	5,531	566,458	—	1,352,456

Long-term debt	—	1,027,721	224,030	—	—	1,251,751
Other long-term liabilities	—	—	—	151,415	—	151,415
Deferred income taxes	—	26,246	—	690,399	—	716,645
Intercompany payable	—	—	2,534	1,309,166	(1,311,700)	—

Total liabilities	254	1,834,180	232,095	2,717,438	(1,311,700)	3,472,267

Shareholders’ equity	3,758,140	1,482,450	39,579	5,973,378	(7,495,407)	3,758,140

Total liabilities and shareholders’ equity	$3,758,394	$3,316,630	$271,674	$8,690,816	$(8,807,107)	$7,230,407

	December 31, 2004
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,584	$—	$18	$317,107	$—	$384,709
Short-term investments	809,773	—	—	145,531	—	955,304
Accounts receivable, net	—	—	—	540,103	—	540,103
Inventory	—	—	—	28,653	—	28,653
Deferred income taxes	—	—	—	39,599	—	39,599
Other current assets	3,952	4,031	376	63,709	—	72,068

Total current assets	881,309	4,031	394	1,134,702	—	2,020,436

Long-term investments	—	—	—	71,034	—	71,034
Property, plant and equipment, net	—	—	—	3,275,495	—	3,275,495
Goodwill, net	—	—	—	327,225	—	327,225
Intercompany receivables	488,101	806,293	—	522	(1,294,916)	—
Investments in affiliates	1,561,205	2,138,674	254,974	1,181,818	(5,069,582)	67,089
Other long-term assets	—	19,080	1,009	81,241	—	101,330

Total assets	$2,930,615	$2,968,078	$256,377	$6,072,037	$(6,364,498)	$5,862,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$804,550	$—	$—	$—	$804,550
Trade accounts payable	—	23	—	211,577	—	211,600
Accrued liabilities	524	6,354	4,152	160,204	—	171,234
Income taxes payable	672	—	—	11,260	—	11,932

Total current liabilities	1,196	810,927	4,152	383,041	—	1,199,316

Long-term debt	—	977,922	223,764	—	—	1,201,686
Other long-term liabilities	—	—	—	146,337	—	146,337
Deferred income taxes	26	56,952	—	328,899	—	385,877
Intercompany payable	—	—	2,522	1,292,394	(1,294,916)	—

Total liabilities	1,222	1,845,801	230,438	2,150,671	(1,294,916)	2,933,216

Shareholders’ equity	2,929,393	1,122,277	25,939	3,921,366	(5,069,582)	2,929,393

Total liabilities and shareholders’ equity	$2,930,615	$2,968,078	$256,377	$6,072,037	$(6,364,498)	$5,862,609

Condensed Consolidating Statements of Income

	Year Ended December 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$—	$3,459,908	$—	$3,459,908
Earnings from unconsolidated affiliates	—	—	—	5,671	—	5,671
Earnings from consolidated affiliates	639,636	376,099	15,487	399,553	(1,430,775)	—
Investment income	11,980	—	7	73,443	—	85,430
Intercompany interest income	4,000	73,356	—	—	(77,356)	—

Total revenues and other income	655,616	449,455	15,494	3,938,575	(1,508,131)	3,551,009

Costs and other deductions:
Direct costs	—	—	—	1,997,267	—	1,997,267
General and administrative expenses	6,514	1,149	7	243,197	(894)	249,973
Depreciation and amortization	—	600	—	291,038	—	291,638
Depletion	—	—	—	46,894	—	46,894
Interest expense	—	37,488	11,439	(4,080)	—	44,847
Intercompany interest expense	—	—	—	77,356	(77,356)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	344	(1,078)	—	46,280	894	46,440

Total costs and other deductions	6,858	38,159	11,446	2,697,952	(77,356)	2,677,059

Income before income taxes	648,758	411,296	4,048	1,240,623	(1,430,775)	873,950

Income tax expense	63	13,023	1,376	210,793	—	225,255

Net income	$648,695	$398,273	$2,672	$1,029,830	$(1,430,775)	$648,695

	Year Ended December 31, 2004
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$—	$2,394,031	$—	$2,394,031
Earnings from unconsolidated affiliates	—	—	—	4,057	—	4,057
Earnings from consolidated affiliates	188,113	169,736	18,147	176,941	(552,937)	—
Investment income	25,277	1	—	24,786		50,064
Intercompany interest income	100,419	71,976	—	522	(172,917)	—

Total revenues and other income	313,809	241,713	18,147	2,600,337	(725,854)	2,448,152

Costs and other deductions:
Direct costs	—	—	—	1,572,649	—	1,572,649
General and administrative expenses	5,888	932	16	191,612	(3,060)	195,388
Depreciation and amortization	—	450	—	254,489	—	254,939
Depletion	—	—	—	45,460	—	45,460
Interest expense	—	39,048	11,470	(2,011)	—	48,507
Intercompany interest expense	—	522	—	172,395	(172,917)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	(806)	(2,344)	—	(4,539)	3,060	(4,629)

Total costs and other deductions	5,082	38,608	11,486	2,230,055	(172,917)	2,112,314

Income before income taxes	308,727	203,105	6,661	370,282	(552,937)	335,838

Income tax expense	6,270	12,346	2,332	12,433	—	33,381

Net income	$302,457	$190,759	$4,329	$357,849	$(552,937)	$302,457

	Year Ended December 31, 2003
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$—	$1,880,003	$—	$1,880,003
Earnings from unconsolidated affiliates	—	—	—	10,183	—	10,183
Earnings from consolidated affiliates	6,314	133,011	15,345	119,736	(274,406)	—
Investment income	1,808	34	11	31,960	—	33,813
Intercompany interest income	207,615	59,276	—	—	(266,891)	—

Total revenues and other Income	215,737	192,321	15,356	2,041,882	(541,297)	1,923,999

Costs and other deductions:
Direct costs	—	—	—	1,276,953	—	1,276,953
General and administrative expenses	3,298	(48)	8	162,145	—	165,403
Depreciation and amortization	—	—	—	226,528	—	226,528
Depletion	—	—	—	8,599	—	8,599
Interest expense	—	58,785	11,448	507	—	70,740
Intercompany interest expense	—	—	—	266,891	(266,891)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	3,923	1,140	(15)	(3,895)	—	1,153

Total costs and other deductions	7,221	59,877	11,441	1,937,728	(266,891)	1,749,376

Income before income taxes	208,516	132,444	3,915	104,154	(274,406)	174,623

Income tax expense (benefit)	16,288	(210)	1,488	(35,171)	—	(17,605)

Net income	$192,228	$132,654	$2,427	$139,325	$(274,406)	$192,228

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$121,081	$122,921	$(10,975)	$918,881	$(122,408)	$1,029,500

Cash flows from investing activities:
Purchases of investments	(117,623)	—	—	(628,120)	—	(745,743)
Sales and maturities of investments	104,508	—	—	645,054	—	749,562
Cash paid for investments in consolidated affiliates	(85,400)	(19,671)	—	(10,968)	116,039	—
Cash paid for acquisitions of businesses, net	—	—	—	(46,201)	—	(46,201)
Deposits on acquisitions closed subsequent to year-end	—	—	—	(36,005)	—	(36,005)
Capital expenditures	—	—	—	(907,316)	—	(907,316)
Proceeds from sales of assets and insurance claims	—	—	—	27,463	—	27,463

Net cash used for investing activities	(98,515)	(19,671)	—	(956,093)	116,039	(958,240)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	10,805	—	10,805
Reduction of long-term debt	—	—	—	(424)	—	(424)
Proceeds from issuance of common shares	9,860	—	—	184,604	—	194,464
Repurchase of common shares	(99,483)	—	—	—	—	(99,483)
Termination payment for interest rate swap	—	(2,736)	—	—	—	(2,736)
Proceeds from parent contributions	—	—	10,968	105,071	(116,039)	—
Cash dividends paid	—	(100,500)	—	(21,908)	122,408	—

Net cash (used for) provided by financing activities	(89,623)	(103,236)	10,968	278,148	6,369	102,626

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6,406	—	6,406

Net (decrease) increase in cash and cash equivalents	(67,057)	14	(7)	247,342	—	180,292
Cash and cash equivalents, beginning of period	67,584	—	18	317,107	—	384,709

Cash and cash equivalents, end of period	$527	$14	$11	$564,449	$—	$565,001

	Year Ended December 31, 2004
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$2,592	$375,884	$(10,967)	$513,968	$(318,279)	$563,198

Cash flows from investing activities:
Purchases of investments	(699,814)	—	—	(220,122)	—	(919,936)
Sales and maturities of investments	772,797	—	—	135,812	—	908,609
Cash paid for investments in consolidated affiliates	(218,053)	(60,000)	—	(170,968)	449,021	—
Capital expenditures	—	—	—	(544,429)	—	(544,429)
Proceeds from sales of assets and insurance claims	—	—	—	6,879	—	6,879
Investments in affiliate	—	—	—	(200)	—	(200)

Net cash used for investing activities	(145,070)	(60,000)	—	(793,028)	449,021	(549,077)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	9,865	—	9,865
Decrease in restricted cash	—	—	—	109	—	109
Intercompany borrowings	(198,675)	—	—	198,675	—	—
Reduction of long-term debt	—	(298,275)	—	(4,136)	—	(302,411)
Proceeds from issuance of common shares	5,044	—	—	66,204	—	71,248
Proceeds from parent contributions	—	160,000	10,968	278,053	(449,021)	—
Cash dividends paid	—	(177,610)	—	(140,669)	318,279	—

Net cash (used for) provided by financing activities	(193,631)	(315,885)	10,968	408,101	(130,742)	(221,189)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	12,040	—	12,040

Net (decrease) increase in cash and cash equivalents	(336,109)	(1)	1	141,081	—	(195,028)
Cash and cash equivalents, beginning of period	403,693	1	17	176,026	—	579,737

Cash and cash equivalents, end of period	$67,584	$—	$18	$317,107	$—	$384,709

	Year Ended December 31, 2003
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$169,665	$641,821	$(10,786)	$408,424	$(813,386)	$395,738

Cash flows from investing activities:
Purchases of investments	(225,904)	—	—	(1,250,643)	—	(1,476,547)
Sales and maturities of investments	77,640	—	—	1,333,504	—	1,411,144
Cash paid for investments in consolidated affiliates	—	(700,484)	—	(236)	700,720	—
Capital expenditures	—	—	—	(353,138)	—	(353,138)
Proceeds from sales of assets and insurance claims	—	—	—	10,476	—	10,476
Investments in affiliate	—	—	—	(175)	—	(175)

Net cash used for investing activities	(148,264)	(700,484)	—	(260,212)	700,720	(408,240)

Cash flows from financing activities:
Decrease in cash overdrafts	—	—	—	(778)	—	(778)
Decrease in restricted cash	—	—	—	1,925	—	1,925
Proceeds from long-term debt	—	700,000	—	—	—	700,000
Retirement of intercompany loan	316,050	—	—	(316,050)	—	—
Reduction of long-term debt	—	(494,903)	—	(49,576)	—	(544,479)
Debt issuance costs	—	(11,366)	(159)	—	—	(11,525)
Proceeds from issuance of common shares	26,115	—	—	226	—	26,341
Proceeds from parent contributions	—	—	10,755	689,965	(700,720)	—
Cash dividends paid	—	(135,105)	—	(678,281)	813,386	—

Net cash provided by (used for) financing activities	342,165	58,626	10,596	(352,569)	112,666	171,484

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6,704	—	6,704

Net increase (decrease) in cash and cash equivalents	363,566	(37)	(190)	(197,653)	—	165,686
Cash and cash equivalents, beginning of period	40,127	38	207	373,679	—	414,051

Cash and cash equivalents, end of period	$403,693	$1	$17	$176,026	$—	$579,737

18. SUBSEQUENT EVENTS
     On January 3, 2006, we completed an acquisition of 1183011 Alberta Ltd., a wholly owned subsidiary of Airborne Energy Solutions Ltd., through the purchase of all common shares outstanding for cash for a total purchase price of Cdn. $41.7 million (U.S. $35.8 million). In addition, we assumed debt, net or working capital, totaling approximately Cdn. $9.0 million (U.S. $7.7 million). 1183011 Alberta Ltd. owns 29 helicopters and fixed-wing aircraft and owns and operates a fleet of heliportable well-service equipment.
     On February 6, 2006, we redeemed 93% of our $1.2 billion zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million; an amount equal to the issue price plus accrued original issue discount to the date of repurchase. See further discussion of this subsequent event in Note 7.
     During February and March 2006 we repurchased and retired additional common shares in the open market. See further discussion of this subsequent event in Note 9.
     On December 13, 2005, our Board of Directors approved a two-for-one stock split on our common shares to be effectuated in the form of a stock dividend. The stock split is subject to the approval by our shareholders of a proposal to amend our Amended and Restated Bye-Laws to increase the authorized share capital of Nabors by the creation of additional common shares. This proposal will be voted on in a Special Meeting of Shareholders scheduled for March 30, 2006. Subject to this approval being received from our shareholders, we anticipate that the stock dividend will be distributed on April 17, 2006 to shareholders of record on March 31, 2006.
     Information pertaining to the composition of our shareholders’ equity accounts, shares and earnings per share has not been restated in the accompanying financial statements and notes to the consolidated financial statements to reflect this split. This information will be presented in our consolidated financial statements as of and for the quarter ended March 31, 2006. Information presented on an unaudited pro forma basis, reflecting the impact of this split as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 is as follows:

(Unaudited)	December 31,
(In thousands)	2005	2004
Shareholders’ Equity:
Common shares, par value $.001 per share	$316	$300
Capital in excess of par value	1,590,967	1,358,224
Unearned compensation	(15,649)	—
Accumulated other comprehensive income	192,980	148,229
Retained earnings	1,989,526	1,422,640

Total shareholders’ equity	$3,758,140	$2,929,393

		Common	Per Common
(Unaudited)	Net Income	Shares	Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount
2005:
Basic earnings per share	$648,695	$312,134	$2.08
Diluted earnings per share	648,695	324,378	2.00
2004:
Basic earnings per share	$302,457	$297,872	$1.02
Diluted earnings per share	314,895	328,060	.96
2003:
Basic earnings per share	$192,228	$292,990	$.66
Diluted earnings per share	195,867	313,794	.62

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     See Management’s Report on Internal Control over Financial Reporting included in Part II, Item 8 on page 36 of this report.
ITEM 9B. OTHER INFORMATION
     On March 10, 2006, our Board of Directors exercised its election to fix the termination date of the employment agreements for our Chairman and Chief Executive Officer, Mr. Eugene M. Isenberg, and Deputy Chairman, President and Chief Operating Officer, Mr. Anthony G. Petrello. Accordingly those agreements will expire on September 30, 2010.
     Mr. Isenberg also voluntarily executed an amendment to his employment agreement revising for fiscal year 2006 the annual cash bonus percentage included therein from an amount equal to 6% of Nabors’ net cash flow (as defined in his employment agreement) in excess of 15% of the average shareholders’ equity to an amount equal to 3% of that same calculation. After 2006 and for the remainder of the term of his employment agreement, his cash bonus will remain at 6% of Nabors’ net cash flow (as defined in his employment agreement) in excess of 15% of the average shareholders’ equity.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information called for by this item will be contained in the Nabors Industries Ltd. definitive proxy statement to be distributed in connection with its 2006 annual meeting of shareholders under the captions “Election of Directors” and “Other Executive Officers” and is incorporated into this document by reference.
     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires Nabors’ directors and executive officers, and persons who own more than 10% of a registered class of Nabors’ equity securities, to file with the Securities and Exchange Commission and the national securities exchange that the common shares are registered on the initial reports of ownership and reports of changes in ownership of common shares and other equity securities of Nabors. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish Nabors with copies of all Section 16(a) forms which they file.

     To our knowledge, based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during 2005 and Form 5 and amendments thereto furnished to us with respect to the year 2005, and written representations that no other reports were required, all Section 16(a) filings required to be made by Nabors’ officers, directors and greater than 10% beneficial owners with respect to the fiscal year 2005 were timely filed, except that Mr. Martin Whitman filed one Form 4 late with respect to a single sale transaction that occurred in May 2005.
     We have adopted a Code of Business Conduct that satisfies the SEC’s definition of a “Code of Ethics” and applies to all employees, including as our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics is posted on our website at www.nabors.com. We intend to disclose on our website any amendments to the Code of Conduct and any waivers of the Code of Conduct that apply to our principal executive officer, principal financial officer, and principal accounting officer.
     On October 21, 2005, we filed with the New York Stock Exchange, or NYSE, the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to this annual report the applicable certifications of our Chairman and Chief Executive Officer and our Vice President and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION
     Except as specified in the following sentence, the information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our 2006 annual meeting of shareholders under the caption “Management Compensation” and is incorporated into this document by reference. Information in Nabors’ 2006 proxy statement not deemed to be “soliciting material” or “filed” with the Commission under its rules, including the Report of the Compensation Committee on Executive Compensation, the Report of the Audit Committee and the Five Year Stock Performance Graph, is not deemed to be incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     The Company maintains eleven different equity compensation plans: the 1993 Stock Option Plan for Non-Employee Directors, 1996 Executive Officers Incentive Stock Plan, 1996 Employee Stock Plan, 1996 Chairman’s Executive Stock Plan, 1996 Executive Officers Stock Plan, 1997 Executive Officers Incentive Stock Plan, 1998 Employee Stock Plan, 1998 Chairman’s Executive Stock Plan, 1999 Stock Option Plan for Non-Employee Directors, 1999 Pool Employee/Director Option Exchange Plan and 2003 Employee Stock Plan pursuant to which it may grant equity awards to eligible persons from certain plans. The terms of the Company’s Equity Compensation Plans are described more fully below.
     The following table gives information about these equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
			Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	11,076,970	$44.6594	5,471,063 (1)
Equity compensation plans not approved by security holders (2)	8,203,067	$42.4782	451,362
Total	19,280,037		5,922,425

(1)	The 1996 Employee Stock Plan incorporates an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1996 Employee Stock Plan will increase by an amount equal to 1 1/2 % of the common shares outstanding on December 31 of the immediately preceding fiscal year.

(2)	The Company issued 153,519 stock options under the 1999 Pool Employee/Director Option Exchange Plan of Pool Energy Services Co. The remaining options are exercisable for 1,972 common shares of the Company (after giving effect to the exchange ratio provided in the Pool acquisition agreement). The options have a weighted-average exercise price of $15.7151 per share. No further awards will be made under the 1999 Pool Employee/Director Option Exchange Plan.
     Following is a brief summary of the material terms of the plans that have not been approved by our shareholders. Unless otherwise indicated, (1) each plan is administered by an independent committee appointed by the Company’s Board of Directors; (2) the exercise price of options granted under each plan shall be no less than 100% of the fair market value per common share on the date of the grant of the option; (3) the term of an award granted under each plan may not exceed ten years; (4) options granted under the plan are nonstatutory options not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (NSOs); and (5) unless otherwise determined by the committee in its discretion, options may not be exercised after the optionee has ceased to be in the employ of the Company.
1996 Executive Officers Incentive Stock Plan
     The plan reserves for issuance up to 3,600,000 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total number of common shares authorized to be issued under the plan.
1996 Chairman’s Executive Stock Plan
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
1998 Chairman’s Executive Stock Plan
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
1999 Stock Option Plan for Non-Employee Directors
     The plan reserves for issuance up to 1,500,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by the Company’s Board of Directors, provided that the Board may appoint a committee to administer the plan. In no event shall an eligible director consider or vote on the administration of this plan or serve as a member of the committee. Options may be granted under the plan to non-employee directors of the Company. Options shall vest and become non-forfeitable on the first year anniversary of the day on which such option was granted, if the optionee has continued to serve as a director until that day, unless otherwise provided. In the event of termination of an optionee’s service as a director by reason of voluntary retirement, declining to stand for re-election or becoming a full time employee of the Company or a subsidiary of the Company, all unvested options granted pursuant to this Plan shall automatically expire and shall not be exercisable and all options unexercised shall continue to be exercisable until the stated expiration date of such options. In the event of death or disablement of an optionee while the optionee is a director, the then-outstanding options of such optionee shall be exercisable for two years from the date of the death or disablement of the optionee or by his/her successors in interest. All unvested options shall automatically vest and become non-forfeitable as of the date of death or disablement and shall be exercisable for two years from the date of the death of the optionee or until the stated grant expiration date, whichever is earlier, by the optionee or by his/her successors in interest. In the event of the termination of an optionee’s service as a director by the Board of Directors for cause or the failure of such director to be re-elected, the administrator of the plan in its sole discretion can cancel the then-outstanding options of such optionee, including those options which have vested and such options shall automatically expire and become non-exercisable on the effective date of such termination.
1999 Pool Employee/Director Option Exchange Plan
     The plan reserves for issuance up to 1,466,010 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to former employees and non-employee directors of Pool Energy Services Co. or its subsidiaries who held options to purchase shares of Pool common stock pursuant to certain stock option plans of Pool. The exercise price of options granted under the plan shall equal the exercise price per share of the corresponding Pool option, divided by 1.025 (rounding the resulting exercise price up to the nearest whole cent). The period for exercise of an option shall be the same as the period for exercise of the corresponding Pool option. If an optionee has ceased to be in the employ of the Company or its subsidiaries, any outstanding options, whether or not vested, generally may not be exercised after the optionee’s date of termination and shall be forfeited; provided however, in its sole discretion the committee may extend the time to exercise any option to a period ending on its applicable expiration date. The committee, in its discretion, shall have the authority to make provisions in its grant agreements to address vesting and other issues arising in connection with a change of control.
The remainder of the information called for by this item will be contained in our definitive proxy statement to be distributed in connection with our 2006 annual meeting of shareholders under the caption “Share Ownership of Management and Principal Shareholders” and is incorporated into this document by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information called for by this item will be contained in our definitive 2006 proxy statement to be distributed in connection with our 2006 annual meeting of shareholders under the captions “Certain Relationships” and “Compensation Committee Interlocks and Insider Participation” and is incorporated into this document by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information called for by this item will be contained in our definitive 2006 proxy statement to be distributed in connection with our 2006 annual meeting of shareholders under the caption “Principal Accountant Fees and Services” and is incorporated into this document by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
(2)	Financial Statement Schedules

Page No.
Report of Independent Auditors on Financial Statement Schedule	S-1
Schedule II — Valuation and Qualifying Accounts	S-2
          All other supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (File No. 333-76198) filed with the Commission on May 10, 2002, as amended).

2.2	Amended and Restated Acquisition Agreement, dated as of March 18, 2002, by and between Nabors Industries, Inc. and Enserco Energy Service Company Inc. (incorporated by reference to Exhibit 2.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (File No. 333-85228)).

2.3	Form of Plan of Arrangement Under Section 192 of the Canada Business Corporations Act Involving and Affecting Enserco Energy Service Company Inc. and its Securityholders (included in Schedule B to Exhibit 2.2).

2.4	Arrangement Agreement dated August 12, 2002 between Nabors Industries Ltd. and Ryan Energy Technologies Inc. (incorporated by reference to Exhibit 2.4 to Nabors Industries Ltd.’s Form 10-K for the year ended December 31, 2002 (File No. 000-49887)).

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).

3.3	Form of Resolutions of the Board of Directors of Nabors Industries Ltd. authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

4.1	Indenture dated as of February 5, 2001 between Nabors Industries, Inc. and Bank One, N.A., as trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.11 to Nabors Industries, Inc.’s Form 10-K, File No. 1-9245, filed with the Commission on March 30, 2001).

4.2	First Supplemental Indenture, dated as of June 21, 2002 among Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.5 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed with the Commission on August 14, 2002).

4.3	Second Supplemental Indenture dated as of October 25, 2004 by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.), as Trustee, to the Indenture, dated as of February 5, 2001, as amended, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference

Exhibit No.	Description

to Exhibit 4.1 to Nabors Industries Ltd.’s Current Report on Form 8-K, File No. 000-49887, filed with the Commission on October 27, 2004).

4.4	Indenture, dated August 22, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.’s Series A and Series B 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-4 (Registration No. 333-10049201) filed with the Commission on October 11, 2002).

4.5	Indenture, dated August 22, 2002, among Nabors Holdings 1, ULC, as issuer, Nabors Industries, Inc. and Nabors Industries Ltd., as guarantors, and Bank One, N.A., with respect to Nabors Holdings 1, ULC’s Series A and Series B 4.875% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Nabors Holdings 1, ULC’s Registration Statement on Form S-4 (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

4.6	Form of Provisions Attaching to the Exchangeable Shares of Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

4.7	Form of Support Agreement between Nabors Industries, Inc., 3064297 Nova Scotia Company and Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

4.8	Form of Acknowledgement of Novation to Nabors Industries, Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust Company of Canada and 3064297 Nova Scotia Company executed by Nabors Industries Ltd. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

4.9	Indenture, dated as of June 10, 2003, between Nabors Industries, Inc., Nabors Industries Ltd. and Bank One, N.A. with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3, (File No. 333-107806-01, filed with the Commission on August 8, 2003)).

4.10	Registration Rights Agreement, dated as of June 10, 2003, by and among Nabors Industries, Inc., Nabors Industries Ltd. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3, File No. 333-107806-01, filed with the Commission on August 8, 2003).

4.11	First Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association, (as successor to Bank One, N.A.), as trustee to the Indenture, dated as of June 10, 2003, with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Current Report on Form 8-K, File No. 000-49887, filed with the Commission on October 27, 2004).

4.12	Indenture, dated as of December 13, 2004, by and among Nabors Industries, Inc., Nabors Industries Ltd., and J.P. Morgan Trust Company, National Association, with respect to Nabors Industries, Inc.’s Series B Zero Coupon Senior Exchangeable Notes due 2023

Exhibit No.	Description

(incorporated by reference to Exhibit 4.12 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed with the Commission on March 7, 2005).

10.1 (+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.’s Registration Statement on Form S-8, Registration No. 333-11313, filed September 3, 1996).

10.2 (+)	1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.4 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 30, 1996).

10.3 (+)	1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.5 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 30, 1996).

10.4 (+)	Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.’s Form 10-Q, File No. 1-9245, filed May 16, 1997).

10.5 (+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of June 24, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.6 (+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.7 (+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of December 28, 2005 (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed December 28, 2005).

10.8 (+)	Fourth Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of March 10, 2006. *

10.9 (+)	Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.’s Form 10-Q, File No. 1-9245, filed May 16, 1997).

10.10 (+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 24, 2002 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.11 (+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of July 17, 2002 (incorporated by reference to Exhibit 10.3 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.12 (+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of December 28, 2005 (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed December 28, 2005).

10.13 (+)	Waiver dated as of September 27, 2002 pursuant to Section 9.[c] and Schedule 9.[c] of the Amended Employment Agreement among Nabors Industries, Inc., Nabors Industries

Exhibit No.	Description

Ltd., and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed November 14, 2002).

10.14 (+)	Nabors Industries, Inc. 1996 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.17 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.15 (+)	Nabors Industries, Inc. 1996 Executive Officers Stock Plan (incorporated by reference to Exhibit 10.18 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.16 (+)	Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.17 (+)	Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.18 (+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.19 (+)	Nabors Industries, Inc. 1998 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.20 (+)	Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.21 (+)	Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K, File No. 1-09245, filed March 19, 2002).

10.22 (+)	1999 Pool Employee/Director Option Exchange Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-09245, filed March 19, 2002).

10.23	Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 31, 2003).

10.24 (+)	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed May 12, 2003).

10.25 (+)	2003 Employee Stock Option Plan (incorporated by reference to Annex D of Nabors Industries Ltd.’s Notice of 2003 Annual General Meeting of Shareholders and Proxy Statement, File No. 000-49887, filed May 8, 2003).

10.26	Purchase and Sale Agreement (Red River) by and among El Paso Production Company and El Paso Production GOM Inc., jointly and severally as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.23 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

Exhibit No.	Description

10.27	Purchase and Sale Agreement (USA) between El Paso Production Oil & Gas USA, L.P., as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.24 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.28	Exploration Participation Agreement (South Texas) by and between El Paso Production Oil & Gas Company and El Paso Production Oil & Gas USA, L.P., jointly and severally and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.25 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.29	Exploration Participation Agreement (Catapult) by and between El Paso Production Company, and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.26 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.30 (+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.31 (+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.32 (+)	Form of Stock Option Agreement—Isenberg/Petrello (incorporated by reference to Exhibit 10.03 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.33 (+)	Form of Stock Option Agreement — Others (incorporated by reference to Exhibit 10.04 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.34 (+)	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 3, 2005).

12	Computation of Ratios. *

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

18	Preference Letter of Independent Accountants Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed November 2, 2005).

21	Significant Subsidiaries of Nabors Industries Ltd. *

23	Consent of Independent Registered Public Accounting Firm. *

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. *

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. *

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and Bruce P.

Exhibit No.	Description

Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. (furnished herewith).

*	Filed herewith.

(+)	Management contract or compensatory plan or arrangement.

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

Date: March 16, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eugene M. Isenberg Eugene M. Isenberg	Chairman and Chief Executive Officer	March 16, 2006
/s/ Alexander M. Knaster Alexander M. Knaster	Director	March 16, 2006
/s/ James L. Payne James L. Payne	Director	March 16, 2006
/s/ Anthony G. Petrello Anthony G. Petrello	Deputy Chairman, President and Chief Operating Officer	March 16, 2006
/s/ Hans Schmidt Hans Schmidt	Director	March 16, 2006
/s/ Myron M. Sheinfeld Myron M. Sheinfeld	Director	March 16, 2006
/s/ Martin J. Whitman Martin J. Whitman	Director	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Shareholders and Board of Directors
of Nabors Industries Ltd.:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 16, 2006 appearing in this Form 10-K of Nabors Industries Ltd. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 16, 2006

S-1

NABORS INDUSTRIES LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004, and 2003

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
(In Thousands)	of Period	Expenses	Accounts	Deductions		Period
2005
Allowance for doubtful accounts	$10,978	$1,024	$289	$(927	) (1)	$11,364
Inventory reserve	1,749	178	—	(119	) (2)	1,808
Valuation allowance on deferred tax assets	14,508	3,058	—	—		17,566

2004
Allowance for doubtful accounts	$10,986	$2,359	$281	$(2,648	) (1)	$10,978
Inventory reserve	1,367	819	—	(437	) (2)	1,749
Valuation allowance on deferred tax assets	11,703	2,805	—	—		14,508

2003
Allowance for doubtful accounts	$13,801	$1,311	$178	$(4,304	) (1)	$10,986
Inventory reserve	4,270	475	—	(3,378	) (2)	1,367
Valuation allowance on deferred tax assets	6,540	5,163	—	—		11,703

(1)	Uncollected receivables written off, net of recoveries.

(2)	Inventory reserves written off.

S-2

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (File No. 333-76198) filed with the Commission on May 10, 2002, as amended).

2.2	Amended and Restated Acquisition Agreement, dated as of March 18, 2002, by and between Nabors Industries, Inc. and Enserco Energy Service Company Inc. (incorporated by reference to Exhibit 2.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (File No. 333-85228)).

2.3	Form of Plan of Arrangement Under Section 192 of the Canada Business Corporations Act Involving and Affecting Enserco Energy Service Company Inc. and its Securityholders (included in Schedule B to Exhibit 2.2).

2.4	Arrangement Agreement dated August 12, 2002 between Nabors Industries Ltd. and Ryan Energy Technologies Inc. (incorporated by reference to Exhibit 2.4 to Nabors Industries Ltd.’s Form 10-K for the year ended December 31, 2002 (File No. 000-49887)).

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).

3.3	Form of Resolutions of the Board of Directors of Nabors Industries Ltd. authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

4.1	Indenture dated as of February 5, 2001 between Nabors Industries, Inc. and Bank One, N.A., as trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.11 to Nabors Industries, Inc.’s Form 10-K, File No. 1-9245, filed with the Commission on March 30, 2001).

4.2	First Supplemental Indenture, dated as of June 21, 2002 among Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.5 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed with the Commission on August 14, 2002).

4.3	Second Supplemental Indenture dated as of October 25, 2004 by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.), as Trustee, to the Indenture, dated as of February 5, 2001, as amended, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Current Report on Form 8-K, File No. 000-49887, filed with the Commission on October 27, 2004).

4.4	Indenture, dated August 22, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.’s Series A and Series B 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors

Exhibit No.	Description

Industries, Inc.’s Registration Statement on Form S-4 (Registration No. 333-10049201) filed with the Commission on October 11, 2002).

4.5	Indenture, dated August 22, 2002, among Nabors Holdings 1, ULC, as issuer, Nabors Industries, Inc. and Nabors Industries Ltd., as guarantors, and Bank One, N.A., with respect to Nabors Holdings 1, ULC’s Series A and Series B 4.875% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Nabors Holdings 1, ULC’s Registration Statement on Form S-4 (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

4.6	Form of Provisions Attaching to the Exchangeable Shares of Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

4.7	Form of Support Agreement between Nabors Industries, Inc., 3064297 Nova Scotia Company and Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

4.8	Form of Acknowledgement of Novation to Nabors Industries, Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust Company of Canada and 3064297 Nova Scotia Company executed by Nabors Industries Ltd. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

4.9	Indenture, dated as of June 10, 2003, between Nabors Industries, Inc., Nabors Industries Ltd. and Bank One, N.A. with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3, (File No. 333-107806-01, filed with the Commission on August 8, 2003)).

4.10	Registration Rights Agreement, dated as of June 10, 2003, by and among Nabors Industries, Inc., Nabors Industries Ltd. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3, File No. 333-107806-01, filed with the Commission on August 8, 2003).

4.11	First Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association, (as successor to Bank One, N.A.), as trustee to the Indenture, dated as of June 10, 2003, with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Current Report on Form 8-K, File No. 000-49887, filed with the Commission on October 27, 2004).

4.12	Indenture, dated as of December 13, 2004, by and among Nabors Industries, Inc., Nabors Industries Ltd., and J.P. Morgan Trust Company, National Association, with respect to Nabors Industries, Inc.’s Series B Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.12 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed with the Commission on March 7, 2005).

10.1 (+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.’s Registration Statement on Form S-8, Registration No. 333-11313, filed September 3, 1996).

10.2 (+)	1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.4 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 30, 1996).

Exhibit No.	Description

10.3 (+)	1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.5 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 30, 1996).

10.4 (+)	Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.’s Form 10-Q, File No. 1-9245, filed May 16, 1997).

10.5 (+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of June 24, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.6 (+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.7 (+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of December 28, 2005 (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed December 28, 2005).

10.8 (+)	Fourth Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of March 10, 2006. *

10.9 (+)	Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.’s Form 10-Q, File No. 1-9245, filed May 16, 1997).

10.10 (+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 24, 2002 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.11 (+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of July 17, 2002 (incorporated by reference to Exhibit 10.3 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.12 (+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of December 28, 2005 (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed December 28, 2005).

10.13 (+)	Waiver dated as of September 27, 2002 pursuant to Section 9.[c] and Schedule 9.[c] of the Amended Employment Agreement among Nabors Industries, Inc., Nabors Industries Ltd., and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed November 14, 2002).

10.14 (+)	Nabors Industries, Inc. 1996 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.17 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.15 (+)	Nabors Industries, Inc. 1996 Executive Officers Stock Plan (incorporated by reference to Exhibit 10.18 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.16 (+)	Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

Exhibit No.	Description

10.17 (+)	Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.18 (+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.19 (+)	Nabors Industries, Inc. 1998 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.20 (+)	Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.21 (+)	Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K, File No. 1-09245, filed March 19, 2002).

10.22 (+)	1999 Pool Employee/Director Option Exchange Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-09245, filed March 19, 2002).

10.23	Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 31, 2003).

10.24 (+)	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed May 12, 2003).

10.25 (+)	2003 Employee Stock Option Plan (incorporated by reference to Annex D of Nabors Industries Ltd.’s Notice of 2003 Annual General Meeting of Shareholders and Proxy Statement, File No. 000-49887, filed May 8, 2003).

10.26	Purchase and Sale Agreement (Red River) by and among El Paso Production Company and El Paso Production GOM Inc., jointly and severally as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.23 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.27	Purchase and Sale Agreement (USA) between El Paso Production Oil & Gas USA, L.P., as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.24 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.28	Exploration Participation Agreement (South Texas) by and between El Paso Production Oil & Gas Company and El Paso Production Oil & Gas USA, L.P., jointly and severally and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.25 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.29	Exploration Participation Agreement (Catapult) by and between El Paso Production Company, and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.26 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.30 (+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.31 (+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

Exhibit No.	Description

10.32 (+)	Form of Stock Option Agreement—Isenberg/Petrello (incorporated by reference to Exhibit 10.03 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.33 (+)	Form of Stock Option Agreement — Others (incorporated by reference to Exhibit 10.04 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.34 (+)	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 3, 2005).

12	Computation of Ratios. *

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

18	Preference Letter of Independent Accountants Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed November 2, 2005).

21	Significant Subsidiaries of Nabors Industries Ltd. *

23	Consent of Independent Registered Public Accounting Firm. *

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. *

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. *

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. (furnished herewith).

*	Filed herewith.

(+)	Management contract or compensatory plan or arrangement.