Form 10-Q
period 2006-03-31
NABORS INDUSTRIES LTD
filed 2006-05-10
CIK 1163739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

Commission file number: 001-32657

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

The number of common shares, par value $.001 per share, outstanding as of April 28, 2006 was 310,207,011. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 187,760 exchangeable shares outstanding as of April 28, 2006 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$293,302	$565,001
Short-term investments	181,554	858,524
Accounts receivable, net	949,524	822,104
Inventory	58,238	51,292
Deferred income taxes	201,230	199,196
Other current assets	72,222	121,191

Total current assets	1,756,070	2,617,308
Long-term investments	250,413	222,802
Property, plant and equipment, net	4,156,554	3,886,924
Goodwill, net	359,955	341,939
Other long-term assets	167,547	161,434

Total assets	$6,690,539	$7,230,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$767,912
Trade accounts payable	390,029	336,589
Accrued liabilities	227,717	224,336
Income taxes payable	71,219	23,619

Total current liabilities	688,965	1,352,456
Long-term debt	1,252,384	1,251,751
Other long-term liabilities	158,220	151,415
Deferred income taxes	777,820	716,645

Total liabilities	2,877,389	3,472,267

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued and outstanding 310,047 and 315,393, respectively	309	315
Capital in excess of par value	1,560,945	1,590,968
Unearned compensation	—	(15,649)
Accumulated other comprehensive income	195,833	192,980
Retained earnings	2,056,063	1,989,526

Total shareholders’ equity	3,813,150	3,758,140

Total liabilities and shareholders’ equity	$6,690,539	$7,230,407

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2006	2005

Revenues and other income:
Operating revenues	$1,163,926	$783,728
Earnings from unconsolidated affiliates	4,399	2,003
Investment income	13,870	11,788

Total revenues and other income	1,182,195	797,519

Costs and other deductions:
Direct costs	614,617	474,626
General and administrative expenses	88,797	58,641
Depreciation and amortization	81,389	68,188
Depletion	13,017	12,353
Interest expense	8,055	10,737
Losses on sales of long-lived assets, impairment charges and other expense (income), net	4,029	3,871

Total costs and other deductions	809,904	628,416

Income before income taxes	372,291	169,103

Income tax expense:
Current	61,425	12,215
Deferred	54,103	29,474

Total income tax expense	115,528	41,689

Net income	$256,763	$127,414

Earnings per share:
Basic	$.82	$.42
Diluted	$.79	$.40
Weighted-average number of common shares outstanding:
Basic	312,990	304,330

Diluted	324,536	317,554

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005

Cash flows from operating activities:
Net income	$256,763	$127,414
Adjustments to net income:
Depreciation and amortization	81,389	68,188
Depletion	13,017	12,353
Deferred income tax expense	54,103	29,474
Deferred financing costs amortization	867	1,221
Pension liability amortization	105	120
Discount amortization on long-term debt	2,409	5,134
Amortization of loss on hedges	139	38
Losses on long-lived assets, net	3,173	1,888
Gains on investments, net	(5,700)	(1,448)
Gains on derivative instruments	(959)	(928)
Stock based compensation	7,700	483
Tax benefit related to the exercise of stock options	(1,815)	—
Foreign currency transaction (gains) losses	(219)	271
Equity in earnings from unconsolidated affiliates, net of dividends	(4,399)	(503)
Increase (decrease) from changes in:
Accounts receivable	(121,111)	(106,471)
Inventory	(7,016)	(3,140)
Other current assets	13,272	3,558
Other long-term assets	7,617	(227)
Trade accounts payable and accrued liabilities	40,520	14,040
Income taxes payable	48,002	9,314
Other long-term liabilities	8,109	2,395

Net cash provided by operating activities	395,966	163,174

Cash flows from investing activities:
Purchases of investments	(38,769)	(179,700)
Sales and maturities of investments	701,158	120,740
Cash paid for acquisitions of businesses, net	(13,465)	(6,775)
Capital expenditures	(346,211)	(173,780)
Proceeds from sales of assets and insurance claims	2,416	3,203

Net cash provided by (used for) investing activities	305,129	(236,312)

Cash flows from financing activities:
Increase in short-term borrowings	—	1,684
Increase in cash overdrafts	9,898	13,376
Reduction of long-term debt	(769,789)	—
Proceeds from issuance of common shares	8,263	136,938
Repurchase of common shares	(222,384)	—
Tax benefit related to the exercise of stock options	1,815	—

Net cash (used for) provided by financing activities	(972,197)	151,998

Effect of exchange rate changes on cash and cash equivalents	(597)	(644)

Net (decrease) increase in cash and cash equivalents	(271,699)	78,216
Cash and cash equivalents, beginning of period	565,001	384,709

Cash and cash equivalents, end of period	$293,302	$462,925

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
					Unrealized
	Common				Gains	Minimum	Unrealized
	Shares		Capital in		(Losses) on	Pension	Loss on	Cumulative		Total
		Par	Excess of	Unearned	Marketable	Liability	Cash Flow	Translation	Retained	Shareholders’
(In thousands)	Shares	Value	Par Value	Compensation	Securities	Adjustment	Hedges	Adjustment	Earnings	Equity

Balances, December 31, 2005	315,393	$315	$1,590,968	$(15,649)	$18,865	$(3,002)	$(992)	$178,109	$1,989,526	$3,758,140

Comprehensive Income:
Net income									256,763	256,763
Translation adjustment								(4,093)		(4,093)
Unrealized gains on marketable securities, net of income taxes of $406					6,042					6,042
Less: reclassification adjustment for (gains) losses included in net income, net of income tax benefit of $11					800					800
Pension liability amortization, net of income taxes of $39						66				66
Amortization of loss on cash flow hedges							38			38

Total comprehensive income	—	—	—	—	6,842	66	38	(4,093)	256,763	259,616

Adoption of SFAS 123-R			(15,649)	15,649						—
Issuance of common shares for stock options exercised	405		8,263							8,263
Nabors Exchangeco shares exchanged	29									—
Repurchase of common shares	(6,400)	(6)	(32,152)						(190,226)	(222,384)
Tax effect of stock option deductions			1,815							1,815
Grants of restricted stock awards	640									—
Forfeitures of restricted stock awards	(20)									—
Stock based compensation			7,700							7,700

Subtotal	(5,346)	(6)	(30,023)	15,649	—	—	—	—	(190,226)	(204,606)

Balances, March 31, 2006	310,047	$309	$1,560,945	$—	$25,707	$(2,936)	$(954)	$174,016	$2,056,063	$3,813,150

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
					Unrealized
	Common				Gains	Minimum	Unrealized
	Shares		Capital in		(Losses) on	Pension	Loss on	Cumulative		Total
		Par	Excess of	Unearned	Marketable	Liability	Cash Flow	Translation	Retained	Shareholders’
(In thousands)	Shares	Value	Par Value	Compensation	Securities	Adjustment	Hedges	Adjustment	Earnings	Equity

Balances, December 31, 2004	299,722	$300	$1,358,224	$—	$271	$(2,419)	$(1,143)	$151,520	$1,422,640	$2,929,393

Comprehensive income:
Net income									127,414	127,414
Translation adjustment								(4,573)		(4,573)
Unrealized gains on marketable securities, net of income taxes of $643					6,778					6,778
Less: reclassification adjustment for gains included in net income, net of income taxes of $23					(2,281)					(2,281)
Pension liability amortization, net of income taxes of $44						76				76
Amortization of loss on cash flow hedges							38			38

Total comprehensive income	—	—	—	—	4,497	76	38	(4,573)	127,414	127,452

Issuance of common shares for stock options exercised	15,522	16	136,922							136,938
Nabors Exchangeco shares exchanged	22									—
Tax effect of stock option deductions			24,165							24,165
Grants of restricted stock awards			17,447	(17,447)						—
Amortization of unearned compensation				483						483

Subtotal	15,544	16	178,534	(16,964)	—	—	—	—	—	161,586

Balances, March 31, 2005	315,266	$316	$1,536,758	$(16,964)	$4,768	$(2,343)	$(1,105)	$146,947	$1,550,054	$3,218,431

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 575 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 216 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 43 platform, 20 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We time charter a fleet of 29 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations. During the first quarter of 2006, we began to offer logistics services for onshore drilling and well-servicing operations in Canada using helicopters and fixed-winged aircraft purchased from Airborne Energy Solutions Ltd. on January 3, 2006 (Note 4). We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software. We have also made selective investments in oil and gas exploration, development and production activities.

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

As used in this Report, “we,” “us,” “our” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

Note 2	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2005. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2006 and the results of our operations and our cash flows for the three months ended March 31, 2006 and 2005, in accordance with GAAP. Interim results for the three months ended March 31, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006.

On December 13, 2005, our Board of Directors approved a two-for-one stock split on our common shares to be effectuated in the form of a stock dividend. The stock dividend was distributed on April 17, 2006 to shareholders of record on March 31, 2006 (see Note 7). For all balance sheets presented, capital in excess of par value was reduced by $.2 million and common shares were increased by $.2 million. All common share, per share and stock option amounts included in the accompanying Consolidated Financial Statements and related notes have been restated to reflect the effect of the stock split.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $75.6 million and $71.2 million as of March 31, 2006 and December 31, 2005, respectively, and are included in other long-term assets in our consolidated balance sheets. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments in our consolidated balance sheets.

Note 3	Share-Based Compensation

The Company has several stock-based employee compensation plans, which are more fully described in Note 9 in the Company’s 2005 Annual Report on Form 10-K. Prior to January 1, 2006, we accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, no compensation expense was reflected in net income for the Company’s stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the income statement for restricted stock grants over the vesting period of the award.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments,” (SFAS 123-R), using the modified prospective application method. Under this transition method, the Company is now required to record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. This amount of compensation cost recognized was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.

As a result of adopting SFAS 123-R on January 1, 2006, Nabors’ income before income taxes and net income for the three months ended March 31, 2006 were $5.5 million, and $4.3 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $.83 and $.80, respectively, if the Company had not adopted SFAS 123-R, compared to reported basic and diluted earnings per share of $.82 and $.79, respectively.

Compensation expense related to awards of restricted stock was recognized before the adoption of SFAS 123-R. Compensation expense for restricted stock totaled $2.2 million and $.5 million for the three months ended March 31, 2006 and 2005, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income. Total stock-based compensation expense, which includes both stock options and restricted stock totaled $7.7 million for the three months ended March 31, 2006. Stock-based compensation expense has been allocated to the various operating segments (Note 11).

Prior to adoption of SFAS 123-R, Nabors presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123-R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual tax benefit realized from options exercised in the three months ended March 31, 2006 was $1.8 million.

Under the provisions of SFAS 123-R, the recognition of unearned compensation, a contra-equity account representing the amount of unrecognized restricted stock expense, is no longer required. Therefore, in the first quarter of 2006, the Unearned Compensation amount that was included in our December 31, 2005 consolidated balance sheet was reduced to zero with a corresponding decrease to Capital in Excess of Par Value.

Prior Period Pro Forma Presentation

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123-R. The following pro forma information, as required by SFAS No. 148 “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” is presented for comparative purposes and illustrates the effect on our net income and earnings per share if we had applied the provisions of SFAS 123-R during the quarter ended March 31, 2005:

Three Months Ended
March 31,
(In thousands, except per share amounts)	2005

Net income, as reported	$127,414
Add: Stock-based compensation expense, relating to restricted stock awards, included in reported net income, net of related tax effects	304
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(9,077)

Pro forma net income — basic	$118,641

Add: Interest expense on assumed conversion of our zero coupon senior convertible/exchangeable debentures/notes, net of tax	—

Adjusted pro forma net income — diluted	$118,641

Earnings per share:
Basic — as reported	$.42
Basic — pro forma	$.39
Diluted — as reported	$.40
Diluted — pro forma	$.37

Stock Option Plans

Stock option awards under the Company’s various stock-based employee compensation plans are granted at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plan generally vest in varying periodic installments after one year. In the case of certain key executives, options granted under the plans may vest immediately on the grant date. Options granted under the plan expire ten years from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on implied volatilities from traded options on the Nabors’ common shares, historical volatility of Nabors’ common shares, and other factors. We use historical data to estimate the expected term of the options and employee terminations within the option-pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding.

We also consider an estimated forfeiture rate when determining the fair value of each award, and we only recognize compensation cost for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years. The forfeiture rate for the first quarter of 2006 is based on historical experience. Estimated forfeitures will be adjusted to reflect actual forfeitures in future periods.

There were no stock options granted, and as a result, no fair value determinations were made during the three months ended March 31, 2006.

Stock option transactions under the Company’s various stock-based employee compensation plans during the three months ended March 31, 2006, are presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
(In thousands, except exercise price)

Options outstanding as of December 31, 2005	38,559	$21.87
Granted	—	—
Exercised	(405)	20.41
Forfeited	(79)	23.79

Options outstanding as of March 31, 2006	38,075	$21.88	5.72 years	$529,789

Options exercisable as of March 31, 2006	34,897	$21.84	5.54 years	$486,713

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $5.7 million.

As of March 31, 2006, there was $20.1 million of total future compensation cost related to nonvested options. That cost is expected to be recognized over a weighted-average period of less than one year.

Restricted Stock

Under the 2003 Employee Stock Plan, restricted stock may be awarded to key officers, directors and managerial employees of Nabors and its subsidiaries. The restricted stock granted under these plans vest in varying periodic installments ranging up to 3 to 4 years.

A summary of the restricted stock transactions during the three months ended March 31, 2006, and a summary of the status of nonvested shares as of March 31, 2006 is presented below:

		Weighted Average
Restricted Shares	Shares	Grant-Date Fair Value
(In thousands, except fair values)

Nonvested as of December 31, 2005	710	$28.78
Granted	743	32.37
Vested	(140)	28.71
Forfeited	(20)	28.83

Nonvested as of March 31, 2006	1,293	$30.85

As of March 31, 2006, there is $37.0 million of unrecognized compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.6 years.

Note 4	Acquisitions

On January 3, 2006, we completed an acquisition of 1183011 Alberta Ltd., a wholly owned subsidiary of Airborne Energy Solutions Ltd., through the purchase of all common shares outstanding for cash for a total purchase price of Cdn. $41.7 million (U.S. $35.8 million). In addition, we assumed debt, net of working capital, totaling approximately Cdn. $10.0 million (U.S. $8.6 million). Nabors Blue Sky Ltd. (formerly 1183011 Alberta Ltd.) owns 29 helicopters and fixed-wing aircraft and owns and operates a fleet of heliportable well-service equipment. The purchase price has been allocated based on preliminary estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $18.8 million. The purchase price allocation is subject to adjustment as additional information becomes available and will be finalized by December 31, 2006.

Note 5	Debt

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

Note 6	Income Taxes

Our effective income tax rate was 31.0% during the three months ended March 31, 2006 compared to 24.7% during the three months ended March 31, 2005. The increase in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the U.S. during the three months ended March 31, 2006 compared to the prior year quarter. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate.

Note 7	Common Shares

During the first quarter 2006, we repurchased and retired 6.4 million of our common shares in the open market for $222.4 million.

On December 13, 2005, our Board of Directors approved a two-for-one stock split on our common shares to be effectuated in the form of a stock dividend. The stock split was subject to the approval by our shareholders of a proposal to amend our Amended and Restated Bye-Laws to increase the authorized share capital of Nabors by the creation of additional common shares. This proposal was approved by our shareholders in a Special Meeting of Shareholders on March 30, 2006. The stock dividend was distributed on April 17, 2006 to shareholders of record on March 31, 2006. For all balance sheets presented, capital in excess of par value was reduced by $.2 million and common shares were increased by $.2 million. All common share, per share and stock option amounts included in the accompanying Consolidated Financial Statements and related notes have been restated to reflect the effect of the stock split.

Note 8	Commitments and Contingencies

Commitments

Employment Contracts

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

Termination in the event of death, disability, or termination without cause.  In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at March 31, 2006, Mr. Isenberg would have been entitled to a payment of approximately $204 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $204 million. Similarly, with respect to Mr. Petrello, had these provisions applied at March 31, 2006, Mr. Petrello would have been entitled to a payment of approximately $104 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $104 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of March 31, 2006, the value of unvested restricted stock was approximately $11.9 million and the value of in-the-money unvested stock options was approximately $8.1 million. For Mr. Petrello, as of March 31, 2006, the value of unvested restricted stock was approximately $5.7 million and the value of in-the-money unvested stock options was approximately $4.1 million. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.

The Board of Directors in March 2006 exercised its election to fix the expiration date of the employment agreements for Messrs. Isenberg and Petrello. Messrs. Isenberg and Petrello have informed the Board of Directors that they have reserved their rights under their employment agreements with respect to the notice setting the expiration dates of their employment agreements, including whether such notice could trigger an acceleration of certain payments pursuant to their employment agreements.

Termination in the event of a Change in Control.  In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on March 31, 2006, then the payments to Messrs. Isenberg and Petrello would be approximately $204 million and $104 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of March 31, 2006, the value of unvested restricted stock was approximately $11.9 million and the value of in-the-money unvested stock options was approximately $8.1 million. For Mr. Petrello, as of March 31, 2006, the value of unvested restricted stock was approximately $5.7 million and the value of in-the-money unvested stock options was approximately $4.1 million. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for 5 years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at

March 31, 2006, Mr. Isenberg would have received 3,366,666 options valued at approximately $44 million and Mr. Petrello would have received 1,683,332 options valued at approximately $22 million, in each case based upon a Black Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on March 31, 2006, and assuming that the excise tax were applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $93 million and $50 million, respectively.

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

Contingencies

Self-Insurance Accruals

We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2006, with our insurance renewal, certain changes have been made to our insurance coverage resulting in additional loss exposure. Such changes effective April 1, 2006 are as follows:

Domestic workers’ compensation program continues to be subject to a $1.0 million per occurrence deductible. Employers’ liability and Jones Act cases are subject to a $2.0 million deductible. Automobile liability continues at a $.5 million deductible. We are assuming an additional $3.0 million corridor deductible for domestic workers’ compensation claims. General liability claims continue to be subject to a $5.0 million deductible. However, as a result of insurance market conditions following hurricanes Katrina and Rita, we are now subject to higher deductibles for removal of wreck and debris and collision liability claims depending on the insured value of the individual rigs.

In addition, we are subject to a $1.0 million deductible for all land rigs except for those located in Alaska, and a $5.0 million deductible for all Alaska and offshore rigs. This applies to all kinds of risks of physical damage except for named windstorms in the U.S. Gulf of Mexico. The deductible for named windstorms in the U.S. Gulf of Mexico is $25.0 million. Also, the maximum coverage for named windstorms in the U.S. Gulf of Mexico is $50.0 million in this policy year.

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

One such lawsuit involves wage and hour claims relating primarily to meal periods and travel time of current and former rig-based employees in our California well-servicing business. Those claims were heard by an arbitrator during the fourth quarter of 2005. On February 6, 2006, we received an interim judgment against us in the amount of $25.6 million (plus an undetermined amount of attorney’s fees and costs), which was accrued for in our consolidated statements of income for the year ended December 31, 2005.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
(In thousands)	Remainder of 2006	2007	2008	Thereafter	Total

Financial standby letters of credit and other financial surety instruments	$63,120	$18,486	$1,370	$125	$83,101
Contingent consideration in acquisition	—	850	850	2,550	4,250

Total	$63,120	$19,336	$2,220	$2,675	$87,351

Note 9	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2006	2005

Net income (numerator):
Net income — basic	$256,763	$127,414
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$57 million due 2021(1)	—	—
$700 million due 2023(2)	—	—

Adjusted net income — diluted	$256,763	$127,414

Earnings per share:
Basic	$.82	$.42
Diluted	$.79	$.40
Shares (denominator):
Weighted-average number of shares outstanding — basic (3)	312,990	304,330

Net effect of dilutive stock options and warrants based on the treasury stock method	10,986	13,224

Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$57 million due 2021(1)	—	—
$700 million due 2023(2)	560	—

Weighted-average number of shares outstanding — diluted	324,536	317,554

(1)	Diluted earnings per share for the three months ended March 31, 2006 and 2005 excludes approximately 1.2 million potentially dilutive shares initially issuable upon the conversion of our $57 million zero coupon convertible senior debentures. Such shares did not impact our calculation of dilutive earnings per share for those quarters as we are required to pay cash up to the principal amount of any debentures converted. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $49.

(2)	Diluted earnings per share for the three months ended March 31, 2005 does not include any incremental shares issuable upon the exchange of our $700 million zero coupon senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $35.05 on the last trading day of the quarter, which was the case for the quarter ended March 31, 2006.

(3)	Includes the following weighted average number of common shares of Nabors and weighted average number of exchangeable shares of Nabors Exchangeco, respectively: 312.8 million and .2 million shares for the three months ended March 31, 2006 and 304.0 million and .3 million shares for the three months ended March 31, 2005. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 1,000,750 shares during the three months ended March 31, 2006 and 1,284,502 shares during the three months ended March 31, 2005. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock to be issued in future periods exceeds the number of shares assumed repurchased in those periods.

Note 10	Supplemental Balance Sheet Information

Accrued liabilities include the following:

	March 31,		December 31,
(In thousands)	2006		2005

Accrued compensation	$94,906		$88,071
Deferred revenue	25,196		19,542
Workers’ compensation liabilities	37,458		37,458
Interest payable	3,290		9,728
Litigation reserves	30,338	(1)	30,182	(1)
Other accrued liabilities	36,529		39,355

	$227,717		$224,336

(1)	This amount primarily relates to an interim judgment received against us in the amount of $25.6 million related to a class-action arbitration hearing regarding compensation issues brought on behalf of field employees for our well-servicing unit operations in California (Note 8).

Our cash and cash equivalents, short-term and long-term investments consist of the following:

	March 31,	December 31,
(In thousands)	2006	2005

Cash and cash equivalents	$293,302	$565,001
Short-term investments	181,554	858,524
Long-term investments	250,413	222,802

Total	$725,269	$1,646,327

As of March 31, 2006 and December 31, 2005, our short-term investments consist entirely of investments in available-for-sale marketable debt and equity securities while our long-term investments consist entirely of investments in non-marketable securities.

Note 11	Segment Information

The following tables set forth certain financial information with respect to our reportable segments:

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$426,350	$258,990
U.S. Land Well-servicing	160,733	106,113
U.S. Offshore	43,526	38,067
Alaska	26,806	24,768
Canada	226,557	166,327
International	146,895	124,030

Subtotal Contract Drilling(2)	1,030,867	718,295
Oil and Gas(3)	29,837	15,299
Other Operating Segments(4) (5)	151,703	75,991
Other reconciling items(6)	(44,082)	(23,854)

Total	$1,168,325	$785,731

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Adjusted income (loss) derived from operating activities:(7)
Contract Drilling:
U.S. Lower 48 Land Drilling	$179,731	$73,459
U.S. Land Well-servicing	46,070	19,428
U.S. Offshore	10,454	7,011
Alaska	4,242	5,972
Canada	83,102	45,768
International	37,497	29,767

Subtotal Contract Drilling	361,096	181,405
Oil and Gas	13,436	874
Other Operating Segments	20,567	5,062

Total segment adjusted income derived from operating activities	$395,099	$187,341
Other reconciling items(8)	(24,594)	(15,418)
Interest expense	(8,055)	(10,737)
Investment income	13,870	11,788
Losses on sales of long-lived assets, impairment charges and other income (expense), net	(4,029)	(3,871)

Income before income taxes	$372,291	$169,103

	March 31,	December 31,
(In thousands)	2006	2005

Total assets:
Contract Drilling:
U.S. Lower 48 Land Drilling	$1,634,723	$1,513,618
U.S. Land Well-servicing	432,567	389,002
U.S. Offshore	385,091	366,354
Alaska	205,702	202,315
Canada	1,033,093	1,109,627
International	1,546,847	1,436,234

Subtotal Contract Drilling(9)	5,238,023	5,017,150
Oil and Gas	113,192	127,834
Other Operating Segments(10)	466,011	387,422
Other reconciling items(8)	873,313	1,698,001

Total assets	$6,690,539	$7,230,407

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $.69 million and $.7 million for the three months ended March 31, 2006 and 2005, respectively.

(3)	Represents our oil and gas exploration, development and production operations.

(4)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $3.7 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(9)	Includes $36.0 million and $35.3 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2006 and December 31, 2005, respectively.

(10)	Includes $39.6 million and $35.9 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2006 and December 31, 2005, respectively.

Note 12	Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005, statements of income and cash flows for each of the three month periods ended March 31, 2006 and 2005 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	March 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$5,513	$43	$11	$287,735	$—	$293,302
Short-term investments	—	—	—	181,554	—	181,554
Accounts receivable, net	—	—	—	949,524	—	949,524
Inventory	—	—	—	58,238	—	58,238
Deferred income taxes	—	—	—	201,230	—	201,230
Other current assets	162	969	376	70,715	—	72,222

Total current assets	5,675	1,012	387	1,748,996	—	1,756,070
Long-term investments	—	—	—	250,413	—	250,413
Property, plant and equipment, net	—	—	—	4,156,554	—	4,156,554
Goodwill, net	—	—	—	359,955		359,955
Intercompany receivables	201,622	768,939	—	19,943	(990,504)	—
Investments in affiliates	3,607,053	3,045,665	275,807	2,828,922	(9,681,835)	75,612
Other long-term assets	—	10,258	774	80,903	—	91,935

Total assets	$3,814,350	$3,825,874	$276,968	$9,445,686	$(10,672,339)	$6,690,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long- term debt	$—	$—	$—	$—	$—	$—
Trade accounts payable	—	23	—	390,006	—	390,029
Accrued liabilities	1,200	1,881	1,409	223,227	—	227,717
Income taxes payable	—	8,639	1,651	60,929	—	71,219

Total current liabilities	1.200	10,543	3,060	674,162	—	688,965
Long-term debt	—	1,028,288	224,096	—	—	1,252,384
Other long-term liabilities	—	—	—	158,220	—	158,220
Deferred income taxes	—	26,115	—	751,705	—	777,820
Intercompany payable	—	—	3,109	987,395	(990,504)	—

Total liabilities	1,200	1,064,946	230,265	2,571,482	(990,504)	2,877,389

Shareholders’ equity	3,813,150	2,760,928	46,703	6,874,204	(9,681,835)	3,813,150

Total liabilities and shareholders’ equity	$3,814,350	$3,825,874	$276,968	$9,445,686	$(10,672,339)	$6,690,539

	December 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$527	$14	$11	$564,449	$—	$565,001
Short-term investments	—	—	—	858,524	—	858,524
Accounts receivable, net	—	—	—	822,104	—	822,104
Inventory	—	—	—	51,292	—	51,292
Deferred income taxes	—	—	—	199,196	—	199,196
Other current assets	163	959	376	119,693	—	121,191

Total current assets	690	973	387	2,615,258	—	2,617,308
Long-term investments	—	—	—	222,802	—	222,802
Property, plant and equipment, net	—	—	—	3,886,924	—	3,886,924
Goodwill, net	—	—	—	341,939	—	341,939
Intercompany receivables	545,099	766,079	—	522	(1,311,700)	—
Investments in affiliates	3,212,605	2,539,283	270,461	1,544,222	(7,495,407)	71,164
Other long-term assets	—	10,295	826	79,149	—	90,270

Total assets	$3,758,394	$3,316,630	$271,674	$8,690,816	$(8,807,107)	$7,230,407

LIABILTIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$767,912	$—	$—	$—	$767,912
Trade accounts payable	—	23	—	336,566	—	336,589
Accrued liabilities	254	5,582	4,151	214,349	—	224,336
Income taxes payable	—	6,696	1,380	15,543	—	23,619

Total current liabilities	254	780,213	5,531	566,458	—	1,352,456
Long-term debt	—	1,027,721	224,030	—	—	1,251,751
Other long-term liabilities	—	—	—	151,415	—	151,415
Deferred income taxes	—	26,246	—	690,399	—	716,645
Intercompany payable	—	—	2,534	1,309,166	(1,311,700)	—

Total liabilities	254	1,834,180	232,095	2,717,438	(1,311,700)	3,472,267

Shareholders’ equity	3,758,140	1,482,450	39,579	5,973,378	(7,495,407)	3,758,140

Total liabilities and shareholders’ equity	$3,758,394	$3,316,630	$271,674	$8,690,816	$(8,807,107)	$7,230,407

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$1,163,926	$—	$1,163,926
Earnings from unconsolidated affiliates	—	—	—	4,399	—	4,399
Earnings from consolidated affiliates	259,952	200,708	5,346	208,962	(674,968)	—
Investment income	76	127	—	13,667	—	13,870
Intercompany interest income	986	15,792	—	—	(16,778)	—

Total revenues and other income	261,014	216,627	5,346	1,390,954	(691,746)	1,182,195

Costs and other deductions:
Direct costs	—	—	—	614,617	—	614,617
General and administrative expenses	4,032	25	2	84,783	(45)	88,797
Depreciation and amortization	—	150	—	81,239	—	81,389
Depletion	—	—	—	13,017	—	13,017
Interest expense	—	6,992	2,860	(1,797)	—	8,055
Intercompany interest expense	219	—	—	16,559	(16,778)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(959)	—	4,943	45	4,029

Total costs and other deductions	4,251	6,208	2,862	813,361	(16,778)	809,904

Income before income taxes	256,763	210,419	2,484	577,593	(674,968)	372,291

Income tax expense	—	3,593	845	111,090	—	115,528

Net income	$256,763	$206,826	$1,639	$466,503	$(674,968)	$256,763

	Three Months Ended March 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$783,728	$—	$783,728
Earnings from unconsolidated affiliates	—	—	—	2,003	—	2,003
Earnings from consolidated affiliates	124,308	71,775	4,477	78,495	(279,055)	—
Investment income	4,826	—	—	6,962	—	11,788
Intercompany interest income	986	18,695	—	—	(19,681)	—

Total revenues and other income	130,120	90,470	4,477	871,188	(298,736)	797,519

Costs and other deductions:
Direct costs	—	—	—	474,626	—	474,626
General and administrative expenses	2,331	121	—	56,873	(684)	58,641
Depreciation and amortization	—	150	—	68,038	—	68,188
Depletion	—	—	—	12,353	—	12,353
Interest expense	—	8,865	2,860	(988)	—	10,737
Intercompany interest expense	—	—	—	19,681	(19,681)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	344	(929)	—	3,772	684	3,871

Total costs and other deductions	2,675	8,207	2,860	634,355	(19,681)	628,416

Income before income taxes	127,445	82,263	1,617	236,833	(279,055)	169,103

Income tax expense	31	3,881	550	37,227	—	41,689

Net income	$127,414	$78,382	$1,067	$199,606	$(279,055)	$127,414

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Net cash (used for) provided by operating activities	$1,197,034	$23,447	$(5,484)	$53,601	$(872,632)	$395,966

Cash flows from investing activities:
Purchases of investments	—	—	—	(38,769)	—	(38,769)
Sales and maturities of investments	—	—	—	701,158	—	701,158
Cash paid for investments in consolidated affiliates	(977,927)	(328,566)	—	(1,083,572)	2,390,065	—
Cash paid for acquisitions of businesses, net	—	—	—	(13,465)	—	(13,465)
Capital expenditures	—	—	—	(346,211)	—	(346,211)
Proceeds from sales of assets and insurance claims	—	—	—	2,416	—	2,416

Net cash provided by (used for) investing activities	(977,927)	(328,566)	—	(778,443)	2,390,065	305,129

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	9,898	—	9,898
Reduction of long-term debt	—	(769,789)	—	—	—	(769,789)
Proceeds from issuance of common shares	8,263	—	—	—	—	8,263
Proceeds from parent contributions	—	1,078,088	5,484	1,306,493	(2,390,065)	—
Repurchase of common shares	(222,384)	—	—	—	—	(222,384)
Tax benefit related to the exercise of stock options	—	1,815	—	—	—	1,815
Cash dividends paid	—	(4,966)	—	(867,666)	872,632	—

Net cash provided by (used for) financing activities	(214,121)	305,148	5,484	448,725	(1,517,433)	(972,197)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(597)	—	(597)

Net (decrease) increase in cash and cash equivalents	4,986	29	—	(276,714)	—	(271,699)
Cash and cash equivalents, beginning of period	527	14	11	564,449	—	565,001

Cash and cash equivalents, end of period	$5,513	$43	$11	$287,735	$—	293,302

	Three Months Ended March 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Net cash (used for) provided by operating activities	$52,614	$5,484	$(5,484)	$116,044	$(5,484)	$163,174

Cash flows from investing activities:
Purchases of investments	(60,892)	—	—	(118,808)	—	(179,700)
Sales and maturities of investments	27,889	—	—	92,851	—	120,740
Cash paid for investments in consolidated affiliates	(85,362)	(5,484)	—	(5,484)	96,330	—
Cash paid for acquisitions of businesses, net	—	—	—	(6,775)	—	(6,775)
Capital expenditures	—	—	—	(173,780)	—	(173,780)
Proceeds from sales of assets and insurance claims	—	—	—	3,203	—	3,203

Net cash provided by (used for) investing activities	(118,365)	(5,484)	—	(208,793)	96,330	(236,312)

Cash flows from financing activities:
Increase in short-term borrowings	—	—	—	1,684	—	1,684
Increase in cash overdrafts	—	—	—	13,376	—	13,376
Proceeds from issuance of common shares	2,117	—	—	134,821	—	136,938
Proceeds from parent contributions	—	—	5,484	90,846	(96,330)	—
Cash dividends paid	—	—	—	(5,484)	5,484	—

Net cash provided by (used for) financing activities	2,117	—	5,484	235,243	(90,846)	151,998

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(644)	—	(644)

Net (decrease) increase in cash and cash equivalents	(63,634)	—	—	141,850	—	78,216
Cash and cash equivalents, beginning of period	67,584	—	18	317,107	—	384,709

Cash and cash equivalents, end of period	$3,950	$—	$18	$458,957	$—	$462,925

Note 13	Subsequent Events

On April 17, 2006, we distributed a stock dividend to all shareholders of record on March 31, 2006 thereby effectuating the two-for-one stock split approved by our Board of Directors on December 13, 2005 (see Note 7).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of March 31, 2006, and the related consolidated statements of income, of cash flows and of changes in shareholders’ equity for the three-month periods ended March 31, 2006 and 2005. This interim financial information is the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of cash flows, and of changes in shareholders’ equity for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 16, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PRICEWATERHOUSECOOPERS LLP

Houston, Texas
May 8, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission under Part 1, Item 1A, “Risk Factors.”

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” or “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

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

Nabors is the largest land drilling contractor in the world. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada and is a leading provider of offshore platform workover and drilling rigs in the United States and multiple international markets. To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. During the first quarter of 2006, we began to offer logistics services for onshore drilling and well-servicing operations in Canada using helicopter and fixed-winged aircraft purchased from Airborne Energy Solutions Ltd. on January 3, 2006 (see Note 4 to our accompanying consolidated financial statements). We have also made selective investments in oil and gas exploration, development and production activities.

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

Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $9.19 per million cubic feet (mcf) during the period from April 1, 2005 through March 31, 2006, up from a $6.10 per mcf average during the period from April 1, 2004 through March 31, 2005. West Texas intermediate spot oil prices (per Bloomberg) averaged $59.89 per barrel during the period from April 1, 2005 through March 31, 2006, up from a $45.06 per barrel average during the period from April 1, 2004 through March 31, 2005.

Operating revenues and Earnings from unconsolidated affiliates for the three months ended March 31, 2006 totaled $1.2 billion, representing an increase of $382.6 million, or 49%, compared to the prior year quarter. Adjusted income derived from operating activities and net income for the three months ended March 31, 2006 totaled $370.5 million and $256.8 million ($.79 per diluted share), respectively, representing increases of 116% and 102%, respectively, compared to the prior year quarter.

The increase in our operating results during the three months ended March 31, 2006 resulted from higher revenues realized by essentially all of our operating segments. Revenues increased as a result of higher average dayrates and activity levels during the three months ended March 31, 2006 compared to the prior year quarter. This increase in average dayrates and activity reflects an increase in demand for our services in these markets during the three months ended March 31, 2006, which resulted from continuing higher price levels for natural gas and oil during 2005 and the first quarter of 2006.

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

The following table sets forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended March 31,
			Increase
	2006	2005	(Decrease)
(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$426,350	$258,990	$167,360	65%
U.S. Land Well-servicing	160,733	106,113	54,620	51%
U.S. Offshore	43,526	38,067	5,459	14%
Alaska	26,806	24,768	2,038	8%
Canada	226,557	166,327	60,230	36%
International	146,895	124,030	22,865	18%

Subtotal Contract Drilling(2)	1,030,867	718,295	312,572	44%
Oil and Gas(3)	29,837	15,299	14,538	95%
Other Operating Segments (4)(5)	151,703	75,991	75,712	100%
Other reconciling items(6)	(44,082)	(23,854)	(20,228)	(85)%

Total	$1,168,325	$785,731	$382,594	49%

Adjusted income (loss) derived from operating activities: (7)
Contract Drilling:
U.S. Lower 48 Land Drilling	$179,731	$73,459	$106,272	145%
U.S. Land Well-servicing	46,070	19,428	26,642	137%
U.S. Offshore	10,454	7,011	3,443	49%
Alaska	4,242	5,972	(1,730)	(29)%
Canada	83,102	45,768	37,334	82%
International	37,497	29,767	7,730	26%

Subtotal Contract Drilling	361,096	181,405	179,691	99%
Oil and Gas	13,436	874	12,562	N/M (8)
Other Operating Segments	20,567	5,062	15,505	306%
Other reconciling items(9)	(24,594)	(15,418)	(9,176)	(60)%

Total	$370,505	$171,923	$198,582	116%
Interest expense	(8,055)	(10,737)	2,682	25%
Investment income	13,870	11,788	2,082	18%
(Losses) on sales of long-lived assets, impairment charges and other income (expense), net	(4,029)	(3,871)	(158)	(4)%

Income before income taxes	$372,291	$169,103	$203,188	120%

	Three Months Ended March 31,
			Increase
	2006	2005	(Decrease)
(In thousands, except percentages and rig activity)

Rig activity:
Rig years: (10)
U.S. Lower 48 Land Drilling	253.4	222.4	31.0	14%
U.S. Offshore	14.9	15.6	(0.7)	(4)%
Alaska	7.2	6.7	0.5	7%
Canada	73.3	66.2	7.1	11%
International(11)	86.3	75.2	11.1	15%

Total rig years	435.1	386.1	49.0	13%

Rig hours: (12)
U.S. Land Well-servicing	311,768	296,611	15,157	5%
Canadian Well-servicing	121,224	114,336	6,888	6%

Total rig hours	432,992	410,947	22,045	5%

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $.69 million and $.7 million for the three months ended March 31, 2006 and 2005, respectively.

(3)	Represents our oil and gas exploration, development and production operations.

(4)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $3.7 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table set forth immediately following the heading Results of Operations above.

(8)	The percentage is so large that it is not meaningful.

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(10)	Excludes well-servicing rigs, which are measured in rig hours. Rig years represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(11)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years and 3.7 years during the three months ended March 31, 2006 and 2005, respectively.

(12)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2006	2005	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$426,350	$258,990	$167,360	65%
Adjusted income derived from operating activities	$179,731	$73,459	$106,272	145%
Rig years	253.4	222.4	31.0	14%

The increase in operating results during the three months ended March 31, 2006 primarily resulted from an increase in average dayrates and in drilling activity, which were driven by higher natural gas prices. The increase in drilling activity is reflected in the increase in rig years during the three months ended March 31, 2006 compared to the prior year quarter.

U.S. Land Well-servicing.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2006	2005	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$160,733	$106,113	$54,620	51%
Adjusted income derived from operating activities	$46,070	$19,428	$26,642	137%
Rig hours	311,768	296,611	15,157	5%

The increase in operating results during the three months ended March 31, 2006 primarily resulted from an increase in average dayrates and from higher well-servicing hours compared to the prior year quarter. This increase in dayrates and activity resulted from higher customer demand for our services in a number of markets in which we operate, which was driven by a sustained level of higher oil prices.

U.S. Offshore.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$43,526	$38,067	$5,459	14%
Adjusted income derived from operating activities	$10,454	$7,011	$3,443	49%
Rig years	14.9	15.6	(0.7)	(4)%

The increase in operating results during the three months ended March 31, 2006 primarily resulted from an increase in dayrates for our jack-up rigs during the three months ended March 31, 2006 compared to the prior year quarter.

Alaska.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$26,806	$24,768	$2,038	8%
Adjusted income derived from operating activities	$4,242	$5,972	$(1,730)	(29)%
Rig years	7.2	6.7	0.5	7%

The increase in operating revenues and Earnings from unconsolidated affiliates during the three months ended March 31, 2006 are primarily due to increases in average dayrates and drilling activity levels as compared to prior year quarter. The decrease in overall operating results during the three months ended March 31, 2006 as compared to prior year quarter relate to increased labor and R&M costs.

Canada.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2006	2005	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$226,557	$166,327	$60,230	36%
Adjusted income derived from operating activities	$83,102	$45,768	$37,334	82%
Rig years	73.3	66.2	7.1	11%
Rig hours	121,224	114,336	6,888	6%

The increase in operating results during the three months ended March 31, 2006 primarily resulted from an overall increase in drilling and well-servicing activity and an increase in average dayrates for drilling and well-servicing operations compared to the prior year quarter. These increases were driven by increased commodity prices, which resulted in improved demand for our services in this market. Additionally, well-servicing activity improved when compared to the prior year quarter as operations for that quarter were impacted by warm weather in March 2005, which led to an earlier end to the winter season.

International.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2006	2005	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$146,895	$124,030	$22,865	18%
Adjusted income derived from operating activities	$37,497	$29,767	$7,730	26%
Rig years	86.3	75.2	11.1	15%

The increase in operating results during the three months ended March 31, 2006 primarily resulted from an increase in operations in New Zealand, The Middle East (primarily India, Saudi Arabia, the United Arab Emirates and Yemen), and South America (primarily Argentina, Colombia, Ecuador and Venezuela), resulting from improved demand for our services and improved dayrates in these markets, partially offset by decreased operations in Mexico and loss of operations in Indonesia during the three months ended March 31, 2006 compared to the prior year quarter.

Oil and Gas

This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2006	2005	Increase
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$29,837	$15,299	$14,538	95%
Adjusted income derived from operating activities	$13,436	$874	$12,562	N/M	(1)

(1)	The percentage is so large that it is not meaningful.

The increase in operating results during the three months ended March 31, 2006 primarily resulted from the sale of certain leasehold interests. Such sale resulted in additional Operating revenue totaling $20.7 million during the three months ended March 31, 2006 and were partially offset by lower production during the three months ended March 31, 2006 resulting from the expected decline in production from our investments with El Paso Corporation and from lower production associated with our investments in other oil and gas properties.

During the three months ended March 31, 2006, we also recorded an impairment of oil and gas properties totaling approximately $7.5 million that was recorded as depletion expense. This impairment resulted from lower than expected performance of certain asset groups as well as a significant drop in natural gas prices during the three months ended March 31, 2006.

Other Operating Segments

These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months Ended March 31,
	2006	2005	Increase
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$151,703	$75,991	$75,712	100%
Adjusted income derived from operating activities	$20,567	$5,062	$15,505	306%

The increase in our operating results during the three months ended March 31, 2006 primarily resulted from (i) increased sales of top drives driven by the strengthening of the oil and gas drilling market during the three months ended March 31, 2006, (ii) increased demand for directional drilling, rig instrumentation and data collection services, primarily driven by a strong Canadian market for directional drilling services as the number of horizontal and directional wells drilled increased substantially during the three months ended March 31, 2006, (iii) increased margins for our marine transportation and supply services driven by higher average dayrates during the three months ended March 31, 2006, which was primarily driven by an improvement in the offshore drilling market that resulted in increased demand for our services, and (iv) increased demand for construction and logistics services.

Other Financial Information

General and administrative expenses

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)
(In thousands, except percentages)

General and administrative expenses	$88,797	$58,641	$30,156	51%
General and administrative expenses as a percentage of Operating revenues	7.6%	7.5%	(0.1)%	(1)%

General and administrative expenses increased during the three months ended March 31, 2006 primarily as a result of increases in wages and burden for a majority of our operating segments compared to the prior year quarter, which primarily resulted from an increase in the number of employees required to support the increase in activity levels and from higher wages, and increased corporate compensation expense, which primarily resulted from higher bonus accruals and non-cash compensation expenses recorded for stock options and restricted stock grants during the three months ended March 31, 2006 compared to the prior year quarter. For the three months ended March 31, 2006, general and administrative expenses, as a percentage of Operating revenues, remained comparable to the prior year quarter.

Depreciation and amortization, and depletion expense

	Three Months Ended March 31,
	2006	2005	Increase
(In thousands, except percentages)

Depreciation and amortization expense	$81,389	$68,188	$13,201	19%
Depletion expense	$13,017	$12,353	$664	5%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three months ended March 31, 2006 compared to the prior year quarter as a result of depreciation on capital expenditures made during the last three quarters of 2005 and the first quarter of 2006 and increases in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations during the three months ended March 31, 2006 compared to the prior year quarter.

Depletion expense.  Depletion expense increased during the three months ended March 31, 2006 compared to the prior year quarter due to an impairment of $7.5 million which was substantially offset by lower oil and gas production due to the payout of the El Paso Red River program in late 2005. The impairment resulted from lower than expected performance of certain asset groups as well as a significant drop in natural gas prices during the three months ended March 31, 2006.

Interest expense

	Three Months Ended March 31,
	2006	2005	Decrease
(In thousands, except percentages)

Interest expense	$8,055	$10,737	$2,682	25%

Interest expense decreased during the three months ended March 31, 2006 compared to the prior year quarter as a result of the redemption of 93% of our zero coupon convertible senior debentures due 2021 on February 6, 2006. See further discussion of this partial redemption in Note 5 to accompanying consolidated financial statements.

Investment income

	Three Months Ended March 31,
	2006	2005	Increase
(In thousands, except percentages)

Investment income	$13,870	$11,788	$2,082	18%

Investment income increased during the three months ended March 31, 2006 compared to the prior year quarter primarily as a result of higher earnings on our non-marketable securities accounted for under the equity method of accounting, which was partially offset by lower gains recognized on sales on marketable debt and equity securities and earned interest decreases on investments in marketable securities due to significantly reduced balances, partially offset by significantly higher rates during the three months ended March 31, 2006.

Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net

	Three Months Ended March 31,
	2006	2005	Increase
(In thousands, except percentages)

(Losses) on sales of long-lived assets, impairment charges and other income (expense), net	$(4,029)	$(3,871)	$158	4%

The amounts of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the three months ended March 31, 2006 include losses on long-term assets of approximately $3.2 million and minority interest of approximately $1.4 million related to non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46R (“FIN 46R”). The amounts of gains (losses) on sales and long-lived assets, impairment charges and other income (expense), net for the three months ended March 31, 2005 include losses on long-term assets of approximately $1.1 million and minority interest of approximately $1.1 million related to non-majority owned subsidiaries required to be consolidated under FIN 46R.

Income tax rate

	Three Months Ended March 31,
	2006	2005	Increase
(In thousands, except percentages)

Effective income tax rate	31.0%	24.7%	6.3%	26%

Our effective income tax rate was 31.0% for the three months ended March 31, 2006 compared to 24.7% during the prior year quarter. The increase in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the U.S. during the three months ended March 31, 2006 compared to the prior year quarter. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. In October 2004 the U.S. Congress passed and the President signed into law the American Jobs Creation Act of 2004. The Act did not impact the corporate reorganization completed by Nabors effective June 24, 2002, that made us a foreign entity. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by Nabors. We expect our effective tax rate during 2006 to be in the 29%-31% range because we expect a higher proportion of our income to be generated in the U.S.

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2006 and 2005.

Operating Activities.  Net cash provided by operating activities totaled $396.0 million during the three months ended March 31, 2006, compared to net cash provided by operating activities of $163.2 million during the prior year quarter. During the three months ended March 31, 2006 and 2005, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital (primarily accounts receivable) and other balance sheet accounts.

Investing Activities.  Net cash provided by investing activities totaled $305.1 million during the three months ended March 31, 2006, compared to net cash used for investing activities of $236.3 million during the prior year quarter. During the three months ended March 31, 2006, cash was used for capital expenditures, which was offset by sales, net of purchases, of investments totaling $662.4 million. During the three months ended March 31, 2005, cash was used for purchases, net of sales, of investments and for capital expenditures.

Financing Activities.  Net cash used for financing activities totaled $972.2 million during the three months ended March 31, 2006 compared to net cash provided by financing activities of $152.0 million during the prior year quarter. During the three months ended March 31, 2006, cash was used for the redemption of 93% of our zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million and for repurchases of our common shares in the open market for $222.4 million, and was provided by our receipt of proceeds totaling $8.3 million from the exercise of options to acquire our common shares by our employees. During the three months ended March 31, 2005, cash was provided by our receipt of proceeds totaling $136.9 million from the exercise of options to acquire our common shares by our employees.

Future Cash Requirements

As of March 31, 2006, we had long-term debt, including current maturities, of $1.3 billion and cash and cash equivalents and investments of $725.3 million.

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

Additionally, our $700 million zero coupon senior exchangeable notes provide that upon an exchange of these notes, we will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the note indenture. The notes cannot be exchanged until the price for our shares exceeds approximately $42 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, or in various other circumstances as described in the note indenture. If these notes are exchanged, we would be required to pay the principal amount of the notes, or $700 million, in cash.

As of March 31, 2006, we had outstanding purchase commitments of approximately $881.4 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be at least $1.6 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of drilling and well-servicing rigs that we own and operate and will consist primarily of land drilling and well-servicing rigs. The increase in capital expenditures is expected across a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian, and International operations.

Our 2005 Annual Report on Form 10-K includes our contractual cash obligations table as of December 31, 2005. As a result of the increase in our outstanding purchase commitments discussed above, we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to purchase commitments as of March 31, 2006:

	Payment Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
(In thousands)

Purchase commitments(1)	$881,390	$860,860	$20,530	$—	$—

(1)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

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

During 2002 our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we are authorized to purchase up to $400 million of our common shares. During the first quarter of 2006, we repurchased and retired 6.4 million of our common shares under this program for $222.4 million.

See Note 8 to our accompanying consolidated financial statements for discussion of commitments and contingencies that could have a potential impact on our financial position, results of operations or cash flows in future periods.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, marketable and non-marketable securities and cash generated from operations. As of March 31, 2006, we had cash and cash equivalents and investments of $725.3 million (including $250.4 million of long-term investments) and working capital of $1.1 billion. This compares to cash and cash equivalents and investments of $1.6 billion (including $222.8 million of long-term investments) and working capital of $1.3 billion as of December 31, 2005.

Our funded debt to capital ratio was 0.25:1 as of March 31, 2006 and 0.35:1 as of December 31, 2005. Our net funded debt to capital ratio was 0.12:1 as of March 31, 2006 and 0.09:1 as of December 31, 2005. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable and non-marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Non-marketable securities consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Our interest coverage ratio was 34.9:1 as of March 31, 2006, compared to 28.0:1 as of December 31, 2005. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.

We have three letter of credit facilities with various banks as of March 31, 2006. Availability and borrowings under our credit facilities as of March 31, 2006 are as follows:

(In thousands)

Credit available	$132,538
Letters of credit outstanding	78,990

Remaining availability	$53,548

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

Our current cash and cash equivalents, investments in marketable and non-marketable securities and projected cash flows generated from current operations are expected to more than adequately finance our purchase commitments, our debt service requirements, and all other expected cash requirements for the next twelve months. However, as discussed under Future Cash Requirements above, our $700 million zero coupon senior exchangeable notes can be exchanged when the price for our shares exceeds approximately $42 for the required period of time, resulting in our payment of the principal amount of the notes, or $700 million, in cash.

On April 28, 2006, the market price for our shares closed at $37.33. If the market price threshold of $42 were exceeded and the notes were exchanged, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Nabors’ management believes that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes on the open market, however there can be no assurance that the holders would not exchange the notes. Further, management believes that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Moody’s Investor Service and Standard & Poor’s, which are currently “A3” and “A−”, respectively, and our historical ability to access those markets as needed.

See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Other Matters

Recent Accounting Pronouncements

The Company has several stock-based employee compensation plans, which are more fully described in Note 9 in the Company’s 2005 Annual Report on Form 10-K. Prior to January 1, 2006, we accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, no compensation expense was reflected in net income for the Company’s stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of grant. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the income statement for restricted stock grants over the vesting period of the award.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments,” (SFAS 123-R), using the modified prospective application method. Under this transition method, the Company is now required to record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. This amount of compensation cost recognized was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.

As a result of adopting SFAS 123-R on January 1, 2006, Nabors’ income before income taxes and net income for the three months ended March 31, 2006 were $5.5 million, and $4.3 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $.83 and $.80, respectively, if the Company had not adopted SFAS 123-R, compared to reported basic and diluted earnings per share of $.82 and $.79, respectively. See the disclosures required upon adoption of SFAS 123-R in Note 3 to our accompanying consolidated financial statements.

Critical Accounting Estimates

We disclosed our critical accounting estimates in our 2005 Annual Report on Form 10-K. No significant changes have occurred to those policies.

Self-Insurance Accruals

Effective April 1, 2006, with our insurance renewal, certain changes have been made to our insurance coverage resulting in additional loss exposure. Such changes effective April 1, 2006 are as follows:

Domestic workers’ compensation program continues to be subject to a $1.0 million per occurrence deductible. Employers’ liability and Jones Act cases are subject to a $2.0 million deductible. Automobile liability continues at a $.5 million deductible. We are assuming an additional $3.0 million corridor deductible for domestic workers’ compensation claims. General liability claims continue to be subject to a $5.0 million deductible. However, as a result of insurance market conditions following hurricanes Katrina and Rita, we are now subject to higher deductibles for removal of wreck and debris and collision liability claims depending on the insured value of the individual rigs.

In addition, we are subject to a $1.0 million deductible for all land rigs except for those located in Alaska, and a $5.0 million deductible for all Alaska and offshore rigs. This applies to all kinds of risks of physical damage except for named windstorms in the U.S. Gulf of Mexico. The deductible for named windstorms in the U.S. Gulf of Mexico is $25.0 million. Also, the maximum coverage for named windstorms in the U.S. Gulf of Mexico is $50.0 million in this policy year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to market risk through changes in interest rates and foreign currency risk due to our operations in international markets as discussed in our 2005 Annual Report on Form 10-K. Material changes in our exposure to market risk from that disclosed in our 2005 Annual Report on Form 10-K are discussed below.

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

The fair value of our range cap and floor transaction recorded as a derivative asset and included in other long-term assets totaled approximately $2.4 million and $1.5 million as of March 31, 2006 and December 31, 2005, respectively. We recorded mark-to-market gains, included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net of approximately $1.0 million and $.9 million during the three months ended March 31, 2006 and March 31, 2005, respectively, resulting from the change in cumulative fair value of this derivative instrument during those periods.

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

Item 1A.	Risk Factors

There have been no material changes during the quarter ended March 31, 2006 in our “Risk Factors” as discussed in our Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities

The following table provides information relating to Nabors’ repurchase of common shares during the first quarter of 2006 (in thousands, except average price paid per share):

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program(1)

February 1, 2006 — February 28, 2006	2,400	$37.41	2,400	$208,257
March 1, 2006 — March 31, 2006	4,000	$33.14	4,000	$75,707

(1)	During 2002 our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we are authorized to purchase up to $400 million of our common shares. This repurchase program does not have an expiration date.

No shares were purchased during the period of January 1, 2006 — January 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Special Meeting of Shareholders of Nabors Industries Ltd. held on March 30, 2006, 268,118,396 shares were present in person or by proxy, constituting 85.5% of the outstanding shares of Nabors entitled to vote, which includes both common shares and the preferred share voting on behalf of holders of common shares of Nabors Exchangeco (Canada) Inc.

The matters voted upon at the Special Meeting were:

Amendment of our Amended and Restated Bye-Laws:  The shareholders approved an amendment to our Amended and Restated Bye-Laws to increase the authorized share capital of Nabors by the creation of additional common shares:

Approval of amendment of our Amended and Restated Bye-Laws

Votes cast in favor:	246,620,242
Votes cast against:	19,862,360
Votes abstaining:	1,635,794

Item 6.	Exhibits

15	Awareness Letter of Independent Accountants.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NABORS INDUSTRIES LTD.

Date: May 10, 2006	/s/ Eugene M. Isenberg
Eugene M. Isenberg Chairman and Chief Executive Officer

Date: May 10, 2006	/s/ Bruce P. Koch
Bruce P. Koch Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

15	Awareness Letter of Independent Accountants
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.