Form 10-Q
period 2006-06-30
NABORS INDUSTRIES LTD
filed 2006-08-03
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐          No     ☑
      The number of common shares, par value $.001 per share, outstanding as of July 27, 2006 was 299,083,627. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 175,360 exchangeable shares outstanding as of July 27, 2006 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,419,260	$565,001
Short-term investments	239,828	858,524
Accounts receivable, net	1,007,878	822,104
Inventory	70,756	51,292
Deferred income taxes	199,276	199,196
Other current assets	100,703	121,191

Total current assets	3,037,701	2,617,308
Long-term investments	349,406	222,802
Property, plant and equipment, net	4,563,893	3,886,924
Goodwill, net	370,310	341,939
Other long-term assets	269,825	161,434

Total assets	$8,591,135	$7,230,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$767,912
Trade accounts payable	386,052	336,589
Accrued liabilities	238,693	224,336
Income taxes payable	84,761	23,619

Total current liabilities	709,506	1,352,456
Long-term debt	4,002,963	1,251,751
Other long-term liabilities	168,771	151,415
Deferred income taxes	634,036	716,645

Total liabilities	5,515,276	3,472,267

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued and outstanding 299,026 and 315,393, respectively	298	315
Capital in excess of par value	1,572,589	1,590,968
Unearned compensation	—	(15,649)
Accumulated other comprehensive income	241,884	192,980
Retained earnings	1,942,833	1,989,526

Less treasury shares, at cost, 19,440 common shares	(681,745)	—

Total shareholders’ equity	3,075,859	3,758,140

Total liabilities and shareholders’ equity	$8,591,135	$7,230,407

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$1,118,000	$765,337	$2,281,926	$1,549,065
Earnings from unconsolidated affiliates	9,370	5,204	13,769	7,207
Investment income	16,728	15,578	30,598	27,366

Total revenues and other income	1,144,098	786,119	2,326,293	1,583,638

Costs and other deductions:
Direct costs	594,226	454,584	1,208,843	929,210
General and administrative expenses	87,830	59,805	176,627	118,446
Depreciation and amortization	87,946	70,982	169,335	139,170
Depletion	7,913	11,343	20,930	23,696
Interest expense	12,168	11,333	20,223	22,070
Losses (Gains) on sales of long-lived assets, impairment charges and other expense (income), net	4,216	4,223	8,245	8,094

Total costs and other deductions	794,299	612,270	1,604,203	1,240,686

Income before income taxes	349,799	173,849	722,090	342,952

Income tax expense:
Current	58,549	1,903	119,974	14,118
Deferred	57,817	40,141	111,920	69,615

Total income tax expense	116,366	42,044	231,894	83,733

Net income	$233,433	$131,805	$490,196	$259,219

Earnings per share:
Basic	$.79	$.42	$1.61	$.84
Diluted	$.77	$.41	$1.56	$.81
Weighted-average number of common shares outstanding:
Basic	294,419	314,881	303,704	309,606

Diluted	304,394	322,425	314,608	319,992

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2006	2005

(In thousands)
Cash flows from operating activities:
Net income	$490,196	$259,219
Adjustments to net income:
Depreciation and amortization	169,335	139,170
Depletion	20,930	23,696
Deferred income tax expense	111,920	69,615
Deferred financing costs amortization	2,104	2,441
Pension liability amortization	210	240
Discount amortization on long-term debt	2,888	10,301
Amortization of loss on hedges	277	76
Losses on long-lived assets, net	8,111	3,952
Gains on investments, net	(7,696)	(7,319)
Gains (losses) on derivative instruments	(1,642)	158
Stock based compensation	15,150	1,821
Foreign currency transaction (gains) losses	(7)	1,268
Equity in earnings from unconsolidated affiliates, net of dividends	(11,336)	(5,707)
Increase (decrease) from changes in:
Accounts receivable	(163,397)	(83,143)
Inventory	(18,028)	(7,326)
Other current assets	(13,249)	(8,871)
Other long-term assets	(24,271)	7,862
Trade accounts payable and accrued liabilities	82,107	15,138
Income taxes payable	57,446	6,895
Other long-term liabilities	20,513	2,508

Net cash provided by operating activities	741,561	431,994

Cash flows from investing activities:
Purchases of investments	(212,682)	(249,708)
Sales and maturities of investments	727,741	281,523
Cash paid for acquisitions of businesses, net	(46,392)	(43,005)
Investment in affiliates	(2,433)	—
Capital expenditures	(840,006)	(347,124)
Proceeds from sales of assets and insurance claims	7,794	16,262

Net cash used for investing activities	(365,978)	(342,052)

Cash flows from financing activities:
Proceeds from sale of warrants	421,162	—
Purchase of exchangeable note hedge	(583,550)	—
(Decrease) increase in cash overdrafts	(26,322)	14,530
Proceeds from long-term debt	2,750,000	—
Reduction of long-term debt	(769,789)	—
Debt issuance costs	(27,500)	—
Proceeds from issuance of common shares	19,173	160,584
Repurchase of common shares	(1,309,097)	(80,572)
Tax benefit related to the exercise of stock options	3,954	—

Net cash provided by financing activities	478,031	94,542

Effect of exchange rate changes on cash and cash equivalents	645	(1,244)

Net increase in cash and cash equivalents	854,259	183,240
Cash and cash equivalents, beginning of period	565,001	384,709

Cash and cash equivalents, end of period	$1,419,260	$567,949

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)

	Common				Unrealized
	Shares				Gains
			Capital in		(Losses) on	Cumulative				Total Share-
		Par	Excess of	Unearned	Marketable	Translation		Retained	Treasury	holders’
	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Shares	Equity

(In thousands)
Balances, December 31, 2005	315,393	$315	$1,590,968	$(15,649)	$18,865	$178,109	$(3,994)	$1,989,526	$—	$3,758,140

Comprehensive Income:
Net income								490,196		490,196
Translation adjustment						34,353				34,353
Unrealized gains on marketable securities, net of income taxes of $667					15,752					15,752
Less:
reclassification adjustment for (gains) losses included in net income, net of income tax benefit of $17					(1,408)					(1,408)
Pension liability amortization, net of income taxes of $78							132			132
Amortization of loss on cash flow hedges							75			75

Total comprehensive income	—	—	—	—	14,344	34,353	207	490,196	—	539,100

Adoption of SFAS 123-R			(15,649)	15,649						—
Issuance of common shares for stock options exercised	913	1	19,172							19,173
Nabors Exchangeco shares exchanged	42									—
Purchase of call options			(583,550)							(583,550)
Sale of warrants			421,162							421,162
Tax benefit from the purchase of call options			211,832							211,832
Repurchase and retirement of common shares	(17,935)	(18)	(90,450)					(536,889)		(627,357)
Repurchase of 19,440 treasury shares									(681,745)	(681,745)
Tax effect of exercised stock option deductions			3,954							3,954
Grants of restricted stock awards	648									—
Forfeitures of restricted stock awards	(35)									—
Stock based compensation			15,150							15,150

Subtotal	(16,367)	(17)	(18,379)	15,649	—	—	—	(536,889)	(681,745)	(1,221,381)

Balances, June 30, 2006	299,026	$298	$1,572,589	$—	$33,209	$212,462	$(3,787)	$1,942,833	$(681,745)	$3,075,859

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY — (Continued)
(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)

	Common				Unrealized
	Shares				Gains
			Capital in		(Losses) on	Cumulative			Total
		Par	Excess of	Unearned	Marketable	Translation		Retained	Shareholders’
	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Equity

(In thousands)
Balances, December 31, 2004	299,722	$300	$1,358,224	$—	$271	$151,520	$(3,562)	$1,422,640	$2,929,393

Comprehensive income:
Net income								259,219	259,219
Translation adjustment						(16,532)			(16,532)
Unrealized gains on marketable securities, net of income taxes of $772					13,830				13,830
Less:
reclassification adjustment for gains included in net income, net of income taxes of $392					(4,150)				(4,150)
Pension liability amortization, net of income taxes of $89							151		151
Amortization of loss on cash flow hedges							76		76

Total comprehensive income	—	—	—	—	9,680	(16,532)	227	259,219	252,594

Issuance of common shares for stock options exercised	16,672	16	160,568						160,584
Nabors Exchangeco shares exchanged	66								—
Repurchase of common shares	(3,000)	(2)	(14,761)					(65,809)	(80,572)
Tax effect of exercised stock option deductions			26,789						26,789
Grants of restricted stock awards	730		20,999	(20,999)					—
Forfeitures of restricted shares	(12)		(323)	323					—
Amortization of unearned compensation				1,821					1,821

Subtotal	14,456	14	193,272	(18,855)	—	—	—	(65,809)	108,622

Balances, June 30, 2005	314,178	$314	$1,551,496	$(18,855)	$9,951	$134,988	$(3,335)	$1,616,050	$3,290,609

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations
      Nabors is the largest land drilling contractor in the world, with almost 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 585 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 215 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 43 platform, 21 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We time charter a fleet of 29 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations. During the first quarter of 2006 we began to offer logistics services for onshore drilling and well-servicing operations in Canada using helicopters and fixed-winged aircraft purchased from Airborne Energy Solutions Ltd. on January 3, 2006 (Note 4). We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also have made selective investments in oil and gas exploration, development and production activities.
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
      As used in this Report, the “Company,” “we,” “us,” “our” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

Note 2	Summary of Significant Accounting Policies

Interim Financial Information
      The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2005. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2006 and the results of our operations and our cash flows for the three and six months ended June 30, 2006 and 2005, in accordance with GAAP. Interim results for the three and six months ended June 30, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006.
      On December 13, 2005, our Board of Directors approved a two-for-one stock split on our common shares to be effectuated in the form of a stock dividend. The stock dividend was distributed on April 17, 2006 to

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shareholders of record on March 31, 2006 (see Note 7). All common share, per share, stock option and restricted stock amounts included in the accompanying Consolidated Financial Statements and related notes have been restated to reflect the effect of the stock split.
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
      Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $85.0 million and $71.2 million as of June 30, 2006 and December 31, 2005, respectively, and are included in other long-term assets in our consolidated balance sheets. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income and our investments in these funds are included in long-term investments in our consolidated balance sheets.

Recent Accounting Pronouncements
      In June 2006 the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Application of FIN 48 is required in financial statements effective for periods ending after December 15, 2006. FIN 48 revises disclosure requirements and will require an annual tabular roll-forward of unrecognized tax benefits. We expect to adopt FIN 48 beginning January 1, 2007. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements. Any adjustment required as a result of the adoption of FIN 48 will be recorded to retained earnings.

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of the underlying common shares on the date of grant. The pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the income statement for restricted stock grants over the vesting period of the award.
      Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments,” (SFAS 123-R), using the modified prospective application method. Under this transition method, the Company will record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. The amount of compensation cost recognized was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.
      As a result of adopting SFAS 123-R on January 1, 2006, Nabors’ income before income taxes and net income for the three months ended June 30, 2006 were $4.3 million and $3.3 million lower, respectively and $9.8 million and $7.5 million lower for the six months ended June 30, 2006, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $.80 and $.78, respectively and $1.64 and $1.58, respectively, for the six months ended June 30, 2006, if the Company had continued to account for share-based compensation under APB 25, compared to reported basic and diluted earnings per share of $.79 and $.77, respectively, for the three months ended June 30, 2006 and $1.61 and $1.56, respectively, for the six months ended June 30, 2006.
      Compensation expense related to awards of restricted stock was recognized before the adoption of SFAS 123-R. Compensation expense for restricted stock totaled $3.2 million and $1.3 million for the three months ended June 30, 2006 and 2005, respectively, and $5.4 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income. Total stock-based compensation expense, which includes both stock options and restricted stock totaled $7.4 million and $15.1 million for the three and six months ended June 30, 2006, respectively. Stock-based compensation expense has been allocated to the various operating segments (Note 11).
      Prior to adoption of SFAS 123-R, Nabors presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123-R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual tax benefit realized from options exercised in the six months ended June 30, 2006 was $4.0 million.
      Under the provisions of SFAS 123-R, the recognition of unearned compensation, a contra-equity account representing the amount of unrecognized restricted stock expense, is no longer required. Therefore, in the first quarter of 2006 the Unearned Compensation amount that was included in our December 31, 2005 consolidated balance sheet in the amount of $15.6 million was reduced to zero with a corresponding decrease to Capital in Excess of Par Value.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Period Pro Forma Presentation
      Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123-R. The following pro forma information, as required by SFAS No. 148 “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” is presented for comparative purposes and illustrates the effect on our net income and earnings per share if we had applied the provisions of SFAS 123-R beginning on January 1, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

(In thousands, except per share amounts)
Net income, as reported	$131,805	$259,219
Add: Stock-based compensation expense, relating to restricted stock awards, included in reported net income, net of related tax effects	843	1,147
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(13,012)	(22,089)

Pro forma net income-basic	119,636	238,277
Add: Interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax	—	—

Adjusted pro forma net income-diluted	$119,636	$238,277

Earnings per share:
Basic-as reported	$.42	$.84
Basic-pro forma	$.38	$.77
Diluted-as reported	$.41	$.81
Diluted-pro forma	$.37	$.74

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rate for the first quarter of 2006 is based on historical experience. Estimated forfeitures will be adjusted to reflect actual forfeitures in future periods.
      There were no stock options granted, and as a result, no fair value determinations were made during the six months ended June 30, 2006. Stock option transactions under the Company’s various stock-based employee compensation plans during the six months ended June 30, 2006, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

(In thousands, except exercise price)
Options outstanding as of December 31, 2005	38,559	$21.87
Granted	—	$—
Exercised	(913)	$20.99
Forfeited	(100)	$23.11

Options outstanding as of June 30, 2006	37,546	$21.88	5.5 years	$455,096

Options exercisable as of June 30, 2006	34,429	$21.85	5.3 years	$419,105

      The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $14.2 million.
      As of June 30, 2006, there was $15.9 million of total future compensation cost related to nonvested options. That cost is expected to be recognized over a weighted-average period of less than one year.

Restricted Stock
      Our stock compensation plans allow grants of restricted stock. Restricted stock is issued on the grant date, but is restricted as to transferability. Restricted stock vest in varying periodic installments ranging up to 3 to 4 years.
      A summary of our restricted stock as of June 30, 2006, and the changes during the six months then ended is presented below:

		Weighted
		Average
		Grant-
		Date Fair
Restricted Stock	Outstanding	Value

(In thousands, except fair values)
Nonvested as of December 31, 2005	710	$28.78
Granted	748	32.36
Vested	(141)	28.71
Forfeited	(35)	29.44

Nonvested as of June 30, 2006	1,282	$30.86

      As of June 30, 2006, there is $33.3 million of unrecognized compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.4 years.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4	Acquisitions
      On January 3, 2006, we completed an acquisition of 1183011 Alberta Ltd., a wholly-owned subsidiary of Airborne Energy Solutions Ltd., through the purchase of all common shares outstanding for cash for a total purchase price of Cdn. $41.7 million (U.S. $35.8 million). In addition, we assumed debt, net of working capital, totaling approximately Cdn. $10.0 million (U.S. $8.6 million). Nabors Blue Sky Ltd. (formerly 1183011 Alberta Ltd.) owns 42 helicopters and fixed-wing aircraft and owns and operates a fleet of heliportable well-service equipment. The purchase price has been allocated based on preliminary estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $18.8 million. The purchase price allocation is subject to adjustment as additional information becomes available and will be finalized by December 31, 2006.
      On May 31, 2006, we completed an acquisition of Pragma Drilling Equipment Ltd.’s business, which manufactures catwalks, iron roughnecks and other related oilfield equipment, through an asset purchase consisting primarily of intellectual property for a total purchase price of Cdn. $36.3 million (U.S. $32.9 million). Additional cash purchase consideration, up to a maximum of Cdn. $12 million (U.S. $10.8 million), will be due if certain specified financial performance targets are achieved over a one-year period commencing on June 30, 2006. The purchase price has been allocated based on preliminary estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $1.9 million. The purchase price allocation is subject to adjustments as additional information becomes available and will be finalized by December 31, 2006. Any contingent consideration payable in the future will be recorded as goodwill.

Note 5	Debt
      On May 23, 2006, Nabors Industries, Inc. (“Nabors Delaware”), our wholly-owned subsidiary, completed a private placement of $2.5 billion aggregate principal amount of 0.94% senior exchangeable notes (the “Notes”) due 2011 that are fully and unconditionally guaranteed by us. On June 8, 2006, the initial purchasers exercised their option to purchase an additional $250 million of the 0.94% senior exchangeable notes due 2011, increasing the aggregate issuance of such notes to $2.75 billion. Nabors Delaware sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The notes were reoffered by the initial purchaser of the notes to qualified institutional buyers under Rule 144A of the Securities Act. The notes bear interest at a rate of 0.94% per year payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2006. Debt issuance costs of $28.3 million were capitalized in other long-term assets in our consolidated balance sheet and are being amortized through May 2011.
      The Notes are exchangeable into cash and, if applicable, Nabors’ common shares based on an exchange rate of the equivalent value of 21.8221 Nabors’ common shares per $1,000 principal amount of notes (which is equal to an initial exchange price of approximately $45.83 per share), subject to adjustment during the 30 calendar days ending at the close of business on the business day immediately preceding the maturity date and prior thereto only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the closing price of Nabors’ common shares for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the applicable exchange rate; (2) during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the closing sale price of Nabors’ common shares and the exchange rate of the note; and (3) upon the occurrence of specified corporate transactions set forth in the indenture.
      The Notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The Notes will rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and will be senior in right of payment to any of Nabors Delaware’s future subordinated

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
debt. Our guarantee of the note is unsecured and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. Holders of the notes who exchange their notes in connection with a change in control, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the exchange rate. Additionally, in the event of a change in control, the holders of the notes may require Nabors Delaware to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of notes, plus accrued and unpaid interest, if any. Upon exchange of the notes, a holder will receive for each note exchanged an amount in cash equal to the lesser of (i) $1,000 or (ii) the exchange value, determined in the manner set forth in the indenture. In addition, if the exchange value exceeds $1,000 on the exchange date, a holder will also receive Nabors’ common shares for the exchange value in excess of $1,000.
      In connection with the sale of the senior exchangeable notes, we entered into exchangeable note hedge transactions with respect to our common shares. The call options are designed to cover, subject to customary anti-dilution adjustments, the net number of our common shares that would be deliverable to exchanging noteholders in the event of an exchange of the notes. We paid an aggregate amount of approximately $583.6 million of the proceeds from the sale of the notes to acquire the call options.
      Nabors also entered into separate warrant transactions with the initial purchasers of the notes whereby we sold warrants which give the holders the right to acquire approximately 60.0 million of our common shares at a strike price of $54.64 per share. On exercise of the warrants, we have the option to deliver cash or our common shares equal to the difference between the then market price and strike price. All of the warrants will be exercisable and will expire on August 15, 2011. We received aggregate proceeds of approximately $421.2 million from the sale of the warrants and used $353.4 million of the proceeds to purchase 10.0 million of Nabors’ common shares.
      The purchased call options and sold warrants are separate contracts entered into by Nabors with two financial institutions, and are not part of the terms of the notes and will not affect the holders’ rights under the notes. The purchased call options are expected to offset the potential dilution upon exchange of the notes in the event that the market value per share of our common shares at the time of exercise is greater than the strike price of the purchased call options, which corresponds to the initial exchange price of the notes and is simultaneously subject to certain customary adjustments. The warrants will effectively increase the exchange price of the notes to $54.64 per share of our common shares, from the perspective of Nabors, representing a 55% premium based on the last reported bid price of $35.25 per share on May 17, 2006. In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company’s Own Stock” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we have recorded the exchangeable note hedge and warrants in capital in excess of par as of June 30, 2006, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $211.8 million in the second quarter of 2006 for the effect of the future tax benefits related to the exchangeable note hedge.
      We intend to use the remaining proceeds of the offering for general corporate purposes, which may include capital expenditures, acquisitions, retirement of other indebtedness and additional repurchases of Nabors’ common shares.
      On May 23, 2006, Nabors International Management Ltd.(“NIML”), a direct wholly-owned subsidiary of Nabors borrowed from affiliates of the initial purchasers $650 million pursuant to a 90-day senior unsecured loan. The proceeds of the loan were used to purchase 18.4 million of Nabors’ common shares, which are held in treasury. The unsecured loan was paid in full on June 30, 2006.
      On February 6, 2006, we redeemed 93% of our $1.2 billion zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million; an amount equal to the issue price plus accrued original issue discount to the date of repurchase. The principal amount of these debentures outstanding subsequent to

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this redemption totaled $57.0 million. The original principal amount of these debentures upon issuance was $1.381 billion, of which $180.8 million had been redeemed prior to 2005.

Note 6	Income Taxes
      Our effective income tax rate was 33.3% and 32.1% during the three and six months ended June 30, 2006, respectively, compared to 24.2% and 24.4% during the three and six months prior year periods. The increase in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the U.S. during the three and six months ended June 30, 2006 compared to the prior year quarter. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Additionally, during the three months ended June 30, 2006, we recorded a $36.2 million current tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’ subsidiary. This income tax expense was partially offset by an approximate $20.5 million deferred tax benefit recorded as a result of changes in Canadian laws that incrementally reduce statutory tax rates for both federal and provincial taxes over the next four years.

Note 7	Common Shares
      During the six months ended June 30, 2006, we repurchased 37.4 million of our common shares in the open market for $1.31 billion. We retired 17.9 million shares during the six months ended June 30, 2006 and held 19.4 million of these shares in treasury. During the second quarter of 2005, we repurchased and retired 3.0 million of our common shares in the open market for $80.6 million.
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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The employment agreements for Messrs. Isenberg and Petrello were amended in 1994 and 1996. These amendments were approved by the Compensation Committee of the Board and the full Board of Directors at that time.
      The employment agreements provide for an initial term of five years with an evergreen provision which automatically extended the agreement for an additional one-year term on each anniversary date, unless Nabors provided notice to the contrary ten days prior to such anniversary. The Board of Directors in March 2006 exercised its election to fix the expiration date of the employment agreements for Messrs. Isenberg and Petrello, and accordingly, these agreements will expire at the end of their current term at September 30, 2010.
      In addition to a base salary, the employment agreements provide for annual cash bonuses in an amount equal to 6% and 2%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. (Mr. Isenberg’s cash bonus formula originally was set at 10% in excess of a 10% return on shareholders’ equity and he has voluntarily reduced it over time to its 6% in excess of 15% level.) Mr. Petrello’s bonus is subject to a minimum of $700,000 per year. In 15 of the last 16 years, Mr. Isenberg has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package. Mr. Petrello has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package in 13 of the last 15 years. For 2005, the annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formula described in their employment agreements were $41.2 million and $13.7 million, respectively; but in light of their overall compensation package (including significant stock option grants and restricted stock awards), they agreed to accept cash bonuses in the amounts of $3 million and $1.5 million, respectively.
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
      Termination in the event of death, disability, or termination without cause. In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at June 30, 2006, Mr. Isenberg would have been entitled to a payment of approximately $204 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
would not be less than approximately $204 million. Similarly, with respect to Mr. Petrello, had these provisions applied at June 30, 2006, Mr. Petrello would have been entitled to a payment of approximately $104 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $104 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of June 30, 2006, the value of unvested restricted stock was approximately $11.3 million and the value of in-the-money unvested stock options was approximately $6.9 million. For Mr. Petrello, as of June 30, 2006, the value of unvested restricted stock was approximately $5.6 million and the value of in-the-money unvested stock options was approximately $3.4 million. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.
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
      Termination in the event of a Change in Control. In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on June 30, 2006, then the payments to Messrs. Isenberg and Petrello would be approximately $204 million and $104 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of June 30, 2006, the value of unvested restricted stock was approximately $11.3 million and the value of in-the-money unvested stock options was approximately $6.9 million. For Mr. Petrello, as of June 30, 2006, the value of unvested restricted stock was approximately $5.6 million and the value of in-the-money unvested stock options was approximately $3.4 million. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for 5 years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at June 30, 2006, Mr. Isenberg would have received 3,366,666 options valued at approximately $42 million and Mr. Petrello would have received 1,683,332 options valued at approximately $21 million, in each case based upon a Black Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on June 30, 2006, and assuming that the excise tax were applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $92 million and $49 million, respectively.
      Other Obligations. In addition to salary and bonus, each of Messrs. Isenberg and Petrello receive group life insurance at an amount at least equal to three times their respective base salaries, various split-dollar life insurance policies, reimbursement of expenses, various perquisites and a personal umbrella insurance policy in the amount of $5 million. Premiums payable under the split dollar life insurance policies were suspended as a result of the adoption of the Sarbanes — Oxley Act of 2002.

Contingencies

Income Tax Contingencies
      On May 31, 2006, Nabors International Finance Inc. (“NIFI”), a wholly-owned U.S. subsidiary of Nabors, received from the U.S. Internal Revenue Service (the “IRS”) two Notices of Proposed Adjustment (“NOPA”) in connection with an audit of NIFI for tax years 2002 and 2003. One NOPA proposes to deny a deduction of $85.1 million in interest expense in our 2002 tax year relating to intercompany indebtedness incurred in connection with our inversion transaction in June 2002 whereby we were reorganized as a Bermuda company. The second NOPA proposes to deny a deduction of $207.6 million in the same item of interest expense in our 2003 tax year. We previously had obtained advice from our tax advisors that the deduction of such amounts was appropriate and more recently that the position of the IRS lacks merit. The Company paid off approximately one-half of the intercompany indebtedness incurred in connection with the inversion. We currently have not booked any reserves for such proposed adjustments as we believe that the claims by the IRS lack merit and we intend to contest the IRS position.

Self-Insurance Accruals
      We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2006, with our insurance renewal, certain changes have been made to our insurance coverage increasing our self-insured retentions. Our domestic workers’ compensation program continues to be subject to a $1.0 million per occurrence deductible. Employers’ liability and Jones Act cases are subject to a $2.0 million deductible. Automobile liability continues at a $.5 million deductible. We are assuming an additional $3.0 million corridor deductible for domestic workers’ compensation claims. General liability claims continue to be subject to a $5.0 million deductible. However, as a result of insurance market conditions following hurricanes Katrina and Rita, we are now subject to higher deductibles for removal of wreckage and debris and collision liability claims depending on the insured value of the individual rigs.
      In addition, we are subject to a $1.0 million deductible for all land rigs except for those located in Alaska, and a $5.0 million deductible for all our Alaska and offshore rigs with the exception of the Pool Arabia rig, which is subject to a $2.5 million deductible. This applies to all kinds of risks of physical damage except for

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
named windstorms in the U.S. Gulf of Mexico. The deductible for named windstorms in the U.S. Gulf of Mexico is $25.0 million per occurrence. Also, the maximum coverage for named windstorms in the U.S. Gulf of Mexico is $50.0 million in this policy year.

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
      During the quarter ended June 30, 2006, we settled a lawsuit involving wage and hour claims relating primarily to meal periods and travel time of current and former rig-based employees in our California well-servicing business. Those claims were heard by an arbitrator during the fourth quarter of 2005. On February 6, 2006, we received an interim judgment against us in the amount of $25.6 million (plus attorney’s fees and costs), which was accrued for in our consolidated statements of income for the year ended December 31, 2005.
      Additionally, on December 22, 2005, we received a grand jury subpoena from the United States Attorney’s Office in Anchorage, Alaska, seeking documents and information relating to an alleged spill, discharge, overflow or cleanup of drilling mud or sludge involving one of our rigs during March 2003. We are cooperating with the authorities in this matter.

Guarantees
      We enter into various agreements and obligations providing financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. We have also guaranteed payment of contingent consideration in conjunction with a minor acquisition completed during the first quarter of 2005 and in conjunction with the acquisition of Pragma Drilling Equipment Ltd., completed in May of 2006, which are both based on future operating results of those businesses. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount

	Remainder
	of 2006	2007	2008	Thereafter	Total

(In thousands)
Financial standby letters of credit and other financial surety instruments	$2,670	$100,040	$1,195	$125	$104,030
Contingent consideration in acquisition	—	11,622	850	2,550	15,022

Total	$2,670	$111,662	$2,045	$2,675	$119,052

Note 9	Earnings Per Share
      A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
(In thousands, except per share amounts)
Net income (numerator):
Net income — basic	$233,433	$131,805	$490,196	$259,219
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011(1)	—	—	—	—
$82 million due 2021(2)	—	—	—	—
$700 million due 2023(3)	—	—	—	—

Adjusted net income — diluted	$233,433	$131,805	$490,196	$259,219

Earnings per share:
Basic	$.79	$.42	$1.61	$.84
Diluted	$.77	$.41	$1.56	$.81
Shares (denominator):
Weighted-average number of shares outstanding- basic(4)	294,419	314,881	303,704	309,606
Net effect of dilutive stock options and warrants based on the treasury stock method	9,975	7,544	10,344	10,386
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011(1)	—	—	—	—
$82 million due 2021(2)	—	—	—	—
$700 million due 2023(3)	—	—	560	—

Weighted-average number of shares outstanding-diluted	304,394	322,425	314,608	319,992

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Diluted earnings per share for the three and six months ended June 30, 2006 do not include any incremental shares issuable upon the exchange of our $2.75 billion 0.94% senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $45.83, which did not occur during the quarter ending June 30, 2006. The $2.75 billion notes were issued during the quarter ended June 30, 2006 and had no effect on prior period’s earnings per share calculation.

(2)	Diluted earnings per share for the three and six months ended June 30, 2006 excludes approximately 1.2 million potentially dilutive shares initially issuable upon the conversion of our $82 million zero coupon convertible senior debentures. Diluted earnings per share for the three and six months ended June 30, 2005 excludes approximately 17.0 million potentially dilutive shares initially issuable upon the conversion of these debentures. Such shares did not impact our calculation of dilutive earnings per share for those quarters as we are required to pay cash up to the principal amount of any debentures converted. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $49.

(3)	Diluted earnings per share for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2005 do not include any incremental shares issuable upon the exchange of our $700 million zero coupon senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $35.05 on the last trading day of the quarter, which was the case for the six months ended June 30, 2006.

(4)	Includes the following weighted average number of common shares of Nabors and weighted average number of exchangeable shares of Nabors Exchangeco, respectively: 294.2 million and .2 million shares for the three months ended June 30, 2006; 314.5 million and .4 million shares for the three months ended June 30, 2005; 303.5 million and .2 million shares for the six months ended June 30, 2006; and 309.2 million and .4 million shares for the six months ended June 30, 2005. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.
      For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 2,001,500 and 1,501,125 shares during the three and six months ended June 30, 2006 and 1,756,514 and 1,520,508 shares during the three and six months ended June 30, 2005. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.

Note 10	Supplemental Balance Sheet Information
      Accrued liabilities include the following:

	June 30,	December 31,
	2006	2005

(In thousands)
Accrued compensation	$103,053	$88,071
Deferred revenue	39,112	19,542
Workers’ compensation liabilities	37,458	37,458
Interest payable	12,450	9,728
Litigation reserves	5,068	30,182
Other accrued liabilities	41,552	39,355

	$238,693	$224,336

      Our cash and cash equivalents, short-term and long-term investments consist of the following:

	June 30, 2006	December 31, 2005

(In thousands)
Cash and cash equivalents	$1,419,260	$565,001
Short-term investments	239,828	858,524
Long-term investments	349,406	222,802

Total	$2,008,494	$1,646,327

      As of June 30, 2006 and December 31, 2005, our short-term investments consist entirely of investments in available-for-sale marketable debt and equity securities while our long-term investments consist entirely of investments in non-marketable securities. Non-marketable securities consist of asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages and participations in whole loans and whole loan mortgages. These investments are classified as non-marketable, because they do not have published fair values.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Segment Information
      The following tables set forth certain financial information with respect to our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

(In thousands)
Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$468,787	$300,700	$895,137	$559,690
U.S. Land Well-servicing	168,841	118,776	329,574	224,889
U.S. Offshore	62,554	45,130	106,080	83,197
Alaska	24,912	21,955	51,718	46,723
Canada	120,587	73,530	347,144	239,857
International	169,147	135,168	316,042	259,198

Subtotal Contract Drilling(2)	1,014,828	695,259	2,045,695	1,413,554
Oil and Gas(3)	9,703	15,218	39,540	30,517
Other Operating Segments(4)(5)	153,593	81,919	305,296	157,910
Other reconciling items(6)	(50,754)	(21,855)	(94,836)	(45,709)

Total	$1,127,370	$770,541	$2,295,695	$1,556,272

Adjusted income (loss) derived from operating activities:(7)
Contract Drilling:
U.S. Lower 48 Land Drilling	$212,696	$101,813	$392,427	$175,272
U.S. Land Well-servicing	47,435	26,401	93,505	45,829
U.S. Offshore	23,667	12,498	34,121	19,509
Alaska	3,384	4,159	7,626	10,131
Canada	19,873	470	102,975	46,238
International	50,500	32,558	87,997	62,325

Subtotal Contract Drilling	357,555	177,899	718,651	359,304
Oil and Gas	(584)	2,869	12,852	3,743
Other Operating Segments	18,469	7,569	39,036	12,631

Total segment adjusted income derived from operating activities	375,440	188,337	770,539	375,678
Other reconciling items(8)	(25,985)	(14,510)	(50,579)	(29,928)
Interest expense	(12,168)	(11,333)	(20,223)	(22,070)
Investment income	16,728	15,578	30,598	27,366
(Losses) Gains on sales of long-lived assets, impairment charges and other income (expense), net	(4,216)	(4,223)	(8,245)	(8,094)

Income before income taxes	$349,799	$173,849	$722,090	$342,952

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2006	2005

(In thousands)
Total assets:
Contract Drilling:
U.S. Lower 48 Land Drilling	$1,846,024	$1,513,618
U.S. Land Well-servicing	467,769	389,002
U.S. Offshore	419,634	366,354
Alaska	203,155	202,315
Canada	1,033,482	1,109,627
International	1,815,729	1,436,234

Subtotal Contract Drilling(9)	5,785,793	5,017,150
Oil and Gas	173,193	127,834
Other Operating Segments(10)	582,731	387,422
Other reconciling items(8)	2,049,418	1,698,001

Total assets	$8,591,135	$7,230,407

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes Earnings from unconsolidated affiliates, accounted for by the equity method of $4.1 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively, and $4.8 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively.

(3)	Represents our oil and gas exploration, development and production operations.

(4)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes Earnings from unconsolidated affiliates, accounted for by the equity method of $5.3 million and $4.0 million for the three months ended June 30, 2006 and 2005, respectively, and $9.0 million and $5.3 million for the six months ended June 30, 2006 and 2005, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(9)	Includes $40.2 million and $35.3 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2006 and December 31, 2005, respectively.

(10)	Includes $44.8 million and $35.9 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2006 and December 31, 2005, respectively.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12     Condensed Consolidating Financial Information
      Nabors has fully and unconditionally guaranteed all of the issued public debt securities and the $2.75 billion 0.94% senior exchangeable notes of Nabors Delaware, and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings 1, ULC, our indirect subsidiary.
      The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.
      The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, statements of income for each of the three and six month periods ended June 30, 2006 and 2005, and the consolidating statements of cash flows for the six-month periods ended June 30, 2006 and 2005 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities and the $2.75 billion 0.94% senior exchangeable notes guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheets

	June 30, 2006

		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,992	$127,346	$11	$1,285,911	$—	$1,419,260
Short-term investments	—	—	—	239,828	—	239,828
Accounts receivable, net	—	—	—	1,007,878	—	1,007,878
Inventory	—	—	—	70,756	—	70,756
Deferred income taxes	—	—	—	199,276	—	199,276
Other current assets	162	1,077	376	99,088	—	100,703

Total current assets	6,154	128,423	387	2,902,737	—	3,037,701
Long-term investments	—	—	—	349,406	—	349,406
Property, plant and equipment, net	—	—	—	4,563,893	—	4,563,893
Goodwill, net	—	—	—	370,310	—	370,310
Intercompany receivables	284,669	888,160	—	19,944	(1,192,773)	—
Investments in affiliates	2,787,575	3,345,424	279,450	863,703	(7,191,128)	85,024
Other long-term assets	—	249,597	728	146,308	(211,832)	184,801

Total assets	$3,078,398	$4,611,604	$280,565	$9,216,301	$(8,595,733)	$8,591,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—	$—
Trade accounts payable	23	23	—	386,006	—	386,052
Accrued liabilities	2,516	9,074	4,151	222,952	—	238,693
Income taxes payable	—	18,559	1,730	64,472	—	84,761

Total current liabilities	2,539	27,656	5,881	673,430	—	709,506
Long-term debt	—	3,778,800	224,163	—	—	4,002,963
Other long-term liabilities	—	—	—	168,771	—	168,771
Deferred income taxes	—	15,742	4	830,122	(211,832)	634,036
Intercompany payable	—	—	3,283	1,189,490	(1,192,773)	—

Total liabilities	2,539	3,822,198	233,331	2,861,813	(1,404,605)	5,515,276

Shareholders’ equity	3,075,859	789,406	47,234	6,354,488	(7,191,128)	3,075,859

Total liabilities and shareholders’ equity	$3,078,398	$4,611,604	$280,565	$9,216,301	$(8,595,733)	$8,591,135

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005

		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$527	$14	$11	$564,449	$—	$565,001
Short-term investments	—	—	—	858,524	—	858,524
Accounts receivable, net	—	—	—	822,104	—	822,104
Inventory	—	—	—	51,292	—	51,292
Deferred income taxes	—	—	—	199,196	—	199,196
Other current assets	163	959	376	119,693	—	121,191

Total current assets	690	973	387	2,615,258	—	2,617,308
Long-term investments	—	—	—	222,802	—	222,802
Property, plant and equipment, net	—	—	—	3,886,924	—	3,886,924
Goodwill, net	—	—	—	341,939	—	341,939
Intercompany receivables	545,099	766,079	—	522	(1,311,700)	—
Investments in affiliates	3,212,605	2,539,283	270,461	1,544,222	(7,495,407)	71,164
Other long-term assets	—	10,295	826	79,149	—	90,270

Total assets	$3,758,394	$3,316,630	$271,674	$8,690,816	$(8,807,107)	$7,230,407

LIABILTIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$767,912	$—	$—	$—	$767,912
Trade accounts payable	—	23	—	336,566	—	336,589
Accrued liabilities	254	5,582	4,151	214,349	—	224,336
Income taxes payable	—	6,696	1,380	15,543	—	23,619

Total current liabilities	254	780,213	5,531	566,458	—	1,352,456
Long-term debt	—	1,027,721	224,030	—	—	1,251,751
Other long-term liabilities	—	—	—	151,415	—	151,415
Deferred income taxes	—	26,246	—	690,399	—	716,645
Intercompany payable	—	—	2,534	1,309,166	(1,311,700)	—

Total liabilities	254	1,834,180	232,095	2,717,438	(1,311,700)	3,472,267

Shareholders’ equity	3,758,140	1,482,450	39,579	5,973,378	(7,495,407)	3,758,140

Total liabilities and shareholders’ equity	$3,758,394	$3,316,630	$271,674	$8,690,816	$(8,807,107)	$7,230,407

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2006

		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$—	$1,118,000	$—	$1,118,000
Earnings from unconsolidated affiliates	—	—	—	9,370	—	9,370
Earnings from consolidated affiliates	237,356	211,843	3,643	226,137	(678,978)	—
Investment income	35	9,533	—	7,160	—	16,728
Intercompany interest income	998	15,588	—	—	(16,586)	—

Total revenues and other income	238,389	236,964	3,643	1,390,667	(695,564)	1,144,098

Costs and other deductions:
Direct costs	—	—	—	594,226	—	594,226
General and administrative expenses	4,517	54	—	83,304	(45)	87,830
Depreciation and amortization	—	150	—	87,796	—	87,946
Depletion	—	—	—	7,913	—	7,913
Interest expense	—	8,057	2,860	1,251	—	12,168
Intercompany interest expense	439	—	—	16,147	(16,586)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(682)	—	4,853	45	4,216

Total costs and other deductions	4,956	7,579	2,860	795,490	(16,586)	794,299

Income before income taxes	233,433	229,385	783	565,177	(678,978)	349,799

Income tax expense	—	6,491	251	109,624	—	116,366

Net income	$233,433	$222,894	$532	$455,553	$(678,978)	$233,433

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005

		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$—	$765,337	$—	$765,337
Earnings from unconsolidated affiliates	—	—	—	5,204	—	5,204
Earnings from consolidated affiliates	131,442	74,004	3,643	78,891	(287,980)	—
Investment income	757	—	—	14,821	—	15,578
Intercompany interest income	998	18,506	—	—	(19,504)	—

Total revenues and other income	133,197	92,510	3,643	864,253	(307,484)	786,119

Costs and other deductions:
Direct costs	—	—	—	454,584	—	454,584
General and administrative expenses	1,388	979	3	57,547	(112)	59,805
Depreciation and amortization	—	150	—	70,832	—	70,982
Depletion	—	—	—	11,343	—	11,343
Interest expense	—	9,163	2,860	(690)	—	11,333
Intercompany interest expense	—	—	—	19,504	(19,504)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	1,086	—	3,025	112	4,223

Total costs and other deductions	1,388	11,378	2,863	616,145	(19,504)	612,270

Income before income taxes	131,809	81,132	780	248,108	(287,980)	173,849

Income tax expense	4	2,637	265	39,138	—	42,044

Net income	$131,805	$78,495	$515	$208,970	$(287,980)	$131,805

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006

		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$—	$2,281,926	$—	$2,281,926
Earnings from unconsolidated affiliates	—	—	—	13,769	—	13,769
Earnings from consolidated affiliates	497,308	412,551	8,989	435,099	(1,353,946)	—
Investment income	111	9,660	—	20,827	—	30,598
Intercompany interest income	1,984	31,380	—	—	(33,364)	—

Total revenues and other income	499,403	453,591	8,989	2,751,621	(1,387,310)	2,326,293

Costs and other deductions:
Direct costs	—	—	—	1,208,843	—	1,208,843
General and administrative expenses	8,549	79	2	168,087	(90)	176,627
Depreciation and amortization	—	300	—	169,035	—	169,335
Depletion	—	—	—	20,930	—	20,930
Interest expense	—	15,049	5,720	(546)	—	20,223
Intercompany interest expense	658	—	—	32,706	(33,364)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(1,641)	—	9,796	90	8,245

Total costs and other deductions	9,207	13,787	5,722	1,608,851	(33,364)	1,604,203

Income before income taxes	490,196	439,804	3,267	1,142,770	(1,353,946)	722,090

Income tax expense	—	10,084	1,096	220,714	—	231,894

Net income	$490,196	$429,720	$2,171	$922,056	$(1,353,946)	$490,196

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2005

		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$—	$1,549,065	$—	$1,549,065
Earnings from unconsolidated affiliates	—	—	—	7,207	—	7,207
Earnings from consolidated affiliates	255,750	145,779	8,120	157,386	(567,035)	—
Investment income	5,583	—	—	21,783	—	27,366
Intercompany interest income	1,984	37,201	—	—	(39,185)	—

Total revenues and other income	263,317	182,980	8,120	1,735,441	(606,220)	1,583,638

Costs and other deductions:
Direct costs	—	—	—	929,210	—	929,210
General and administrative expenses	3,719	1,100	3	114,420	(796)	118,446
Depreciation and amortization	—	300	—	138,870	—	139,170
Depletion	—	—	—	23,696	—	23,696
Interest expense	—	18,028	5,720	(1,678)	—	22,070
Intercompany interest expense	—	—	—	39,185	(39,185)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	344	157	—	6,797	796	8,094

Total costs and other deductions	4,063	19,585	5,723	1,250,500	(39,185)	1,240,686

Income before income taxes	259,254	163,395	2,397	484,941	(567,035)	342,952

Income tax expense	35	6,518	815	76,365	—	83,733

Net income	$259,219	$156,877	$1,582	$408,576	$(567,035)	$259,219

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2006

		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

(In thousands)
Net cash (used for) provided by operating activities	$1,170,409	$(42,507)	$(5,484)	$2,444,379	$(2,825,236)	$741,561

Cash flows from investing activities:
Purchases of investments	—	—	—	(212,682)	—	(212,682)
Sales and maturities of investments	—	—	—	727,741	—	727,741
Cash paid for investments in consolidated affiliates	(977,927)	(410,791)	—	(1,083,572)	2,472,290	—
Proceeds from sale of affiliate’s stock	—	—	—	1,800,000	(1,800,000)	—
Investment in affiliates	—	—	—	(2,433)	—	(2,433)
Cash paid for acquisitions of businesses, net	—	—	—	(46,392)	—	(46,392)
Capital expenditures	—	—	—	(840,006)	—	(840,006)
Proceeds from sales of assets and insurance claims	—	—	—	7,794	—	7,794

Net cash provided by (used for) investing activities	(977,927)	(410,791)	—	350,450	672,290	(365,978)

Cash flows from financing activities:
(Decrease) increase in cash overdrafts	—	—	—	(26,322)	—	(26,322)
Proceeds from sale of warrants	421,162	—	—	—	—	421,162
Purchase of exchangeable note hedge	—	(583,550)	—	—	—	(583,550)
Proceeds from long-term debt	—	2,750,000	—	—	—	2,750,000
Reduction of long-term debt	—	(769,789)	—	—	—	(769,789)
Proceeds from issuance of common shares	19,173	—	—	—	—	19,173
Debt issuance costs	—	(27,500)	—	—	—	(27,500)
Proceeds from parent contributions	—	1,078,088	5,484	1,388,718	(2,472,290)	—
Repurchase of common shares	(627,352)	—	—	(2,481,745)	1,800,000	(1,309,097)
Tax benefit related to the exercise of stock options	—	3,954	—	—	—	3,954
Cash dividends paid	—	(1,870,573)	—	(954,663)	2,825,236	—

Net cash provided by (used for) financing activities	(187,017)	580,630	5,484	(2,074,012)	2,152,946	478,031

Effect of exchange rate changes on cash and cash equivalents	—	—	—	645	—	645

Net (decrease) increase in cash and cash equivalents	5,465	127,332	—	721,462	—	854,259
Cash and cash equivalents, beginning of period	527	14	11	564,449	—	565,001

Cash and cash equivalents, end of period	$5,992	$127,346	$11	$1,285,911	$—	$1,419,260

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2005

		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

(In thousands)
Net cash (used for) provided by operating activities	$135,811	$55,749	$(5,487)	$301,655	$(55,734)	$431,994

Cash flows from investing activities:
Purchases of investments	(117,623)	—	—	(132,085)	—	(249,708)
Sales and maturities of investments	73,112	—	—	208,411	—	281,523
Cash paid for investments in consolidated affiliates	(85,386)	(5,484)	—	(5,484)	96,354	—
Cash paid for acquisitions of businesses, net	—	—	—	(43,005)	—	(43,005)
Capital expenditures	—	—	—	(347,124)	—	(347,124)
Proceeds from sales of assets and insurance claims	—	—	—	16,262	—	16,262

Net cash provided by (used for) investing activities	(129,897)	(5,484)	—	(303,025)	96,354	(342,052)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	14,530	—	14,530
Proceeds from issuance of common shares	7,126	—	—	153,458	—	160,584
Repurchase of common shares	(80,572)	—	—	—	—	(80,572)
Proceeds from parent contributions	—	—	5,484	90,870	(96,354)	—
Cash dividends paid	—	(50,250)	—	(5,484)	55,734	—

Net cash provided by (used for) financing activities	(73,446)	(50,250)	5,484	253,374	(40,620)	94,542

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,244)	—	(1,244)

Net (decrease) increase in cash and cash equivalents	(67,532)	15	(3)	250,760	—	183,240
Cash and cash equivalents, beginning of period	67,584	—	18	317,107	—	384,709

Cash and cash equivalents, end of period	$52	$15	$15	$567,867	$—	$567,949

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Nabors Industries Ltd.:
      We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of June 30, 2006, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows and of changes in shareholders’ equity for the six-month periods ended June 30, 2006 and 2005. This interim financial information is the responsibility of the Company’s management.
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
August 3, 2006

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
      Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” or “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.
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
      Nabors is the largest land drilling contractor in the world. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada and is a leading provider of offshore platform workover and drilling rigs in the United States and multiple international markets. To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. During the first quarter of 2006, we began to offer logistics services for onshore drilling and well-servicing operations in Canada using helicopter and fixed-

winged aircraft purchased from Airborne Energy Solutions Ltd. on January 3, 2006 (see Note 4 to our accompanying consolidated financial statements). We have also made selective investments in oil and gas exploration, development and production activities.
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
      Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $8.90 per million cubic feet (mcf) during the period from July 1, 2005 through June 30, 2006, up from $6.32 per mcf average during the period from July 1, 2004 through June 30, 2005. West Texas intermediate spot oil prices (per Bloomberg) averaged $64.29 per barrel during the period from July 1, 2005 through June 30, 2006, up from a $48.78 per barrel average during the period from July 1, 2004 through June 30, 2005.
      Operating revenues and Earnings from unconsolidated affiliates for the three months ended June 30, 2006 totaled $1.1 billion, representing an increase of $356.8 million, or 46% as compared to the three months ended June 30, 2005 and $2.3 billion for the six months ended June 30, 2006, representing an increase of $739.4 million, or 48% as compared to the six months ended June 30, 2005. Adjusted income derived from operating activities and net income for the three months ended June 30, 2006 totaled $349.5 million and $233.4 million, ($.77 per diluted share), respectively, representing increases of 101% and 77%, respectively, compared to the three months ended June 30, 2005. Adjusted income derived from operating activities and net income for the six months ended June 30, 2006 totaled $720.0 million and $490.2 million ($1.56 per diluted share), respectively, representing increases of 108% and 89% respectively, compared to the six months ended June 30, 2005.
      The increase in our operating results during the three and six months ended June 30, 2006 resulted from higher revenues realized by essentially all of our operating segments. Revenues increased as a result of higher average dayrates and activity levels during the three and six months ended June 30, 2006 compared to the prior year periods. This increase in average dayrates and activity reflects an increase in demand for our services in these markets during the three and six months ended June 30, 2006, which resulted from strong capital spending by our customers as supply challenges persist and cash flows remain adequate and confidence in the long-term outlook of higher price levels for natural gas and oil regardless of short-term price volatility.
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
      During the second quarter of 2006, we placed $2.75 billion in five-year convertible notes with a 0.94% coupon interest rate and an original exchange premium of 30%. In order to offset the potential dilution to our shares, we entered into a series of hedge transactions which effectively increased the exchange premium to 55%. In connection with the hedge transactions, we purchased call options which will cover the net shares of our common shares that would be deliverable to the noteholders upon exchange of the notes. In order to partially offset the cost of the purchased call options (but which also limits the anti-dilutive effect of the call options), we sold warrants to acquire approximately 60.0 million of our common shares at a strike price of $54.64. The net cost of these hedge transactions was approximately $162.4 million. These costs were accounted for as a reduction to shareholders’ equity. A portion of the proceeds from the notes were also used to repurchase approximately 28.5 million shares of our common stock for approximately $1.0 billion, which further reduced shareholders’ equity. These decreases to equity as a result of these transactions were partially offset by a $215.9 million increase to equity related to a deferred tax asset representing the tax benefits of the cost of the purchased call option, which was also accounted for through shareholders’ equity. We expect this transaction to be accretive to our results by roughly $.26 per share in 2006 and $.56 per share in 2007. All of this leaves us with over $2 billion in cash and investments after the consummation of this transaction, which we believe puts us in even better position to capitalize on future opportunities.
      The following table sets forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended June 30,				Six Months Ended June 30,

			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)

(In thousands, except percentages and rig activity)
Reportable segments:
Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$468,787	$300,700	$168,087	56%	$895,137	$559,690	$335,447	60%
U.S. Land Well-servicing	168,841	118,776	50,065	42%	329,574	224,889	104,685	47%
U.S. Offshore	62,554	45,130	17,424	39%	106,080	83,197	22,883	28%
Alaska	24,912	21,955	2,957	13%	51,718	46,723	4,995	11%
Canada	120,587	73,530	47,057	64%	347,144	239,857	107,287	45%
International	169,147	135,168	33,979	25%	316,042	259,198	56,844	22%

Subtotal Contract Drilling(2)	1,014,828	695,259	319,569	46%	2,045,695	1,413,554	632,141	45%
Oil and Gas(3)	9,703	15,218	(5,515)	(36)%	39,540	30,517	9,023	30%
Other Operating Segments(4)(5)	153,593	81,919	71,674	87%	305,296	157,910	147,386	93%
Other reconciling items(6)	(50,754)	(21,855)	(28,899)	(132)%	(94,836)	(45,709)	(49,127)	(107)%

Total	$1,127,370	$770,541	$356,829	46%	$2,295,695	$1,556,272	$739,423	48%

	Three Months Ended June 30,				Six Months Ended June 30,

			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)

(In thousands, except percentages and rig activity)
Adjusted income (loss)
derived from operating activities:(7)
Contract Drilling:
U.S. Lower 48 Land Drilling	$212,696	$101,813	$110,883	109%	$392,427	$175,272	$217,155	124%
U.S. Land Well-servicing	47,435	26,401	21,034	80%	93,505	45,829	47,676	104%
U.S. Offshore	23,667	12,498	11,169	89%	34,121	19,509	14,612	75%
Alaska	3,384	4,159	(775)	(19)%	7,626	10,131	(2,505)	(25)%
Canada	19,873	470	19,403	N/M(8)	102,975	46,238	56,737	123%
International	50,500	32,558	17,942	55%	87,997	62,325	25,672	41%

Subtotal Contract Drilling	357,555	177,899	179,656	101%	718,651	359,304	359,347	100%
Oil and Gas	(584)	2,869	(3,453)	(120)%	12,852	3,743	9,109	243%
Other Operating Segments	18,469	7,569	10,900	144%	39,036	12,631	26,405	209%
Other reconciling items(9)	(25,985)	(14,510)	(11,475)	(79)%	(50,579)	(29,928)	(20,651)	(69)%

Total	349,455	173,827	175,628	101%	719,960	345,750	374,210	108%
Interest expense	(12,168)	(11,333)	(835)	(7)%	(20,223)	(22,070)	1,847	8%
Investment income	16,728	15,578	1,150	7%	30,598	27,366	3,232	12%
Losses on sales of
long-lived assets, impairment charges and other income (expense), net	(4,216)	(4,223)	7	0%	(8,245)	(8,094)	(151)	(2)%

Income before income taxes	$349,799	$173,849	$175,950	101%	$722,090	$342,952	$379,138	111%

	Three Months Ended June 30,				Six Months Ended June 30,

	2006	2005	Increase		2006	2005	Increase

Rig activity:
Rig years:(10)
U.S. Lower 48 Land Drilling	255.2	229.3	25.9	11%	254.3	225.9	28.4	13%
U.S. Offshore	18.0	17.2	0.8	5%	16.5	16.4	0.1	1%
Alaska	7.8	6.8	1.0	15%	7.5	6.7	0.8	12%
Canada	37.9	26.2	11.7	45%	55.5	46.1	9.4	20%
International(11)	93.2	83.4	9.8	12%	89.7	79.3	10.4	13%

Total rig years	412.1	362.9	49.2	14%	423.5	374.4	49.1	13%

Rig hours:(12)
U.S. Land Well-servicing	318,961	308,718	10,243	3%	630,729	605,329	25,400	4%
Canada Well-servicing	61,648	60,297	1,351	2%	182,872	174,633	8,239	5%

Total rig hours	380,609	369,015	11,594	3%	813,601	779,962	33,639	4%

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $4.1 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively, and $4.8 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively.

(3)	Represents our oil and gas exploration, development and production operations.

(4)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes Earnings from unconsolidated affiliates, accounted for by the equity method, of $5.3 million and $4.0 million for the three months ended June 30, 2006 and 2005, respectively, and $9.0 million and $5.3 million for the six months ended June 30, 2006 and 2005, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(8)	The percentage is so large that it is not meaningful.

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(10)	Excludes well-servicing rigs, which are measured in rig hours. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(11)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the three months ended June 30, 2006 and 2005, respectively, and 4.0 years and 3.9 years during the six months ended June 30, 2006 and 2005, respectively.

(12)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter.
Segment Results of Operations

Contract Drilling
      Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.
      U.S. Lower 48 Land Drilling. The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	Increase		2006	2005	Increase

(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$468,787	$300,700	$168,087	56%	$895,137	$559,690	$335,447	60%
Adjusted income derived from operating activities	$212,696	$101,813	$110,883	109%	$392,427	$175,272	$217,155	124%
Rig years	255.2	229.3	25.9	11%	254.3	225.9	28.4	13%
      The increase in operating results during the three and six months ended June 30, 2006 primarily resulted from an increase in average dayrates and in drilling activity, which were driven by higher natural gas prices. The increase in drilling activity is reflected in the increase in rig years during the three and six months ended June 30, 2006 compared to the prior year periods.
      U.S. Land Well-servicing. The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	Increase		2006	2005	Increase

(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$168,841	$118,776	$50,065	42%	$329,574	$224,889	$104,685	47%
Adjusted income derived from operating activities	$47,435	$26,401	$21,034	80%	$93,505	$45,829	$47,676	104%
Rig hours	318,961	308,718	10,243	3%	630,729	605,329	25,400	4%

     The increase in operating results during the three and six months ended June 30, 2006 primarily resulted from an increase in average dayrates and from higher well-servicing hours compared to the prior year periods. This increase in dayrates and well-servicing activity resulted from higher customer demand for our services in a number of markets in which we operate, which was driven by a sustained level of higher oil prices.
      U.S. Offshore. The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	Increase		2006	2005	Increase

(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$62,554	$45,130	$17,424	39%	$106,080	$83,197	$22,883	28%
Adjusted income derived from operating activities	$23,667	$12,498	$11,169	89%	$34,121	$19,509	$14,612	75%
Rig years	18.0	17.2	0.8	5%	16.5	16.4	0.1	1%
      The increase in operating results during the three and six months ended June 30, 2006 primarily resulted from an increase in dayrates for our jack-up rigs as compared to the prior year periods.
      Alaska. The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	Increase/(Decrease)		2006	2005	Increase/(Decrease)

(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$24,912	$21,955	$2,957	13%	$51,718	$46,723	$4,995	11%
Adjusted income derived from operating activities	$3,384	$4,159	$(775)	(19)%	$7,626	$10,131	$(2,505)	(25)%
Rig years	7.8	6.8	1.0	15%	7.5	6.7	0.8	12%
      The increase in operating revenues and Earnings from unconsolidated affiliates during the three and six months ended June 30, 2006 is primarily due to increases in average dayrates and drilling activity levels as compared to prior year periods. The decrease in overall operating results during the three and six months ended June 30, 2006 as compared to prior year periods relate to increased labor and repairs and maintenance costs.
      Canada. The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	Increase		2006	2005	Increase

(In thousands, except percentages
and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$120,587	$73,530	$47,057	64%	$347,144	$239,857	$107,287	45%
Adjusted income derived from operating activities	$19,873	$470	$19,403	N/M (1)	$102,975	$46,238	$56,737	123%
Rig years	37.9	26.2	11.7	45%	55.5	46.1	9.4	20%
Rig hours	61,648	60,297	1,351	2%	182,872	174,633	8,239	5%

(1)	The percentage is so large that it is not meaningful.
      The increase in operating results during the three and six months ended June 30, 2006 primarily resulted from an overall increase in drilling and well-servicing activity and an increase in average dayrates and hourly rates for drilling and well-servicing operations compared to the prior year periods. These increases were driven by increased commodity prices, which resulted in improved demand for our services in this market. Further increases in operating results were due to foreign exchange increases as a result of the Canadian dollar strengthening during these periods.
      International. The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	Increase		2006	2005	Increase

(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$169,147	$135,168	$33,979	25%	$316,042	$259,198	$56,844	22%
Adjusted income derived from operating activities	$50,500	$32,558	$17,942	55%	$87,997	$62,325	$25,672	41%
Rig years	93.2	83.4	9.8	12%	89.7	79.3	10.4	13%
      The increase in operating results during the three and six months ended June 30, 2006 primarily resulted from an increase in operations in Africa (primarily Angola and Gabon), The Middle East (primarily India and Saudi Arabia), New Zealand and South America (primarily Argentina, Colombia, and Trinidad), resulting from improved demand for our services and improved dayrates in these markets, partially offset by decreased operations in Indonesia during the three and six months ended June 30, 2006 compared to the prior year periods.

Oil and Gas
      This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	(Decrease)		2006	2005	Increase

(In thousands, except percentages)
Operating revenues and Earnings from unconsolidated affiliates	$9,703	$15,218	$(5,515)	(36)%	$39,540	$30,517	$9,023	30%
Adjusted income derived from operating activities	$(584)	$2,869	$(3,453)	(120)%	$12,852	$3,743	$9,109	243%
      The decrease in operating results during the three months ended June 30, 2006, as compared to the prior year period, related primarily from the expected decline in production from our investments with El Paso Corporation and higher work-over expenses and higher unit of production depletion rates incurred. The increase in operating results during the six months ended June 30, 2006 primarily resulted from the sale of certain leasehold interests. Such sale resulted in additional operating revenue totaling $20.7 million during the six months ended June 30, 2006 and was partially offset by lower production resulting from the expected decline in production from our investments with El Paso Corporation. During the six months ended June 30, 2006, we also recorded an impairment of oil and gas properties totaling approximately $7.5 million that was recorded as depletion expense. This impairment resulted from lower than expected performance of certain asset groups.

Other Operating Segments
      These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	Increase		2006	2005	Increase

(In thousands, except percentages)
Operating revenues and Earnings from unconsolidated affiliates	$153,593	$81,919	$71,674	87%	$305,296	$157,910	$147,386	93%
Adjusted income derived from operating activities	$18,469	$7,569	$10,900	144%	$39,036	$12,631	$26,405	209%
      The increase in our operating results during the three and six months ended June 30, 2006 primarily resulted from (i) increased sales of top drives driven by the strengthening of the oil and gas drilling market, (ii) increased demand for directional drilling, rig instrumentation and data collection services, primarily driven by a strong U.S. and Canadian market for directional drilling services as the number of horizontal and directional wells drilled increased substantially, (iii) increased margins for our marine transportation and supply services driven by higher average dayrates and higher utilization, which was primarily driven by an improvement in the offshore drilling market that resulted in increased demand for our services, and (iv) increased demand for construction and logistics services.
Other Financial Information

General and administrative expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	Increase		2006	2005	Increase

(In thousands, except percentages)
General and administrative expenses	$87,830	$59,805	$28,025	47%	$176,627	$118,446	$58,181	49%
General and administrative expenses as a percentage of Operating revenues	7.9%	7.8%	0.1%	1%	7.7%	7.6%	0.1%	1%
      General and administrative expenses increased during the three and six months ended June 30, 2006 primarily as a result of increases in wages and burden for a majority of our operating segments compared to the prior year quarter, which primarily resulted from an increase in the number of employees required to support the increase in activity levels and from higher wages, and increased corporate compensation expense, which primarily resulted from higher bonus accruals and non-cash compensation expenses recorded for stock options and restricted stock grants during the three and six months ended June 30, 2006 compared to the prior year periods. For the three and six months ended June 30, 2006, general and administrative expenses, as a percentage of Operating revenues, remained comparable to the prior year periods.

Depreciation and amortization, and depletion expense

Three Months Ended	Six Months Ended
June 30,	June 30,

Increase/
2006	2005	Increase/(Decrease)	2006	2005	(Decrease)

(In thousands, except percentages)
Depreciation and amortization expense	$87,946	$70,982	$16,964	24%	$169,335	$139,170	$30,165	22%
Depletion expense	$7,913	$11,343	$(3,430)	(30)%	$20,930	$23,696	$(2,766)	(12)%
      Depreciation and amortization expense. Depreciation and amortization expense increased during the three months and six months ended June 30, 2006 compared to the prior year periods as a result of depreciation on capital expenditures made during the last half of 2005 and the first half of 2006 and increases in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations.
      Depletion expense. Depletion expense decreased during the three and six month periods ended June 30, 2006 compared to the prior year periods due to lower oil and gas production due to the payout of the El Paso Red River program in late 2005. During the six months ended June 30, 2006, depletion expense was impacted by an impairment of $7.5 million. The impairment resulted from lower than expected performance of certain asset groups. These decreases were offset in part by unit of production rate increases incurred during the quarter ended June 30, 2006.

Interest expense

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	Increase		2006	2005	(Decrease)

(In thousands, except percentages)
Interest expense	$12,168	$11,333	$835	7%	$20,223	$22,070	$(1,847)	(8)%
      Interest expense increased during the three months ended June 30, 2006 compared to the prior year period as a result of the additional interest expense related to the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011. Interest expense decreased during the six months ended June 30, 2006 compared to the prior year period due to the savings from the redemption of 93% of our zero coupon convertible senior debentures due 2021 on February 6, 2006, which was partially offset by the increase from the issuance of the $2.75 billion 0.94% senior exchangeable notes. See further discussion of these transactions in Note 5 to our accompanying consolidated financial statements.

Investment income

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2006	2005	Increase		2006	2005	Increase

(In thousands, except percentages)
Investment income	$16,728	$15,578	$1,150	7%	$30,598	$27,366	$3,232	12%
      Investment income increased during the three and six months ended June 30, 2006 compared to the prior year periods primarily as a result of higher interest income earned on investments in cash and marketable securities due to rising interest rates and a higher average investment balance related to the proceeds from the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011. This increase was partially offset in the three month period ended June 30, 2006 compared to the prior year period due to reduced earnings on our non-marketable securities. The increase was partially reduced in the six month period ended June 30, 2006 compared to the prior year period by reduced gains realized from the sale of equity securities.

Losses on sales of long-lived assets, impairment charges and other income (expense), net

	Three Months				Six Months Ended
	Ended June 30,				June 30,

	2006	2005	(Decrease)		2006	2005	Increase

(In thousands, except percentages)
Losses (Gains) on sales of long-lived assets, impairment charges and other (income) expense, net	$4,216	$4,223	$(7)	0%	$8,245	$8,094	$151	2%
      The amount of losses (gains) on sales of long-lived assets, impairment charges and other (income) expense, net for the three and six months ended June 30, 2006 include losses on long-term assets of approximately $4.9 million and $8.1 million, respectively, and minority interest of approximately $.4 million and $1.8 million, respectively, related to non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46R (“FIN 46R”). The amount of losses (gains) on sales of long-lived assets, impairment charges and other (income) expense, net for the three months ended June 30, 2005 include losses on long-term assets of approximately $2.1 million, mark-to-market losses on our range cap and floor derivative instrument of approximately $1.1 million, and foreign currency transaction losses of approximately $1.0 million. Losses (gains) on sales of long-lived assets, impairment charges and other (income) expense, during the six months ended June 30, 2005, include losses on long-lived assets of approximately $3.2 million, foreign currency transaction losses of approximately $1.3 million, and minority interest of approximately $1.2 million related to non-majority owned subsidiaries.

Income tax rate

	Three Months				Six Months
	Ended				Ended
	June 30,				June 30,

	2006	2005	Increase		2006	2005	Increase

Effective income tax rate	33.3%	24.2%	9.1%	38%	32.1%	24.4%	7.7%	32%
      The increase in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the U.S. during the three and six months ended June 30, 2006 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Additionally, during the three months ended June 30, 2006, we recorded a $36.2 million current tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’ subsidiary. This income tax expense was partially offset by an approximate $20.5 million deferred tax benefit recorded as a result of changes in Canadian laws that incrementally reduce statutory tax rates for both federal and provincial taxes over the next four years. We expect our effective tax rate during 2006 to be in the 29%-32% range because we expect a higher proportion of our income to be generated in the U.S.
      In October 2004 the U.S. Congress passed and the President signed into law the American Jobs Creation Act of 2004. The Act did not impact the corporate reorganization completed by Nabors effective June 24, 2002, that made us a foreign entity. Various bills have been introduced in Congress that could mitigate or eliminate the tax benefits associated with our reorganization as a Bermuda company. Because we cannot predict whether legislation ultimately will be adopted, no assurances can be given that the tax benefits associated with our reorganization ultimately will accrue to the benefit of the Company and its shareholders. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by Nabors.
Liquidity and Capital Resources

Cash Flows
      Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2006 and 2005.
      Operating Activities. Net cash provided by operating activities totaled $741.6 million during the six months ended June 30, 2006, compared to net cash provided by operating activities of $432.0 million during the prior year period. During the six months ended June 30, 2006 and 2005, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital (primarily accounts receivable) and other balance sheet accounts.
      Investing Activities. Net cash used for investing activities totaled $366.0 million during the six months ended June 30, 2006, compared to net cash used for investing activities of $342.1 million during the prior year period. During the six months ended June 30, 2006 and 2005, cash was used for capital expenditures, which was partially offset by sales, net of purchases, of investments.

      Financing Activities. Net cash provided by financing activities totaled $478.0 million during the six months ended June 30, 2006 compared to net cash provided by financing activities of $94.5 million during the prior year period. During the six months ended June 30, 2006, cash was provided by approximately $2.72 billion in net proceeds from the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011 by Nabors Delaware and by approximately $421.2 million from the sale of the warrants. During this same period, cash was used for the purchase of call options in the amount of $583.6 million, the redemption of 93% of our zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million and for repurchases of our common shares in the open market for $1.31 billion. During the six months ended June 30, 2005, cash was provided by our receipt of proceeds totaling $160.6 million from the exercise of options to acquire our common shares by our employees and was used for the repurchase of our common shares in the open market totaling $80.6 million.

Future Cash Requirements
      As of June 30, 2006, we had long-term debt, including current maturities, of $4.0 billion and cash and cash equivalents and investments of $2.0 billion.
      Our $2.75 billion 0.94% senior exchangeable notes due 2011 provide that upon an exchange of these notes, we will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and our common shares for any amount exceeding the principal amount of the notes required to be paid pursuant to the terms of the note indentures. Our $700 million zero coupon senior exchangeable notes provide that upon an exchange of these notes, we will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the note indentures. The $2.75 billion 0.94% senior exchangeable notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate; or upon the occurrence of specified corporate transactions set forth in the indenture. The $700 million zero coupon senior exchangeable notes cannot be exchanged until the price for our shares exceeds $42.06 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, or with respect to all calendar quarters beginning on or after July 1, 2008, $38.56 of the applicable exchange price per share of Nabors’ common shares on such last trading day or subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate; or if Nabors Delaware calls the notes for redemption; or upon the occurrence of specified corporate transactions described in the note indenture.
      As of June 30, 2006, we had outstanding purchase commitments of approximately $879.4 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be at least $2.0 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of drilling and well-servicing rigs that we own and operate and will consist primarily of land drilling and well-servicing rigs. The increase in capital expenditures is expected across a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian, and International operations.

      Our 2005 Annual Report on Form 10-K includes our contractual cash obligations table as of December 31, 2005. As a result of the increase in our outstanding purchase commitments discussed above, and as a result of the issuance of Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due 2011 (see Note 5), we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to purchase commitments as of June 30, 2006:

	Payment Due by Period

			1-3		3-5		More Than
	Total	<1 Year	Years		Years		5 Years

(In thousands)
Long-term debt obligations:
Principal	$4,014,557	$—	$700,000	(2)	$3,039,557	(3)	$275,000
Interest	$254,064	$51,600	$103,201		$82,634		$16,629
Purchase commitments(1)	$879,428	$877,917	$1,511		$—		$—

Total contractual cash obligations	$5,148,049	$929,517	$804,712		$3,122,191		$291,629

(1)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

(2)	Represents our $700 million zero coupon senior exchangeable notes, which can be put to us on June 15, 2008 and can be exchanged for cash in certain circumstances including when the price of our shares exceeds approximately $42.06 for the required period of time.

(3)	Includes our $2.75 billion senior exchangeable notes due 2011, $225 million senior notes due 2009 and the remainder of our $82 million zero coupon senior debentures due 2021, which can be put to us on February 5, 2011.
      No other significant changes have occurred to the contractual cash obligations information disclosed in our 2005 Annual Report on Form 10-K.
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
      Our Board of Directors in July 2006 authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through June 30, 2006, including both shares purchased under our previous share repurchase program and shares purchased in connection with a portion of the proceeds from the issuance of our $2.75 billion 0.94% senior exchangeable notes due 2011, we repurchased 41.1 million shares for $1.4 billion (of which we retired 21.7 million shares and hold 19.4 million shares in treasury).
      See Note 8 to our accompanying consolidated financial statements for discussion of commitments and contingencies that could have a potential impact on our financial position, results of operations or cash flows in future periods.

Financial Condition and Sources of Liquidity
      Our primary sources of liquidity are cash and cash equivalents, marketable and non-marketable securities and cash generated from operations. As of June 30, 2006, we had cash and cash equivalents and investments of $2.0 billion (including $349.4 million of long-term investments) and working capital of $2.3 billion. This compares to cash and cash equivalents and investments of $1.6 billion (including $222.8 million of long-term investments) and working capital of $1.3 billion as of December 31, 2005.

      The increase in cash and cash equivalents and investments in marketable securities relates primarily to the proceeds from the issuance of our $2.75 billion 0.94% senior exchangeable notes due 2011 during the current quarter, which resulted in net proceeds of $2.72 billion and the proceeds of approximately $421.2 million from the sale of the warrants, partially offset by the purchase of call options on our common shares for approximately $583.6 million, the redemption of 93% of our $1.2 billion zero coupon senior convertible debentures due 2021 during the first quarter of 2006 for a total redemption price of $769.8 million (leaving approximately $82 million) and the $1.31 billion repurchase of our common shares. The increase in working capital relates primarily to the increase in cash and cash equivalents and short-term marketable securities explained above.
      Our gross funded debt to capital ratio was 0.57:1 as of June 30, 2006 and 0.35:1 as of December 31, 2005. Our net funded debt to capital ratio was 0.39:1 as of June 30, 2006 and 0.09:1 as of December 31, 2005. The funded debt to capital ratio is calculated by dividing funded debt by funded debt plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable and non-marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Non-marketable securities consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Our interest coverage ratio was 38.7:1 as of June 30, 2006, compared to 28.0:1 as of December 31, 2005. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense and then dividing by interest expense. This ratio is a method for calculating the amount of cash flows available to cover interest expense.
      We have three letter of credit facilities with various banks as of June 30, 2006. Availability and borrowings under our credit facilities as of June 30, 2006 are as follows:

(In thousands)
Credit available	$132,542
Letters of credit outstanding	103,137

Remaining availability	$29,405

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
      Our current cash and cash equivalents, investments in marketable and non-marketable securities and projected cash flows generated from current operations are expected to more than adequately finance our purchase commitments, our debt service requirements, and all other expected cash requirements for the next twelve months. However, as discussed under Future Cash Requirements above, our $2.75 billion, 0.94% senior exchangeable notes and $700 million zero coupon senior exchangeable notes can be exchanged when the price for our shares exceeds $59.57 and $42.06, respectively, for the required period of time, resulting in our payment of the principal amount of the notes, or $2.75 billion and $700 million, respectively, in cash.
      On July 27, 2006, the market price for our shares closed at $33.60. If the market price threshold of $59.57 or $42.06 was exceeded and the notes were exchanged, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Nabors’ management believes that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes on the open market, however there can be no assurance that the holders would not exchange the notes. Further, management believes that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Moody’s Investor Service and Standard & Poor’s, which are currently “A3” and “A-”, respectively, and our historical ability to access those markets as needed.
      See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk below.
Other Matters

Recent Accounting Pronouncements
      In June 2006 the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Application of FIN 48 is required in financial statements effective for periods ending after December 15, 2006. FIN 48 revises disclosure requirements and will require an annual tabular roll-forward of unrecognized tax benefits. We expect to adopt FIN 48 beginning January 1, 2007. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements. Any adjustment required as a result of the adoption of FIN 48 will be recorded to retained earnings.
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
      Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments,” (SFAS 123-R), using the modified prospective application method. Under this transition method, the Company will record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. The amount of compensation cost recognized was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.
      As a result of adopting SFAS 123-R on January 1, 2006, Nabors’ income before income taxes and net income for the three months ended June 30, 2006 were $4.3 million, and $3.3 million lower, respectively, and $9.8 million and $7.5 million lower for the six months ended June 30, 2006, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $.80 and $.78, respectively, and $1.64 and $1.58, respectively, for the six months ended June 30, 2006, if the Company had continued to account for share-based compensation under APB 25, compared to reported basic and diluted earnings per share of $.79 and $.77, respectively, for the three months ended June 30, 2006 and $1.61 and $1.56, respectively, for the six months ended June 30, 2006. See the disclosures required upon adoption of SFAS 123-R in Note 3 to our accompanying consolidated financial statements.

Critical Accounting Estimates
      We disclosed our critical accounting estimates in our 2005 Annual Report on Form 10-K. No significant changes have occurred to those policies.

Self-Insurance Accruals
      We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2006, with our insurance renewal, certain changes have been made to our insurance coverage increasing our self-insured retentions. Our domestic workers’ compensation program continues to be subject to a $1.0 million per occurrence deductible. Employers’ liability and Jones Act cases are subject to a $2.0 million deductible. Automobile liability continues at a $.5 million deductible. We are assuming an additional $3.0 million corridor deductible for domestic workers’ compensation claims. General liability claims continue to be subject to a $5.0 million deductible. However, as a result of insurance market conditions following hurricanes Katrina and Rita, we are now subject to higher deductibles for removal of wreckage and debris and collision liability claims depending on the insured value of the individual rigs.
      In addition, we are subject to a $1.0 million deductible for all land rigs except for those located in Alaska, and a $5.0 million deductible for all our Alaska and offshore rigs with the exception of the Pool Arabia rig, which is subject to a $2.5 million deductible. This applies to all kinds of risks of physical damage except for named windstorms in the U.S. Gulf of Mexico. The deductible for named windstorms in the U.S. Gulf of Mexico is $25.0 million per occurrence. Also, the maximum coverage for named windstorms in the U.S. Gulf of Mexico is $50.0 million in this policy year.

Income Tax Contingencies
      On May 31, 2006, NIFI, a wholly-owned subsidiary of Nabors, received from the U.S. Internal Revenue Service (the “IRS”) two Notices of Proposed Adjustment (“NOPA”) in connection with an audit of NIFI for tax years 2002 and 2003. One NOPA proposes to deny a deduction of $85.1 million in interest expense in our 2002 tax year relating to intercompany indebtedness incurred in connection with our inversion transaction in June 2002 whereby we were reorganized as a Bermuda company. The second NOPA proposes to deny a deduction of $207.6 million in the same item of interest expense in our 2003 tax year. We previously had obtained advice from our tax advisors that the deduction of such amounts was appropriate and more recently that the position of the IRS lacks merit. The Company paid off approximately one-half of the intercompany indebtedness incurred in connection with the inversion. We currently have not booked any reserves for such proposed adjustments as we believe that the claims by the IRS lack merit and we intend to contest the IRS position.

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
      The fair value of our range cap and floor transaction recorded as a derivative asset and included in other long-term assets totaled approximately $3.0 million and $1.5 million as of June 30, 2006 and December 31, 2005, respectively. We recorded mark-to-market gains, included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net of approximately $.7 million and $1.6 million during the three and six months ended June 30, 2006, respectively, and mark-to-market losses of $1.1 million and $.2 million during the three and six months ended June 30, 2005, respectively, resulting from the change in cumulative fair value of this derivative instrument during those periods.

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
      (b) Changes in Internal Control Over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
      During the quarter ended June 30, 2006, we settled a lawsuit involving wage and hour claims relating primarily to meal periods and travel time of current and former rig-based employees in our California well-servicing business. Those claims were heard by an arbitrator during the fourth quarter of 2005. On February 6, 2006, we received an interim judgment against us in the amount of $25.6 million (plus attorneys’ fees and costs), which was accrued for in our consolidated statements of income for the year ended December 31, 2005.
      Additionally, on December 22, 2005, we received a grand jury subpoena from the United States Attorney’s Office in Anchorage, Alaska, seeking documents and information relating to an alleged spill, discharge, overflow or cleanup of drilling mud or sludge involving one of our rigs during March 2003. We are cooperating with the authorities in this matter.

Item 1A.	Risk Factors

We have a substantial amount of debt outstanding
      We had approximately $2.0 billion in debt outstanding as of December 31, 2005 resulting in a gross funded debt to capital ratio of 0.35:1 and a net funded debt to capital ratio of 0.09:1. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. As a result of the completion of the private placement of $2.75 billion 0.94% senior exchangeable notes due 2011 and the redemption of 93% of our $1.2 billion zero coupon senior convertible debentures due 2021 we had approximately $4.0 billion in debt outstanding, resulting in a gross funded debt to capital ratio of 0.57:1 and a net funded debt to capital ratio of 0.39:1. As a result of these transactions, we have increased our indebtedness by approximately $2.0 billion, which could adversely affect our senior unsecured debt rating, the ratings of our outstanding indebtedness and the value of our notes.

Proposed tax legislation could mitigate or eliminate the benefits of our 2002 reorganization as a Bermuda company
      Various bills have been introduced in Congress which could mitigate or eliminate the tax benefits associated with our reorganization as a Bermuda company. Because we cannot predict whether legislation ultimately will be adopted, no assurances can be given that the tax benefits associated with our reorganization ultimately will accrue to the benefit of the Company and its shareholders. It is possible that further changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our reorganization, depending upon any responsive action taken by Nabors.
      There have been no other material changes during the three months ended June 30, 2006 in our “Risk Factors” as discussed in our Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      On May 23, 2006, Nabors Delaware, our wholly-owned subsidiary, completed a private placement of $2.5 billion aggregate principal amount of 0.94% senior exchangeable notes due 2011 that are fully and unconditionally guaranteed by us. On June 8, 2006, Citigroup Global Markets Inc. and Lehman Brothers Inc., the initial purchasers, exercised their option to purchase an additional $250 million of the 0.94% senior exchangeable notes due 2011, increasing the aggregate issuance of such notes to $2.75 billion. Nabors Delaware sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The notes were reoffered by Citigroup Global Markets Inc. and Lehman Brothers Inc., the initial purchasers of the notes, to qualified institutional buyers under Rule 144A of the Securities Act. See Note 5 to our accompanying consolidated financial statements for discussion of this transaction.
      In connection with the sale of the senior exchangeable notes, we entered into exchangeable note hedge transactions with respect to our common shares. The call options are designed to cover, subject to customary anti-dilution adjustments, the net number of our common shares that would be deliverable to exchanging noteholders in the event of an exchange of the notes. We paid an aggregate amount of approximately $583.6 million of the proceeds from the sale of the notes to acquire the call options.
      Nabors also entered into separate warrant transactions with the initial purchasers of the notes whereby we sold warrants which give the holders the right to acquire approximately 60.0 million of our common shares at a strike price of $54.64 per share. On exercise of the warrants, we have the option to deliver cash or our common shares equal to the difference between the then market price and strike price. All of the warrants will be exercisable and will expire on August 15, 2011. We received aggregate proceeds of approximately $421.2 million from the sale of the warrants and used $353.4 million of the proceeds to purchase 10.0 million of Nabors’ common shares.
      We intend to use the remaining of the proceeds of the offering for general corporate purposes, which may include capital expenditures, acquisitions, retirement of other indebtedness and additional repurchases of Nabors’ common shares.
      Copies of the Indenture and Registration Rights Agreement relating to the notes are included as exhibits to this Quarterly Report on Form 10-Q. Neither the senior exchangeable notes, the sold warrants nor the underlying common shares issuable upon exchange of the notes nor sold warrants have been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act. This discussion is not, and is not to be deemed, an offer to sell the 0.94% senior exchangeable notes, the sold warrants nor the common shares of Nabors underlying such securities to any person.
      On May 23, 2006, NIML, a direct wholly-owned subsidiary of Nabors borrowed from affiliates of the initial purchasers $650 million pursuant to a 90-day senior unsecured loan. The proceeds of the loan were used to purchase 18.4 million of Nabors’ common shares, which are held in treasury. The unsecured loan was paid in full on June 30, 2006.
      The following table provides information relating to Nabors’ repurchase of common shares during the three months ended June 30, 2006 (in thousands, except average price paid per share):

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares that
	of Shares	Price Paid	as Part of Publicly	May Yet be Purchased
Period	Purchased	per Share	Announced Program	Under the Program(1)

May 1, 2006 — May 31, 2006	28,975	$35.31	28,975
June 1, 2006 — June 30, 2006	2,000	$31.74	2,000	$500,000

(1)	Our Board of Directors in July 2006 authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through June 30, 2006, including both shares purchased under our previous share repurchase program and shares purchased in connection with a portion of the proceeds from the issuance of our $2.75 billion 0.94% senior exchangeable notes due 2011, we repurchased 41.1 million shares for $1.4 billion (of which we retired 21.7 million shares and hold 19.4 million shares in treasury).

      No shares were purchased during the period of April 1, 2006 — April 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders
      At the 2006 Annual General Meeting of Shareholders of Nabors Industries Ltd. held June 6, 2006, 129,095,669 shares were present in person or by proxy, constituting 83.27% of the outstanding shares of Nabors entitled to vote, which includes both common shares and the preferred share voting on behalf of holders of common shares of Nabors Exchangeco (Canada) Inc. The matters voted upon at the annual meeting were:
      Election of one Class III Director: The shareholders elected one Class III director to serve for a three-year term, until 2009:

Eugene M. Isenberg
Votes cast in favor:	125,354,326
Votes withheld:	3,741,343
      Class II Directors, Anthony G. Petrello, Myron M. Sheinfeld and Martin J. Whitman continued in office with terms expiring in 2008. Class I Directors James L. Payne, Hans W. Schmidt, and Alexander M. Knaster continued in office with terms expiring in 2007.
      Appointment of Independent Auditors: The shareholders appointed PricewaterhouseCoopers LLP as independent auditors of Nabors, and authorized the Audit Committee of the Board of Directors to set the auditors’ remuneration:

Appointment of PricewaterhouseCoopers as Independent Auditors
Votes cast in favor:	127,886,451
Votes cast against:	392,465
Votes abstaining:	816,753
      Approval of an amendment to the Company’s 2003 Employee Stock Plan: The shareholders approved the amendments to the Company’s Amended and Restated 2003 Employee Stock Plan to increase the number of shares available for issuance under that plan:

Management Proposal
Votes cast in favor:	50,418,460
Votes cast against:	49,295,472
Votes abstaining:	1,029,076

Item 6.	Exhibits

3.2	Amendment to the Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of Special General Meeting of Shareholder and Proxy Statement, File No. 001-32657, filed February 24, 2006).
4.1	Purchase Agreement, dated May 18, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006).
4.2	Indenture related to the Senior Exchangeable Notes, due 2011, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 0.94% Senior Exchangeable Note due 2011) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006).
4.3	Registration Rights Agreement, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006).
4.4	Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of 2006 Annual General Meeting of Shareholder and Proxy Statement, File No. 001-32657, filed May 4, 2006).
15	Awareness Letter of Independent Accountants.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NABORS INDUSTRIES LTD.

Date: August 3, 2006	/s/ Eugene M. Isenberg Eugene M. Isenberg Chairman and Chief Executive Officer

Date: August 3, 2006	/s/ Bruce P. Koch Bruce P. Koch Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

3.2	Amendment to the Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of Special General Meeting of Shareholder and Proxy Statement, File No. 001-32657, Filed February 24, 2006).
4.1	Purchase Agreement, dated May 18, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006).
4.2	Indenture related to the Senior Exchangeable Notes, due 2011, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 0.94% Senior Exchangeable Note due 2011) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006).
4.3	Registration Rights Agreement, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006).
4.4	Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of 2006 Annual General Meeting of Shareholder and Proxy Statement, File No. 001-32657, Filed May 4, 2006).
15	Awareness Letter of Independent Accountants.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.