Form 10-Q
period 2006-09-30
NABORS INDUSTRIES LTD
filed 2006-11-02
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of common shares, par value $.001 per share, outstanding as of October 26, 2006 was 299,173,034. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 173,588 exchangeable shares outstanding as of October 26, 2006 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$360,206	$565,001
Short-term investments	913,216	858,524
Accounts receivable, net	1,098,818	822,104
Inventory	98,769	51,292
Deferred income taxes	204,140	199,196
Other current assets	115,514	121,191

Total current assets	2,790,663	2,617,308
Long-term investments	491,404	222,802
Property, plant and equipment, net	4,975,081	3,886,924
Goodwill, net	369,978	341,939
Other long-term assets	301,702	161,434

Total assets	$8,928,828	$7,230,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$767,912
Trade accounts payable	417,026	336,589
Accrued liabilities	289,067	224,336
Income taxes payable	41,081	23,619

Total current liabilities	747,174	1,352,456
Long-term debt	4,003,545	1,251,751
Other long-term liabilities	174,361	151,415
Deferred income taxes	720,616	716,645

Total liabilities	5,645,696	3,472,267

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 299,143 and 315,393, respectively	298	315
Capital in excess of par value	1,587,376	1,590,968
Unearned compensation	—	(15,649)
Accumulated other comprehensive income	232,429	192,980
Retained earnings	2,235,583	1,989,526
Less treasury shares, at cost, 22,240 common shares	(772,554)	—

Total shareholders’ equity	3,283,132	3,758,140

Total liabilities and shareholders’ equity	$8,928,828	$7,230,407

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands, except per share amounts)

Revenues and other income:
Operating revenues	$1,244,478	$893,254	$3,526,404	$2,442,319
Earnings from unconsolidated affiliates	5,706	91	19,475	7,298
Investment income	37,155	27,178	67,753	54,544

Total revenues and other income	1,287,339	920,523	3,613,632	2,504,161

Costs and other deductions:
Direct costs	670,326	500,552	1,879,169	1,429,762
General and administrative expenses	93,769	65,879	270,396	184,325
Depreciation and amortization	97,556	73,673	266,891	212,843
Depletion	7,731	11,349	28,661	35,045
Interest expense	13,735	11,195	33,958	33,265
Losses (Gains) on sales of long-lived assets, impairment charges and other expense (income), net	4,284	15,684	12,529	23,778

Total costs and other deductions	887,401	678,332	2,491,604	1,919,018

Income before income taxes	399,938	242,191	1,122,028	585,143

Income tax expense:
Current	20,377	10,153	140,351	24,271
Deferred	86,810	53,181	198,730	122,796

Total income tax expense	107,187	63,334	339,081	147,067

Net income	$292,751	$178,857	$782,947	$438,076

Earnings per share:
Basic	$1.05	$.57	$2.65	$1.41
Diluted	$1.02	$.55	$2.57	$1.36
Weighted-average number of common shares outstanding:
Basic	277,553	314,419	294,987	311,210

Diluted	286,544	323,700	305,066	321,228

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
(In thousands)

Cash flows from operating activities:
Net income	$782,947	$438,076
Adjustments to net income:
Depreciation and amortization	266,891	212,843
Depletion	28,661	35,045
Deferred income tax expense	198,730	122,796
Deferred financing costs amortization	4,168	3,661
Pension liability amortization	315	360
Discount amortization on long-term debt	3,370	15,500
Amortization of loss on hedges	416	113
Losses on long-lived assets, net	10,394	11,542
Gains on investments, net	(26,421)	(23,452)
Gains (losses) on derivative instruments	(850)	(708)
Share based compensation	22,601	3,354
Foreign currency transaction (gains) losses	556	970
Equity in earnings from unconsolidated affiliates, net of dividends	(17,041)	(4,798)
Increase (decrease) from changes in:
Accounts receivable	(254,403)	(188,619)
Inventory	(46,047)	(13,043)
Other current assets	(26,720)	(39,508)
Other long-term assets	(52,922)	4,575
Trade accounts payable and accrued liabilities	107,081	68,422
Income taxes payable	12,634	10,700
Other long-term liabilities	25,179	7,545

Net cash provided by operating activities	1,039,539	665,374

Cash flows from investing activities:
Purchases of investments	(1,087,987)	(454,625)
Sales and maturities of investments	799,713	468,271
Cash paid for acquisitions of businesses, net	(46,510)	(46,201)
Investment in affiliates	(2,433)	—
Capital expenditures	(1,344,682)	(577,844)
Proceeds from sales of assets and insurance claims	10,322	19,989

Net cash used for investing activities	(1,671,577)	(590,410)

Cash flows from financing activities:
Proceeds from sale of warrants	421,162	—
Purchase of exchangeable note hedge	(583,550)	—
(Decrease) increase in cash overdrafts	(15,845)	3,857
Proceeds from long-term debt	2,750,000	—
Reduction of long-term debt	(769,789)	(424)
Debt issuance costs	(27,972)	—
Proceeds from issuance of common shares	21,925	186,717
Repurchase of common shares	(1,373,334)	(80,572)
Tax benefit related to the exercise of stock options	4,315	—

Net cash provided by financing activities	426,912	109,578

Effect of exchange rate changes on cash and cash equivalents	331	6,317

Net (decrease) increase in cash and cash equivalents	(204,795)	190,859
Cash and cash equivalents, beginning of period	565,001	384,709

Cash and cash equivalents, end of period	$360,206	$575,568

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other Comprehensive
					Income (Loss)
					Unrealized
					Gains
	Common Shares		Capital in		(Losses) on	Cumulative				Total Share-
		Par	Excess of	Unearned	Marketable	Translation		Retained	Treasury	holders’
	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Shares	Equity
(In thousands)

Balances, December 31, 2005	315,393	$315	$1,590,968	$(15,649)	$18,865	$178,109	$(3,994)	$1,989,526	$—	$3,758,140

Comprehensive Income:
Net income								782,947		782,947
Translation adjustment						31,528				31,528
Unrealized gains on marketable securities, net of income taxes of $749					10,099					10,099
Less: reclassification adjustment for (gains) losses included in net income, net of income tax benefit of $24					(2,489)					(2,489)
Pension liability amortization, net of income taxes of $117							198			198
Amortization of loss on cash flow hedges							113			113

Total comprehensive income	—	—	—	—	7,610	31,528	311	782,947	—	822,396

Adoption of SFAS 123-R			(15,649)	15,649						—
Issuance of common shares for stock options exercised	1,033	1	21,924							21,925
Nabors Exchangeco shares exchanged	43									—
Purchase of call options			(583,550)							(583,550)
Sale of warrants			421,162							421,162
Tax benefit from the purchase of call options			215,914							215,914
Repurchase and retirement of common shares	(17,935)	(18)	(90,449)					(536,890)		(627,357)
Repurchase of 22,240 treasury shares									(772,554)	(772,554)
Tax effect of exercised stock option deductions			4,455							4,455
Grants of restricted stock awards	649									—
Forfeitures of restricted stock awards	(40)									—
Stock based compensation			22,601							22,601

Subtotal	(16,250)	(17)	(3,592)	15,649	—	—	—	(536,890)	(772,554)	(1,297,404)

Balances, September 30, 2006	299,143	$298	$1,587,376	$—	$26,475	$209,637	$(3,683)	$2,235,583	$(772,554)	$3,283,132

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

					Accumulated Other Comprehensive
					Income (Loss)
					Unrealized
					Gains
	Common Shares		Capital in		(Losses) on	Cumulative			Total
		Par	Excess of	Unearned	Marketable	Translation		Retained	Shareholders’
	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Equity
(In thousands)

Balances, December 31, 2004	299,722	$300	$1,358,224	$—	$271	$151,520	$(3,562)	$1,422,640	$2,929,393

Comprehensive income:
Net income								438,076	438,076
Translation adjustment						27,457			27,457
Unrealized gains on marketable securities, net of income taxes of $995					36,232				36,232
Less: reclassification adjustment for gains included in net income, net of income taxes of $367					(8,249)				(8,249)
Pension liability amortization, net of income taxes of $133							227		227
Amortization of loss on cash flow hedges							113		113

Total comprehensive income	—	—	—	—	27,983	27,457	340	438,076	493,856

Issuance of common shares for stock options exercised	18,022	18	186,699						186,717
Nabors Exchangeco shares exchanged	76								—
Repurchase of common shares	(3,000)	(2)	(14,761)					(65,809)	(80,572)
Tax effect of exercised stock option deductions			33,404						33,404
Grants of restricted stock awards	654		21,163	(21,163)					—
Forfeitures of Restricted shares	(18)		(463)	463					—
Amortization of unearned compensation				3,354					3,354

Subtotal	15,734	16	226,042	(17,346)	—	—	—	(65,809)	142,903

Balances, September 30, 2005	315,456	$316	$1,584,266	$(17,346)	$28,254	$178,977	$(3,222)	$1,794,907	$3,566,152

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world, with approximately 600 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 590 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 215 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 46 platform, 19 jack-up units and five barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We time charter a fleet of 29 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations. During the first quarter of 2006 we began to offer logistics services for onshore drilling and well-servicing operations in Canada using helicopters and fixed-winged aircraft purchased from Airborne Energy Solutions Ltd. on January 3, 2006 (Note 4). We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also have made selective investments in oil and gas exploration, development and production activities.

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, workover and well-servicing operations, on land and offshore. Our oil and gas exploration, development and production operations are included in a category labeled Oil and Gas for segment reporting purposes. Our operating segments engaged in marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in a category labeled Other Operating Segments for segment reporting purposes.

As used in this Report, the “Company,” “we,” “us,” “our” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

Note 2	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2005. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2006 and the results of our operations for the three and nine months ended September 30, 2006 and 2005, and our cash flows for the nine months ended September 30, 2006 and 2005, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2006 may not be indicative of results that will be realized for the full year ending December 31, 2006.

On December 13, 2005, our Board of Directors approved a two-for-one stock split of our common shares to be effectuated in the form of a stock dividend. The stock dividend was distributed on April 17, 2006 to shareholders of record on March 31, 2006 (see Note 7). All common share, per share, stock option and restricted stock amounts

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the accompanying Consolidated Financial Statements and related notes have been restated to reflect the effect of the stock split.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $91.2 million and $71.2 million as of September 30, 2006 and December 31, 2005, respectively, and are included in other long-term assets in our consolidated balance sheets. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income and our investments in these funds are included in long-term investments in our consolidated balance sheets.

Recent Accounting Pronouncements

In June 2006 the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Application of FIN 48 is required in financial statements effective for periods beginning after December 15, 2006. FIN 48 revises disclosure requirements and will require an annual tabular roll-forward of unrecognized tax benefits. We expect to adopt FIN 48 beginning January 1, 2007. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements. Any adjustment required as a result of the adoption of FIN 48 will be recorded to retained earnings.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. We expect to adopt SFAS 157 beginning January 1, 2008. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Nos. 87, 88, 106 and 132(R).” This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

postretirement benefit plans in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is required to be applied in financial statements effected for periods ending after December 15, 2006. We will adopt SFAS 158 as of December 31, 2006. We do not believe that the adoption of SFAS 158 will have a material impact on our financial position, results of operations or cash flows.

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

As a result of adopting SFAS 123-R on January 1, 2006, Nabors’ income before income taxes and net income for the three months ended September 30, 2006 were $4.2 million and $3.3 million lower, respectively and $14.0 million and $10.8 million lower for the nine months ended September 30, 2006, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have been $1.07 and $1.03, respectively and $2.69 and $2.60, respectively, for the nine months ended September 30, 2006, if we had continued to account for share-based compensation under APB 25, compared to reported basic and diluted earnings per share of $1.05 and $1.02, respectively, for the three months ended September 30, 2006 and $2.65 and $2.57, respectively, for the nine months ended September 30, 2006.

Compensation expense related to awards of restricted stock was recognized before the adoption of SFAS 123-R. Compensation expense for restricted stock totaled $3.2 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively, and $8.6 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income. Total stock-based compensation expense, which includes both stock options and restricted stock totaled $7.5 million and $22.6 million for the three and nine months ended September 30, 2006, respectively. Stock-based compensation expense has been allocated to our various operating segments (Note 11).

Prior to adoption of SFAS 123-R, Nabors presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123-R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual tax benefit realized from options exercised during the nine months ended September 30, 2006 was $4.3 million.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the provisions of SFAS 123-R, the recognition of unearned compensation, a contra-equity account representing the amount of unrecognized restricted stock compensation expense, is no longer required. Therefore, in the first quarter of 2006 the Unearned Compensation amount that was included in our December 31, 2005 consolidated balance sheet in the amount of $15.6 million was reduced to zero with a corresponding decrease to Capital in Excess of Par Value.

Prior Period Pro Forma Presentation

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123-R. The following pro forma information, as required by SFAS No. 148 “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” is presented for comparative purposes and illustrates the effect on our net income and earnings per share as if we had applied the provisions of SFAS 123-R beginning on January 1, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
(In thousands, except per share amounts)

Net income, as reported	$178,857	$438,076
Add: Stock-based compensation expense, relating to restricted stock awards, included in reported net income, net of related tax effects	1,128	2,275
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(9,225)	(31,314)

Pro forma net income-basic	170,760	409,037
Add: Interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax	—	—

Adjusted pro forma net income-diluted	$170,760	$409,037

Earnings per share:
Basic-as reported	$.57	$1.41
Basic-pro forma	$.54	$1.31
Diluted-as reported	$.55	$1.36
Diluted-pro forma	$.53	$1.27

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on implied volatilities from traded options on the Nabors’ common shares, historical volatility of Nabors’ common shares, and other factors. We do not assume any dividend yield, as the Company does not pay dividends. We use historical data to estimate the expected term of the options and employee terminations within the option-pricing model; separate groups of employees that have

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding.

We also consider an estimated forfeiture rate when determining the fair value of each award, and we only recognize compensation cost for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years. The forfeiture rate is based on historical experience. Estimated forfeitures will be adjusted to reflect actual forfeitures in future periods.

There were no stock options granted, and as a result, no fair value determinations were made during the nine months ended September 30, 2006. Stock option transactions under the Company’s various stock-based employee compensation plans during the nine months ended September 30, 2006, is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
(In thousands, except exercise price)

Options outstanding as of December 31, 2005	38,559	$21.87
Granted	—	$—
Exercised	(1,033)	$21.22
Forfeited	(135)	$22.70

Options outstanding as of September 30, 2006	37,391	$21.88	5.2 years	$320,167

Options exercisable as of September 30, 2006	34,322	$21.85	5.0 years	$297,173

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $15.5 million and $330.3 million, respectively.

As of September 30, 2006, there was $11.7 million of total future compensation cost related to nonvested options. That cost is expected to be recognized over a weighted-average period of less than one year. We expect substantially all of the nonvested options to vest.

Restricted Stock and Restricted Stock Units

Our stock compensation plans allow grants of restricted stock. Restricted stock is issued on the grant date, but is restricted as to transferability. Restricted stock vests in varying periodic installments ranging up to 3 to 4 years.

A summary of our restricted stock as of September 30, 2006, and the changes during the nine months then ended is presented below:

		Weighted
		Average
		Grant-Date
Restricted Stock	Outstanding	Fair Value
(In thousands, except fair values)

Nonvested as of December 31, 2005	710	$28.78
Granted	762	$32.41
Vested	(141)	$28.71
Forfeited	(48)	$29.89

Nonvested as of September 30, 2006	1,283	$30.91

The fair value of restricted stock vested during the nine months ended September 30, 2006 is $4.8 million. There was not any restricted stock that vested during the nine months ended September 30, 2005.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, there is $30.3 million of unrecognized compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Note 4	Acquisitions

On January 3, 2006, we completed an acquisition of 1183011 Alberta Ltd., a wholly-owned subsidiary of Airborne Energy Solutions Ltd., through the purchase of all common shares outstanding for cash for a total purchase price of Cdn. $41.7 million (U.S. $35.8 million). In addition, we assumed debt, net of working capital, totaling approximately Cdn. $10.0 million (U.S. $8.6 million). Nabors Blue Sky Ltd. (formerly 1183011 Alberta Ltd.) owns 42 helicopters and fixed-wing aircraft and owns and operates a fleet of heliportable well-service equipment. The purchase price has been allocated based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $18.8 million. The purchase price allocation is subject to adjustment as additional information becomes available and will be finalized by December 31, 2006.

On May 31, 2006, we completed an acquisition of Pragma Drilling Equipment Ltd.’s business, which manufactures catwalks, iron roughnecks and other related oilfield equipment, through an asset purchase consisting primarily of intellectual property for a total purchase price of Cdn. $36.4 million (U.S. $33.0 million). Additional cash purchase consideration, up to a maximum of Cdn. $12 million (U.S. $10.8 million), will be due if certain specified financial performance targets are achieved over a one-year period commencing on June 30, 2006. The purchase price has been allocated based on preliminary estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $2.0 million. The purchase price allocation is subject to adjustments as additional information becomes available and will be finalized by December 31, 2006. Any contingent consideration payable in the future will be recorded as goodwill.

On September 21, 2006, we entered into a Letter of Intent to acquire the Moncla Companies for an undisclosed amount. Moncla owns six barge rigs, 50 workover and well-servicing rigs, 13 truck-mounted swabbing and testing units, rental equipment, various auxiliary equipment and real estate. Moncla’s headquarters, central training and maintenance facility and principal operations are located in Lafayette, Louisiana with extended operating yards located in Mississippi and Southeast Texas. The transaction is expected to be completed during 2006.

Note 5	Debt

On May 23, 2006, Nabors Industries, Inc. (“Nabors Delaware”), our wholly-owned subsidiary, completed a private placement of $2.5 billion aggregate principal amount of 0.94% senior exchangeable notes due 2011 that are fully and unconditionally guaranteed by us. On June 8, 2006, the initial purchasers exercised their option to purchase an additional $250 million of the 0.94% senior exchangeable notes due 2011, increasing the aggregate issuance of such notes to $2.75 billion. Nabors Delaware sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The notes were reoffered by the initial purchasers of the notes to qualified institutional buyers under Rule 144A of the Securities Act. Nabors and Nabors Delaware filed a registration statement on Form S-3 pursuant to the Securities Act with respect to resale of the notes and shares received in exchange for the notes on August 21, 2006. The notes bear interest at a rate of 0.94% per year payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2006. Debt issuance costs of $28.3 million were capitalized in connection with the issuance of the notes in other long-term assets in our consolidated balance sheet and are being amortized through May 2011.

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The notes will rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and will be senior in right of payment to any of Nabors Delaware’s future subordinated debt. Our guarantee of the note is unsecured and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. Holders of the notes, who exchange their notes in connection with a change in control, as defined in the indenture, may be entitled to a make-whole premium in the form of an increase in the exchange rate. Additionally, in the event of a change in control, the holders of the notes may require Nabors Delaware to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of notes, plus accrued and unpaid interest, if any. Upon exchange of the notes, a holder will receive for each note exchanged an amount in cash equal to the lesser of (i) $1,000 or (ii) the exchange value, determined in the manner set forth in the indenture. In addition, if the exchange value exceeds $1,000 on the exchange date, a holder will also receive a number of Nabors’ common shares for the exchange value in excess of $1,000 equal to such excess divided by the exchange price.

In connection with the sale of the notes, Nabors Delaware entered into exchangeable note hedge transactions with respect to our common shares. The call options are designed to cover, subject to customary anti-dilution adjustments, the net number of our common shares that would be deliverable to exchanging noteholders in the event of an exchange of the notes. Nabors Delaware paid an aggregate amount of approximately $583.6 million of the proceeds from the sale of the notes to acquire the call options.

Nabors also entered into separate warrant transactions at the time of the sale of the notes whereby we sold warrants which give the holders the right to acquire approximately 60.0 million of our common shares at a strike price of $54.64 per share. On exercise of the warrants, we have the option to deliver cash or our common shares equal to the difference between the then market price and strike price. All of the warrants will be exercisable and will expire on August 15, 2011. We received aggregate proceeds of approximately $421.2 million from the sale of the warrants and used $353.4 million of the proceeds to purchase 10.0 million of Nabors’ common shares.

The purchased call options and sold warrants are separate contracts entered into by Nabors and Nabors Delaware with two financial institutions, and are not part of the terms of the notes and will not affect the holders’ rights under the notes. The purchased call options are expected to offset the potential dilution upon exchange of the notes in the event that the market value per share of our common shares at the time of exercise is greater than the strike price of the purchased call options, which corresponds to the initial exchange price of the notes and is simultaneously subject to certain customary adjustments. The warrants will effectively increase the exchange price of the notes to $54.64 per share of our common shares, from the perspective of Nabors, representing a 55% premium based on the last reported bid price of $35.25 per share on May 17, 2006. In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company’s Own Stock” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the exchangeable note hedge and warrants in capital in excess of par value as of the transaction date, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $215.9 million in the second quarter of 2006 for the effect of the future tax benefits related to the exchangeable note hedge.

We intend to use the remaining proceeds of the offering for general corporate purposes, which may include capital expenditures, acquisitions, retirement of other indebtedness and additional repurchases of Nabors’ common shares.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 23, 2006, Nabors International Management Ltd. (“NIML”), a direct wholly-owned subsidiary of Nabors borrowed from affiliates of the initial purchasers $650 million pursuant to a 90-day senior unsecured loan. The proceeds of the loan were used to purchase 18.4 million of Nabors’ common shares, which are held in treasury. The unsecured loan was paid in full on June 30, 2006.

On February 6, 2006, we redeemed 93% of our $1.2 billion zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million; an amount equal to the issue price of $679.9 million plus accrued original issue discount of $89.9 million to the date of repurchase. We treat the redemption price, including accrued original discount, on our convertible debt instruments as a financing activity for purposes of reporting cash flows in our consolidated statements of cash flows. The principal amount of these debentures outstanding subsequent to this redemption totaled $57.0 million. The original principal amount of these debentures upon issuance was $1.381 billion, of which $180.8 million had been redeemed prior to 2005.

Note 6	Income Taxes

Our effective income tax rate was 26.8% and 30.2% during the three and nine months ended September 30, 2006, respectively, compared to 26.2% and 25.1% during the three and nine months prior year periods. The increase in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the U.S. during the three and nine months ended September 30, 2006 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Additionally, during the three months ended June 30, 2006, we recorded a $36.2 million current tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’ subsidiary. This income tax expense was partially offset by an approximate $20.5 million deferred tax benefit recorded as a result of changes in Canadian laws that incrementally reduce statutory tax rates for both federal and provincial taxes over the next four years.

Note 7	Common Shares

During the nine months ended September 30, 2006, we repurchased 40.2 million of our common shares in the open market for $1.4 billion. We retired 17.9 million shares during the nine months ended September 30, 2006 and held 22.2 million of these shares in treasury. During the nine months ended September 30, 2005, we repurchased and retired 3.0 million of our common shares in the open market for $80.6 million.

On December 13, 2005, our Board of Directors approved a two-for-one stock split of our common shares to be effectuated in the form of a stock dividend. The stock split was subject to the approval by our shareholders of a proposal to amend our Amended and Restated Bye-Laws to increase the authorized share capital of Nabors by the creation of additional common shares. This proposal was approved by our shareholders in a Special Meeting of Shareholders on March 30, 2006. The stock dividend was distributed on April 17, 2006 to shareholders of record on March 31, 2006. For all balance sheets presented, capital in excess of par value was reduced by $.2 million and common shares were increased by $.2 million.

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

Mr. Isenberg voluntarily agreed to amend his employment agreement in March 2006 (the “2006 Amendment”). Under the 2006 Amendment, Mr. Isenberg agreed to reduce the annual cash bonus to an amount equal to 3% of Nabors’ net cash flow (as defined in his employment agreement) in excess of 15% of the average shareholders’ equity for 2006. For 2007 through the expiration date of the employment agreement, the annual cash bonus will return to 6% of Nabors’ net cash flow in excess of 15% of the average shareholders’ equity for each fiscal year.

Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives; and may receive special bonuses from time to time as determined by the Board.

Termination in the event of death, disability, or termination without cause.   In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previous fiscal years prior to termination, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at September 30, 2006, Mr. Isenberg would have been entitled to a payment of approximately $203 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $203 million. Similarly, with respect to Mr. Petrello, had these provisions applied at September 30, 2006, Mr. Petrello would have been entitled to a payment of approximately $103 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $103 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of September 30, 2006, the value of unvested restricted stock was approximately $9.9 million and the value of in-the-money unvested stock options was approximately $4.3 million. For Mr. Petrello, as of September 30, 2006, the value of unvested restricted stock was approximately $5.0 million and the value of in-the-money unvested stock options was approximately $2.2 million. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.

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

Termination in the event of a Change in Control.   In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on September 30, 2006, then the payments to Messrs. Isenberg and Petrello would be approximately $203 million and $103 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of September 30, 2006, the value of unvested restricted stock was approximately $9.9 million and the value of in-the-money unvested stock options

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was approximately $4.3 million. For Mr. Petrello, as of September 30, 2006, the value of unvested restricted stock was approximately $5.0 million and the value of in-the-money unvested stock options was approximately $2.2 million. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for five years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at September 30, 2006, Mr. Isenberg would have received 3,366,666 options valued at approximately $36 million and Mr. Petrello would have received 1,683,332 options valued at approximately $18 million, in each case based upon a Black Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on September 30, 2006, and assuming that the excise tax were applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $89 million and $48 million, respectively.

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

New Joint Venture

On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a new joint venture, NFR Energy LLC, to invest in oil and gas exploitation opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially will hold an equal interest in the new entity and has committed to fund its proportionate share of $1.0 billion in equity. NFR Energy LLC will pursue development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. NFR Energy LLC has not commenced operations and has not received funding as of September 30, 2006 by either party.

Contingencies

Income Tax Contingencies

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

On May 31, 2006, Nabors International Finance Inc. (“NIFI”), a wholly-owned U.S. subsidiary of Nabors, received from the U.S. Internal Revenue Service (the “IRS”) two Notices of Proposed Adjustment (“NOPA”) in connection with an audit of NIFI for tax years 2002 and 2003. One NOPA proposes to deny a deduction of

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$85.1 million in interest expense in our 2002 tax year relating to intercompany indebtedness incurred in connection with our inversion transaction in June 2002 whereby we were reorganized as a Bermuda company. The second NOPA proposes to deny a deduction of $207.6 million in the same item of interest expense in our 2003 tax year. On August 9, 2006, NIFI received a Revenue Agent Report, asserting the adjustments relating to the two NOPAs referred to above. On September 18, 2006, NIFI filed a protest with the IRS related to the two adjustments and we intend to contest the IRS position vigorously. We previously had obtained advice from our tax advisors that the deduction of such amounts was appropriate and more recently that the position of the IRS lacks merit. In 2003 the Company paid off approximately one-half of the intercompany indebtedness incurred in connection with the inversion. We currently have not booked any reserves for such proposed adjustments.

On September 14, 2006, Nabors Drilling International Ltd. (NDIL), a wholly-owned Bermuda subsidiary of Nabors, received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny a depreciation expense deduction that relates to drilling rigs operating in Mexico in 2003, as well as a deduction for payments made to an affiliated company for the provision of labor services in Mexico. The amount assessed by the SAT is approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. Nabors has not booked any reserves for the adjustments proposed by the SAT. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses in 2004, 2005 and 2006. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005 and 2006 tax years.

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

During the quarter ended June 30, 2006, we settled a lawsuit involving wage and hour claims relating primarily to meal periods and travel time of current and former rig-based employees in our California well-servicing business. Those claims were heard by an arbitrator during the fourth quarter of 2005. On February 6, 2006, we received an interim award against us in the amount of $25.6 million (plus attorney’s fees and costs), which was accrued for in our consolidated statements of income for the year ended December 31, 2005. As a result of subsequent proceedings and the settlement, the final award was $24.3 million, which was paid during May 2006.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
	Remainder
	of 2006	2007	2008	Thereafter	Total
(In thousands)

Financial standby letters of credit and other financial surety instruments	$273	$102,112	$1,195	$125	$103,705
Contingent consideration in acquisition	—	11,596	850	2,550	14,996

Total	$273	$113,708	$2,045	$2,675	$118,701

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands, except per share amounts)

Net income (numerator):
Net income — basic	$292,751	$178,857	$782,947	$438,076
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011(1)	—	—	—	—
$82 million due 2021(2)	—	—	—	—
$700 million due 2023(3)	—	—	—	—

Adjusted net income — diluted	$292,751	$178,857	$782,947	$438,076

Earnings per share:
Basic	$1.05	$.57	$2.65	$1.41
Diluted	$1.02	$.55	$2.57	$1.36
Shares (denominator):
Weighted-average number of shares outstanding-basic(4)	277,553	314,419	294,987	311,210
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	8,991	9,281	9,893	10,018
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011(1)	—	—	—	—
$82 million due 2021(2)	—	—	—	—
$700 million due 2023(3)	—	—	186	—

Weighted-average number of shares outstanding-diluted	286,544	323,700	305,066	321,228

(1)	Diluted earnings per share for the three and nine months ended September 30, 2006 do not include any incremental shares issuable upon the exchange of the $2.75 billion 0.94% senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $45.83 on the last trading day of the quarter, which did not occur during the three and nine months ended September 30, 2006. The $2.75 billion notes were issued during the quarter ended June 30, 2006 and had no effect on prior period’s earnings per share calculation.

(2)	Diluted earnings per share for the three and nine months ended September 30, 2006 excludes approximately 1.2 million potentially dilutive shares initially issuable upon the conversion of the $82 million zero coupon

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible senior debentures. Diluted earnings per share for the three and nine months ended September 30, 2005 excludes approximately 17.0 million potentially dilutive shares initially issuable upon the conversion of these debentures. Such shares did not impact our calculation of dilutive earnings per share for those quarters, as we are required to pay cash up to the principal amount of any debentures converted. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $49.

(3)	Diluted earnings per share for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2005 do not include any incremental shares issuable upon the exchange of the $700 million zero coupon senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $35.05 on the last trading day of the quarter. This was the case for the quarter ended March 31, 2006 and is therefore included in the weighted-average number of shares outstanding in our diluted earnings per share calculation for the nine months ended September 30, 2006.

(4)	Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors Exchangeco (Canada) Inc., an indirectly wholly-owned Canadian subsidiary of Nabors, respectively: 277.4 million and .2 million shares for the three months ended September 30, 2006; 314.0 million and .4 million shares for the three months ended September 30, 2005; 294.8 million and .2 million shares for the nine months ended September 30, 2006; and 310.8 million and .4 million shares for the nine months ended September 30, 2005. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 4,327,513 and 2,443,254 shares during the three and nine months ended September 30, 2006 and 2,250 and 1,014,422 shares during the three and nine months ended September 30, 2005. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Supplemental Balance Sheet Information

Accrued liabilities include the following:

	September 30,	December 31,
	2006	2005
(In thousands)

Accrued compensation	$117,940	$88,071
Deferred revenue	70,676	19,542
Workers’ compensation liabilities	37,458	37,458
Interest payable	12,462	9,728
Litigation reserves	4,583	30,182
Other accrued liabilities	45,948	39,355

	$289,067	$224,336

Our cash and cash equivalents, short-term and long-term investments consist of the following:

	September 30,	December 31,
	2006	2005
(In thousands)

Cash and cash equivalents	$360,206	$565,001
Short-term investments	913,216	858,524
Long-term investments	491,404	222,802

Total	$1,764,826	$1,646,327

As of September 30, 2006 and December 31, 2005, our short-term investments consist entirely of investments in available-for-sale marketable debt and equity securities while our long-term investments consist entirely of investments in non-marketable securities. Non-marketable securities consist of asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages and participations in whole loans and whole loan mortgages. These investments are classified as non-marketable, because they do not have published fair values.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Segment Information

The following tables set forth certain financial information with respect to our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)

Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$498,173	$355,172	$1,393,310	$914,862
U.S. Land Well-servicing	188,650	130,265	518,224	355,154
U.S. Offshore	56,219	42,115	162,299	125,312
Alaska	24,098	18,159	75,816	64,882
Canada	167,705	126,643	514,849	366,500
International	195,445	143,355	511,487	402,553

Subtotal Contract Drilling(2)	1,130,290	815,709	3,175,985	2,229,263
Oil and Gas(3)	9,268	16,354	48,808	46,871
Other Operating Segments(4)(5)	154,463	86,458	459,759	244,368
Other reconciling items(6)	(43,837)	(25,176)	(138,673)	(70,885)

Total	$1,250,184	$893,345	$3,545,879	$2,449,617

Adjusted income (loss) derived from operating activities:(7)
Contract Drilling:
U.S. Lower 48 Land Drilling	$219,485	$135,295	$611,912	$310,567
U.S. Land Well-servicing	54,495	29,297	148,000	75,126
U.S. Offshore	17,492	12,883	51,613	32,392
Alaska	2,123	3,612	9,749	13,743
Canada	42,549	28,709	145,524	74,947
International	58,145	38,630	146,142	100,955

Subtotal Contract Drilling	394,289	248,426	1,112,940	607,730
Oil and Gas	(5,101)	3,998	7,751	7,741
Other Operating Segments	20,882	6,862	59,918	19,493

Total segment adjusted income derived from operating activities	410,070	259,286	1,180,609	634,964
Other reconciling items(8)	(29,268)	(17,394)	(79,847)	(47,322)
Interest expense	(13,735)	(11,195)	(33,958)	(33,265)
Investment income	37,155	27,178	67,753	54,544
(Losses) Gains on sales of long-lived assets, impairment charges and other income (expense), net	(4,284)	(15,684)	(12,529)	(23,778)

Income before income taxes	$399,938	$242,191	$1,122,028	$585,143

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2006	2005
(In thousands)

Total assets:
Contract Drilling:
U.S. Lower 48 Land Drilling	$2,054,179	$1,513,618
U.S. Land Well-servicing	546,840	389,002
U.S. Offshore	422,899	366,354
Alaska	214,554	202,315
Canada	1,072,350	1,109,627
International	1,808,405	1,436,234

Subtotal Contract Drilling(9)	6,119,227	5,017,150
Oil and Gas	244,059	127,834
Other Operating Segments(10)	639,300	387,422
Other reconciling items(8)	1,926,242	1,698,001

Total assets	$8,928,828	$7,230,407

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes Earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $1.1 million and $(1.1) million for the three months ended September 30, 2006 and 2005, respectively, and $5.9 million and $.7 million for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Represents our oil and gas exploration, development and production operations.

(4)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes Earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $4.6 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $13.6 million and $6.6 million for the nine months ended September 30, 2006 and 2005, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(9)	Includes $41.8 million and $35.3 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2006 and December 31, 2005, respectively.

(10)	Includes $49.4 million and $35.9 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2006 and December 31, 2005, respectively.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, statements of income for each of the three and nine month periods ended September 30, 2006 and 2005, and the consolidating statements of cash flows for the nine month periods ended September 30, 2006 and 2005 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	September 30, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$14,102	$37,024	$11	$309,069	$—	$360,206
Short-term investments	—	—	—	913,216	—	913,216
Accounts receivable, net	—	—	—	1,098,818	—	1,098,818
Inventory	—	—	—	98,769	—	98,769
Deferred income taxes	—	—	—	204,140	—	204,140
Other current assets	162	1,110	376	113,866	—	115,514

Total current assets	14,264	38,134	387	2,737,878	—	2,790,663
Long-term investments	—	—	—	491,404	—	491,404
Property, plant and equipment, net	—	—	—	4,975,081	—	4,975,081
Goodwill, net	—	—	—	369,978	—	369,978
Intercompany receivables	284,791	1,043,626	—	19,944	(1,348,361)	—
Investments in affiliates	2,988,413	3,621,237	283,133	1,195,157	(7,996,739)	91,201
Other long-term assets	—	250,518	677	175,220	(215,914)	210,501

Total assets	$3,287,468	$4,953,515	$284,197	$9,964,662	$(9,561,014)	$8,928,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long- term debt	$—	$—	$—	$—	$—	$—
Trade accounts payable	22	84	—	416,920	—	417,026
Accrued liabilities	4,314	11,300	1,409	272,044	—	289,067
Income taxes payable	—	17,890	1,848	21,343	—	41,081

Total current liabilities	4,336	29,274	3,257	710,307	—	747,174
Long-term debt	—	3,779,316	224,229	—	—	4,003,545
Other long-term liabilities	—	—	—	174,361	—	174,361
Deferred income taxes	—	32,600	4	903,926	(215,914)	720,616
Intercompany payable	—	—	3,428	1,344,933	(1,348,361)	—

Total liabilities	4,336	3,841,190	230,918	3,133,527	(1,564,275)	5,645,696

Shareholders’ equity	3,283,132	1,112,325	53,279	6,831,135	(7,996,739)	3,283,132

Total liabilities and shareholders’ equity	$3,287,468	$4,953,515	$284,197	$9,964,662	$(9,561,014)	$8,928,828

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$527	$14	$11	$564,449	$—	$565,001
Short-term investments	—	—	—	858,524	—	858,524
Accounts receivable, net	—	—	—	822,104	—	822,104
Inventory	—	—	—	51,292	—	51,292
Deferred income taxes	—	—	—	199,196	—	199,196
Other current assets	163	959	376	119,693	—	121,191

Total current assets	690	973	387	2,615,258	—	2,617,308
Long-term investments	—	—	—	222,802	—	222,802
Property, plant and equipment, net	—	—	—	3,886,924	—	3,886,924
Goodwill, net	—	—	—	341,939	—	341,939
Intercompany receivables	545,099	766,079	—	522	(1,311,700)	—
Investments in affiliates	3,212,605	2,539,283	270,461	1,544,222	(7,495,407)	71,164
Other long-term assets	—	10,295	826	79,149	—	90,270

Total assets	$3,758,394	$3,316,630	$271,674	$8,690,816	$(8,807,107)	$7,230,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$767,912	$—	$—	$—	$767,912
Trade accounts payable	—	23	—	336,566	—	336,589
Accrued liabilities	254	5,582	4,151	214,349	—	224,336
Income taxes payable	—	6,696	1,380	15,543	—	23,619

Total current liabilities	254	780,213	5,531	566,458	—	1,352,456
Long-term debt	—	1,027,721	224,030	—	—	1,251,751
Other long-term liabilities	—	—	—	151,415	—	151,415
Deferred income taxes	—	26,246	—	690,399	—	716,645
Intercompany payable	—	—	2,534	1,309,166	(1,311,700)	—

Total liabilities	254	1,834,180	232,095	2,717,438	(1,311,700)	3,472,267

Shareholders’ equity	3,758,140	1,482,450	39,579	5,973,378	(7,495,407)	3,758,140

Total liabilities and shareholders’ equity	$3,758,394	$3,316,630	$271,674	$8,690,816	$(8,807,107)	$7,230,407

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$1,244,478	$—	$1,244,478
Earnings from unconsolidated affiliates	—	—	—	5,706	—	5,706
Earnings from consolidated affiliates	296,520	218,849	3,683	224,104	(743,156)	—
Investment income	68	683	—	36,404	—	37,155
Intercompany interest income	1,019	17,289	—	—	(18,308)	—

Total revenues and other income	297,607	236,821	3,683	1,510,692	(761,464)	1,287,339

Costs and other deductions:
Direct costs	—	—	—	670,326	—	670,326
General and administrative expenses	4,417	67	—	89,538	(253)	93,769
Depreciation and amortization	—	150	—	97,406	—	97,556
Depletion	—	—	—	7,731	—	7,731
Interest expense	—	12,727	2,860	(1,852)	—	13,735
Intercompany interest expense	439	—	—	17,869	(18,308)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	809	—	3,222	253	4,284

Total costs and other deductions	4,856	13,753	2,860	884,240	(18,308)	887,401

Income before income taxes	292,751	223,068	823	626,452	(743,156)	399,938

Income tax expense	—	1,561	263	105,363	—	107,187

Net income	$292,751	$221,507	$560	$521,089	$(743,156)	$292,751

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$893,254	$—	$893,254
Earnings from unconsolidated affiliates	—	—	—	91	—	91
Earnings from consolidated affiliates	173,114	95,535	3,683	101,980	(374,312)	—
Investment income	6,430	—	7	20,741	—	27,178
Intercompany interest income	1,008	18,587	—	—	(19,595)	—

Total revenues and other income	180,552	114,122	3,690	1,016,066	(393,907)	920,523

Costs and other deductions:
Direct costs	—	—	—	500,552	—	500,552
General and administrative expenses	1,666	216	3	64,075	(81)	65,879
Depreciation and amortization	—	150	—	73,523	—	73,673
Depletion	—	—	—	11,349	—	11,349
Interest expense	—	9,470	2,860	(1,135)	—	11,195
Intercompany interest expense	—	—	—	19,595	(19,595)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(865)	—	16,468	81	15,684

Total costs and other deductions	1,666	8,971	2,863	684,427	(19,595)	678,332

Income before income taxes	178,886	105,151	827	331,639	(374,312)	242,191

Income tax expense	29	3,558	281	59,466	—	63,334

Net income	$178,857	$101,593	$546	$272,173	$(374,312)	$178,857

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$3,526,404	$—	$3,526,404
Earnings from unconsolidated affiliates	—	—	—	19,475	—	19,475
Earnings from consolidated affiliates	793,828	631,400	12,672	659,203	(2,097,103)	—
Investment income	179	10,343	—	57,231	—	67,753
Intercompany interest income	3,003	48,669	—	—	(51,672)	—

Total revenues and other income	797,010	690,412	12,672	4,262,313	(2,148,775)	3,613,632

Costs and other deductions:
Direct costs	—	—	—	1,879,169	—	1,879,169
General and administrative expenses	12,966	146	2	257,625	(343)	270,396
Depreciation and amortization	—	450	—	266,441	—	266,891
Depletion	—	—	—	28,661	—	28,661
Interest expense	—	27,776	8,580	(2,398)	—	33,958
Intercompany interest expense	1,097	—	—	50,575	(51,672)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(832)	—	13,018	343	12,529

Total costs and other deductions	14,063	27,540	8,582	2,493,091	(51,672)	2,491,604

Income before income taxes	782,947	662,872	4,090	1,769,222	(2,097,103)	1,122,028

Income tax expense	—	11,645	1,359	326,077	—	339,081

Net income	$782,947	$651,227	$2,731	$1,443,145	$(2,097,103)	$782,947

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$2,442,319	$—	$2,442,319
Earnings from unconsolidated affiliates	—	—	—	7,298	—	7,298
Earnings from consolidated affiliates	428,864	241,314	11,803	259,366	(941,347)	—
Investment income	12,013	—	7	42,524	—	54,544
Intercompany interest income	2,992	55,788	—	—	(58,780)	—

Total revenues and other income	443,869	297,102	11,810	2,751,507	(1,000,127)	2,504,161

Costs and other deductions:
Direct costs	—	—	—	1,429,762	—	1,429,762
General and administrative expenses	5,385	1,316	6	178,495	(877)	184,325
Depreciation and amortization	—	450	—	212,393	—	212,843
Depletion	—	—	—	35,045	—	35,045
Interest expense	—	27,498	8,580	(2,813)	—	33,265
Intercompany interest expense	—	—	—	58,780	(58,780)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	344	(708)	—	23,265	877	23,778

Total costs and other deductions	5,729	28,556	8,586	1,934,927	(58,780)	1,919,018

Income before income taxes	438,140	268,546	3,224	816,580	(941,347)	585,143

Income tax expense	64	10,076	1,096	135,831	—	147,067

Net income	$438,076	$258,470	$2,128	$680,749	$(941,347)	$438,076

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Net cash (used for) provided by operating activities	$1,175,772	$(155,865)	$(10,968)	$2,872,939	$(2,842,339)	$1,039,539

Cash flows from investing activities:
Purchases of investments	—	—	—	(1,087,987)	—	(1,087,987)
Sales and maturities of investments	—	—	—	799,713	—	799,713
Cash paid for investments in consolidated affiliates	(977,927)	(487,275)	—	(1,189,056)	2,654,258	—
Proceeds from sale of affiliate’s stock	—	—	—	1,800,000	(1,800,000)	—
Investment in affiliates	—	—	—	(2,433)	—	(2,433)
Cash paid for acquisitions of businesses, net	—	—	—	(46,510)	—	(46,510)
Capital expenditures	—	—	—	(1,344,682)	—	(1,344,682)
Proceeds from sales of assets and insurance claims	—	—	—	10,322	—	10,322

Net cash provided by (used for) investing activities	(977,927)	(487,275)	—	(1,060,633)	854,258	(1,671,577)

Cash flows from financing activities:
(Decrease) increase in cash overdrafts	—	—	—	(15,845)	—	(15,845)
Proceeds from sale of warrants	421,162	—	—	—	—	421,162
Purchase of exchangeable note hedge	—	(583,550)	—	—	—	(583,550)
Proceeds from long-term debt	—	2,750,000	—	—	—	2,750,000
Reduction of long-term debt	—	(769,789)	—	—	—	(769,789)
Proceeds from issuance of common shares	21,925	—	—	—	—	21,925
Debt issuance costs	—	(27,972)	—	—	—	(27,972)
Proceeds from parent contributions	—	1,178,088	10,968	1,465,202	(2,654,258)	—
Repurchase of common shares	(627,357)	—	—	(2,545,977)	1,800,000	(1,373,334)
Tax benefit related to the exercise of stock options	—	4,315	—	—	—	4,315
Cash dividends paid	—	(1,870,942)	—	(971,397)	2,842,339	—

Net cash provided by (used for) financing activities	(184,270)	680,150	10,968	(2,068,017)	1,988,081	426,912

Effect of exchange rate changes on cash and cash equivalents	—	—	—	331	—	331

Net (decrease) increase in cash and cash equivalents	13,575	37,010	—	(255,380)	—	(204,795)
Cash and cash equivalents, beginning of period	527	14	11	564,449	—	565,001

Cash and cash equivalents, end of period	$14,102	$37,024	$11	$309,069	$—	$360,206

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Net cash (used for) provided by operating activities	$134,753	$61,358	$(10,975)	$541,456	$(61,218)	$665,374

Cash flows from investing activities:
Purchases of investments	(117,623)	—	—	(337,002)	—	(454,625)
Sales and maturities of investments	73,112	—	—	395,159	—	468,271
Cash paid for investments in consolidated affiliates	(85,386)	(10,968)	—	(10,968)	107,322	—
Cash paid for acquisitions of businesses, net	—	—	—	(46,201)	—	(46,201)
Capital expenditures	—	—	—	(577,844)	—	(577,844)
Proceeds from sales of assets and insurance claims	—	—	—	19,989	—	19,989

Net cash provided by (used for) investing activities	(129,897)	(10,968)	—	(556,867)	107,322	(590,410)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	3,857	—	3,857
Reduction of long-term borrowings	—	—	—	(424)	—	(424)
Proceeds from issuance of common shares	8,374	—	—	178,343	—	186,717
Repurchase of common shares	(80,572)	—	—	—	—	(80,572)
Proceeds from parent contributions	—	—	10,968	96,354	(107,322)	—
Cash dividends paid	—	(50,250)	—	(10,968)	61,218	—

Net cash provided by (used for) financing activities	(72,198)	(50,250)	10,968	267,162	(46,104)	109,578

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6,317	—	6,317

Net (decrease) increase in cash and cash equivalents	(67,342)	140	(7)	258,068	—	190,859
Cash and cash equivalents, beginning of period	67,584	—	18	317,107	—	384,709

Cash and cash equivalents, end of period	$242	$140	$11	$575,175	$—	$575,568

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of September 30, 2006, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows and of changes in shareholders’ equity for the nine-month periods ended September 30, 2006 and 2005. This interim financial information is the responsibility of the Company’s management.

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
November 1, 2006

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

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, workover and well-servicing operations, on land and offshore. Our oil and gas exploration, development and production operations are included in a category labeled Oil and Gas for segment reporting purposes. Our operating segments engaged in marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in a category labeled Other Operating Segments for segment reporting purposes.

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

Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $8.05 per million cubic feet (mcf) during the period from October 1, 2005 through September 30, 2006, up from $7.41 per mcf average during the period from October 1, 2004 through September 30, 2005. West Texas intermediate spot oil prices (per Bloomberg) averaged $66.11 per barrel during the period from October 1, 2005 through September 30, 2006, up from a $53.69 per barrel average during the period from October 1, 2004 through September 30, 2005.

Operating revenues and Earnings from unconsolidated affiliates for the three months ended September 30, 2006 totaled $1.3 billion, representing an increase of $356.8 million, or 40% as compared to the three months ended September 30, 2005 and $3.5 billion for the nine months ended September 30, 2006, representing an increase of $1.1 billion, or 45% as compared to the nine months ended September 30, 2005. Adjusted income derived from operating activities and net income for the three months ended September 30, 2006 totaled $380.8 million and $292.8 million, ($1.02 per diluted share), respectively, representing increases of 57% and 64%, respectively, compared to the three months ended September 30, 2005. Adjusted income derived from operating activities and net income for the nine months ended September 30, 2006 totaled $1.1 billion and $782.9 million ($2.57 per diluted share), respectively, representing increases of 87% and 79% respectively, compared to the nine months ended September 30, 2005.

The increase in our operating results during the three and nine months ended September 30, 2006 resulted from higher revenues realized by essentially all of our operating segments. Revenues increased as a result of higher average dayrates and activity levels during the three and nine months ended September 30, 2006 compared to the prior year periods. This increase in average dayrates and activity reflects an increase in demand for our services in these markets during the three and nine months ended September 30, 2006, which resulted from strong capital spending by our customers as supply challenges persist and cash flows remain adequate and confidence in the long-term outlook of higher price levels for natural gas and oil regardless of short-term price volatility. These increases were accomplished in light of delivery slippage on new rigs for both drilling and workover rigs, and a larger than expected impact from our customers’ deferral of work in the Gulf of Mexico during the hurricane season.

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

The expansion of our rig fleet through our expanded capital program is expected to most significantly impact the results of our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian and International operations. For our existing rigs, we expect the largest increase in drilling activity and dayrates to exist in our U.S. Lower

48 Land Drilling operations as a result of strong demand for drilling services in that market driven by the sustained level of higher natural gas prices. We also expect strong demand for our drilling and well-servicing services across a number of our other markets, resulting from higher commodity prices, to improve our results of operations from existing rigs for our U.S. Land Well-servicing, Canadian, International and U.S. Offshore operations. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter, and then generally increase over the last half of the year. We expect that the improvement in our International operations will also be driven by multiple rig contract re-pricings, which should begin to impact our results in the second half of 2006. We expect that the improvement in our U.S. Offshore operations will also be driven by a continuing improvement in the utilization of and pricing for our workover jack-up rigs. We expect results from our operations in Alaska to be substantially unchanged during 2006 when compared to 2005, as the improvement in demand for drilling services as a result of increases in commodity prices have just started to be demonstrated in this market during the latter half of 2006.

During the second quarter of 2006, our wholly-owned subsidiary, Nabors Delaware, placed $2.75 billion in five-year exchangeable notes with a 0.94% coupon interest rate and an original exchange premium of 30%. In order to offset the potential dilution to our shares, Nabors Delaware entered into a series of hedge transactions which effectively increased the exchange premium to 55%. In the hedge transactions, Nabors Delaware purchased call options which will cover the net shares of our common shares that would be deliverable to the note-holders upon exchange of the notes. In order to partially offset the cost of the purchased call options (but which also limits the anti-dilutive effect of the call options), we sold warrants to acquire approximately 60.0 million of our common shares at a strike price of $54.64. The net cost of these hedge transactions was approximately $162.4 million. These costs were accounted for as a reduction to shareholders’ equity. A portion of the proceeds from the notes were also used to repurchase approximately 28.5 million shares of our common stock for approximately $1.0 billion, which further reduced shareholders’ equity. These decreases to equity as a result of these transactions were partially offset by a $215.9 million increase to equity related to a deferred tax asset representing the tax benefits of the cost of the purchased call option, which was also accounted for through shareholders’ equity. We expect these transactions to be accretive to our results by roughly $.26 per share in 2006 and $.56 per share in 2007. After the consummation of this transaction, we had approximately $2.0 billion in cash and investments, which we believe puts us in an excellent position to capitalize on future opportunities.

The following table sets forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
	2006	2005	(Decrease)		2006	2005	(Decrease)
(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$498,173	$355,172	$143,001	40%	$1,393,310	$914,862	$478,448	52%
U.S. Land Well-servicing	188,650	130,265	58,385	45%	518,224	355,154	163,070	46%
U.S. Offshore	56,219	42,115	14,104	33%	162,299	125,312	36,987	30%
Alaska	24,098	18,159	5,939	33%	75,816	64,882	10,934	17%
Canada	167,705	126,643	41,062	32%	514,849	366,500	148,349	40%
International	195,445	143,355	52,090	36%	511,487	402,553	108,934	27%

Subtotal Contract Drilling (2)	1,130,290	815,709	314,581	39%	3,175,985	2,229,263	946,722	42%
Oil and Gas (3)	9,268	16,354	(7,086)	(43)%	48,808	46,871	1,937	4%
Other Operating Segments (4)(5)	154,463	86,458	68,005	79%	459,759	244,368	215,391	88%
Other reconciling items (6)	(43,837)	(25,176)	(18,661)	(74)%	(138,673)	(70,885)	(67,788)	(96)%

Total	$1,250,184	$893,345	$356,839	40%	$3,545,879	$2,449,617	$1,096,262	45%

Adjusted income (loss) derived from operating activities: (7)
Contract Drilling:
U.S. Lower 48 Land Drilling	$219,485	$135,295	$84,190	62%	$611,912	$310,567	$301,345	97%
U.S. Land Well-servicing	54,495	29,297	25,198	86%	148,000	75,126	72,874	97%
U.S. Offshore	17,492	12,883	4,609	36%	51,613	32,392	19,221	59%
Alaska	2,123	3,612	(1,489)	(41)%	9,749	13,743	(3,994)	(29)%
Canada	42,549	28,709	13,840	48%	145,524	74,947	70,577	94%
International	58,145	38,630	19,515	51%	146,142	100,955	45,187	45%

Subtotal Contract Drilling	394,289	248,426	145,863	59%	1,112,940	607,730	505,210	83%
Oil and Gas	(5,101)	3,998	(9,099)	(228)%	7,751	7,741	10	0%
Other Operating Segments	20,882	6,862	14,020	204%	59,918	19,493	40,425	207%
Other reconciling items (8)	(29,268)	(17,394)	(11,874)	(68)%	(79,847)	(47,322)	(32,525)	(69)%

Total	380,802	241,892	138,910	57%	1,100,762	587,642	513,120	87%
Interest expense	(13,735)	(11,195)	(2,540)	(23)%	(33,958)	(33,265)	(693)	(2)%
Investment income	37,155	27,178	9,977	37%	67,753	54,544	13,209	24%
Gains (losses) on sales of
long-lived assets, impairment charges and other income (expense), net	(4,284)	(15,684)	11,400	73%	(12,529)	(23,778)	11,249	47%

Income before income taxes	$399,938	$242,191	$157,747	65%	$1,122,028	$585,143	$536,885	92%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase		2006	2005	Increase

Rig activity:
Rig years: (9)
U.S. Lower 48 Land Drilling	257.3	244.2	13.1	5%	255.3	232.0	23.3	10%
U.S. Offshore	16.0	15.7	0.3	2%	16.3	16.2	0.1	1%
Alaska	9.3	6.5	2.8	43%	8.1	6.7	1.4	21%
Canada	52.9	54.7	(1.8)	(3)%	54.6	49.0	5.6	11%
International (10)	100.8	84.8	16.0	19%	93.5	81.1	12.4	15%

Total rig years	436.3	405.9	30.4	7%	427.8	385.0	42.8	11%

Rig hours: (11)
U.S. Land Well-servicing	322,445	313,677	8,768	3%	953,174	919,006	34,168	4%
Canada Well-servicing	91,047	89,329	1,718	2%	273,919	263,962	9,957	4%

Total rig hours	413,492	403,006	10,486	3%	1,227,093	1,182,968	44,125	4%

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes Earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $1.1 million and $(1.1) million for the three months ended September 30, 2006 and 2005, respectively, and $5.9 million and $.7 million for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Represents our oil and gas exploration, development and production operations.

(4)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes Earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $4.6 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $13.6 million and $6.6 million for the nine months ended September 30, 2006 and 2005, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(9)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(10)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the three months ended September 30, 2006 and 2005, respectively, and 4.0 years and 3.9 years during the nine months ended September 30, 2006 and 2005, respectively.

(11)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the period.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment are as follows:

					Nine Months Ended
	Three Months Ended September 30,				September 30,
	2006	2005	Increase		2006	2005	Increase
(Dollars in thousands)

Operating revenues and Earnings from unconsolidated affiliates	$498,173	$355,172	$143,001	40%	$1,393,310	$914,862	$478,448	52%
Adjusted income derived from operating activities	$219,485	$135,295	$84,190	62%	$611,912	$310,567	$301,345	97%
Rig years	257.3	244.2	13.1	5%	255.3	232.0	23.3	10%

The increase in operating results during the three and nine months ended September 30, 2006 primarily resulted from an increase in average dayrates and in drilling activity, which were driven by higher natural gas prices. The increase in drilling activity is reflected in the increase in rig years during the three and nine months ended September 30, 2006 compared to the prior year periods.

U.S. Land Well-servicing.  The results of operations for this reportable segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase		2006	2005	Increase
(Dollars in thousands)

Operating revenues and Earnings from unconsolidated affiliates	$188,650	$130,265	$58,385	45%	$518,224	$355,154	$163,070	46%
Adjusted income derived from operating activities	$54,495	$29,297	$25,198	86%	$148,000	$75,126	$72,874	97%
Rig hours	322,445	313,677	8,768	3%	953,174	919,006	34,168	4%

The increase in operating results during the three and nine months ended September 30, 2006 primarily resulted from an increase in average dayrates and from higher well-servicing hours compared to the prior year periods. This increase in dayrates and well servicing activity resulted from higher customer demand for our services in a number of markets in which we operate, which was driven by a sustained level of higher oil prices.

U.S. Offshore.  The results of operations for this reportable segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase		2006	2005	Increase
(Dollars in thousands)

Operating revenues and Earnings from unconsolidated affiliates	$56,219	$42,115	$14,104	33%	$162,299	$125,312	$36,987	30%
Adjusted income derived from operating activities	$17,492	$12,883	$4,609	36%	$51,613	$32,392	$19,221	59%
Rig years	16.0	15.7	0.3	2%	16.3	16.2	0.1	1%

The increase in operating results during the three and nine months ended September 30, 2006 primarily resulted from an increase in dayrates for our entire rig fleet as compared to the prior year periods, due to higher customer demand for our services stemming from higher natural gas prices.

Alaska.  The results of operations for this reportable segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/(Decrease)		2006	2005	Increase/(Decrease)
(Dollars in thousands)

Operating revenues and Earnings from unconsolidated affiliates	$24,098	$18,159	$5,939	33%	$75,816	$64,882	$10,934	17%
Adjusted income derived from operating activities	$2,123	$3,612	$(1,489)	(41)%	$9,749	$13,743	$(3,994)	(29)%
Rig years	9.3	6.5	2.8	43%	8.1	6.7	1.4	21%

The increase in operating revenues and earnings from unconsolidated affiliates during the three and nine months ended September 30, 2006 is primarily due to increases in average dayrates and drilling activity levels as compared to prior year periods. The decrease in overall operating results during the three and nine months ended September 30, 2006 as compared to prior year periods relate to increased labor and repairs and maintenance costs.

Canada.  The results of operations for this reportable segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase/(Decrease)		2006	2005	Increase
(Dollars in thousands)

Operating revenues and Earnings from unconsolidated affiliates	$167,705	$126,643	$41,062	32%	$514,849	$366,500	$148,349	40%
Adjusted income derived from operating activities	$42,549	$28,709	$13,840	48%	$145,524	$74,947	$70,577	94%
Rig years	52.9	54.7	(1.8)	(3)%	54.6	49.0	5.6	11%
Rig hours	91,047	89,329	1,718	2%	273,919	263,962	9,957	4%

The increase in operating results during the three months ended September 30, 2006 over the prior year period primarily resulted from increases in average dayrates and hourly rates, as well as foreign exchange increases due to the strengthening of the Canadian dollar against the U.S. dollar. These increases were partially offset by a decline in drilling activity due to lower demand stemming from lower natural gas prices during the three months ended September 30, 2006. The increase in operating results during the nine months ended September 30, 2006 primarily resulted from an overall increase in drilling and well-servicing activity and an increase in average dayrates and hourly rates for drilling and well-servicing operations compared to the prior year periods. These increases were driven by increased natural gas prices, which resulted in improved demand for our services in this market. Further increases in operating results in the nine month period were due to foreign exchange increases as a result of the Canadian dollar strengthening against the U.S. dollar during these periods.

International.  The results of operations for this reportable segment are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	Increase		2006	2005	Increase
(Dollars in thousands)

Operating revenues and Earnings from unconsolidated affiliates	$195,445	$143,355	$52,090	36%	$511,487	$402,553	$108,934	27%
Adjusted income derived from operating activities	$58,145	$38,630	$19,515	51%	$146,142	$100,955	$45,187	45%
Rig years	100.8	84.8	16.0	19%	93.5	81.1	12.4	15%

The increase in operating results during the three and nine months ended September 30, 2006 primarily resulted from an increase in operations in Africa (primarily Angola and Tanzania), Saudi Arabia, New Zealand and South America (primarily Colombia, and Mexico), resulting from improved demand for our services and improved dayrates in these markets, partially offset by decreased operations in Indonesia during the three and nine months ended September 30, 2006 compared to the prior year periods.

Oil and Gas

This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	(Decrease)		2006	2005	Increase
(Dollars in thousands)

Operating revenues and Earnings from unconsolidated affiliates	$9,268	$16,354	$(7,086)	(43)%	$48,808	$46,871	$1,937	4%
Adjusted income derived from operating activities	$(5,101)	$3,998	$(9,099)	(228)%	$7,751	$7,741	$10	0%

The decrease in operating results during the three months ended September 30, 2006, as compared to the prior year period, related primarily from the expected decline in production from our investments with El Paso Corporation and higher direct costs. The higher direct costs increased due to geological and geophysical expenses incurred in Colombia, increased expenses due to additional producing wells during 2006 as well as non-recurring workover expenses incurred on one of our wells. Operating results during the nine months ended September 30, 2006 increased only slightly as compared to the prior year period. Operating results during the nine months ended September 30, 2006 were positively impacted from the sale of certain leasehold interests. Such sale resulted in additional operating revenue totaling $20.7 million during the nine months ended September 30, 2006 and was partially offset by lower production resulting from the expected decline in production from our investments with El Paso Corporation. During the nine months ended September 30, 2006, we incurred higher seismic costs and work-over expenses discussed above as compared to prior period and also recorded an impairment of oil and gas properties totaling approximately $7.5 million that was recorded as depletion expense. This impairment resulted from lower than expected performance of certain asset groups.

Other Operating Segments

These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	Increase		2006	2005	Increase
(Dollars in thousands)

Operating revenues and Earnings from unconsolidated affiliates	$154,463	$86,458	$68,005	79%	$459,759	$244,368	$215,391	88%
Adjusted income derived from operating activities	$20,882	$6,862	$14,020	204%	$59,918	$19,493	$40,425	207%

The overall increase in our operating results during the three and nine months ended September 30, 2006 primarily resulted from (i) increased sales of top drives driven by the strengthening of the oil and gas drilling market and increased equipment sales associated with the acquisition of Pragma Drilling Equipment Ltd. in May 2006, (ii) increased demand for directional drilling, rig instrumentation and data collection services during the nine months ended September 30, 2006, primarily driven by a strong U.S. and Canadian market for directional drilling services as the number of horizontal and directional wells drilled increased substantially. Adjusted income derived from operating activities during the three months ended September 30, 2006 decreased as compared to the prior year period for directional drilling primarily due to a decline in Western Canada operations due to declining commodity prices and increased labor and repairs and maintenance costs, (iii) increased margins for our marine transportation and supply services driven by higher average dayrates and higher utilization, which was primarily driven by an improvement in the offshore drilling market that resulted in increased demand for our services, and (iv) increased demand for construction and logistics services.

Other Financial Information

General and administrative expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	Increase		2006	2005	Increase
(Dollars in thousands)

General and administrative expenses	$93,769	$65,879	$27,890	42%	$270,396	$184,325	$86,071	47%
General and administrative expenses as a percentage of Operating revenues	7.5%	7.4%	0.1%	1%	7.7%	7.5%	0.2%	3%

General and administrative expenses increased during the three and nine months ended September 30, 2006 primarily as a result of increases in wages and burden for a majority of our operating segments compared to the prior year quarter, which primarily resulted from an increase in the number of employees required to support the increase in activity levels and from higher wages, and increased corporate compensation expense, which primarily resulted from higher bonus accruals and non-cash compensation expenses recorded for stock options and restricted stock grants during the three and nine months ended September 30, 2006 compared to the prior year periods. For the three and nine months ended September 30, 2006, general and administrative expenses, as a percentage of Operating revenues, remained comparable to the prior year periods.

Depreciation and amortization, and depletion expense

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	Increase/(Decrease)		2006	2005	Increase/(Decrease)
(Dollars in thousands)

Depreciation and amortization expense	$97,556	$73,673	$23,883	32%	$266,891	$212,843	$54,048	25%
Depletion expense	$7,731	$11,349	$(3,618)	(32)%	$28,661	$35,045	$(6,384)	(18)%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three months and nine months ended September 30, 2006 compared to the prior year periods as a result of depreciation on capital expenditures made during the last 12 months and increases in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations.

Depletion expense.  Depletion expense decreased during the three and nine month periods ended September 30, 2006 compared to the prior year periods due to lower oil and gas production due to the payout of the El Paso Red River program in late 2005. These decreases were partially offset due to increases in depletion expense on non-El Paso properties due to an impairment of $7.5 million. The impairment resulted from lower than expected performance of certain asset groups.

Interest expense

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	Increase		2006	2005	Increase
(Dollars in thousands)

Interest expense	$13,735	$11,195	$2,540	23%	$33,958	$33,265	$693	2%

Interest expense increased during the three months and nine months ended September 30, 2006 compared to the prior year period as a result of the additional interest expense related to the issuance of the $2.75 billion 0.94%

senior exchangeable notes due 2011. This increase was partially offset by interest expense reductions resulting from the redemption of 93% or $769.8 million of our zero coupon convertible senior debentures due 2021 on February 6, 2006. These zero coupon notes accreted at a rate of 2.5% per annum. See further discussion of these transactions in Note 5 to our accompanying consolidated financial statements.

Investment income

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	Increase		2006	2005	Increase
(Dollars in thousands)

Investment income	$37,155	$27,178	$9,977	37%	$67,753	$54,544	$13,209	24%

Investment income increased during the three and nine months ended September 30, 2006 compared to the prior year periods primarily as a result of higher interest income earned on investments in cash and marketable securities due to rising interest rates and a higher average investment balance related to the proceeds from the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011 received in May 2006. In addition, earnings on our non-marketable securities increased during the three months ended September 30, 2006 as compared to the prior year period. The increase was partially reduced in the three and nine month periods ended September 30, 2006 compared to the prior year periods by reduced gains realized from the sale of equity securities.

Losses (Gains) on sales of long-lived assets, impairment charges and other (income) expense, net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	(Decrease)		2006	2005	Increase
(Dollars in thousands)

Losses (Gains) on sales of long-lived assets, impairment charges and other (income) expense, net	$4,284	$15,684	$(11,400)	(73)%	$12,529	$23,778	$(11,249)	(47)%

The amount of losses (gains) on sales of long-lived assets, impairment charges and other (income) expense, net for the three and nine months ended September 30, 2006 include losses on long-term assets of approximately $1.2 million and $9.3 million, respectively. The amount of losses (gains) on sales of long-lived assets, impairment charges and other (income) expense, net for the three months ended September 30, 2005 include losses on long-term assets of approximately $7.6 million, which primarily consists of impairment charges recorded as a result of damage sustained in Hurricanes Katrina and Rita of approximately $2.2 million and $5.4 million, respectively. Losses (gains) on sales of long-lived assets, impairment charges and other (income) expense, during the nine months ended September 30, 2005, include losses on long-lived assets of approximately $10.7 million, which primarily consists of impairment charges recorded as a result of Hurricanes Katrina and Rita during the third quarter of 2005 discussed above.

Income tax rate

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	Increase		2006	2005	Increase

Effective income tax rate	26.8%	26.2%	0.6%	2%	30.2%	25.1%	5.1%	20%

The increase in our effective income tax rate resulted from a higher proportion of our taxable income being generated in the U.S. during the three and nine months ended September 30, 2006 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Additionally, during the three months ended June 30, 2006, we recorded a $36.2 million current tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’ subsidiary. This income tax expense was partially offset by an approximate $20.5 million deferred tax benefit recorded as a result of changes in Canadian laws that incrementally reduce statutory tax rates for both federal and provincial taxes over the next four years. We expect our effective tax rate during 2006 to be in the 29% — 31% range because we expect a higher proportion of our income to be generated in the U.S.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2006 and 2005.

Operating Activities.  Net cash provided by operating activities totaled $1.0 billion during the nine months ended September 30, 2006, compared to net cash provided by operating activities of $665.4 million during the prior year period. During the nine months ended September 30, 2006 and 2005, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital (primarily accounts receivable) and other balance sheet accounts.

Investing Activities.  Net cash used for investing activities totaled $1.7 billion during the nine months ended September 30, 2006, compared to net cash used for investing activities of $590.4 million during the prior year period. During the nine months ended September 30, 2006 cash was used for capital expenditures, which was partially offset by sales, net of purchases, of investments. During the nine months ended September 30, 2005 cash was used for capital expenditure.

Financing Activities.  Net cash provided by financing activities totaled $426.9 million during the nine months ended September 30, 2006 compared to net cash provided by financing activities of $109.6 million during the prior year period. During the nine months ended September 30, 2006, cash was provided by approximately $2.72 billion in net proceeds from the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011 by Nabors Delaware and by approximately $421.2 million from the sale of the warrants. During this same period, cash was used for the purchase of call options in the amount of $583.6 million, the redemption of 93% of our zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million and for repurchases of our common shares in the open market for $1.4 billion. During the nine months ended September 30, 2005, cash was provided by our receipt of proceeds totaling $186.7 million from the exercise of options to acquire our common shares by our employees and was used for the repurchase of our common shares in the open market totaling $80.6 million.

Future Cash Requirements

As of September 30, 2006, we had long-term debt, including current maturities, of $4.0 billion and cash and cash equivalents and investments of $1.8 billion.

Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due 2011 provide that upon an exchange of these notes, it will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and our common shares for any amount exceeding the principal amount of the notes required to be paid pursuant to the terms of the note indentures. The $700 million zero coupon senior exchangeable notes provide that upon an exchange of these notes, we will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the note indentures. The $2.75 billion 0.94% senior exchangeable notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate; or upon the occurrence of specified corporate transactions set forth in the indenture. The $700 million zero coupon senior exchangeable notes cannot be exchanged until the price for our shares exceeds $42.06 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, or with respect to all calendar quarters beginning on or after July 1, 2008, $38.56 of the applicable exchange price per share of Nabors’ common shares on such last trading day or subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate; or if Nabors Delaware calls the notes for redemption; or upon the occurrence of specified corporate transactions described in the note indenture.

As of September 30, 2006, we had outstanding purchase commitments of approximately $731.0 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be at least $2.2 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of drilling and well-servicing rigs that we own and operate and will consist primarily of land drilling and well-servicing rigs. The increase in capital expenditures is expected across a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian, and International operations.

On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a new joint venture, NFR Energy LLC, to invest in oil and gas exploitation opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially will hold an equal interest in the new entity and has committed to fund its proportionate share of $1.0 billion in equity. NFR Energy LLC will pursue development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. NFR Energy LLC has not commenced operations and has not received funding as of September 30, 2006 by either party.

Our 2005 Annual Report on Form 10-K includes our contractual cash obligations table as of December 31, 2005. As a result of the increase in our outstanding purchase commitments discussed above, and as a result of the issuance of Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due 2011 (see Note 5), we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to purchase commitments as of September 30, 2006:

	Payment Due by Period
							More than
	Total	< 1 Year	1-3 Years		3-5 Years		5 years
(In thousands)

Long-term debt obligations:
Principal	$4,014,557	$—	$925,000	(1)	$2,814,557	(2)	$275,000
Interest	$250,845	$51,600	$103,201		$81,263		$14,781
Purchase obligations(3)	$731,024	$731,014	$10		$—		$—

Total contractual cash Obligations	$4,996,426	$782,614	$1,028,211		$2,895,820		$289,781

(1)	Represents the $700 million zero coupon senior exchangeable notes, which can be put to us on June 15, 2008 and can be exchanged for cash in certain circumstances including when the price of our shares exceeds approximately $42.06 for the required period of time and also includes the $225 million senior notes due August 15, 2009.

(2)	Includes the $2.75 billion senior exchangeable notes due 2011 and the remainder of the $82 million zero coupon senior debentures due 2021, which can be put to us on February 5, 2011.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

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

Our Board of Directors in July 2006 authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through September 30, 2006, approximately $90.8 million of our common shares had been repurchased under this program. As of September 30, 2006, we had $409.2 million of shares that still may be purchased under the July 2006 share repurchase program.

See Note 8 to our accompanying consolidated financial statements for discussion of commitments and contingencies that could have a potential impact on our financial position, results of operations or cash flows in future periods.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, marketable and non-marketable securities and cash generated from operations. As of September 30, 2006, we had cash and cash equivalents and investments of $1.8 billion (including $491.4 million of long-term investments) and working capital of $2.0 billion. This compares to cash and cash equivalents and investments of $1.6 billion (including $222.8 million of long-term investments) and working capital of $1.3 billion as of December 31, 2005.

The increase in cash and cash equivalents and investments in marketable securities relates primarily to the proceeds from the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011 during the second quarter, which resulted in net proceeds of $2.72 billion and the proceeds of approximately $421.2 million from the sale of the warrants, partially offset by the purchase of call options on our common shares for approximately $583.6 million, the redemption of 93% of our $1.2 billion zero coupon senior convertible debentures due 2021 during the first quarter of 2006 for a total redemption price of $769.8 million (leaving approximately $82 million) and the $1.4 billion repurchase of our common shares. The increase in working capital relates primarily to the increase in cash and cash equivalents and short-term marketable securities explained above.

Our gross funded debt to capital ratio was 0.51:1 as of September 30, 2006 and 0.32:1 as of December 31, 2005. Our net funded debt to capital ratio was 0.37:1 as of September 30, 2006 and 0.08:1 as of December 31, 2005. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio nets cash and cash equivalents and marketable and non-marketable securities against funded debt. This ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Non-marketable securities consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Our interest coverage ratio was 38.3:1 as of September 30, 2006, compared to 26.1:1 as of December 31,

2005. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense.

We have three letter of credit facilities with various banks as of September 30, 2006. Availability and borrowings under our credit facilities as of September 30, 2006 are as follows:

(In thousands)

Credit available	$147,542
Letters of credit outstanding	107,311

Remaining availability	$40,231

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

Our current cash and cash equivalents, investments in marketable and non-marketable securities and projected cash flows generated from current operations are expected to more than adequately finance our purchase commitments, our debt service requirements, and all other expected cash requirements for the next 12 months. However, as discussed under Future Cash Requirements above, the $2.75 billion, 0.94% senior exchangeable notes and $700 million zero coupon senior exchangeable notes can be exchanged when the price for our shares exceeds $59.57 and $42.06, respectively, for the required period of time, resulting in our payment of the principal amount of the notes, or $2.75 billion and $700 million, respectively, in cash.

On October 26, 2006, the market price for our shares closed at $31.82. If the market price threshold of $59.57 or $42.06 was exceeded and the notes were exchanged, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Nabors’ management believes that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes on the open market, however there can be no assurance that the holders would not exchange the notes. Further, management believes that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Moody’s Investor Service and Fitch Ratings, which are currently “A3” and “A−”, respectively, and our historical ability to access those markets as needed.

See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Other Matters

Recent Accounting Pronouncements

In June 2006 the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Application of FIN 48 is required in financial statements effective for periods beginning after December 15, 2006. FIN 48 revises disclosure requirements and will require an annual tabular roll-forward of unrecognized tax benefits. We expect to adopt FIN 48 beginning January 1, 2007. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements. Any adjustment required as a result of the adoption of FIN 48 will be recorded to retained earnings.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. We expect to adopt SFAS 157 beginning January 1, 2008. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements.

In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Nos. 87, 88, 106 and 132(R).” This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is required to be applied in financial statements effected for periods ending after December 15, 2006. We will adopt SFAS 158 as of December 31, 2006. We do not believe that the adoption of SFAS 158 will have a material impact on our financial position, results of operations or cash flows.

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

As a result of adopting SFAS 123-R on January 1, 2006, Nabors’ income before income taxes and net income for the three months ended September 30, 2006 was $4.2 million, and $3.3 million lower, respectively, and $14.0 million and $10.8 million lower for the nine months ended September 30, 2006, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have been $1.07 and $1.03, respectively, and $2.69 and $2.60, respectively, for the nine months ended September 30, 2006, if the Company had continued to account for share-based compensation under APB 25, compared to reported basic and diluted earnings per share of $1.05 and $1.02, respectively, for the three months ended September 30, 2006 and $2.65 and $2.57, respectively, for the nine months ended September 30, 2006. See the disclosures required upon adoption of SFAS 123-R in Note 3 to our accompanying consolidated financial statements.

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

On May 31, 2006, NIFI, a wholly-owned subsidiary of Nabors, received from the U.S. Internal Revenue Service (the “IRS”) two Notices of Proposed Adjustment (“NOPA”) in connection with an audit of NIFI for tax years 2002 and 2003. One NOPA proposes to deny a deduction of $85.1 million in interest expense in our 2002 tax year relating to intercompany indebtedness incurred in connection with our inversion transaction in June 2002 whereby we were reorganized as a Bermuda company. The second NOPA proposes to deny a deduction of $207.6 million in the same item of interest expense in our 2003 tax year. On August 9, 2006, NIFI received a Revenue Agent Report, asserting the adjustments relating to the two NOPAs referred to above. On September 18, 2006, NIFI filed a protest with the IRS related to the two adjustments and we intend to contest the IRS position vigorously. We previously had obtained advice from our tax advisors that the deduction of such amounts was appropriate and more recently that the position of the IRS lacks merit. In 2003 the company paid off approximately one-half of the intercompany indebtedness incurred in connection with the inversion. We currently have not booked any reserves for such proposed adjustments.

On September 14, 2006, Nabors Drilling International Ltd. (NDIL), a wholly-owned Bermuda subsidiary of Nabors, received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny a depreciation expense deduction that relates to drilling rigs operating in Mexico in 2003, as well as a deduction for payments made to an affiliated company for the provision of labor services in Mexico. The amount assessed by the SAT is approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. Nabors has not booked any reserves for the adjustments proposed by the SAT. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses in 2004, 2005 and 2006. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005 and 2006 tax years.

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

The fair value of our range cap and floor transaction recorded as a derivative asset and included in other long-term assets totaled approximately $2.0 million and $1.5 million as of September 30, 2006 and December 31, 2005, respectively. We recorded mark-to-market gains (losses), included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net of approximately $(.8) million and $.8 million during the three and nine months ended September 30, 2006, respectively, and mark-to-market gains of $.9 million and $.7 million during the three and nine months ended September 30, 2005, respectively, resulting from the change in cumulative fair value of this derivative instrument during those periods.

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

During the quarter ended June 30, 2006, we settled a lawsuit involving wage and hour claims relating primarily to meal periods and travel time of current and former rig-based employees in our California well-servicing business. Those claims were heard by an arbitrator during the fourth quarter of 2005. On February 6, 2006, we received an interim award against us in the amount of $25.6 million (plus attorneys’ fees and costs), which was accrued for in our consolidated statements of income for the year ended December 31, 2005. As a result of subsequent proceedings and the settlement, the final award was $24.3 million, which was paid during May 2006.

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

We have a substantial amount of debt outstanding

We had approximately $2.0 billion in debt outstanding as of December 31, 2005 resulting in a gross funded debt to capital ratio of 0.32:1 and a net funded debt to capital ratio of 0.08:1. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. As a result of the completion of the private placement of $2.75 billion 0.94% senior exchangeable notes due 2011 during the second quarter of 2006, and the redemption of 93% of our $1.2 billion zero coupon senior convertible debentures due 2021 during the first quarter of 2006, we have approximately $4.0 billion in debt outstanding, resulting in a gross funded debt to capital ratio of 0.51:1 and a net funded debt to capital ratio of 0.37:1 at September 30, 2006. As a result of these transactions, we have increased our indebtedness by approximately $2.0 billion, which could adversely affect our senior unsecured debt rating, the ratings of our outstanding indebtedness and the value of our notes.

Proposed tax legislation could mitigate or eliminate the benefits of our 2002 reorganization as a Bermuda company

Various bills have been introduced in Congress which could mitigate or eliminate the tax benefits associated with our reorganization as a Bermuda company. Because we cannot predict whether legislation ultimately will be adopted, no assurances can be given that the tax benefits associated with our reorganization ultimately will accrue to the benefit of the Company and its shareholders. It is possible that further changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our reorganization, depending upon any responsive action we take.

There have been no other material changes during the three months ended September 30, 2006 in our “Risk Factors” as discussed in our Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to Nabors’ repurchase of common shares during the three months ended September 30, 2006 (in thousands, except average price paid per share):

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May yet be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased	Paid per Share	Announced Program	Program(1)

August 1, 2006 — August 31, 2006	1,900	$33.81	1,900	435,767
September 1, 2006 — September 30, 2006	901	$29.51	901	409,190

(1)	Our Board of Directors in July 2006 authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through September 30, 2006, approximately $90.8 million of our common shares had been repurchased under this program. As of September 30, 2006, we had $409.2 million of shares that still may be purchased under the July 2006 share repurchase program.

No shares were purchased during the period of July 1, 2006 — July 31, 2006.

Item 6.	Exhibits

4.1	Indenture, dated May 23, 2006 among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd., as guarantor and Wells Fargo Bank, National Association, as Trustee, including the form of 0.94% Senior Exchangeable Notes due 2011 (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd., Registration Statement on Form S-3 filed with the Commission on August 21, 2006).
4.2	Registration Rights Agreement, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Registration Statement on Form S-3 filed with the Commission on August 21, 2006).
15	Awareness Letter of Independent Accountants.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NABORS INDUSTRIES LTD.

Date: November 2, 2006	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and Chief Executive Officer

Date: November 2, 2006	/s/ Bruce P. Koch
Bruce P. Koch
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description of Exhibit

4.1	Indenture, dated May 23, 2006 among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd., as guarantor and Wells Fargo Bank, National Association, as Trustee, including the form of 0.94% Senior Exchangeable Notes due 2011 (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd., Registration Statement on Form S-3 filed with the Commission on August 21, 2006).
4.2	Registration Rights Agreement, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Registration Statement on Form S-3 filed with the Commission on August 21, 2006).
15	Awareness Letter of Independent Accountants.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.