Form 10-K
period 2006-12-31
NABORS INDUSTRIES LTD
filed 2007-03-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
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
None.
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                               YES ☑     NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                               YES ☐     NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
The aggregate market value of the 242,446,805 common shares, par value $.001 per share, held by non-affiliates of the registrant, based upon the closing price of our common shares as of the last business day of our most recently completed second fiscal quarter, June 30, 2006, of $33.79 per share as reported on the New York Stock Exchange, was $8,192,277,541. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of common shares, par value $.001 per share, outstanding as of February 22, 2007 was 278,315,153. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 168,738 exchangeable shares outstanding as of February 22, 2007 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.
DOCUMENTS INCORPORATED BY REFERENCE (to the extent indicated herein)
Specified portions of the 2007 Notice of Annual Meeting of Shareholders and the definitive Proxy
Statement to be distributed in connection with the 2007 annual meeting of shareholders (Part III)

NABORS INDUSTRIES LTD.
Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2006
     Our internet address is www.nabors.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, a glossary of drilling terms used in this document and documents relating to our corporate governance (such as committee charters, governance guidelines and other internal policies) can be found on our website. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see Part I — Item 1A. — Risk Factors.
     Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” or “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.
PART I
ITEM 1. BUSINESS
Introduction.
     Nabors is the largest land drilling contractor in the world with approximately 615 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 610 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 190 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 48 platform, 19 jack-up units and five barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We time charter a fleet of 29 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations. During the first quarter of 2006 we began to offer subcontracted logistics services for onshore drilling and well-servicing operations in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We have also made selective investments in oil and gas exploration, development and production activities.
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
•	Platform Rigs. Platform rigs provide offshore workover, drilling and re-entry services. Our platform rigs have drilling and/or well-servicing or workover equipment and machinery arranged in modular packages that are transported to, and assembled and installed on, fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that either stand on the ocean floor or are moored floating structures. The top portion, or platform, sits above the water level and provides the foundation upon which the platform rig is placed.
•	Jack-up Rigs. Jack-up rigs are mobile, self-elevating drilling and workover platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Many of our jack-up rigs are of cantilever design — a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over adjacent, fixed platforms. Nabors’ shallow workover jack-up rigs generally are subject to a maximum water depth of approximately 125 feet, while some of our jack-up rigs may drill in water depths as shallow as 13 feet. Nabors also has deeper water depth capacity jack-up rigs that are capable of drilling at depths between eight feet and 150 to 250 feet. The water depth limit of a particular rig is determined by the length of the rig’s legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs with the hull floating. The rig is then towed to the new drilling site.
•	Inland Barge Rigs. One of Nabors’ barge rigs is a full-size drilling unit. Nabors also owns two workover inland barge rigs. These barges are designed to perform plugging and abandonment, well service or workover services in shallow inland, coastal or offshore waters. Our barge rigs can operate at depths between three and 20 feet.
Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 18 of the Notes to Consolidated Financial Statements included in Part II, Item 8. below.
Customers; Types of Drilling Contracts.
     Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No customer accounted for greater than 10% of consolidated revenues in 2006 or in 2005.
     On land in the U.S. Lower 48 states and Canada, we have historically been contracted on a single-well basis, with extensions subject to mutual agreement on pricing and other significant terms. Beginning in late 2004, as a result of increasing demand for drilling services, our customers started entering into longer term contracts with durations ranging from one to three years. Under these contracts our rigs are committed to one customer over that term. Increasingly, these contracts are being signed for three-year terms for newly constructed rigs. Contracts relating to offshore drilling and land drilling in Alaska and international markets generally provide for longer terms, usually from one to five years. Offshore workover projects are often on a single-well basis. We generally are awarded drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our single-well contracts are subject to termination by the customer on short notice, but some can be firm for a number of wells or a period of time, and may provide for early termination compensation in certain circumstances. The contract terms and rates may differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.
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
Oil and Gas Investments.
     Through our Ramshorn business unit, Nabors makes selective investments in oil and gas exploration, development and production operations. Additional information about recent activities for this segment can be found in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Oil and Gas.
Other Services.
     Canrig Drilling Technology Ltd., our drilling technologies subsidiary, manufactures top drives, which are installed on both onshore and offshore drilling rigs. Our top drives are marketed throughout the world. During the last three years, approximately 72% of our top drive sales were made to other Nabors companies. We also rent top drives and provide top drive installation, repair and maintenance services to our customers. Canrig Drilling Technology Canada Ltd., our newly acquired drilling technology subsidiary, manufactures catwalks and wrenches which are installed on both onshore and offshore drilling rigs. During the first seven months of operations, approximately 56% of the equipment sales were made to other Nabors companies. Epoch Well Services, Inc., our well services subsidiary, offers rig instrumentation equipment, including sensors, proprietary RIGWATCH™ software and computerized equipment that monitors the real-time performance of a rig. In addition, Epoch specializes in daily reporting software for drilling operations, making this data available through the internet via mywells.com. Epoch also provides mudlogging services. Ryan Energy Technologies, Inc., another one of our subsidiaries, manufactures and sells directional drilling and rig instrumentation and data collection services to oil and gas exploration and service companies. Nabors has a 50% interest in Peak Oilfield Services Company, a general partnership with a subsidiary of Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Services provides heavy equipment to move drilling rigs, water, other fluids and construction materials, primarily on Alaska’s North Slope and in the Cook Inlet region. The partnership also provides construction and maintenance for ice roads, pads, facilities, equipment, drill sites and pipelines. Nabors also has a 50% interest in Alaska Interstate Construction, a limited liability company whose other primary partner is Cook Inlet Region, Inc. Alaska Interstate Construction is a general contractor involved in the construction of roads, bridges, dams, drill sites and other facility sites, as well as providing mining support in Alaska. Revenues are derived from services to companies engaged in mining and public works. Our subsidiary, Peak USA Energy Services, Ltd., provides hauling and maintenance services for customers in the U.S. Lower 48 states. Nabors Blue Sky Ltd. was formed through an acquisition completed in the first quarter of 2006, and leases aircraft used for logistics services for onshore drilling and well-servicing operations in Canada using helicopters and fixed-winged aircraft.
     We time charter a fleet of 29 offshore support vessels, including one crew boat, which operate in the Gulf of Mexico, Trinidad and the Middle East and provide marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. The supply vessels are used as freight-carrying vessels for bringing drill pipe, tubing, casing, drilling mud and other equipment to drilling rigs and production platforms.
Our Employees.
     As of December 31, 2006, Nabors employed approximately 25,218 persons, of whom approximately 3,204 were employed by unconsolidated affiliates. We believe our relationship with our employees generally is good.
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
Industry/Competitive Conditions.
     To a large degree, Nabors’ businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of natural gas or oil could have a material impact on exploration, development and production activities by our customers and could also materially affect our financial position, results of operations and cash flows. See Part I — Item 1A. — Risk Factors — Fluctuations in oil and gas prices could adversely affect drilling activity and Nabors’ revenues, cash flows and profitability.
     Our industry remains competitive. Historically, the number of rigs has exceeded demand in many of our markets, resulting in strong price competition. More recently, as a result of improved demand for drilling services driven by a sustained high level of commodity prices, supply and demand have been in balance in most of our markets, with demand actually exceeding supply in some of our markets. This economic reality has resulted in an increase in rates being charged for rigs across our North American, Offshore and International markets. Furthermore, over the last three years, the dramatic increase in rates along with our customers’ willingness to enter into firm three-year commitments has resulted in our building of new rigs in significant quantities for the first time in over 20 years. However, as many existing rigs can be readily moved from one region to another in response to changes in levels of activity and many of the total available contracts are currently awarded on a bid basis, competition based on price for both existing and new rigs still exists across all of our markets. The land drilling, workover and well-servicing market is generally more competitive than the offshore market due to the larger number of rigs and market participants.
     In all of our geographic market areas, we believe price and availability and condition of equipment are the most significant factors in determining which drilling contractor is awarded a job. Other factors include the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services. Increasingly, as the market requires additional rigs and as a result of new build capacity, the ability to deliver rigs within certain timeframes is becoming a competitive factor. In international markets, experience in operating in certain environments and customer alliances, also have been factors in the selection of Nabors.
     Certain competitors are present in more than one of Nabors’ operating regions, although no one competitor operates in all of these areas. In the U.S. Lower 48 states, there are several hundred competitors with national, regional or local rig operations. In domestic land workover and well-servicing, we compete with Key Energy Services, Inc. and with numerous other competitors having smaller regional or local rig operations. In Canada and offshore, Nabors competes with many firms of varying size, several of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various contractors at each location where it operates. Nabors believes that the market for land drilling, workover and well-servicing contracts will continue to be competitive for the foreseeable future.
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
Our Business Strategy.
     Since 1987, with the installation of our current management team, Nabors has adhered to a consistent strategy aimed at positioning our company to grow and prosper in good times and to mitigate adverse effects during periods of poor market conditions. We have maintained a financial posture that allows us to capitalize on market weakness and strength by adding to our business base, thereby enhancing our upside potential. The principal elements of our strategy have been to:
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
     Our business strategy is designed to allow us to grow and remain profitable in any market environment. The major developments in our business in the past two years illustrate our implementation of this strategy and its continuing success. Specifically, we have taken advantage of the robust rig market to obtain a high volume of contracts for newly constructed rigs. A large proportion of these rigs are subject to long-term contracts with creditworthy customers with the most significant impact occurring in our U.S. Lower 48 Land Drilling, International and Canadian operations. This will not only expand our operations with the latest state-of-the-art rigs, which should better weather downturns in market activity, but eventually replace the oldest least capable rigs in our existing fleet.
Acquisitions and Divestitures.
     We have grown from a land drilling business centered in the U.S. Lower 48 states, Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors’ worldwide fleet consists of approximately 615 land drilling rigs, approximately 610 domestic and 190 international land workover and well-servicing rigs, 48 offshore platform rigs, 19 jack-up units, five barge rigs and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions. Although Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition opportunities will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.
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
     On May 31, 2006, we completed an acquisition of Pragma Drilling Equipment Ltd.’s business, which manufactures catwalks, iron roughnecks and other related oilfield equipment, through an asset purchase consisting primarily of intellectual property for a total purchase price of Cdn. $36.5 million (U.S. $33.1 million). Additional cash purchase consideration, up to a maximum of Cdn. $12.0 million (U.S. $10.3 million), will be due if certain specified financial performance targets are achieved over a one-year period commencing on June 30, 2006.
     From time to time, we may sell a subsidiary or group of assets outside of our core markets or business, if it is economically advantageous for us to do so.
New Rig Build Program.
     Since early 2005, we have expanded our capital expenditure programs and are building new rigs in significant quantities for the first time in over 20 years. The majority of these expenditures are for new state-of-the-art drilling rigs, nearly all of which are secured by term contracts that provide surety of cash flow to pay for a substantial portion of the associated capital investment. In conjunction with these programs, we have ordered 134 new drilling rigs and received 53 of these prior to February 7, 2007, of which 49 land rigs and 4 offshore rigs are currently working. As of February 7, 2007, we had signed contracts or letters of intent for 117 of these rigs; 80 for our U.S. Lower 48 Land Drilling operations, 6 for our Canadian drilling operations, 2 for our Alaskan operations, 2 for our U.S. Offshore operations and 27 for our International operations. Additionally, our Canadian drilling unit is adding 13 coiled tubing/stem drilling rigs to its fleet; 6 of which are already working and 7 of which, we expect to be delivered during 2007 and 2008. Additionally, our well-servicing unit expects to add approximately 200 newly built workover and well-servicing rigs to meet growing demand for their services. Forty of these rigs have been delivered as of February 7, 2007 and the balance is expected to be in service by the end of 2008.
Environmental Compliance.
     Nabors does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2007. Nabors believes it is in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to the business or financial condition of Nabors. For a more detailed description of the environmental laws and regulations applicable to Nabors operations, see below under Part I — Item 1A. — Risk Factors — Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect Nabors’ results of operations.
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
The nature of our operations presents inherent risks of loss that, if not insured or indemnified against, could adversely affect our results of operations
     Our operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. In addition, our international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive. It is possible that we will face continued upward pressure in our upcoming insurance renewals and deductibles will be higher, and certain insurance coverage either will be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize the overall cost to the Company.
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
Recent legislation could curtail our ability to time charter vessels in U.S. coastwise trade
     Our Sea Mar division time charters supply vessels to offshore operators in U.S. waters. The vessels are owned by one of our financing company subsidiaries, but are operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. As a result of recent legislation, beginning in August 2007, Sea Mar will no longer be able to use this arrangement to qualify vessels for employment in the U.S. coastwise trade. Accordingly, we will be required to restructure the arrangement, redeploy the vessels outside the U.S., or sell the vessels by no later than such time.
     As of December 31, 2006, the net assets of Sea Mar totaled approximately $154.4 million. During 2006 Sea Mar had income before income taxes totaling $43.3 million.
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
Because our option, warrant and convertible securities holders have a considerable number of common shares available for issuance and resale, significant issuances or resales in the future may adversely affect the market price of our common shares
     As of February 22, 2007, we had 800,000,000 authorized common shares, of which 278,315,153 shares were outstanding. In addition, 39,948,230 common shares were reserved for issuance pursuant to option and employee benefit plans, and 99,156,387 shares were reserved for issuance upon conversion or repurchase of outstanding zero coupon convertible debentures and zero coupon senior exchangeable notes. In addition, up to 168,738 of our common shares could be issuable on exchange of the shares of Nabors Exchangeco (Canada) Inc. We also may sell up to $700 million of securities of various types in connection with a shelf registration statement declared effective on January 16, 2003 by the SEC. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of warrants or options (and, where applicable, sales pursuant to Rule 144) or the conversion into common shares, or repurchase of debentures and notes using common shares, would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
Provisions of our organizational documents may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium
     Our board of directors is divided into three classes, with each class serving a staggered three-year term. In addition, our board of directors has the authority to issue a significant amount of common shares and up to 25,000,000 preferred shares and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without further vote or action by the holders of the common shares. Although we have no present plans to issue preferred shares, the classified board and our board’s ability to issue additional preferred shares may discourage, delay or prevent changes in control of Nabors that are not supported by our board, thereby possibly preventing certain of our shareholders from realizing a possible premium on their shares. In addition, the requirement in the indenture for our $2.75 billion senior exchangeable notes due 2011 and Series B of our $700 million zero coupon senior exchangeable notes due 2023 to pay a make-whole premium in the form of an increase in the exchange rate in certain circumstances could have the effect of making a change in control of Nabors more expensive.
We have a substantial amount of debt outstanding
     As a result of the completion of the private placement of $2.75 billion 0.94% senior exchangeable notes due 2011 during the second quarter of 2006, and the redemption of 93% or $769.8 million of our $1.2 billion zero coupon senior convertible debentures due 2021 during the first quarter of 2006 (resulting in a remaining outstanding balance for our zero coupon senior convertible debentures of approximately $82.8 million as of December 31, 2006), we have approximately $4.0 billion in debt outstanding, resulting in a gross funded debt to capital ratio of 0.50:1 and a net funded debt to capital ratio of 0.37:1 at December 31, 2006. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments. Capital is defined as shareholders’ equity. Both of these ratios are methods for calculating the amount of leverage a company has in relation to its capital. As a result of these transactions, we have increased our indebtedness by approximately $2.0 billion during 2006, which could adversely affect our senior unsecured debt rating, the ratings of our outstanding indebtedness and the value of our notes.
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
     On May 31, 2006, Nabors International Finance Inc. (“NIFI”), a wholly-owned U.S. subsidiary of Nabors, received from the U.S. Internal Revenue Service (the “IRS”) two Notices of Proposed Adjustment (“NOPA”) in connection with an audit of NIFI for tax years 2002 and 2003. One NOPA proposes to deny a deduction of $85.1 million in interest expense in our 2002 tax year relating to intercompany indebtedness incurred in connection with our inversion transaction in June 2002 whereby we were reorganized as a Bermuda company. The second NOPA proposes to deny a deduction of $207.6 million in the same item of interest expense in our 2003 tax year. On August 9, 2006, NIFI received a Revenue Agent Report, asserting the adjustments relating to the two NOPAs referred to above. On September 18, 2006, NIFI filed a protest with the IRS related to the two adjustments and we intend to contest the IRS position vigorously. We previously had obtained advice from our tax advisors that the deduction of such amounts was appropriate and more recently that the position of the IRS lacks merit. At the end of 2003 the Company paid off approximately one-half of the intercompany indebtedness incurred in connection with the inversion. It is likely that the IRS will propose the disallowance of these deductions upon audit of NIFI’s 2004, 2005 and 2006 tax years. We currently have not recorded any reserves for such proposed adjustments.
     On September 14, 2006, Nabors Drilling International Limited (“NDIL”), a wholly-owned Bermuda subsidiary of Nabors, received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny a depreciation expense deduction that relates to drilling rigs operating in Mexico in 2003, as well as a deduction for payments made to an affiliated company for the provision of labor services in Mexico. The amount assessed by the SAT is approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. Nabors has not recorded any reserves for the adjustments proposed by the SAT. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses in 2004, 2005 and 2006. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005 and 2006 tax years.
Proposed tax legislation could mitigate or eliminate the benefits of our 2002 reorganization as a Bermuda company
     Various bills have been introduced in Congress which could reduce or eliminate the tax benefits associated with our reorganization as a Bermuda company. Legislation enacted by Congress in 2004 provides that a corporation that reorganized in a foreign jurisdiction on or after March 4, 2003 shall be treated as a domestic corporation for United States federal income tax purposes. Nabors’ reorganization was completed June 24, 2002. The Senate recently passed a bill that would, among other things, beginning January 1, 2007, make the 2004 legislation applicable to certain companies that completed such reorganizations on or after March 20, 2002. The House version of this bill that does not contain such provisions.
     Because we cannot predict whether legislation will ultimately be adopted, no assurance can be given that the tax benefits associated with our reorganization will ultimately accrue to the benefit of the Company and its shareholders. It is possible that future changes to the tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings resulting from our reorganization.
Legal proceedings could affect our financial condition and results of operations
     We are from time to time subject to legal proceedings which include employment, tort, intellectual property and other claims, including most recently, a purported shareholder derivative action related to our stock option grants and related practices, procedures and accounting. We also are subject to complaints or allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws. Lawsuits or claims could result in decisions against us which could have a material adverse effect on our financial condition or results of operations.
We are the subject of an SEC informal inquiry related to our stock option granting practices and procedures, the outcome of which could adversely affect our business.
     In a letter dated December 28, 2006, the SEC staff advised us that it had commenced an informal inquiry regarding our stock option grants and related practices, procedures and accounting. We are cooperating with this inquiry. A more detailed discussion of this matter is contained in “Item 3. Legal Proceedings.” It is not possible at this early stage to predict the likely outcome of this inquiry or whether the SEC staff will take a position contrary to the Company’s position, but it is possible the ultimate result of the inquiry could have an adverse effect on us, our consolidated financial position, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     Many of the international drilling rigs and certain of the Alaska rigs in our fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, we own various trucks, forklifts, cranes, earth moving and other construction and transportation equipment and own various helicopters, fixed-wing aircraft and heliportable well-service equipment, which are used to support drilling and logistics operations.
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
     Additional information about our properties can be found in Notes 2 and 6 (each, under the caption Property, Plant and Equipment) and 14 (under the caption Operating Leases) of the Notes to Consolidated Financial Statements in Part II, Item 8. below. The revenues and property, plant and equipment by geographic area for the fiscal years ended December 31, 2004, 2005 and 2006, can be found in Note 18 of the Notes to Consolidated Financial Statements in Part II, Item 8. below. A description of our rig fleet is included under the caption Introduction in Part I, Item 1. — Business.
     Nabors’ management believes that our existing equipment and facilities and our planned expansion of our equipment and facilities through our capital expenditure programs currently in process are adequate to support our current level of operations as well as an expansion of drilling operations in those geographical areas where we may expand.
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

     The Company disclosed in a press release issued on December 27, 2006, that it was initiating a voluntary further review of its option granting practices. The Company voluntarily contacted the SEC on December 27, 2006, and informed them of the review. The staff of the SEC informed the Company in a letter dated December 28, 2006, that it had initiated an informal inquiry into the Company’s option award practices. The Company has been and will continue to cooperate fully with the SEC inquiry.
     The voluntary review, which is now complete, was overseen by a committee consisting of all of the Company’s non employee directors. The committee engaged outside legal counsel, which in turn engaged a forensic accounting expert to assist with the review (the “Review Team”). The scope of the review included the granting of and accounting for certain employee equity awards to both the senior executives of the Company and other employees from 1988 through 2006. The Review Team made no finding of fraud or intentional wrongdoing.
     The Review Team identified certain employee stock option awards for which the Company had historically used an incorrect “measurement date” in determining the amount of compensation expense to be recognized for such employee stock option awards. The Review Team determined that the use of these incorrect measurement dates resulted primarily from incomplete granting actions as of the previously used measurement dates. With respect to awards made to certain senior executives, the Review Team found that the appropriate measurement date for certain awards made on January 4, 1991 should have been March 5, 1991; the appropriate measurement date for certain December 4, 1995 awards should have been January 8, 1996; the appropriate measurement date for certain other December 4, 1995 awards should have been January 18, 1996; the appropriate measurement date for certain December 12, 1996 awards should have been December 13, 1996; and the appropriate measurement date for certain July 22, 1997 awards should have been August 5, 1997. The aggregate effect of these measurement date differences results in additional compensation expense which should have been recognized in the amount of $17.8 million over the vesting period of the respective options.
     With respect to certain annual and other incentive awards made to other employees, the Review Team found that there were numerous instances where changes were made to awards following the date of the meeting of the Compensation Committee. In numerous instances, there was insufficient or inconclusive documentation to determine the date on which awards made to those employees became final and were no longer subject to change. Accordingly, unless documentation demonstrated that a different measurement date was appropriate, the Company used the date on which annual bonuses were paid to employees as the revised measurement date for accounting purposes because such date would represent a date on which the Company could conclude awards to employees would have been finalized. The aggregate effect of these measurement date differences results in additional compensation expense which should have been recognized in the amount of $33.8 million over the vesting period of the respective options or restricted stock. The Company has notified the Internal Revenue Service of its intent to participate in the program set forth in Announcement 2007-18, Compliance Resolution Program for Employees Other than Corporate Insiders for Additional 2006 Taxes Arising Under 409A due to the Exercise of Stock Rights. The cost to the Company for participation in this compliance program will be approximately $3.9 million and will be recorded as an expense during the first quarter of 2007.
     The aggregate impact of the additional compensation expense, recorded as general and administrative expense, related to the new measurement dates was $51.6 million on a pre-tax basis, $38.3 million net of tax, or $.13 per diluted share, which was recorded as a non-cash charge during the fourth quarter of 2006.
     The Company has determined that no restatement of its historical financial statements is necessary, because the effects of the revised measurement dates for the awards granted would not be material in any fiscal year. If a stock-based compensation charge had been taken as a result of the revised measurement dates, the net income of the Company for fiscal years 1991 through 2006 would have been reduced by $38.3 million in total. There would be no impact on revenue or cash flow from operations as a result of using the revised measurement dates. The impact on net income in individual fiscal years would have been as follows: fiscal 1991 ($.7 million); fiscal 1992 ($1.0 million); fiscal 1993 ($1.0 million); fiscal 1994 ($1.0 million); fiscal 1995 ($.3 million); fiscal 1996 ($2.1 million); fiscal 1997 (period ending September 30) ($9.5 million); fiscal 1997 (three-month period ending December 31) ($.3 million); fiscal 1998 ($1.4 million); fiscal 1999 ($1.9 million); fiscal 2000 ($2.7 million); fiscal 2001 ($2.0 million); fiscal 2002 ($4.0 million); fiscal 2003 ($3.8 million); fiscal 2004 ($2.9 million); fiscal 2005 ($3.0 million); and fiscal 2006 ($.7 million).
     On February 6, 2007, a purported shareholder derivative action entitled Kenneth H. Karstedt v. Eugene M. Isenberg, et al was filed in the United States District Court for the Southern District of Texas against the Company’s officers and directors, and against the Company as a nominal defendant. The complaint alleges that stock options were priced retroactively and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks, among other things, payment by the defendants to the Company of damages allegedly suffered by it and disgorgement of profits. The ultimate outcome of this matter cannot be determined at this time.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK PERFORMANCE GRAPH
     The following graph illustrates comparisons of five-year cumulative total returns among Nabors Industries Ltd., the S&P 500 Index and the Dow Jones Oil Equipment and Services Index. Total return assumes $100 invested on December 31, 2001 in shares of Nabors Industries Ltd., the S&P 500 Index, and the Dow Jones Oil Equipment and Services Index. It also assumes reinvestment of dividends and is calculated at the end of each calendar year, December 31, 2002 to December 31, 2006.

	2002	2003	2004	2005	2006
Nabors Industries Ltd.	103	121	149	221	173
S&P 500 Index	78	100	111	117	135
Dow Jones Oil Equipment and Services Index	92	106	143	217	246
I.	Market and Share Prices.
     Our common shares are traded on the New York Stock Exchange under the symbol “NBR”. At December 31, 2006, there were approximately 2,015 shareholders of record. We have not paid any cash dividends on our common shares since 1982. Nabors does not currently intend to pay any cash dividends on its common shares. However, we note that there have been recent positive industry trends and changes in tax law providing more favorable treatment of dividends. As a result, we can give no assurance that we will not reevaluate our position on dividends in the future.
     On December 13, 2005, our Board of Directors approved a two-for-one stock split of our common shares to be effectuated in the form of a stock dividend. The stock dividend was distributed on April 17, 2006 to shareholders of record on March 31, 2006. For all balance sheets presented, capital in excess of par value was reduced by $.2 million and common shares were increased by $.2 million.

     The following table sets forth the reported high and low sales prices of our common shares as reported on the American Stock Exchange (through November 2, 2005) and the New York Stock Exchange (from November 3, 2005 through December 31, 2006) for the periods indicated.

		Share Price
Calendar Year		High	Low

2005	First quarter	$30.21	$23.10
	Second quarter	31.03	25.38
	Third quarter	36.95	29.99
	Fourth quarter	39.94	29.80

2006	First quarter	41.35	31.36
	Second quarter	40.71	29.75
	Third quarter	36.04	28.35
	Fourth quarter	34.62	27.26

     The following table provides information relating to Nabors’ repurchase of common shares during the fourth quarter of 2006:

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or
Period	Shares Purchased	per Share	Programs	Programs(1)
(In thousands, except per share prices)
October 1 — October 31, 2006	99	$29.44	99	$406,300

(1)	In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through December 31, 2006, approximately $93.7 million of our common shares had been repurchased under this program. As of December 31, 2006, we had $406.3 million of shares that still may be purchased under the July 2006 share repurchase program.

No common shares were repurchased during November or December 2006.
See Part III, Item 12. for a description of securities authorized for issuance under equity compensation plans.
II.	Dividend Policy.

See Part I — Item 1A. — Risk Factors — We do not currently intend to pay dividends.

III.	Shareholder Matters.
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
ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,

Operating Data (1)	2006	2005	2004	2003	2002

(In thousands, except per share amounts and ratio data)
Revenues and other income:
Operating revenues	$4,820,162	$3,459,908	$2,394,031	$1,880,003	$1,466,443
Earnings from unconsolidated affiliates	20,545	5,671	4,057	10,183	14,775
Investment income	102,007	85,430	50,064	33,813	36,961

Total revenues and other income	4,942,714	3,551,009	2,448,152	1,923,999	1,518,179

Costs and other deductions:
Direct costs	2,569,800	1,997,267	1,572,649	1,276,953	973,910
General and administrative expenses	420,854	249,973	195,388	165,403	141,895
Depreciation and amortization	371,127	291,638	254,939	226,528	187,665
Depletion	38,580	46,894	45,460	8,599	7,700
Interest expense	46,561	44,847	48,507	70,740	67,068
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	24,873	46,440	(4,629)	1,153	(833)

Total costs and other deductions	3,471,795	2,677,059	2,112,314	1,749,376	1,377,405

Income before income taxes	1,470,919	873,950	335,838	174,623	140,774
Income tax expense (benefit)	450,183	225,255	33,381	(17,605)	19,285

Net income	$1,020,736	$648,695	$302,457	$192,228	$121,489

Earnings per share:
Basic	$3.52	$2.08	$1.02	$.66	$.42
Diluted	$3.40	$2.00	$.96	$.62	$.40
Weighted-average number of common shares outstanding:
Basic	290,241	312,134	297,872	292,989	287,310
Diluted	299,827	324,378	328,060	313,794	299,993
Capital expenditures and acquisitions of businesses (2)	$1,997,971	$1,003,269	$544,429	$353,138	$702,843
Interest coverage ratio (3)	39.2:1	26.1 : 1	13.1 : 1	6.3 : 1	5.5 : 1

	As of December 31,
Balance Sheet Data (1)	2006	2005	2004	2003	2002

(In thousands, except ratio data)
Cash and cash equivalents, and short-term and long-term investments	$1,653,285	$1,646,327	$1,411,047	$1,579,090	$1,345,799
Working capital	1,650,496	1,264,852	821,120	1,529,691	1,077,602
Property, plant and equipment, net	5,410,101	3,886,924	3,275,495	2,990,792	2,801,067
Total assets	9,142,303	7,230,407	5,862,609	5,602,692	5,063,872
Long-term debt	4,004,074	1,251,751	1,201,686	1,985,553	1,614,656
Shareholders’ equity	$3,536,653	$3,758,140	$2,929,393	$2,490,275	$2,158,455
Funded debt to capital ratio:
Gross (4)	0.50:1	0.32 : 1	0.38 : 1	0.45 : 1	0.46 : 1
Net (5)	0.37:1	0.08 : 1	0.15 : 1	0.20 : 1	0.23 : 1

(1)	Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include Pragma Drilling Equipment Ltd. assets (May 2006), 1183011 Alberta Ltd. (January 2006), Sunset Well Service, Inc. (August 2005), Alexander Drilling, Inc. assets (June 2005), Phillips Trucking, Inc. assets (June 2005), Rocky Mountain Oil Tools, Inc. assets (March 2005), Ryan Energy Technologies, Inc. (October 2002) and Enserco Energy Service Company Inc. (April 2002).

(2)	Represents capital expenditures and the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(3)	The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense.

(4)	The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity.

(5)	The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments. Capital is defined as shareholders’ equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Nabors is the largest land drilling contractor in the world. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada and is a leading provider of offshore platform workover and drilling rigs in the United States and multiple international markets. To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. During the first quarter of 2006, we began to offer subcontracted logistics services for onshore drilling and well-servicing operations in Canada using helicopter and fixed-winged aircraft. We have also made selective investments in oil and gas exploration, development and production activities.
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
     The magnitude of customer spending on new and existing wells is the primary driver of our business. The primary determinate of customer spending is the degree of their cash flow and earnings which are largely determined by natural gas prices in our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary determinate in our Alaskan, International and U.S. Land Well-servicing operations. The following table sets forth natural gas and oil price data per Bloomberg for the last three years:

	Year Ended December 31,			Increase / (Decrease)
	2006	2005	2004	2006 to 2005		2005 to 2004
Commodity prices:
Average Henry Hub natural gas spot price ($/million cubic feet (mcf))	$6.73	$8.89	$5.90	$(2.16)	(24%)	$2.99	51%
Average West Texas intermediate crude oil spot price ($/barrel)	$66.09	$56.59	$41.51	$9.50	17%	$15.08	36%

     Operating revenues and earnings from unconsolidated affiliates for the year ended December 31, 2006 totaled $4.8 billion, representing an increase of $1.4 billion, or 40%, compared to the year ended December 31, 2005. Adjusted income derived from operating activities and net income for the year ended December 31, 2006 totaled $1.4 billion and $1.0 billion ($3.40 per diluted share), respectively, representing increases of 64% and 57%, respectively, compared to the year ended December 31, 2005. Operating revenues and earnings from unconsolidated affiliates for the year ended December 31, 2005 totaled $3.5 billion, representing an increase of $1.1 billion, or 45%, compared to the year ended December 31, 2004. Adjusted income derived from operating activities and net income for the year ended December 31, 2005 totaled $879.8 million and $648.7 million ($2.00 per diluted share), respectively, representing increases of 167% and 114%, respectively, compared to the year ended December 31, 2004.
     The increase in our operating results from 2005 to 2006 and from 2004 to 2005 resulted from higher revenues during each sequential year realized by essentially all of our operating segments. Revenues increased as a result of higher average dayrates and activity levels during 2006 compared to 2005 and 2005 compared to 2004. This increase in average dayrates and activity reflects an increase in demand for our services in these markets during these years, which resulted from continuing higher expenditures by our customers for drilling and workover services as a result of historically high oil and natural gas prices throughout 2005 and 2006.
     Our operating results for 2007 are still expected to increase from levels realized during 2006, despite a moderating outlook for our North American natural gas related businesses, as a result of slightly lower returns for our customers from average commodity price expectations that are in line with last year in the face of higher costs and an influx of rig capacity additions to these markets. The major factors that support our expectations of an improved year are:
1.	The anticipated positive impact on our overall level of drilling and well-servicing activity and margins resulting from new or substantially new rigs added as part of our expanded capital program.
•	Our new drilling rig construction program constitutes the majority of this capital and a large proportion of these rigs are subject to long-term contracts with creditworthy customers with the most significant impact occurring in our U.S. Lower 48 Land Drilling, International and Canadian operations.

•	Investments in new rigs for markets that, while are not characterized by long-term contracts, have relatively high historical and currently high levels of utilization and increasing dayrates. This constitutes the majority of the balance of the new rig construction program and is largely benefiting our U.S. Well Service, U.S. Offshore and Canadian businesses.

•	Investments in other revenue producing assets that are in high demand such as top drives, fluid hauling trucks, fluid storage tanks, rig moving trucks and equipment and other similar auxiliary asset additions in high activity markets but not characterized by term contracts.
2.	The number of term contracts covering our existing U.S. Lower 48 Land Drilling rigs throughout 2007 and into 2008 which serve to mitigate the extent fleet utilization can decline in a softening market. At December 31, 2006, approximately 67% of this businesses’ anticipated 2007 adjusted income from operations was subject to term contracts.

3.	The extent of incremental income yet to be realized from 2006 and 2007 rig deployments most of which are for multi-year contracts and further income increments from the expected renewals of existing multi-year contracts to much higher current market rates. The largest potential increases exist in our International markets followed by our Alaskan and U.S. Offshore businesses.
     We anticipate that 2007 results for our U.S. Lower 48 Land Drilling and Canadian drilling operations are likely going to be lower in 2007 than 2006 with a slower market and an influx of rig capacity in the U.S. Lower 48 market and more extensive market weakness in Canada.
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
     The following tables set forth certain information with respect to our reportable segments and rig activity:

(In thousands, except percentages	Year Ended December 31,			Increase (Decrease)
and rig activity)	2006	2005	2004	2006 to 2005		2005 to 2004
Reportable segments:
Operating revenues and earnings from unconsolidated affiliates:
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$1,890,302	$1,306,963	$748,999	$583,339	45%	$557,964	74%
U.S. Land Well-servicing	704,189	491,704	360,010	212,485	43%	131,694	37%
U.S. Offshore	221,676	158,888	132,778	62,788	40%	26,110	20%
Alaska	110,718	85,768	83,835	24,950	29%	1,933	2%
Canada	686,889	553,537	426,675	133,352	24%	126,862	30%
International	746,460	552,656	444,289	193,804	35%	108,367	24%

Subtotal Contract Drilling (2)	4,360,234	3,149,516	2,196,586	1,210,718	38%	952,930	43%
Oil and Gas (3)	59,431	62,913	65,303	(3,482)	(6%)	(2,390)	(4%)
Other Operating Segments (4) (5)	626,840	355,278	205,615	271,562	76%	149,663	73%
Other reconciling items (6)	(205,798)	(102,128)	(69,416)	(103,670)	(102%)	(32,712)	(47%)

Total	$4,840,707	$3,465,579	$2,398,088	$1,375,128	40%	$1,067,491	45%

Adjusted income (loss) derived from operating activities: (7)
Contract Drilling:
U.S. Lower 48 Land Drilling	$821,821	$464,570	$93,573	$357,251	77%	$370,997	396%
U.S. Land Well-servicing	199,944	107,728	57,712	92,216	86%	50,016	87%
U.S. Offshore	65,328	38,783	20,611	26,545	68%	18,172	88%
Alaska	17,542	16,608	16,052	934	6%	556	3%
Canada	185,117	136,368	91,558	48,749	36%	44,810	49%
International	208,705	135,588	89,211	73,117	54%	46,377	52%

Subtotal Contract Drilling	1,498,457	899,645	368,717	598,812	67%	530,928	144%
Oil and Gas	4,065	10,194	13,736	(6,129)	(60%)	(3,542)	(26%)
Other Operating Segments	74,095	34,966	(5,470)	39,129	112%	40,436	N/M (8)
Other reconciling items (9)	(136,271)	(64,998)	(47,331)	(71,273)	(110%)	(17,667)	(37%)

Total	$1,440,346	$879,807	$329,652	$560,539	64%	$550,155	167%
Interest expense	(46,561)	(44,847)	(48,507)	(1,714)	(4%)	3,660	8%
Investment income	102,007	85,430	50,064	16,577	19%	35,366	71%
Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net	(24,873)	(46,440)	4,629	21,567	46%	(51,069)	N/M (8)

Income before income taxes	$1,470,919	$873,950	$335,838	$596,969	68%	$538,112	160%

(In thousands, except percentages	Year Ended December 31,			Increase (Decrease)
and rig activity)	2006	2005	2004	2006 to 2005		2005 to 2004
Rig activity:
Rig years: (10)
U.S. Lower 48 Land Drilling	255.5	235.9	199.0	19.6	8%	36.9	19%
U.S. Offshore	16.4	15.6	14.4	0.8	5%	1.2	8%
Alaska	8.6	7.1	6.9	1.5	21%	.2	3%
Canada	53.3	53.0	46.5	0.3	1%	6.5	14%
International (11)	97.1	82.3	67.7	14.8	18%	14.6	22%

Total rig years	430.9	393.9	334.5	37.0	9%	59.4	18%

Rig hours: (12)
U.S. Land Well-servicing	1,256,141	1,216,453	1,137,914	39,688	3%	78,539	7%
Canada Well-servicing	360,129	367,414	377,170	(7,285)	(2%)	(9,756)	(3%)

Total rig hours	1,616,270	1,583,867	1,515,084	32,403	2%	68,783	5%

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $4.0 million, $(1.3) million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)	Represents our oil and gas exploration, development and production operations.

(4)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes earnings from unconsolidated affiliates, accounted for by the equity method, of $16.5 million, $7.0 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (“GAAP”). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

(8)	The percentage is so large that it is not meaningful.

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(10)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(11)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years, 3.9 years and 4.0 years during the years ended December 31, 2006, 2005 and 2004, respectively.

(12)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.
SEGMENT RESULTS OF OPERATIONS
Contract Drilling
     Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.
     U.S. Lower 48 Land Drilling. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase
and rig activity)	2006	2005	2004	2006 to 2005		2005 to 2004
Operating revenues and earnings from unconsolidated affiliates	$1,890,302	$1,306,963	$748,999	$583,339	45%	$557,964	74%
Adjusted income derived from operating activities	$821,821	$464,570	$93,573	$357,251	77%	$370,997	396%
Rig years	255.5	235.9	199.0	19.6	8%	36.9	19%
     The increase in our operating results from 2005 to 2006 and from 2004 to 2005 primarily resulted from year-over-year increases in average dayrates and drilling activity, which is reflected in the increase in rig years from 2005 to 2006 and from 2004 to 2005. Average dayrates and activity levels improved during 2005 and 2006 as a result of an increase in demand for drilling services, which resulted primarily from continuing higher price levels for natural gas during those years.

     U.S. Land Well-servicing. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase
and rig activity)	2006	2005	2004	2006 to 2005		2005 to 2004
Operating revenues and earnings from unconsolidated affiliates	$704,189	$491,704	$360,010	$212,485	43%	$131,694	37%
Adjusted income derived from operating activities	$199,944	$107,728	$57,712	$92,216	86%	$50,016	87%
Rig hours	1,256,141	1,216,453	1,137,914	39,688	3%	78,539	7%
     The increase in our operating results from 2005 to 2006 and from 2004 to 2005 primarily resulted from an increase in average dayrates and from higher well-servicing hours. This increase in dayrates and well-servicing hours resulted from higher customer demand for our services in a number of markets in which we operate, which was driven by a sustained level of higher oil prices.
     U.S. Offshore. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase
and rig activity)	2006	2005	2004	2006 to 2005		2005 to 2004
Operating revenues and earnings from unconsolidated affiliates	$221,676	$158,888	$132,778	$62,788	40%	$26,110	20%
Adjusted income derived from operating activities	$65,328	$38,783	$20,611	$26,545	68%	$18,172	88%
Rig years	16.4	15.6	14.4	0.8	5%	1.2	8%
     The increase in operating results from 2005 to 2006 primarily resulted from an increase in dayrates for our entire rig fleet due to higher customer demand for our services stemming from higher natural gas prices. Additionally, our fourth quarter operating results for 2006 were increased by $4.0 million of net business interruption insurance proceeds related to rigs of ours that were significantly damaged during Hurricane Rita in the third quarter of 2005.
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
     Alaska. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase
and rig activity)	2006	2005	2004	2006 to 2005		2005 to 2004
Operating revenues and earnings from unconsolidated affiliates	$110,718	$85,768	$83,835	$24,950	29%	$1,933	2%
Adjusted income derived from operating activities	$17,542	$16,608	$16,052	$934	6%	$556	3%
Rig years	8.6	7.1	6.9	1.5	21%	0.2	3%
     The increase in operating results from 2005 to 2006 is primarily due to increases in average dayrates and drilling activity levels resulting from new customer demand, and the deployment and utilization of additional rigs in 2006 as compared to 2005. The increase in 2006 was partially offset by increased labor and repairs and maintenance costs in 2006 as compared to 2005.
     Results did not change significantly from 2004 to 2005 as average dayrates and drilling activity levels in this market were substantially unchanged year-over-year. The improvement in commodity prices, which has resulted in improved demand for our services and improved dayrates across our other drilling segments did not result in these same improvements in Alaska. The mature status of most of the larger existing fields in Alaska has led to diminished activity in recent years, which has yet to recover despite the extended period of higher commodity prices. While there are numerous projects in various stages of planning that are likely to result in incremental activity, the extraordinarily long lead times and capital intensity of these projects makes it difficult to predict when and to what extent they would impact our results. Meanwhile, Alaska continues to generate positive cash flow and consume minimal capital, leaving us in a good position to capitalize on future prospects in this market.
     Canada. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase (Decrease)
and rig activity)	2006	2005	2004	2006 to 2005		2005 to 2004
Operating revenues and earnings from unconsolidated affiliates	$686,889	$553,537	$426,675	$133,352	24%	$126,862	30%
Adjusted income derived from operating activities	$185,117	$136,368	$91,558	$48,749	36%	$44,810	49%
Rig years — Drilling	53.3	53.0	46.5	0.3	1%	6.5	14%
Rig hours — Well-servicing	360,129	367,414	377,170	(7,285)	(2%)	(9,756)	(3%)
     The increase in our operating results from 2005 to 2006 and from 2004 to 2005 primarily resulted from year-over-year increases in average dayrates and hourly rates for our Canadian drilling and well-servicing operations, respectively, and from year-over-year increases in drilling activity. Average dayrates and hourly rates and drilling activity levels improved as a result of increased demand for our services in this market, which was driven by increased commodity prices from 2005 to 2006 and from 2004 to 2005. The increases in drilling activity are reflected in the year-over-year increases in rig years. Well-servicing hours decreased from 2005 to 2006 as lower natural gas prices during the fourth quarter of 2006 reduced the demand for completion work on gas wells. Well-servicing hours decreased from 2004 to 2005 primarily as a result of an unseasonably wet summer during 2005 in certain of our operating areas, which restricted our ability to move our well-servicing rigs. Our results for 2006, 2005 and 2004 were also positively impacted by the strengthening of the Canadian dollar versus the U.S. dollar during those years.
     International. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase
and rig activity)	2006	2005	2004	2006 to 2005		2005 to 2004
Operating revenues and earnings from unconsolidated affiliates	$746,460	$552,656	$444,289	$193,804	35%	$108,367	24%
Adjusted income derived from operating activities	$208,705	$135,588	$89,211	$73,117	54%	$46,377	52%
Rig years	97.1	82.3	67.7	14.8	18%	14.6	22%
     The increase in operating results from 2005 to 2006 primarily resulted from an increase in operations in Africa, Saudi Arabia, New Zealand, Columbia and Mexico, resulting from improved demand for our services and improved dayrates in these markets which is reflected in the increase in rig years from 2005 to 2006. Average dayrates and activity levels improved during 2005 and 2006 as a result of an increase in demand for drilling services, which resulted primarily from continuing higher price levels for oil during 2006.
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

Oil and Gas
     This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Year Ended December 31,			(Decrease)
(In thousands, except percentages)	2006	2005	2004	2006 to 2005		2005 to 2004
Operating revenues and earnings from unconsolidated affiliates	$59,431	$62,913	$65,303	$(3,482)	(6%)	$(2,390)	(4%)
Adjusted income derived from operating activities	$4,065	$10,194	$13,736	$(6,129)	(60%)	$(3,542)	(26%)
     The decrease in our operating results from 2005 to 2006 primarily resulted from a reduction in production stemming from the payout of one investment with El Paso Corporation in late 2005 and the reversion of our net profits interest to an overriding royalty interest. The net impact of changes in commodity prices from 2005 to 2006 further contributed to the decrease in operating results from 2005 to 2006. Additionally, we incurred higher seismic costs and work-over expenses as compared to prior period and also recorded an impairment of oil and gas properties totaling approximately $9.9 million that was recorded as depletion expense. This impairment resulted from lower than expected performance of certain asset groups. These decreases were partially offset by a $20.7 million gain on the sale of certain leasehold interests in the first quarter of 2006.
     The decrease in our operating results from 2004 to 2005 primarily resulted from the expected decline in production under our contracts with El Paso Corporation that commenced in the fourth quarter of 2003, which was partially offset by increased production resulting from new investments in oil and gas properties and higher commodity prices during 2005. The decrease in adjusted income derived from operating activities from 2004 to 2005 was also partially offset by lower expense amounts recorded for dry holes during 2005 compared to 2004. During 2004, we recorded expense of $2.4 million as a result of a dry hole offshore in the Gulf of Mexico and during 2005, we recorded expense of $0.8 million as a result of a dry hole onshore in South Texas and also recorded an impairment of oil and gas properties totaling approximately $1.6 million as depletion expense. This impairment resulted from lower than expected performance of certain asset groups.
Other Operating Segments
     These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Year Ended December 31,			Increase
(In thousands, except percentages)	2006	2005	2004	2006 to 2005		2005 to 2004
Operating revenues and earnings from unconsolidated affiliates	$626,840	$355,278	$205,615	$271,562	76%	$149,663	72%
Adjusted income (loss) derived from operating activities	$74,095	$34,966	$(5,470)	$39,129	112%	$40,436	N/M	(1)

(1)	The percentage is so large that it is not meaningful.
     The increase in our operating results from 2005 to 2006 primarily resulted from (i) increased sales of top drives driven by the strengthening of the oil and gas drilling market and increased equipment sales associated with the acquisition of Pragma Drilling Equipment Ltd. in May 2006, (ii) increased demand for directional drilling, rig instrumentation and data collection services, primarily driven by a strong U.S. market for directional drilling services as the number of horizontal and directional wells drilled increased substantially, (iii) increased margins for our marine transportation and supply services driven by higher average dayrates and higher utilization, which was primarily driven by an improvement in the offshore drilling market that resulted in increased demand for our services, and (iv) increased demand for construction and logistics services.
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
OTHER FINANCIAL INFORMATION
General and administrative expenses

	Year Ended December 31,			Increase (Decrease)
(In thousands, except percentages)	2006	2005	2004	2006 to 2005		2005 to 2004
General and administrative expenses	$420,854	$249,973	$195,388	$170,881	68%	$54,585	28%
General and administrative expenses as a percentage of operating revenues	8.7%	7.2%	8.2%	1.5%	21%	(1.0%)	(12%)
     General and administrative expenses increased from 2005 to 2006 primarily as a result of increases in wages and burden for a majority of our operating segments compared to the prior year period, which primarily resulted from an increase in the number of employees required to support the increase in activity levels and from higher wages, and increased corporate compensation expense, which primarily resulted from higher bonuses and non-cash compensation expenses recorded for stock options and restricted stock grants during the year ended December 31, 2006 compared to the prior year period. The increase was also due to the $51.6 million additional compensation expense recorded during the fourth quarter of 2006 relating to the review of option granting practices performed by the Company as more fully described in Note 3. For the year ended December 31, 2006, general and administrative expenses, as a percentage of operating revenues, increased compared to the prior period due to the reasons discussed above.
     General and administrative expenses increased from 2004 to 2005 primarily as a result of year-over-year increases in wages and burden for a majority of our operating segments, primarily resulting from an increase in the number of employees required to support the increase in activity levels and from higher wages, and increased corporate compensation expense, primarily resulting from taxes paid on stock options exercised, expenses recorded for restricted stock grants and higher bonuses during 2005. As a percentage of operating revenues, general and administrative expenses decreased from 2004 to 2005 as these expenses were spread over a larger revenue base.
Depreciation and amortization, and depletion expense

	Year Ended December 31,			Increase (Decrease)
(In thousands, except percentages)	2006	2005	2004	2006 to 2005		2005 to 2004
Depreciation and amortization expense	$371,127	$291,638	$254,939	$79,489	27%	$36,699	14%
Depletion expense	$38,580	$46,894	$45,460	$(8,314)	(18%)	$1,434	3%
     Depreciation and amortization expense. Depreciation and amortization expense increased from 2005 to 2006 and from 2004 to 2005 as a result of depreciation on capital expenditures made during 2004, 2005 and 2006, and year-over-year increases in average rig years for our U.S. Lower 48 Land Drilling, Canadian land drilling and International operations.
     Depletion expense. Depletion expense decreased from 2005 to 2006 as a result of lower oil and gas production due to the payout of the El Paso Red River program in late 2005. These decreases were partially offset due to increases in depletion expense on non-El Paso properties due to impairments of approximately $9.9 million. The impairments resulted from lower than expected performance of certain asset groups.
     Depletion expense increased from 2004 to 2005 as a result of production increases from new investments in oil and gas properties, which were almost entirely offset by the decline in production on oil and gas properties added through our El Paso investments in the fourth quarter of 2003.
Interest expense

	Year Ended December 31,			Increase (Decrease)
(In thousands, except percentages)	2006	2005	2004	2006 to 2005		2005 to 2004
Interest expense	$46,561	$44,847	$48,507	$1,714	4%	$(3,660)	(8%)

     Interest expense increased from 2005 to 2006 as a result of the additional interest expense related to the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011. This increase was partially offset by interest expense reductions resulting from the redemption of 93% or $769.8 million of our $82.8 million zero coupon convertible senior debentures due 2021 on February 6, 2006. These zero coupon notes accreted at a rate of 2.5% per annum. See further discussion of these transactions in Note 9 to our accompanying consolidated financial statements.
     Interest expense decreased from 2004 to 2005 primarily as a result of the payment upon maturity of our 6.8% senior notes totaling $305.3 million in April 2004.
Investment income

	Year Ended December 31,			Increase
(In thousands, except percentages)	2006	2005	2004	2006 to 2005		2005 to 2004
Investment income	$102,007	$85,430	$50,064	$16,577	19%	$35,366	71%
     Investment income increased from 2005 to 2006 as a result of higher interest income earned on investments in cash and short-term and long-term investments due to rising interest rates and a higher average investment balance related to the proceeds from the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011 received in May 2006. The proceeds from the note issuance were reduced by approximately $1.2 billion, which represents the cost of the purchase of the call options and the buy back of our stock, net of the sale of warrants. In addition, earnings on our long-term investments increased during 2006 as compared to the prior year period. The increase was partially reduced in 2006 compared to the prior year periods by reduced gains realized from the sale of equity securities.
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
Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net

	Year Ended December 31,			Increase (Decrease)
(In thousands, except percentages)	2006	2005	2004	2006 to 2005		2005 to 2004
Gains (losses) on sales of long- lived assets, impairment charges and other income (expense), net	$(24,873)	$(46,440)	$4,629	$21,567	46%	$(51,069)	N/M	(1)

(1)	The percentage is so large that it is not meaningful.
     The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for 2006 primarily includes losses on sales of long-lived assets of approximately $21.6 million, of which approximately $12.4 million relates to asset impairment charges. The amounts of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for 2005 include (1) increases to litigation reserves of approximately $27.2 million during 2005, which primarily relates to the wage and hour claims litigation in our California well servicing business discussed in Note 14 to our accompanying consolidated financial statements, and (2) losses on long-lived assets of approximately $18.8 million, which primarily consists of involuntary conversion losses recorded as a result of Hurricanes Katrina and Rita during the third quarter of 2005 totaling approximately $7.8 million and net losses recorded on sales or retirements of other long-lived assets during 2005 totaling approximately $11.1 million.
Income tax rate

	Year Ended December 31,
	2006	2005	2004

Effective income tax rate	31%	26%	10%

     The increase in our effective income tax rate from 2005 to 2006 and from 2004 to 2005 resulted from a higher proportion of our taxable income being generated in the U.S. during 2006 compared to 2005 and during 2005 compared to 2004. Income generated in the U.S. is generally taxed at a higher rate than in international jurisdictions in which we operate. Additionally, our effective tax rate for 2006 was increased as a result of a $36.2 million current tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’ subsidiary and decreased by an approximate $20.5 million deferred tax benefit recorded as a result of changes in Canadian laws that incrementally reduce statutory tax rates for both federal and provincial taxes over the next four years. Our effective tax rate for 2004 decreased by the release of certain tax reserves, which were determined to no longer be necessary, resulting in a reduction in deferred income tax expense (non-cash) totaling approximately $16.0 million.
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
     In October 2004 the U.S. Congress passed and the President signed into law the American Jobs Creation Act of 2004 (“the Act”). The Act did not impact the corporate reorganization completed by Nabors effective June 24, 2002, that made us a foreign entity. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by Nabors.
     We expect our effective tax rate during 2007 to be in the 30%-32% range because we expect a higher proportion of our income to be generated in the U.S. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Application of FIN 48 is required in financial statements effective for periods beginning after December 15, 2006. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the years ended December 31, 2006 and 2005.
     Operating Activities Net cash provided by operating activities totaled $1.5 billion during 2006 compared to net cash provided by operating activities of $1.0 billion during 2005. The increase in net cash provided by operating activities from 2005 to 2006 was primarily attributable to the 57% increase in net income for fiscal 2006. During 2006 and 2005, net income was increased for non-cash items such as depreciation and amortization, depletion, and deferred income tax expense and was reduced for changes in our working capital (primarily accounts receivable) and other balance sheet accounts.
     Investing Activities Net cash used for investing activities totaled $1.8 billion during 2006 compared to net cash used for investing activities of $958.2 million during 2005. During 2006 and 2005 cash was primarily used for capital expenditures. See a discussion of our expanded capital program discussed under Future Cash Requirements below.
     Financing Activities Net cash provided by financing activities totaled $418.3 million during 2006 compared to net cash provided by financing activities of $102.6 million during 2005. During 2006, cash was provided by approximately $2.72 billion in net proceeds from the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011 by Nabors Delaware, our receipt of proceeds totaling $25.7 million from the exercise of options to acquire our common shares by our employees, and by approximately $421.2 million from the sale of the warrants. During 2006, cash was used for the purchase of call options in the amount of $583.6 million, the redemption of 93% of our zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million and for repurchases of our common shares in the open market for $1.4 billion. During 2005, cash was provided by our receipt of proceeds totaling $194.5 million from the exercise of options to acquire our common shares by our employees and was used for the repurchase of our common shares in the open market totaling $99.5 million.

     Future Cash Requirements
     As of December 31, 2006, we had long-term debt, including current maturities, of $4.0 billion and cash and cash equivalents and investments of $1.7 billion.
     Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due 2011 provide that upon an exchange of these notes, it will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and our common shares for any amount exceeding the principal amount of the notes required to be paid pursuant to the terms of the note indentures. The notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate; or upon the occurrence of specified corporate transactions set forth in the indenture.
     The $700 million zero coupon senior exchangeable notes provide that upon an exchange of these notes, we will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the note indentures. The notes cannot be exchanged until the price of our shares exceeds $42.06 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, or with respect to all calendar quarters beginning on or after July 1, 2008, $38.56 on such last trading day, or subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate; or if Nabors Delaware calls the notes for redemption; or upon the occurrence of specified corporate transactions described in the note indenture. See a detailed discussion of the terms of these notes included in Note 9 to our accompanying consolidated financial statements in Part II, Item 8.
     As of December 31, 2006, we had outstanding purchase commitments of approximately $567.4 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $1.7 — $1.8 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of drilling and well-servicing rigs that we own and operate and will consist primarily of land drilling and well-servicing rigs. The increase in capital expenditures is expected across a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian, and International operations.
     On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a new joint venture, NFR Energy LLC, to invest in oil and gas exploration opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially will hold an equal interest in the new entity and has committed to fund its proportionate share of $1.0 billion in equity. NFR Energy LLC will pursue development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. NFR Energy LLC has not commenced operations and has not received funding as of December 31, 2006 by either party.
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
     The following table summarizes our contractual cash obligations as of December 31, 2006:

	Payments due by Period
(In thousands)	Total	< 1 Year	1-3 Years		3-5 Years		Thereafter

Contractual cash obligations:
Long-term debt:
Principal	$4,014,557	$—	$925,000	(1)	$2,814,557	(2)	$275,000
Interest	237,920	51,600	103,201		68,338		14,781
Operating leases (3)	31,863	10,324	13,154		6,377		2,008
Purchase commitments (4)	567,375	567,365	10		—		—
Employment contracts (3)	9,018	2,598	4,728		1,692		—
Pension funding obligations (5)	950	950	—		—		—

Total contractual cash obligations	$4,861,683	$632,837	$1,046,093		$2,890,964		$291,789

(1)	Represents the $700 million zero coupon senior exchangeable notes, which can be put to us on June 15, 2008 and can be exchanged for cash in certain circumstances including when the price of our shares exceeds approximately $42.06 for the required period of time and also includes the $225 million senior notes due August 15, 2009.

(2)	Includes the $2.75 billion senior exchangeable notes due 2011 and the remainder of the $82 million zero coupon senior debentures due 2021, which can be put to us on February 5, 2011.

(3)	See Note 14 to our accompanying consolidated financial statements.

(4)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

(5)	See Note 12 to our accompanying consolidated financial statements.
     In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through December 31, 2006, approximately $93.7 million of our common shares had been repurchased under this program. As of December 31, 2006, we had $406.3 million of shares that still may be purchased under the July 2006 share repurchase program.
Financial Condition and Sources of Liquidity
     Our primary sources of liquidity are cash and cash equivalents, marketable and non-marketable securities and cash generated from operations. As of December 31, 2006, we had cash and cash equivalents and investments of $1.7 billion (including $513.3 million of long-term investments) and working capital of $1.7 billion. This compares to cash and cash equivalents and investments of $1.6 billion (including $222.8 million of long-term investments) and working capital of $1.3 billion as of December 31, 2005.
     Our funded debt to capital ratio was 0.50:1 as of December 31, 2006 and 0.32:1 as of December 31, 2005. Our net funded debt to capital ratio was 0.37:1 as of December 31, 2006 and 0.08:1 as of December 31, 2005. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments. Capital is defined as shareholders’ equity.
     Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Long-term investments consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Our interest coverage ratio was 39.2:1 as of December 31, 2006, compared to 26.1:1 as of December 31, 2005. The interest coverage ratio is computed by calculating the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense.
     We have three letter of credit facilities with various banks as of December 31, 2006. Availability and borrowings under our credit facilities as of December 31, 2006 are as follows:

(In thousands)
Credit available	$147,545
Letters of credit outstanding	(108,580)

Remaining availability	$38,965

     We have a shelf registration statement on file with the SEC to allow us to offer, from time to time, up to $700 million in debt securities, guarantees of debt securities, preferred shares, depository shares, common shares, share purchase contracts, share purchase units and warrants. We currently have not issued any securities registered under this registration statement.
     Our current cash and cash equivalents, investments in marketable and non-marketable securities and projected cash flows generated from current operations are expected to more than adequately finance our purchase commitments, our debt service requirements, and all other expected cash requirements for the next twelve months. However, as discussed under Future Cash Requirements above, the $2.75 billion, 0.94% senior exchangeable notes and $700 million zero coupon senior exchangeable notes can be exchanged when the price of our shares exceeds $59.57 and $42.06, respectively, for the required periods of time, resulting in our payment of the principal amount of the notes, or $2.75 billion and $700 million, respectively, in cash.
     On February 22, 2007, the market price for our shares closed at $30.58. If the market price threshold of $59.57 or $42.06 was exceeded and the notes were exchanged, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Nabors’ management believes that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes on the open market. However, there can be no assurance that the holders would not exchange the notes. Further, management believes that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Moody’s Investor Service and Fitch Ratings, which are currently “A3” and “A-”, respectively, and our historical ability to access those markets as needed.
     See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 7A. Quantitative and Qualitative Disclosures About Market Risk below.
OFF-BALANCE SHEET ARRANGEMENTS (INCLUDING GUARANTEES)
     We are a party to certain transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements involve agreements and obligations in which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. We have also guaranteed payment of contingent consideration in conjunction with certain acquisitions in 2005 and 2006. Potential contingent consideration is based on future operating results of those businesses (Note 4). In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.
     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
(In thousands)	2007	2008	2009	Thereafter	Total

Financial standby letters of credit and other financial surety instruments	$102,356	$1,195	$100	$25	$103,676
Contingent consideration in acquisitions	10,297	1,063	1,063	2,124	14,547

Total	$112,653	$2,258	$1,163	$2,149	$118,223

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
     As of December 31, 2006, the net assets of Sea Mar totaled approximately $154.4 million. During 2006 Sea Mar had income before income taxes totaling $43.3 million.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Application of FIN 48 is required in financial statements effective for periods beginning after December 15, 2006. FIN 48 revises disclosure requirements and will require an annual tabular roll-forward of unrecognized tax benefits. We expect to adopt FIN 48 beginning January 1, 2007. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements. Any adjustment required as a result of the adoption of FIN 48, which may be material, will be recorded to retained earnings.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. We expect to adopt SFAS 157 beginning January 1, 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is required to be applied in financial statements effected for periods ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our consolidated results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We expect to adopt SFAS 159 beginning January 1, 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     The Company has several stock-based employee compensation plans, which are more fully described in Note 3 to our accompanying consolidated financial statements. Prior to January 1, 2006, we accounted for awards granted under those plans following the recognition and measurement principles of Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under APB 25, no compensation expense is recognized when the option price is equal to the market price of the underlying stock on the date of award. We generally did not recognize compensation expense in connection with stock option awards to employees, directors and officers under our plans. See Note 3 and Item 3. Legal Proceedings. Under the provisions of FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, (“SFAS 123”), the pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the income statement for restricted stock awards over the vesting period of the award.
     Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123-R”), using the modified prospective application method. Under this transition method, the Company will record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. The amount of compensation cost recognized was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.
     As a result of adopting SFAS 123-R on January 1, 2006, Nabors’ income before income taxes and net income for the year ended December 31, 2006 was $16.6 million, and $12.4 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share were $.04 and $.05 lower, respectively, for the year ended December 31, 2006 as a result of adopting SFAS 123-R. See the disclosures required upon adoption of SFAS 123-R in Note 3 to our accompanying consolidated financial statements.
Related Party Transactions
     Pursuant to his employment agreement entered into in October 1996, we provided an unsecured, non-interest bearing loan of approximately $2.9 million to Nabors’ Deputy Chairman, President and Chief Operating Officer. The loan was repaid to the Company on October 8, 2006.
     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements pursuant to which we paid a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $11.2 million related to these policies. The cash surrender value of these policies of approximately $10.3 million and $10.1 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2006 and 2005, respectively.
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
     In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our Alaskan and Saudi Arabian unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $99.2 million, $82.3 million and $63.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Expenses from business transactions with these affiliated entities totaled $4.7 million, $4.0 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, we had accounts receivable from these affiliated entities of $41.2 million and $33.1 million as of December 31, 2006 and 2005, respectively. We had accounts payable to these affiliated entities of $0.3 million and $2.2 million as of December 31, 2006 and 2005, respectively, and long-term payables with these affiliated entities of $6.6 million and $5.8 million as of December 31, 2006 and 2005, respectively, which is included in other long-term liabilities.
     Additionally, we own certain marine vessels that are chartered under a bareboat charter arrangement to Sea Mar Management LLC, an entity in which we own a 25% interest. Under the requirements of FASB Interpretation No. 46R this entity was consolidated by Nabors beginning in 2004.
     During the fourth quarter of 2006, the Company entered into a transaction with Shona Energy Company, LLC (“Shona”), a company in which Mr. Payne, an outside director of the Company, is the Chairman and Chief Executive Officer. Pursuant to the transaction, a subsidiary of the Company acquired and holds a minority interest of less than 20% of the issued and outstanding common shares of Shona in exchange for certain rights derived from an oil and gas concession held by that subsidiary.
Critical Accounting Estimates

     The preparation of our financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates. Management considers an accounting estimate to be critical if:
•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated financial position or results of operations.
     For a summary of all of our significant accounting policies, see Note 2 to the accompanying consolidated financial statements.
     Depreciation of Property, Plant and Equipment The drilling, workover and well-servicing industries are very capital intensive. Property, plant and equipment represented 59% of our total assets as of December 31, 2006, and depreciation constituted 11% of our total costs and other deductions for the year ended December 31, 2006.
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
     Depreciation on our buildings, well-servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, aircraft equipment, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings — 10 to 30 years; well-servicing rigs — 3 to 15 years; marine transportation and supply vessels — 10 to 25 years; aircraft equipment — 5 to 20 years; oilfield hauling and mobile equipment and other machinery and equipment — 3 to 10 years).
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
     There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors that indicate that these lives do not continue to be appropriate. Accordingly, for the years ended December 31, 2006, 2005 and 2004, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.
     Impairment of Long-Lived Assets As discussed above, the drilling, workover and well-servicing industries are very capital intensive, which is evident in the fact that our property, plant and equipment represented 59% of our total assets as of December 31, 2006. Other long-lived assets subject to impairment consist primarily of goodwill, which represented 4% of our total assets as of December 31, 2006. We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In addition, we review goodwill and intangible assets with indefinite lives for impairment annually, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” An impairment loss is recorded in the period in which it is determined that the carrying amount of the long-lived asset is not recoverable. Such determination requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review in order to determine the future cash flows associated with the asset or, in the case of goodwill, our reporting units. These long-term forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions, technological advances in the industry, and changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could require a provision for impairment in a future period. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment and an impairment of these assets could result in a material charge on our consolidated statements of income, management believes that accounting estimates related to impairment of long-lived assets are critical.
     Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For the years ended December 31, 2006, 2005 and 2004, no significant changes have been made to the methodology utilized to determine future cash flows.
     Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.
     Income Taxes Deferred taxes represent a substantial liability for Nabors. For financial reporting purposes, management determines our current tax liability as well as those taxes incurred as a result of current operations yet deferred until future periods. In accordance with the liability method of accounting for income taxes as specified in SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable taxes represent the liability related to our income tax return for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on our consolidated balance sheets. The tax effects of unrealized gains and losses on investments and derivative financial instruments are recorded through accumulated other comprehensive income (loss) within shareholders’ equity. The changes in deferred tax assets or liabilities are determined based upon changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that management estimates will be in effect when these differences reverse. In addition to estimating the future tax rates applicable to the reversal of tax differences, management must also make certain assumptions regarding whether tax differences are permanent or temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management has considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These judgments and estimates are made for each tax jurisdiction in which we operate as the calculation of deferred taxes is completed at that level. Further, under U.S. federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to Nabors and our subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, although we believe substantial loss carryforwards are available to us, no assurance can be given concerning the realization of such loss carryforwards, or whether or not such loss carryforwards will be available in the future. These loss carryforwards are also considered in our calculation of taxes for each jurisdiction in which we operate. Additionally, we record reserves for uncertain tax positions which are subject to a significant level of management judgment related to the ultimate resolution of those tax positions. Accordingly, management believes that the estimate related to the provision for income taxes is critical to our results of operations. We have received notifications from the IRS on various matters as a result of IRS audits of certain tax years. See Item 1A. Risk Factors — We may have additional tax liabilities and Note 10 under Item 8. Financial Statements and Supplementary Data for additional discussion.
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
     For the years ended December 31, 2006, 2005 and 2004, management made no material changes in its assumptions regarding the determination of the provision for income taxes. However, certain events could occur that would materially affect management’s estimates and assumptions regarding the deferred portion of our income tax provision, including estimates of future tax rates applicable to the reversal of tax differences, the classification of timing differences as temporary or permanent, reserves recorded for uncertain tax positions, and any valuation allowance recorded as a reduction to our deferred tax assets. Management’s assumptions related to the preparation of our income tax provision have historically proved to be reasonable in light of the ultimate amount of tax liability due in all taxing jurisdictions.
     For the year ended December 31, 2006, our provision for income taxes was $450.2 million, consisting of $231.9 million of current tax expense and $218.3 million of deferred tax expense. Changes in management’s estimates and assumptions regarding the tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A 1% change in the effective tax rate from 31% to 32% would increase the current year income tax provision by approximately $14.7 million.
     Self-Insurance Reserves Our operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention.
     Based on the risks discussed above, it is necessary for us to estimate the level of our liability related to insurance and record reserves for these amounts in our consolidated financial statements. Reserves related to self-insurance are based on the facts and circumstances specific to the claims and our past experience with similar claims. The actual outcome of self-insured claims could differ significantly from estimated amounts. We maintain actuarially-determined accruals in our consolidated balance sheets to cover self-insurance retentions for workers’ compensation, employers’ liability, general liability and automobile liability claims. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid.
     As the determination of our liability for self-insured claims is subject to significant management judgment and in certain instances is based on actuarially estimated and calculated amounts, and such liabilities could be material in nature, management believes that accounting estimates related to self-insurance reserves are critical.
     For the years ended December 31, 2006, 2005 and 2004, no significant changes have been made to the methodology utilized to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2006 reserves for insurance were adjusted (increased or decreased) by 10%, total costs and other deductions would have changed by $13.0 million, or 0.4%.
     Fair Value of Assets Acquired and Liabilities Assumed We have completed a number of acquisitions in recent years as discussed in Note 4 to our accompanying consolidated financial statements. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed in the various business combinations, which involved the use of various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations or technology could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our consolidated statements of income. As the determination of the fair value of assets acquired and liabilities assumed is subject to significant management judgment and a change in purchase price allocations could result in a material difference in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of assets acquired and liabilities assumed are critical.
     The determination of the fair value of assets and liabilities are based on the market for the assets and the settlement value of the liabilities. These estimates are made by management based on our experience with similar assets and liabilities. For the years ended December 31, 2006, 2005 and 2004, no significant changes have been made to the methodology utilized to value assets acquired or liabilities assumed. As we have not recorded any significant impairment charges on property, plant and equipment or goodwill in any of the years ended December 31, 2006, 2005 and 2004, our estimates of the fair values of assets acquired and liabilities assumed have proved to be reliable.
     Given the nature of the evaluation of the fair value of assets acquired and liabilities assumed and the application to specific assets and liabilities, it is not possible to reasonably quantify the impact of changes in these assumptions.

     Share-Based Compensation We have typically compensated our executives and employees through the awarding of stock options. Based on the requirements of SFAS 123(R), which we adopted on January 1, 2006, we account for stock option awards in 2006 using a fair-value based method, resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. Additionally, under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” we are currently required to disclose the effect on our net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to the periods presented in our consolidated statements of income; or the years ended December 31, 2005 and 2004. This tabular disclosure is included in Note 3 to our accompanying consolidated financial statements. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. As the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements beginning in the first quarter of 2006 and in our disclosure presented in the footnotes to our accompanying consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, management believes that accounting estimates related to the valuation of stock options are critical.
     The assumptions used to estimate the fair market value of our stock options are based on historical and expected performance of our common shares in the open market, expectations with regard to the pattern with which our employees will exercise their options and the likelihood that dividends will be paid to holders of our common shares. For the years ended December 31, 2006, 2005 and 2004, no significant changes have been made to the methodology utilized to determine the assumptions used in these calculations.
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
     At various times, we utilize local currency borrowings (foreign currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% decrease in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2006 would result in a $9.1 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.
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
     Interest Rate, and Marketable and Non-marketable Security Price Risk Our financial instruments that are potentially sensitive to changes in interest rates include the $2.75 billion 0.94% senior exchangeable notes due 2011, our $82.8 million zero coupon convertible senior debentures, our $700 million zero coupon senior exchangeable notes, our 4.875% and 5.375% senior notes, our range cap and floor derivative instrument, our investments in debt securities (including corporate, asset-backed, U.S. Government, Government agencies, foreign government, mortgage-backed debt and mortgage-

CMO debt securities) and our investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages), which are classified as non-marketable securities.
     We may utilize derivative financial instruments that are intended to manage our exposure to interest rate risks. We account for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (collectively, “SFAS 133, as amended”). The use of derivative financial instruments could expose us to further credit risk and market risk. Credit risk in this context is the failure of a counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty would owe us, which can create credit risk for us. When the fair value of a derivative contract is negative, we would owe the counterparty, and therefore, we would not be exposed to credit risk. We attempt to minimize credit risk in derivative instruments by entering into transactions with major financial institutions that have a significant asset base. Market risk related to derivatives is the adverse effect to the value of a financial instrument that results from changes in interest rates. We try to manage market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the type and degree of market risk that we undertake.
     Our $700 million zero coupon senior exchangeable notes include a contingent interest provision, discussed under Liquidity and Capital Resources above, which qualifies as an embedded derivative under SFAS 133, as amended. This embedded derivative is required to be separated from the notes and valued at its fair value at the inception of the note indenture. Any subsequent change in fair value of this embedded derivative would be recorded in our consolidated statements of income. The fair value of the contingent interest provision at inception of the note indenture was nominal. In addition, there was no significant change in the fair value of this embedded derivative through December 31, 2006, resulting in no impact on our consolidated statements of income for the year ended December 31, 2006.
     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge under SFAS 133, as amended. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment under SFAS 133, as amended, and any change in the cumulative fair value of this transaction is reflected as a gain or loss in our consolidated statements of income. In June 2004 we unwound $100 million of the $200 million range cap and floor derivative instrument. During the fourth quarter of 2005, we unwound the interest rate swap resulting in a loss of $2.7 million, which has been deferred and will be recognized as an increase to interest expense over the remaining life of our 5.375% senior notes due 2012. During the years ended December 31, 2005 and 2004, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $2.7 million and $6.5 million, respectively, which served to reduce interest expense.
     The fair value of our range cap and floor transaction is recorded as a derivative asset, included in other long-term assets, and totaled approximately $2.3 million and $1.5 million as of December 31, 2006 and 2005, respectively. We recorded gains of approximately $1.4 million, $1.1 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to this derivative instrument; such amounts are included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income.
     A hypothetical 10% adverse shift in quoted interest rates as of December 31, 2006 would decrease the fair value of our range cap and floor derivative instrument by approximately $1.0 million.
     Fair Value of Financial Instruments The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

	December 31,
	2006					2005
(In thousands,	Effective					Effective				Fair
except interest rates)	Interest Rate		Carrying Value		Fair Value	Interest Rate		Carrying Value		Value
$2.75 billion 0.94% senior exchangeable notes due May 2011	1.09%		$2,750,000		$2,628,725	—		$—		$—
$700 million zero coupon senior exchangeable notes due June 2023	0.32%		700,000		730,380	0%		700,000		826,700
5.375% senior notes due August 2012	5.67	% (1)	271,470	(2)	270,545	4.52	% (1)	270,844	(2)	278,285
4.875% senior notes due August 2009	5.09%		224,296		221,749	5.00%		224,030		224,730
$82.8 million zero coupon convertible senior debentures due February 2021	2.94	% (3)	58,308		50,354	2.5	% (3)	824,789		822,497

			$4,004,074		$3,901,753			$2,019,663		$2,152,212

(1)	Includes the effect of interest savings realized from the interest rate swap executed on October 21, 2002.

(2)	Includes $2.7 million as of December 31, 2005 related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005 and $4.6 million as of December 31, 2004 related to the fair value of the interest rate swap.

(3)	Represents the rate at which accretion of the original discount at issuance of these debentures is charged to interest expense.
     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash and cash equivalents and short-term and long-term investments are included in the table below.

	December 31,
	2006			2005
(In thousands,			Weighted Average			Weighted Average
except interest rates)	Fair Value	Interest Rates	Life (Years)	Fair Value	Interest Rates	Life (Years)
Cash and cash equivalents	$700,549	4.12%-5.37%	0.1	$565,001	2.87%-4.44%	.1
Available-for-sale marketable equity securities	117,220	N/A	N/A	99,216	N/A	N/A
Marketable debt securities:
Commercial paper and CDs	16,778	5.04%-5.69%	.3	269,053	3.91%-4.74%	.3
Corporate debt securities	131,079	4.86%-5.76%	1.0	276,755	1.58%-4.91%	.9
Government agencies debt securities	61,318	5.05%-5.76%	.7	47,139	1.25%-4.19%	.5
Mortgage-backed debt securities	1,373	5.20%-5.69%	1.4	—	—	—
Mortgage-CMO debt securities	49,629	4.99%-5.98%	1.0	5,081	3.89%-5.00%	1.2
Asset-backed debt securities	62,070	4.60%-5.83%	1.0	161,280	1.68%-4.62%	.9
Non-marketable securities	513,269	N/A	N/A	235,641	N/A	N/A

	$1,653,285			$1,659,166

     Our investments in marketable debt securities listed in the above table and a portion of our investment in non-marketable securities are sensitive to changes in interest rates. Additionally, our investment portfolio of marketable debt and equity securities, which are carried at fair value, expose us to price risk. A hypothetical 10% decrease in the market prices for all marketable securities as of December 31, 2006 would decrease the fair value of our available-for-sale securities by $43.9 million.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein which expresses an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm
Nabors Industries Ltd. and Subsidiaries
To the Shareholders and Board of Directors of Nabors Industries Ltd.:
We have completed integrated audits of Nabors Industries Ltd.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders’ equity present fairly, in all material respects, the financial position of Nabors Industries Ltd. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using the modified prospective application method.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 1, 2007

CONSOLIDATED BALANCE SHEETS
Nabors Industries Ltd. and Subsidiaries

	December 31,
(In thousands, except per share amounts)	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$700,549	$565,001
Short-term investments	439,467	858,524
Accounts receivable, net	1,109,738	822,104
Inventory	100,487	51,292
Deferred income taxes	38,081	199,196
Other current assets	116,534	121,191

Total current assets	2,504,856	2,617,308

Long-term investments	513,269	222,802
Property, plant and equipment, net	5,410,101	3,886,924
Goodwill, net	362,269	341,939
Other long-term assets	351,808	161,434

Total assets	$9,142,303	$7,230,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$767,912
Trade accounts payable	459,179	336,589
Accrued liabilities	294,958	224,336
Income taxes payable	100,223	23,619

Total current liabilities	854,360	1,352,456

Long-term debt	4,004,074	1,251,751
Other long-term liabilities	162,744	151,415
Deferred income taxes	584,472	716,645

Total liabilities	5,605,650	3,472,267

Commitments and contingencies (Note 14)

Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 299,333 and 315,393, respectively	299	315
Capital in excess of par value	1,637,204	1,590,968
Unearned compensation	—	(15,649)
Accumulated other comprehensive income	201,261	192,980
Retained earnings	2,473,373	1,989,526
Less: treasury shares, at cost, 22,340 common shares	(775,484)	—

Total shareholders’ equity	3,536,653	3,758,140

Total liabilities and shareholders’ equity	$9,142,303	$7,230,407

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Nabors Industries Ltd. and Subsidiaries

	Year Ended December 31,
(In thousands, except per share amounts)	2006	2005	2004

Revenues and other income:
Operating revenues	$4,820,162	$3,459,908	$2,394,031
Earnings from unconsolidated affiliates	20,545	5,671	4,057
Investment income	102,007	85,430	50,064

Total revenues and other income	4,942,714	3,551,009	2,448,152

Costs and other deductions:
Direct costs	2,569,800	1,997,267	1,572,649
General and administrative expenses	420,854	249,973	195,388
Depreciation and amortization	371,127	291,638	254,939
Depletion	38,580	46,894	45,460
Interest expense	46,561	44,847	48,507
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	24,873	46,440	(4,629)

Total costs and other deductions	3,471,795	2,677,059	2,112,314

Income before income taxes	1,470,919	873,950	335,838

Income tax expense:
Current	231,860	30,517	20,867
Deferred	218,323	194,738	12,514

Total income tax expense	450,183	225,255	33,381

Net income	$1,020,736	$648,695	$302,457

Earnings per share:
Basic	$3.52	$2.08	$1.02
Diluted	$3.40	$2.00	$.96

Weighted average number of common shares outstanding:
Basic	290,241	312,134	297,872
Diluted	299,827	324,378	328,060
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nabors Industries Ltd. and Subsidiaries

	Year Ended December 31,
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$1,020,736	$648,695	$302,457
Adjustments to net income:
Depreciation and amortization	371,127	291,638	254,939
Depletion	38,580	46,894	45,460
Deferred income tax expense	218,323	194,738	12,514
Deferred financing costs amortization	6,241	4,880	5,058
Pension liability amortization	485	401	856
Discount amortization on long-term debt	3,798	20,729	20,244
Amortization of loss on hedges	554	218	151
Losses on long-lived assets, net	22,648	19,465	874
Gains on investments, net	(46,260)	(40,197)	(20,638)
Gains on derivative instruments	(1,363)	(1,076)	(2,363)
Share-based compensation	79,888	4,819	—
Foreign currency transaction losses (gains)	354	465	(755)
Equity in earnings of unconsolidated affiliates, net of dividends	(18,111)	(2,600)	(2,057)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(279,686)	(271,969)	(129,684)
Inventory	(48,631)	(21,704)	(4,905)
Other current assets	(31,536)	(6,808)	9,792
Other long-term assets	(106,357)	811	9,001
Trade accounts payable and accrued liabilities	145,046	121,850	84,646
Income taxes payable	71,767	8,262	(7,503)
Other long-term liabilities	38,655	9,989	(14,889)

Net cash provided by operating activities	1,486,258	1,029,500	563,198

Cash flows from investing activities:
Purchases of investments	(1,135,525)	(745,743)	(919,936)
Sales and maturities of investments	1,325,903	749,562	908,609
Cash paid for acquisitions of businesses, net	(82,407)	(46,201)	—
Deposits released (held) on acquisitions	35,844	(36,005)	—
Investment in affiliates	(2,433)	—	(200)
Capital expenditures	(1,927,407)	(907,316)	(544,429)
Proceeds from sales of assets and insurance claims	17,556	27,463	6,879

Net cash used for investing activities	(1,768,469)	(958,240)	(549,077)

Cash flows from financing activities:
Proceeds from sale of warrants	421,162	—	—
Purchase of exchangeable note hedge	(583,550)	—	—
Increase in cash overdrafts	2,154	10,805	9,974
Proceeds from long-term debt	2,750,000	—	—
Reduction in long-term debt	(769,789)	(424)	(302,411)
Debt issuance costs	(28,683)	—	—
Proceeds from issuance of common shares	25,682	194,464	71,248
Repurchase of common shares	(1,402,840)	(99,483)	—
Tax benefit related to the exercise of stock options	4,139	—	—
Termination payment for interest rate swap	—	(2,736)	—

Net cash provided by (used for) financing activities	418,275	102,626	(221,189)

Effect of exchange rate changes on cash and cash equivalents	(516)	6,406	12,040

Net increase (decrease) in cash and cash equivalents	135,548	180,292	(195,028)
Cash and cash equivalents, beginning of period	565,001	384,709	579,737

Cash and cash equivalents, end of period	$700,549	$565,001	$384,709

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
Nabors Industries Ltd. and Subsidiaries

				Accumulated Other Comprehensive Income (Loss)
				Unrealized
	Common			Gains
	Shares		Capital in	(Losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2003	293,312	$294	$1,270,215	$4,969	$98,723	$(4,109)	$1,120,183	$—	$2,490,275

Comprehensive income (loss):
Net income							302,457		302,457
Translation adjustment					52,797				52,797
Unrealized gains on marketable securities, net of income tax benefit of $1,138				8,395					8,395
Less:
reclassification adjustment for gains included in net income, net of income taxes of $850				(13,093)					(13,093)
Pension liability amortization, net of income taxes of $233						396			396
Amortization of loss on cash flow hedges						151			151

Total comprehensive income (loss)	—	—	—	(4,698)	52,797	547	302,457	—	351,103

Issuance of common shares for stock options exercised	6,090	6	71,242						71,248
Nabors Exchangeco shares exchanged	320								—
Tax effect of stock option deductions			16,767						16,767

Subtotal	6,410	6	88,009	—	—	—	—	—	88,015

Balances, December 31, 2004	299,722	$300	$1,358,224	$271	$151,520	$(3,562)	$1,422,640	$—	$2,929,393

     The accompanying notes are an integral part of these consolidated financial statements.

					Accumulated Other Comprehensive Income (Loss)
					Unrealized
	Common				Gains
	Shares		Capital in		(Losses) on	Cumulative				Total
		Par	Excess of	Unearned	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2004	299,722	$300	$1,358,224	$—	$271	$151,520	$(3,562)	$1,422,640	$—	$2,929,393

Comprehensive income (loss):
Net income								648,695		648,695
Translation adjustment						26,589				26,589
Unrealized gains on marketable securities, net of income taxes of $812					34,987					34,987
Less:
reclassification adjustment for gains included in net income, net of income taxes of $131					(16,393)					(16,393)
Pension liability amortization, net of income taxes of $148							253			253
Minimum pension liability adjustment, net of income taxes of $615							(836)			(836)
Amortization of loss on cash flow hedges							151			151

Total comprehensive income (loss)	—	—	—	—	18,594	26,589	(432)	648,695	—	693,446

Issuance of common shares for stock options exercised	18,396	17	194,447							194,464
Nabors Exchangeco shares exchanged	220									—
Repurchase of common shares	(3,578)	(2)	(17,672)					(81,809)		(99,483)
Tax effect of stock option deductions			35,501							35,501
Restricted shares issued	653		21,163	(21,163)						—
Forfeitures of restricted shares	(20)		(695)	695						—
Amortization of unearned compensation				4,819						4,819

Subtotal	15,671	15	232,744	(15,649)	—	—	—	(81,809)	—	135,301

Balances, December 31, 2005	315,393	$315	$1,590,968	$(15,649)	$18,865	$178,109	$(3,994)	$1,989,526	$—	$3,758,140

     The accompanying notes are an integral part of these consolidated financial statements.

					Accumulated Other Comprehensive Income (Loss)
					Unrealized
	Common				Gains
	Shares		Capital in		(Losses) on	Cumulative				Total
		Par	Excess of	Unearned	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2005	315,393	$315	$1,590,968	$(15,649)	$18,865	$178,109	$(3,994)	$1,989,526	$—	$3,758,140

Comprehensive income (loss):
Net income								1,020,736		1,020,736
Translation adjustment						(6,949)				(6,949)
Unrealized gains on marketable securities, net of income taxes of $623					17,620					17,620
Less:
reclassification adjustment for gains included in net income, net of income tax benefit of $12					(3,085)					(3,085)
Pension liability amortization, net of income taxes of $180							305			305
Minimum pension liability adjustment, net of income taxes of $140							239			239
Amortization of loss on cash flow hedges							151			151

Total comprehensive income (loss)	—	—	—	—	14,535	(6,949)	695	1,020,736	—	1,029,017

Adoption of SFAS 123-R			(15,649)	15,649						—
Issuance of common shares for stock options exercised	1,226	1	25,681							25,682
Nabors Exchangeco shares exchanged	45									—
Purchase of call options			(583,550)							(583,550)
Sale of warrants			421,162							421,162
Tax benefit from the purchase of call options			215,914							215,914
Repurchase and retirement of common shares	(17,935)	(18)	(90,449)					(536,889)		(627,356)
Repurchase of 22,340 treasury shares									(775,484)	(775,484)
Tax effect of exercised stock option deductions			(6,761)							(6,761)
Grants of restricted stock awards	651	1								1
Forfeitures of restricted stock awards	(47)									—
Share-based compensation			79,888							79,888

Subtotal	(16,060)	(16)	46,236	15,649	—	—	—	(536,889)	(775,484)	(1,250,504)

Balances, December 31, 2006	299,333	$299	$1,637,204	$—	$33,400	$171,160	$(3,299)	$2,473,373	$(775,484)	$3,536,653

     The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nabors Industries Ltd. and Subsidiaries
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
     Nabors is the largest land drilling contractor in the world, with approximately 615 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 610 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 190 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and owns 48 platform, 19 jack-up units and five barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We time charter a fleet of 29 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations. During the first quarter of 2006 we began to offer subcontracted logistics services for onshore drilling and well-servicing operations in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also have made selective investments in oil and gas exploration, development and production activities.
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
     Our Sea Mar division time charters supply vessels to offshore operators in U.S. waters. The vessels are owned by one of our financing company subsidiaries, but are operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. As a result of recent legislation, beginning in August 2007, Sea Mar will no longer be able to use this arrangement to qualify vessels for employment in the U.S. coastwise trade. Accordingly, we will be required to restructure the arrangement, redeploy the vessels outside the U.S., or sell the vessels by no later than such time.
     The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to prior periods to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows.
     On December 15, 2005, our Board of Directors approved a two-for-one stock split of our common shares to be effectuated in the form of a stock dividend. The stock dividend was distributed on April 17, 2006 to shareholders of record on March 31, 2006. All common share, per share, stock option and restricted stock amounts included in the accompanying Consolidated Financial Statements and related notes have been restated to reflect the effect of the stock split.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     Our consolidated financial statements include the accounts of Nabors, all majority-owned subsidiaries, and all non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”

(“FIN 46R”), which are not material to our financial position, results of operations or cash flows. All significant intercompany accounts and transactions are eliminated in consolidation.
     Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $98.0 million and $71.2 million as of December 31, 2006 and 2005, respectively, and are included in other long-term assets in our consolidated balance sheets. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments in our consolidated balance sheets.
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
     We are also invested in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. We account for these funds under the equity method of accounting based on our percentage ownership interest and recognize gains or losses, as investment income, on a quarterly basis based on changes in the net asset value of our investment.
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

     Depreciation on our buildings, well-servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, aircraft equipment, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings — 10 to 30 years; well-servicing rigs — 3 to 15 years; marine transportation and supply vessels — 10 to 25 years; aircraft equipment — 5 to 20 years; oilfield hauling and mobile equipment and other machinery and equipment — 3 to 10 years). Amortization of capitalized leases is included in depreciation and amortization expense. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our results of operations.
     We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. Provisions for asset impairment are charged to income when the sum of estimated future cash flows, on an undiscounted basis, is less than the asset’s net book value. Impairment charges are recorded using discounted cash flows which requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. We recorded impairment charges of approximately $12.4 million in 2006 related to asset retirements (Note 16). Impairment charges are included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in the consolidated statements of income. There were no impairment charges related to assets held for use recorded by Nabors in 2005 or 2004. Damage incurred to certain of our rigs during Hurricanes Katrina and Rita in the third quarter of 2005 resulted in a reduction in the carrying value of certain of our assets of approximately $13.1 million. This reduction in carrying value of our assets was partially offset by an amount of proceeds expected to be received from insurance, which is recorded as an insurance receivable and included in other current assets in our consolidated balance sheets as of December 31, 2005. The net involuntary conversion loss recognized during 2005 resulting from these hurricanes totaling $7.8 million is included in losses (gains) on long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income.
Oil and Gas Properties
     We follow the successful efforts method of accounting for our oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in that period. We recorded impairment charges of approximately $9.9 million and $1.6 million during 2006 and 2005, respectively, related to our oil and gas properties. There were no impairment charges related to our oil and gas properties in 2004. Estimated fair value includes the estimated present value of all reasonably expected future production, prices, and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until the projects are substantially complete and ready for their intended use if the projects are evaluated as successful. Other exploratory costs are expensed as incurred. Our provision for depletion is based on the capitalized costs as determined above and is determined on a property-by-property basis using the units-of-production method, with costs being amortized over proved developed reserves.
Goodwill
     Goodwill represents the cost in excess of fair value of the net assets of companies acquired. We review goodwill and intangible assets with indefinite lives for impairment annually. The change in the carrying amount of goodwill for our various Contract Drilling segments and our Other Operating Segments for the years ended December 31, 2006 and 2005 is as follows:

		Acquisitions and	Cumulative	Balance
	Balance as of	Purchase Price	Translation	as of December 31,
(In thousands)	December 31, 2004	Adjustments	Adjustment	2005
Contract Drilling:
U.S. Lower 48 Land Drilling	$29,976	$178	$—	$30,154
U.S. Land Well- servicing	43,741	7,045	—	50,786
U.S. Offshore	18,003	—	—	18,003
Alaska	19,995	—	—	19,995
Canada	149,497	—	5,055	154,552
International	18,983	—	—	18,983

Subtotal Contract Drilling	280,195	7,223	5,055	292,473
Other Operating Segments	47,030	2,331	105	49,466

Total	$327,225	$9,554	$5,160	$341,939

		Acquisitions and	Cumulative	Balance
	Balance as of	Purchase Price	Translation	as of December 31,
(In thousands)	December 31, 2005	Adjustments	Adjustment	2006
Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—	$—	$30,154
U.S. Land Well- servicing	50,786	53	—	50,839
U.S. Offshore	18,003	—	—	18,003
Alaska	19,995	—	—	19,995
Canada	154,552	—	(395)	154,157
International	18,983	—	—	18,983

Subtotal Contract Drilling	292,473	53	(395)	292,131
Other Operating Segments	49,466	20,815	(143)	70,138

Total	$341,939	$20,868	$(538)	$362,269

     Our Oil and Gas segment does not have any goodwill. Goodwill totaling approximately $9.5 million is expected to be deductible for tax purposes.
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

Litigation and Insurance Reserves
     We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially-determined accruals in our consolidated balance sheets to cover self-insurance retentions (Note 14). We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates.
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
     We do not provide for U.S. or foreign income or withholding taxes on unremitted earnings of all U.S. and certain foreign entities, as these earnings are considered permanently reinvested. Unremitted earnings, representing tax basis accumulated earnings and profits, totaled approximately $397.5 million, $303.5 million and $289.9 million as of December 31, 2006, 2005 and 2004, respectively. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

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
Share-Based Compensation
     Prior to January 1, 2006, we accounted for awards granted under our stock-based employee compensation plans following the recognition and measurement principles of Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under APB 25, no compensation expense is recognized when the option price is equal to the market price of the underlying stock on the date of award. We generally did not recognize compensation expense in connection with stock option awards to employees, directors and officers under our plans. See Note 3. Under the provisions of SFAS 123, the pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the income statement for restricted stock awards over the vesting period of the award.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123-R”), using the modified prospective application method. Under this transition method, the Company will record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. The amount of compensation cost recognized was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.
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
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:
•	depreciation and amortization of property, plant and equipment

•	impairment of long-lived assets

•	income taxes

•	litigation and insurance reserves

•	fair value of assets acquired and liabilities assumed

•	share-based compensation

Recent Accounting Pronouncements
     In June 2006 the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is likely to cause greater volatility in income statements as more items are recognized discretely within income tax expense. Application of FIN 48 is required in financial statements effective for periods beginning after December 15, 2006. FIN 48 revises disclosure requirements and will require an annual tabular roll-forward of unrecognized tax benefits. We expect to adopt FIN 48 beginning January 1, 2007. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements. Any adjustment required as a result of the adoption of FIN 48, which may be material, will be recorded to retained earnings.
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in limited circumstances. We expect to adopt SFAS 157 beginning January 1, 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In September 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is required to be applied in financial statements effected for periods ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our consolidated results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We expect to adopt SFAS 159 beginning January 1, 2008. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
3. SHARE-BASED COMPENSATION
     The Company disclosed in a press release issued on December 27, 2006, that it was initiating a voluntary further review of its option granting practices. The Company voluntarily contacted the SEC on December 27, 2006, and informed them of the review. The staff of the SEC informed the Company in a letter dated December 28, 2006, that it had initiated an informal inquiry into the Company’s option award practices. The Company has been and will continue to cooperate fully with the SEC inquiry.
     The voluntary review, which is now complete, was overseen by a committee consisting of all of the Company’s nonemployee directors. The committee engaged outside legal counsel, which in turn engaged a forensic accounting expert to assist with the review (the “Review Team”). The scope of the review included the granting of and accounting for certain employee equity awards to both the senior executives of the Company and other employees from 1988 through 2006. The Review Team made no finding of fraud or intentional wrongdoing.
     The Review Team identified certain employee stock option awards for which the Company had historically used an incorrect “measurement date” in determining the amount of compensation expense to be recognized for such employee stock option awards. The Review Team determined that the use of these incorrect measurement dates resulted primarily from incomplete granting actions as of the previously used measurement dates. With respect to awards made to certain senior executives, the Review Team found that the appropriate measurement date for certain awards made on January 4, 1991 should have been March 5, 1991; the appropriate measurement date for certain December 4, 1995 awards should have been January 8, 1996; the appropriate measurement date for certain other December 4, 1995 awards should have been January 18, 1996; the appropriate measurement date for certain December 12, 1996 awards should have been December 13, 1996; and the appropriate measurement date for certain July 22, 1997 awards should have been August 5, 1997. The aggregate effect of these measurement date differences results in additional compensation expense which should have been recognized in the amount of $17.8 million over the vesting period of the respective options.
     With respect to certain annual and other incentive awards made to other employees, the Review Team found that there were numerous instances where changes were made to awards following the date of the meeting of the Compensation Committee. In numerous instances, there was insufficient or inconclusive documentation to determine the date on which awards made to those employees became final and were no longer subject to change. Accordingly, unless documentation demonstrated that a different measurement date was appropriate, the Company used the date on which annual bonuses were paid to employees as the revised measurement date for accounting purposes because such date would represent a date on which the Company could conclude awards to employees would have been finalized. The aggregate effect of these measurement date differences results in additional compensation expense which should have been recognized in the amount of $33.8 million over the vesting period of the respective options or restricted stock. The Company has notified the Internal Revenue Service of its intent to participate in the program set forth in Announcement 2007-18, Compliance Resolution Program for Employees Other than Corporate Insiders for Additional 2006 Taxes Arising Under 409A due to the Exercise of Stock Rights. The cost to the Company for participation in this compliance program will be approximately $3.9 million and will be recorded as an expense during the first quarter of 2007.
     The aggregate impact of the additional compensation expense, recorded as general and administrative expense, related to the new measurement dates was $51.6 million on a pre-tax basis, $38.3 million net of tax, or $.13 per diluted share, which was recorded as a non-cash charge during the fourth quarter of 2006.
     The Company has determined that no restatement of its historical financial statements is necessary, because the effects of the revised measurement dates for the awards granted would not be material in any fiscal year. If a stock-based compensation charge had been taken as a result of the revised measurement dates, the net income of the Company for fiscal years 1991 through 2006 would have been reduced by $38.3 million in total. There would be no impact on revenue or cash flow from operations as a result of using the revised measurement dates. The impact on net income in individual fiscal years would have been as follows: fiscal 1991 ($.7 million); fiscal 1992 ($1.0 million); fiscal 1993 ($1.0 million); fiscal 1994 ($1.0 million); fiscal 1995 ($.3 million); fiscal 1996 ($2.1 million); fiscal 1997 (period ending September 30) ($9.5 million); fiscal 1997 (three-month period ending December 31) ($.3 million); fiscal 1998 ($1.4 million); fiscal 1999 ($1.9 million); fiscal 2000 ($2.7 million); fiscal 2001 ($2.0 million); fiscal 2002 ($4.0 million); fiscal 2003 ($3.8 million); fiscal 2004 ($2.9 million); fiscal 2005 ($3.0 million); and fiscal 2006 ($.7 million).
     As a result of adopting SFAS 123-R on January 1, 2006, Nabors’ income before income taxes and net income for the year ended December 31, 2006, were $16.6 million and $12.4 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share were $.04 and $.05 lower, respectively, for the year ended December 31, 2006, as a result of adopting SFAS 123-R.
     Compensation expense related to awards of restricted stock was recognized before the adoption of SFAS 123-R. Compensation expense for restricted stock totaled $11.8 million and $4.8 million for the years ended December 31, 2006 and 2005, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income. Total stock-based compensation expense, which includes both stock options and restricted stock totaled $79.9 million for the year ended December 31, 2006. Stock-based compensation expense has been allocated to our various operating segments (Note 18).
     Prior to adoption of SFAS 123-R, Nabors presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123-R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual tax benefit realized from options exercised during the year ended December 31, 2006 was $5.2 million.
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

Prior Period Pro Forma Presentation
     Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123-R. The following pro forma information, as required by SFAS No. 148 “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” is presented for comparative purposes and illustrates the effect on our net income and earnings per share as if we had applied the provisions of SFAS 123-R effective January 1, 2005:

	Year Ended December 31,
	2005	2004
(In thousands, except per share amounts)

Net income, as reported	$648,695	$302,457
Add: Stock-based compensation expense, relating to restricted stock awards, included in reported net income, net of related tax effects	3,635	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(72,281)	(22,530)

Pro forma net income-basic	580,049	279,927
Add: Interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax	—	12,438

Adjusted pro forma net income-diluted	$580,049	$292,365

Earnings per share:
Basic—as reported	$2.08	$1.02
Basic—pro forma	$1.86	$.94

Diluted—as reported	$2.00	$.96
Diluted—pro forma	$1.79	$.89
Stock Option Plans
     As of December 31, 2006, we have several stock option plans under which options to purchase Nabors common shares may be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives, options granted under the plans are subject to accelerated vesting related to targeted common share prices, or may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 9.9 million and 11.8 million Nabors common shares remained available for grant as of December 31, 2006 and 2005, respectively. Of the common shares available for grant as of December 31, 2006, approximately 8.9 million of these shares are also available for issuance in the form of restricted shares.
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

     We also consider an estimated forfeiture rate for these option awards, and we only recognize compensation cost for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years. The forfeiture rate is based on historical experience. Estimated forfeitures have been adjusted to reflect actual forfeitures during 2006.
     There were no stock options granted, and as a result, no fair value determinations were made during the year ended December 31, 2006. For stock options granted during the years ended December 31, 2005 and 2004, respectively, the following weighted average assumptions were utilized: risk-free interest rates of 4.13% and 2.49%; volatility of 29.50% and 31.00%; dividend yield of 0.0% for both periods; and expected life of 3.4 years and 4.0 years. Stock option transactions under the Company’s various stock-based employee compensation plans are presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
(In thousands, except exercise price)
Options outstanding as of December 31, 2005	38,559	$21.87
Granted	—	—
Exercised	(1,226)	20.95
Forfeited	(161)	22.53

Options outstanding as of December 31, 2006	37,172	21.89	4.94 years	$318,928

Options exercisable as of December 31, 2006	34,302	21.85	4.76 years	$297,665

     Of the options outstanding, 34.3 million, 31.5 million and 38.0 million were exercisable at weighted average exercise prices of $21.85, $22.03 and $14.53, as of December 31, 2006, 2005 and 2004, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2005 and 2004 was $9.21, and $6.72, respectively. There were no options granted during the year ended December 31, 2006.
     A summary of our nonvested stock options as of December 31, 2006, and the changes during the year then ended is presented below:

		Weighted Average
		Grant-Date Fair
Nonvested Stock Options	Outstanding	Value
(In thousands, except fair values)
Nonvested as of December 31, 2005	7,051	$7.17
Granted	—	—
Vested	(4,056)	7.32
Forfeited	(125)	7.10

Nonvested as of December 31, 2006	2,870	$6.95

     The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $17.8 million, $336.1 million and $72.4 million, respectively. The total fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $30.1 million, $102.9 million and $27.0 million, respectively.
     As of December 31, 2006, there was $6.9 million of total future compensation cost related to nonvested options. That cost is expected to be recognized over a weighted-average period of less than one year. We expect substantially all of the nonvested options to vest.
Restricted Stock and Restricted Stock Units
     Our stock compensation plans allow grants of restricted stock. Restricted stock is issued on the grant date, but is restricted as to transferability. Restricted stock vests in varying periodic installments ranging from 3 to 4 years.

     A summary of our restricted stock as of December 31, 2006, and the changes during the year ended is presented below:

		Weighted Average
		Grant-Date Fair
Restricted Stock	Outstanding	Value
(In thousands, except fair values)
Nonvested as of December 31, 2005	710	$28.86
Granted	764	32.92
Vested	(142)	28.71
Forfeited	(58)	30.57

Nonvested as of December 31, 2006	1,274	$31.14

     The fair value of restricted stock vested during the year ended December 31, 2006 is $4.8 million. There was not any restricted stock that vested during the year ended December 31, 2005. See Note 11.
     As of December 31, 2006, there was $26.1 million of total future compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.2 years. We expect substantially all of the nonvested restricted stock awards to vest.
During February 2007, the Company awarded 699,637 and 464,085 shares of restricted stock to its Chairman and Chief Executive Officer; and its Deputy Chairman, President and Chief Operating Officer, respectively. These awards had an aggregate value at the date of grant of $35.2 million and vest over a period of three years.
4. ACQUISITIONS
     On January 3, 2006, we completed an acquisition of 1183011 Alberta Ltd., a wholly-owned subsidiary of Airborne Energy Solutions Ltd., through the purchase of all common shares outstanding for cash for a total purchase price of Cdn. $41.7 million (U.S. $35.8 million). In addition, we assumed debt, net of working capital, totaling approximately Cdn. $10.0 million (U.S. $8.6 million). Nabors Blue Sky Ltd. (formerly 1183011 Alberta Ltd.) owns 42 helicopters and fixed-wing aircraft and owns and operates a fleet of heliportable well-service equipment. The purchase price has been allocated based on final valuations of the fair value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $18.8 million.
     On May 31, 2006, we completed an acquisition of Pragma Drilling Equipment Ltd.’s business, which manufactures catwalks, iron roughnecks and other related oilfield equipment, through an asset purchase consisting primarily of intellectual property for a total purchase price of Cdn. $36.5 million (U.S. $33.1 million). Additional cash purchase consideration, up to a maximum of Cdn. $12 million (U.S. $10.3 million), will be due if certain specified financial performance targets are achieved over a one-year period commencing on June 30, 2006. The purchase price has been allocated based on preliminary estimates of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $2.1 million. The purchase price allocation is subject to adjustments as additional information becomes available and will be finalized by March 31, 2007. Any contingent consideration payable in the future will be recorded as goodwill.
5. CASH AND CASH EQUIVALENTS AND INVESTMENTS
     Certain information related to our cash and cash equivalents and investments in marketable securities follows:

	December 31,
	2006			2005
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
(In thousands)	Value	Gains	Losses	Value	Gains	Losses
Cash and cash equivalents	$700,549	$—	$—	$565,001	$—	$—

Available-for-sale marketable equity securities	117,220	38,197	(1,740)	99,216	21,912	(642)

Marketable debt securities:
Commercial paper and CDs	16,778	—	(6)	269,053	—	(24)
Corporate debt securities	131,079	154	—	276,755	—	(414)
Government agencies debt securities	61,318	106	—	47,139	—	(290)
Mortgage-backed debt securities	1,373	5	—	—	—	—
Mortgage-CMO debt securities	49,629	19	—	5,081	—	(43)
Asset-backed debt securities	62,070	—	(9)	161,280	—	(89)

Total marketable debt securities	$322,247	$284	$(15)	$759,308	$—	$(860)

     Our cash and cash equivalents, short-term and long-term investments consist of the following:

	December 31,
(In thousands)	2006	2005
Cash and cash equivalents	$700,549	$565,001
Short-term investments:
Available-for-sale marketable equity securities	117,220	99,216
Marketable debt securities	322,247	759,308
Non-marketable securities	—	—

Total short-term investments	439,467	858,524
Long-term investments in non-marketable securities	513,269	222,802

Total cash and cash equivalents and investments	$1,653,285	$1,646,327

     The estimated fair values of our corporate, U.S. Government, Government agencies, mortgage-backed, mortgage-CMO and asset-backed debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the maturity date (Note 2).

Estimated
Fair Value
(In thousands)	2006
Marketable debt securities:
Due in one year or less	$143,782
Due after one year through five years	178,465

$322,247

     Certain information regarding our marketable debt and equity securities is presented below:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Available-for-sale:
Proceeds from sales and maturities	$1,324,882	$688,275	$838,816
Realized gains, net of realized losses	3,073	16,524	13,943
6. PROPERTY, PLANT AND EQUIPMENT
     The major components of our property, plant and equipment are as follows:

	December 31,
(In thousands)	2006	2005
Land	$29,065	$22,413
Buildings	74,048	40,271
Drilling, workover and well-servicing rigs, and related equipment	5,749,260	4,565,792
Marine transportation and supply vessels	156,593	152,167
Oilfield hauling and mobile equipment	383,387	237,303
Other machinery and equipment	71,095	36,323
Oil and gas properties	344,423	195,146
Construction in process (1)	625,719	332,779

	7,433,590	5,582,194

Less: accumulated depreciation and amortization	(1,868,075)	(1,578,506)
accumulated depletion on oil and gas properties	(155,414)	(116,764)

	$5,410,101	$3,886,924

(1)	Relates to amounts capitalized for new or substantially new drilling, workover and well-servicing rigs that were under construction and had not yet been placed in service as of December 31, 2006 or 2005.
     Repair and maintenance expense included in direct costs in our consolidated statements of income totaled $410.6 million, $327.5 million and $253.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Interest costs of $9.5 million, $4.2 million and $1.9 million were capitalized during the years ended December 31, 2006, 2005 and 2004, respectively.
7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Our principal operations accounted for using the equity method include a construction operation (50% ownership) and a logistics operation (50% ownership) in Alaska, and drilling and workover operations located in Saudi Arabia (50% ownership). These unconsolidated affiliates are integral to our operations in those locations. See Note 13 for a discussion of transactions with these related parties.
     Combined condensed financial data for investments in unconsolidated affiliates accounted for using the equity method of accounting is summarized as follows:

	December 31,
(In thousands)	2006	2005
Current assets	$154,136	$105,073
Long-term assets	182,310	155,104
Current liabilities	91,815	67,954
Long-term liabilities	49,340	40,201

	Year Ended December 31,
(In thousands)	2006	2005	2004
Gross revenues	$486,347	$346,127	$256,303
Gross margin	85,700	46,722	33,911
Net income	45,123	16,119	14,184
Nabors’ earnings from unconsolidated affiliates	20,545	5,671	4,057
     The financial data presented above as of and for the years ended December 31, 2006 and 2005 does not include Sea Mar Management LLC, as this entity was consolidated beginning in 2004 under the requirements of FIN 46R.
     Cumulative undistributed earnings of our unconsolidated affiliates included in our retained earnings as of December 31, 2006 and 2005 totaled approximately $64.7 million and $46.6 million, respectively.
8. FINANCIAL INSTRUMENTS AND RISK CONCENTRATION
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
Interest Rate and Marketable and Non-marketable Security Price Risk
     Our financial instruments that are potentially sensitive to changes in interest rates include our $2.75 billion, 0.94% senior exchangeable notes, our $82.8 million zero coupon convertible senior debentures (93% of which were put to us on February 6, 2006), our $700 million zero coupon senior exchangeable notes, our 4.875% and 5.375% senior notes, our range cap and floor derivative instrument, our investments in debt securities (including corporate, asset-backed, U.S. Government, Government agencies, foreign government, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages), which are classified as non-marketable securities.
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
     Our $700 million zero coupon senior exchangeable notes include a contingent interest provision, discussed in Note 8 below, which qualifies as an embedded derivative. This embedded derivative is separated from the notes and valued at its fair value at the inception of the note indenture. Any subsequent change in fair value of this embedded derivative would be recorded in our consolidated statements of income. The fair value of the contingent interest provision at inception of the note indenture was nominal. In addition, there was no significant change in the fair value of this embedded derivative through December 31, 2006, resulting in no impact on our consolidated statements of income for the year ended December 31, 2006.
     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment, and any change in the cumulative fair value of this transaction will be reflected as a gain or loss in our consolidated statements of income. In June 2004 we unwound $100 million of the $200 million range cap and floor derivative instrument. During the fourth quarter of 2005, we unwound the interest rate swap resulting in a loss of $2.7 million, which has been deferred and will be recognized as an increase to interest expense over the remaining life of our 5.375% senior notes due 2012. During the years ended December 31, 2005 and 2004, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $2.7 million and $6.5 million, respectively, which served to reduce interest expense.
     The fair value of our range cap and floor transaction is recorded as a derivative asset, included in other long-term assets, and totaled approximately $2.3 million and $1.5 million as of December 31, 2006 and 2005, respectively. We recorded gains of approximately $1.4 million, $1.1 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, related to this derivative instrument; such amounts are included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income.
Fair Value of Financial Instruments
     The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

	December 31,
	2006				2005
(In thousands)	Carrying Value		Fair Value		Carrying Value	Fair Value
$2.75 billion, 0.94% senior exchangeable notes due May 2011	$2,750,000		$2,628,725		$—	$—
$700 million zero coupon senior exchangeable notes due June 2023	700,000		730,380		700,000	826,700
5.375% senior notes due August 2012	271,470	(1)	270,545	(1)	270,844	278,285
4.875% senior notes due August 2009	224,296		221,749		224,030	224,730
$82.8 million zero coupon convertible senior debentures due February 2021	58,308		50,354		824,789	822,497

	$4,004,074		$3,901,753		$2,019,663	$2,152,212

(1)	The amount presented as of December 31, 2006 includes $2.3 million related to the unamortized loss on the interest rate swap executed on October 21, 2002 and unwound during the fourth quarter of 2005.
     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.
     We maintain an investment portfolio of short-term and long-term investments that exposes us to price risk (Note 5). The short-term investments are carried at fair market value and include $439.5 million and $858.5 million in securities classified as available-for-sale as of December 31, 2006 and 2005, respectively. Certain of our long-term investments are also carried at fair value (Note 2). The fair value of our long-term investments totaled $513.3 million and $235.6 million as of December 31, 2006 and 2005, respectively. We had no investments classified as trading as of December 31, 2006 and 2005.
9. DEBT
     Long-term debt consists of the following:

	December 31,
(In thousands)	2006	2005
$2.75 billion, 0.94% senior exchangeable notes due May 2011	$2,750,000	$—
$700 million zero coupon senior exchangeable notes due June 2023	700,000	700,000
5.375% senior notes due August 2012 (1) (2)	271,470	270,844
4.875% senior notes due August 2009 (1)	224,296	224,030
$82.8 million zero coupon convertible senior debentures due February 2021 (1)	58,308	824,789

	4,004,074	2,019,663
Less: current portion	—	767,912

	$4,004,074	$1,251,751

(1)	The carrying amount of our 4.875% and 5.375% senior notes, and our $82.8 million zero coupon convertible senior debentures as of December 31, 2005, included in the table above, are net of unamortized discounts of approximately $0.7 million, $1.3 million and $24.5 million, respectively.

(2)	The amount presented for the year ended December 31, 2006 includes $2.3 million related to the unamortized loss on the interest rate swap executed on October 21, 2002 and unwound during the fourth quarter of 2005 (Note 8). The amount presented for the year ended December 31, 2005 includes $2.7 million related to the unamortized loss on the interest rate swap.

     As of December 31, 2006, the maturities of our long-term debt for each of the five years after 2006 and thereafter are as follows:

	Assuming Zero Coupon
	Convertible Debentures are
	Paid at		Paid at First
(In thousands)	Maturity		Put Date
2007	$—		$—
2008	—		700,000	(1)
2009	225,000		225,000
2010	—		—
2011	2,750,000	(2)	2,814,557	(3)
Thereafter	1,057,765	(4)	275,000

	$4,032,765		$4,014,557

(1)	Represents our $700 million zero coupon senior exchangeable notes due 2023 which can be put to us on June 15, 2008.

(2)	Represents our $2.75 billion 0.94% senior exchangeable notes due 2011.

(3)	Represents our $2.75 billion 0.94% senior exchangeable notes due 2011 and the remainder of our $82.8 million zero coupon convertible senior debentures due 2021, which can be put back to us on February 5, 2011.

(4)	Includes our $82.8 million zero coupon convertible senior debentures due 2021, $700 million of our zero coupon senior exchangeable notes due 2023, and $275 million of our senior notes due 2012.
$2.75 billion Senior Exchangeable Notes Due May 2011
     On May 23, 2006, Nabors Industries, Inc. (“Nabors Delaware”), our wholly-owned subsidiary, completed a private placement of $2.5 billion aggregate principal amount of 0.94% senior exchangeable notes due 2011 that are fully and unconditionally guaranteed by us. On June 8, 2006, the initial purchasers exercised their option to purchase an additional $250 million of the 0.94% senior exchangeable notes due 2011, increasing the aggregate issuance of such notes to $2.75 billion. Nabors Delaware sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The notes were reoffered by the initial purchasers of the notes to qualified institutional buyers under Rule 144A of the Securities Act. Nabors and Nabors Delaware filed a registration statement on Form S-3 pursuant to the Securities Act with respect to resale of the notes and shares received in exchange for the notes on August 21, 2006. The notes bear interest at a rate of 0.94% per year payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2006. Debt issuance costs of $28.7 million were capitalized in connection with the issuance of the notes in other long-term assets in our consolidated balance sheet and are being amortized through May 2011.
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
     The notes are exchangeable at the option of the holders into the equivalent value of 28.5306 common shares of Nabors per $1,000 principal amount of notes (subject to adjustment for certain events) if any of the following circumstances occur: (1) if in any calendar quarter beginning after the quarter ending September 30, 2003, the closing sale price per share of Nabors’ common shares for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter is greater than or equal to 120%, or with respect to all calendar quarters beginning on or after July 1, 2008, 110%, of the applicable exchange price per share of the Nabors’ common shares on such last trading day (the initial exchange price per share is $35.05 and is subject to adjustment for certain events detailed in the note indenture; 120% of this initial price per share is $42.06 and 110% of this initial price per share is $38.56), (2) subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such ten trading day period was less than 95% of the product of the closing sale price of

Nabors’ common shares and the exchange rate of such note, (3) if Nabors Delaware calls the notes for redemption, or (4) upon the occurrence of specified corporate transactions described in the note indenture. See the discussion below related to the method of settlement required upon exchange of these notes. The $700 million notes can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018, for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any.
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
     In December 2004, we concluded an offer to exchange Series B of our $700 million zero coupon senior exchangeable notes due 2023 for our existing $700 million zero coupon senior exchangeable notes. This exchange of shares removed the obligation under these notes where we would be required to issue shares upon conversion when we are in default under the indenture related to the notes. Series B of our $700 million zero coupon senior exchangeable notes have substantially similar terms to our existing $700 million zero coupon senior exchangeable notes as supplemented, except that, in addition to the elimination of the default language discussed above, the Series B exchanged notes contain additional anti-dilution protection for cash dividends and tender or exchange offers for our common shares at above-market prices, and provide for payment of a make-whole premium in certain circumstances upon exchange in connection with certain fundamental changes involving Nabors. The exchange resulted in an aggregate principal amount of $699.9 million of Series B of our $700 million zero coupon senior exchangeable notes being issued to those holders of the original series of $700 million zero coupon senior exchangeable notes, leaving $.1 million of the original series of notes outstanding as of December 31, 2006.
$82.8 million Zero Coupon Convertible Senior Debentures Due February 2021
     On February 6, 2006, we redeemed 93% of our $1.2 billion zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million; an amount equal to the issue price of $679.9 million plus accrued original issue discount of $89.9 million to the date of repurchase (resulting in a remaining outstanding balance for our zero coupon senior convertible debentures of approximately $82.8 million as of December 31, 2006). We treat the redemption price, including accrued original discount, on our convertible debt instruments as a financing activity for purposes of reporting cash flows in our consolidated statements of cash flows.
     The original principal amount of these debentures upon issuance was $1.381 billion, of which $180.8 million had been redeemed prior to 2005. The original issue price of these debentures is $608.41 per $1,000 principal amount at maturity. The yield to maturity is 2.5% compounded semi-annually with no periodic cash payments of interest. At the holder’s option, the remaining debentures may be put to us on February 5, 2011. Additionally, at the holder’s option, the remaining debentures may be converted, at any time prior to maturity or their earlier redemption, into the equivalent value of 14.149 common shares per $1,000 principal amount at maturity. The conversion rate is subject to adjustment under formulae set forth in the indenture in certain events, including: (1) the issuance of Nabors’ common shares as a dividend or distribution of common shares; (2) certain subdivisions and combinations of the common shares; (3) the issuance to all holders of common shares of certain rights or warrants to purchase common shares; (4) the distribution of common shares, other than Nabors’ common shares to Nabors’ shareholders, or evidences of Nabors’ indebtedness or of assets; and (5) distribution consisting of cash, excluding any quarterly cash dividend on the common shares to the extent that the aggregate cash dividend per common share in any quarter does not exceed certain amounts. See the discussion below related to the method of settlement required upon conversion of these debentures.

     In October 2004 we executed a supplemental indenture (similar to the supplemental indenture for our $700 million zero coupon senior exchangeable notes discussed above) relating to our $82.8 million zero coupon convertible senior debentures providing that upon a conversion of these convertible debt instruments, we would in all circumstances, except when we are in default under the indenture, elect to pay holders of these debt instruments, in lieu of common shares, cash up to the principal amount of the instruments and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the instruments required to be paid pursuant to the terms of the indenture. Additionally, the supplemental indenture provided that if the instruments were put to us at various dates commencing February 5, 2006, we will in all circumstances elect to pay holders of these debt instruments cash upon such repurchase.
     Because 93% of our $82.8 million zero coupon convertible senior debentures were put to us on February 6, 2006, the outstanding principal amount of those debentures of $767.9 million was included in current liabilities in our balance sheet as of December 31, 2005.
6.8% Senior Notes Due April 2004
     On April 15, 2004, we made a payment of $305.3 million upon maturity of our 6.8% senior notes, representing principal of $295.3 million and accrued interest of $10.0 million.
Other Debt Transactions
     On May 23, 2006, Nabors International Management Ltd. (“NIML”), a direct wholly-owned subsidiary of Nabors borrowed from affiliates of the initial purchasers of the $2.75 billion senior exchangeable notes, $650 million pursuant to a 90-day senior unsecured loan. The proceeds of the loan were used to purchase 18.4 million of Nabors’ common shares, which are held in treasury. The unsecured loan was paid in full on June 30, 2006.
Short-Term Borrowings
     We have three letter of credit facilities with various banks as of December 31, 2006. We did not have any short-term borrowings outstanding at December 31, 2006 and 2005. Availability and borrowings under our credit facilities are as follows:

	December 31,
(In thousands)	2006	2005
Credit available	$147,545	$125,113
Letters of credit outstanding	(108,580)	(85,248)

Remaining availability	$38,965	$39,865

10. INCOME TAXES
     Income before income taxes was comprised of the following:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Domestic and foreign summary:
United States	$972,278	$428,454	$25,709
Foreign	498,641	445,496	310,129

Income before income taxes	$1,470,919	$873,950	$335,838

     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. We are a Bermuda-exempt company. Bermuda does not impose corporate income taxes. Our U.S. subsidiaries are subject to a U.S. federal tax rate of 35%.
     Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Current:
U.S. federal	$165,599	$5,957	$4,955
Foreign	50,335	23,755	15,868
State	15,926	805	44

	231,860	30,517	20,867

Deferred:
U.S. federal	194,219	139,030	(20,300)
Foreign	8,845	47,568	32,471
State	15,259	8,140	343

	218,323	194,738	12,514

Income tax expense	$450,183	$225,255	$33,381

     Nabors is not subject to tax in Bermuda. A reconciliation of the differences between taxes on income before income taxes computed at the appropriate statutory rate and our reported provision for income taxes follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Income tax provision at statutory rate (Bermuda rate of 0%)	$—	$—	$—
Taxes on U.S. and foreign earnings (losses) at greater than the Bermuda rate	399,656	216,395	32,528
Increase in valuation allowance	4,574	3,058	2,805
Effect of change in tax rate (Canada)	(21,382)	(12)	(2,204)
Stock redemption withholding	36,150	—	—
State income taxes	31,185	5,814	252

Income tax expense	$450,183	$225,255	$33,381

Effective tax rate	31%	26%	10%

     In 2006, 2005 and 2004 we provided a valuation allowance against net operating loss (“NOL”) carryforwards in various foreign tax jurisdictions based on our consideration of existing temporary differences and expected future earnings levels in those jurisdictions. Our effective tax rate for 2006 was increased as a result of a $36.2 million current tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’ subsidiary and decreased by an approximate $20.5 million deferred tax benefit recorded as a result of changes in Canadian laws that incrementally reduce statutory tax rates for both federal and provincial taxes over the next four years. Our effective tax rate for 2004 was positively impacted by the release of certain tax reserves, which were determined to no longer be necessary, resulting in a reduction in deferred income tax expense (non-cash) totaling approximately $16.0 million ($.10 per diluted share).
     The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$60,221	$190,967
Tax credit carryforwards	—	11,467
Accrued expenses not currently deductible for tax and other	13,479	54,125
Less: Valuation allowance	(22,140)	(17,566)

Deferred tax assets, net of valuation allowance	51,560	238,993

	December 31,
(In thousands)	2006	2005
Deferred tax liabilities:
Exchangeable note hedge	215,914	—
Depreciation and depletion for tax in excess of book expense	(652,326)	(714,359)
Tax deductible items not expensed for book purposes	(159,353)	(40,532)
Unrealized gain on marketable securities	(2,186)	(1,551)

Total deferred tax liabilities	(597,951)	(756,442)

Net deferred tax liabilities	(546,391)	(517,449)
Less: net current asset portion	38,081	199,196

Net long-term deferred tax liability	$(584,472)	$(716,645)

     For U.S. federal income tax purposes, we have NOL carryforwards of approximately $56.2 million that, if not utilized, will expire at various times from 2017 to 2018. The NOL carryforwards for alternative minimum tax purposes are approximately $26.3 million. Additionally, we have foreign NOL carryforwards of approximately $151.0 million that, if not utilized, will expire at various times from 2007 to 2016.
     The NOL carryforwards by year of expiration:

(In thousands)
Year ended December 31,	Total	U.S. Federal	Foreign
2007	6,712		6,712
2008	4,911	—	4,911
2009	15,195	—	15,195
2010	21,258	—	21,258
2011	3,034	—	3,034
2012	3,205	—	3,205
2013	—	—	—
2014	10,849	—	10,849
2015	17,869	—	17,869
2016	6,895	—	6,895
2017	38,463	38,463	—
2018	17,722	17,722	—
Subtotal: expiring NOLs	146,113	56,185	89,928

Non-expiring NOLs	61,075	—	61,075

Total	$207,188	$56,185	$151,003

     In addition, for state income tax purposes, we have net operating loss carryforwards of approximately $158.7 million that, if not utilized, will expire at various times from 2007 to 2026.
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
     In October 2004 the U.S. Congress passed and the President signed into law the American Jobs Creation Act of 2004 (“the Act”). The Act did not impact the corporate reorganization completed by Nabors effective June 24, 2002, that made us a foreign entity. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by Nabors.
11. COMMON SHARES

Common Shares
     The authorized share capital of Nabors consists of 800 million common shares, par value $.001 per share, and 25 million preferred shares, par value $.001 per share. Common shares issued were 299,332,578 and 315,393,236 at $.001 par value as of December 31, 2006 and 2005, respectively.
     During 2006 and 2005, we repurchased and retired 17.9 million and 3.6 million of our common shares, respectively, in the open market for $627.4 million and $99.5 million, respectively
     During 2006 and 2005 the Compensation Committee of our Board of Directors granted restricted stock awards to certain of our executive officers, other key employees, and independent directors. In conjunction with these grants, we awarded 764,024 and 735,242 restricted shares at an average market price of $32.92 and $28.86 to these individuals for 2006 and 2005, respectively. See Note 3 for a summary of our restricted stock as of December 31, 2006.
     During 2006, 2005 and 2004, our employees exercised options to acquire 1,226,000, 18,396,000, and 6,090,000 of our common shares, respectively.
     In conjunction with our acquisition of Ryan in October 2002 and our acquisition of Enserco in April 2002, we issued 760,528 and 7,098,164 exchangeable shares of Nabors Exchangeco (Canada) Inc., an indirectly wholly-owned Canadian subsidiary of Nabors, respectively, of which 438,986 and 5,277,052 exchangeable shares were immediately exchanged for our common shares, respectively. Through December 31, 2003, an additional 1,386,142 exchangeable shares were exchanged for our common shares and during 2006, 2005 and 2004, respectively, an additional 44,874, 220,350 and 319,738 exchangeable shares were exchanged for our common shares, leaving a total of 171,550 exchangeable shares outstanding as of December 31, 2006.
     The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis. The exchangeable shares are included in capital in excess of par value.
12. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
Pension Plans
     In conjunction with our acquisition of Pool Energy Services Co. in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan. Benefits under the plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998.
     We adopted SFAS No. 158 as of December 31, 2006. The adoption did not have a material impact on our consolidated results of operations, financial condition or the disclosures herein.
     Summarized information on the Pool pension plan is as follows:

	Pension Benefits
(In thousands)	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$17,016	$15,750
Interest cost	989	943
Actuarial (gain) loss	(236)	805
Benefit payments	(472)	(482)

Benefit obligation at end of year (1)	$17,297	$17,016

Change in plan assets:
Fair value of plan assets at beginning of year	$11,953	$11,112
Actual return on plan assets	1,132	296
Employer contribution	1,340	1,027
Benefit payments	(472)	(482)

Fair value of plan assets at end of year	$13,953	$11,953

Funded status:

Funded status at end of year	$(3,344)	$(5,063)

	Pension Benefits
(In thousands)	2006	2005

Amounts recognized in consolidated balance sheets:

Other long-term liabilities	$(3,344)	$(5,063)

Components of net periodic benefit cost (recognized in our consolidated statements of income):
Interest cost	$989	$943
Expected return on plan assets	(806)	(742)
Recognized net actuarial loss	301	200

Net periodic benefit cost	$484	$401

Weighted average assumptions:
Weighted average discount rate	6.00%	5.75%
Expected long-term rate of return on plan assets	6.50%	6.50%

(1)	As of December 31, 2006 and 2005, the accumulated benefit obligation is the same as the projected benefit obligation.
     For the years ended December 31, 2006, 2005 and 2004, the net actuarial loss amounts included in accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity were approximately $3.9 million, $4.8 million and $3.7 million, respectively. There were no other components, such as prior service costs or transition obligations relating to pension costs recorded within accumulated other comprehensive income (loss) during 2006, 2005 and 2004.
     The amount included in accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity that is expected to be recognized as a component of net periodic benefit cost during 2007 is approximately $.2 million.
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
     The measurement date used to determine pension measurements for the plan is December 31.
     Our weighted-average asset allocations as of December 31, 2006 and 2005, by asset category are as follows:

	Pension Benefits
	2006	2005
Equity securities	55%	57%
Debt securities	45%	41%
Other	—	2%

Total	100%	100%

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

     We expect to contribute approximately $1.0 million to the Pool pension plan in 2007. This is based on the sum of (1) the minimum contribution for the 2006 plan year that will be made in 2007 and (2) the estimated minimum required quarterly contributions for the 2007 plan year. We made contributions to the Pool pension plan in 2006 and 2005 totaling $1.3 million and $1.0 million, respectively.
     As of December 31, 2006, we expect that benefits to be paid in each of the next five fiscal years after 2006 and in the aggregate for the five fiscal years thereafter will be as follows:

(In thousands)
2007	$505
2008	556
2009	599
2010	636
2011	701
2012 — 2016	4,929
     Certain of Nabors’ employees are covered by defined contribution plans. Our contributions to the plans are based on employee contributions and totaled $12.0 million and $9.0 million for the years ended December 31, 2006 and 2005, respectively. Nabors does not provide postemployment benefits to its employees.
Postretirement Benefits Other Than Pensions
     Prior to the date of our acquisition, Pool provided certain postretirement healthcare and life insurance benefits to eligible retirees who had attained specific age and years of service requirements. Nabors terminated this plan at the date of acquisition (November 24, 1999). A liability of approximately $.2 million and $.3 million is recorded in our consolidated balance sheets as of December 31, 2006 and 2005, respectively, to cover the estimated costs of beneficiaries covered by the plan at the date of acquisition.
13. RELATED PARTY TRANSACTIONS
     Pursuant to his employment agreement entered into in October 1996, we provided an unsecured, non-interest bearing loan of approximately $2.9 million to Nabors’ Deputy Chairman, President and Chief Operating Officer. The loan was repaid to the Company on October 8, 2006.
     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $11.2 million related to these policies. The cash surrender value of these policies of approximately $10.3 million and $10.1 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2006 and 2005, respectively.
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
     In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our Alaskan and Saudi Arabian unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $99.2 million, $82.3 million and $63.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Expenses from business transactions with these affiliated entities totaled $4.7 million, $4.0 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, we had accounts receivable from these affiliated entities of $41.2 million and $33.1 million as of December 31, 2006 and 2005, respectively. We had accounts payable to these affiliated entities of $0.3 million and $2.2 million as of December 31, 2006 and 2005, respectively, and long-term payables with these affiliated entities of $6.6 million and $5.8 million as of December 31, 2006 and 2005, respectively, which is included in other long-term liabilities.
     Additionally, we own certain marine vessels that are chartered under a bareboat charter arrangement to Sea Mar Management LLC, an entity in which we own a 25% interest. Under the requirements of FIN 46R, this entity was consolidated by Nabors beginning in 2004.
     During the fourth quarter of 2006, the Company entered into a transaction with Shona Energy Company, LLC (“Shona”), a company in which Mr. Payne, an outside director of the Company, is the Chairman and Chief Executive Officer. Pursuant to the transaction, a subsidiary of the Company acquired and holds a minority interest of less than 20% of the issued and outstanding common shares of Shona in exchange for certain rights derived from an oil and gas concession held by that subsidiary.
14. COMMITMENTS AND CONTINGENCIES
Commitments
Operating Leases
     Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2006, are as follows:

(In thousands)
2007	$10,324
2008	8,867
2009	4,287
2010	3,486
2011	2,891
Thereafter	2,008

$31,863

     The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $21.6 million, $20.1 million and $19.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Employment Contracts
     We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2006 are as follows:

(In thousands)
2007	$2,598
2008	2,407
2009	2,320
2010	1,693
2011 and thereafter	—

$9,018

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
     In addition to a base salary, the employment agreements provide for annual cash bonuses in an amount equal to 6% and 2%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. (Mr. Isenberg’s cash bonus formula originally was set at 10% in excess of a 10% return on shareholders’ equity and he has voluntarily reduced it over time to its 6% in excess of 15% level.) Mr. Petrello’s bonus is subject to a minimum of $700,000 per year. In 16 of the last 17 years, Mr. Isenberg has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package. Mr. Petrello has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package in 13 of the last 16 years.
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
     For 2006, the annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formula described in their employment agreements were $43.2 million and $28.7 million, respectively. In light of their overall compensation package including significant restricted stock awards (see Note 3), they agreed to accept cash bonuses in the amount of $22.0 million and $14.6 million, respectively.
     Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives; and may receive special bonuses from time to time as determined by the Board.
     Termination in the event of death, disability, or termination without cause. In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years prior to termination, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at December 31, 2006, Mr. Isenberg would have been entitled to a payment of approximately $329 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $264 million. Similarly, with respect to Mr. Petrello, had these provisions applied at December 31, 2006, Mr. Petrello would have been entitled to a payment of approximately $112 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $103 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of December 31, 2006, the value of unvested restricted stock was approximately $9.9 million and the value of in-the-money unvested stock options was approximately $4.3 million. For Mr. Petrello, as of December 31, 2006, the value of unvested restricted stock was approximately $5.0 million and the value of in-the-money unvested stock options was approximately $2.2 million. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.
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
     Termination in the event of a Change in Control. In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on December 31, 2006, then the payments to Messrs. Isenberg and Petrello would be approximately $329 million and $112 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of December 31, 2006, the value of unvested restricted stock was approximately $9.9 million and the value of in-the-money unvested stock options was approximately $4.3 million. For Mr. Petrello, as of December 31, 2006, the value of unvested restricted stock was approximately $5.0 million and the value of in-the-money unvested stock options was approximately $2.2 million. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for five years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at December 31, 2006, Mr. Isenberg would have received 3,366,666 options valued at approximately $36 million and Mr. Petrello would have received 1,683,332 options valued at approximately $18 million, in each case based upon a Black Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on December 31, 2006, and assuming that the excise tax were applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $146 million and $51 million, respectively.
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
New Joint Venture
     On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a new joint venture, NFR Energy LLC, to invest in oil and gas exploitation opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially will hold an equal interest in the new entity and has committed to fund its proportionate share of $1.0 billion in equity. NFR Energy LLC will pursue development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. NFR Energy LLC has not commenced operations and has not received funding as of December 31, 2006 by either party.
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
     On May 31, 2006, Nabors International Finance Inc. (“NIFI”), a wholly-owned U.S. subsidiary of Nabors, received from the U.S. Internal Revenue Service (the “IRS”) two Notices of Proposed Adjustment (“NOPA”) in connection with an audit of NIFI for tax years 2002 and 2003. One NOPA proposes to deny a deduction of $85.1 million in interest expense in our 2002 tax year relating to intercompany indebtedness incurred in connection with our inversion transaction in June 2002 whereby we were reorganized as a Bermuda company. The second NOPA proposes to deny a deduction of $207.6 million in the same item of interest expense in our 2003 tax year. On August 9, 2006, NIFI received a Revenue Agent Report, asserting the adjustments relating to the two NOPAs referred to above. On September 18, 2006, NIFI filed a protest with the IRS related to the two adjustments and we intend to contest the IRS position vigorously. We previously had obtained advice from our tax advisors that the deduction of such amounts was appropriate and more recently that the position of the IRS lacks merit. At the end of 2003 the Company paid off approximately one-half of the intercompany indebtedness incurred in connection with the inversion. It is likely that the IRS will propose the disallowance of these deductions upon audit of NIFI’s 2004, 2005 and 2006 tax years. We currently have not recorded any reserves for such proposed adjustments.

     On September 14, 2006, Nabors Drilling International Limited (“NDIL”), a wholly-owned Bermuda subsidiary of Nabors, received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny a depreciation expense deduction that relates to drilling rigs operating in Mexico in 2003, as well as a deduction for payments made to an affiliated company for the provision of labor services in Mexico. The amount assessed by the SAT is approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. Nabors has not recorded any reserves for the adjustments proposed by the SAT. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses in 2004, 2005 and 2006. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005 and 2006 tax years.
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
     In addition, we are subject to a $1.0 million deductible for all land rigs except for those located in Alaska, and a $5.0 million deductible for all our Alaska and offshore rigs with the exception of the Pool Arabia rigs, which are subject to a $2.5 million deductible. This applies to all kinds of risks of physical damage except for named windstorms in the U.S. Gulf of Mexico. The deductible for named windstorms in the U.S. Gulf of Mexico is $25.0 million per occurrence. Also, the maximum coverage for named windstorms in the U.S. Gulf of Mexico is $50.0 million in this policy year.
     Political risk insurance is procured for select operations in South America, Africa, the Middle East and Asia. Losses are subject to a $0.25 million deductible, except for Colombia, which is subject to a $0.5 million deductible. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.
     As of December 31, 2006 and 2005, our self-insurance accruals totaled $129.7 million and $116.7 million, respectively, and our related insurance recoveries/receivables were $7.5 million and $8.0 million, respectively.
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
     On February 6, 2007, a purported shareholder derivative action entitled Kenneth H. Karstedt v. Eugene M. Isenberg, et al was filed in the United States District Court for the Southern District of Texas against the Company’s officers and directors, and against the Company as a nominal defendant. The complaint alleges that stock options were priced retroactively and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks, among other things, payment by the defendants to the Company of damages allegedly suffered by it and disgorgement of profits. The ultimate outcome of this matter cannot be determined at this time. See Note 3 for further discussion relating to the stock option review performed by the Company.
     In a letter dated December 28, 2006, the SEC staff advised us that it had commenced an informal inquiry regarding our stock option grants and related practices, procedures and accounting. We are cooperating with this inquiry. A more detailed discussion of this matter is contained in Note 3. It is not possible at this early stage to predict the likely outcome of this inquiry or whether the SEC staff will take a position contrary to the Company’s position, but it is possible the ultimate result of the inquiry could have an adverse effect on us, our consolidated financial position, results of operations and cash flows.

Guarantees
     We enter into various agreements and obligations providing financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. We have also guaranteed payment of contingent consideration in conjunction with certain acquisitions in 2005 and 2006. Potential contingent consideration is based on future operating results of those businesses. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.
     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
(In thousands)	2007	2008	2009	Thereafter	Total

Financial standby letters of credit and other financial surety instruments	$102,356	$1,195	$100	$25	$103,676
Contingent consideration in acquisition	10,297	1,063	1,063	2,124	14,547

Total	$112,653	$2,258	$1,163	$2,149	$118,223

15.	EARNINGS PER SHARE
     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2006	2005	2004
Net income (numerator):
Net income — basic	$1,020,736	$648,695	$302,457
Add interest expense on assumed conversion of our zero coupon senior convertible/exchangeable debentures/notes, net of tax:
$2.75 billion due 2011 (1)	—	—	—
$82.8 million due 2021 (2)	—	—	12,438
$700 million due 2023 (3)	—	—	—

Adjusted net income — diluted	$1,020,736	$648,695	$314,895

Earnings per share:
Basic	$3.52	$2.08	$1.02
Diluted	$3.40	$2.00	$.96

Shares (denominator):
Weighted average number of shares outstanding — basic (4)	290,241	312,134	297,872
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	9,446	10,146	13,207
Assumed conversion of our zero coupon senior convertible/exchangeable debentures/notes:
$2.75 billion due 2011 (1)	—	—	—
$82.8 million due 2021 (2)	—	—	16,981
$700 million due 2023 (3)	140	2,098	—

Weighted average number of shares outstanding — diluted	299,827	324,378	328,060

(1)	Diluted earnings per share for the year ended December 31, 2006 does not include any incremental shares issuable upon the exchange of the $2.75 billion 0.94% senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $45.83 on the last trading day of the quarter, which did not occur during any period for the year ended December 31, 2006. The $2.75 billion notes were issued during the quarter ended June 30, 2006 and had no effect on prior year’s earnings per share calculation.

(2)	Diluted earnings per share for the year ended December 31, 2006 excludes approximately 1.2 million potentially dilutive shares initially issuable upon the conversion of the $82.8 million zero coupon convertible senior debentures. Diluted earnings per share for the year ended December 31, 2005 excludes approximately 17.0 million potentially dilutive shares initially issuable upon the conversion of these debentures. Such shares did not impact our calculation of dilutive earnings per share for those periods, as we are required to pay cash up to the principal amount of any debentures converted resulting from the issuance of a supplemental indenture relating to the debentures in October 2004. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $49. Diluted earnings per share for the year ended December 31, 2004 reflects the assumed conversion of our $82.8 million zero coupon convertible senior debentures, as the conversion in that year would have been dilutive.

(3)	Diluted earnings per share for the years ended December 31, 2006 and 2005 reflects the assumed conversion of our $700 million zero coupon senior exchangeable notes resulting in the inclusion of the incremental number of shares that we would be required to issue upon exchange of these notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $35.05 on the last trading day of the quarter. This was the case for the quarter ended March 31, 2006 and the three months ended December 31, 2005 and are therefore included in the weighted-average number of shares outstanding in our diluted earnings per share calculation for the years ended December 31, 2006 and 2005. Diluted earnings per share for the year ended December 31, 2004 does not include any incremental shares issuable upon the exchange of our $700 million zero coupon senior exchangeable notes as the price of our shares did not exceed $35.05 during any measurement period for that year.

(4)	Includes the following weighted-average number of common shares of Nabors and weighted average number of exchangeable shares of Nabors Exchangeco, respectively: 290.0 million and .2 million shares for the year ended December 31, 2006; 311.7 million and .4 million shares for the year ended December 31, 2005; and 297.3 million and .6 million shares for the year ended December 31, 2004. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors' common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.
     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 2,995,447 shares during 2006, 761,378 shares during 2005 and 13,902,474 shares during 2004. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.
16.	SUPPLEMENTAL BALANCE SHEET, INCOME STATEMENT AND CASH FLOW INFORMATION
     Accounts receivable is net of an allowance for doubtful accounts of $14.9 million and $11.4 million as of December 31, 2006 and 2005, respectively.
     Accrued liabilities include the following:

	December 31,
(In thousands)	2006	2005
Accrued compensation	$136,276	$88,071
Deferred revenue	65,747	19,542
Workers’ compensation liabilities	28,032	37,458
Interest payable	13,024	9,728
Litigation reserves	4,536	30,182	(1)
Other accrued liabilities	47,343	39,355

	$294,958	$224,336

(1)	This amount primarily relates to an interim judgment received against us in the amount of $25.6 million related to a class-action arbitration hearing regarding compensation issues brought on behalf of field employees for our well-servicing unit operations in California (Note 14).
     Investment income includes the following:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Interest income	$54,606	$41,415	$22,572
Gains on marketable and non-marketable securities, net	46,260	43,007	20,638
Dividend and other investment income	1,141	1,008	6,854

	$102,007	$85,430	$50,064

     Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net includes the following:

	Year Ended December 31,
(In thousands)	2006		2005		2004
Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$21,579	(3)	18,831	(1)	$874
Litigation reserves	2,217		27,195	(2)	(1,601)
Foreign currency transaction losses (gains)	380		465		(755)
(Gains) losses on derivative instruments	(1,361)		(1,078)		(2,363)

Other	2,058		1,027		(784)

	$24,873		$46,440		$(4,629)

(1)	This amount includes involuntary conversion losses recorded as a result of Hurricanes Katrina and Rita during the third quarter of 2005 of approximately $7.8 million, net of expected insurance proceeds.

(2)	This amount primarily relates to an interim judgment received against us in the amount of $25.6 million related to a class-action arbitration hearing regarding compensation issues brought on behalf of field employees for our well-servicing unit operations in California (Note 14).

(3)	This amount includes $12.4 million in impairment charges related to asset retirements during 2006. There were no asset impairments recorded during 2005 and 2004.
     Supplemental cash flow information for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Cash paid for income taxes	$157,209	$25,480	$29,306
Cash paid for interest, net of capitalized interest	28,605	28,507	27,899
Acquisitions of businesses:
Fair value of assets acquired	79,070	38,682	—
Goodwill	20,815	9,554	—
Liabilities assumed or created	(17,293)	(2,035)	—
Common stock of acquired company previously owned	—	—	—
Equity consideration issued	—	—	—

Cash paid for acquisitions of businesses	82,592	46,201	—
Cash acquired in acquisitions of businesses	(185)	—	—

Cash paid for acquisitions of businesses, net	$82,407	$46,201	$—

17.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Year Ended December 31, 2006
(In thousands, except	Quarter Ended
per share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues and Earnings from unconsolidated affiliates (1)	$1,168,325	$1,127,370	$1,250,184	$1,294,828
Net income	256,763	233,433	292,751	237,789	(3)
Earnings per share: (2)
Basic	$.82	$.79	$1.05	$.86
Diluted	$.79	$.77	$1.02	$.84	(3)

	Year Ended December 31, 2005
(In thousands, except	Quarter Ended
per share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues and Earnings from unconsolidated affiliates (4)	$785,731	$770,541	$893,345	$1,015,962
Net income	127,414	131,805	178,857	210,619
Earnings per share: (2)
Basic	$.42	$.42	$.57	$.67
Diluted	$.40	$.41	$.55	$.64

(1)	Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $4.4 million, $9.4 million, $5.7 million and $1.1 million, respectively.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(3)	Includes non-cash compensation expense recorded for stock options and restricted stock of $51.6 million on a pre-tax basis, $38.3 million net of tax or $.14 per diluted share in the fourth quarter of 2006. See Note 3.

(4)	Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $2.0 million, $5.2 million, $.1 million and $(1.6) million, respectively.
18.	SEGMENT INFORMATION
     As of December 31, 2006, we operate our business out of 14 operating segments. Our six Contract Drilling operating segments are engaged in drilling, workover and well-servicing operations, on land and offshore, and represent reportable segments. These operating segments consist of our Alaska, U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, U.S. Offshore, Canada and International business units. Our oil and gas operating segment, Ramshorn Investments, Inc., is engaged in the exploration for, development of and production of oil and gas and is included in our Oil and Gas reportable segment. Our Other Operating Segments, consisting of Canrig Drilling Technology Ltd., Epoch Well Services, Inc., Peak Oilfield Service Company, Peak USA Energy Services, Ltd., Ryan Energy Technologies, Sea Mar, a division of Pool Well Services Co., and Nabors Blue Sky Ltd. (formerly 1183011 Alberta Ltd.), are engaged in the manufacturing of top drives, manufacturing of drilling instrumentation systems, construction and logistics services, trucking and logistics services, manufacturing and marketing of directional drilling and rig instrumentation systems, directional drilling, rig instrumentation and data collection services, marine transportation and supply services, and heliportable well services, respectively. These Other Operating Segments do not meet the criteria included in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for disclosure, individually or in the aggregate, as reportable segments.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 2). Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on adjusted income derived from operating activities.
     The following table sets forth financial information with respect to our reportable segments:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Operating revenues and earnings from unconsolidated affiliates:
Contract Drilling:
U.S. Lower 48 Land Drilling	$1,890,302	$1,306,963	$748,999
U.S. Land Well-servicing	704,189	491,704	360,010
U.S. Offshore	221,676	158,888	132,778

	Year Ended December 31,
(In thousands)	2006	2005	2004
Alaska	110,718	85,768	83,835
Canada	686,889	553,537	426,675
International	746,460	552,656	444,289

Subtotal Contract Drilling (1)	4,360,234	3,149,516	2,196,586
Oil and Gas	59,431	62,913	65,303
Other Operating Segments (2)	626,840	355,278	205,615
Other reconciling items (3)	(205,798)	(102,128)	(69,416)

Total	$4,840,707	$3,465,579	$2,398,088

Depreciation and amortization, and depletion:
Contract Drilling:
U.S. Lower 48 Land Drilling	$106,399	$90,979	$77,498
U.S. Land Well-servicing	43,217	28,065	21,940
U.S. Offshore	31,253	24,272	21,650
Alaska	13,012	12,550	11,954
Canada	54,924	46,384	36,802
International	95,045	71,035	62,776

Subtotal Contract Drilling	343,850	273,285	232,620
Oil and Gas	38,580	46,894	45,460
Other Operating Segments	31,303	20,440	22,945
Other reconciling items (3)	(4,026)	(2,087)	(626)

Total depreciation and amortization, and depletion	$409,707	$338,532	$300,399

Adjusted income (loss) derived from operating activities: (4)
Contract Drilling:
U.S. Lower 48 Land Drilling	$821,821	$464,570	$93,573
U.S. Land Well-servicing	199,944	107,728	57,712
U.S. Offshore	65,328	38,783	20,611
Alaska	17,542	16,608	16,052
Canada	185,117	136,368	91,558
International	208,705	135,588	89,211

Subtotal Contract Drilling	1,498,457	899,645	368,717
Oil and Gas	4,065	10,194	13,736
Other Operating Segments (2)	74,095	34,966	(5,470)

Total segment adjusted income derived from operating activities	1,576,617	944,805	376,983
Other reconciling items (5)	(136,271)	(64,998)	(47,331)
Interest expense	(46,561)	(44,847)	(48,507)
Investment income	102,007	85,430	50,064
Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net	(24,873)	(46,440)	4,629

Income before income taxes	$1,470,919	$873,950	$335,838

	Year Ended December 31,
(In thousands)	2006	2005	2004
Capital expenditures and acquisitions of businesses: (6)
Contract Drilling:
U.S. Lower 48 Land Drilling	$726,171	$357,441	$155,612
U.S. Land Well-servicing	224,812	113,910	35,335
U.S. Offshore	98,618	22,218	46,622
Alaska	27,145	5,364	4,293
Canada	222,727	112,415	76,635

	Year Ended December 31,
(In thousands)	2006	2005	2004
International	382,911	315,199	161,115

Subtotal Contract Drilling	1,682,384	926,547	479,612
Oil and Gas	155,681	59,263	55,303
Other Operating Segments	146,895	23,687	13,824
Other reconciling items (5)	13,011	(6,228)	(4,310)

Total capital expenditures	$1,997,971	$1,003,269	$544,429

	December 31,
(In thousands)	2006	2005	2004
Total assets:
Contract Drilling: (7)
U.S. Lower 48 Land Drilling	$2,210,070	$1,513,618	$1,125,812
U.S. Land Well-servicing	597,082	389,002	274,785
U.S. Offshore	456,889	366,354	412,493
Alaska	221,927	202,315	206,142
Canada	1,059,243	1,109,627	946,362
International	2,006,941	1,436,234	1,127,185

Subtotal Contract Drilling	6,552,152	5,017,150	4,092,779
Oil and Gas	328,114	127,834	93,169
Other Operating Segments (8)	638,600	387,422	325,950
Other reconciling items (5)	1,623,437	1,698,001	1,350,711

Total assets	$9,142,303	$7,230,407	$5,862,609

(1)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $4.0 million, $(1.3) million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $16.5 million, $7.0 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)	Represents the elimination of inter-segment transactions.

(4)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from operating revenues and then adding earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

(5)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(6)	Includes the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(7)	Includes $39.6 million, $35.3 million and $35.2 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2006, 2005 and 2004, respectively.

(8)	Includes $58.5 million, $35.9 million and $31.9 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2006, 2005 and 2004, respectively.
     The following table sets forth financial information with respect to Nabors’ operations by geographic area:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Operating revenues and earnings from unconsolidated affiliates:
United States	$3,254,172	$2,296,050	$1,505,082
Foreign	1,586,535	1,169,529	893,006

	$4,840,707	$3,465,579	$2,398,088

Property, plant and equipment, net:
United States	$3,211,023	$2,131,598	$1,854,674
Foreign	2,199,078	1,755,326	1,420,821

	$5,410,101	$3,886,924	$3,275,495

Goodwill, net:
United States	$165,264	$165,211	$155,656
Foreign	197,005	176,728	171,569

	$362,269	$341,939	$327,225

19.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings 1, ULC, our indirect subsidiary.
     The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.
     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 31, 2006 and 2005, statements of income and cash flows for each of the three years in the period ended December 31, 2006 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$14,874	$2,394	$8	$683,273	$—	$700,549
Short-term investments	—	—	—	439,467	—	439,467
Accounts receivable, net	—	—	—	1,109,738	—	1,109,738
Inventory	—	—	—	100,487	—	100,487
Deferred income taxes	—	—	—	38,081	—	38,081
Other current assets	162	1,103	376	114,893	—	116,534

Total current assets	15,036	3,497	384	2,485,939	—	2,504,856

Long-term investments	—	—	—	513,269	—	513,269
Property, plant and equipment, net	—	—	—	5,410,101	—	5,410,101
Goodwill, net	—	—	—	362,269	—	362,269
Intercompany receivables	343,644	1,151,556	—	19,944	(1,515,144)	—
Investments in affiliates	3,184,303	3,748,626	286,818	1,318,478	(8,440,176)	98,049
Other long-term assets	—	249,040	608	220,025	(215,914)	253,759

Total assets	$3,542,983	$5,152,719	$287,810	$10,330,025	$(10,171,234)	$9,142,303

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—	$—
Trade accounts payable	35	22	—	459,122	—	459,179
Accrued liabilities	6,295	8,870	4,151	275,642	—	294,958
Income taxes payable	—	81,429	1,792	17,002	—	100,223

Total current liabilities	6,330	90,321	5,943	751,766	—	854,360

Long-term debt	—	3,779,778	224,296	—	—	4,004,074
Other long-term liabilities	—	—	—	162,744	—	162,744
Deferred income taxes	—	50,696	—	749,690	(215,914)	584,472
Intercompany payable	—	—	3,733	1,511,411	(1,515,144)	—

Total liabilities	6,330	3,920,795	233,972	3,175,611	(1,731,058)	5,605,650

Shareholders’ equity	3,536,653	1,231,924	53,838	7,154,414	(8,440,176)	3,536,653

Total liabilities and shareholders’ equity	$3,542,983	$5,152,719	$287,810	$10,330,025	$(10,171,234)	$9,142,303

	December 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$527	$14	$11	$564,449	$—	$565,001
Short-term investments	—	—	—	858,524	—	858,524
Accounts receivable, net	—	—	—	822,104	—	822,104
Inventory	—	—	—	51,292	—	51,292
Deferred income taxes	—	—	—	199,196	—	199,196
Other current assets	163	959	376	119,693	—	121,191

Total current assets	690	973	387	2,615,258	—	2,617,308

Long-term investments	—	—	—	222,802	—	222,802
Property, plant and equipment, net	—	—	—	3,886,924	—	3,886,924
Goodwill, net	—	—	—	341,939	—	341,939
Intercompany receivables	545,099	766,079	—	522	(1,311,700)	—
Investments in affiliates	3,212,605	2,539,283	270,461	1,544,222	(7,495,407)	71,164
Other long-term assets	—	10,295	826	79,149	—	90,270

Total assets	$3,758,394	$3,316,630	$271,674	$8,690,816	$(8,807,107)	$7,230,407

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$767,912	$—	$—	$—	$767,912
Trade accounts payable	—	23	—	336,566	—	336,589
Accrued liabilities	254	5,582	4,151	214,349	—	224,336
Income taxes payable	—	6,696	1,380	15,543	—	23,619

Total current liabilities	254	780,213	5,531	566,458	—	1,352,456

Long-term debt	—	1,027,721	224,030	—	—	1,251,751
Other long-term liabilities	—	—	—	151,415	—	151,415
Deferred income taxes	—	26,246	—	690,399	—	716,645
Intercompany payable	—	—	2,534	1,309,166	(1,311,700)	—

Total liabilities	254	1,834,180	232,095	2,717,438	(1,311,700)	3,472,267

Shareholders’ equity	3,758,140	1,482,450	39,579	5,973,378	(7,495,407)	3,758,140

Total liabilities and
shareholders’ equity	$3,758,394	$3,316,630	$271,674	$8,690,816	$(8,807,107)	$7,230,407

Condensed Consolidating Statements of Income

	Year Ended December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$—	$4,820,162	$—	$4,820,162
Earnings from unconsolidated affiliates	—	—	—	20,545	—	20,545
Earnings from consolidated affiliates	1,035,028	799,850	16,357	835,331	(2,686,566)	—
Investment income	324	10,480	—	91,203	—	102,007
Intercompany interest income	4,050	66,476	—	—	(70,526)	—

Total revenues and other income	1,039,402	876,806	16,357	5,767,241	(2,757,092)	4,942,714

Costs and other deductions:
Direct costs	—	—	—	2,569,800	—	2,569,800
General and administrative expenses	17,130	388	5	403,698	(367)	420,854
Depreciation and amortization	—	600	—	370,527	—	371,127
Depletion	—	—	—	38,580	—	38,580
Interest expense	—	40,457	11,440	(5,336)	—	46,561
Intercompany interest expense	1,536	—	—	68,990	(70,526)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(1,339)	—	25,845	367	24,873

Total costs and other deductions	18,666	40,106	11,445	3,472,104	(70,526)	3,471,795

Income before income taxes	1,020,736	836,700	4,912	2,295,137	(2,686,566)	1,470,919

Income tax expense	—	13,635	1,622	434,926	—	450,183

Net income	$1,020,736	$823,065	$3,290	$1,860,211	$(2,686,566)	$1,020,736

	Year Ended December 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$—	$3,459,908	$—	$3,459,908
Earnings from unconsolidated affiliates	—	—	—	5,671	—	5,671
Earnings from consolidated affiliates	639,636	376,099	15,487	399,553	(1,430,775)	—
Investment income	11,980	—	7	73,443	—	85,430
Intercompany interest income	4,000	73,356	—	—	(77,356)	—

Total revenues and other income	655,616	449,455	15,494	3,938,575	(1,508,131)	3,551,009

Costs and other deductions:
Direct costs	—	—	—	1,997,267	—	1,997,267
General and administrative expenses	6,514	1,149	7	243,197	(894)	249,973
Depreciation and amortization	—	600	—	291,038	—	291,638
Depletion	—	—	—	46,894	—	46,894
Interest expense	—	37,488	11,439	(4,080)	—	44,847
Intercompany interest expense	—	—	—	77,356	(77,356)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	344	(1,078)	—	46,280	894	46,440

Total costs and other deductions	6,858	38,159	11,446	2,697,952	(77,356)	2,677,059

Income before income taxes	648,758	411,296	4,048	1,240,623	(1,430,775)	873,950

Income tax expense	63	13,023	1,376	210,793	—	225,255

Net income	$648,695	$398,273	$2,672	$1,029,830	$(1,430,775)	$648,695

	Year Ended December 31, 2004
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$—	$2,394,031	$—	$2,394,031
Earnings from unconsolidated affiliates	—	—	—	4,057	—	4,057
Earnings from consolidated affiliates	188,113	169,736	18,147	176,941	(552,937)	—
Investment income	25,277	1	—	24,786	—	50,064
Intercompany interest income	100,419	71,976	—	522	(172,917)	—

Total revenues and other income	313,809	241,713	18,147	2,600,337	(725,854)	2,448,152

Costs and other deductions:
Direct costs	—	—	—	1,572,649	—	1,572,649
General and administrative expenses	5,888	932	16	191,612	(3,060)	195,388
Depreciation and amortization	—	450	—	254,489	—	254,939
Depletion	—	—	—	45,460	—	45,460
Interest expense	—	39,048	11,470	(2,011)	—	48,507
Intercompany interest expense	—	522	—	172,395	(172,917)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	(806)	(2,344)	—	(4,539)	3,060	(4,629)

Total costs and other deductions	5,082	38,608	11,486	2,230,055	(172,917)	2,112,314

Income before income taxes	308,727	203,105	6,661	370,282	(552,937)	335,838

Income tax expense	6,270	12,346	2,332	12,433	—	33,381

Net income	$302,457	$190,759	$4,329	$357,849	$(552,937)	$302,457

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Consolidated Total
Net cash provided by (used for) operating activities	$1,172,786	$(189,608)	$(10,971)	$3,356,390	$(2,842,339)	$1,486,258

Cash flows from investing activities:
Purchases of investments	—	—	—	(1,135,525)	—	(1,135,525)
Sales and maturities of investments	—	—	—	1,325,903	—	1,325,903
Cash paid for acquisitions of businesses, net	—	—	—	(82,407)	—	(82,407)
Deposits released on acquisitions closed subsequent to year-end	—	—	—	35,844	—	35,844
Capital expenditures	—	—	—	(1,927,407)	—	(1,927,407)
Proceeds from sales of assets and insurance claims	—	—	—	17,556	—	17,556
Investment in affiliates	—	—	—	(2,433)	—	(2,433)
Cash paid for investments in consolidated affiliates	(977,927)	(487,275)	—	(1,189,056)	2,654,258	—
Cash received from investments in consolidated affiliates	—	—	—	2,000,000	(2,000,000)	—

Net cash provided by (used for) investing activities	(977,927)	(487,275)	—	(957,525)	654,258	(1,768,469)

Cash flows from financing activities:
Proceeds from sale of warrants	421,162	—	—	—	—	421,162
Purchase of exchangeable note hedge	—	(583,550)	—	—	—	(583,550)
Increase in cash overdrafts	—	—	—	2,154	—	2,154
Proceeds from long-term debt	—	2,750,000	—	—	—	2,750,000
Reduction in long-term debt	—	(769,789)	—	—	—	(769,789)
Debt issuance costs	—	(28,683)	—	—	—	(28,683)
Proceeds from issuance of common shares	25,682	—	—	—	—	25,682
Repurchase of common shares	(627,356)	—	—	(2,775,484)	2,000,000	(1,402,840)
Tax benefit related to the exercise of stock options	—	4,139	—	—	—	4,139
Proceeds from parent contributions	—	1,178,088	10,968	1,465,202	(2,654,258)	—
Cash dividends paid	—	(1,870,942)	—	(971,397)	2,842,339	—

Net cash (used for) provided by financing activities	(180,512)	679,263	10,968	(2,279,525)	2,188,081	418,275

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(516)	—	(516)

Net (decrease) increase in cash and cash equivalents	14,347	2,380	(3)	118,824	—	135,548
Cash and cash equivalents, beginning of period	527	14	11	564,449	—	565,001

Cash and cash equivalents, end of period	$14,874	$2,394	$8	$683,273	$—	$700,549

	Year Ended December 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Consolidated Total
Net cash provided by (used for) operating activities	$121,081	$122,921	$(10,975)	$918,881	$(122,408)	$1,029,500

Cash flows from investing activities:
Purchases of investments	(117,623)	—	—	(628,120)	—	(745,743)
Sales and maturities of investments	104,508	—	—	645,054	—	749,562
Cash paid for investments in consolidated affiliates	(85,400)	(19,671)	—	(10,968)	116,039	—
Cash paid for acquisitions of businesses, net	—	—	—	(46,201)	—	(46,201)
Deposits held on acquisitions closed subsequent to year-end	—	—	—	(36,005)	—	(36,005)
Capital expenditures	—	—	—	(907,316)	—	(907,316)
Proceeds from sales of assets and insurance claims	—	—	—	27,463	—	27,463

Net cash used for investing activities	(98,515)	(19,671)	—	(956,093)	116,039	(958,240)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	10,805	—	10,805
Reduction in long-term debt	—	—	—	(424)	—	(424)
Proceeds from issuance of common shares	9,860	—	—	184,604	—	194,464
Repurchase of common shares	(99,483)	—	—	—	—	(99,483)
Termination payment for interest rate swap	—	(2,736)	—	—	—	(2,736)
Proceeds from parent contributions	—	—	10,968	105,071	(116,039)	—
Cash dividends paid	—	(100,500)	—	(21,908)	122,408	—

Net cash (used for) provided by financing activities	(89,623)	(103,236)	10,968	278,148	6,369	102,626

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6,406	—	6,406

Net (decrease) increase in cash and cash equivalents	(67,057)	14	(7)	247,342	—	180,292
Cash and cash equivalents, beginning of period	67,584	—	18	317,107	—	384,709

Cash and cash equivalents, end of period	$527	$14	$11	$564,449	$—	$565,001

	Year Ended December 31, 2004
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Consolidated Total
Net cash provided by (used for) operating activities	$2,592	$375,884	$(10,967)	$513,968	$(318,279)	$563,198

Cash flows from investing activities:
Purchases of investments	(699,814)	—	—	(220,122)	—	(919,936)
Sales and maturities of investments	772,797	—	—	135,812	—	908,609
Cash paid for investments in consolidated affiliates	(218,053)	(60,000)	—	(170,968)	449,021	—
Capital expenditures	—	—	—	(544,429)	—	(544,429)
Proceeds from sales of assets and insurance claims	—	—	—	6,879	—	6,879
Investment in affiliate	—	—	—	(200)	—	(200)

Net cash used for investing activities	(145,070)	(60,000)	—	(793,028)	449,021	(549,077)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	9,865	—	9,865
Decrease in restricted cash	—	—	—	109	—	109
Intercompany borrowings	(198,675)	—	—	198,675	—	—
Reduction in long-term debt	—	(298,275)	—	(4,136)	—	(302,411)
Proceeds from issuance of common shares	5,044	—	—	66,204	—	71,248
Proceeds from parent contributions	—	160,000	10,968	278,053	(449,021)	—
Cash dividends paid	—	(177,610)	—	(140,669)	318,279	—

Net cash provided by (used for) financing activities	(193,631)	(315,885)	10,968	408,101	(130,742)	(221,189)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	12,040	—	12,040

Net increase (decrease) in cash and cash equivalents	(336,109)	(1)	1	141,081	—	(195,028)
Cash and cash equivalents, beginning of period	403,693	1	17	176,026	—	579,737

Cash and cash equivalents, end of period	$67,584	$—	$18	$317,107	$—	$384,709

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.
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
(b)	Changes in Internal Control Over Financial Reporting. There has not been any change in the Company’s internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     See Management’s Report on Internal Control over Financial Reporting included in Part II, Item 8. of this report.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information called for by this item will be contained in the Nabors Industries Ltd. definitive Proxy Statement to be distributed in connection with its 2007 annual meeting of shareholders under the captions “Election of Directors” and “Other Executive Officers” and is incorporated into this document by reference.
     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires Nabors’ directors and executive officers, and persons who own more than 10% of a registered class of Nabors’ equity securities, to file with the SEC and the national securities exchange that the common shares are registered on the initial reports of ownership and reports of changes in ownership of common shares and other equity securities of Nabors. Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish Nabors with copies of all Section 16(a) forms which they file.
     To our knowledge, based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during 2006 and Form 5 and amendments thereto furnished to us with respect to the year 2006, and written representations that no other reports were required, all Section 16(a) filings required to be made by Nabors’ officers, directors and greater than 10% beneficial owners with respect to the fiscal year 2006 were timely filed, except that Mr. Alexander Knaster, Mr. James Payne, Mr. Hans Schmidt, Mr. Myron Sheinfeld and Mr. Martin Whitman each filed on Form 4 late with respect to a grant award that occurred in March 2006.
     We have adopted a Code of Business Conduct that satisfies the SEC’s definition of a “Code of Ethics” and applies to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics is posted on our website at www.nabors.com. We intend to disclose on our website any amendments to the Code of Conduct and any waivers of the Code of Conduct that apply to our principal executive officer, principal financial officer, and principal accounting officer.
     On October 21, 2005, we filed with the New York Stock Exchange, or NYSE, the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION
     Except as specified in the following sentence, the information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders under the caption “Management Compensation” and is incorporated into this document by reference. Information in Nabors’ 2007 proxy statement not deemed to be “soliciting material” or “filed” with the Commission under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

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

     The following table gives information about these equity compensation plans as of December 31, 2006:

(a)
	Number of		Number of securities
	securities to be	(b) (c)	remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities
Plan category	and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	21,926,354	$22.2562	8,853,658	(1)(2)
Equity compensation plans not approved by security holders (3)	15,245,663	$21.3713	1,046,675

Total	37,172,017		9,900,333

(1)	The 1996 Employee Stock Plan incorporated an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1996 Employee Stock Plan were increased by an amount equal to 1 1/2 % of the common shares outstanding on December 31 of the immediately preceding fiscal year. The 1996 Employee Stock Plan expired on January 17, 2006, and no additional shares were reserved for issuance during fiscal 2006.

(2)	The 2003 Employee Stock Plan incorporates an evergreen formula commencing on June 1, 2006 and thereafter for a period of four (4) years on each January 1, for an automatic increase in the number of shares reserved and available for issuance under the Plan by an amount equal to two percent (2%) of the Company’s outstanding common shares as of each June 1 or January 1 date.

(3)	The Company issued 307,038 stock options under the 1999 Pool Employee/Director Option Exchange Plan of Pool Energy Services Co. The remaining options are exercisable for 2,214 common shares of the Company (after giving effect to the exchange ratio provided in the Pool acquisition agreement). The options have a weighted-average exercise price of $4.2699 per share. No further awards will be made under the 1999 Pool Employee/Director Option Exchange Plan.
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
1996 Executive Officers Incentive Stock Plan
     The plan reserves for issuance up to 7,200,000 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total number of common shares authorized to be issued under the plan.

1996 Chairman’s Executive Stock Plan
     The plan reserves for issuance up to 1,700,000 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to the Chairman of the Board of the Company. In the event of a termination of employment for any reason, except by the Company for cause or by voluntary resignation by optionee, all unvested options shall be immediately exercisable as of the date of his termination of his employment.
1996 Executive Officers Stock Plan
     The plan reserves for issuance up to 1,720,000 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total number of common shares authorized to be issued under the plan.
1997 Executive Officers Incentive Stock Plan
     The plan reserves for issuance up to 4,900,000 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to executive officers of the Company. No optionee may receive grants in excess of 50% of the total number of common shares authorized to be issued under the plan.
1998 Employee Stock Plan
     The plan reserves for issuance up to 35,000,000 common shares of the Company pursuant to the exercise of options granted under the plan. The persons who shall be eligible to participate in the plan are employees and consultants of the company. Options granted to employees may either be awards of shares, non-qualified stock options (NQSOs), incentive stock options (ISOs) or stock appreciation rights (SARs). An optionee may reduce the option exercise price by paying the Company in cash, shares, options, or the equivalent, an amount equal to the difference between the exercise price and the reduced exercise price of the option. The committee shall establish performance goals for stock awards in writing not later than the date required for compliance under IRC Section 162(m) and the vesting of such shares shall be contingent upon the attainment of such performance goals. Stock awards shall vest over a period determined by the Committee, which period shall expire no later than January 18, 2006. The committee may grant ISOs of not less than 100% of the fair market value per common share on the date of grant; except that in the event the optionee owns on the date of grant, securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any subsidiary of the Company, the price per share shall not be less than 110% of the fair market value per common share on the date of the grant and such option shall expire five years from the date such option is granted. SARs may be granted in conjunction with all or part of any option granted under the plan, in which case the exercise of the SAR shall require the cancellation of a corresponding portion of the option and the exercise of the option will result in cancellation of a corresponding portion of the SAR. In the case of a NQSO, such rights may be granted either at or after the time of grant of such option. In the case of an ISO, such rights may be granted only at the time of grant of such option. A SAR may also be granted on a stand alone basis. The term of a SAR shall be established by the committee. The exercise price of a SAR shall in no event be less than 100% of the fair market value per common share on the date of grant. The committee shall have the authority to make provisions in its award and grant agreements to address vesting and other issues arising in connection with a change of control.
1998 Chairman’s Executive Stock Plan
     The plan reserves for issuance up to 1,529,848 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to the Chairman of the Board of the Company. In the event of a termination of employment for any reason, except by the Company for cause or by voluntary resignation by optionee, all unvested options shall be immediately exercisable as of the date of his termination of his employment.

1999 Stock Option Plan for Non-Employee Directors
     The plan reserves for issuance up to 3,000,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by the Company’s Board of Directors, provided that the Board may appoint a committee to administer the plan. In no event shall an eligible director consider or vote on the administration of this plan or serve as a member of the committee. Options may be granted under the plan to non-employee directors of the Company. Options shall vest and become non-forfeitable on the first year anniversary of the day on which such option was granted, if the optionee has continued to serve as a director until that day, unless otherwise provided. In the event of termination of an optionee’s service as a director by reason of voluntary retirement, declining to stand for re-election or becoming a full time employee of the Company or a subsidiary of the Company, all unvested options granted pursuant to this Plan shall automatically expire and shall not be exercisable and all options unexercised shall continue to be exercisable until the stated expiration date of such options. In the event of death or disablement of an optionee while the optionee is a director, the then-outstanding options of such optionee shall be exercisable for two years from the date of the death or disablement of the optionee or by his/her successors in interest. All unvested options shall automatically vest and become non-forfeitable as of the date of death or disablement and shall be exercisable for two years from the date of the death of the optionee or until the stated grant expiration date, whichever is earlier, by the optionee or by his/her successors in interest. In the event of the termination of an optionee’s service as a director by the Board of Directors for cause or the failure of such director to be re-elected, the administrator of the plan in its sole discretion can cancel the then-outstanding options of such optionee, including those options which have vested and such options shall automatically expire and become non-exercisable on the effective date of such termination.
1999 Pool Employee/Director Option Exchange Plan
     The plan reserves for issuance up to 2,932,020 common shares of the Company pursuant to the exercise of options granted under the plan. Options may be granted under the plan to former employees and non-employee directors of Pool Energy Services Co. or its subsidiaries who held options to purchase shares of Pool common stock pursuant to certain stock option plans of Pool. The exercise price of options granted under the plan shall equal the exercise price per share of the corresponding Pool option, divided by 1.025 (rounding the resulting exercise price up to the nearest whole cent). The period for exercise of an option shall be the same as the period for exercise of the corresponding Pool option. If an optionee has ceased to be in the employ of the Company or its subsidiaries, any outstanding options, whether or not vested, generally may not be exercised after the optionee’s date of termination and shall be forfeited; provided however, in its sole discretion the committee may extend the time to exercise any option to a period ending on its applicable expiration date. The committee, in its discretion, shall have the authority to make provisions in its grant agreements to address vesting and other issues arising in connection with a change of control.
The remainder of the information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders under the caption “Share Ownership of Management and Principal Shareholders” and is incorporated into this document by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders under the captions “Certain Relationships and Related Transactions” is incorporated into this document by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders under the caption “Principal Accounting Fees and Services” and is incorporated into this document by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (File No. 333-76198) filed with the Commission on May 10, 2002, as amended).

2.2	Amended and Restated Acquisition Agreement, dated as of March 18, 2002, by and between Nabors Industries, Inc. and Enserco Energy Service Company Inc. (incorporated by reference to Exhibit 2.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (File No. 333-85228)).

2.3	Form of Plan of Arrangement Under Section 192 of the Canada Business Corporations Act Involving and Affecting Enserco Energy Service Company Inc. and its Securityholders (included in Schedule B to Exhibit 2.2).

2.4	Arrangement Agreement dated August 12, 2002 between Nabors Industries Ltd. and Ryan Energy Technologies Inc. (incorporated by reference to Exhibit 2.4 to Nabors Industries Ltd.’s Form 10-K for the year ended December 31, 2002 (File No. 000-49887)).

Exhibit No.	Description

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).

3.3	Amendment to Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of Special General Meeting and Proxy Statement, File No. 001-32657, filed February 24, 2006).

3.4	Form of Resolutions of the Board of Directors of Nabors Industries Ltd. authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

4.1	Indenture dated as of February 5, 2001 between Nabors Industries, Inc. and Bank One, N.A., as trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.11 to Nabors Industries, Inc.’s Form 10-K, File No. 1-9245, filed with the Commission on March 30, 2001).

4.2	First Supplemental Indenture, dated as of June 21, 2002 among Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.5 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed with the Commission on August 14, 2002).

4.3	Second Supplemental Indenture dated as of October 25, 2004 by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.), as Trustee, to the Indenture, dated as of February 5, 2001, as amended, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Current Report on Form 8-K, File No. 000-49887, filed with the Commission on October 27, 2004).

4.4	Indenture, dated August 22, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.’s Series A and Series B 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-4 (Registration No. 333-10049201) filed with the Commission on October 11, 2002).

4.5	Indenture, dated August 22, 2002, among Nabors Holdings 1, ULC, as issuer, Nabors Industries, Inc. and Nabors Industries Ltd., as guarantors, and Bank One, N.A., with respect to Nabors Holdings 1, ULC’s Series A and Series B 4.875% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Nabors Holdings 1, ULC’s Registration Statement on Form S-4 (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

4.6	Form of Provisions Attaching to the Exchangeable Shares of Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

Exhibit No.	Description

4.7	Form of Support Agreement between Nabors Industries, Inc., 3064297 Nova Scotia Company and Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

4.8	Form of Acknowledgement of Novation to Nabors Industries, Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust Company of Canada and 3064297 Nova Scotia Company executed by Nabors Industries Ltd. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

4.9	Indenture, dated as of June 10, 2003, between Nabors Industries, Inc., Nabors Industries Ltd. and Bank One, N.A. with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3, (File No. 333-107806-01, filed with the Commission on August 8, 2003)).

4.10	Registration Rights Agreement, dated as of June 10, 2003, by and among Nabors Industries, Inc., Nabors Industries Ltd. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3, File No. 333-107806-01, filed with the Commission on August 8, 2003).

4.11	First Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association, (as successor to Bank One, N.A.), as trustee to the Indenture, dated as of June 10, 2003, with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Current Report on Form 8-K, File No. 000-49887, filed with the Commission on October 27, 2004).

4.12	Indenture, dated as of December 13, 2004, by and among Nabors Industries, Inc., Nabors Industries Ltd., and J.P. Morgan Trust Company, National Association, with respect to Nabors Industries, Inc.’s Series B Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.12 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed with the Commission on March 7, 2005).

4.13	Purchase Agreement, dated May 18, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006).

4.14	Indenture related to the Senior Exchangeable Notes, due 2011, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 0.94% Senior Exchangeable Note due 2011) incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006.

4.15	Registration Rights Agreement, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006).

Exhibit No.	Description

4.16	Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of 2006 Annual General Meeting of Shareholders and Proxy Statement, File No. 001-32657, filed May 4, 2006).

10.1 (+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.’s Registration Statement on Form S-8, Registration No. 333-11313, filed September 3, 1996).

10.2 (+)	1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.4 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 30, 1996).

10.3 (+)	1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.5 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 30, 1996).

10.4 (+)	Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.’s Form 10-Q, File No. 1-9245, filed May 16, 1997).

10.5 (+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of June 24, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.6 (+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.7 (+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of December 28, 2005 (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed December 28, 2005).

10.8 (+)	Fourth Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of March 10, 2006.

10.9 (+)	Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.’s Form 10-Q, File No. 1-9245, filed May 16, 1997).

10.10 (+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 24, 2002 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.11 (+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of July 17, 2002 (incorporated by reference to Exhibit 10.3 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.12 (+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of December 28, 2005 (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed December 28, 2005).

Exhibit No.	Description

10.13 (+)	Waiver dated as of September 27, 2002 pursuant to Section 9.[c] and Schedule 9.[c] of the Amended Employment Agreement among Nabors Industries, Inc., Nabors Industries Ltd., and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed November 14, 2002).

10.14 (+)	Nabors Industries, Inc. 1996 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.17 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.15 (+)	Nabors Industries, Inc. 1996 Executive Officers Stock Plan (incorporated by reference to Exhibit 10.18 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.16 (+)	Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.17 (+)	Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.18 (+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.19 (+)	Nabors Industries, Inc. 1998 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.20 (+)	Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.21 (+)	Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K, File No. 1-09245, filed March 19, 2002).

10.22 (+)	1999 Pool Employee/Director Option Exchange Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-09245, filed March 19, 2002).

10.23	Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 31, 2003).

10.24 (+)	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed May 12, 2003).

10.25 (+)	2003 Employee Stock Option Plan (incorporated by reference to Annex D of Nabors Industries Ltd.’s Notice of 2003 Annual General Meeting of Shareholders and Proxy Statement, File No. 000-49887, filed May 8, 2003).

10.26	Purchase and Sale Agreement (Red River) by and among El Paso Production Company and El Paso Production GOM Inc., jointly and severally as Seller and Ramshorn

Exhibit No.	Description

Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.23 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.27	Purchase and Sale Agreement (USA) between El Paso Production Oil & Gas USA, L.P., as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.24 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.28	Exploration Participation Agreement (South Texas) by and between El Paso Production Oil & Gas Company and El Paso Production Oil & Gas USA, L.P., jointly and severally and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.25 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.29	Exploration Participation Agreement (Catapult) by and between El Paso Production Company, and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.26 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.30 (+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.31 (+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.32 (+)	Form of Stock Option Agreement—Isenberg/Petrello (incorporated by reference to Exhibit 10.03 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.33 (+)	Form of Stock Option Agreement — Others (incorporated by reference to Exhibit 10.04 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.34 (+)	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 3, 2005).

12	Computation of Ratios. *

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

18	Preference Letter of Independent Accountants Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed November 2, 2005).

21	Significant Subsidiaries of Nabors Industries Ltd. *

23	Consent of Independent Registered Public Accounting Firm. *

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. *

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. *

Exhibit No.	Description

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. (furnished herewith).

*	Filed herewith.

(+)	Management contract or compensatory plan or arrangement.

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

Date: March 1, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene M. Isenberg	Chairman and	March 1, 2007

Eugene M. Isenberg	Chief Executive Officer

/s/ Alexander M. Knaster	Director	March 1, 2007

Alexander M. Knaster

/s/ James L. Payne	Director	March 1, 2007

James L. Payne

/s/ Anthony G. Petrello	Deputy Chairman, President and	March 1, 2007

Anthony G. Petrello	Chief Operating Officer

/s/ Hans Schmidt	Director	March 1, 2007

Hans Schmidt

/s/ Myron M. Sheinfeld	Director	March 1, 2007

Myron M. Sheinfeld

/s/ Martin J. Whitman	Director	March 1, 2007

Martin J. Whitman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Shareholders and Board of Directors
of Nabors Industries Ltd.:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2007 appearing in this Form 10-K of Nabors Industries Ltd. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 1, 2007

S-1

NABORS INDUSTRIES LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005, and 2004

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
(In Thousands)	of Period	Expenses	Accounts	Deductions		Period

2006
Allowance for doubtful accounts	$11,364	$3,354	$652	$(520	)(1)	$14,850
Inventory reserve	1,808	534	—	(1,197	)(2)	1,145
Valuation allowance on deferred tax assets	17,566	4,574	—	—		22,140

2005
Allowance for doubtful accounts	$10,978	$1,024	$289	$(927	)(1)	$11,364
Inventory reserve	1,749	178	—	(119	)(2)	1,808
Valuation allowance on deferred tax assets	14,508	3,058	—	—		17,566

2004
Allowance for doubtful accounts	$10,986	$2,359	$281	$(2,648	)(1)	$10,978
Inventory reserve	1,367	819	—	(437	)(2)	1,749
Valuation allowance on deferred tax assets	11,703	2,805	—	—		14,508

(1)	Uncollected receivables written off, net of recoveries.

(2)	Inventory reserves written off.

S-2

Exhibit Index

12	Computation of Ratios. *

21	Significant Subsidiaries of Nabors Industries Ltd. *

23	Consent of Independent Registered Public Accounting Firm. *

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. *

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. *

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. (furnished herewith).

*	Filed herewith.

(+)	Management contract or compensatory plan or arrangement.