Form 10-Q
period 2007-03-31
NABORS INDUSTRIES LTD
filed 2007-05-09
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of common shares, par value $.001 per share, outstanding as of April 30, 2007 was 281,382,360. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 135,828 exchangeable shares outstanding as of April 30, 2007 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$461,227	$700,549
Short-term investments	489,785	439,467
Accounts receivable, net	1,130,614	1,109,738
Inventory	114,366	100,487
Deferred income taxes	37,790	38,081
Other current assets	180,417	116,534

Total current assets	2,414,199	2,504,856
Long-term investments	549,773	513,269
Property, plant and equipment, net	5,810,745	5,410,101
Goodwill, net	372,596	362,269
Other long-term assets	433,093	351,808

Total assets	$9,580,406	$9,142,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$492,085	$459,179
Accrued liabilities	290,322	294,958
Income taxes payable	160,242	100,223

Total current liabilities	942,649	854,360
Long-term debt	4,004,660	4,004,074
Other long-term liabilities	272,111	208,553
Deferred income taxes	529,471	538,663

Total liabilities	5,748,891	5,605,650

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 303,526 and 299,333, respectively	304	299
Capital in excess of par value	1,703,099	1,637,204
Accumulated other comprehensive income	213,045	201,261
Retained earnings	2,690,551	2,473,373
Less: treasury shares, at cost, 22,340 common shares	(775,484)	(775,484)

Total shareholders’ equity	3,831,515	3,536,653

Total liabilities and shareholders’ equity	$9,580,406	$9,142,303

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended March 31,
(In thousands, except per share amounts)	2007	2006

Revenues and other income:
Operating revenues	$1,260,643	$1,163,926
Earnings from unconsolidated affiliates	12,441	4,399
Investment income	28,709	13,870

Total revenues and other income	1,301,793	1,182,195

Costs and other deductions:
Direct costs	697,304	614,617
General and administrative expenses	114,974	88,797
Depreciation and amortization	105,228	81,389
Depletion	6,625	13,017
Interest expense	13,049	8,055
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	14,038	4,029

Total costs and other deductions	951,218	809,904

Income before income taxes	350,575	372,291

Income tax (benefit) expense:
Current	110,081	61,425
Deferred	(21,668)	54,103

Total income tax expense	88,413	115,528

Net income	$262,162	$256,763

Earnings per share:
Basic	$.95	$.82
Diluted	$.92	$.79
Weighted-average number of common shares outstanding:
Basic	276,942	312,990

Diluted	284,814	324,536

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$262,162	$256,763
Adjustments to net income:
Depreciation and amortization	105,228	81,389
Depletion	6,625	13,017
Deferred income tax (benefit) expense	(21,668)	54,103
Deferred financing costs amortization	2,088	867
Pension liability amortization	120	105
Discount amortization on long-term debt	486	2,409
Amortization of loss on hedges	137	139
Losses on long-lived assets, net	6,227	3,173
Gains on investments, net	(16,668)	(5,700)
Gains on derivative instruments	(35)	(959)
Share-based compensation	7,852	7,700
Foreign currency transaction losses (gains)	(1,119)	(219)
Equity in earnings of unconsolidated affiliates, net of dividends	(6,855)	(4,399)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(21,457)	(121,111)
Inventory	(13,535)	(7,016)
Other current assets	(106)	13,272
Other long-term assets	(73,494)	7,617
Trade accounts payable and accrued liabilities	31,823	40,520
Income taxes payable	59,016	46,187
Other long-term liabilities	29,312	8,109

Net cash provided by operating activities	356,139	395,966

Cash flows from investing activities:
Purchases of investments	(157,878)	(38,769)
Sales and maturities of investments	89,713	701,158
Cash paid for acquisitions of businesses, net	(8,391)	(49,309)
Deposits released for acquisitions	—	35,844
Capital expenditures	(583,211)	(346,211)
Investment in affiliates	(4,644)	—
Proceeds from sales of assets and insurance claims	8,535	2,416

Net cash (used for) provided by investing activities	(655,876)	305,129

Cash flows from financing activities:
Increase in cash overdrafts	699	9,898
Reduction of long-term debt	—	(769,789)
Proceeds from issuance of common shares	58,975	8,263
Repurchase and retirement of common shares	(1,698)	(222,384)
Tax benefit related to the exercise of stock options	771	1,815

Net cash provided by (used for) financing activities	58,747	(972,197)

Effect of exchange rate changes on cash and cash equivalents	1,668	(597)

Net (decrease) in cash and cash equivalents	(239,322)	(271,699)
Cash and cash equivalents, beginning of period	700,549	565,001

Cash and cash equivalents, end of period	$461,227	$293,302

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)
				Unrealized
				Gains
	Common Shares		Capital in	(Losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity

(In Thousands)
Balances, December 31, 2006	299,333	$299	$1,637,204	$33,400	$171,160	$(3,299)	$2,473,373	$(775,484)	$3,536,653

Comprehensive income (loss):
Net income							262,162		262,162
Translation Adjustment					9,784				9,784
Unrealized gains on marketable securities, net of income taxes of $60				1,929					1,929
Less: reclassification adjustment for gains included in net income, net of income tax benefit of $2				(42)					(42)
Pension liability amortization, net of income taxes of $44						76			76
Amortization of loss on cash flow hedges						37			37

Total comprehensive income (loss)	—	—	—	1,887	9,784	113	262,162	—	273,946

Cumulative effect of adoption of FIN 48 effective January 1, 2007							(44,984)		(44,984)
Issuance of common shares for stock options exercised	2,580	3	58,972						58,975
Nabors Exchangeco shares exchanged	3								—
Tax effect of exercised stock option deductions			771						771
Restricted stock awards, net	1,610	2	(1,700)						(1,698)
Share-based Compensation			7,852						7,852

Subtotal	4,193	5	65,895	—	—	—	(44,984)	—	20,916

Balances, March 31, 2007	303,526	$304	$1,703,099	$35,287	$180,944	$(3,186)	$2,690,551	$(775,484)	$3,831,515

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)
					Unrealized Gains
	Common Shares		Capital in		(Losses) on	Cumulative			Total
		Par	Excess of	Unearned	Marketable	Translation		Retained	Shareholders’
	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Equity
(In thousands)

Balances, December 31, 2005	315,393	$315	$1,590,968	$(15,649)	$18,865	$178,109	$(3,994)	$1,989,526	$3,758,140

Comprehensive Income (loss):
Net income								256,763	256,763
Translation adjustment						(4,093)			(4,093)
Unrealized gains on marketable securities, net of income taxes of $406					6,042				6,042
Less: reclassification adjustment for gains included in net income, net of income tax expense of $11					800				800
Pension liability amortization, net of income taxes of $39							66		66
Amortization of loss on cash flow hedges							38		38

Total comprehensive income (loss)	—	—	—	—	6,842	(4,093)	104	256,763	259,616

Adoption of SFAS 123-R			(15,649)	15,649					—
Issuance of common shares for stock options exercised	405		8,263						8,263
Nabors Exchangeco shares exchanged	29								—
Repurchase and retirement of common shares	(6,400)	(6)	(32,152)					(190,226)	(222,384)
Tax effect of exercised stock option deductions			1,815						1,815
Restricted stock awards, net	620								—
Share-based Compensation			7,700						7,700

Subtotal	(5,346)	(6)	(30,023)	15,649	—	—	—	(190,226)	(204,606)

Balances, March 31, 2006	310,047	$309	$1,560,945	$—	$25,707	$174,016	$(3,890)	$2,056,063	$3,813,150

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world, with approximately 640 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 605 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 190 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 41 platform, 14 jack-up units and 4 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We market 25 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations. We provide logistics services for onshore drilling and well-servicing operations in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software. We also invest in oil and gas exploration, development and production activities.

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

Our Sea Mar division time charters supply vessels to offshore operators in U.S. waters. The vessels are owned by one of our financing company subsidiaries, but are operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. As a result of recent legislation, beginning in August 2007, Sea Mar will no longer be able to use this arrangement to qualify vessels for employment in the U.S. coastwise trade. Accordingly, we will be required to redeploy the vessels outside the U.S. or sell the vessels by no later than such time. The net assets of Sea Mar totaled approximately $156.9 million at March 31, 2007.

As used in this Report, “we,” “us,” “our” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

Note 2	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2006. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2007 and the results of our operations and our cash flows for the quarters ended March 31, 2007 and 2006, in accordance with GAAP. Interim results for the first quarter ended March 31, 2007 may not be indicative of results that will be realized for the full year ending December 31, 2007.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, all majority-owned subsidiaries, and all non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” “FIN 46R”). All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $109.9 million and $98.0 million as of March 31, 2007 and December 31, 2006, respectively, and are included in other long-term assets in our consolidated balance sheets. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income and our investments in these funds are included in long-term investments in our consolidated balance sheets.

Note 3	Share-Based Compensation

The Company has several stock-based employee compensation plans, which are more fully described in Note 3 of our 2006 Annual Report on Form 10-K. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123-R”), using the modified prospective application method.

For the quarters ended March 31, 2007 and 2006, total stock-based compensation expense, which includes both stock options and restricted stock, totaled $7.9 million and $7.7 million, respectively. Stock-based compensation expense has been allocated to our various operating segments (Note 9).

During the first quarter of 2007, the Company awarded 1,738,039 shares of restricted stock to its employees, directors and executive officers. These awards had an aggregate value at their date of grant of $52.4 million and vest over a period of three to four years.

Note 4	Income Taxes

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, the Company recognized increases of $24 million and $21 million to its tax reserves for uncertain tax positions and interest and penalties, respectively. These increases were accounted for as an increase to other long-term liabilities and as a reduction to retained earnings at January 1, 2007. As of January 1, 2007, the Company had approximately $114.1 million of total gross unrecognized tax benefits, including $29.8 million of interest and penalties, which also represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. As of March 31, 2007, the Company had approximately $116.4 million of total gross unrecognized tax benefits, including interest and penalties. During the quarter ended March 31, 2007, the Company accrued and recognized estimated interest and penalties of approximately $1.6 million.

We are subject to income taxes in the United States and numerous foreign jurisdictions. U.S. federal income tax returns for 2002 through 2005 are currently under examination. Internationally, income tax returns from 1995

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through 2005 are currently under examination. Based on the number of tax years currently under audit by relevant Federal and foreign tax authorities, the Company anticipates that several of these audits could be finalized within 12 months. However, based on the current status of these examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

The Company continues to recognize interest and penalties related to income tax matters in the income tax expense line item in the consolidated statement of income.

Note 5	Common Shares

During the first quarter of 2007 and 2006, our employees exercised vested options to acquire 2.6 million and .4 million of our common shares, respectively. During the first quarter of 2006 we repurchased and retired 6.4 million of our common shares in the open market for $222.4 million.

Note 6	Commitments and Contingencies

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

Mr. Petrello’s employment agreement was first entered into effective October 1, 1991. Mr. Petrello’s employment agreement was agreed upon as part of arm’s length negotiations with the Board before he joined Nabors in October 1991 and was reviewed and approved by the Compensation Committee of the Board and the full Board of Directors at that time.

The employment agreements for Messrs. Isenberg and Petrello were amended in 1994 and 1996. These amendments were approved by the Compensation Committee of the Board and the full Board of Directors at that time.

The employment agreements each provide for an initial term of five years with an evergreen provision which automatically extended the agreement for an additional one-year term on each anniversary date, unless Nabors provided notice to the contrary ten days prior to such anniversary. In March 2006 the Board of Directors exercised its election to fix the expiration date of the employment agreements for Messrs. Isenberg and Petrello and accordingly these agreements will expire at the end of their current term at September 30, 2010.

In addition to a base salary, the employment agreements provide for annual cash bonuses in an amount equal to 6% and 2%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. (Mr. Isenberg’s cash bonus formula originally was set at 10% in excess of a 10% return on shareholders’ equity and he has voluntarily reduced it over time to its 6% in excess of 15% level.) Mr. Petrello’s bonus is subject to a minimum of $700,000 per year. In 17 of the last 18 years, Mr. Isenberg has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package. Mr. Petrello has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower than the amount provided for under his employment agreement) in light of his overall compensation package in 14 of the last 17 years.

Mr. Isenberg voluntarily agreed to amend his employment agreement in March 2006 (the “2006 Amendment”). Under the 2006 Amendment, Mr. Isenberg agreed to reduce the annual cash bonus to an amount equal to 3% of Nabors’ net cash flow (as defined in his employment agreement) in excess of 15% of the average shareholders’ equity for 2006. For the first quarter of 2007, Messrs. Isenberg and Petrello voluntarily agreed to a reduction of the cash bonus in an amount equal to 3% and 1.5%, respectively, of Nabors’ net cash flow (as defined in their respective employment agreements). For the remainder of 2007 through the expiration date of the employment agreement, the annual cash bonus will return to 6% and 2%, respectively, for Messrs. Isenberg and Petrello of Nabors’ net cash flow in excess of 15% of the average shareholders’ equity for each fiscal year.

Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives; and may receive special bonuses from time to time as determined by the Board.

Termination in the event of death, disability, or termination without cause.  In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years prior to termination, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at March 31, 2007, Mr. Isenberg would have been entitled to a payment of approximately $329 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $264 million. Similarly, with respect to Mr. Petrello, had these provisions applied at March 31, 2007, Mr. Petrello would have been entitled to a payment of approximately $111 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $103 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the values of unvested restricted stock were approximately $26.7 million and $16.7 million, respectively, as of March 31, 2007. Neither Messrs. Isenberg nor Petrello had unvested stock options as of March 31, 2007. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2006 the Board of Directors exercised its election to fix the expiration date of the employment agreements for Messrs. Isenberg and Petrello. Messrs. Isenberg and Petrello have informed the Board of Directors that they have reserved their rights under their employment agreements with respect to the notice setting the expiration dates of their employment agreements, including whether such notice could trigger an acceleration of certain payments pursuant to their employment agreements.

Termination in the event of a Change in Control.  In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on March 31, 2007, then the payments to Messrs. Isenberg and Petrello would be approximately $329 million and $111 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the values of unvested restricted stock were approximately $26.7 million and $16.7 million, respectively, as of March 31, 2007. Neither Messrs. Isenberg nor Petrello had unvested stock options as of March 31, 2007. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for 5 years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at March 31, 2007, Mr. Isenberg would have received 3,666,666 options valued at approximately $36 million and Mr. Petrello would have received 1,683,332 options valued at approximately $18 million, in each case based upon a Black-Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on March 31, 2007, and assuming that the excise tax were applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $146 million and $51 million, respectively.

Other Obligations.  In addition to salary and bonus, each of Messrs. Isenberg and Petrello receive group life insurance at an amount at least equal to three times their respective base salaries; various split-dollar life insurance policies, reimbursement of expenses, various perquisites and a personal umbrella insurance policy in the amount of $5 million. Premiums payable under the split-dollar life insurance policies were suspended as a result of the adoption of the Sarbanes — Oxley Act of 2002.

Contingencies

Income Tax Contingencies

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regularly under audit by tax authorities. Although we believe our tax reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our financial position, income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by us.

On May 31, 2006, Nabors International Finance Inc. (“NIFI”), a wholly-owned U.S. subsidiary of Nabors, received from the U.S. Internal Revenue Service (the “IRS”) two Notices of Proposed Adjustment (“NOPA”) in connection with an audit of NIFI for tax years 2002 and 2003. One NOPA proposes to deny a deduction of $85.1 million in interest expense in our 2002 tax year relating to intercompany indebtedness incurred in connection with our June 2002 transaction, whereby we reorganized as a Bermuda company. The second NOPA proposes to deny a deduction of $207.6 million in the same item of interest expense in our 2003 tax year. On August 9, 2006, NIFI received a Revenue Agent Report, asserting the adjustments relating to the two NOPAs referred to above. On September 18, 2006, NIFI filed a protest with the IRS related to the two adjustments. We intend to contest the IRS position vigorously. We previously had obtained advice from our tax advisors that the deduction of such amounts was appropriate, and more recently that the position of the IRS lacks merit. At the end of 2003, the Company paid off approximately one-half of the intercompany indebtedness incurred in connection with the inversion. It is likely that the IRS will propose the disallowance of the deductions that relate to the remaining inversion debt upon audit of NIFI’s 2004, 2005, 2006 and 2007 tax years. We currently have not recorded any reserves for such proposed adjustments.

On September 14, 2006, Nabors Drilling International Limited (“NDIL”), a wholly-owned Bermuda subsidiary of Nabors, received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny a depreciation expense deduction that relates to drilling rigs operating in Mexico in 2003, as well as a deduction for payments made to an affiliated company for the provision of labor services in Mexico. The amount assessed by the SAT is approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses in 2004, 2005 and 2006. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005, 2006 and 2007 tax years.

Self-Insurance Accruals

We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2007, hurricane coverage for Gulf of Mexico exposures is subject to a $10 million deductible. We are insured for $25 million over the deductible at 100%, and have added a second insured layer for $30 million at 60%. We are self-insuring 40% of the second layer.

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

On February 6, 2007, a purported shareholder derivative action entitled Kenneth H. Karstedt v. Eugene M. Isenberg, et al was filed in the United States District Court for the Southern District of Texas against the Company’s officers and directors, and against the Company as a nominal defendant. The complaint alleges that stock options were priced retroactively and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks, among other things, payment by the defendants to the Company of damages allegedly suffered by it and disgorgement of profits. On March 5, 2007, another purported shareholder derivative action entitled Gail McKinney v. Eugene M. Isenberg, et al was also filed in the United States District Court for the Southern District of Texas. The complaint makes substantially the same allegations against the same defendants and seeks the same elements of damages. The two purported derivative actions have been consolidated into one proceeding. The ultimate outcome of this matter cannot be determined at this time.

During the fourth quarter of 2006 and the first quarter of 2007, a review was conducted of the Company’s granting practices and accounting for certain employee equity awards to both the senior executives of the Company and other employees from 1988 through 2006. Based on the results of the review, the Company recorded a noncash charge of $38.3 million, net of tax, at December 31, 2006. The Company determined that no restatement of its historical financial statements was necessary because there were no findings of fraud or intentional wrongdoing, and because the effects of certain revised measurement dates were not material in any fiscal year.

In a letter dated December 28, 2006, the SEC staff advised us that it had commenced an informal inquiry regarding our stock option grants and related practices, procedures and accounting. We have cooperated with this inquiry. The staff of the Securities and Exchange Commission has informed us that they intend to close the informal inquiry regarding our historical stock option granting practices and related accounting without recommending any enforcement action at this time.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to certain transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements involve agreements and obligations in which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. We have also guaranteed payment of contingent consideration in conjunction with certain acquisitions in 2005. Potential contingent consideration is based on future operating results of those businesses. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2007	2008	2009	Thereafter	Total
(In thousands)

Financial standby letters of credit and other financial surety instruments	$97,269	$27,826	$100	$25	$125,220
Contingent consideration in acquisition	—	1,063	1,063	2,124	4,250

Total	$97,269	$28,889	$1,163	$2,149	$129,470

Note 7	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Quarter Ended March 31,
	2007	2006
(In thousands, except per share amounts)

Net income (numerator):
Net income — basic	$262,162	$256,763
Add interest expense on assumed conversion of our zero coupon senior convertible/exchangeable debentures/notes, net of tax:
$2.75 billion due 2011(1)	—	—
$82.8 million due 2021(2)	—	—
$700 million due 2023(3)	—	—

Adjusted net income — diluted	$262,162	$256,763

Earnings per share:
Basic	$.95	$.82
Diluted	$.92	$.79
Shares (denominator):
Weighted-average number of shares outstanding - basic(4)	276,942	312,990
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	7,872	10,986
Assumed conversion of our zero coupon senior convertible/exchangeable debentures/notes:
$2.75 billion due 2011(1)	—	—
$82.8 million due 2021(2)	—	—
$700 million due 2023(3)	—	560

Weighted-average number of shares outstanding - diluted	284,814	324,536

(1)	Diluted earnings per share for the quarter ended March 31, 2007 does not include any incremental shares issuable upon the exchange of the $2.75 billion 0.94% senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $45.83 on the last trading day of the quarter, which did not occur during the first quarter ended March 31, 2007. The $2.75 billion notes were issued during the quarter ended June 30, 2006 and had no effect on first quarter’s 2006 earnings per share calculation.

(2)	Diluted earnings per share for the quarters ended March 31, 2007 and 2006 excludes approximately 1.2 million potentially dilutive shares initially issuable upon the conversion of the $82.8 million zero coupon convertible senior debentures. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $50.

(3)	Diluted earnings per share for the quarter ended March 31, 2007, does not include any incremental shares issuable upon the exchange of the $700 million zero coupon senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $35.05 on the last trading day of the quarter. This was the case for the quarter ended March 31, 2006, and is, therefore, included in the weighted-average number of shares outstanding in our diluted earnings per share calculation for the quarter ended March 31, 2006.

(4)	Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of our subsidiary, Nabors (Canada) Exchangeco Inc., respectively: 276.8 million and .2 million shares for the quarter ended March 31, 2007, and 312.8 million and .2 million shares for the quarter ended March 31, 2006. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors’ common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including, but not limited to, voting rights and the right to receive dividends, if any.

For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The average number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 4,963,038 shares during the quarter ended March 31, 2007 and 1,000,750 shares during the quarter ended March 31, 2006. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Supplemental Balance Sheet Information

Accrued liabilities include the following:

	March 31,	December 31,
	2007	2006
(In thousands)

Accrued compensation	$101,975	$136,276
Deferred revenue	68,533	65,747
Workers’ compensation liabilities	28,032	28,032
Interest payable	13,049	13,024
Litigation reserves	12,484	4,536
Other taxes payable	20,428	19,906
Other accrued liabilities	45,821	27,437

	$290,322	$294,958

Our cash and cash equivalents, short-term and long-term investments consist of the following:

	March 31,	December 31,
	2007	2006
(In thousands)

Cash and cash equivalents	$461,227	$700,549
Short-term investments	489,785	439,467
Long-term investments	549,773	513,269

Total	$1,500,785	$1,653,285

As of March 31, 2007 and December 31, 2006, our short-term investments consist entirely of investments in available-for-sale marketable debt and equity securities while our long-term investments consist entirely of investments in nonmarketable securities.

On March 31, 2007, the Company determined that the plan of sale criteria in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of certain accommodation units, included in our International operating segment, is reflected in Other current assets in the amount of $65.8 million at March 31, 2007.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Segment Information

The following tables set forth certain financial information with respect to our reportable segments:

	Quarter Ended
	March 31,
	2007	2006
(In thousands)

Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$452,596	$426,350
U.S. Land Well-servicing	182,218	160,733
U.S. Offshore	55,775	43,526
Alaska	47,836	26,806
Canada	193,280	226,557
International	224,482	146,895

Subtotal Contract Drilling(2)	1,156,187	1,030,867
Oil and Gas	13,129	29,837
Other Operating Segments(3)(4)	156,920	151,703
Other reconciling items(5)	(53,152)	(44,082)

Total	$1,273,084	$1,168,325

Adjusted income (loss) derived from operating activities:(6)
Contract Drilling:
U.S. Lower 48 Land Drilling	$172,926	$179,731
U.S. Land Well-servicing	43,356	46,070
U.S. Offshore	15,049	10,454
Alaska	16,567	4,242
Canada	53,128	83,102
International	66,018	37,497

Subtotal Contract Drilling	367,044	361,096
Oil and Gas	1,128	13,436
Other Operating Segments	20,808	20,567

Total segment adjusted income derived from operating activities	$388,980	$395,099
Other reconciling items(7)	(40,027)	(24,594)
Interest expense	(13,049)	(8,055)
Investment income	28,709	13,870
Losses on sales of long-lived assets, impairment charges and other income (expense), net	(14,038)	(4,029)

Income before income taxes	$350,575	$372,291

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2007	2006
(In thousands)

Total assets:
Contract Drilling:
U.S. Lower 48 Land Drilling	$2,352,606	$2,210,070
U.S. Land Well-servicing	664,088	597,082
U.S. Offshore	454,729	456,889
Alaska	242,293	221,927
Canada	1,118,844	1,059,243
International	2,170,353	2,006,941

Subtotal Contract Drilling(8)	7,002,913	6,552,152
Oil and Gas	432,764	328,114
Other Operating Segments(9)	679,111	638,600
Other reconciling items(7)	1,465,618	1,623,437

Total assets	$9,580,406	$9,142,303

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $1.7 million and $.7 million for the quarters ended March 31, 2007 and 2006, respectively.

(3)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $10.7 million and $3.7 million for the quarters ended March 31, 2007 and 2006, respectively.

(5)	Represents the elimination of inter-segment transactions.

(6)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from operating revenues and then adding earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

(7)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(8)	Includes $42.8 million and $39.6 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2007 and December 31, 2006, respectively.

(9)	Includes $63.7 million and $58.5 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2007 and December 31, 2006, respectively.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, statements of income and cash flows for each quarter ended March 31, 2007 and 2006 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	March 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$12,889	$2,638	$8	$445,692	$—	$461,227
Short-term investments	—	—	—	489,785	—	489,785
Accounts receivable, net	—	—	—	1,130,614	—	1,130,614
Inventory	—	—	—	114,366	—	114,366
Deferred income taxes	—	—	—	37,790	—	37,790
Other current assets	162	1,097	376	178,782	—	180,417

Total current assets	13,051	3,735	384	2,397,029	—	2,414,199
Long-term investments	—	—	—	549,773	—	549,773
Property, plant and equipment, net	—	—	—	5,810,745	—	5,810,745
Goodwill, net	—	—	—	372,596		372,596
Intercompany receivables	402,268	1,351,272	—	19,944	(1,773,484)	—
Investments in affiliates	3,417,886	3,895,022	293,439	1,482,073	(8,978,487)	109,933
Other long-term assets	—	30,756	568	291,836	—	323,160

Total assets	$3,833,205	$5,280,785	$294,391	$10,923,996	$(10,751,971)	$9,580,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9	$24	$—	$492,052	$—	$492,085
Accrued liabilities	1,681	11,634	1,409	275,598	—	290,322
Income taxes payable	—	81,070	2,728	76,444	—	160,242

Total current liabilities	1,690	92,728	4,137	844,094	—	942,649
Long-term debt	—	3,780,298	224,362	—	—	4,004,660
Other long-term liabilities	—	—	—	272,111	—	272,111
Deferred income taxes	—	25,543	1	503,927	—	529,471
Intercompany payable	—	—	4,013	1,769,471	(1,773,484)	—

Total liabilities	1,690	3,898,569	232,513	3,389,603	(1,773,484)	5,748,891

Shareholders’ equity	3,831,515	1,382,216	61,878	7,534,393	(8,978,487)	3,831,515

Total liabilities and shareholders’ equity	$3,833,205	$5,280,785	$294,391	$10,923,996	$(10,751,971)	$9,580,406

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$14,874	$2,394	$8	$683,273	$—	$700,549
Short-term investments	—	—	—	439,467	—	439,467
Accounts receivable, net	—	—	—	1,109,738	—	1,109,738
Inventory	—	—	—	100,487	—	100,487
Deferred income taxes	—	—	—	38,081	—	38,081
Other current assets	162	1,103	376	114,893	—	116,534

Total current assets	15,036	3,497	384	2,485,939	—	2,504,856
Long-term investments	—	—	—	513,269	—	513,269
Property, plant and equipment, net	—	—	—	5,410,101	—	5,410,101
Goodwill, net	—	—	—	362,269	—	362,269
Intercompany receivables	343,644	1,151,556	—	19,944	(1,515,144)	—
Investments in affiliates	3,184,303	3,748,626	286,818	1,318,478	(8,440,176)	98,049
Other long-term assets	—	249,040	608	220,025	(215,914)	253,759

Total assets	$3,542,983	$5,152,719	$287,810	$10,330,025	$(10,171,234)	$9,142,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35	$22	$—	$459,122	$—	$459,179
Accrued liabilities	6,295	8,870	4,151	275,642	—	294,958
Income taxes payable	—	81,429	1,792	17,002	—	100,223

Total current liabilities	6,330	90,321	5,943	751,766	—	854,360
Long-term debt	—	3,779,778	224,296	—	—	4,004,074
Other long-term liabilities	—	—	—	208,553	—	208,553
Deferred income taxes	—	50,696	—	703,881	(215,914)	538,663
Intercompany payable	—	—	3,733	1,511,411	(1,515,144)	—

Total liabilities	6,330	3,920,795	233,972	3,175,611	(1,731,058)	5,605,650

Shareholders’ equity	3,536,653	1,231,924	53,838	7,154,414	(8,440,176)	3,536,653

Total liabilities and shareholders’ equity	$3,542,983	$5,152,719	$287,810	$10,330,025	$(10,171,234)	$9,142,303

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

	Quarter Ended March 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$1,260,643	$—	$1,260,643
Earnings from unconsolidated affiliates	—	—	—	12,441	—	12,441
Earnings from consolidated affiliates	266,013	157,697	6,621	165,608	(595,939)	—
Investment income	227	21	—	28,461	—	28,709
Intercompany interest income	989	19,401	—	—	(20,390)	—

Total revenues and other income	267,229	177,119	6,621	1,467,153	(616,329)	1,301,793

Costs and other deductions:
Direct costs	—	—	—	697,304	—	697,304
General and administrative expenses	4,652	(120)	2	110,610	(170)	114,974
Depreciation and amortization	—	150	—	105,078	—	105,228
Depletion	—	—	—	6,625	—	6,625
Interest expense	—	12,779	2,860	(2,590)	—	13,049
Intercompany interest expense	415	—	—	19,975	(20,390)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(25)	—	13,893	170	14,038

Total costs and other deductions	5,067	12,784	2,862	950,895	(20,390)	951,218

Income before income taxes	262,162	164,335	3,759	516,258	(595,939)	350,575

Income tax expense	—	2,456	1,203	84,754	—	88,413

Net income	$262,162	$161,879	$2,556	$431,504	$(595,939)	$262,162

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended March 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$1,163,926	$—	$1,163,926
Earnings from unconsolidated affiliates	—	—	—	4,399	—	4,399
Earnings from consolidated affiliates	259,952	200,708	5,346	208,962	(674,968)	—
Investment income	76	127	—	13,667	—	13,870
Intercompany interest income	986	15,792	—	—	(16,778)	—

Total revenues and other income	261,014	216,627	5,346	1,390,954	(691,746)	1,182,195

Costs and other deductions:
Direct costs	—	—	—	614,617	—	614,617
General and administrative expenses	4,032	25	2	84,783	(45)	88,797
Depreciation and amortization	—	150	—	81,239	—	81,389
Depletion	—	—	—	13,017	—	13,017
Interest expense	—	6,992	2,860	(1,797)	—	8,055
Intercompany interest expense	219	—	—	16,559	(16,778)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(959)	—	4,943	45	4,029

Total costs and other deductions	4,251	6,208	2,862	813,361	(16,778)	809,904

Income before income taxes	256,763	210,419	2,484	577,593	(674,968)	372,291

Income tax expense	—	3,593	845	111,090	—	115,528

Net income	$256,763	$206,826	$1,639	$466,503	$(674,968)	$256,763

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Quarter Ended March 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Consolidated Total
(In thousands)

Net cash provided by (used for) operating activities	$(59,262)	$4,957	$(5,484)	$421,412	$(5,484)	$356,139

Cash flows from investing activities:
Purchases of investments	—	—	—	(157,878)	—	(157,878)
Sales and maturities of investments	—	—	—	89,713	—	89,713
Cash paid for acquisitions of businesses, net	—	—	—	(8,391)	—	(8,391)
Capital expenditures	—	—	—	(583,211)	—	(583,211)
Proceeds from sales of assets and insurance claims	—	—	—	8,535	—	8,535
Cash paid for investments in affiliates	—	—	—	(4,644)	—	(4,644)
Cash paid for investments in consolidated affiliates	—	(5,484)	—	(5,484)	10,968	—

Net cash provided by (used for) investing activities	—	(5,484)	—	(661,360)	10,968	(655,876)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	699	—	699
Proceeds from issuance of common shares	58,975	—	—	—	—	58,975
Tax benefit related to the exercise of stock options	—	771	—	—	—	771
Proceeds from parent contributions		—	5,484	5,484	(10,968)	—
Cash dividends paid	—	—	—	(5,484)	5,484	—
Repurchase and retirement of common shares	(1,698)	—	—	—	—	(1,698)

Net cash provided by (used for) financing activities	57,277	771	5,484	699	(5,484)	58,747

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,668	—	1,668

Net (decrease) increase in cash and cash equivalents	(1,985)	244	—	(237,581)	—	(239,322)
Cash and cash equivalents, beginning of period	14,874	2,394	8	683,273	—	700,549

Cash and cash equivalents, end of period	$12,889	$2,638	$8	$445,692	$—	$461,227

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended March 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Net cash provided by (used for) operating activities	$1,197,034	$23,447	$(5,484)	$53,601	$(872,632)	$395,966

Cash flows from investing activities:
Purchases of investments	—	—	—	(38,769)	—	(38,769)
Sales and maturities of investments	—	—	—	701,158	—	701,158
Cash paid for acquisitions of businesses, net	—	—	—	(49,309)	—	(49,309)
Deposits released for acquisitions	—	—	—	35,844	—	35,844
Capital expenditures				(346,211)	—	(346,211)
Proceeds from sales of assets and insurance claims	—	—	—	2,416	—	2,416
Cash paid for investments in consolidated affiliates	(977,927)	(328,566)	—	(1,083,572)	2,390,065	—

Net cash provided by (used for) investing activities	(977,927)	(328,566)	—	(778,443)	2,390,065	305,129

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	9,898	—	9,898
Reduction of long-term debt	—	(769,789)	—	—	—	(769,789)
Proceeds from issuance of common shares	8,263	—	—	—	—	8,263
Repurchase and retirement of common shares	(222,384)	—	—	—	—	(222,384)
Tax benefit related to the exercise of stock options	—	1,815	—	—	—	1,815
Proceeds from parent contributions	—	1,078,088	5,484	1,306,493	(2,390,065)	—
Cash dividends paid	—	(4,966)	—	(867,666)	872,632	—

Net cash (used for) provided by financing activities	(214,121)	305,148	5,484	448,725	(1,517,433)	(972,197)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(597)	—	(597)

Net (decrease) increase in cash and cash equivalents	4,986	29	—	(276,714)	—	(271,699)
Cash and cash equivalents, beginning of period	527	14	11	564,449	—	565,001

Cash and cash equivalents, end of period	$5,513	$43	$11	$287,735	$—	$293,302

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of March 31, 2007, and the related consolidated statements of income, of cash flows and of changes in shareholders’ equity for the three-month periods ended March 31, 2007 and 2006. This interim financial information is the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of cash flows, and of changes in shareholders’ equity for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated March 1, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

Houston, Texas
May 9, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007, under Part 1, Item 1A, “Risk Factors.” Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” or “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

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

Nabors is the largest land drilling contractor in the world. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada and is a leading provider of offshore platform workover and drilling rigs in the United States and multiple international markets. To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. We provide subcontracted logistics services for onshore drilling and well-servicing operations in Canada using helicopter and fixed-winged aircraft. We also invest in oil and gas exploration, development and production activities.

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

The magnitude of customer spending on new and existing wells is the primary driver of our business. The primary determinant of customer spending is the degree of their cash flow and earnings which are largely determined by natural gas prices in our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary determinate in our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $6.61 per million cubic feet (mcf) during the period from April 1, 2006 through March 31, 2007, down from a $9.19 per mcf average during the period from April 1, 2005 through March 31, 2006. West Texas intermediate spot oil prices (per Bloomberg) averaged $64.81 per barrel during the period from April 1, 2006 through March 31, 2007, up from a $59.89 per barrel average during the period from April 1, 2005 through March 31, 2006.

Operating revenues and Earnings from unconsolidated affiliates for the first quarter ended March 31, 2007 totaled $1.3 billion, representing an increase of $104.8 million, or 9%, compared to the prior year quarter. Revenues have increased as a result of higher average dayrates, driven by sustained higher oil prices and continuing high natural gas prices. Adjusted income derived from operating activities and net income for the first quarter ended March 31, 2007 totaled $349.0 million and $262.2 million ($.92 per diluted share), respectively, representing a decrease of 6% and an increase of 2%, respectively, compared to the prior year quarter.

The decrease in our adjusted income derived from operating activities during the first quarter ended March 31, 2007 as compared to the prior year quarter related primarily to our U.S. Lower 48, U.S. Land Well-Servicing and Canada Drilling operations, where activity levels decreased as a result of lower natural gas prices and inclement weather. Operating results were further impacted by higher levels of depreciation expense due to our capital expenditures and higher general and administrative expenses due to an increase in wages and burden for a majority of our operating segments during the first quarter of 2007.

Our operating results for 2007 are expected to remain relatively flat compared to levels realized during 2006, due to a moderating outlook for our North American natural gas related businesses, as a result of lower returns for our customers from lower average commodity price expectations in the face of higher costs and an influx of rig capacity additions to these markets.

We anticipate that 2007 results for our U.S. Lower 48 Land Drilling and Canadian drilling operations are likely to be significantly lower than 2006 with a slower market and an influx of rig capacity in the U.S. Lower 48 market and more extensive market weakness in Canada. We expect increases in our International operations followed by our Alaskan and U.S. Offshore businesses resulting from incremental income yet to be realized from 2006 and 2007 rig deployments most of which are for multi-year contracts and further income increments from the expected renewals of existing multi-year contracts to much higher current market rates.

The following table sets forth certain information with respect to our reportable segments and rig activity:

	Quarter Ended March 31,		Increase
	2007	2006	(Decrease)
(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$452,596	$426,350	$26,246	6%
U.S. Land Well-servicing	182,218	160,733	21,485	13%
U.S. Offshore	55,775	43,526	12,249	28%
Alaska	47,836	26,806	21,030	78%
Canada	193,280	226,557	(33,277)	(15)%
International	224,482	146,895	77,587	53%

Subtotal Contract Drilling(2)	1,156,187	1,030,867	125,320	12%
Oil and Gas	13,129	29,837	(16,708)	(56)%
Other Operating Segments(3)(4)	156,920	151,703	5,217	3%
Other reconciling items(5)	(53,152)	(44,082)	(9,070)	(21)%

Total	$1,273,084	$1,168,325	$104,759	9%

Adjusted income (loss) derived from operating activities:(6)
Contract Drilling:
U.S. Lower 48 Land Drilling	$172,926	$179,731	$(6,805)	(4)%
U.S. Land Well-servicing	43,356	46,070	(2,714)	(6)%
U.S. Offshore	15,049	10,454	4,595	44%
Alaska	16,567	4,242	12,325	291%
Canada	53,128	83,102	(29,974)	(36)%
International	66,018	37,497	28,521	76%

Subtotal Contract Drilling	367,044	361,096	5,948	2%
Oil and Gas	1,128	13,436	(12,308)	(92)%
Other Operating Segments	20,808	20,567	241	1%
Other reconciling items(7)	(40,027)	(24,594)	(15,433)	(63)%

Total	$348,953	$370,505	$(21,552)	(6)%
Interest expense	(13,049)	(8,055)	(4,994)	(62)%
Investment income	28,709	13,870	14,839	107%
Gains (Losses) on sales of long-lived assets, impairment charges and other income (expense), net	(14,038)	(4,029)	(10,009)	(248)%

Income before income taxes	$350,575	$372,291	$(21,716)	(6)%

Rig activity:
Rig years:(8)
U.S. Lower 48 Land Drilling	243.0	253.4	(10.4)	(4)%
U.S. Offshore	17.2	14.9	2.3	15%
Alaska	9.5	7.2	2.3	32%
Canada	58.1	73.3	(15.2)	(21)%
International(9)	111.6	86.3	25.3	29%

Total rig years	439.4	435.1	4.3	1%

Rig hours: (10)
U.S. Land Well-servicing	299,088	311,768	(12,680)	(4)%
Canadian Well-servicing	97,588	121,224	(23,636)	(19)%

Total rig hours	396,676	432,992	(36,316)	(8%)

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (loss), net from unconsolidated affiliates, accounted for by the equity method, of $1.7 million and $.7 million for the quarters ended March 31, 2007 and 2006, respectively.

(3)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(4)	Includes earnings (loss), net from unconsolidated affiliates, accounted for by the equity method, of $10.7 million and $3.7 million for the quarters ended March 31, 2007 and 2006, respectively.

(5)	Represents the elimination of inter-segment transactions.

(6)	Adjusted income (loss) derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(7)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(8)	Excludes well-servicing rigs, which are measured in rig hours. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(9)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the quarters ended March 31, 2007 and 2006, respectively.

(10)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment are as follows:

	Quarter Ended March 31,
	2007	2006	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$452,596	$426,350	$26,246	6%
Adjusted income derived from operating activities	$172,926	$179,731	$(6,805)	(4)%
Rig years	243.0	253.4	(10.4)	(4)%

Operating revenues and Earnings from unconsolidated affiliates during the first quarter ended March 31, 2007 increased slightly from the prior year quarter due to an increase in average dayrates, which is driven by the sustained historical level of natural gas prices. The decrease in operating results primarily resulted from increased drilling rig operating costs, including depreciation expense related to capital expansion projects, and a decrease in rig years.

U.S. Land Well-servicing.  The results of operations for this reportable segment are as follows:

	Quarter Ended March 31,
	2007	2006	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$182,218	$160,733	$21,485	13%
Adjusted income derived from operating activities	$43,356	$46,070	$(2,714)	(6)%
Rig hours	299,088	311,768	(12,680)	(4)%

Operating revenues and Earnings from unconsolidated affiliates increased during the first quarter ended March 31, 2007 over the prior year quarter due to higher average dayrates, driven by a sustained level of higher oil prices. The decrease in operating results reflects lower utilization caused in part by inclement weather conditions in Texas, Oklahoma and California as well as higher depreciation expense related to capital expansion projects.

U.S. Offshore.  The results of operations for this reportable segment are as follows:

	Quarter Ended March 31,
	2007	2006	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$55,775	$43,526	$12,249	28%
Adjusted income derived from operating activities	$15,049	$10,454	$4,595	44%
Rig years	17.2	14.9	2.3	15%

The increase in operating results during the first quarter ended March 31, 2007 as compared to the prior year quarter primarily resulted from increases in average dayrates for the entire rig fleet and increased activity. We experienced an improvement in demand for our drilling services in this market due to the sustained historical higher level of natural gas prices.

Alaska.  The results of operations for this reportable segment are as follows:

	Quarter Ended March 31,
	2007	2006	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$47,836	$26,806	$21,030	78%
Adjusted income derived from operating activities	$16,567	$4,242	$12,325	291%
Rig years	9.5	7.2	2.3	32%

The increase in operating results during the first quarter ended March 31, 2007 is primarily due to increases in average dayrates and drilling activity levels as compared to the prior year quarter. Average dayrates and drilling activity improved as a result of higher customer demand resulting from continuing higher oil prices.

Canada.  The results of operations for this reportable segment are as follows:

	Quarter Ended March 31,
	2007	2006	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$193,280	$226,557	$(33,277)	(15)%
Adjusted income derived from operating activities	$53,128	$83,102	$(29,974)	(36)%
Rig years	58.1	73.3	(15.2)	(21)%
Rig hours	97,588	121,224	(23,636)	(19)%

The decrease in operating results during the first quarter ended March 31, 2007 resulted primarily from an overall decrease in drilling and well-servicing activity and a decrease in average dayrates for drilling and well-servicing operations compared to the prior year quarter. These decreases were driven by lower commodity prices, which resulted in lower demand for our services in this market. Operating results were further impacted by increased operating expenses, including depreciation due to capital expansion projects.

International.  The results of operations for this reportable segment are as follows:

	Quarter Ended March 31,
	2007	2006	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$224,482	$146,895	$77,587	53%
Adjusted income derived from operating activities	$66,018	$37,497	$28,521	76%
Rig years	111.6	86.3	25.3	29%

The increase in operating results during the first quarter ended March 31, 2007 as compared to the prior year quarter primarily resulted from an increase in drilling activity and improved average dayrates. Driven by the higher prices of oil, the increases reflect strong customer demand in the South and Central America as well as our Middle East and African markets.

Oil and Gas

This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Quarter Ended March 31,
	2007	2006	(Decrease)
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$13,129	$29,837	$(16,708)	(56)%
Adjusted income derived from operating activities	$1,128	$13,436	$(12,308)	(92)%

The decrease in operating results during the first quarter ended March 31, 2007 as compared to the prior year quarter resulted primarily from the $20.7 million gain on the sale of certain leasehold interests in the first quarter of 2006, partially offset by impairment charges in the first quarter of 2006 to certain oil and gas properties due to lower gas prices and lower than expected performance of certain asset groups. Excluding these events, operating results were marginally lower due to overall lower commodity prices partially offset by higher volumes during the first quarter of 2007 compared to the prior year quarter and continuing higher seismic costs and higher general and administrative costs, including costs related to oil and gas leasing projects during the current quarter.

Other Operating Segments

These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Quarter Ended March 31,
	2007	2006	Increase
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$156,920	$151,703	$5,217	3%
Adjusted income derived from operating activities	$20,808	$20,567	$241	1%

The slight increase in our operating results during the first quarter ended March 31, 2007 as compared to the prior year quarter primarily resulted from (i) increased sales of top drives driven by the strengthened oil market, and increased equipment sales from the acquisition of Pragma in the second quarter of 2006 and (ii) increased demand for the directional drilling market in the U.S., partially offset by a slowing Canadian directional drilling market. These increases were partially offset by (iii) decreased margins for our marine transportation and supply services driven by the lower utilization of our smaller vessels partially offset by the increased customer demand for the larger class vessels and (iv) decreased demand for construction and logistics services.

Other Financial Information

General and administrative expenses

	Quarter Ended March 31,
	2007	2006	Increase
(In thousands, except percentages)

General and administrative expenses	$114,974	$88,797	$26,177	29%
General and administrative expenses as a percentage of operating revenues	9.1%	7.6%	2%	20%

General and administrative expenses increased during the first quarter ended March 31, 2007 as compared to the first quarter ended March 31, 2006 primarily as a result of increases in wages and burden for a majority of our operating segments, which primarily resulted from an increase in the number of employees and higher wages, and professional fees and employee related taxes in connection with the review of the Company’s stock option granting practices.

Depreciation and amortization, and depletion expense

	Quarter Ended March 31,
	2007	2006	Increase (Decrease)
(In thousands, except percentages)

Depreciation and amortization expense	$105,228	$81,389	$23,839	29%
Depletion expense	$6,625	$13,017	$(6,392)	(49)%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the first quarter ended March 31, 2007 compared to the prior year quarter as a result of depreciation on increased capital expenditures made throughout 2006 and in the first quarter of 2007.

Depletion expense.  Depletion expense decreased during the first quarter ended March 31, 2007 compared to the prior year quarter due to an impairment charge recorded during the quarter ended March 31, 2006. The decrease in depletion expense during the first quarter ended March 31, 2007 was partially offset by higher unit-of-production depletion from higher oil and gas production volumes from new wells coming on line in 2007.

Interest expense

	Quarter Ended March 31,
	2007	2006	Increase
(In thousands, except percentages)

Interest expense	$13,049	$8,055	$4,994	62%

Interest expense increased during the first quarter ended March 31, 2007 compared to the prior year quarter as a result of the additional interest expense related to the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011. This increase was partially offset by interest expense reductions resulting from the redemption of 93% or $769.8 million of our zero coupon convertible senior debentures due 2021 on February 6, 2006.

Investment income

	Quarter Ended March 31,
	2007	2006	Increase
(In thousands, except percentages)

Investment income	$28,709	$13,870	$14,839	107%

Investment income increased during the first quarter ended March 31, 2007 compared to the prior year quarter as a result of higher interest income earned on investments in cash and short-term and long-term investments due to rising interest rates and a higher average investment balance related to the proceeds from the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011 received in May 2006. The proceeds from the note issuance were reduced by approximately $1.2 billion, which represents the cost of the purchase of the call options and the buy back of our stock, net of the sale of warrants during 2006.

Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net

	Quarter Ended March 31,
	2007	2006	Increase
(In thousands, except percentages)

Gains (Losses) on sales of long-lived assets, impairment charges and other income (expense), net	$(14,038)	$(4,029)	$10,009	248%

The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the first quarter ended March 31, 2007, includes increases to our litigation reserves of approximately $8.3 million and losses on long-lived assets of approximately $6.2 million. The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the quarter ended March 31, 2006, included losses on long-term assets of approximately $3.2 million.

Income tax rate

	Quarter Ended March 31,
	2007	2006	(Decrease)
(In thousands, except percentages)

Effective income tax rate	25.2%	31.0%	(6)%	(19)%

Our effective income tax rate was 25.2% for the first quarter ended March 31, 2007, compared to 31.0% during the prior year quarter. The decrease in our effective income tax rate resulted from a lower proportion of our taxable income being generated in the U.S. during the first quarter ended March 31, 2007, compared to the prior year quarter. Income generated in the U.S. is generally taxed at a higher rate than in the international jurisdictions in which we operate.

Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax reserves are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our financial position, income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

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

We expect our effective tax rate during 2007 to be in the 25-28% range. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income tax. One of the most volatile factors in this determination is the relative proportion of our income being recognized in high versus low tax jurisdictions.

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the quarters ended March 31, 2007 and 2006.

Operating Activities.  Net cash provided by operating activities totaled $356.1 million during the first quarter ended March 31, 2007, compared to net cash provided by operating activities of $396.0 million during the prior year quarter. During the quarters ended March 31, 2007 and 2006, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital and other balance sheet accounts.

Investing Activities.  Net cash used for investing activities totaled $655.9 million during the first quarter ended March 31, 2007, compared to net cash provided by investing activities of $305.1 million during the prior year quarter. During the first quarter ended March 31, 2007, cash was used for capital expenditures totaling $583.2 million and purchases of investments, net of sales, totaling $68.2 million. During the quarter ended March 31, 2006, cash was used for capital expenditures totaling $346.2 million, which was offset by sales, net of purchases, of investments totaling $662.4 million.

Financing Activities.  Net cash provided by financing activities totaled $58.7 million during the first quarter ended March 31, 2007, compared to net cash used for financing activities of $972.2 million during the prior year quarter. During the first quarter ended March 31, 2007, cash was provided by our receipt of proceeds totaling $59.0 million from the exercise of options to acquire our common shares by our employees. During the quarter ended March 31, 2006, cash was used for the redemption of 93% of our zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million and for repurchases of our common shares in the open market for $222.4 million, and was provided by our receipt of proceeds totaling $8.3 million from the exercise of options to acquire our common shares by our employees. We treat the redemption price, including accrued original discount, on our convertible debt instruments as a financing activity for purposes of reporting cash flows in our consolidated statements of cash flows.

Future Cash Requirements

As of March 31, 2007, we had long-term debt of $4.0 billion and cash and cash equivalents and investments of $1.5 billion.

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

The $700 million zero coupon senior exchangeable notes provide that upon an exchange of these notes, we will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the note indentures. The notes cannot be exchanged until the price for our shares exceeds $42.06 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, or with respect to all calendar quarters beginning on or after July 1, 2008, $38.56 on such last trading day, or subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate; or if Nabors Delaware calls the notes for redemption; or upon the occurrence of specified corporate transactions described in the note indenture. The holders of the notes have the right to require us to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes on June 15, 2008, and therefore, the notes will be classified in current liabilities in our balance sheet as of June 30, 2007.

As of March 31, 2007, we had outstanding purchase commitments of approximately $574.4 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $1.8 - $2.0 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of drilling and well-servicing rigs that we own and operate and will consist primarily of land drilling and well-servicing rigs. Land drilling rigs are expected to be in place by the end of the current fiscal year while well-servicing rigs are expected to be in place by the first quarter of 2009. The increase in capital expenditures is expected across a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian and International operations.

We have historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of our common shares. Future acquisitions may be paid for using existing cash or issuance of debt or Nabors’

common shares. Such capital expenditures and acquisitions will depend on our view of market conditions and other factors.

During 2002, our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we were authorized to purchase up to $400 million of our common shares. During the first quarter of 2006 we repurchased and retired 6.4 million of our common shares under this program for $222.4 million. In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. For the quarter ended March 31, 2007, there were no repurchases of our common stock relating to this program. As of March 31, 2007, we had $406.3 million of shares that still may be purchased under this share repurchase program.

In connection with the adoption of FIN 48 on January 1, 2007, we have recorded an increase of $45 million to our reserves for uncertain tax positions. As of March 31, 2007, the Company had approximately $116.4 million of unrecognized tax benefits recorded as other long-term liabilities. Other than the adoption of FIN 48, there have been no significant changes to our contractual cash obligations table which was included in our 2006 Annual Report on Form 10-K. Because of the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities, our contractual cash obligations table is not presented.

See Note 6 to our accompanying consolidated financial statements for discussion of commitments and contingencies that could have a potential impact on our financial position, results of operations or cash flows in future periods.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of March 31, 2007, we had cash and cash equivalents and investments of $1.5 billion (including $549.8 million of long-term investments) and working capital of $1.5 billion. This compares to cash and cash equivalents and investments of $1.7 billion (including $513.3 million of long-term investments) and working capital of $1.7 billion as of December 31, 2006.

Our gross funded debt to capital ratio was 0.48:1 as of March 31, 2007 and 0.50:1 as of December 31, 2006. Our net funded debt to capital ratio was 0.37:1 as of March 31, 2007 and 0.37:1 as of December 31, 2006. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments. Capital is defined as shareholders’ equity.

Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. Long-term investments consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as nonmarketable because they do not have published fair values. Our interest coverage ratio was 35.1:1 as of March 31, 2007, compared to 39.2:1 as of December 31, 2006. The interest coverage ratio is a trailing twelve-month computation of the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense.

We have four letter of credit facilities with various banks as of March 31, 2007. Availability and borrowings under our credit facilities as of March 31, 2007 are as follows:

(In thousands)
Credit available	$197,545
Letters of credit outstanding	157,808

Remaining availability	$39,737

We have a shelf registration statement on file with the SEC to allow us to offer, from time to time, up to $700 million in debt securities, guarantees of debt securities, preferred shares, depository shares, common shares, share purchase contracts, share purchase units and warrants. We currently have not issued any securities registered under this registration statement.

Our current cash and cash equivalents, short-term and long-term investments and projected cash flows generated from current operations are expected to more than adequately finance our purchase commitments, our debt service requirements, and all other expected cash requirements for the next twelve months. However, as discussed under Future Cash Requirements above, the $2.75 billion 0.94% senior exchangeable notes and $700 million zero coupon senior exchangeable notes can be exchanged when the price of our shares exceeds $59.57 and $42.06, respectively, for the required periods of time, resulting in our payment of the principal amount of the notes, or $2.75 billion and $700 million, respectively, in cash.

On April 30, 2007, the market price for our shares closed at $32.12. If the market price threshold of $59.57 or $42.06 was exceeded and the notes were exchanged or if the holders of the $700 million notes require us to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes on June 15, 2008, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange or purchase of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Moody’s Investor Service and Fitch Ratings, which are currently “A3” and “A−”, respectively, and our historical ability to access those markets as needed.

See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Other Matters

Critical Accounting Estimates

We disclosed our critical accounting estimates in our 2006 Annual Report on Form 10-K. No significant changes have occurred to those policies except for our adoption of FIN 48 effective January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements reflect the expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and relevant facts, but without considering time values. For a discussion of the impact of our adoption of FIN 48, see Note 4 to our accompanying unaudited financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to market risk through changes in interest rates and foreign currency risk arising from our operations in international markets as discussed in our 2006 Annual Report on Form 10-K. There have been no material changes in our exposure to market risk from that disclosed in our 2006 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. Because we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. There has not been any changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 6, 2007, a purported shareholder derivative action entitled Kenneth H. Karstedt v. Eugene M. Isenberg, et al was filed in the United States District Court for the Southern District of Texas against the Company’s officers and directors, and against the Company as a nominal defendant. The complaint alleges that stock options were priced retroactively and were improperly accounted for, and alleges various causes of action based on that assertion. The complaint seeks, among other things, payment by the defendants to the Company of damages allegedly suffered by it and disgorgement of profits. On March 5, 2007, another purported shareholder derivative action entitled Gail McKinney v. Eugene M. Isenberg, et al was also filed in the United States District Court for the

Southern District of Texas. The complaint makes substantially the same allegations against the same defendants and seeks the same elements of damages. The two derivative actions have been consolidated into one proceeding. The ultimate outcome of this matter cannot be determined at this time.

During the fourth quarter of 2006 and the first quarter of 2007, a review was conducted of the Company’s granting practices and accounting for certain employee equity awards to both the senior executives of the Company and other employees from 1988 through 2006. Based on the results of the review, the Company recorded a noncash charge of $38.3 million, net of tax, at December 31, 2006. The Company determined that no restatement of its historical financial statements was necessary because there were no findings of fraud or intentional wrongdoing, and because the effects of certain revised measurement dates were not material in any fiscal year.

In a letter dated December 28, 2006, the SEC staff advised us that it had commenced an informal inquiry regarding our stock option grants and related practices, procedures and accounting. We have cooperated with this inquiry. The staff of the Securities and Exchange Commission has informed us that they intend to close the informal inquiry regarding our historical stock option granting practices and related accounting without recommending any enforcement action at this time.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended March 31, 2007 in our “Risk Factors” as discussed in our 2006 Annual Report on Form 10-K.

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

NABORS INDUSTRIES LTD.

Date: May 9, 2007	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and Chief Executive Officer

Date: May 9, 2007	/s/ Bruce P. Koch
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