Form 10-Q
period 2007-06-30
NABORS INDUSTRIES LTD
filed 2007-08-03
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of common shares, par value $.001 per share, outstanding as of July 27, 2007 was 282,309,214. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 135,036 exchangeable shares outstanding as of July 27, 2007 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$608,739	$700,549
Short-term investments	218,552	439,467
Accounts receivable, net	1,035,895	1,109,738
Inventory	127,368	100,487
Deferred income taxes	36,943	38,081
Other current assets	230,729	116,534

Total current assets	2,258,226	2,504,856
Long-term investments	480,341	513,269
Property, plant and equipment, net	6,298,371	5,410,101
Goodwill	388,981	362,269
Other long-term assets	486,341	351,808

Total assets	$9,912,260	$9,142,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700,000	$—
Trade accounts payable	508,712	459,179
Accrued liabilities	321,547	294,958
Income taxes payable	118,426	100,223

Total current liabilities	1,648,685	854,360
Long-term debt	3,305,249	4,004,074
Other long-term liabilities	295,223	208,553
Deferred income taxes	540,488	538,663

Total liabilities	5,789,645	5,605,650

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 303,940 and 299,333, respectively	304	299
Capital in excess of par value	1,721,200	1,637,204
Accumulated other comprehensive income	257,695	201,261
Retained earnings	2,918,900	2,473,373
Less: treasury shares, at cost, 22,340 common shares	(775,484)	(775,484)

Total shareholders’ equity	4,122,615	3,536,653

Total liabilities and shareholders’ equity	$9,912,260	$9,142,303

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Revenues and other income:
Operating revenues	$1,162,773	$1,118,000	$2,423,416	$2,281,926
Earnings from unconsolidated affiliates	3,436	9,370	15,877	13,769
Investment (loss) income	(9,272)	16,728	19,437	30,598

Total revenues and other income	1,156,937	1,144,098	2,458,730	2,326,293

Costs and other deductions:
Direct costs	649,969	594,226	1,347,273	1,208,843
General and administrative expenses	100,989	87,830	215,963	176,627
Depreciation and amortization	112,988	87,946	218,216	169,335
Depletion	9,160	7,913	15,785	20,930
Interest expense	13,716	12,168	26,765	20,223
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	(39,510)	4,216	(25,472)	8,245

Total costs and other deductions	847,312	794,299	1,798,530	1,604,203

Income before income taxes	309,625	349,799	660,200	722,090

Income tax (benefit) expense:
Current	58,828	58,549	168,909	119,974
Deferred	22,448	57,817	780	111,920

Total income tax expense	81,276	116,366	169,689	231,894

Net income	$228,349	233,433	$490,511	$490,196

Earnings per share:
Basic	$.82	.79	$1.76	$1.61
Diluted	$.79	.77	$1.71	$1.56
Weighted-average number of common shares outstanding:
Basic	279,253	294,419	278,098	303,704

Diluted	287,898	304,394	286,356	314,608

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$490,511	$490,196
Adjustments to net income:
Depreciation and amortization	218,216	169,335
Depletion	15,785	20,930
Deferred income tax (benefit) expense	780	111,920
Deferred financing costs amortization	4,176	2,104
Pension liability amortization	240	210
Discount amortization on long-term debt	974	2,888
Amortization of loss on hedges	276	277
(Gains) losses on long-lived assets, net	(29,547)	8,111
Losses (gains) on investments, net	2,665	(7,696)
Gains on derivative instruments	(979)	(1,642)
Share-based compensation	16,285	15,150
Foreign currency transaction gains, net	(3,290)	(7)
Equity in earnings of unconsolidated affiliates, net of dividends	(4,291)	(11,336)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	88,267	(163,397)
Inventory	(24,213)	(18,028)
Other current assets	(56,644)	(13,249)
Other long-term assets	(127,262)	(24,271)
Trade accounts payable and accrued liabilities	37,710	82,112
Income taxes payable	(24,811)	57,446
Other long-term liabilities	50,537	20,513

Net cash provided by operating activities	655,385	741,566

Cash flows from investing activities:
Purchases of investments	(203,222)	(212,682)
Sales and maturities of investments	366,239	727,741
Cash paid for acquisitions of businesses, net	(8,391)	(82,236)
Deposits released for acquisitions	—	35,844
Capital expenditures	(1,095,496)	(840,006)
Investment in affiliates	(8,433)	(2,433)
Proceeds from sales of assets and insurance claims	119,447	7,794

Net cash used for investing activities	(829,856)	(365,978)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	12,042	(26,322)
Proceeds from long-term debt	—	2,750,000
Reduction of long-term debt	—	(769,789)
Proceeds from sale of warrants	—	421,162
Purchase of exchangeable note hedge	—	(583,550)
Debt issuance costs	—	(27,500)
Proceeds from issuance of common shares	67,824	19,173
Repurchase and retirement of common shares	(1,811)	(1,309,102)
Tax benefit related to the exercise of stock options	784	3,954

Net cash provided by financing activities	78,839	478,026

Effect of exchange rate changes on cash and cash equivalents	3,822	645

Net (decrease) in cash and cash equivalents	(91,810)	854,259
Cash and cash equivalents, beginning of period	700,549	565,001

Cash and cash equivalents, end of period	$608,739	$1,419,260

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)
				Unrealized
	Common			Gains
	Shares		Capital in	(Losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2006	299,333	$299	$1,637,204	$33,400	$171,160	$(3,299)	$2,473,373	$(775,484)	$3,536,653

Comprehensive income (loss):
Net income							490,511		490,511
Translation adjustment					89,780				89,780
Unrealized gains on marketable securities, net of income taxes of $452				13,476					13,476
Less: reclassification adjustment for gains included in net income, net of income tax benefit of $2,662				(47,048)					(47,048)
Pension liability amortization, net of income taxes of $89						151			151
Amortization of loss on cash flow hedges						75			75

Total comprehensive income (loss)	—	—	—	(33,572)	89,780	226	490,511	—	546,945

Cumulative effect of adoption of FIN 48 effective January 1, 2007							(44,984)		(44,984)
Issuance of common shares for stock options exercised	2,982	3	67,821						67,824
Nabors Exchangeco shares exchanged	36								—
Tax effect of exercised stock option deductions			1,703						1,703
Restricted stock awards, net	1,589	2	(1,813)						(1,811)
Share-based compensation			16,285						16,285

Subtotal	4,607	5	83,996	—	—	—	(44,984)	—	39,017

Balances, June 30, 2007	303,940	$304	$1,721,200	$(172)	$260,940	$(3,073)	$2,918,900	$(775,484)	$4,122,615

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)
	Common				Unrealized Gains
	Shares		Capital in		(Losses) on	Cumulative				Total
		Par	Excess of	Unearned	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2005	315,393	$315	$1,590,968	$(15,649)	$18,865	$178,109	$(3,994)	$1,989,526	$—	$3,758,140

Comprehensive income (loss):
Net income								490,196		490,196
Translation adjustment						34,353				34,353
Unrealized gains on marketable securities, net of income taxes of $667					15,752					15,752
Less: reclassification adjustment for gains included in net income, net of income tax expense of $17					(1,408)					(1,408)
Pension liability amortization, net of income taxes of $78							132			132
Amortization of loss on cash flow hedges							75			75

Total comprehensive income	—	—	—	—-	14,344	34,353	207	490,196	—	539,100

Adoption of SFAS 123-R			(15,649)	15,649						—
Issuance of common shares for stock options exercised	913	1	19,172							19,173
Nabors Exchangeco shares exchanged	42									—
Purchase of call options			(583,550)							(583,550)
Sale of warrants			421,162							421,162
Tax benefit from the purchase of call options			211,832							211,832
Repurchase and retirement of common shares	(17,935)	(18)	(90,450)					(536,889)		(627,357)
Repurchase of 19,440 treasury shares									(681,745)	(681,745)
Tax effect of exercised stock option deductions			3,954							3,954
Restricted stock awards, net	613									—
Share-based compensation			15,150							15,150

Subtotal	(16,367)	(17)	(18,379)	15,649	—	—	—	(536,889)	(681,745)	(1,221,381)

Balances, June 30, 2006	299,026	$298	$1,572,589	$—	$33,209	$212,462	$(3,787)	$1,942,833	$(681,745)	$3,075,859

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world, with approximately 650 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 615 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 190 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 41 platform, 14 jack-up units and 4 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We market 25 marine transportation and supply vessels, which provide transportation of drilling materials, supplies and crews for offshore operations. We provide logistics services for onshore drilling and well-servicing operations in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software. We also invest in oil and gas exploration, development and production activities.

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

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2006. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2007 and the results of our operations and our cash flows for the three and six months ended June 30, 2007 and 2006, in accordance with GAAP. Interim results for the three and six months ended June 30, 2007 may not be indicative of results that will be realized for the full year ending December 31, 2007.

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, all majority-owned subsidiaries, and all non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $111.1 million and $98.0 million as of June 30, 2007 and December 31, 2006, respectively, and are included in other long-term assets in our consolidated balance sheets. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment (loss) income in our consolidated statements of income and our investments in these funds are included in long-term investments in our consolidated balance sheets.

Note 3	Share-Based Compensation

The Company has several stock-based employee compensation plans, which are more fully described in Note 3 of our 2006 Annual Report on Form 10-K. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123-R”), using the modified prospective application method.

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $8.4 million and $7.4 million for the three months ended June 30, 2007 and 2006, respectively, and $16.3 million and $15.2 million for the six months ended June 30, 2007 and 2006. Share-based compensation expense has been allocated to our various operating segments (Note 10).

During the six months ended June 30, 2007, the Company awarded 1,740,763 shares of restricted stock to its employees, directors and executive officers. These awards had an aggregate value at their date of grant of $52.5 million and vest over a period of three to four years.

Note 4	Long-term Debt

Our $700 million zero coupon senior exchangeable notes due 2023 can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018 for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any. Accordingly, as our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008, the outstanding principal amount of these notes of $700 million has been reclassified from long-term debt to current liabilities in our balance sheet as of June 30, 2007. If these notes are not put to us on June 15, 2008, the notes will be reclassified back to long term debt at that time.

Note 5	Income Taxes

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, the Company recognized increases of $24 million and $21 million to its tax reserves for uncertain tax positions and interest and penalties, respectively. These increases were accounted for as an increase to other long-term liabilities and as a reduction to retained earnings at January 1, 2007. As of January 1, 2007, the Company had approximately $114.1 million of total gross unrecognized tax benefits, including $29.8 million of interest and penalties, which also represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods. As of June 30, 2007, the Company had approximately $120.1 of total gross unrecognized tax benefits, including interest and penalties, recorded as other long-term liabilities. During the three and six months ended June 30, 2007, the Company accrued and recognized estimated interest and penalties of approximately $2.4 million and $4.0 million, respectively.

We are subject to income taxes in the United States and numerous foreign jurisdictions. U.S. federal income tax returns for 2002 through 2005 are currently under examination. Internationally, income tax returns from 1995 through 2005 are currently under examination. Based on the number of tax years currently under audit by relevant Federal, State and foreign tax authorities, the Company anticipates that several of these audits could be finalized within 12 months. As a result, it is reasonably possible that the amount of the unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to previously recorded uncertain tax positions.

The Company continues to recognize interest and penalties related to income tax matters in the income tax expense line item in the consolidated statement of income.

Note 6	Common Shares

During the six months ended June 30, 2007 and 2006, our employees exercised vested options to acquire 3.0 million and .9 million of our common shares, respectively, resulting in proceeds of $67.8 million and $19.2 million, respectively.

During the six months ended June 30, 2006, we repurchased 37.4 million of our common shares in the open market for $1.31 billion. We retired 17.9 million shares during the six months ended June 30, 2006 and held 19.4 million of these shares in treasury.

Note 7	Commitments and Contingencies

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

The employment agreements each provide for an initial term of five years with an evergreen provision which automatically extended the agreement for an additional one-year term on each anniversary date, unless Nabors

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided notice to the contrary ten days prior to such anniversary. In March 2006 the Board of Directors exercised its election to fix the expiration date of the employment agreements for Messrs. Isenberg and Petrello and accordingly, these agreements will expire at the end of their current term at September 30, 2010.

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

Mr. Isenberg voluntarily agreed to amend his employment agreement in March 2006 (the “2006 Amendment”). Under the 2006 Amendment, Mr. Isenberg agreed to reduce the annual cash bonus to an amount equal to 3% of Nabors’ net cash flow (as defined in his employment agreement) in excess of 15% of the average shareholders’ equity for 2006. For the three months ended March 31, 2007, Messrs. Isenberg and Petrello voluntarily agreed to a reduction of the cash bonus in an amount equal to 3% and 1.5%, respectively, of Nabors’ net cash flow (as defined in their respective employment agreements). Mr. Isenberg voluntarily agreed to the same reduction for the three months ended June 30, 2007. For the remainder of 2007 through the expiration date of the employment agreement, the annual cash bonus will return to 6% and 2%, respectively, for Messrs. Isenberg and Petrello of Nabors’ net cash flow in excess of 15% of the average shareholders’ equity for each fiscal year.

Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives; and may receive special bonuses from time to time as determined by the Board.

Termination in the event of death, disability, or termination without cause.  In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years prior to termination, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 or 2007 Amendments reducing Mr. Isenberg’s and Mr. Petrello’s bonus percentage as described above. If, by way of example, these provisions had applied at June 30, 2007, Mr. Isenberg would have been entitled to a payment of approximately $329 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $264 million. Similarly, with respect to Mr. Petrello, had these provisions applied at June 30, 2007, Mr. Petrello would have been entitled to a payment of approximately $111 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but would not be less than approximately $103 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. The Company does not

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have insurance to cover its exposure in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the values of unvested restricted stock were approximately $30.0 million and $18.8 million, respectively, as of June 30, 2007. Neither Messrs. Isenberg nor Petrello had unvested stock options as of June 30, 2007. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.

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

Termination in the event of a Change in Control.  In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on June 30, 2007, then the payments to Messrs. Isenberg and Petrello would be approximately $329 million and $111 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the values of unvested restricted stock were approximately $30.0 million and $18.8 million, respectively, as of June 30, 2007. Neither Messrs. Isenberg nor Petrello had unvested stock options as of June 30, 2007. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for 5 years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at June 30, 2007, Mr. Isenberg would have received 3,366,666 options valued at approximately $40 million and Mr. Petrello would have received 1,683,332 options valued at approximately $20 million, in each case based upon a Black-Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on June 30, 2007, and

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assuming that the excise tax was applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $148 million and $52 million, respectively.

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

On May 31, 2006, Nabors International Finance Inc. (“NIFI”), a wholly-owned U.S. subsidiary of Nabors, received from the U.S. Internal Revenue Service (the “IRS”) two Notices of Proposed Adjustment (“NOPA”) in connection with an audit of NIFI for tax years 2002 and 2003. One NOPA proposes to deny a deduction of $85.1 million in interest expense in our 2002 tax year relating to intercompany indebtedness incurred in connection with our June 2002 transaction, whereby we reorganized as a Bermuda company. The second NOPA proposes to deny a deduction of $207.6 million in the same item of interest expense in our 2003 tax year. On August 9, 2006, NIFI received a Revenue Agent Report, asserting the adjustments relating to the two NOPAs referred to above. On September 18, 2006, NIFI filed a protest with the IRS related to the two adjustments. We have and will continue to contest the IRS position vigorously. We previously had obtained advice from our tax advisors that the deduction of such amounts was appropriate, and more recently that the position of the IRS lacks merit. At the end of 2003, the Company paid off approximately one-half of the intercompany indebtedness incurred in connection with the inversion. The IRS could propose the disallowance of the deductions that relate to the remaining inversion debt upon audit of NIFI’s 2004, 2005, 2006 and 2007 tax years. We currently have not recorded any reserves for such proposed adjustments.

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

Self-Insurance Accruals

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In a letter dated December 28, 2006, the SEC staff advised us that it had commenced an informal inquiry regarding our stock option grants and related practices, procedures and accounting. By letter dated May 7, 2007, the SEC staff informed us they had closed the investigation without any recommendation of enforcement action.

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. We are reviewing certain transactions with this vendor, which provides freight forwarding and customs clearance services, and intend to cooperate with the Department of Justice inquiry. The ultimate outcome of this review cannot be determined at this time.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
(In thousands)	Remainder of 2007	2008	2009	Thereafter	Total

Financial standby letters of credit and other financial surety instruments	$24,573	$108,008	$100	$1,953	$134,634
Contingent consideration in acquisition	—	1,063	1,063	2,124	4,250

Total	$24,573	$109,071	$1,163	$4,077	$138,884

Note 8	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Net income (numerator):
Net income — basic	$228,349	$233,433	$490,511	$490,196
Add interest expense on assumed conversion of our zero coupon senior convertible/exchangeable debentures/notes, net of tax:
$2.75 billion due 2011(1)	—	—	—	—
$82.8 million due 2021(2)	—	—	—	—
$700 million due 2023(3)	—	—	—	—

Adjusted net income — diluted	$228,349	$233,433	$490,511	$490,196

Earnings per share:
Basic	$.82	$.79	$1.76	$1.61
Diluted	$.79	$.77	$1.71	$1.56
Shares (denominator):
Weighted-average number of shares outstanding - basic(4)	279,253	294,419	278,098	303,704
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	8,645	9,975	8,258	10,344
Assumed conversion of our zero coupon senior convertible/exchangeable debentures/notes:
$2.75 billion due 2011(1)	—	—	—	—
$82.8 million due 2021(2)	—	—	—	—
$700 million due 2023(3)	—	—	—	560

Weighted-average number of shares outstanding - diluted	287,898	304,394	286,356	314,608

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Diluted earnings per share for the three and six months ended June 30, 2007 and the three months ended June 30, 2006 do not include any incremental shares issuable upon the exchange of the $2.75 billion 0.94% senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $45.83 on the last trading day of the quarter, which did not occur during either the three and six months ended June 30, 2007 or the three months ended June 30, 2006. The $2.75 billion notes were issued during the quarter ended June 30, 2006 and had no effect on first quarter’s 2006 earnings per share calculation.

(2)	Diluted earnings per share for the three and six months ended June 30, 2007 and 2006 exclude approximately 1.2 million potentially dilutive shares initially issuable upon the conversion of the $82.8 million zero coupon convertible senior debentures. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $50.

(3)	Diluted earnings per share for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 do not include any incremental shares issuable upon the exchange of the $700 million zero coupon senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes, and such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $35.05 on the last trading day of the quarter. This was the case for the quarter ended March 31, 2006, and is, therefore, included in the weighted-average number of shares outstanding in our diluted earnings per share calculation for the six months ended June 30, 2006.

(4)	Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of our subsidiary, Nabors (Canada) Exchangeco Inc., respectively: 279.2 million and .1 million shares for the three months ended June 30, 2007; 294.2 million and .2 million shares for the three months ended June 30, 2006; 277.9 million and .2 million for the six months ended June 30, 2007; and 303.5 million and .2 million shares for the six months ended June 30, 2006. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors’ common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including, but not limited to, voting rights and the right to receive dividends, if any.

For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The average number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 4,322,513 and 2,001,500 shares during the three months ended June 30, 2007 and 2006, respectively, and 4,642,775 and 1,501,125 shares during the six months ended June 30, 2007 and 2006, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Supplemental Balance Sheet and Income Statement Information

Accrued liabilities include the following:

	June 30,	December 31,
(In thousands)	2007	2006

Accrued compensation	$108,170	$136,276
Deferred revenue	107,664	65,747
Workers’ compensation liabilities	28,032	28,032
Interest payable	13,208	13,024
Litigation reserves	5,647	4,536
Other taxes payable	25,742	19,906
Other accrued liabilities	33,084	27,437

	$321,547	$294,958

Our cash and cash equivalents, short-term and long-term investments consist of the following:

	June 30,	December 31,
(In thousands)	2007	2006

Cash and cash equivalents	$608,739	$700,549
Short-term investments	218,552	439,467
Long-term investments	480,341	513,269
Other current assets	52,913	—

Total	$1,360,545	$1,653,285

As of June 30, 2007 and December 31, 2006, our short-term investments consist entirely of investments in available-for-sale marketable debt and equity securities while our long-term investments consist entirely of investments in nonmarketable securities. As of June 30, 2007, our current assets included a receivable from brokers from the sale of certain marketable equity securities. The cash proceeds relating to this receivable were collected during the first week of July.

Investment income for the three months ended June 30, 2007 was a net loss of $9.3 million compared to income of $16.7 million during the prior year quarter. The loss during the current quarter reflected a net loss of $19 million from the portion of our investment portfolio that is comprised of marketable equity securities that are classified as short-term investments and our actively managed funds that are classified as long-term investments. These losses were attributable to substantial losses in two of the 30 different funds classified as long-term investments partially offset by substantial gains realized from sales of our marketable equity securities.

On June 28, 2007, the Company completed the sale of three accommodation jackups from its International operating segment to an unrelated party. As consideration for the sale, the Company received net proceeds of approximately $99 million, resulting in a $38 million gain. The gain is included in the “Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net” line item of the consolidated statements of income for the three and six months ended June 30, 2007.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Segment Information

The following tables set forth certain financial information with respect to our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006

Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$426,787	$468,787	$879,383	$895,137
U.S. Land Well-servicing	182,410	168,841	364,628	329,574
U.S. Offshore	60,316	62,554	116,091	106,080
Alaska	36,777	24,912	84,613	51,718
Canada	75,088	120,587	268,368	347,144
International	261,262	169,147	485,744	316,042

Subtotal Contract Drilling(2)	1,042,640	1,014,828	2,198,827	2,045,695
Oil and Gas(3)(4)	18,110	9,703	31,239	39,540
Other Operating Segments(5)(6)	170,484	153,593	327,404	305,296
Other reconciling items(7)	(65,025)	(50,754)	(118,177)	(94,836)

Total	$1,166,209	$1,127,370	$2,439,293	$2,295,695

Adjusted income (loss) derived from operating activities:(8)
Contract Drilling:
U.S. Lower 48 Land Drilling	$154,667	$212,696	$327,593	$392,427
U.S. Land Well-servicing	40,105	47,435	83,461	93,505
U.S. Offshore	19,206	23,667	34,255	34,121
Alaska	8,225	3,384	24,792	7,626
Canada	(7,992)	19,873	45,136	102,975
International	85,409	50,500	151,427	87,997

Subtotal Contract Drilling(2)	299,620	357,555	666,664	718,651
Oil and Gas	3,374	(584)	4,502	12,852
Other Operating Segments	19,151	18,469	39,959	39,036

Total segment adjusted income derived from operating activities	322,145	375,440	711,125	770,539
Other reconciling items(9)	(29,042)	(25,985)	(69,069)	(50,579)
Interest expense	(13,716)	(12,168)	(26,765)	(20,223)
Investment (loss) income	(9,272)	16,728	19,437	30,598
Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net	39,510	(4,216)	25,472	(8,245)

Income before income taxes	$309,625	$349,799	$660,200	$722,090

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
(In thousands)	2007	2006

Total assets:
Contract Drilling:
U.S. Lower 48 Land Drilling	$2,462,020	$2,210,070
U.S. Land Well-servicing	706,465	597,082
U.S. Offshore	448,828	456,889
Alaska	255,664	221,927
Canada	1,174,050	1,059,243
International	2,418,945	2,006,941

Subtotal Contract Drilling(10)	7,465,972	6,552,152
Oil and Gas(11)	540,016	328,114
Other Operating Segments(12)	730,365	638,600
Other reconciling items(9)	1,175,907	1,623,437

Total assets	$9,912,260	$9,142,303

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $.7 million and $4.1 million for the three months ended June 30, 2007 and 2006, respectively, and $2.5 million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively.

(3)	Represents our oil and gas exploration, development and production operations.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(.8) million for the three and six months ended June 30, 2007, and $0 for the three and six months ended June 30, 2006.

(5)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $3.5 million and $5.3 million for the three months ended June 30, 2007 and 2006, respectively, and $14.2 million and $9.0 million for the six months ended June 30, 2007 and 2006, respectively.

(7)	Represents the elimination of inter-segment transactions.

(8)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(10)	Includes $43.2 million and $39.6 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2007 and December 31, 2006, respectively.

(11)	Includes $6.8 million and $0 of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2007 and December 31, 2006, respectively.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Includes $61.1 million and $58.5 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2007 and December 31, 2006, respectively.

Note 11	Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, a wholly-owned subsidiary, and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings 1, ULC, our indirect wholly-owned subsidiary.

The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the SEC. The condensed consolidating financial information presents investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006, statements of income and cash flows for each of the three and six month periods ended June 30, 2007 and 2006 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	June 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$12,212	$2,683	$8	$593,836	$—	$608,739
Short-term investments	—	—	—	218,552	—	218,552
Accounts receivable, net	—	—	—	1,035,895	—	1,035,895
Inventory	—	—	—	127,368	—	127,368
Deferred income taxes	—	—	—	36,943	—	36,943
Other current assets	162	1,100	376	229,091	—	230,729

Total current assets	12,374	3,783	384	2,241,685	—	2,258,226
Long-term investments	—	—	—	480,341	—	480,341
Property, plant and equipment, net	—	—	—	6,298,371	—	6,298,371
Goodwill	—	—	—	388,981	—	388,981
Intercompany receivables	417,871	1,337,466	—	19,944	(1,775,281)	—
Investments in affiliates	3,694,909	4,036,079	297,083	1,627,975	(9,544,904)	111,142
Other long-term assets	—	29,296	618	345,285	—	375,199

Total assets	$4,125,154	$5,406,624	$298,085	$11,402,582	$(11,320,185)	$9,912,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long- term debt	$—	$700,000	$—	$—	$—	$700,000
Trade accounts payable	—	24	—	508,688	—	508,712
Accrued liabilities	2,539	8,858	4,151	305,999	—	321,547
Income taxes payable	—	70,694	2,887	44,845	—	118,426

Total current liabilities	2,539	779,576	7,038	859,532	—	1,648,685
Long-term debt	—	3,080,820	224,429	—	—	3,305,249
Other long-term liabilities	—	—	—	295,223	—	295,223
Deferred income taxes	—	16,201	9	524,278	—	540,488
Intercompany payable	—	—	4,205	1,771,076	(1,775,281)	—

Total liabilities	2,539	3,876,597	235,681	3,450,109	(1,775,281)	5,789,645

Shareholders’ equity	4,122,615	1,530,027	62,404	7,952,473	(9,544,904)	4,122,615

Total liabilities and shareholders’ equity	$4,125,154	$5,406,624	$298,085	$11,402,582	$(11,320,185)	$9,912,260

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$14,874	$2,394	$8	$683,273	$—	$700,549
Short-term investments	—	—	—	439,467	—	439,467
Accounts receivable, net	—	—	—	1,109,738	—	1,109,738
Inventory	—	—	—	100,487	—	100,487
Deferred income taxes	—	—	—	38,081	—	38,081
Other current assets	162	1,103	376	114,893	—	116,534

Total current assets	15,036	3,497	384	2,485,939	—	2,504,856
Long-term investments	—	—	—	513,269	—	513,269
Property, plant and equipment, net	—	—	—	5,410,101	—	5,410,101
Goodwill	—	—	—	362,269	—	362,269
Intercompany receivables	343,644	1,151,556	—	19,944	(1,515,144)	—
Investments in affiliates	3,184,303	3,748,626	286,818	1,318,478	(8,440,176)	98,049
Other long-term assets	—	249,040	608	220,025	(215,914)	253,759

Total assets	$3,542,983	$5,152,719	$287,810	$10,330,025	$(10,171,234)	$9,142,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35	$22	$—	$459,122	$—	$459,179
Accrued liabilities	6,295	8,870	4,151	275,642	—	294,958
Income taxes payable	—	81,429	1,792	17,002	—	100,223

Total current liabilities	6,330	90,321	5,943	751,766	—	854,360
Long-term debt	—	3,779,778	224,296	—	—	4,004,074
Other long-term liabilities	—	—	—	208,553	—	208,553
Deferred income taxes	—	50,696	—	703,881	(215,914)	538,663
Intercompany payable	—	—	3,733	1,511,411	(1,515,144)	—

Total liabilities	6,330	3,920,795	233,972	3,175,611	(1,731,058)	5,605,650

Shareholders’ equity	3,536,653	1,231,924	53,838	7,154,414	(8,440,176)	3,536,653

Total liabilities and shareholders’ equity	$3,542,983	$5,152,719	$287,810	$10,330,025	$(10,171,234)	$9,142,303

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$1,162,773	$—	$1,162,773
Earnings from unconsolidated affiliates	—	—	—	3,436	—	3,436
Earnings (losses) from consolidated affiliates	231,442	59,649	3,644	70,361	(365,096)	—
Investment income (loss)	107	36	—	(9,415)	—	(9,272)
Intercompany interest income	667	21,263	1	—	(21,931)	—

Total revenues and other income	232,216	80,948	3,645	1,227,155	(387,027)	1,156,937

Costs and other deductions:
Direct costs	—	—	—	649,969	—	649,969
General and administrative expenses	3,867	133	—	97,133	(144)	100,989
Depreciation and amortization	—	150	—	112,838	—	112,988
Depletion	—	—	—	9,160	—	9,160
Interest expense	—	12,776	2,872	(1,932)	—	13,716
Intercompany interest (expense)	—	—	—	21,931	(21,931)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(941)	—	(38,713)	144	(39,510)

Total costs and other deductions	3,867	12,118	2,872	850,386	(21,931)	847,312

Income before income taxes	228,349	68,830	773	376,769	(365,096)	309,625

Income tax expense	—	3,397	247	77,632	—	81,276

Net income	$228,349	$65,433	$526	$299,137	$(365,096)	$228,349

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$1,118,000	$—	$1,118,000
Earnings from unconsolidated affiliates	—	—	—	9,370	—	9,370
Earnings (losses) from consolidated affiliates	237,356	211,843	3,643	226,137	(678,979)	—
Investment income	35	9,533	—	7,160	—	16,728
Intercompany interest income	998	15,588	—	—	(16,586)	—

Total revenues and other income	238,389	236,964	3,643	1,360,667	(695,565)	1,144,098

Costs and other deductions:
Direct costs	—	—	—	594,226	—	594,226
General and administrative expenses	4,517	54	—	83,304	(45)	87,830
Depreciation and amortization	—	150	—	87,796	—	87,946
Depletion	—	—	—	7,913	—	7,913
Interest expense	—	8,057	2,860	1,251	—	12,168
Intercompany interest expense	439	—	—	16,147	(16,586)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(682)	—	4,853	45	4,216

Total costs and other deductions	4,956	7,579	2,860	795,490	(16,586)	794,299

Income before income taxes	233,433	229,385	783	565,177	(678,979)	349,799

Income tax expense	—	6,491	251	109,624	—	116,366

Net income	$233,433	$222,894	$532	$455,553	$(678,979)	$233,433

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$2,423,416	$—	$2,423,416
Earnings from unconsolidated affiliates	—	—	—	15,877	—	15,877
Earnings (losses) from consolidated affiliates	497,455	217,346	10,265	235,969	(961,035)	—
Investment (loss) income	334	57	—	19,046	—	19,437
Intercompany interest income	1,656	40,664	1	—	(42,321)	—

Total revenues and other income	499,445	258,067	10,266	2,694,308	(1,003,356)	2,458,730

Costs and other deductions:
Direct costs	—	—	—	1,347,273	—	1,347,273
General and administrative expenses	8,519	13	2	207,743	(314)	215,963
Depreciation and amortization	—	300	—	217,916	—	218,216
Depletion	—	—	—	15,785	—	15,785
Interest expense	—	25,555	5,732	(4,522)	—	26,765
Intercompany interest expense	415	—	—	41,906	(42,321)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(966)	—	(24,820)	314	(25,472)

Total costs and other deductions	8,934	24,902	5,734	1,801,281	(42,321)	1,798,530

Income before income taxes	490,511	233,165	4,532	893,027	(961,035)	660,200

Income tax expense	—	5,853	1,450	162,386	—	169,689

Net income	$490,511	$227,312	$3,082	$730,641	$(961,035)	$490,511

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$2,281,926	$—	$2,281,926
Earnings from unconsolidated affiliates	—	—	—	13,769	—	13,769
Earnings from consolidated affiliates	497,308	412,551	8,989	435,099	(1,353,947)	—
Investment income	111	9,660	—	20,827	—	30,598
Intercompany interest income	1,984	31,380	—	—	(33,364)	—

Total revenues and other income	499,403	453,591	8,989	2,751,621	(1,387,311)	2,326,293

Costs and other deductions:
Direct costs	—	—	—	1,208,843	—	1,208,843
General and administrative expenses	8,549	79	2	168,087	(90)	176,627
Depreciation and amortization	—	300	—	169,035	—	169,335
Depletion	—	—	—	20,930	—	20,930
Interest expense	—	15,049	5,720	(546)	—	20,223
Intercompany interest expense	658	—	—	32,706	(33,364)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(1,641)	—	9,796	90	8,245

Total costs and other deductions	9,207	13,787	5,722	1,608,851	(33,364)	1,604,203

Income before income taxes	490,196	439,804	3,267	1,142,770	(1,353,947)	722,090

Income tax expense	—	10,084	1,096	220,714	—	231,894

Net income	$490,196	$429,720	$2,171	$922,056	$(1,353,947)	$490,196

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Net cash (used for) provided by operating activities	$(68,675)	$4,553	$(5,484)	$730,475	$(5,484)	$655,385

Cash flows from investing activities:
Purchases of investments	—	—	—	(203,222)	—	(203,222)
Sales and maturities of investments	—	436	—	365,803	—	366,239
Cash paid for acquisitions of businesses, net	—	—	—	(8,391)	—	(8,391)
Capital expenditures	—	—	—	(1,095,496)	—	(1,095,496)
Investments in affiliates	—	—	—	(8,433)	—	(8,433)
Proceeds from sales of assets and insurance claims	—	—	—	119,447	—	119,447
Cash paid for investments in consolidated affiliates	—	(5,484)	—	(5,484)	10,968	—

Net cash used for investing activities	—	(5,048)	—	(835,776)	10,968	(829,856)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	12,042	—	12,042
Proceeds from issuance of common shares	67,824	—	—	—	—	67,824
Tax benefit related to the exercise of stock options	—	784	—	—	—	784
Proceeds from parent contributions	—	—	5,484	5,484	(10,968)	—
Cash dividends paid	—	—	—	(5,484)	5,484	—
Repurchase and retirement of common shares	(1,811)	—	—	—	—	(1,811)

Net cash provided by (used for) financing activities	66,013	784	5,484	12,042	(5,484)	78,839

Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,822	—	3,822

Net (decrease) increase in cash and cash equivalents	(2,662)	289	—	(89,437)	—	(91,810)
Cash and cash equivalents, beginning of period	14,874	2,394	8	683,273	—	700,549

Cash and cash equivalents, end of period	$12,212	$2,683	$8	$593,836	$—	$608,739

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
(In thousands)

Net cash provided by (used for) operating activities	$1,170,414	$(42,507)	$(5,484)	$2,444,379	$(2,825,236)	$741,566

Cash flows from investing activities:
Purchases of investments	—	—	—	(212,682)	—	(212,682)
Sales and maturities of investments	—	—	—	727,741	—	727,741
Cash paid for investments in consolidated affiliates	(977,927)	(410,791)	—	(1,083,572)	2,472,290	—
Cash paid for acquisitions of businesses, net	—	—	—	(82,236)	—	(82,236)
Deposits released for acquisitions	—	—	—	35,844	—	35,844
Proceeds from sale of affiliate’s stock	—	—	—	1,800,000	(1,800,000)	—
Investment in affiliates	—	—	—	(2,433)	—	(2,433)
Capital expenditures	—	—	—	(840,006)	—	(840,006)
Proceeds from sales of assets and insurance claims	—	—	—	7,794	—	7,794

Net cash provided by (used for) investing activities	(977,927)	(410,791)	—	350,450	672,290	(365,978)

Cash flows from financing activities:
Decrease in cash overdrafts	—	—	—	(26,322)	—	(26,322)
Proceeds from sale of warrants	421,162	—	—	—	—	421,162
Purchase of exchangeable note hedge	—	(583,550)	—	—	—	(583,550)
Proceeds from long-term debt	—	2,750,000	—	—	—	2,750,000
Reduction of long-term debt	—	(769,789)	—	—	—	(769,789)
Debt issuance costs	—	(27,500)	—	—	—	(27,500)
Proceeds from issuance of common shares	19,173	—	—	—	—	19,173
Repurchase and retirement of common shares	(627,357)	—	—	(2,481,745)	1,800,000	(1,309,102)
Tax benefit related to the exercise of stock options	—	3,954	—	—	—	3,954
Proceeds from parent contributions	—	1,078,088	5,484	1,388,718	(2,472,290)	—
Cash dividends paid	—	(1,870,573)	—	(954,663)	2,825,236	—

Net cash (used for) provided by financing activities	(187,022)	580,630	5,484	(2,074,012)	2,152,946	478,026

Effect of exchange rate changes on cash and cash equivalents	—	—	—	645	—	645

Net increase in cash and cash equivalents	5,465	127,332	—	721,462	—	854,259
Cash and cash equivalents, beginning of period	527	14	11	564,449	—	565,001

Cash and cash equivalents, end of period	$5,992	$127,346	$11	$1,285,911	$—	$1,419,260

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Subsequent Events

On July 20, 2007, the Company entered into an Asset Purchase Agreement with an unrelated third party to sell 20 offshore supply vessels and certain related assets, including its rights under a vessel construction contract for a cash purchase price of $189 million, which will result in a pre-tax gain of approximately $40 million. Included in Other Operating Segments, the net book value of the assets being disposed of was approximately $141 million. Closing of the transaction is subject to customary closing conditions and is expected to close during the third quarter of 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of June 30, 2007, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2007 and 2006, and the consolidated statements of cash flows and of changes in shareholders’ equity for the six-month periods ended June 30, 2007 and 2006. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of cash flows, and of changes in shareholders’ equity for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated March 1, 2007 we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

Houston, Texas
August 1, 2007

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

Nabors is the largest land drilling contractor in the world. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. Nabors is also one of the largest land well-servicing and workover contractors in the United States and Canada and is a leading provider of offshore platform workover and drilling rigs in the United States and multiple international markets. To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling and well-servicing operations in Canada using helicopter and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software. We also invest in oil and gas exploration, development and production activities.

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

Natural gas prices are the primary drivers of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $6.87 per million cubic feet (mcf) during the period from July 1, 2006 through June 30, 2007, down from a $8.90 per mcf average during the period from July 1, 2005 through June 30, 2006. West Texas intermediate spot oil prices (per Bloomberg) averaged $63.40 per barrel during the period from July 1, 2006 through June 30, 2007, slightly down from a $64.29 per barrel average during the period from July 1, 2005 through June 30, 2006.

Operating revenues and Earnings from unconsolidated affiliates for the three months ended June 30, 2007 totaled $1.2 billion, representing an increase of $38.8 million, or 3% as compared to the three months ended June 30, 2006 and $2.4 billion for the six months ended June 30, 2007, representing an increase of $143.6 million, or 6% as compared to the six months ended June 30, 2006. Adjusted income derived from operating activities and net income for the three months ended June 30, 2007 totaled $293.1 million and $228.3 million, ($.79 per diluted share), respectively, representing decreases of 16% and 2%, respectively, compared to the three months ended June 30, 2006. Adjusted income derived from operating activities for the six months ended June 30, 2007 totaled $642.1 million, representing a decrease of 11% compared to the six months ended June 30, 2006. Net income for the six months ended June 30, 2007 totaled $490.5 million ($1.71 per diluted share) compared to $490.2 million ($1.56 per diluted share) for the six months ended June 30, 2006.

The decrease in our adjusted income derived from operating activities during the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 related primarily to our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing and Canada Drilling and Well-servicing operations, where activity levels decreased as a result of lower natural gas prices and inclement weather. Operating results were further impacted by higher levels of depreciation expense due to our capital expenditures and higher general and administrative expenses due to an increase in wages and burden for a majority of our operating segments and Corporate during the six months ended June 30, 2007. Partially offsetting the decreases in our adjusted income derived from operating activities are the increases in operating results from our International operations and to a lesser extent by our Alaska operations, both driven from the continuing high oil prices. Our net income for the three and six months ended June 30, 2007 has increased compared to the prior year periods as a result of a lower effective tax rate and lower shares outstanding.

We anticipate that 2007 results for our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing and Canadian drilling operations are likely to be significantly lower than 2006 with a slower market and an influx of new rig capacity in the U.S. Lower 48 market and more extensive market weakness in Canada. We expect significant increases in our International operations followed to a lesser extent by our Alaskan and U.S. Offshore businesses resulting from a full year’s contribution of rig deployments in 2006 and further deployments in 2007, most of which are for multi-year contracts. Further income increments from U.S. Offshore, Alaska and International operations are being realized from expected renewals of existing multi-year contracts to much higher current market rates.

The following table sets forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$426,787	$468,787	$(42,000)	(9)%	$879,383	$895,137	$(15,754)	(2)%
U.S. Land Well-servicing	182,410	168,841	13,569	8%	364,628	329,574	35,054	11%
U.S. Offshore	60,316	62,554	(2,238)	(4)%	116,091	106,080	10,011	9%
Alaska	36,777	24,912	11,865	48%	84,613	51,718	32,895	64%
Canada	75,088	120,587	(45,499)	(38)%	268,368	347,144	(78,776)	(23)%
International	261,262	169,147	92,115	54%	485,744	316,042	169,702	54%

Subtotal Contract Drilling(2)	1,042,640	1,014,828	27,812	3%	2,198,827	2,045,695	153,132	7%
Oil and Gas(3)(4)	18,110	9,703	8,407	87%	31,239	39,540	(8,301)	(21)%
Other Operating Segments(5)(6)	170,484	153,593	16,891	11%	327,404	305,296	22,108	7%
Other reconciling items(7)	(65,025)	(50,754)	(14,271)	(28)%	(118,177)	(94,836)	(23,341)	(25)%

Total	$1,166,209	$1,127,370	$38,839	3%	$2,439,293	$2,295,695	$143,598	6%

Adjusted income (loss) derived from operating activities:(8)
Contract Drilling:
U.S. Lower 48 Land Drilling	$154,667	$212,696	$(58,029)	(27)%	$327,593	$392,427	$(64,834)	(17)%
U.S. Land Well-servicing	40,105	47,435	(7,330)	(15)%	83,461	93,505	(10,044)	(11)%
U.S. Offshore	19,206	23,667	(4,461)	(19)%	34,255	34,121	134	0%
Alaska	8,225	3,384	4,841	143%	24,792	7,626	17,166	225%
Canada	(7,992)	19,873	(27,865)	(140)%	45,136	102,975	(57,839)	(56)%
International	85,409	50,500	34,909	69%	151,427	87,997	63,430	72%

Subtotal Contract Drilling(2)	299,620	357,555	(57,935)	(16)%	666,664	718,651	(51,987)	(7)%
Oil and Gas	3,374	(584)	3,958	N/M (9)	4,502	12,852	(8,350)	(65)%
Other Operating Segments	19,151	18,469	682	4%	39,959	39,036	923	2%
Other reconciling items(10)	(29,042)	(25,985)	(3,057)	(12)%	(69,069)	(50,579)	(18,490)	(37)%

Total	293,103	349,455	(56,352)	(16)%	642,056	719,960	(77,904)	(11)%
Interest expense	(13,716)	(12,168)	(1,548)	(13)%	(26,765)	(20,223)	(6,542)	(32)%
Investment (loss) income	(9,272)	16,728	(26,000)	(155)%	19,437	30,598	(11,161)	(36)%
Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net	39,510	(4,216)	43,726	N/M(9)	25,472	(8,245)	33,717	N/M (9)

Income before income taxes	$309,625	$349,799	$(40,174)	(11)%	$660,200	$722,090	$(61,890)	(9)%

Rig activity:
Rig years:(11)
U.S. Lower 48 Land Drilling	228.5	255.2	(26.7)	(10)%	235.7	254.3	(18.6)	(7)%
U.S. Offshore	17.6	18.0	(.4)	(2)%	17.4	16.5	.9	5%
Alaska	8.8	7.8	1.0	13%	9.1	7.5	1.6	21%
Canada	18.5	37.9	(19.4)	(51)%	38.2	55.5	(17.3)	(31)%
International(12)	117.1	93.2	23.9	26%	114.4	89.7	24.7	28%

Total rig years	390.5	412.1	(21.6)	(5)%	414.8	423.5	(8.7)	(2)%

Rig hours:(13)
U.S. Land Well-servicing	291,430	318,961	(27,531)	(9)%	590,518	630,729	(40,211)	(6)%
Canada Well-servicing	41,613	61,648	(20,035)	(32)%	139,201	182,872	(43,671)	(24)%

Total rig hours	333,043	380,609	(47,566)	(12)%	729,719	813,601	(83,882)	(10)%

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (loss), net from unconsolidated affiliates, accounted for by the equity method, of $.7 million and $4.1 million for the three months ended June 30, 2007 and 2006, respectively, and $2.5 million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively.

(3)	Represents our oil and gas exploration, development and production operations.

(4)	Includes earnings (losses), net, from unconsolidated affiliates, accounted for by the equity method of ($.8) million for the three and six months ended June 30, 2007 and $0 million for the three and six months ended June 30, 2006.

(5)	Includes our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(6)	Includes earnings (loss), net from unconsolidated affiliates, accounted for by the equity method, of $3.5 million and $5.3 million for the three months ended June 30, 2007 and 2006, respectively, and $14.2 million and $9.0 million for the six months ended June 30, 2007 and 2006, respectively.

(7)	Represents the elimination of inter-segment transactions.

(8)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(9)	The percentage is so large that it is not meaningful.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	Excludes well-servicing rigs, which are measured in rig hours. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(12)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the three and six months ended June 30, 2007 and 2006, respectively.

(13)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the period.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$426,787	$468,787	$(42,000)	(9)%	$879,383	$895,137	$(15,754)	(2)%
Adjusted income derived from operating activities	$154,667	$212,696	$(58,029)	(27)%	$327,593	$392,427	$(64,834)	(17)%
Rig years	228.5	255.2	(26.7)	(10)%	235.7	254.3	(18.6)	(7)%

The decrease in operating results during the three and six months ended June 30, 2007 as compared to prior year periods is a result of decreased drilling activity, driven by lower natural gas prices. Additionally, the decrease in operating results is due to increased drilling rig operating costs, including depreciation expense related to capital expansion projects.

U.S. Land Well-servicing.  The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$182,410	$168,841	$13,569	8%	$364,628	$329,574	$35,054	11%
Adjusted income derived from operating activities	$40,105	$47,435	$(7,330)	(15)%	$83,461	$93,505	$(10,044)	(11)%
Rig hours	291,430	318,961	(27,531)	(9)%	590,518	630,729	(40,211)	(6)%

Operating revenues and Earnings from unconsolidated affiliates increased during the three and six months ended June 30, 2007 over the prior year periods as a result of higher average dayrates, driven by the sustained level of high oil prices. The decreases in adjusted income during the three and six months ended June 30, 2007 over the prior year periods reflects lower utilization caused by inclemate weather restricting asset mobility in most markets as well higher depreciation expense related to capital expansion projects.

U.S. Offshore.  The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	2006	(Decrease)		2007	2006	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$60,316	$62,554	$(2,238)	(4)%	$116,091	$106,080	$10,011	9%
Adjusted income derived from operating activities	$19,206	$23,667	$(4,461)	(19)%	$34,255	$34,121	$134	0%
Rig years	17.6	18.0	(.4)	(2)%	17.4	16.5	.9	5%

The decrease in operating results during the three months ended June 30, 2007 as compared to the prior year period primarily resulted from a decrease in average dayrates and utilization for our jack-up rigs partially offset by the deployment of two new-built barge rigs in early May 2007. Operating results increased for the six months ended

June 30, 2007 as compared to the prior year periods as a result of higher average dayrates and increased utilization from platform workover drilling and barge rigs added to the fleet in late 2006 and into 2007, offsetting the lower utilization of jack-up rigs during the three months ended June 30, 2007.

Alaska.  The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	2006	Increase		2007	2006	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$36,777	$24,912	$11,865	48%	$84,613	$51,718	$32,895	64%
Adjusted income derived from operating activities	$8,225	$3,384	$4,841	143%	$24,792	$7,626	$17,166	225%
Rig years	8.8	7.8	1.0	13%	9.1	7.5	1.6	21%

The increase in operating results during the three and six months ended June 30, 2007 as compared to prior year periods is primarily due to increases in average dayrates and drilling activity, driven by the sustained level of high oil prices.

Canada.  The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	2006	Decrease		2007	2006	Decrease
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$75,088	$120,587	$(45,499)	(38)%	$268,368	$347,144	$(78,776)	(23)%
Adjusted income derived from operating activities	$(7,992)	$19,873	$(27,865)	(140)%	$45,136	$102,975	$(57,839)	(56)%
Rig years	18.5	37.9	(19.4)	(51)%	38.2	55.5	(17.3)	(31)%
Rig hours	41,613	61,648	(20,035)	(32)%	139,201	182,872	(43,671)	(24)%

The decrease in operating results during the three and six months ended June 30, 2007 resulted primarily from an overall decrease in drilling and well-servicing activity compared to the prior year periods. These decreases were driven by lower natural gas prices, which resulted in lower demand for our services in this market. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter and then generally increase over the last half of the year. Operating results during the three and six months ended June 30, 2007 compared to prior year periods were further negatively impacted by increased operating expenses, including depreciation due to capital expansion projects.

International.  The results of operations for this reportable segment are as follows:

					Six Months Ended
	Three Months Ended June 30,				June 30,
	2007	2006	Increase		2007	2006	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$261,262	$169,147	$92,115	54%	$485,744	$316,042	$169,702	54%
Adjusted income derived from operating activities	$85,409	$50,500	$34,909	69%	$151,427	$87,997	$63,430	72%
Rig years	117.1	93.2	23.9	26%	114.4	89.7	24.7	28%

The increase in operating results during the three and six months ended June 30, 2007 as compared to the prior year periods primarily resulted from higher average dayrates and an increase in drilling activities, driven by the sustained level of high oil prices and from an expansion of the rig fleet and renewal of existing multi-year contracts at higher average dayrates.

Oil and Gas

This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

						Six Months Ended
	Three Months Ended June 30,					June 30,
	2007	2006	Increase			2007	2006	(Decrease)
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$18,110	$9,703	$8,407	87%		$31,239	$39,540	$(8,301)	(21)%
Adjusted income derived from operating Activities	$3,374	$(584)	$3,958	N/M	(1)	$4,502	$12,852	$(8,350)	(65)%

The increase in operating results during the three months ended June 30, 2007 is primarily a result of the increase in income attributable to production payment contracts when compared to the prior year period. Additionally, operating results for the three months ended June 30, 2007 over the prior year period were slightly higher due to an increase in volumes which is partially offset by the slight decrease in commodity prices.

Operating results decreased for the six months ended June 30, 2007 as compared to the prior year period due to the $20.7 million gain recognized on the sale of certain leasehold interests in early 2006, partially offset by impairment charges in the first quarter of 2006 to certain oil and gas properties due to lower gas prices and lower than expected performance of certain asset groups. Additionally, operating results are lower due to overall lower commodity prices in the first six months of 2007 and continuing higher seismic and higher general and administrative costs, including costs related to oil and gas leasing properties.

(1) The percentage is so large that it is not meaningful.

Other Operating Segments

These operations include our marine transportation and supply services, drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

					Six Months Ended
	Three Months Ended June 30,				June 30,
	2007	2006	Increase		2007	2006	Increase
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$170,484	$153,593	$16,891	11%	$327,404	$305,296	$22,108	7%
Adjusted income derived from operating activities	$19,151	$18,469	$682	4%	$39,959	$39,036	$923	2%

The increase in our operating results during the three and six months ended June 30, 2007 as compared to the prior year periods primarily resulted from (i) increased sales of top drives driven by the strengthened oil market and increased equipment sales from the acquisition of Pragma in the second quarter of 2006 and (ii) increased demand for the directional drilling market in the U.S. These increases were partially offset by (iii) decreased margins for our marine transportation and supply services driven by the lower utilization of our smaller vessels partially offset by the increased customer demand for the larger class vessels and (iv) decreased demand for construction and logistics services.

On July 20, 2007, the Company entered into an Asset Purchase Agreement with an unrelated third party to sell our 20 offshore marine transportation and supply vessels and certain related assets, including its rights under a vessel construction contract. Refer to Note 12 Subsequent Event for additional information.

Other Financial Information

General and administrative expenses

					Six Months Ended
	Three Months Ended June 30,				June 30,
	2007	2006	Increase		2007	2006	Increase
(In thousands, except percentages)

General and administrative expenses	$100,989	$87,830	$13,159	15%	$215,963	$176,627	$39,336	22%
General and administrative expenses as a percentage of operating revenues	8.7%	7.9%	.8%	10%	8.9%	7.7%	1.2%	16%

General and administrative expenses increased during the three and six months ended June 30, 2007 as compared to the prior year periods primarily as a result of increases in wages and burden for a majority of our operating segments and Corporate, which primarily resulted from an increase in the number of employees and higher wages, and professional fees and employee related taxes in connection with the review of the Company’s stock option granting practices.

Depreciation and amortization, and depletion expense

					Six Months Ended
	Three Months Ended June 30,				June 30,
	2007	2006	Increase		2007	2006	Increase (Decrease)
(In thousands, except percentages)

Depreciation and amortization expense	$112,988	$87,946	$25,042	28%	$218,216	$169,335	$48,881	29%
Depletion expense	$9,160	$7,913	$1,247	16%	15,785	$20,930	$(5,145)	(25)%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three and six months ended June 30, 2007 compared to the prior year periods as a result of depreciation on capital expenditures for capital expansion projects made throughout 2006 and into 2007.

Depletion expense.  Depletion expense increased during the three months ended June 30, 2007 compared to the prior year period as a result of higher unit-of-production depletion from higher oil and gas volumes. Depletion expense decreased during the six months ended June 30, 2007 compared to the prior year periods due to an impairment charge recorded during the first quarter of 2006 and is only partially offset by higher unit-of-production depletion from higher oil and gas production volumes from new wells coming on line in 2007.

Interest expense

					Six Months Ended
	Three Months Ended June 30,				June 30,
	2007	2006	Increase		2007	2006	Increase
(In thousands, except percentages)

Interest expense	$13,716	$12,168	$1,548	13%	$26,765	$20,223	$6,542	32%

Interest expense increased during the three and six months ended June 30, 2007 compared to the prior year periods primarily as a result of the additional interest expense related to the May 2006 issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011. This increase was partially offset by interest expense reductions resulting from the redemption of 93% or $769.8 million of our zero coupon convertible senior debentures due 2021 on February 6, 2006.

Investment (loss) income

					Six Months Ended
	Three Months Ended June 30,				June 30,
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages)

Investment (loss) income	$(9,272)	$16,728	$(26,000)	(155)%	$19,437	$30,598	$(11,161)	(36)%

Investment income for the three months ended June 30, 2007 was a net loss of $9.3 million compared to income of $16.7 million during the prior year quarter. The loss during the current quarter reflected a net loss of $19 million from the portion of our investment portfolio that is comprised of marketable equity securities that are classified as short-term investments and our actively managed funds that are classified as long-term investments. These losses were attributable to substantial losses in two of the 30 different funds classified as long-term investments partially offset by substantial gains realized from sales of our marketable equity securities. We could incur additional substantial losses in certain of these actively managed funds classified as long-term investments. This same category of investments earned income of $2.2 million during the prior year quarter. Investment income for the six months ended June 30, 2007 totaled $19.4 million compared to $30.6 million during the prior year period and included a combined $3.0 million net loss from the investment portfolio described above compared to income of $7.9 million during the prior year period.

Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	2006	Increase		2007	2006	Increase
(In thousands, except percentages)

Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net	$39,510	$(4,216)	$43,726	N/M(1)	$25,472	$(8,245)	$33,717	N/M(1)

The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the three and six months ended June 30, 2007, includes a $38 million gain on the sale of three accommodation jackups. Additionally for the six months ended June 30, 2007, the Company recorded losses on long-lived assets of approximately $8 million and increases to our litigation reserves of approximately $7.9 million. The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the three and six months ended June 30, 2006, included losses on long-lived assets of approximately $4.9 million and $8.1 million, respectively.

(1) The percentage is so large that it is not meaningful.

Income tax rate

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages)

Effective income tax rate	26.3%	33.3%	(7.0)%	(21)%	25.7%	32.1%	(6.4)%	(20)%

The decrease in our effective income tax rate resulted from a lower proportion of our taxable income being generated in the U.S. during the three and six months ended June 30, 2007 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in the international jurisdictions in which we operate. Additionally, during the three months ended June 30, 2006, we recorded a $36.2 million current tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’ subsidiary. This income tax expense was partially offset by an approximate $20.5 million deferred tax benefit recorded as a result of changes in Canadian laws that incrementally reduce statutory tax rates for both federal and provincial taxes over the next three years.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2007 and 2006.

Operating Activities.  Net cash provided by operating activities totaled $655.4 million during the six months ended June 30, 2007, compared to net cash provided by operating activities of $741.6 million during the prior year period. During the six months ended June 30, 2007 and 2006, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital and other balance sheet accounts.

Investing Activities.  Net cash used for investing activities totaled $829.9 million during the six months ended June 30, 2007, compared to net cash used for investing activities of $366.0 million during the prior year period. During the six months ended June 30, 2007, cash was used for capital expenditures totaling $1.1 billion. During the six months ended June 30, 2007, cash was provided by sales of investments, net of purchases, totaling $163.0 million and proceeds from sales of assets and insurance claims totaled $119.4 million primarily from the sale of three accommodation jackups. During the six months ended June 30, 2006, cash was used for capital expenditures totaling $840.0 million, which was offset by sales, net of purchases, of investments totaling $515.1 million.

Financing Activities.  Net cash provided by financing activities totaled $78.8 million during the six months ended June 30, 2007, compared to net cash provided by financing activities of $478.0 million during the prior year period. During the six months ended June 30, 2007, cash was provided by our receipt of proceeds totaling $67.8 million from the exercise of options to acquire our common shares by our employees. During the six months ended June 30, 2006, cash was provided by approximately $2.72 billion in net proceeds from the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011 by Nabors Delaware and by approximately $421.2 million from the sale of warrants. During this same period, cash was used for the purchase of call options in the amount of $583.6 million, the redemption of 93% of our zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million and for repurchases of our common shares in the open market for $1.31 billion.

Future Cash Requirements

As of June 30, 2007, we had long-term debt, including current maturities, of approximately $4 billion and cash and cash equivalents and investments of approximately $1.4 billion, including $52.9 million in cash proceeds receivable from brokers from the sale of certain marketable equity securities that is included in other current assets.

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

The $700 million zero coupon senior exchangeable notes due 2023 provide that upon an exchange of these notes, we will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the note indentures. The notes cannot be exchanged until the price for our shares exceeds $42.06 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, or with respect to all calendar quarters beginning on or after July 1, 2008, $38.56 on such last trading day, or subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate; or if Nabors Delaware calls the notes for redemption; or upon the occurrence of specified corporate transactions described in the note indenture. The notes can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018 for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any. Accordingly, as our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008, the outstanding principal amount of these notes of $700 million has been reclassified from long-term debt to current liabilities in our balance sheet as of June 30, 2007. If these notes are not put to us on June 15, 2008, the notes will be reclassified back to long term debt in our balance sheet at that time.

As of June 30, 2007, we had outstanding purchase commitments of approximately $505.0 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $1.3 — 1.4 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of drilling and well-servicing rigs that we own and operate and will consist primarily of land drilling and well-servicing rigs. Land drilling rigs are expected to be in place by the end of the current fiscal year while well-servicing rigs are expected to be in place by the first quarter of 2009. The increase in capital expenditures is expected across a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canadian and International operations.

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

During 2002, our Board of Directors authorized the continuation of a share repurchase program under which we may repurchase our common shares in the open market. Under this program we were authorized to purchase up to $400 million of our common shares. During the first quarter of 2006, we repurchased and retired 6.4 million of our common shares under this program for $222.4 million. In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. For the six months ended June 30, 2007, there were no repurchases of our common stock relating to this program. As of June 30, 2007, we had $406.3 million of shares that still may be purchased under this share repurchase program.

In connection with the adoption of FIN 48 on January 1, 2007, we have recorded an increase of $45 million to our reserve for uncertain tax positions. As of June 30, 2007, the Company had approximately $120.1 million of unrecognized tax benefits recorded as other long-term liabilities. Other than the impact of the adoption of FIN 48, there have been no significant changes to our contractual cash obligations table which was included in our 2006 Annual Report on Form 10-K. As a result, it is reasonably possible that the amount of the unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. Because of the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities, our contractual cash obligations table is not revised.

See Note 7 to our accompanying consolidated financial statements for discussion of commitments and contingencies relating to employment contracts that could result in significant cash payments by the Company if there are terminations of certain executives in the event of death, disability, termination without cause or in the event of a change in control.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of June 30, 2007, we had cash and cash equivalents and investments of $1.4 billion (including $480.3 million of long-term investments and $52.9 million in cash proceeds receivable from brokers from the sale of certain marketable equity securities that is included in other current assets) and working capital of $609.5 million. The cash proceeds receivable from brokers was received during the first week of July. This compares to cash and cash equivalents and investments of $1.7 billion (including $513.3 million of long-term investments) and working capital of $1.7 billion as of December 31, 2006.

Our gross funded debt to capital ratio was 0.46:1 as of June 30, 2007 and 0.50:1 as of December 31, 2006. Our net funded debt to capital ratio was 0.36:1 as of June 30, 2007 and 0.37:1 as of December 31, 2006. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments. Capital is defined as shareholders’ equity. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital.

Long-term investments consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as nonmarketable because they do not have published fair values. Our interest coverage ratio was 34.4:1 as of June 30, 2007, compared to 39.2:1 as of December 31, 2006. The interest coverage ratio is a trailing twelve-month computation of the sum of income before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense.

We have four letter of credit facilities with various banks as of June 30, 2007. Availability and borrowings under our credit facilities as of June 30, 2007 are as follows:

(In thousands)

Credit available	$217,545
Letters of credit outstanding	168,030

Remaining availability	$49,515

We have a shelf registration statement on file with the SEC to allow us to offer, from time to time, up to $700 million in debt securities, guarantees of debt securities, preferred shares, depository shares, common shares, share purchase contracts, share purchase units and warrants. We currently have not issued any securities registered under this registration statement.

Our current cash and cash equivalents, short-term and long-term investments and projected cash flows generated from current operations are expected to more than adequately finance our purchase commitments, our debt service requirements, and all other expected cash requirements for the next twelve months. However, as discussed under Future Cash Requirements above, the $2.75 billion 0.94% senior exchangeable notes and $700 million zero coupon senior exchangeable notes can be exchanged when the price of our shares exceeds $59.57 and $42.06, respectively, for the required period of time, resulting in our payment of the principal amount of the notes, or $2.75 billion and $700 million, respectively, in cash. Our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008 resulting in our payment of cash and accordingly, the outstanding principal amount of these notes of $700 million has been reclassified from long-term debt to current liabilities in our balance sheet as of June 30, 2007.

On July 27, 2007, the market price for our shares closed at $29.67. If the market price threshold of $59.57 or $42.06 was exceeded and the notes were exchanged or if the holders of the $700 million notes require us to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes on June 15, 2008, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange or purchase of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Moody’s Investor Service and Fitch Ratings, which are currently “A3” and “A-”, respectively, and our historical ability to access those markets as needed.

See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Other Matters

Critical Accounting Estimates

We disclosed our critical accounting estimates in our 2006 Annual Report on Form 10-K. No significant changes have occurred to those policies except for our adoption of FIN 48 effective January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements reflect the expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and relevant facts, but without considering time values. For a discussion of the impact of our adoption of FIN 48, see Note 5 to our accompanying unaudited financial statements.

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

In a letter dated December 28, 2006, the SEC staff advised us that it had commenced an informal inquiry regarding our stock option grants and related practices, procedures and accounting. By letter dated May 7, 2007, the SEC staff informed us they had closed the investigation without any recommendation of enforcement action.

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. We are reviewing certain transactions with this vendor, which provides freight forwarding and customs clearance services, and intend to cooperate with the Department of Justice inquiry. The ultimate outcome of this review cannot be determined at this time.

Item 1A.	Risk Factors

Our financial results could be affected by changes in the value of our investment portfolio

We invest our excess cash in a variety of investment vehicles, many of which are subject to market fluctuations resulting from a variety of economic factors or factors associated with a particular investment, including without limitation, overall declines in the equity markets, currency and interest rate fluctuations, volatility in the credit markets, exposures related to concentrations of investments in a particular fund or investment, exposures related to hedges of financial positions, and the performance of particular fund or investment managers. As a result, events or developments which negatively affect the value of our investments could have a material adverse effect on our results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2007 Annual General Meeting of Shareholders of Nabors Industries Ltd. held June 5, 2007, holders of 265,848,728 shares were present in person or by proxy, constituting 87.57% of the outstanding shares of Nabors entitled to vote as of the Record Date for the Annual Meeting, which includes both common shares and the preferred share voting on behalf of holders of common shares of Nabors Exchangeco (Canada) Inc. The matters voted upon at the annual meeting were:

Election of three Class I Directors.  The shareholders elected three Class I Directors to serve for a three year term, expiring in 2010:

Alexander M. Knaster
Votes cast in favor:	240,693,177
Votes withheld:	25,155,551
James L. Payne
Votes cast in favor:	239,942,444
Votes withheld:	25,906,284
Hans W. Schmidt
Votes cast in favor:	240,392,835
Votes withheld:	25,455,893

Class III Director, Eugene M. Isenberg, continued in office with a term expiring in 2009. Class II Directors, Anthony G. Petrello, Myron M. Sheinfield and Martin J. Whitman continued in office with terms expiring in 2008.

Appointment of Independent Auditors:  The shareholders appointed PricewaterhouseCoopers LLP as independent auditors of Nabors, and authorized the Audit Committee of the Board of Directors to set the auditors’ remuneration:

Appointment of PricewaterhouseCoopers as Independent Auditors
Votes cast in favor:	263,255,681
Votes cast against:	1,155,999
Votes abstaining:	1,437,048

Shareholder Proposal:  The shareholders request the authority to ratify annually the compensation paid to the executive officers named in the Proxy Statement.

Votes cast in favor:	63,823,994
Votes cast against:	101,022,089
Votes abstaining:	17,022,200

Shareholder Proposal:  The shareholders request the Board of Director’s Executive Compensation Committee establish a pay-for-superior-performance standard in the Company’s executive compensation plan for senior executives.

Votes cast in favor:	63,925,572
Votes cast against:	115,725,576
Votes abstaining:	2,217,335

Item 6.	Exhibits

2.5	Asset Purchase Agreement dated July 20, 2007 by and among Nabors US Finance LLC, Sea Mar Management LLC, Sea Mar Division of Nabors Well Services Company and Hornbeck Offshore Services, Inc.
15	Awareness Letter of Independent Accountants.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NABORS INDUSTRIES LTD.

Date: August 2, 2007	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and Chief Executive Officer

Date: August 2, 2007	/s/ Bruce P. Koch
Bruce P. Koch
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibits	Description of Exhibit
2.5	Asset Purchase Agreement dated July 20, 2007 by and among Nabors US Finance LLC, Sea Mar Management LLC, Sea Mar Division of Nabors Well Services Company and Hornbeck Offshore Services, Inc.
15	Awareness Letter of Independent Accountants.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.