Form 10-Q
period 2007-09-30
NABORS INDUSTRIES LTD
filed 2007-11-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of common shares, par value $.001 per share, outstanding as of October 26, 2007 was 283,089,379. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., has 130,440 exchangeable shares outstanding as of October 26, 2007 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$693,777	$700,549
Short-term investments	186,196	439,467
Accounts receivable, net	1,043,235	1,109,738
Inventory	131,646	100,487
Deferred income taxes	35,738	38,081
Other current assets	455,829	116,534

Total current assets	2,546,421	2,504,856
Long-term investments	383,288	513,269
Property, plant and equipment, net	6,466,732	5,410,101
Goodwill	367,376	362,269
Other long-term assets	314,590	351,808

Total assets	$10,078,407	$9,142,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700,000	$—
Trade accounts payable	367,113	459,179
Accrued liabilities	348,680	294,958
Income taxes payable	141,703	100,223

Total current liabilities	1,557,496	854,360
Long-term debt	3,305,840	4,004,074
Other long-term liabilities	238,936	208,553
Deferred income taxes	562,442	538,663

Total liabilities	5,664,714	5,605,650

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 305,403 and 299,333, respectively	306	299
Capital in excess of par value	1,731,531	1,637,204
Accumulated other comprehensive income	320,412	201,261
Retained earnings	3,136,928	2,473,373
Less: treasury shares, at cost, 22,340 common shares	(775,484)	(775,484)

Total shareholders’ equity	4,413,693	3,536,653

Total liabilities and shareholders’ equity	$10,078,407	$9,142,303

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Revenues and other income:
Operating revenues	$1,250,299	$1,213,252	$3,620,996	$3,439,989
Earnings from unconsolidated affiliates	2,689	5,706	18,566	19,475
Investment (loss) income	(27,466)	37,155	(8,029)	67,753

Total revenues and other income	1,225,522	1,256,113	3,631,533	3,527,217

Costs and other deductions:
Direct costs	722,058	654,265	2,043,459	1,835,523
General and administrative expenses	105,975	92,783	319,824	267,709
Depreciation and amortization	125,089	95,937	340,069	262,035
Depletion	12,533	7,731	28,318	28,661
Interest expense	13,450	13,744	40,235	33,970
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	30,524	4,076	4,775	11,925

Total costs and other deductions	1,009,629	868,536	2,776,680	2,439,823

Income before income taxes from continuing operations	215,893	387,577	854,853	1,087,394

Income tax (benefit) expense:
Current	4,211	15,207	164,038	125,864
Deferred	15,919	87,587	17,300	200,907

Total income tax expense	20,130	102,794	181,338	326,771

Income from continuing operations, net of tax	195,763	284,783	673,515	760,623
Income from discontinued operations, net of tax	22,265	7,968	35,024	22,324

Net income	$218,028	$292,751	$708,539	$782,947

Earnings per share:
Basic from continuing operations	$.70	$1.02	$2.42	$2.58
Basic from discontinued operations	.08	.03	.12	.07

Total Basic	$.78	$1.05	$2.54	$2.65

Diluted from continuing operations	$.68	$.99	$2.35	$2.50
Diluted from discontinued operations	.08	.03	.12	.07

Total Diluted	$.76	$1.02	$2.47	$2.57

Weighted-average number of common shares outstanding:
Basic	280,152	277,553	278,782	294,987

Diluted	287,969	286,544	286,894	305,066

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$708,539	$782,947
Adjustments to net income:
Depreciation and amortization	344,415	266,891
Depletion	28,318	28,661
Deferred income tax (benefit) expense	(19,139)	198,730
Deferred financing costs amortization	6,264	4,168
Pension liability amortization	280	315
Discount amortization on long-term debt	1,465	3,370
Amortization of loss on hedges	414	416
(Gains) losses on long-lived assets, net	(252)	10,394
Losses (gains) on investments, net	40,383	(26,421)
Gain on disposition of Sea Mar business	(49,500)	—
Losses (gains) on derivative instruments	194	(850)
Share-based compensation	24,686	22,601
Foreign currency transaction (gains) losses, net	(3,073)	556
Equity in earnings of unconsolidated affiliates, net of dividends	(6,979)	(17,041)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	88,892	(254,403)
Inventory	(25,851)	(46,047)
Other current assets	(67,347)	(26,720)
Other long-term assets	(147,573)	(52,922)
Trade accounts payable and accrued liabilities	(79,090)	107,081
Income taxes payable	(26,457)	12,634
Other long-term liabilities	39,467	25,179

Net cash provided by operating activities	858,056	1,039,539

Cash flows from investing activities:
Purchases of investments	(231,070)	(1,087,987)
Sales and maturities of investments	495,563	799,713
Cash paid for acquisitions of businesses, net	(8,391)	(46,510)
Capital expenditures	(1,482,845)	(1,344,682)
Investment in affiliates	(28,314)	(2,433)
Proceeds from sales of assets and insurance claims	135,525	10,322
Proceeds from sale of Sea Mar business	194,332	—

Net cash used for investing activities	(925,200)	(1,671,577)

Cash flows from financing activities:
Decrease in cash overdrafts	(15,337)	(15,845)
Proceeds from long-term debt	—	2,750,000
Reduction of long-term debt	—	(769,789)
Proceeds from sale of warrants	—	421,162
Purchase of exchangeable note hedge	—	(583,550)
Debt issuance costs	—	(27,972)
Proceeds from issuance of common shares	60,362	21,925
Repurchase and retirement of common shares	—	(1,373,334)
Purchase of restricted stock	(1,811)	—
Tax benefit related to the exercise of stock options	10,044	4,315

Net cash provided by financing activities	53,258	426,912
Effect of exchange rate changes on cash and cash equivalents	7,114	331

Net decrease in cash and cash equivalents	(6,772)	(204,795)
Cash and cash equivalents, beginning of period	700,549	565,001

Cash and cash equivalents, end of period	$693,777	$360,206

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)
				Unrealized
				Gains
	Common Shares		Capital in	(Losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2006	299,333	$299	$1,637,204	$33,400	$171,160	$(3,299)	$2,473,373	$(775,484)	$3,536,653

Comprehensive income (loss):
Net income							708,539		708,539
Translation adjustment					152,286				152,286
Unrealized gains on marketable securities, net of income taxes of $495				13,621					13,621
Less: reclassification adjustment for gains included in net income, net of income taxes of $2,661				(47,046)					(47,046)
Pension liability amortization, net of income taxes of $104						176			176
Amortization of loss on cash flow hedges						114			114

Total comprehensive income (loss)	—	—	—	(33,425)	152,286	290	708,539	—	827,690

Cumulative effect of adoption of FIN 48 effective January 1, 2007							(44,984)		(44,984)
Issuance of common shares for stock options exercised, net of surrender of unexercised vested stock options	4,457	5	60,357						60,362
Nabors Exchangeco shares exchanged	41								—
Tax effect of exercised stock option deductions			11,097						11,097
Restricted stock awards, net	1,572	2	(1,813)						(1,811)
Share-based compensation			24,686						24,686

Subtotal	6,070	7	94,327	—	—	—	(44,984)	—	49,350

Balances, September 30, 2007	305,403	$306	$1,731,531	$(25)	$323,446	$(3,009)	$3,136,928	$(775,484)	$4,413,693

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)
					Unrealized
					Gains
	Common Shares		Capital in		(Losses) on	Cumulative				Total
		Par	Excess of	Unearned	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2005	315,393	$315	$1,590,968	$(15,649)	$18,865	$178,109	$(3,994)	$1,989,526	$—	$3,758,140
Comprehensive income (loss):
Net income								782,947		782,947
Translation adjustment						31,528				31,528
Unrealized gains on marketable securities, net of income taxes of $749					10,099					10,099
Less: reclassification adjustment for gains included in net income, net of income tax expense of $24					(2,489)					(2,489)
Pension liability amortization, net of income taxes of $117							198			198
Amortization of loss on cash flow hedges							113			113

Total comprehensive income	—	—	—	—	7,610	31,528	311	782,947	—	822,396

Adoption of SFAS 123-R			(15,649)	15,649						—
Issuance of common shares for stock options exercised	1,033	1	21,924							21,925
Nabors Exchangeco shares exchanged	43									—
Purchase of call options			(583,550)							(583,550)
Sale of warrants			421,162							421,162
Tax benefit from the purchase of call options			215,914							215,914
Repurchase and retirement of common shares	(17,935)	(18)	(90,449)					(536,890)		(627,357)
Repurchase of 22,240 treasury shares									(772,554)	(772,554)
Tax effect of exercised stock option deductions			4,455							4,455
Restricted stock awards, net	609									—
Share-based compensation			22,601							22,601

Subtotal	(16,250)	(17)	(3,592)	15,649	—	—	—	(536,890)	(772,554)	(1,297,404)

Balances, September 30, 2006	299,143	$298	$1,587,376	$—	$26,475	$209,637	$(3,683)	$2,235,583	$(772,554)	$3,283,132

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world, with approximately 670 land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, the Middle East, the Far East and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We own approximately 635 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 191 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 41 platform, 14 jack-up units and 4 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 50% ownership interest in a joint venture in Saudi Arabia, which owns 18 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling and well-servicing operations in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software. We also invest in oil and gas exploration, development and production activities.

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, workover and well-servicing operations, on land and offshore. Our oil and gas exploration, development and production operations are included in a category labeled Oil and Gas for segment reporting purposes. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in a category labeled Other Operating Segments for segment reporting purposes.

During the third quarter of 2007, we sold our Sea Mar business to an unrelated third party. Accordingly, the accompanying consolidated statements of income, and the respective accompanying notes to the consolidated financial statements, have been updated to retroactively reclassify the operating results of this Sea Mar business, previously included in Other Operating Segments, as a discontinued operation for all periods presented. See Note 10 Discontinued Operations.

As used in this Report, “we,” “us,” “our”, “the Company” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

Note 2	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2006. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2007 and the results of our operations for the three and nine months ended September 30, 2007 and 2006, and our cash flows for the nine months ended September 30, 2007 and 2006, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2007 may not be indicative of results that will be realized for the full year ending December 31, 2007.

Our independent registered public accounting firm has performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the Public Company

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Oversight Board. Pursuant to Rule 436(c) under the Securities Act of 1933, as amended (the “Securities Act”), this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income and our investment in these entities is carried as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $134.4 million and $98.0 million as of September 30, 2007 and December 31, 2006, respectively, and are included in other long-term assets in our consolidated balance sheets. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment (loss) income in our consolidated statements of income and our investments in these funds are included in long-term investments in our consolidated balance sheets.

Note 3	Share-Based Compensation

The Company has several share-based employee compensation plans, which are more fully described in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2006. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123-R”), using the modified prospective application method.

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $8.4 million and $7.5 million for the three months ended September 30, 2007 and 2006, respectively, and $24.7 million and $22.6 million for the nine months ended September 30, 2007 and 2006. Share-based compensation expense has been allocated to our various operating segments (Note 11).

During the nine months ended September 30, 2007, the Company awarded 1,740,763 shares of restricted stock to its employees, directors and executive officers. These awards had an aggregate value at their date of grant of $52.5 million and vest over a period of three to four years.

Note 4	Long-term Debt

Our $700 million zero coupon senior exchangeable notes due 2023 can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018 for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any. Accordingly, as our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008, the outstanding principal amount of these notes of $700 million were reclassified from long-term debt to current liabilities in our balance sheet as of June 30, 2007. If these notes are not put to us on June 15, 2008, the notes will be reclassified back to long-term debt at that time.

Note 5	Income Taxes

Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, the Company recognized increases of $24 million and $21 million to its tax reserves for uncertain tax positions and interest and penalties,

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. These increases were accounted for as an increase to other long-term liabilities and as a reduction to retained earnings at January 1, 2007. As of January 1, 2007, the Company had approximately $114.1 million of total gross unrecognized tax benefits, including $29.8 million of interest and penalties, which also represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. As of September 30, 2007, the Company had approximately $74.1 million of total gross unrecognized tax benefits, including $26.0 million of interest and penalties, recorded as other long-term liabilities. During the three and nine months ended September 30, 2007, the Company accrued and recognized estimated interest and penalties of approximately $1.5 million and $5.5 million, respectively.

We are subject to income taxes in the United States and numerous foreign jurisdictions. U.S. federal income tax returns for 2004 and 2005 are currently under examination. Internationally, income tax returns from 1995 through 2005 are currently under examination. Based on the number of tax years currently under audit by relevant Federal, State and foreign tax authorities, the Company anticipates that several of these audits could be finalized within 12 months. As a result, it is reasonably possible that the amount of the unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at September 30, 2007. Due to recent examinations, our FIN 48 tax reserves were reduced by $38.6 million during the quarter ended September 30, 2007.

The Company recognizes interest and penalties related to income tax matters in the income tax expense line item in the consolidated statement of income.

Note 6	Common Shares

During the nine months ended September 30, 2007 and 2006, our employees exercised vested options to acquire 4.5 million and 1.0 million of our common shares, respectively, resulting in proceeds of $60.4 million and $21.9 million, respectively.

During the three months ended September 30, 2007, our outstanding shares increased by 729,866 related to a share settlement of stock options exercised by Mr. Isenberg. As part of the share settlement, Mr. Isenberg surrendered 4,142,812 unexercised vested stock options to the Company with a value of approximately $29.7 million to satisfy the stock options exercise price and related income taxes owed.

During the nine months ended September 30, 2007, there were no repurchases of our common shares in the open market. During the nine months ended September 30, 2006, we repurchased 40.2 million of our common shares in the open market for $1.4 billion. We retired 17.9 million shares during the nine months ended September 30, 2006 and held 22.2 million of these shares in treasury.

Note 7	Commitments and Contingencies

Commitments

Employment Contracts

Nabors’ Chairman and Chief Executive Officer, Eugene M. Isenberg, and its Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello, have employment agreements which were amended and restated effective October 1, 1996 and which currently are due to expire on September 30, 2010.

Mr. Isenberg’s employment agreement was originally negotiated with a creditor’s committee in 1987 in connection with the reorganization proceedings of Anglo Energy, Inc., which subsequently changed its name to Nabors. These contractual arrangements subsequently were approved by the various constituencies in those reorganization proceedings, including equity and debt holders, and confirmed by the United States Bankruptcy Court.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The employment agreements each provide for an initial term of five years with an evergreen provision which automatically extended the agreement for an additional one-year term on each anniversary date, unless Nabors provided notice to the contrary ten days prior to such anniversary. In March 2006, the Board of Directors exercised its election to fix the expiration date of the employment agreements for Messrs. Isenberg and Petrello and accordingly, these agreements will expire at the end of their current term at September 30, 2010.

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

Mr. Isenberg voluntarily agreed to amend his employment agreement in March 2006 (the “2006 Amendment”). Under the 2006 Amendment, Mr. Isenberg agreed to reduce the annual cash bonus to an amount equal to 3% of Nabors’ net cash flow (as defined in his employment agreement) in excess of 15% of the average shareholders’ equity for 2006. For 2006, the annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formula described in their employment agreements, as amended per the 2006 Amendment described above, were $43.2 million and $28.7 million, respectively. In light of their overall compensation package including significant restricted stock awards, they agreed to accept cash bonuses in the amount of $22.0 million and $14.6 million, respectively.

For the three months ended March 31, 2007, Messrs. Isenberg and Petrello voluntarily agreed to a reduction of the cash bonus in an amount equal to 3% and 1.5%, respectively, of Nabors’ net cash flow (as defined in their respective employment agreements.) Mr. Isenberg voluntarily agreed to the same reduction for the three months ended June 30, 2007 and agreed to a $3 million reduction in the amount of his annual cash bonus for the three months ended September 30, 2007. For the remainder of 2007 through the expiration date of the employment agreement, the annual cash bonus will remain 6% and 2%, respectively, for Messrs. Isenberg and Petrello of Nabors’ net cash flow in excess of 15% of the average shareholders’ equity for each fiscal year.

Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives; and may receive special bonuses from time to time as determined by the Board.

Termination in the event of death, disability, or termination without cause.  In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years prior to termination, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment or the amounts agreed to for 2007 reducing Mr. Isenberg’s and Mr. Petrello’s bonus percentages as described above. If, by way of example, these provisions had applied at September 30, 2007, Mr. Isenberg would have been entitled to a payment of approximately $328 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $264 million. Similarly, with respect to Mr. Petrello, had these provisions applied at September 30, 2007, Mr. Petrello would have been entitled to a payment of approximately $111 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $103 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the “true-up” could result in the payment of amounts which are significantly higher. The Company does not have insurance to cover its obligations in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the values of unvested restricted stock were approximately $28 million and $17 million, respectively, as of September 30, 2007. Neither Messrs. Isenberg nor Petrello had unvested stock options as of September 30, 2007. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.

As noted above in March 2006, the Board of Directors exercised its election to fix the expiration date of the employment agreements for Messrs. Isenberg and Petrello such that each of these agreements expires at the end of their respective current term at September 30, 2010. Messrs. Isenberg and Petrello have informed the Board of Directors that they have reserved their rights under their employment agreements with respect to the notice setting the expiration dates of their employment agreements, including whether such notice could trigger an acceleration of certain payments pursuant to their employment agreements.

Termination in the event of a Change in Control.  In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a constructive Termination Without Cause, as described above. If, by way of example, there was a change of control event that applied on September 30, 2007, then the payments to Messrs. Isenberg and Petrello would be approximately $328 million and $111 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the “true-up” could result in the payment of amounts which are significantly higher but the payment would not be less than $264 million and $103 million, respectively. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the values of unvested restricted stock were approximately $28 million and $17 million, respectively, as of September 30, 2007. Neither Messrs. Isenberg nor Petrello had unvested stock options as of September 30, 2007. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for 5 years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at September 30, 2007, Mr. Isenberg would have received 3,366,666 options valued at approximately $36 million and Mr. Petrello would have received 1,683,332 options valued at approximately $18 million, in each case based upon a Black-Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on September 30, 2007, and assuming that the excise tax was applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $146 million and $51 million, respectively.

Other Obligations.  In addition to salary and bonus, each of Messrs. Isenberg and Petrello receive group life insurance at an amount at least equal to three times their respective base salaries; various split-dollar life insurance policies, reimbursement of expenses, various perquisites and a personal umbrella insurance policy in the amount of $5 million. Premiums payable under the split-dollar life insurance policies were suspended as a result of the adoption of the Sarbanes-Oxley Act of 2002.

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

On May 31, 2006, Nabors International Finance Inc. (“NIFI”), a wholly-owned U.S. subsidiary of Nabors, received from the U.S. Internal Revenue Service (the “IRS”) two Notices of Proposed Adjustment (“NOPA”) in connection with an audit of NIFI for tax years 2002 and 2003. One NOPA proposes to deny a deduction of $85.1 million in interest expense in our 2002 tax year relating to intercompany indebtedness incurred in connection with our June 2002 transaction, whereby we reorganized as a Bermuda company. The second NOPA proposes to deny a deduction of $207.6 million in the same item of interest expense in our 2003 tax year. On August 9, 2006, NIFI received a Revenue Agent Report, asserting the adjustments relating to the two NOPAs referred to above. On September 18, 2006, NIFI filed a protest with the IRS related to the two adjustments. We previously had obtained

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advice from our tax advisors that the deduction of such amounts was appropriate, and more recently that the position of the IRS lacks merit. At the end of 2003, the Company paid off approximately one-half of the intercompany indebtedness incurred in connection with the inversion. On August 30, 2007, the Company was notified by the Appeals Division of the IRS that neither NOPA had been sustained. The IRS could propose the disallowance of the deductions that relate to the remaining inversion debt upon audit of NIFI’s 2004, 2005, 2006 and 2007 tax years. We have not recorded any reserves related to the foregoing matters.

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

On October 17, 2007, we settled a dispute with a vendor. Pursuant to the settlement, we received an equity interest in a parent company of the vendor, we, in consideration of which, granted the vendor a nonexclusive, royalty-free license to use certain technology, and the parties each executed a mutual release of claims against each other.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
	Remainder
(In thousands)	of 2007	2008	2009	Thereafter	Total

Financial standby letters of credit and other financial surety instruments	$23,822	$109,574	$100	$1,953	$135,449
Contingent consideration in acquisition	—	1,063	1,063	2,124	4,250

Total	$23,822	$110,637	$1,163	$4,077	$139,699

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Net income (numerator):
Income from continuing operations, net of tax — basic	$195,763	$284,783	$673,515	$760,623
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011(1)	—	—	—	—
$82.8 million due 2021(2)	—	—	—	—
$700 million due 2023(3)	—	—	—	—

Adjusted income from continuing operations, net of tax — diluted	195,763	284,783	673,515	760,623
Income from discontinued operations, net of tax	22,265	7,968	35,024	22,324

Total adjusted net income	$218,028	$292,751	$708,539	$782,947

Earnings per share:
Basic from continuing operations	$.70	$1.02	$2.42	$2.58
Basic from discontinued operations	.08	.03	.12	.07

Total Basic	$.78	$1.05	$2.54	$2.65

Diluted from continuing operations	$.68	$.99	$2.35	$2.50
Diluted from discontinued operations	.08	.03	.12	.07

Total Diluted	$.76	$1.02	$2.47	$2.57

Shares (denominator):
Weighted-average number of shares outstanding — basic(4)	280,152	277,553	278,782	294,987
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	7,817	8,991	8,112	9,893
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011(1)	—	—	—	—
$82.8 million due 2021(2)	—	—	—	—
$700 million due 2023(3)	—	—	—	186

Weighted-average number of shares outstanding — diluted	287,969	286,544	286,894	305,066

(1)	Diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 do not include any incremental shares issuable upon the exchange of the $2.75 billion 0.94% senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $45.83 on the last trading day of the quarter, which did not occur during either the three and nine months ended September 30, 2007 or 2006.

(2)	Diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 exclude approximately 1.2 million potentially dilutive shares initially issuable upon the conversion of the $82.8 million zero coupon convertible senior debentures. We would only issue an incremental number of shares upon conversion of these debentures, and such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $51.

(3)	Diluted earnings per share for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 do not include any incremental shares issuable upon the exchange of the $700 million zero coupon senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $35.05 on the last trading day of the quarter. This was the case for the quarter ended March 31, 2006, and is, therefore, included in the weighted-average number of shares outstanding in our diluted earnings per share calculation for the nine months ended September 30, 2006.

(4)	Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of our subsidiary, Nabors (Canada) Exchangeco Inc., respectively: 280.1 million and .1 million shares for the three months ended September 30, 2007; 277.4 million and .2 million shares for the three months ended September 30, 2006; 278.6 million and .2 million for the nine months ended September 30, 2007; and 294.8 million and .2 million shares for the nine months ended September 30, 2006. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors’ common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including, but not limited to, voting rights and the right to receive dividends, if any.

For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The average number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 4,601,925 and 4,327,513 shares during the three months ended September 30, 2007 and 2006, respectively, and 4,629,158 and 2,443,254 shares during the nine months ended September 30, 2007 and 2006, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Supplemental Balance Sheet and Income Statement Information

Accrued liabilities include the following:

	September 30,	December 31,
(In thousands)	2007	2006

Accrued compensation	$121,886	$136,276
Deferred revenue	110,497	65,747
Workers’ compensation liabilities	28,032	28,032
Interest payable	13,224	13,024
Litigation reserves	4,868	4,536
Other taxes payable	33,944	19,906
Warranty accrual	10,034	6,377
Other accrued liabilities	26,195	21,060

	$348,680	$294,958

Our cash and cash equivalents, short-term and long-term investments consist of the following:

	September 30,	December 31,
(In thousands)	2007	2006

Cash and cash equivalents	$693,777	$700,549
Short-term investments	186,196	439,467
Long-term investments	383,288	513,269
Other current assets	43,555	—

Total	$1,306,816	$1,653,285

As of September 30, 2007 and December 31, 2006, our short-term investments consist entirely of investments in available-for-sale marketable debt securities while our long-term investments consist entirely of investments in non-marketable securities. The $43.6 million represents cash proceeds receivable from the sale of certain non-marketable securities. The cash proceeds were received during October.

Investment income for the three months ended September 30, 2007 was a net loss of $27.5 million compared to income of $37.2 million during the prior year quarter. The loss during the current quarter reflected a net loss of $37.7 million from the portion of our investment portfolio that is comprised of our actively managed funds that are classified as long-term investments. Investment income for the nine months ended September 30, 2007 was a net loss of $8.0 million compared to income of $67.8 million during the prior year period. The loss for the nine months ended September 30, 2007 included a net loss of $40.7 million from our long-term investments described above inclusive of substantial gains recorded in the second quarter of 2007 from sales of short-term investments of marketable equity securities.

On June 28, 2007, the Company completed the sale of three accommodation jackups from its International operating segment to an unrelated party. As consideration for the sale, the Company received net proceeds of approximately $99 million, resulting in a $38 million gain. The gain is included in the “Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net” line item of the consolidated statements of income for the nine months ended September 30, 2007.

During the three months ended September 30, 2007, we recorded impairment losses totaling $29 million, primarily related to certain rig components across several business units. The loss is included in the “Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net” line item of the consolidated statements of income for the three and nine months ended September 30, 2007.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Discontinued Operations

In August 2007, we sold our Sea Mar business which had previously been included in Other Operating segments to an unrelated third party for a cash purchase price of $194.3 million. The assets included 20 offshore supply vessels and certain related assets, including a right under a vessel construction contract. The operating results of this business for all periods presented are accounted for as discontinued operations in the accompanying consolidated statements of income, including a gain, net of tax of $19.6 million recorded in the current quarter. Our condensed statements of income from discontinued operations related to the Sea Mar business for the three and nine months ended September 30, 2007 and 2006 were as follows:

Condensed Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

Revenues from discontinued operations	$6,168	$31,226	$58,887	$86,415

Income from discontinued operations
Income from discontinued operations	$4,852	$12,361	$26,092	$34,634
Gain on disposal of business	49,500	—	49,500	—
Income tax expense	(32,087)	(4,393)	(40,568)	(12,310)

Income from discontinued operations, net of taxes	$22,265	$7,968	$35,024	$22,324

As of December 31, 2006, the net book value of the assets of Sea Mar being disposed of was approximately $141 million.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Segment Information

The following tables set forth certain financial information with respect to our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

Operating revenues and Earnings from unconsolidated affiliates from continuing operations:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$416,525	$498,173	$1,295,908	$1,393,310
U.S. Land Well-servicing	180,370	188,650	544,998	518,224
U.S. Offshore	48,895	56,219	164,986	162,299
Alaska	30,854	24,098	115,467	75,816
Canada	132,434	167,705	400,802	514,849
International	296,219	195,445	781,963	511,487

Subtotal Contract Drilling(3)	1,105,297	1,130,290	3,304,124	3,175,985
Oil and Gas(4)(5)	35,770	9,268	67,009	48,808
Other Operating Segments(6)(7)	163,397	120,539	433,771	366,416
Other reconciling items(8)	(51,476)	(41,139)	(165,342)	(131,745)

Total	$1,252,988	$1,218,958	$3,639,562	$3,459,464

Adjusted income (loss) derived from operating activities:(1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$130,761	$219,485	$458,354	$611,912
U.S. Land Well-servicing	42,291	54,495	125,752	148,000
U.S. Offshore	9,245	17,492	43,500	51,613
Alaska	4,214	2,123	29,006	9,749
Canada	16,920	42,549	62,056	145,524
International	88,574	58,145	240,001	146,142

Subtotal Contract Drilling(3)	292,005	394,289	958,669	1,112,940
Oil and Gas	17,868	(5,101)	22,370	7,751
Other Operating Segments	10,297	7,975	28,630	24,345

Total segment adjusted income derived from operating activities	320,170	397,163	1,009,669	1,145,036
Other reconciling items(10)	(32,837)	(28,921)	(101,777)	(79,500)
Interest expense	(13,450)	(13,744)	(40,235)	(33,970)
Investment (loss) income	(27,466)	37,155	(8,029)	67,753
Losses on sales of long-lived assets, impairment charges and other income (expense), net	(30,524)	(4,076)	(4,775)	(11,925)

Income before income taxes from continuing operations	$215,893	$387,577	$854,853	$1,087,394

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
(In thousands)	2007	2006

Total assets:
Contract Drilling:
U.S. Lower 48 Land Drilling	$2,521,415	$2,210,070
U.S. Land Well-servicing	720,154	597,082
U.S. Offshore	439,732	456,889
Alaska	258,772	221,927
Canada	1,249,979	1,059,243
International	2,426,707	2,006,941

Subtotal Contract Drilling(11)	7,616,759	6,552,152
Oil and Gas(12)	616,333	328,114
Other Operating Segments(13)	629,919	638,600
Other reconciling items(10)	1,215,396	1,623,437

Total assets	$10,078,407	$9,142,303

(1)	All segment information excludes the Sea Mar business, which has been classified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $3.4 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively.

(4)	Represents our oil and gas exploration, development and production operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of ($2.0) million and ($2.8) million for the three and nine months ended September 30, 2007, respectively, and $0 for the three and nine months ended September 30, 2006.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $1.3 million and $4.6 million for the three months ended September 30, 2007 and 2006, respectively, and $15.5 million and $13.6 million for the nine months ended September 30, 2007 and 2006, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(11)	Includes $47.1 million and $39.6 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2007 and December 31, 2006, respectively.

(12)	Includes $25.0 million and $0 of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2007 and December 31, 2006, respectively.

(13)	Includes $62.4 million and $58.5 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2007 and December 31, 2006, respectively.

Note 12	Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, statements of income and cash flows for each of the three and nine month periods ended September 30, 2007 and 2006 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	September 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$18,002	$4,428	$4	$671,343	$—	$693,777
Short-term investments	—	—	—	186,196	—	186,196
Accounts receivable, net	—	—	—	1,043,235	—	1,043,235
Inventory	—	—	—	131,646	—	131,646
Deferred income taxes	—	—	—	35,738	—	35,738
Other current assets	162	1,127	376	454,164	—	455,829

Total current assets	18,164	5,555	380	2,522,322	—	2,546,421
Long-term investments	—	—	—	383,288	—	383,288
Property, plant and equipment, net	—	—	—	6,466,732	—	6,466,732
Goodwill	—	—	—	367,376	—	367,376
Intercompany receivables	348,596	1,379,605	—	19,944	(1,748,145)	—
Investments in affiliates	4,051,149	4,235,944	300,767	1,868,163	(10,321,608)	134,415
Other long-term assets	—	25,690	649	153,836	—	180,175

Total assets	$4,417,909	$5,646,794	$301,796	$11,781,661	$(12,069,753)	$10,078,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long- term debt	$—	$700,000	$—	$—	$—	$700,000
Trade accounts payable	13	36	—	367,064	—	367,113
Accrued liabilities	4,203	11,625	1,409	331,443	—	348,680
Income taxes payable	—	95,504	2,416	43,783	—	141,703

Total current liabilities	4,216	807,165	3,825	742,290	—	1,557,496
Long-term debt	—	3,081,344	224,495	1	—	3,305,840
Other long-term liabilities	—	—	—	238,936	—	238,936
Deferred income taxes	—	13,700	15	548,727	—	562,442
Intercompany payable	—	—	5,015	1,743,130	(1,748,145)	—

Total liabilities	4,216	3,902,209	233,350	3,273,084	(1,748,145)	5,664,714

Total shareholders’ equity	4,413,693	1,744,585	68,446	8,508,577	(10,321,608)	4,413,693

Total liabilities and shareholders’ equity	$4,417,909	$5,646,794	$301,796	$11,781,661	$(12,069,753)	$10,078,407

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$14,874	$2,394	$8	$683,273	$—	$700,549
Short-term investments	—	—	—	439,467	—	439,467
Accounts receivable, net	—	—	—	1,109,738	—	1,109,738
Inventory	—	—	—	100,487	—	100,487
Deferred income taxes	—	—	—	38,081	—	38,081
Other current assets	162	1,103	376	114,893	—	116,534

Total current assets	15,036	3,497	384	2,485,939	—	2,504,856
Long-term investments	—	—	—	513,269	—	513,269
Property, plant and equipment, net	—	—	—	5,410,101	—	5,410,101
Goodwill	—	—	—	362,269	—	362,269
Intercompany receivables	343,644	1,151,556	—	19,944	(1,515,144)	—
Investments in affiliates	3,184,303	3,748,626	286,818	1,318,478	(8,440,176)	98,049
Other long-term assets	—	249,040	608	220,025	(215,914)	253,759

Total assets	$3,542,983	$5,152,719	$287,810	$10,330,025	(10,171,234)	$9,142,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35	$22	$—	$459,122	$—	$459,179
Accrued liabilities	6,295	8,870	4,151	275,642	—	294,958
Income taxes payable	—	81,429	1,792	17,002	—	100,223

Total current liabilities	6,330	90,321	5,943	751,766	—	854,360
Long-term debt	—	3,779,778	224,296	—	—	4,004,074
Other long-term liabilities	—	—	—	208,553	—	208,553
Deferred income taxes	—	50,696	—	703,881	(215,914)	538,663
Intercompany payable	—	—	3,733	1,511,411	(1,515,144)	—

Total liabilities	6,330	3,920,795	233,972	3,175,611	(1,731,058)	5,605,650

Total shareholders’ equity	3,536,653	1,231,924	53,838	7,154,414	(8,440,176)	3,536,653

Total liabilities and shareholders’ equity	$3,542,983	$5,152,719	$287,810	$10,330,025	$(10,171,234)	$9,142,303

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,250,299	$—	$1,250,299
Earnings from unconsolidated affiliates	—	—	—	2,689	—	2,689
Earnings (losses) from consolidated affiliates	204,052	107,763	3,684	118,464	(433,963)	—
Investment income (loss)	170	39	—	(27,675)	—	(27,466)
Intercompany interest income	1,333	22,544	1	—	(23,878)	—

Total revenues and other income	205,555	130,346	3,685	1,343,777	(457,841)	1,225,522

Costs and other deductions:
Direct costs	—	—	—	722,058	—	722,058
General and administrative expenses	3,954	83	5	102,056	(123)	105,975
Depreciation and amortization	—	150	—	124,939	—	125,089
Depletion	—	—	—	12,533	—	12,533
Interest expense	—	12,811	2,860	(2,221)	—	13,450
Intercompany interest (expense)	5,846	—	—	18,032	(23,878)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	(8)	1,189	—	29,220	123	30,524

Total costs and other deductions	9,792	14,233	2,865	1,006,617	(23,878)	1,009,629

Income before income taxes from continuing operations	195,763	116,113	820	337,160	(433,963)	215,893
Income tax expense	—	3,090	262	16,778	—	20,130

Income from continuing operations, net of tax	195,763	113,023	558	320,382	(433,963)	195,763
Income from discontinued operations, net of tax	22,265	22,265	—	44,530	(66,795)	22,265

Net income	$218,028	$135,288	$558	$364,912	$(500,758)	$218,028

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,213,252	$—	$1,213,252
Earnings from unconsolidated affiliates	—	—	—	5,706	—	5,706
Earnings (losses) from consolidated affiliates	288,552	210,881	3,683	216,136	(719,252)	—
Investment income	68	683	—	36,404	—	37,155
Intercompany interest income	1,019	17,289	—	—	(18,308)	—

Total revenues and other income	289,639	228,853	3,683	1,471,498	(737,560)	1,256,113

Costs and other deductions:
Direct costs	—	—	—	654,265	—	654,265
General and administrative expenses	4,417	67	—	88,552	(253)	92,783
Depreciation and amortization	—	150	—	95,787	—	95,937
Depletion	—	—	—	7,731	—	7,731
Interest expense	—	12,727	2,860	(1,843)	—	13,744
Intercompany interest (expense)	439	—	—	17,869	(18,308)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	809	—	3,014	253	4,076

Total costs and other deductions	4,856	13,753	2,860	865,375	(18,308)	868,536

Income before income taxes from continuing operations	284,783	215,100	823	606,123	(719,252)	387,577
Income tax expense	—	1,561	263	100,970	—	102,794

Income from continuing operations, net of tax	284,783	213,539	560	505,153	(719,252)	284,783
Income from discontinued operations, net of tax	7,968	7,968	—	15,936	(23,904)	7,968

Net income	$292,751	$221,507	$560	$521,089	$(743,156)	$292,751

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$3,620,996	$—	$3,620,996
Earnings from unconsolidated affiliates	—	—	—	18,566	—	18,566
Earnings (losses) from consolidated affiliates	688,748	312,350	13,949	341,672	(1,356,719)	—
Investment (loss) income	504	96	—	(8,629)	—	(8,029)
Intercompany interest income	2,989	63,208	2	—	(66,199)	—

Total revenues and other income	692,241	375,654	13,951	3,972,605	(1,422,918)	3,631,533

Costs and other deductions:
Direct costs	—	—	—	2,043,459	—	2,043,459
General and administrative expenses	12,473	96	7	307,685	(437)	319,824
Depreciation and amortization	—	450	—	339,619	—	340,069
Depletion	—	—	—	28,318	—	28,318
Interest expense	—	38,366	8,592	(6,723)	—	40,235
Intercompany interest expense	6,261	—	—	59,938	(66,199)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	(8)	223	—	4,123	437	4,775

Total costs and other deductions	18,726	39,135	8,599	2,776,419	(66,199)	2,776,680

Income before income taxes from continuing operations	673,515	336,519	5,352	1,196,186	(1,356,719)	854,853
Income tax expense	—	8,943	1,712	170,683	—	181,338

Income from continuing operations, net of tax	673,515	327,576	3,640	1,025,503	(1,356,719)	673,515
Income from discontinued operations, net of tax	35,024	35,024	—	70,048	(105,072)	35,024

Net income	$708,539	$362,600	$3,640	$1,095,551	$(1,461,791)	$708,539

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$3,439,989	$—	$3,439,989
Earnings from unconsolidated affiliates	—	—	—	19,475	—	19,475
Earnings from consolidated affiliates	771,504	609,076	12,672	636,880	(2,030,132)	—
Investment income	179	10,343	—	57,231	—	67,753
Intercompany interest income	3,003	48,669	—	—	(51,672)	—

Total revenues and other income	774,686	668,088	12,672	4,153,575	(2,081,804)	3,527,217

Costs and other deductions:
Direct costs	—	—	—	1,835,523	—	1,835,523
General and administrative expenses	12,966	146	2	254,938	(343)	267,709
Depreciation and amortization	—	450	—	261,585	—	262,035
Depletion	—	—	—	28,661	—	28,661
Interest expense	—	27,776	8,580	(2,386)	—	33,970
Intercompany interest expense	1,097	—	—	50,575	(51,672)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(832)	—	12,414	343	11,925

Total costs and other deductions	14,063	27,540	8,582	2,441,310	(51,672)	2,439,823

Income before income taxes from continuing operations	760,623	640,548	4,090	1,712,265	(2,030,132)	1,087,394
Income tax expense	—	11,645	1,359	313,767	—	326,771

Income from continuing operations, net of tax	760,623	628,903	2,731	1,398,498	(2,030,132)	760,623
Income from discontinued operations, net of tax	22,324	22,324	—	44,648	(66,972)	22,324

Net income	$782,947	$651,227	$2,731	$1,443,146	$(2,097,104)	$782,947

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Net cash (used for) provided by operating activities	$2,388	$(3,182)	$(10,972)	$875,306	$(5,484)	$858,056

Cash flows from investing activities:
Purchases of investments	—	—	—	(231,070)	—	(231,070)
Sales and maturities of investments	—	656	—	494,907	—	495,563
Cash paid for investments in consolidated affiliates	—	(5,484)	—	(10,968)	16,452	—
Cash paid for acquisitions of businesses, net	—	—	—	(8,391)	—	(8,391)
Capital expenditures	—	—	—	(1,482,845)	—	(1,482,845)
Investments in affiliates	—	—	—	(28,314)	—	(28,314)
Proceeds from sales of assets and insurance claims	—	—	—	135,525	—	135,525
Proceeds from sale of Sea Mar business	—	—	—	194,332	—	194,332

Net cash used for investing activities	—	(4,828)	—	(936,824)	16,452	(925,200)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	(15,337)	—	(15,337)
Proceeds from issuance of common shares	60,362	—	—	—	—	60,362
Proceeds (payments) from intercompany long-term debt	(57,811)	—	—	57,811	—	—
Purchase of restricted stock	(1,811)	—	—	—	—	(1,811)
Tax benefit related to the exercise of stock options	—	10,044	—	—	—	10,044
Proceeds from parent contributions	—	—	10,968	5,484	(16,452)	—
Cash dividends paid	—	—	—	(5,484)	5,484	—

Net cash provided by (used for) financing activities	740	10,044	10,968	42,474	(10,968)	53,258

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7,114	—	7,114

Net (decrease) increase in cash and cash equivalents	3,128	2,034	(4)	(11,930)	—	(6,772)
Cash and cash equivalents, beginning of period	14,874	2,394	8	683,273	—	700,549

Cash and cash equivalents, end of period	$18,002	$4,428	$4	$671,343	$—	$693,777

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$1,175,772	$(155,865)	$(10,968)	$2,872,939	$(2,842,339)	$1,039,539

Cash flows from investing activities:
Purchases of investments	—	—	—	(1,087,987)	—	(1,087,987)
Sales and maturities of investments	—	—	—	799,713	—	799,713
Cash paid for investments in consolidated affiliates	(977,927)	(487,275)	—	(1,189,056)	2,654,258	—
Cash paid for acquisitions of businesses, net	—	—	—	(46,510)	—	(46,510)
Proceeds from sale of affiliate’s stock	—	—	—	1,800,000	(1,800,000)	—
Investment in affiliates	—	—	—	(2,433)	—	(2,433)
Capital expenditures	—	—	—	(1,344,682)	—	(1,344,682)
Proceeds from sales of assets and insurance claims	—	—	—	10,322	—	10,322

Net cash provided by (used for) investing activities	(977,927)	(487,275)	—	(1,060,633)	854,258	(1,671,577)

Cash flows from financing activities:
Decrease in cash overdrafts	—	—	—	(15,845)	—	(15,845)
Proceeds from sale of warrants	421,162	—	—	—	—	421,162
Purchase of exchangeable note hedge	—	(583,550)	—	—	—	(583,550)
Proceeds from long-term debt	—	2,750,000	—	—	—	2,750,000
Reduction of long-term debt	—	(769,789)	—	—	—	(769,789)
Debt issuance costs	—	(27,972)	—	—	—	(27,972)
Proceeds from issuance of common shares	21,925	—	—	—	—	21,925
Repurchase and retirement of common shares	(627,357)	—	—	(2,545,977)	1,800,000	(1,373,334)
Tax benefit related to the exercise of stock options	—	4,315	—	—	—	4,315
Proceeds from parent contributions	—	1,178,088	10,968	1,465,202	(2,654,258)	—
Cash dividends paid	—	(1,870,942)	—	(971,397)	2,842,339	—

Net cash (used for) provided by financing activities	(184,270)	680,150	10,968	(2,068,017)	1,988,081	426,912

Effect of exchange rate changes on cash and cash equivalents	—	—	—	331	—	331

Net increase in cash and cash equivalents	13,575	37,010	—	(255,380)	—	(204,795)
Cash and cash equivalents, beginning of period	527	14	11	564,449	—	565,001

Cash and cash equivalents, end of period	$14,102	$37,024	$11	$309,069	$—	$360,206

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13	Subsequent Events

On October 3, 2007, we and one of our joint venture partners sold certain oil and gas holdings, included in our Oil and Gas operating segment, to an unrelated party. Related to the holdings, we collected $208 million of outstanding receivables from production contracts and sold holdings with a net book value of approximately $16 million of which these balances were classified in prior periods as other long term assets and plant, property and equipment, net, respectively. These balances have been reclassified to other current assets as of September 30, 2007. The Company received net proceeds of approximately $297.5 million, which will result in a fourth quarter pre-tax gain of approximately $70 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of September 30, 2007, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2007 and 2006, and the consolidated statements of cash flows and of changes in shareholders’ equity for the nine-month periods ended September 30, 2007 and 2006. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
October 31, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “the Company” or “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

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

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, workover and well-servicing operations, on land and offshore. Our oil and gas exploration, development and production operations are included in a category labeled Oil and Gas for segment reporting purposes. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in a category labeled Other Operating Segments for segment reporting purposes.

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

Natural gas prices are the primary drivers of our U.S. Lower 48 Land Drilling, Canadian and U.S. Offshore (Gulf of Mexico) operations, while oil prices are the primary driver of our Alaskan, International and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $6.88 per million cubic feet (mcf) during the period from October 1, 2006 through September 30, 2007, down from a $8.05 per mcf average during the period from October 1, 2005 through September 30, 2006. West Texas intermediate spot oil prices (per Bloomberg) averaged $64.63 per barrel during the period from October 1, 2006 through September 30, 2007, slightly down from a $66.11 per barrel average during the period from October 1, 2005 through September 30, 2006.

Operating revenues and Earnings from unconsolidated affiliates for the three months ended September 30, 2007 totaled $1.3 billion, representing an increase of $34.0 million, or 3% as compared to the three months ended September 30, 2006 and $3.6 billion for the nine months ended September 30, 2007, representing an increase of $180.1 million, or 5% as compared to the nine months ended September 30, 2006. Adjusted income derived from operating activities and net income for the three months ended September 30, 2007 totaled $287.3 million and $218.0 million, ($.76 per diluted share), respectively, representing decreases of 22% and 26%, respectively, compared to the three months ended September 30, 2006. Adjusted income derived from operating activities and net income for the nine months ended September 30, 2007 totaled $907.9 million and $708.5 million, ($2.47 per diluted share), respectively, representing decreases of 15% and 10%, respectively, compared to the nine months ended September 30, 2006.

The decrease in our adjusted income derived from operating activities during the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 related primarily to our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing and Canada Drilling and Well-servicing operations, where activity levels decreased as a result of lower natural gas prices and inclement weather. Operating results were further impacted by higher levels of depreciation expense due to our capital expenditures and higher general and administrative expenses due to an increase in wages and burden for a majority of our operating segments and Corporate during the three and nine months ended September 30, 2007. Partially offsetting the decreases in our adjusted income derived from operating activities were the increases in operating results from our International operations and to a lesser extent by our Alaska operations, both driven from the continuing high oil prices. In addition, our net income for the three and nine months ended September 30, 2007 has decreased compared to the prior year periods primarily as a result of investment net losses only partially offset by a lower effective tax rate.

We anticipate that 2007 results for our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing and Canadian drilling operations are likely to be significantly lower than 2006 with a slower market and an influx of new rig capacity in the U.S. Lower 48 market and more extensive market weakness in Canada. We expect increases in our International operations followed to a lesser extent by our Alaskan businesses resulting from a full year’s contribution of rig deployments in 2006 and further deployments in 2007, most of which are for multi-year contracts. Further income increments from our Alaskan and International operations are being realized from expected renewals of existing multi-year contracts to much higher current market rates.

The following table sets forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings from unconsolidated affiliates from continuing operations:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$416,525	$498,173	$(81,648)	(16)%	$1,295,908	$1,393,310	$(97,402)	(7)%
U.S. Land Well-servicing	180,370	188,650	(8,280)	(4)%	544,998	518,224	26,774	5%
U.S. Offshore	48,895	56,219	(7,324)	(13)%	164,986	162,299	2,687	2%
Alaska	30,854	24,098	6,756	28%	115,467	75,816	39,651	52%
Canada	132,434	167,705	(35,271)	(21)%	400,802	514,849	(114,047)	(22)%
International	296,219	195,445	100,774	52%	781,963	511,487	270,476	53%

Subtotal Contract Drilling(3)	1,105,297	1,130,290	(24,993)	(2)%	3,304,124	3,175,985	128,139	4%
Oil and Gas(4)(5)	35,770	9,268	26,502	286%	67,009	48,808	18,201	37%
Other Operating Segments(6)(7)	163,397	120,539	42,858	36%	433,771	366,416	67,355	18%
Other reconciling items(8)	(51,476)	(41,139)	(10,337)	(25)%	(165,342)	(131,745)	(33,597)	(26)%

Total	$1,252,988	$1,218,958	$34,030	3%	$3,639,562	$3,459,464	$180,098	5%

Adjusted income (loss) derived from operating activities from continuing operations:(1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$130,761	$219,485	$(88,724)	(40)%	$458,354	$611,912	$(153,558)	(25)%
U.S. Land Well-servicing	42,291	54,495	(12,204)	(22)%	125,752	148,000	(22,248)	(15)%
U.S. Offshore	9,245	17,492	(8,247)	(47)%	43,500	51,613	(8,113)	(16)%
Alaska	4,214	2,123	2,091	98%	29,006	9,749	19,257	198%
Canada	16,920	42,549	(25,629)	(60)%	62,056	145,524	(83,468)	(57)%
International	88,574	58,145	30,429	52%	240,001	146,142	93,859	64%

Subtotal Contract Drilling(3)	292,005	394,289	(102,284)	(26)%	958,669	1,112,940	(154,271)	(14)%
Oil and Gas	17,868	(5,101)	22,969	450%	22,370	7,751	14,619	189%
Other Operating Segments	10,297	7,975	2,322	29%	28,630	24,345	4,285	18%
Other reconciling items(10)	(32,837)	(28,921)	(3,916)	(14)%	(101,777)	(79,500)	(22,277)	(28)%

Total	287,333	368,242	(80,909)	(22)%	907,892	1,065,536	(157,644)	(15)%
Interest expense	(13,450)	(13,744)	294	2%	(40,235)	(33,970)	(6,265)	(18)%
Investment (loss) income	(27,466)	37,155	(64,621)	(174)%	(8,029)	67,753	(75,782)	(112)%
Losses on sales of long-lived assets, impairment charges and other income (expense), net	(30,524)	(4,076)	(26,448)	(649)%	(4,775)	(11,925)	7,150	60%

Income before income taxes from continuing operations	$215,893	$387,577	$(171,684)	44%	$854,853	$1,087,394	$(232,541)	(21)%

Rig activity:
Rig years: (11)
U.S. Lower 48 Land Drilling	221.6	257.3	(35.7)	(14)%	231.0	255.3	(24.3)	(10)%
U.S. Offshore	14.4	16.0	(1.6)	(10)%	16.4	16.3	.1	1%
Alaska	8.4	9.3	(.9)	(10)%	8.9	8.1	.8	10%
Canada	37.0	52.9	(15.9)	(30)%	37.8	54.6	(16.8)	(31)%
International(12)	117.9	100.8	17.1	17%	115.6	93.5	22.1	24%

Total rig years	399.3	436.3	(37.0)	(8)%	409.7	427.8	(18.1)	(4)%

Rig hours: (13)
U.S. Land Well-servicing	274,084	322,445	(48,361)	(15)%	864,602	953,174	(88,572)	(9)%
Canada Well-servicing	72,593	91,047	(18,454)	(20)%	211,794	273,919	(62,125)	(23)%

Total rig hours	346,677	413,492	(66,815)	(16)%	1,076,396	1,227,093	(150,697)	(12)%

(1)	All segment information excludes the Sea Mar business, which has been classified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (loss), net from unconsolidated affiliates, accounted for by the equity method, of $3.4 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $5.9 million for the nine months ended September 30, 2007 and 2006, respectively.

(4)	Represents our oil and gas exploration, development and production operations.

(5)	Includes earnings (losses), net, from unconsolidated affiliates, accounted for by the equity method, of ($2.0) million and $0 for the three months ended September 30, 2007 and 2006, respectively, and ($2.8) million and $0 for the nine months ended September 30, 2007 and 2006, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (loss), net from unconsolidated affiliates, accounted for by the equity method, of $1.3 million and $4.6 million for the three months ended September 30, 2007 and 2006, respectively, and $15.5 million and $13.6 million for the nine months ended September 30, 2007 and 2006, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the table above.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(12)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the three and nine months ended September 30, 2007 and 2006, respectively.

(13)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the period.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$416,525	$498,173	$(81,648)	(16)%	$1,295,908	$1,393,310	$(97,402)	(7)%
Adjusted income derived from operating activities	$130,761	$219,485	$(88,724)	(40)%	$458,354	$611,912	$(153,558)	(25)%
Rig years	221.6	257.3	(35.7)	(14)%	231.0	255.3	(24.3)	(10)%

The decrease in operating results during the three and nine months ended September 30, 2007 as compared to prior year periods is a result of decreased drilling activity, driven by lower natural gas prices. Additionally, the decrease in operating results is due to increased drilling rig operating costs, including depreciation expense related to capital expansion projects.

U.S. Land Well-servicing.  The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,		Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$180,370	$188,650	$(8,280)	(4)%	$544,998	$518,224	$26,774	5%
Adjusted income derived from operating activities	$42,291	$54,495	$(12,204)	(22)%	$125,752	$148,000	$(22,248)	(15)%
Rig hours	274,084	322,445	(48,361)	(15)%	864,602	953,174	(88,572)	(9)%

Operating revenues and Earnings from unconsolidated affiliates decreased during the three months ended September 30, 2007 as compared to the prior year period as a result of lower utilization for our daylight rigs caused by inclement weather restricting asset mobility in most markets. The decrease in adjusted income derived from operating activities during the three months ended September 30, 2007 over the prior year period reflect lower rig utilization as well as higher depreciation expense related to capital expansion projects.

Operating revenues and Earnings from unconsolidated affiliates increased during the nine months ended September 30, 2007 over the prior year period as a result of higher average dayrates, driven by the sustained level of high oil prices partially offset by lower rig utilization. The decrease in adjusted income derived from operating activities during the nine months ended September 30, 2007 over the prior year period reflects lower rig utilization, higher operating costs and higher depreciation expense as discussed above.

U.S. Offshore.  The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,		Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$48,895	$56,219	$(7,324)	(13)%	$164,986	$162,299	$2,687	2%
Adjusted income derived from operating activities	$9,245	$17,492	$(8,247)	(47)%	$43,500	$51,613	$(8,113)	(16)%
Rig years	14.4	16.0	(1.6)	(10)%	16.4	16.3	.1	1%

The decrease in operating results during the three months ended September 30, 2007 as compared to the prior year period primarily resulted from a decrease in average dayrates and utilization for our jack-up rigs partially offset by the deployment of two new-built Barge and one Platform Workover Drilling rigs in early 2007. Operating results were further negatively impacted by increased depreciation expense relating to new rigs added to the fleet.

Operating revenues and Earnings from unconsolidated affiliates increased slightly for the nine months ended September 30, 2007 as compared to the prior year period as a result of increased utilization from platform workover drilling and barge rigs added to the fleet, offsetting the lower average dayrates and lower utilization of jack-up rigs. Adjusted income derived from operating activities decreased for the nine months ended September 30, 2007 as compared to the prior year period due to higher operating costs and increased depreciation expense relating to new rigs added to the fleet.

Alaska.  The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	Increase (Decrease)		2007	2006	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$30,854	$24,098	$6,756	28%	$115,467	$75,816	$39,651	52%
Adjusted income derived from operating activities	$4,214	$2,123	$2,091	98%	$29,006	$9,749	$19,257	198%
Rig years	8.4	9.3	(.9)	(10)%	8.9	8.1	.8	10%

The increase in operating results during the three and nine months ended September 30, 2007 as compared to prior year periods is primarily due to increases in average dayrates, driven by the sustained level of high oil prices.

Canada.  The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$132,434	$167,705	$(35,271)	(21)%	$400,802	$514,849	$(114,047)	(22)%
Adjusted income derived from operating activities	$16,920	$42,549	$(25,629)	(60)%	$62,056	$145,524	$(83,468)	(57)%
Rig years	37.0	52.9	(15.9)	(30)%	37.8	54.6	(16.8)	(31)%
Rig hours	72,593	91,047	(18,454)	(20)%	211,794	273,919	(62,125)	(23)%

The decrease in operating results during the three and nine months ended September 30, 2007 resulted primarily from lower average dayrates and an overall decrease in drilling and well-servicing activity compared to the prior year periods. These decreases were driven by lower natural gas prices, which resulted in lower demand for our services in this market. Operating results were further negatively impacted by increased operating expenses, including depreciation expense related to capital expansion projects. Canadian drilling activity is subject to substantial levels of seasonality, as activity levels typically peak in the first quarter, decline substantially in the second quarter and then generally increase over the last half of the year.

International.  The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	Increase		2007	2006	Increase
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$296,219	$195,445	$100,774	52%	$781,963	$511,487	$270,476	53%
Adjusted income derived from operating activities	$88,574	$58,145	$30,429	52%	$240,001	$146,142	$93,859	64%
Rig years	117.9	100.8	17.1	17%	115.6	93.5	22.1	24%

The increase in operating results during the three and nine months ended September 30, 2007 as compared to the prior year periods primarily resulted from higher average dayrates and an increase in drilling activities, driven by the sustained level of high oil prices and from an expansion of the rig fleet and renewal of existing multi-year contracts at higher average dayrates.

Oil and Gas

This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	Increase		2007	2006	Increase
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$35,770	$9,268	$26,502	286%	$67,009	$48,808	$18,201	37%
Adjusted income derived from operating activities	$17,868	$(5,101)	$22,969	450%	$22,370	$7,751	$14,619	189%

The increase in operating results during the three and nine months ended September 30, 2007 as compared to the prior year periods is primarily a result of the increase in income attributable to production payment contracts and a $15 million gain recognized on the sale of property during the current quarter. Additionally, operating results were higher due to an increase in volumes and an increase in oil and natural gas liquid prices only partially offset by lower natural gas prices.

For the three months ended September 30, 2006, adjusted income derived from operating activities was a net loss as a result of lower production payment contracts and higher costs. Operating results during the nine months ended September 30, 2006 were positively impacted by a $20.7 million gain recognized on the sale of certain leasehold interests in early 2006, partially offset by impairment charges in the first quarter of 2006 to certain oil and gas properties.

Other Operating Segments

These operations include drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	Increase		2007	2006	Increase
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$163,397	$120,539	$42,858	36%	$433,771	$366,416	$67,355	18%
Adjusted income derived from operating activities	$10,297	$7,975	$2,322	29%	$28,630	$24,345	$4,285	18%

The increase in our operating results during the three and nine months ended September 30, 2007 as compared to the prior year periods primarily resulted from (i) increased sales of top drives driven by the strengthened oil market and increased equipment sales from the acquisition of Pragma in the second quarter of 2006 and (ii) increased demand for the directional drilling market in the U.S. and increased market share in Canada. These increases were partially offset by a decreased demand for construction and logistics services.

Other Financial Information

General and administrative expenses

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	Increase		2007	2006	Increase
(In thousands, except percentages)

General and administrative expenses	$105,975	$92,783	$13,192	14%	$319,824	$267,709	$52,115	19%
General and administrative expenses as a percentage of operating revenues	8.5%	7.6%	.9%	12%	8.8%	7.8%	1.0%	13%

General and administrative expenses increased during the three and nine months ended September 30, 2007 as compared to the prior year periods as a result of increases in wages and burden for a majority of our operating segments and Corporate, which primarily resulted from an increase in the number of employees. Additionally, during the three and nine months ended September 30, 2007, corporate compensation expense increased due to non-cash compensation expense recorded for restricted stock grants, partially offset by a decrease in stock option expense as a result of completion of the amortization of certain past awards.

Depreciation and amortization, and depletion expense

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	Increase		2007	2006	Increase (Decrease)
(In thousands, except percentages)

Depreciation and amortization expense	$125,089	$95,937	$29,152	30%	$340,069	$262,035	$78,034	30%
Depletion expense	$12,533	$7,731	$4,802	62%	$28,318	$28,661	$(343)	(1)%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three and nine months ended September 30, 2007 compared to the prior year periods as a result of depreciation on capital expenditures for capital expansion projects made throughout 2006 and 2007.

Depletion expense.  Depletion expense increased during the three months ended September 30, 2007 compared to the prior year period as a result of higher unit-of-production depletion from higher oil and gas volumes. Depletion expense decreased slightly during the nine months ended September 30, 2007 compared to the prior year period due to an impairment charge recorded during the first quarter of 2006 and is only partially offset by higher unit-of-production depletion from higher oil and gas production volumes from new wells coming on line in 2007.

Interest expense

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	(Decrease)		2007	2006	Increase
(In thousands, except percentages)

Interest expense	$13,450	$13,744	$(294)	(2)%	$40,235	$33,970	$6,265	18%

Interest expense increased during the nine months ended September 30, 2007 compared to the prior year period primarily as a result of the additional interest expense related to the May 2006 issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011. This increase was partially offset by interest expense reductions resulting from the redemption of 93% or $769.8 million of our zero coupon convertible senior debentures due 2021 on February 6, 2006.

Investment (loss) income

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages)

Investment (loss) income	$(27,466)	$37,155	$(64,621)	(174)%	$(8,029)	$67,753	$(75,782)	(112)%

Investment income for the three months ended September 30, 2007 was a net loss of $27.5 million compared to income of $37.2 million during the prior year quarter. The loss during the current quarter reflected a net loss of $37.7 million from the portion of our investment portfolio that is comprised of our actively managed funds that are classified as long-term investments. Investment income for the nine months ended September 30, 2007 was a net loss of $8.0 million compared to income of $67.8 million during the prior year period. The loss for the nine months ended September 30, 2007 included a net loss of $40.7 million from our long-term investments described above inclusive of substantial gains recorded in the second quarter of 2007 from sales of short-term investments of marketable equity securities.

Losses (gains) on sales of long-lived assets, impairment charges and other income (expense), net

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	Increase		2007	2006	(Decrease)
(In thousands, except percentages)

Losses (gains) on sales of long-lived assets, impairment charges and other income (expense), net	$30,524	$4,076	$26,448	649%	$4,775	$11,925	$(7,150)	(60)%

The amount of losses (gains) on sales of long-lived assets, impairment charges and other income (expense), net for the three months ended September 30, 2007 include impairment charges on long-lived assets of approximately $29 million of which $20.6 million relate to certain rig components in our U.S. Lower 48 Land Drilling operating segment. For the nine months ended September 30, 2007, net losses on sales and impairment charges on long-lived assets of approximately $37.3 million and increases to litigation reserves of $8.0 million were partially offset by the $38 million gain on the sale of three accommodation jackups in the second quarter of 2007. The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the three and nine months ended September 30, 2006, included losses on long-lived assets of approximately $1.2 million and $9.3 million, respectively.

Income tax rate

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	2006	(Decrease)		2007	2006	(Decrease)
(In thousands, except percentages)

Effective income tax rate from continuing operations	9.3%	26.5%	(17.2)%	(65)%	21.2%	30.1%	(8.9)%	(29.6)%

The substantial decrease in our effective income tax rate in the current quarter is a direct result of the release of certain tax reserves in the amount of $38.6 million. The effective tax rate is also being reduced as a result of a decrease in the proportion of income generated in the U.S. versus the international jurisdictions in which we operate during the three and nine months ended September 30, 2007 compared to the prior year periods. Income generated in the U.S. is generally taxed at a higher rate than in the international jurisdictions in which we operate. Additionally, during the three months ended June 30, 2006, we recorded a $36.2 million current tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’ subsidiary. This income tax expense was partially offset by an approximate $20.5 million deferred tax benefit recorded as a result of changes in Canadian laws that incrementally reduce statutory tax rates for both federal and provincial taxes over the next three years.

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

In October 2004, the U.S. Congress passed and the President signed into law the American Jobs Creation Act of 2004 (“the Act”). The Act did not impact the corporate reorganization completed by Nabors effective June 24, 2002, that made us a foreign entity. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization, depending on any responsive action taken by Nabors.

We expect our effective tax rate during 2007 to be in the 22-24% range. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income tax. One of the most volatile factors in this determination is the relative proportion of our income being recognized in high versus low tax jurisdictions.

Discontinued Operations

During the third quarter of 2007, we sold our Sea Mar business which had previously been included in Other Operating segments for a cash purchase price of $194.3 million. The assets included 20 offshore supply vessels and certain related assets, including a right under a vessel construction contract. The operating results of this business for all periods presented are accounted for as discontinued operations in the accompanying unaudited consolidated statements of income, including a gain, net of tax of $19.6 million recorded in the current quarter.

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2007 and 2006.

Operating Activities.  Net cash provided by operating activities totaled $858.1 million during the nine months ended September 30, 2007, compared to net cash provided by operating activities of $1.04 billion during the prior year period. During the nine months ended September 30, 2007 and 2006, net income was increased for non-cash items such as depreciation and amortization, and depletion, and was reduced for changes in our working capital and other balance sheet accounts as well as the gain of $49.5 million recognized on the sale of our Sea Mar business.

Investing Activities.  Net cash used for investing activities totaled $925.2 million during the nine months ended September 30, 2007, compared to net cash used for investing activities of $1.67 billion during the prior year period. During the nine months ended September 30, 2007, cash was used for capital expenditures totaling $1.48 billion. During the nine months ended September 30, 2007, cash was provided by sales of investments, net of purchases, totaling $264.5 million, proceeds from sales of assets and insurance claims totaled $135.5 million primarily from the sale of three accommodation jackups, and proceeds totaling $194.3 million from the sale of our Sea Mar business. During the nine months ended September 30, 2006, cash was used for capital expenditures totaling $1.34 billion and purchases, net of sales, of investments totaling $288.3 million.

Financing Activities.  Net cash provided by financing activities totaled $53.3 million during the nine months ended September 30, 2007, compared to net cash provided by financing activities of $426.9 million during the prior year period. During the nine months ended September 30, 2007, cash was provided by our receipt of proceeds totaling $60.4 million from the exercise of options to acquire our common shares by our employees. During the nine months ended September 30, 2006, cash was provided by approximately $2.72 billion in net proceeds from the issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011 by Nabors Delaware and by approximately $421.2 million from the sale of warrants. During this same period, cash was used for the purchase of call options in the amount of $583.6 million, the redemption of 93% of our zero coupon senior convertible debentures due 2021 for a total redemption price of $769.8 million and for repurchases of our common shares in the open market for $1.37 billion.

Future Cash Requirements

As of September 30, 2007, we had long-term debt, including current maturities, of approximately $4.0 billion and cash and cash equivalents and investments of approximately $1.3 billion, including $383.3 million of long-term investments and $43.6 million in cash proceeds receivable from the sale of certain non-marketable securities that is included in other current assets. The cash proceeds were received during October.

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

The $700 million zero coupon senior exchangeable notes due 2023 provide that upon an exchange of these notes, we will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the note indentures. The notes cannot be exchanged until the price for our shares exceeds $42.06 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, or with respect to all calendar quarters beginning on or after July 1, 2008, $38.56 on such last trading day, or subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate; or if Nabors Delaware calls the notes for redemption; or upon the occurrence of specified corporate transactions described in the note indenture. The notes can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018 for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any. Accordingly, as our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008, the outstanding principal amount of these notes of $700 million were reclassified from long-term debt to current liabilities in our balance sheet as of June 30, 2007. If these notes are not put to us on June 15, 2008, the notes will be reclassified back to long-term debt in our balance sheet at that time.

As of September 30, 2007, we had outstanding purchase commitments of approximately $373.9 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $.8 - 1.0 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of drilling and well-servicing rigs that we own and operate and will consist primarily of land drilling and well-servicing rigs.

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

In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. For the nine months ended September 30, 2007, there were no repurchases of our common stock relating to this program. As of September 30, 2007, we had $406.3 million of shares that still may be purchased under this share repurchase program.

In connection with the adoption of FIN 48 on January 1, 2007, we have recorded an increase of $45 million to our reserve for uncertain tax positions. As of September 30, 2007, the Company had approximately $74.1 million of unrecognized tax benefits recorded as other long-term liabilities. Other than the impact of the adoption of FIN 48, there have been no significant changes to our contractual cash obligations table which was included in our Annual Report on Form 10-K for the year ended December 31, 2006. As a result, it is reasonably possible that the amount of the unrecognized benefits with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. Because of the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities, our contractual cash obligations table is not updated herein.

See Note 7 to our accompanying consolidated financial statements for discussion of commitments and contingencies relating to (i) employment contracts that could result in significant cash payments by the Company if there are terminations of certain executives in the event of death, disability, termination without cause or in the event of a change in control and (ii) off-balance sheet arrangements (including guarantees.)

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of September 30, 2007, we had cash and cash equivalents and investments of $1.3 billion (including $383.3 million of long-term investments and $43.6 million in cash proceeds receivable from the sale of certain non-marketable securities that is included in other current assets) and working capital of $988.9 million. The cash proceeds were received during October. This compares to cash and cash equivalents and investments of $1.7 billion (including $513.3 million of long-term investments) and working capital of $1.7 billion as of December 31, 2006.

Our gross funded debt to capital ratio was 0.45:1 as of September 30, 2007 and 0.50:1 as of December 31, 2006. Our net funded debt to capital ratio was 0.35:1 as of September 30, 2007 and 0.37:1 as of December 31, 2006. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments. Capital is defined as shareholders’ equity. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital.

Long-term investments consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable because they do not have published fair values. Our interest coverage ratio was 32.2:1 as of September 30, 2007, compared to 38.1:1 as of December 31, 2006. The interest coverage ratio is a trailing twelve-month computation of the sum of income from continuing operations before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense.

We have four letter of credit facilities with various banks as of September 30, 2007. Availability and borrowings under our credit facilities as of September 30, 2007 are as follows:

(In thousands)

Credit available	$211,165
Letters of credit outstanding	158,629

Remaining availability	$52,536

On October 3, 2007, we and one of our joint venture partners sold certain oil and gas holdings, included in our Oil and Gas operating segment, to an unrelated party and received net proceeds of approximately $297.5 million.

We have a shelf registration statement on file with the SEC to allow us to offer, from time to time, up to $700 million in debt securities, guarantees of debt securities, preferred shares, depository shares, common shares, share purchase contracts, share purchase units and warrants. We currently have not issued any securities registered under this registration statement.

Our current cash and cash equivalents, short-term and long-term investments and projected cash flows generated from current operations are expected to more than adequately finance our purchase commitments, our debt service requirements, and all other expected cash requirements for the next twelve months. However, as discussed under Future Cash Requirements above, the $2.75 billion 0.94% senior exchangeable notes and $700 million zero coupon senior exchangeable notes can be exchanged when the price of our shares exceeds $59.57 and $42.06, respectively, for the required period of time, resulting in our payment of the principal amount of the notes, or $2.75 billion and $700 million, respectively, in cash. Our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008 resulting in our payment of cash and accordingly, the outstanding principal amount of these notes of $700 million was reclassified from long-term debt to current liabilities in our balance sheet as of June 30, 2007.

On October 26, 2007, the market price for our shares closed at $27.56. If the market price threshold of $59.57 or $42.06 was exceeded and the notes were exchanged or if the holders of the $700 million notes require us to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes on June 15, 2008, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange or purchase of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Dominion Bond Rating Service (DBRS), Fitch Ratings, Moody’s Investor Service and Standard & Poor’s, which are currently “AL”, “A−”, “A3” and “A−”, respectively, and our historical ability to access those markets as needed.

See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk below.

Other Matters

Critical Accounting Estimates

We disclosed our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2006. No significant changes have occurred to those policies except for our adoption of FIN 48 effective January 1, 2007. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements reflect the expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and relevant facts, but without considering time values. For a discussion of the impact of our adoption of FIN 48, see Note 5 to our accompanying unaudited financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to market risk through changes in interest rates and foreign currency risk arising from our operations in international markets as discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in our exposure to market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

On October 17, 2007, we settled a dispute with a vendor. Pursuant to the settlement, we received an equity interest in a parent company of the vendor, we, in consideration of which, granted the vendor a nonexclusive, royalty-free license to use certain technology, and the parties each executed a mutual release of claims against each other.

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

NABORS INDUSTRIES LTD.

Date: October 31, 2007	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and Chief Executive Officer

Date: October 31, 2007	/s/ Bruce P. Koch
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