Form 10-K
period 2007-12-31
NABORS INDUSTRIES LTD
filed 2008-02-28
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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
YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
The aggregate market value of the 268,520,223 common shares, par value $.001 per share, held by non-affiliates of the registrant, based upon the closing price of our common shares as of the last business day of our most recently completed second fiscal quarter, June 30, 2007, of $33.38 per share as reported on the New York Stock Exchange, was $8,963,205,044. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of common shares, par value $.001 per share, outstanding as of February 22, 2008 was 280,678,568. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 121,008 exchangeable shares outstanding as of February 22, 2008 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.
DOCUMENTS INCORPORATED BY REFERENCE (to the extent indicated herein)
Specified portions of the 2008 Notice of Annual Meeting of Shareholders and the definitive Proxy
Statement to be distributed in connection with the 2008 annual meeting of shareholders (Part III)

NABORS INDUSTRIES LTD.
Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2007

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
     Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the Company,” or “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.
PART I
ITEM 1. BUSINESS
Introduction.
     Nabors is the largest land drilling contractor in the world with approximately 535 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 564 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 173 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 35 platform, 12 jack-up units and 4 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which actively markets 9 rigs. We also offer a wide range of ancillary well-site services, including engineering, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities and have 49% ownership interests in joint ventures in the U.S., Canada and International areas.
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

A land-based workover or well-servicing rig consists of a mobile carrier, engine, drawworks and a mast. The mobile workover or well-servicing rig is specially designed for periodic maintenance as well as major repairs and modifications of oil and gas wells for which service is required to maximize the productive life of such wells. Workovers may be required to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks or convert a depleted well to an injection well for secondary or enhanced recovery projects. The primary function of a workover or well-servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well. Because of size and cost considerations, well-servicing and workover rigs are used for these operations rather than the larger drilling rigs. Land-based drilling rigs are moved between well sites and between geographic areas of operations by using our fleet of cranes, loaders and transport vehicles or those from a third party service vendor. Well-servicing rigs are generally self-propelled units and heavier capacity workover rigs are either self-propelled or trailer mounted and include auxiliary equipment, which is either transported on trailers or moved with trucks.
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
Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 19 of the Notes to Consolidated Financial Statements included in Part II, Item 8. below.
Customers: Types of Drilling Contracts.
     Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No customer accounted for greater than 10% of consolidated revenues in 2007 or in 2006.
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
Well-Servicing and Workover Services.
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
Oil and Gas Investments.
     Through our Ramshorn business unit, Nabors makes selective investments in oil and gas exploration, development and production operations. Beginning in late 2006, we entered into an agreement with First Reserve Corporation to form select joint ventures to invest in oil and gas exploration opportunities worldwide. During 2007, three joint ventures were formed for operations in the United States, Canada and International areas. We hold a 49% ownership interest in these joint ventures. Additional information about recent activities for this segment can be found in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Oil and Gas.
Other Services.
     Canrig Drilling Technology Ltd., our drilling technologies subsidiary, manufactures top drives, which are installed on both onshore and offshore drilling rigs. Our top drives are marketed throughout the world. During the last three years, approximately 65% of our top drive sales were made to other Nabors companies. We also rent top drives and provide top drive installation, repair and maintenance services to our customers. Canrig Drilling Technology Canada Ltd. manufactures catwalks and wrenches which are installed on both onshore and offshore drilling rigs. During the last nineteen months of operations since acquisition, approximately 62% of the equipment sales were made to other Nabors companies. Epoch Well Services, Inc., our well services subsidiary, offers rig instrumentation equipment, including sensors, proprietary RIGWATCH™ software and computerized equipment that monitors the real-time performance of a rig. In addition, Epoch specializes in daily reporting software for drilling operations, making this data available through the internet via mywells.com. Epoch also provides mudlogging services. Ryan Energy Technologies, Inc., another one of our subsidiaries, manufactures and sells directional drilling and rig instrumentation and data collection services to oil and gas exploration and service companies. Nabors has a 50% interest in Peak Oilfield Services Company, a general partnership with a subsidiary of Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Services provides heavy equipment to move drilling rigs, water, other fluids and construction materials, primarily on Alaska’s North Slope and in the Cook Inlet region. The partnership also provides construction and maintenance for ice roads, pads, facilities, equipment, drill sites and pipelines. Nabors also has a 50% interest in Alaska Interstate Construction, a limited liability company whose other primary partner is Cook Inlet Region, Inc. Alaska Interstate Construction is a general contractor involved in the construction of roads, bridges, dams, drill sites and other facility sites, as well as providing mining support in Alaska. Revenues are derived from services to companies engaged in mining and public works. Our subsidiary, Peak USA Energy Services, Ltd., provides hauling and maintenance services for customers in the U.S. Lower 48 states. Nabors Blue Sky Ltd. leases aircraft used for logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft.
Our Employees.
     As of December 31, 2007, Nabors employed approximately 23,965 persons, of whom approximately 3,044 were employed by unconsolidated affiliates. We believe our relationship with our employees generally is good.
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
     Certain competitors are present in more than one of Nabors’ operating regions, although no one competitor operates in all of these areas. In the U.S. Lower 48 states, there are several hundred competitors with national, regional or local rig operations. In domestic land workover and well-servicing, we compete with Basic Energy Services, Inc. and Key Energy Services, Inc. and with numerous other competitors having smaller regional or local rig operations. In Canada and offshore, Nabors competes with many firms of varying size, several of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various contractors at each location where it operates. Nabors believes that the market for land drilling, workover and well-servicing contracts will continue to be competitive for the foreseeable future.
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
Our Business Strategy.
     Since 1987, with the installation of our current management team, Nabors has adhered to a consistent strategy aimed at positioning our company to grow and prosper in good times and to mitigate adverse effects during periods of poor market conditions. We have maintained a financial posture that allows us to capitalize on market weakness and strength by adding to our business base, thereby enhancing our upside potential. The principal elements of our strategy have been to:
•	Maintain flexibility to respond to changing conditions.

•	Maintain a conservative and flexible balance sheet.

•	Build cost effectively a base of premium assets.

•	Build and maintain low operating costs through economies of scale.

•	Develop and maintain long-term, mutually attractive relationships with key customers and vendors.

•	Build a diverse business in long-term, sustainable and worthwhile geographic markets.

•	Recognize and seize opportunities as they arise.

•	Continually improve safety, quality and efficiency.

•	Implement leading edge technology where cost-effective to do so.

•	Build shareholder value by an expansion of our oil and gas reserves and production.
     Our business strategy is designed to allow us to grow and remain profitable in any market environment. The major developments in our business in the past three years illustrate our implementation of this strategy and its continuing success. Specifically, we have taken advantage of the robust rig market to obtain a high volume of contracts for newly constructed rigs. A large proportion of these rigs are subject to long-term contracts with creditworthy customers with the most significant impact occurring in our International operations. This will not only expand our operations with the latest state-of-the-art rigs, which should better weather downturns in market activity, but eventually replace the oldest least capable rigs in our existing fleet.

Acquisitions and Divestitures.
     We have grown from a land drilling business centered in the U.S. Lower 48 states, Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 actively marketed land drilling rigs in Canada, Alaska and in various international markets. Today, Nabors’ worldwide fleet of actively marketed rigs consist of approximately 535 land drilling rigs, approximately 564 domestic and 173 international land workover and well-servicing rigs, 35 offshore platform rigs, 12 jack-up units, 4 barge rigs and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions. Although Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition opportunities will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.
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
     On May 31, 2006, we completed an acquisition of Pragma Drilling Equipment Ltd.’s business, which manufactures catwalks, iron roughnecks and other related oilfield equipment, through an asset purchase consisting primarily of intellectual property for a total purchase price of Cdn. $46.1 million (U.S. $41.5 million). The purchase price has been allocated based on final valuations of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $10.5 million.
     On August 8, 2007, we sold our Sea Mar business which had previously been included in Other Operating segments. The assets included 20 offshore supply vessels and certain related assets, including a right under a vessel construction contract. The operating results of this business for all periods presented are accounted for as a discontinued operation in the accompanying audited consolidated statements of income.
     From time to time, we may sell a subsidiary or group of assets outside of our core markets or business, if it is economically advantageous for us to do so.
Environmental Compliance.
     Nabors does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2008. Nabors believes it is in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to the business or financial condition of Nabors. For a more detailed description of the environmental laws and regulations applicable to Nabors operations, see below under Part I — Item 1A. — Risk Factors — Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect Nabors’ results of operations.

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
The nature of our operations presents inherent risks of loss that, if not insured or indemnified against, could adversely affect our results of operations
     Our operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. In addition, our international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive. It is possible that we will face continued upward pressure in our upcoming insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize the overall cost to the Company.

The profitability of our international operations could be adversely affected by war, civil disturbance or political or economic turmoil
     We derive a significant portion of our business from international markets, including major operations in Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. These operations are subject to various risks, including the risk of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. In the international markets in which we operate, we are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.
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
     We employ personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also use consultants and to advise on and assist with our environmental compliance efforts. Liabilities are recorded when the need for environmental assessments and/or remedial efforts become known or probable and the cost can be reasonably estimated.
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
Because our option, warrant and convertible securities holders have a considerable number of common shares available for issuance and resale, significant issuances or resales in the future may adversely affect the market price of our common shares
     As of February 22, 2008, we had 800,000,000 authorized common shares, of which 280,678,568 shares were outstanding. In addition, 29,557,933 common shares were reserved for issuance pursuant to option and employee benefit plans, and 99,156,387 shares were reserved for issuance upon conversion or repurchase of outstanding zero coupon convertible debentures and zero coupon senior exchangeable notes. In addition, up to 121,008 of our common shares could be issuable on exchange of the shares of Nabors Exchangeco (Canada) Inc. We also may sell up to $700 million of securities of various types in connection with a shelf registration statement declared effective on January 16, 2003 by the SEC. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of warrants or options (and, where applicable, sales pursuant to Rule 144) or the conversion into common shares, or repurchase of debentures and notes using common shares, would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
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
We have a substantial amount of debt outstanding
     As of December 31, 2007, we have long-term debt of approximately $4.0 billion, including current maturities of $700 million, and cash and cash equivalents and investments of $1.1 billion, including $236.3 million of long-term investments and $53.1 million in cash proceeds receivable from the sale of certain non-marketable securities that is included in other current assets. If either of our $2.75 billion 0.94% senior exchangeable notes or the $700 million zero coupon senior exchangeable notes are exchanged or our $700 million zero coupon senior exchangeable notes are put to us, we believe that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. We have a gross funded debt to capital ratio of 0.44:1 and a net funded debt to capital ratio of 0.37:1. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments. Capital is defined as shareholders’ equity. Both of these ratios are methods for calculating the amount of leverage a company has in relation to its capital.
     On February 20, 2008, Nabors Industries, Inc., our wholly-owned subsidiary, issued $575 million aggregate principal amount of 6.15% senior notes due 2018 that are fully and unconditionally guaranteed by Nabors Industries Ltd. See Note 21 Subsequent Event of our accompanying consolidated financial statements for additional information.
Our ability to perform under new contracts and to grow our business as forecasted depends to a substantial degree on timely delivery of rigs and equipment from our suppliers
     The forecasted growth in the operating revenues and net income for our Contract Drilling subsidiaries depends to a substantial degree on the timely delivery of rigs and equipment from our suppliers as part of our recently expanded capital programs. We can give no assurances that our suppliers will meet expected delivery schedules for delivery of these new rigs and equipment or that the new rigs and equipment will be free from defects. Delays in the delivery of new rigs and equipment and delays incurred in correcting any defects in such rigs and equipment could cause us to fail to meet our operating forecasts and could subject us to late delivery penalties under contracts with our customers.
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
     On September 14, 2006, Nabors Drilling International Limited (“NDIL”), a wholly-owned Bermuda subsidiary of Nabors, received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny a depreciation expense deduction that relates to drilling rigs operating in Mexico in 2003, as well as a deduction for payments made to an affiliated company for the provision of labor services in Mexico. The amount assessed by the SAT is approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses in 2004, 2005, 2006 and 2007. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005, 2006 and 2007 tax years.
Proposed tax legislation could mitigate or eliminate the benefits of our 2002 reorganization as a Bermuda company
     Various bills have been introduced in Congress which could reduce or eliminate the tax benefits associated with our reorganization as a Bermuda company. Legislation enacted by Congress in 2004 provides that a corporation that reorganized in a foreign jurisdiction on or after March 4, 2003 shall be treated as a domestic corporation for United States federal income tax purposes. Nabors’ reorganization was completed June 24, 2002. There have been and we expect that there may continue to be legislation proposed by Congress from time to time applicable to certain companies that completed such reorganizations on or after March 20, 2002 which, if enacted, could limit or eliminate the tax benefits associated with our reorganization.
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
Legal proceedings could affect our financial condition and results of operations

     We are from time to time subject to legal proceedings or governmental investigations which include employment, tort, intellectual property and other claims, and purported class action and shareholder derivative actions. We also are subject to complaints or allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws. Lawsuits or claims could result in decisions against us which could have a material adverse effect on our financial condition or results of operations.
Our financial results could be affected by changes in the value of our investment portfolio
     We invest our excess cash in a variety of investment vehicles, many of which are subject to fluctuations resulting from a variety of economic factors or factors associated with a particular investment, including without limitation, overall declines in the equity markets, currency and interest rate fluctuations, volatility in the credit markets, exposures related to concentrations of investments in a particular fund or investment, exposures related to hedges of financial positions, and the performance of particular fund or investment managers. As a result, events or developments which negatively affect the value of our investments could have a material adverse effect on our results of operations.
The loss of key executives could reduce our competitiveness and prospects for future success
     The successful execution of our strategies central to our future success will depend, in part, on a few of our key executive officers. We have entered into employment agreements with our Chairman and Chief Executive Officer, Mr. Eugene M. Isenberg and our Deputy Chairman, President and Chief Operating Officer, Mr. Anthony G. Petrello, to secure their employment through September 30, 2010. We do not carry key man insurance. The loss of Mr. Isenberg or Mr. Petrello could have an adverse effect on our financial condition or results of operations.
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
     Additional information about our properties can be found in Notes 2 and 6 (each, under the caption Property, Plant and Equipment) and 14 (under the caption Operating Leases) of the Notes to Consolidated Financial Statements in Part II, Item 8. below. The revenues and property, plant and equipment by geographic area for the fiscal years ended December 31, 2005, 2006 and 2007, can be found in Note 19 of the Notes to Consolidated Financial Statements in Part II, Item 8. below. A description of our rig fleet is included under the caption Introduction in Part I, Item 1. — Business.
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
     On February 6, 2007, a purported shareholder derivative action entitled Kenneth H. Karstedt v. Eugene M. Isenberg, et al was filed in the United States District Court for the Southern District of Texas against the Company’s officers and directors, and against the Company as a nominal defendant. The complaint alleged that stock options were priced retroactively and were improperly accounted for, and alleged various causes of action based on that assertion. The complaint sought, among other things, payment by the defendants to the Company of damages allegedly suffered by it and disgorgement of profits. On March 5, 2007, another purported shareholder derivative action entitled Gail McKinney v. Eugene M. Isenberg, et al was also filed in the United States District Court for the Southern District of Texas. The complaint made substantially the same allegations against the same defendants and sought the same elements of damages. The two derivative actions were consolidated into one proceeding. On December 31, 2007, the Company and the individual defendants agreed with the plaintiffs-shareholders to settle the derivative action. The settlement is subject to preliminary and final approval of the United States District Court for the Southern District of Texas. Under the terms of the proposed settlement, the Company and the individual defendants have implemented or will implement certain corporate governance reforms and adopt certain modifications to our equity award policy and our Compensation Committee charter. The Company and its insurers have agreed to pay up to $2.85 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs.
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
     On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. Our Audit Committee of the Board of Directors has engaged outside counsel to review certain transactions with this vendor, which provides freight forwarding and customs clearance services, and we are cooperating with the Department of Justice inquiry. The ultimate outcome of this review cannot be determined at this time.
     On October 17, 2007, we settled a dispute with a vendor. Pursuant to the settlement, we received an equity interest in a parent company of the vendor, we granted the vendor a nonexclusive, royalty-free license to use certain technology, and the parties each executed a mutual release of claims against each other.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK PERFORMANCE GRAPH
     The following graph illustrates comparisons of five-year cumulative total returns among Nabors Industries Ltd., the S&P 500 Index and the Dow Jones Oil Equipment and Services Index. Total return assumes $100 invested on December 31, 2002 in shares of Nabors Industries Ltd., the S&P 500 Index, and the Dow Jones Oil Equipment and Services Index. It also assumes reinvestment of dividends and is calculated at the end of each calendar year, December 31, 2003 to December 31, 2007.

	2003	2004	2005	2006	2007
Nabors Industries Ltd.	118	145	215	169	155
S&P 500 Index	129	143	150	173	183
Dow Jones Oil Equipment and Services Index	115	155	236	267	388
I. Market and Share Prices.
     Our common shares are traded on the New York Stock Exchange under the symbol “NBR”. At December 31, 2007, there were approximately 2,006 shareholders of record. We have not paid any cash dividends on our common shares since 1982. Nabors does not currently intend to pay any cash dividends on its common shares. However, we note that there have been recent positive industry trends and changes in tax law providing more favorable treatment of dividends. As a result, we can give no assurance that we will not reevaluate our position on dividends in the future.
     On December 13, 2005, our Board of Directors approved a two-for-one stock split of our common shares to be effectuated in the form of a stock dividend. The stock dividend was distributed on April 17, 2006 to shareholders of record on March 31, 2006. For all balance sheets presented, capital in excess of par value was reduced by $.2 million and common shares were increased by $.2 million.

     The following table sets forth the reported high and low sales prices of our common shares as reported on the New York Stock Exchange for the periods indicated.

		Share Price
Calendar Year		High	Low

2006	First quarter	41.35	31.36
	Second quarter	40.71	29.75
	Third quarter	36.04	28.35
	Fourth quarter	34.62	27.26

2007	First quarter	32.74	27.53
	Second quarter	36.42	29.59
	Third quarter	34.10	27.05
	Fourth quarter	31.23	26.00
     The following table provides information relating to Nabors’ repurchase of common shares during the fourth quarter of 2007:

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or
Period	Shares Purchased	per Share	Programs	Programs(1)
(In thousands, except per share prices)
November 1 — November 30, 2007	951	$26.87	951	$380,721
December 1 — December 31, 2007	2,831	$27.16	2,831	$303,810

(1)	In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through December 31, 2007, approximately $196.2 million of our common shares had been repurchased under this program. As of December 31, 2007, we had $303.8 million of shares that still may be purchased under the July 2006 share repurchase program.
     No common shares were repurchased during October 2007.
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

ITEM 6. SELECTED FINANCIAL DATA

Operating Data (1)(2)	Year Ended December 31,
(In thousands, except per share amounts and ratio data)	2007	2006	2005	2004	2003
Revenues and other income:
Operating revenues	$4,938,848	$4,707,289	$3,394,472	$2,351,571	$1,814,520
Earnings from unconsolidated affiliates	17,724	20,545	5,671	4,057	10,058
Investment (loss) income	(15,891)	102,007	85,428	50,044	33,800

Total revenues and other income	4,940,681	4,829,841	3,485,571	2,405,672	1,858,378

Costs and other deductions:
Direct costs	2,764,559	2,511,392	1,958,538	1,542,364	1,225,960
General and administrative expenses	436,282	416,610	247,129	192,692	164,136
Depreciation and amortization	467,730	364,653	285,054	248,057	219,841
Depletion	72,182	38,580	46,894	45,460	8,599
Interest expense	53,702	46,586	44,849	48,507	70,740
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	10,895	24,118	45,952	(5,036)	1,362

Total costs and other deductions	3,805,350	3,401,939	2,628,416	2,072,044	1,690,638

Income from continuing operations before income taxes	1,135,331	1,427,902	857,155	333,628	167,740
Income tax expense (benefit)	239,664	434,893	219,000	32,660	(19,968)

Income from continuing operations, net of tax	895,667	993,009	638,155	300,968	187,708
Income from discontinued operations, net of tax	35,024	27,727	10,540	1,489	4,520

Net income	$930,691	$1,020,736	$648,695	$302,457	$192,228

Earnings per share:
Basic from continuing operations	$3.21	$3.42	$2.05	$1.01	$.64
Basic from discontinued operations	.13	.10	.03	.01	.02

Total Basic	$3.34	$3.52	$2.08	$1.02	$.66

Diluted from continuing operations	$3.13	$3.31	$1.97	$.96	$.61
Diluted from discontinued operations	.12	.09	.03	—	.01

Total Diluted	$3.25	$3.40	$2.00	$.96	$.62

Weighted-average number of common shares outstanding:
Basic	279,026	290,241	312,134	297,872	292,989
Diluted	286,606	299,827	324,378	328,060	313,794

Capital expenditures and acquisitions of businesses (3)	$1,979,831	$1,997,971	$1,003,269	$544,429	$353,138
Interest coverage ratio (4)	32.5:1	38.1:1	25.6:1	12.9:1	6.1:1

Balance Sheet Data (2) (In thousands, except ratio data)	2007	2006	2005	2004	2003
Cash and cash equivalents and short-term and long-term investments (5)	$1,056,358	$1,653,285	$1,646,327	$1,411,047	$1,579,090
Working capital	710,980	1,650,496	1,264,852	821,120	1,529,691
Property, plant and equipment, net	6,689,126	5,410,101	3,886,924	3,275,495	2,990,792
Total assets	10,103,382	9,142,303	7,230,407	5,862,609	5,602,692
Long-term debt	3,306,433	4,004,074	1,251,751	1,201,686	1,985,553
Shareholders’ equity	$4,514,121	$3,536,653	$3,758,140	$2,929,393	$2,490,275
Funded debt to capital ratio:
Gross (6)	0.44:1	0.50:1	0.32:1	0.38:1	0.45:1
Net (7)	0.37:1	0.37:1	0.08:1	0.15:1	0.20:1

(1)	All periods present the Sea Mar business as a discontinued operation.

(2)	Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include Pragma Drilling Equipment Ltd. assets (May 2006), 1183011 Alberta Ltd. (January 2006), Sunset Well Service, Inc. (August 2005), Alexander Drilling, Inc. assets (June 2005), Phillips Trucking, Inc. assets (June 2005), and Rocky Mountain Oil Tools, Inc. assets (March 2005).

(3)	Represents capital expenditures and the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(4)	The interest coverage ratio from continuing operations is computed by calculating the sum of income from continuing operations before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income (loss) and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. The “interest coverage ratio from continuing operations” is not a measure of operating performance or liquidity defined by accounting principles generally accepted in the United States of America and may not be comparable to similarly titled measures presented by other companies.

(5)	The December 31, 2007 amount includes $53.1 million in cash proceeds receivable from brokers from the sale of certain long-term investments that are included in other current assets. These proceeds were received during January 2008.

(6)	The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities, net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity.

(7)	The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities, net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments. Capital is defined as shareholders’ equity. The “net funded debt to capital ratio” is not a measure of operating performance or liquidity defined by accounting principles generally accepted in the United States of America and may not be comparable to similarly titled measures presented by other companies.
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
     Nabors is the largest land drilling contractor in the world. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. Nabors also is one of the largest land well-servicing and workover contractors in the United States and Canada and is a leading provider of offshore platform workover and drilling rigs in the United States and multiple international markets. To further supplement and complement our primary business, we offer a wide range of ancillary well-site services, including engineering, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services, in selected domestic and international markets. We offer logistics services for onshore drilling in Canada using helicopter and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, and rig reporting software. We also invest in oil and gas exploration, development and production activities worldwide.
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

	Year Ended December 31,			Increase / (Decrease)
	2007	2006	2005	2007 to 2006		2006 to 2005
Commodity prices:
Average Henry Hub natural gas spot price ($/million cubic feet (mcf))	$6.97	$6.73	$8.89	$0.24	4%	$(2.16)	(24%)
Average West Texas intermediate crude oil spot price ($/barrel)	$72.23	$66.09	$56.59	$6.14	9%	$9.50	17%
     Operating revenues and earnings from unconsolidated affiliates for the year ended December 31, 2007 totaled $5.0 billion, representing an increase of $228.7 million, or 5%, compared to the year ended December 31, 2006. Adjusted income derived from operating activities and net income for the year ended December 31, 2007 totaled $1.2 billion and $930.7 million ($3.25 per diluted share), respectively, representing decreases of 13% and 9%, respectively, compared to the year ended December 31, 2006. Operating revenues and earnings from unconsolidated affiliates for the year ended December 31, 2006 totaled $4.7 billion, representing an increase of $1.3 billion, or 39%, compared to the year ended December 31, 2005. Adjusted income derived from operating activities and net income for the year ended December 31, 2006 totaled $1.4 billion and $1.0 billion ($3.40 per diluted share), respectively, representing increases of 62% and 57%, respectively, compared to the year ended December 31, 2005.
     The decrease in our adjusted income derived from operating activities from 2006 to 2007 related primarily to our U.S. Lower 48 Land Drilling, Canada Drilling and Well-servicing, and our U.S. Well-servicing operations, where activity levels have decreased despite slightly higher natural gas prices and higher oil prices. Operating results were further negatively impacted by higher levels of depreciation expense due to our capital expenditures. Partially offsetting the decreases in our adjusted income derived from operating activities were the increases in operating results from our International operations and to a lesser extent by our Alaska operations, driven by continuing high oil prices. In addition, our net income and earnings per share for 2007 has decreased compared to 2006 as a result of investment net losses during 2007 only partially offset by a lower effective tax rate and a lower number of average shares outstanding.
     The increase in operating results from 2005 to 2006 resulted from higher revenues realized by essentially all of our operating segments. Revenues increased as a result of higher average dayrates and activity levels during 2006 compared to 2005. This increase in average dayrates and activity reflects an increase in demand for our services in these markets during 2006, which resulted from continuing higher expenditures by our customers for drilling and workover services as a result of historically high oil and natural gas prices throughout 2006.
     Our operating results for 2008 are expected to approximate the levels realized during 2007. We expect our International operations to show substantial increases resulting from the deployment of additional rigs under long-term contracts and the renewal of existing contracts at higher current market rates. However, our North American natural gas driven operations are expected to decrease. In our U.S. Lower 48 Land Drilling operations, we expect a significant number of expiring term contracts for older rigs to rollover in 2008 at lower margins. These decreases should be partially offset by the remaining new rig deployments at higher margins and improved margins of the previously deployed new rigs. We expect our Canadian operations to decrease as a result of the depressed market conditions there.

     The following tables set forth certain information with respect to our reportable segments and rig activity:

(In thousands, except percentages	Year Ended December 31,	Increase/(Decrease)
and rig activity)	2007	2006	2005	2007 to 2006	2006 to 2005
Reportable segments:
Operating revenues and earnings from unconsolidated affiliates from continuing operations: (1)
Contract Drilling: (2)
U.S. Lower 48 Land Drilling	$1,710,990	$1,890,302	$1,306,963	$(179,312)	(9%)	$583,339	45%
U.S. Land Well-servicing	715,414	704,189	491,704	11,225	2%	212,485	43%
U.S. Offshore	212,160	221,676	158,888	(9,516)	(4%)	62,788	40%
Alaska	152,490	110,718	85,768	41,772	38%	24,950	29%
Canada	545,035	686,889	553,537	(141,854)	(21%)	133,352	24%
International	1,094,802	746,460	552,656	348,342	47%	193,804	35%

Subtotal Contract Drilling (3)	4,430,891	4,360,234	3,149,516	70,657	2%	1,210,718	38%
Oil and Gas (4) (5)	152,320	59,431	62,913	92,889	156%	(3,482)	(6%)
Other Operating Segments (6) (7)	588,483	505,286	282,910	83,197	16%	222,376	79%
Other reconciling items (8)	(215,122)	(197,117)	(95,196)	(18,005)	(9%)	(101,921)	(107%)

Total	$4,956,572	$4,727,834	$3,400,143	$228,738	5%	$1,327,691	39%

Adjusted income (loss) derived from operating activities from continuing operations: (1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$596,302	$821,821	$464,570	$(225,519)	(27%)	$357,251	77%
U.S. Land Well-servicing	156,243	199,944	107,728	(43,701)	(22%)	92,216	86%
U.S. Offshore	51,508	65,328	38,783	(13,820)	(21%)	26,545	68%
Alaska	37,394	17,542	16,608	19,852	113%	934	6%
Canada	87,046	185,117	136,368	(98,071)	(53%)	48,749	36%
International	332,283	208,705	135,588	123,578	59%	73,117	54%

Subtotal Contract Drilling(3)	1,260,776	1,498,457	899,645	(237,681)	(16%)	598,812	67%
Oil and Gas	56,133	4,065	10,194	52,068	N/M	(10)	(6,129)	(60%)
Other Operating Segments (6)	35,273	30,028	17,619	5,245	17%	12,409	70%
Other reconciling items (11)	(136,363)	(135,951)	(64,930)	(412)	0%	(71,021)	(109%)

Total	1,215,819	1,396,599	862,528	(180,780)	(13%)	534,071	62%
Interest expense	(53,702)	(46,586)	(44,849)	(7,116)	(15%)	(1,737)	(4)%
Investment (loss) income	(15,891)	102,007	85,428	(117,898)	(116%)	16,579	19%
(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net	(10,895)	(24,118)	(45,952)	13,223	55%	21,834	48%

Income from continuing operations before income taxes	$1,135,331	$1,427,902	$857,155	$(292,571)	(20%)	$570,747	67%

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2007	2006	2005	2007 to 2006		2006 to 2005
Rig activity:
Rig years: (12)
U.S. Lower 48 Land Drilling	229.4	255.5	235.9	(26.1)	(10%)	19.6	8%
U.S. Offshore	15.8	16.4	15.6	(0.6)	(4%)	0.8	5%
Alaska	8.7	8.6	7.1	0.1	1%	1.5	21%
Canada	36.7	53.3	53.0	(16.6)	(31%)	0.3	1%
International (13)	115.2	97.1	82.3	18.1	19%	14.8	18%

Total rig years	405.8	430.9	393.9	(25.1)	(6%)	37.0	9%

Rig hours: (14)
U.S. Land Well-servicing	1,119,497	1,256,141	1,216,453	(136,644)	(11%)	39,688	3%
Canada Well-servicing	283,471	360,129	367,414	(76,658)	(21%)	(7,285)	(2%)

Total rig hours	1,402,968	1,616,270	1,583,867	(213,302)	(13%)	32,403	2%

(1)	Information excludes the Sea Mar business, which has been classified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $5.6 million, $4.0 million and $(1.3) million for the years ended December 31, 2007, 2006 and 2005, respectively.

(4)	Represents our oil and gas exploration, development and production operations.

(5)	Includes earnings (losses), net, from unconsolidated affiliates, accounted for by the equity method, of $(3.9) million for the year ended December 31, 2007 and $0 for the years ended December 31, 2006 and 2005, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings from unconsolidated affiliates, accounted for by the equity method, of $16.0 million, $16.5 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(10)	The percentage is so large that it is not meaningful.

(11)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(12)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(13)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the years ended December 31, 2007 and 2006, respectively, and 3.9 years during the year ended December 31, 2005.

(14)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

SEGMENT RESULTS OF OPERATIONS
Contract Drilling
     Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.
     U.S. Lower 48 Land Drilling. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2007	2006	2005	2007 to 2006		2006 to 2005
Operating revenues and earnings from unconsolidated affiliates	$1,710,990	$1,890,302	$1,306,963	$(179,312)	(9%)	$583,339	45%
Adjusted income derived from operating activities	$596,302	$821,821	$464,570	$(225,519)	(27%)	$357,251	77%
Rig years	229.4	255.5	235.9	(26.1)	(10%)	19.6	8%
     The decrease in operating results from 2006 to 2007 is a result of year-over-year decreases in drilling activity. Additionally, the decrease in operating results is due to higher drilling rig operating costs, including depreciation expense related to capital expansion projects.
     The increase in our operating results from 2005 to 2006 primarily resulted from year-over-year increases in average dayrates and drilling activity, which is reflected in the increase in rig years from 2005 to 2006. Average dayrates and activity levels improved during 2005 and 2006 as a result of an increase in demand for drilling services, which resulted primarily from continuing higher price levels for natural gas during 2006.
     U.S. Land Well-servicing. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2007	2006	2005	2007 to 2006		2006 to 2005
Operating revenues and earnings from unconsolidated affiliates	$715,414	$704,189	$491,704	$11,225	2%	$212,485	43%
Adjusted income derived from operating activities	$156,243	$199,944	$107,728	$(43,701)	(22%)	$92,216	86%
Rig hours	1,119,497	1,256,141	1,216,453	(136,644)	(11%)	39,688	3%
     Operating revenues and earnings from unconsolidated affiliates increased from 2006 to 2007 primarily due to year-over-year higher average dayrates, supported by the sustained level of high oil prices and an expansion of our geographic market through nine additional service centers from our capital spending program. Higher average dayrates were partially offset by lower rig utilization. The decrease in adjusted income derived from operating activities from 2006 to 2007 reflects lower rig utilization, higher operating costs, higher SG&A costs and higher depreciation expense related to capital expansion projects.
     The increase in our operating results from 2005 to 2006 primarily resulted from a year-over-year increase in average dayrates and from higher well-servicing hours. This increase in dayrates and well-servicing hours resulted from higher customer demand for our services in a number of markets in which we operate, which was driven by a sustained level of higher oil prices.
     U.S. Offshore. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2007	2006	2005	2007 to 2006		2006 to 2005
Operating revenues and earnings from unconsolidated affiliates	$212,160	$221,676	$158,888	$(9,516)	(4%)	$62,788	40%
Adjusted income derived from operating activities	$51,508	$65,328	$38,783	$(13,820)	(21%)	$26,545	68%
Rig years	15.8	16.4	15.6	(0.6)	(4%)	0.8	5%

     The decrease in operating results from 2006 to 2007 primarily resulted from a decrease in average dayrates and utilization for our jack-up rigs partially offset by the deployment of two new-built Barge and one Platform Workover Drilling rigs in early 2007. Operating results were further negatively impacted by increased depreciation expense relating to the new rigs added to the fleet.
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
     Alaska. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase
and rig activity)	2007	2006	2005	2007 to 2006		2006 to 2005
Operating revenues and earnings from unconsolidated affiliates	$152,490	$110,718	$85,768	$41,772	38%	$24,950	29%
Adjusted income derived from operating activities	$37,394	$17,542	$16,608	$19,852	113%	$934	6%
Rig years	8.7	8.6	7.1	0.1	1%	1.5	21%
     The increase in operating results from 2006 to 2007 and from 2005 to 2006 is primarily due to year-over-year increases in average dayrates, driven by the sustained level of high oil prices. Drilling activity levels have increased as a result from new customer demand and deployment and utilization of additional rigs in 2006 and 2007. The increases in 2006 and 2007 were partially offset by increased labor and repairs and maintenance costs in 2006 and 2007 as compared to prior years.
     Canada. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2007	2006	2005	2007 to 2006		2006 to 2005
Operating revenues and earnings from unconsolidated affiliates	$545,035	$686,889	$553,537	$(141,854)	(21%)	$133,352	24%
Adjusted income derived from operating activities	$87,046	$185,117	$136,368	$(98,071)	(53%)	$48,749	36%
Rig years — Drilling	36.7	53.3	53.0	(16.6)	(31%)	0.3	1%
Rig hours — Well-servicing	283,471	360,129	367,414	(76,658)	(21%)	(7,285)	(2%)
     The decrease in operating results from 2006 to 2007 resulted from year-over-year decreases in drilling and well-servicing activity. Our operating results for 2007 were further negatively impacted by proposed changes to the Alberta royalty and tax regime causing customers to assess the impact of such changes. The continued strengthening of the Canadian dollar versus the U.S. dollar positively impacted operating results in 2007 when translated to U.S. dollar equivalents but negatively impacted demand for our services as much of our customers revenue is denominated in U.S. dollars while their costs are denominated in Canadian dollars. Additionally, operating results were negatively impacted by increased operating expenses, including depreciation expense related to capital expansion projects.
     The increase in our operating results from 2005 to 2006 primarily resulted from year-over-year increases in average dayrates and hourly rates for our Canadian drilling and well-servicing operations, respectively, and from year-over-year increases in drilling activity. Average dayrates and hourly rates and drilling activity levels improved as a result of increased demand for our services in this market, which was driven by increased commodity prices from 2005 to 2006. The increases in drilling activity are reflected in the year-over-year increases in rig years. Well-servicing hours decreased from 2005 to 2006 as lower natural gas prices during the fourth quarter of 2006 reduced the demand for completion work on gas wells. Our results for 2006 and 2005 were also positively impacted by the strengthening of the Canadian dollar versus the U.S. dollar during those years.
     International. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase
and rig activity)	2007	2006	2005	2007 to 2006		2006 to 2005
Operating revenues and earnings from unconsolidated affiliates	$1,094,802	$746,460	$552,656	$348,342	47%	$193,804	35%
Adjusted income derived from operating activities	$332,283	$208,705	$135,588	$123,578	59%	$73,117	54%
Rig years	115.2	97.1	82.3	18.1	19%	14.8	18%

     The increase in operating results from 2006 to 2007 and from 2005 to 2006 primarily resulted from year-over-year increases in average dayrates and increases in drilling activities which is reflected in the increase in rig years from 2006 to 2007 and from 2005 to 2006. Average dayrates and activity levels improved during 2007 and 2006 as a result of an increase in demand for drilling services, due to the continuing high price for oil during 2006 and 2007. Results for 2007 have also been positively impacted from an expansion of our rig fleet and renewal of existing multi-year contracts at higher average dayrates.
Oil and Gas
     This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2007	2006	2005	2007 to 2006			2006 to 2005
Operating revenues and earnings from unconsolidated affiliates	$152,320	$59,431	$62,913	$92,889	156%		$(3,482)	(6%)
Adjusted income derived from operating activities	$56,133	$4,065	$10,194	$52,068	N/M	(1)	$(6,129)	(60%)

(1)	The percentage is so large that it is not meaningful.
     The increase in our operating results from 2006 to 2007 was primarily a result of year-over-year increases in income attributable to earnings related to production payment contracts and gains totaling $88 million recognized on the sale of certain properties during 2007. Additionally, operating results were higher year-over-year due to increases in production and increases in oil, gas and natural gas liquid prices. These increases to operating results were partially offset by a $33.6 million increase in depletion expense and approximately $3.9 million in net losses from the First Reserve joint ventures which commenced operations in 2007, as well as higher seismic costs and workover expenses compared to the prior year. The higher depletion expense resulted from increased units-of-production depletion and impairment charges, related to higher costs and lower than expected performance of certain oil and gas developmental wells.
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
Other Operating Segments
     These operations include our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Year Ended December 31,			Increase
(In thousands, except percentages)	2007	2006	2005	2007 to 2006		2006 to 2005
Operating revenues and earnings from unconsolidated affiliates	$588,483	$505,286	$282,910	$83,197	16%	$222,376	79%
Adjusted income (loss) derived from operating activities	$35,273	$30,028	$17,619	$5,245	17%	$12,409	70%
     The increase in our operating results from 2006 to 2007 and from 2005 to 2006 primarily resulted from increased sales of top drives driven by the strengthening of the oil market and increased equipment sales associated with the acquisition of Pragma Drilling Equipment Ltd. in May 2006 and increased demand for the directional drilling market in the U.S. and increased market share in Canada. Results for construction and logistics services decreased during 2007 compared to 2006 due to lower demand for our services and increased in 2006 compared to 2005 due to higher demand for our services.

Discontinued Operations
     During the third quarter of 2007, we sold our Sea Mar business which had previously been included in Other Operating Segments for a cash purchase price of $194.3 million. The assets included 20 offshore supply vessels and certain related assets, including a right under a vessel construction contract. The operating results of this business for all periods presented are accounted for as discontinued operations in the accompanying consolidated statements of income, including a gain, net of tax of $19.6 million recorded in the third quarter of 2007. The results of operations from discontinued operations are as follows:

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2007	2006	2005	2007 to 2006		2006 to 2005
Revenues	$58,887	$112,873	$65,436	$(53,986)	(48%)	$47,437	72%
Income from discontinued operations, net of tax	$35,024	$27,727	$10,540	$7,297	26%	$17,187	163%
     The decrease in revenues from 2006 to 2007 resulted from seven months of operations before our sale of the Sea Mar business in August 2007. The increase in income, net of tax, from 2006 to 2007 resulted from the gain recognized on the sale. The increase in our operating results from 2005 to 2006 primarily resulted from increased margins for our marine transportation and supply services driven by higher average dayrates and higher utilization, which was primarily driven by an improvement in the offshore drilling market that resulted in increased demand for our services.
OTHER FINANCIAL INFORMATION
General and administrative expenses

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2007	2006	2005	2007 to 2006		2006 to 2005
General and administrative expenses	$436,282	$416,610	$247,129	$19,672	5%	$169,481	69%
General and administrative expenses as a percentage of operating revenues	8.8%	8.9%	7.3%	(.1%)	(1%)	1.6%	22%
     General and administrative expenses increased from 2006 to 2007 and from 2005 to 2006 primarily as a result of increases in wages and burden for a majority of our operating segments compared to the prior year period, which primarily resulted from an increase in the number of employees required to support the increase in activity levels and from higher wages, and increased corporate compensation expense, which primarily resulted from higher bonuses and non-cash compensation expenses recorded for stock options and restricted stock grants during each sequential year. During 2006, the increase was also impacted by $51.6 million additional compensation expense recorded during the fourth quarter relating to the review of employee stock option granting practices performed by the Company as more fully described in Note 3.
Depreciation and amortization, and depletion expense

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2007	2006	2005	2007 to 2006		2006 to 2005
Depreciation and amortization expense	$467,730	$364,653	$285,054	$103,077	28%	$79,599	28%
Depletion expense	$72,182	$38,580	$46,894	$33,602	87%	$(8,314)	(18%)
     Depreciation and amortization expense. Depreciation and amortization expense increased from 2006 to 2007 and from 2005 to 2006 as a result of depreciation on capital expenditures made throughout 2005, 2006 and 2007 from our expanded capital expenditure program commenced in early 2005.
     Depletion expense. Depletion expense increased from 2006 to 2007 as a result of increased units-of-production depletion and impairment charges resulting from higher costs and lower than expected performance of certain oil and gas developmental wells.
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

Interest expense

	Year Ended December 31,			Increase
(In thousands, except percentages)	2007	2006	2005	2007 to 2006		2006 to 2005
Interest expense	$53,702	$46,586	$44,849	$7,116	15%	$1,737	4%
     Interest expense increased from 2006 to 2007 and from 2005 to 2006 as a result of the additional interest expense related to the May 2006 issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011. This increase was partially offset by interest expense reductions resulting from the redemption of 93% or $769.8 million of our zero coupon convertible senior debentures due 2021 on February 6, 2006. These zero coupon notes accreted at a rate of 2.5% per annum. See further discussion of these transactions in Note 9 to our accompanying consolidated financial statements in Part II, Item 8.
Investment (loss) income

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2007	2006	2005	2007 to 2006		2006 to 2005
Investment (loss) income	$(15,891)	$102,007	$85,428	$(117,898)	(116%)	$16,579	19%
     Investment (loss) income during 2007 was a net loss of $15.9 million compared to income of $102.0 million during the prior year. The current year loss reflected a net loss of $61.4 million from the portion of our long-term investments comprised of our actively managed funds inclusive of substantial gains from sales of our marketable equity securities. Investment income from our short-term investments was approximately $45.5 million during 2007 and slightly lower than 2006 primarily due to a combination of decreasing interest rates and a lower average cash balance.
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
Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net

	Year Ended December 31,			Increase
(In thousands, except percentages)	2007	2006	2005	2007 to 2006		2006 to 2005
Gains (losses) on sales of long- lived assets, impairment charges and other income (expense), net	$(10,895)	$(24,118)	$(45,952)	$13,223	55%	$21,834	48%
     The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for 2007 includes losses on retirements and impairment charges on long-lived assets of approximately $40.0 million and increases to litigation reserves of $9.6 million. These losses were partially offset by the $38 million gain on the sale of three accommodation jack-up rigs in the second quarter of 2007.
     The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for 2006 primarily includes losses on sales of long-lived assets of approximately $21.6 million, of which approximately $12.4 million relates to asset impairment charges.
Income tax rate

	Year Ended December 31,
	2007	2006	2005
Effective income tax rate from continuing operations	21%	30%	26%

     The decrease in our effective income tax rate from 2006 to 2007 is a direct result of (1) the reversal of certain tax reserves during 2007 in the amount of $25.5 million, (2) a decrease in tax expense of approximately $16 million resulting from a reduction in Canadian tax rates, and (3) a decrease in the proportion of income generated in the U.S. versus the international jurisdictions in which we operate. Income generated in the U.S. is generally taxed at a higher rate than international jurisdictions. During 2006, a tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’ subsidiary in the amount of $36.2 million increased taxes while a reduction in Canadian tax rates decreased tax expense in the amount of $20.5 million.
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
     We expect our effective tax rate during 2008 to be in the 22-24% range. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income tax. One of the most volatile factors in this determination is the relative proportion of our income being recognized in high versus low tax jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the years ended December 31, 2007 and 2006.
     Operating Activities Net cash provided by operating activities totaled $1.4 billion during 2007 compared to net cash provided by operating activities of $1.5 billion during 2006. During 2007 and 2006, net income was increased for non-cash items, such as depreciation and amortization, depletion, and deferred income tax expense and was reduced for changes in our working capital and other balance sheet accounts.
     Investing Activities Net cash used for investing activities totaled $1.5 billion during 2007 compared to net cash used for investing activities of $1.8 billion during 2006. During 2007 and 2006, cash was primarily used for capital expenditures. During 2007, cash was provided by sales of investments, net of purchases, totaling $482.1 million, proceeds from sales of assets and insurance claims totaling $162.1 million primarily from the sale of three accommodation jack-up rigs in the second quarter and $194.3 million from the sale of our Sea Mar business. During 2006, cash was provided by sales of investments, net of purchases, totaling $190.4 million.
     Financing Activities Net cash used for financing activities totaled $78.9 million during 2007 compared to net cash provided by financing activities of $418.3 million during 2006. During 2007, cash was used to repurchase our common shares totaling $102.5 million, which was partially offset by our receipt of proceeds totaling $61.6 million from the exercise of options to acquire our common shares by our employees.
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
Future Cash Requirements
     As of December 31, 2007, we had long-term debt, including current maturities, of $4.0 billion and cash and cash equivalents and investments of $1.1 billion, including $236.3 million of long-term investments and $53.1 million in cash proceeds receivable from the sale of certain non-marketable securities that is included in other current assets. The cash proceeds were received during January.
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
     As of December 31, 2007, we had outstanding purchase commitments of approximately $318.0 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $.9-1.1 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs have resulted in an expansion in the number of drilling and well-servicing rigs that we own and operate and consist primarily of land drilling and well-servicing rigs.
     On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a new joint venture, NFR Energy LLC, to invest in oil and gas exploration opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially made a non-binding commitment to fund its proportionate share of $1.0 billion in equity. During 2007, joint venture operations in the U.S., Canada, and International areas, were divided among three separate joint venture entities, including NFR Energy LLC (“NFR”), Stone Mountain Ventures Partnership (“Stone Mountain”), and Remora Energy International LP (“Remora”), respectively. We hold a 49%

ownership interest in these joint ventures. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. As of December 31, 2007, we had made capital contributions of approximately $243.1 million, $19.1 million and $14.7 million, respectively, to NFR, Stone Mountain and Remora.
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
     The following table summarizes our contractual cash obligations as of December 31, 2007:

	Payments due by Period
(In thousands)	Total	< 1 Year		1-3 Years		3-5 Years		Thereafter	Other

Contractual cash obligations:
Long-term debt:
Principal	$4,014,557	$700,000	(1)	$225,000	(2)	$3,089,557	(3)	$—	$—
Interest	186,320	51,600		92,232		42,488		—	—
Operating leases (4)	34,940	12,794		15,061		5,117		1,968	—
Purchase commitments (5)	317,980	317,942		38		—		—	—
Employment contracts (4)	6,685	2,616		4,069		—		—	—
Pension funding obligations (6)	1,050	1,050		—		—		—	—
Tax reserves (7)	83,989	—		—		—		—	83,989

Total contractual cash obligations	$4,645,521	$1,086,002		$336,400		$3,137,162		$1,968	$83,989

(1)	Represents the $700 million zero coupon senior exchangeable notes, which can be put to us on June 15, 2008 and can be exchanged for cash in certain circumstances including when the price of our shares exceeds approximately $42.06 for the required period of time.

(2)	Represents our $225 million 4.875% senior notes due August 2009.

(3)	Includes our $2.75 billion 0.94% senior exchangeable notes due 2011, the remainder of our $82 million zero coupon senior debentures due 2021, which can be put to us on February 5, 2011 and the $275 million 5.375% senior notes due 2012.

(4)	See Note 14 to our accompanying consolidated financial statements.

(5)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

(6)	See Note 12 to our accompanying consolidated financial statements.

(7)	Tax reserves are included in Other due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities.
     In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through December 31, 2007, approximately $196.2 million of our common shares had been repurchased under this program. As of December 31, 2007, we had $303.8 million of shares that still may be purchased under the July 2006 share repurchase program.

     See Note 14 to our accompanying consolidated financial statements for discussion of commitments and contingencies relating to (i) employment contracts that could result in significant cash payments by the Company if there are terminations of certain executives in the event of death, disability, termination without cause or in the event of a change in control and (ii) off-balance sheet arrangements (including guarantees).
Financial Condition and Sources of Liquidity
     Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of December 31, 2007, we had cash and cash equivalents investments of $1.1 billion (including $236.3 million of long-term investments and $53.1 million in cash proceeds receivable from the sale of certain non-marketable securities that is included in other current assets) and working capital of $711.0 million. This compares to cash and cash equivalents and investments of $1.7 billion (including $513.3 million of long-term investments) and working capital of $1.7 billion as of December 31, 2006.
     Our gross funded debt to capital ratio was 0.44:1 as of December 31, 2007 and 0.50:1 as of December 31, 2006. Our net funded debt to capital ratio was 0.37:1 as of December 31, 2007 and 2006, respectively. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments. Capital is defined as shareholders’ equity. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital.
     Long-term investments consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Our interest coverage ratio from continuing operations was 32.5:1 as of December 31, 2007, compared to 38.1:1 as of December 31, 2006. The interest coverage ratio is a trailing twelve-month computation of the sum of income from continuing operations before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense.
     We have four letter of credit facilities with various banks as of December 31, 2007. Availability and borrowings under our credit facilities as of December 31, 2007 are as follows:

(In thousands)
Credit available	$211,165
Letters of credit outstanding	(157,877)

Remaining availability	$53,288

     We have a shelf registration statement on file with the SEC to allow us to offer, from time to time, up to $700 million in debt securities, guarantees of debt securities, preferred shares, depository shares, common shares, share purchase contracts, share purchase units and warrants. We currently have not issued any securities registered under this registration statement.
     Our current cash and cash equivalents, investments and projected cash flows generated from current operations are expected to more than adequately finance our purchase commitments, our debt service requirements, and all other expected cash requirements for the next twelve months. However, as discussed under Future Cash Requirements above, the $2.75 billion 0.94% senior exchangeable notes and $700 million zero coupon senior exchangeable notes can be exchanged when the price of our shares exceeds $59.57 and $42.06, respectively, for the required periods of time, resulting in our payment of the principal amount of the notes, or $2.75 billion and $700 million, respectively, in cash. Our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008 resulting in our payment of cash or we may redeem some or all of the notes at any time on or after June 15, 2008, at a redemption price equal to 100% of the principal amount of the notes plus contingent interest, if any, and accordingly, the outstanding principal amount of these notes of $700 million was reclassified from long-term debt to current liabilities in our balance sheet as of June 30, 2007.
     On February 20, 2008, Nabors Industries, Inc. (“Nabors Delaware”), our wholly-owned subsidiary, completed a private placement of $575 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. The issue of senior notes was resold by a placement agent to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 6.15% per year, payable semiannually on February 15 and August 15 of each year, beginning August 15, 2008. We intend to use the remaining proceeds of the offering for general corporate purposes, including the repayment of debt.
     On February 22, 2008, the market price for our shares closed at $30.90. If the market price threshold of $59.57 for our $2.75 billion 0.94% senior exchangeable notes or $42.06 for our $700 million zero coupon senior exchangeable notes was exceeded and the notes were exchanged or if the holders of the $700 million zero coupon senior exchangeable notes require us to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes on June 15, 2008, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes on the open market. However, there can be no assurance that the holders would not exchange the notes. If either of the notes were exchanged or the $700 million zero coupon senior exchangeable notes are put to us on June 15, 2008, management believes, in addition to our current cash and cash equivalents and investments, that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Dominion Bond Rating Service (“DBRS”), Fitch Ratings, Moody’s Investor Service and Standard & Poor’s, which are currently “A-1”, “A-”, “A3” and “BBB+”, respectively, and our historical ability to access those markets as needed.
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
     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
(In thousands)	2008	2009	2010	Thereafter	Total
Financial standby letters of credit and other financial surety instruments	$131,732	$100	$1,953	$—	$133,785
Contingent consideration in acquisitions	—	1,417	1,417	1,416	4,250

Total	$131,732	$1,517	$3,370	$1,416	$138,035

OTHER MATTERS
Recent Legislation and Actions
     Our Sea Mar division time chartered supply vessels to offshore operations in U.S. waters. The vessels were owned by one of our financing company subsidiaries, but were operated and managed by a U.S. citizen-controlled company pursuant to long-term bareboat charters. As a result of legislation, beginning in August 2007, Sea Mar no longer qualified to charter vessels for employment in the U.S. coastwise trade. In August 2007, we sold our Sea Mar business to an unrelated third party for a cash purchase price of $194.3 million, resulting in a pre-tax gain of $49.5 million. The operating results of this business for all periods presented are accounted for as a discontinued operation in the accompanying audited consolidated statements of income.
     As a result of our internal stock option review concluded in the first quarter of 2007, we determined that the exercise price for certain of our employee stock options was less than the fair market value of our common shares on the date the options were granted. On November 29, 2007, we made an offer to eligible employees to amend certain outstanding options granted under the Nabors Industries, Inc. 1996 Employee Stock Plan and the Nabors Industries, Inc. 1998 Employee Stock Plan to increase the exercise price per option to the fair market value of a common share of Nabors on each option’s measurement date for financial accounting purposes and to make to eligible employees a cash payment equal to the difference between the new exercise price per share of the amended option and the original exercise price per share, multiplied by the number of unexercised eligible options. As a result of the tender offer, we cancelled options with a fair value of $24.3 million, replaced with a new award of options with a fair value of $22.2 million and paid $3.3 million in cash. This resulted in $1.2 million of additional compensation expense. See Note 14 regarding our internal stock option review in the accompanying consolidated financial statements.
Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” This statement retains the fundamental requirements in SFAS No. 141, “Business Combinations” that the acquisition method of accounting be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any noncontrolling interest. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) beginning January 1, 2009 and apply to future acquisitions.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 beginning January 1, 2009. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There is a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. We will adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact on our consolidated results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS No. 159 beginning January 1, 2008. We are currently evaluating the impact on our consolidated results of operations and financial condition.
Related Party Transactions
     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements pursuant to which we paid a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $11.2 million related to these policies. The cash surrender value of these policies of approximately $10.5 million and $10.3 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2007 and 2006, respectively.
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
     In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $153.4 million, $99.2 million and $82.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Expenses from business transactions with these affiliated entities totaled $6.6 million, $4.7 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, we had accounts receivable from these affiliated entities of $62.3 million and $41.2 million as of December 31, 2007 and 2006, respectively. We had accounts payable to these affiliated entities of $14.7 million and $.3 million as of December 31, 2007 and 2006, respectively, and long-term payables with these affiliated entities of $7.8 million and $6.6 million as of December 31, 2007 and 2006, respectively, which is included in other long-term liabilities.
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
     Depreciation of Property, Plant and Equipment The drilling, workover and well-servicing industries are very capital intensive. Property, plant and equipment represented 66% of our total assets as of December 31, 2007, and depreciation constituted 12% of our total costs and other deductions for the year ended December 31, 2007.

     Depreciation for our primary operating assets, drilling and workover rigs, is calculated based on the units-of-production method over an approximate 4,900-day period, with the exception of our jack-up rigs which are depreciated over an 8,030-day period, after provision for salvage value. When our drilling and workover rigs are not operating, a depreciation charge is provided using the straight-line method over an assumed depreciable life of 20 years, with the exception of our jack-up rigs, where a 30-year day depreciable life is used.
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
     There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors that indicate that these lives do not continue to be appropriate. Accordingly, for the years ended December 31, 2007, 2006 and 2005, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.
     Impairment of Long-Lived Assets As discussed above, the drilling, workover and well-servicing industries are very capital intensive, which is evident in the fact that our property, plant and equipment represented 66% of our total assets as of December 31, 2007. Other long-lived assets subject to impairment consist primarily of goodwill, which represented 4% of our total assets as of December 31, 2007. We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In addition, we review goodwill and intangible assets with indefinite lives for impairment annually, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” An impairment loss is recorded in the period in which it is determined that the carrying amount of the long-lived asset is not recoverable. Such determination requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review in order to determine the future cash flows associated with the asset or, in the case of goodwill, our reporting units. These long-term forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions, technological advances in the industry, and changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could require a provision for impairment in a future period. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment and an impairment of these assets could result in a material charge on our consolidated statements of income, management believes that accounting estimates related to impairment of long-lived assets are critical.
     Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For the years ended December 31, 2007, 2006 and 2005, no significant changes have been made to the methodology utilized to determine future cash flows.
     Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.
     Income Taxes Deferred taxes represent a substantial liability for Nabors. For financial reporting purposes, management determines our current tax liability as well as those taxes incurred as a result of current operations yet deferred until future periods. In accordance with the liability method of accounting for income taxes as specified in SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable taxes represent the liability related to our income tax return for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on our consolidated balance sheets. The tax effects of unrealized gains and losses on investments and derivative financial instruments are recorded through accumulated other comprehensive income (loss) within shareholders’ equity. The changes in deferred tax assets or liabilities are determined based upon changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that management estimates will be in effect when these differences reverse. Management must make certain assumptions regarding whether tax differences are permanent or temporary and must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management has considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These judgments and estimates are made for each tax jurisdiction in which we operate as the calculation of deferred taxes is completed at that level. Further, under U.S. federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to Nabors and our subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, although we believe substantial loss carryforwards are available to us, no assurance can be given concerning the realization of such loss carryforwards, or whether or not such loss carryforwards will be available in the future. These loss carryforwards are also considered in our calculation of taxes for each jurisdiction in which we operate. Additionally, we record reserves for uncertain tax positions which are subject to a significant level of management judgment related to the ultimate resolution of those tax positions. Accordingly, management believes that the estimate related to the provision for income taxes is critical to our results of operations. We have received notifications from the IRS on various matters as a result of IRS audits of certain tax years. See Item 1A. Risk Factors — We may have additional tax liabilities and Note 10 under Item 8. Financial Statements and Supplementary Data for additional discussion.
     Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, we recognized increases of $24 million and $21 million to our tax reserves for uncertain tax positions and interest and penalties, respectively. See Note 10 under Item 8. Financial Statements and Supplementary Data for additional discussion.
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
     For the year ended December 31, 2007, our provision for income taxes from continuing operations was $239.7 million, consisting of $228.0 million of current tax expense and $11.7 million of deferred tax expense. Changes in management’s estimates and assumptions regarding the tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A 1% change in the effective tax rate from 21% to 22% would increase the current year income tax provision by approximately $11.4 million.
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
     For the years ended December 31, 2007, 2006 and 2005, no significant changes have been made to the methodology utilized to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2007 reserves for insurance were adjusted (increased or decreased) by 10%, total costs and other deductions would have changed by $15.7 million, or 0.4%.
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
     The determination of the fair value of assets and liabilities are based on the market for the assets and the settlement value of the liabilities. These estimates are made by management based on our experience with similar assets and liabilities. For the years ended December 31, 2007, 2006 and 2005, no significant changes have been made to the methodology utilized to value assets acquired or liabilities assumed. Our estimates of the fair values of assets acquired and liabilities assumed have proved to be reliable.
     Given the nature of the evaluation of the fair value of assets acquired and liabilities assumed and the application to specific assets and liabilities, it is not possible to reasonably quantify the impact of changes in these assumptions.
     Share-Based Compensation We have historically compensated our executives and employees through the awarding of stock options and restricted stock. Based on the requirements of SFAS 123(R), which we adopted on January 1, 2006, we account for stock option awards in 2006 and 2007 using a fair-value based method, resulting in compensation expense for stock option awards being recorded in our consolidated statements of income. Additionally, under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — an Amendment to FAS 123,” we are currently required to disclose the effect on our net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to the periods presented in our consolidated statements of income. This tabular disclosure is included in Note 3 to our accompanying consolidated financial statements for the year ended December 31, 2005. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. As the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements beginning in the first quarter of 2006 and in our disclosure presented in the footnotes to our accompanying consolidated financial statements for the year ended December 31, 2005, management believes that accounting estimates related to the valuation of stock options are critical.
     The assumptions used to estimate the fair market value of our stock options are based on historical and expected performance of our common shares in the open market, expectations with regard to the pattern with which our employees will exercise their options and the likelihood that dividends will be paid to holders of our common shares. For the years ended December 31, 2007, 2006 and 2005, no significant changes have been made to the methodology utilized to determine the assumptions used in these calculations.
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
     At various times, we utilize local currency borrowings (foreign currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% decrease in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2007 would result in a $24.0 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.
     Credit Risk Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and marketable and non-marketable securities, accounts receivable and our range cap and floor derivative instrument. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our investments in marketable and non-marketable securities are managed within established guidelines which limit the amounts that may be invested with any one issuer and which provide guidance as to issuer credit quality. Certain of our non-marketable securities are invested in a fund that invests in securities which have been significantly impacted by the current credit market and comprise approximately $26.2 million of our $236.3 million long-term investments in our cash and investment portfolio as of December 31, 2007. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers and we generally do not require material collateral. However, we do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to provision of services to those customers. We maintain reserves for potential credit losses, and such losses have been within management’s expectations.
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

     Our $700 million zero coupon senior exchangeable notes include a contingent interest provision, discussed under Liquidity and Capital Resources above, which qualifies as an embedded derivative under SFAS 133, as amended. This embedded derivative is required to be separated from the notes and valued at its fair value at the inception of the note indenture. Any subsequent change in fair value of this embedded derivative would be recorded in our consolidated statements of income. The fair value of the contingent interest provision at inception of the note indenture was nominal. In addition, there was no significant change in the fair value of this embedded derivative through December 31, 2007, resulting in no impact on our consolidated statements of income for the year ended December 31, 2007 or 2006.
     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge under SFAS 133, as amended. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment under SFAS 133, as amended, and any change in the cumulative fair value of this transaction is reflected as a gain or loss in our consolidated statements of income. In June 2004 we unwound $100 million of the $200 million range cap and floor derivative instrument. During the fourth quarter of 2005, we unwound the interest rate swap resulting in a loss of $2.7 million, which has been deferred and will be recognized as an increase to interest expense over the remaining life of our 5.375% senior notes due 2012. During the year ended December 31, 2005, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $2.7 million, which served to reduce interest expense.
     The fair value of our range cap and floor transaction is recorded as a derivative asset, included in other long-term assets, and was nominal as of December 31, 2007 and totaled approximately $2.3 million as of December 31, 2006. We recorded a loss of approximately $1.3 million for the year ended December 31, 2007 and gains of approximately $1.4 million and $1.1 million for the years ended December 31, 2006 and 2005, respectively, related to this derivative instrument; such amounts are included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income.
     A hypothetical 10% adverse shift in quoted interest rates as of December 31, 2007 would decrease the fair value of our range cap and floor derivative instrument by approximately $.5 million.
     Fair Value of Financial Instruments The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

	December 31,
	2007					2006
	Effective					Effective
(In thousands, except interest rates)	Interest Rate		Carrying Value		Fair Value	Interest Rate		Carrying Value		Fair Value
$2.75 billion 0.94% senior exchangeable notes due May 2011	1.15%		$2,750,000		$2,595,313	1.09%		$2,750,000		$2,628,725
$700 million zero coupon senior exchangeable notes due June 2023	0.32%		700,000		696,990	0.32%		700,000		730,380
5.375% senior notes due August 2012	5.69	%(1)	272,097	(2)	279,043	5.69	% (1)	271,470	(2)	270,545
4.875% senior notes due August 2009	5.10%		224,562		225,709	5.10%		224,296		221,749
$82.8 million zero coupon convertible senior debentures due February 2021	2.48	%(3)	59,774		56,897	2.94	% (3)	58,308		50,354

			$4,006,433		$3,853,952			$4,004,074		$3,901,753

(1)	Includes the effect of interest savings realized from the interest rate swap executed on October 21, 2002.

(2)	Includes $1.9 million and $2.3 million as of December 31, 2007 and 2006, respectively, related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.

(3)	Represents the rate at which accretion of the original discount at issuance of these debentures is charged to interest expense.

     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash and cash equivalents, and investments are included in the table below:

	December 31,
	2007			2006
			Weighted-Average			Weighted-Average
(In thousands, except interest rates)	Fair Value	Interest Rates	Life (Years)	Fair Value	Interest Rates	Life (Years)

Cash and cash equivalents	$531,306	3.15%-6.07%	0.01	$700,549	4.12%-5.37%	0.1
Available-for-sale marketable equity securities	—	—	—	117,220	N/A	N/A
Marketable debt securities:
Commercial paper and CDs	—	—	—	16,778	5.04%-5.69%	0.3
Corporate debt securities	95,456	4.38%-7.60%	0.5	131,079	4.86%-5.76%	1.0
U.S. Government debt securities	20,048	3.06%-3.32%	1.2	—	—	—
Government agencies debt securities	39,634	4.25%-5.14%	1.1	61,318	5.05%-5.76%	0.7
Mortgage-backed debt securities	6,788	2.79%-5.39%	1.5	1,373	5.20%-5.69%	1.4
Mortgage-CMO debt securities	23,784	2.49%-5.68%	0.9	49,629	4.99%-5.98%	1.0
Asset-backed debt securities	50,035	3.96%-10.53%	1.1	62,070	4.60%-5.83%	1.0
Total marketable debt securities	235,745			322,247
Long-term investments	236,253	N/A	N/A	513,269	N/A	N/A

Total cash and cash equivalents and investments	$1,003,304			$1,653,285

     Our investments in marketable debt securities listed in the above table and a portion of our investment in non-marketable securities are sensitive to changes in interest rates. Additionally, our investment portfolio of marketable debt and equity securities, which are carried at fair value, expose us to price risk. A hypothetical 10% decrease in the market prices for all marketable securities as of December 31, 2007 would decrease the fair value of our debt securities by $23.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Nabors Industries Ltd.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in shareholders’ equity present fairly, in all material respects, the financial position of Nabors Industries Ltd. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertain tax positions effective January 1, 2007.
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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2008

CONSOLIDATED BALANCE SHEETS
Nabors Industries Ltd. and Subsidiaries

	December 31,
(In thousands, except per share amounts)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$531,306	$700,549
Short-term investments	235,745	439,467
Accounts receivable, net	1,039,238	1,109,738
Inventory	133,786	100,487
Deferred income taxes	12,757	38,081
Other current assets	252,280	116,534

Total current assets	2,205,112	2,504,856
Long-term investments	236,253	513,269
Property, plant and equipment, net	6,689,126	5,410,101
Goodwill	368,432	362,269
Other long-term assets	604,459	351,808

Total assets	$10,103,382	$9,142,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700,000	$—
Trade accounts payable	348,524	459,179
Accrued liabilities	348,515	294,958
Income taxes payable	97,093	100,223

Total current liabilities	1,494,132	854,360
Long-term debt	3,306,433	4,004,074
Other long-term liabilities	246,714	208,553
Deferred income taxes	541,982	538,663

Total liabilities	5,589,261	5,605,650

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 305,458 and 299,333, respectively	305	299
Capital in excess of par value	1,710,036	1,637,204
Accumulated other comprehensive income	322,635	201,261
Retained earnings	3,359,080	2,473,373
Less: treasury shares, at cost, 26,122 and 22,340 common shares, respectively	(877,935)	(775,484)

Total shareholders’ equity	4,514,121	3,536,653

Total liabilities and shareholders’ equity	$10,103,382	$9,142,303

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Nabors Industries Ltd. and Subsidiaries

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
Revenues and other income:
Operating revenues	$4,938,848	$4,707,289	$3,394,472
Earnings from unconsolidated affiliates	17,724	20,545	5,671
Investment (loss) income	(15,891)	102,007	85,428

Total revenues and other income	4,940,681	4,829,841	3,485,571

Costs and other deductions:
Direct costs	2,764,559	2,511,392	1,958,538
General and administrative expenses	436,282	416,610	247,129
Depreciation and amortization	467,730	364,653	285,054
Depletion	72,182	38,580	46,894
Interest expense	53,702	46,586	44,849
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	10,895	24,118	45,952

Total costs and other deductions	3,805,350	3,401,939	2,628,416

Income from continuing operations before income taxes	1,135,331	1,427,902	857,155

Income tax expense:
Current	227,951	213,866	21,324
Deferred	11,713	221,027	197,676

Total income tax expense	239,664	434,893	219,000

Income from continuing operations, net of tax	895,667	993,009	638,155
Income from discontinued operations, net of tax	35,024	27,727	10,540

Net income	$930,691	$1,020,736	$648,695

Earnings per share:
Basic from continuing operations	$3.21	$3.42	$2.05
Basic from discontinued operations	.13	.10	.03

Total Basic	$3.34	$3.52	$2.08

Diluted from continuing operations	$3.13	$3.31	$1.97
Diluted from discontinued operations	.12	.09	.03

Total Diluted	$3.25	$3.40	$2.00

Weighted-average number of common shares outstanding:
Basic	279,026	290,241	312,134
Diluted	286,606	299,827	324,378
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nabors Industries Ltd. and Subsidiaries

	Year Ended December 31,
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$930,691	$1,020,736	$648,695
Adjustments to net income:
Depreciation and amortization	472,077	371,127	291,638
Depletion	72,182	38,580	46,894
Deferred income tax (benefit) expense	(24,725)	218,323	194,738
Deferred financing costs amortization	8,352	6,241	4,880
Pension liability amortization and adjustments	277	484	401
Discount amortization on long-term debt	1,958	3,798	20,729
Amortization of loss on hedges	551	554	218
Losses on long-lived assets, net	4,318	22,648	19,465
Losses (gains) on investments, net	61,395	(46,260)	(40,197)
Gain on disposition of Sea Mar business	(49,500)	—	—
Losses (gains) on derivative instruments	1,347	(1,363)	(1,076)
Share-based compensation	30,176	79,888	4,819
Foreign currency transaction (gains) losses, net	(3,223)	354	465
Equity in earnings of unconsolidated affiliates, net of dividends	(5,136)	(18,111)	(2,600)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	93,490	(279,686)	(271,969)
Inventory	(28,668)	(48,631)	(21,704)
Other current assets	(47,959)	(31,536)	(6,808)
Other long-term assets	(117,237)	(106,357)	811
Trade accounts payable and accrued liabilities	4,501	145,046	121,850
Income taxes payable	(80,692)	71,767	8,262
Other long-term liabilities	46,023	38,656	9,989

Net cash provided by operating activities	1,370,198	1,486,258	1,029,500

Cash flows from investing activities:
Purchases of investments	(378,318)	(1,135,525)	(745,743)
Sales and maturities of investments	860,385	1,325,903	749,562
Cash paid for acquisitions of businesses, net	(8,391)	(82,407)	(46,201)
Deposits released (held) on acquisitions	—	35,844	(36,005)
Investment in unconsolidated affiliates	(278,100)	(2,433)	—
Capital expenditures	(2,014,469)	(1,927,407)	(907,316)
Proceeds from sales of assets and insurance claims	162,055	17,556	27,463
Proceeds from sale of Sea Mar business	194,332	—	—

Net cash used for investing activities	(1,462,506)	(1,768,469)	(958,240)

Cash flows from financing activities:
Proceeds from sale of warrants	—	421,162	—
Purchase of exchangeable note hedge	—	(583,550)	—
(Decrease) increase in cash overdrafts	(38,416)	2,154	10,805
Proceeds from long-term debt	—	2,750,000	—
Reduction in long-term debt	—	(769,789)	(424)
Debt issuance costs	—	(28,683)	—
Proceeds from issuance of common shares	61,620	25,682	194,464
Repurchase of common shares	(102,451)	(1,402,840)	(99,483)
Purchase of restricted stock	(1,811)	—	—
Tax benefit related to the exercise of stock options	2,159	4,139	—
Termination payment for interest rate swap	—	—	(2,736)

Net cash (used for) provided by financing activities	(78,899)	418,275	102,626

Effect of exchange rate changes on cash and cash equivalents	1,964	(516)	6,406

Net (decrease) increase in cash and cash equivalents	(169,243)	135,548	180,292
Cash and cash equivalents, beginning of period	700,549	565,001	384,709

Cash and cash equivalents, end of period	$531,306	$700,549	$565,001

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
Nabors Industries Ltd. and Subsidiaries

					Accumulated Other Comprehensive Income (Loss)
					Unrealized
	Common				Gains
	Shares		Capital in		(Losses) on	Cumulative			Total
		Par	Excess of	Unearned	Marketable	Translation		Retained	Shareholders’
(In thousands)	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Equity
Balances, December 31, 2004	299,722	$300	$1,358,224	$—	$271	$151,520	$(3,562)	$1,422,640	$2,929,393

Comprehensive income (loss):
Net income								648,695	648,695
Translation adjustment						26,589			26,589
Unrealized gains on marketable securities, net of income taxes of $812					34,987				34,987
Less: reclassification adjustment for gains included in net income, net of income taxes of $131					(16,393)				(16,393)
Pension liability amortization, net of income taxes of $148							253		253
Minimum pension liability adjustment, net of income taxes of $615							(836)		(836)
Amortization of loss on cash flow hedges							151		151

Total comprehensive income (loss)	—	—	—	—	18,594	26,589	(432)	648,695	693,446

Issuance of common shares for stock options exercised	18,396	17	194,447						194,464
Nabors Exchangeco shares exchanged	220								—
Repurchase of common shares	(3,578)	(2)	(17,672)					(81,809)	(99,483)
Tax effect of stock option deductions			35,501						35,501
Restricted stock awards, net	633		20,468	(20,468)					—
Amortization of unearned compensation				4,819					4,819

Subtotal	15,671	15	232,744	(15,649)	—	—	—	(81,809)	135,301

Balances, December 31, 2005	315,393	$315	$1,590,968	$(15,649)	$18,865	$178,109	$(3,994)	$1,989,526	$3,758,140

The accompanying notes are an integral part of these consolidated financial statements.

					Accumulated Other Comprehensive Income (Loss)
					Unrealized
	Common				Gains
	Shares		Capital in		(Losses) on	Cumulative				Total
		Par	Excess of	Unearned	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Compensation	Securities	Adjustment	Other	Earnings	Shares	Equity
Balances, December 31, 2005	315,393	$315	$1,590,968	$(15,649)	$18,865	$178,109	$(3,994)	$1,989,526	$—	$3,758,140

Comprehensive income (loss):
Net income								1,020,736		1,020,736
Translation adjustment						(6,949)				(6,949)
Unrealized gains on marketable securities, net of income taxes of $623					17,620					17,620
Less: reclassification adjustment for gains included in net income, net of income tax benefit of $12					(3,085)					(3,085)
Pension liability amortization, net of income taxes of $179							305			305
Minimum pension liability adjustment, net of income taxes of $140							239			239
Amortization of loss on cash flow hedges							151			151

Total comprehensive income (loss)	—	—	—	—	14,535	(6,949)	695	1,020,736	—	1,029,017

Adoption of SFAS 123-R			(15,649)	15,649						—
Issuance of common shares for stock options exercised	1,226	1	25,681							25,682
Nabors Exchangeco shares exchanged	45									—
Purchase of call options			(583,550)							(583,550)
Sale of warrants			421,162							421,162
Tax benefit from the purchase of call options			215,914							215,914
Repurchase and retirement of common shares	(17,935)	(18)	(90,449)					(536,889)		(627,356)
Repurchase of 22,340 treasury shares									(775,484)	(775,484)
Tax effect of exercised stock option deductions			(6,761)							(6,761)
Restricted stock awards, net	604	1								1
Share-based compensation			79,888							79,888

Subtotal	(16,060)	(16)	46,236	15,649	—	—	—	(536,889)	(775,484)	(1,250,504)

Balances, December 31, 2006	299,333	$299	$1,637,204	$—	$33,400	$171,160	$(3,299)	$2,473,373	$(775,484)	$3,536,653

The accompanying notes are an integral part of these consolidated financial statements.

				Accumulated Other Comprehensive Income (Loss)
				Unrealized
	Common			Gains
	Shares		Capital in	(Losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity
Balances, December 31, 2006	299,333	$299	$1,637,204	$33,400	$171,160	$(3,299)	$2,473,373	$(775,484)	$3,536,653

Comprehensive income (loss):
Net income							930,691		930,691
Translation adjustment					153,487				153,487
Unrealized gains on marketable securities, net of income taxes of $704				14,164					14,164
Less: reclassification adjustment for gains included in net income, net of income taxes of $2,664				(47,283)					(47,283)
Pension liability amortization, net of income taxes of $101						176			176
Pension liability adjustment, net of income taxes of $319						679			679
Amortization of loss on cash flow hedges						151			151

Total comprehensive income (loss)	—	—	—	(33,119)	153,487	1,006	930,691	—	1,052,065

Cumulative effect of adoption of FIN 48 effective January 1, 2007							(44,984)		(44,984)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	4,521	5	61,615						61,620
Nabors Exchangeco shares exchanged	51								—
Repurchase of 3,782 treasury shares								(102,451)	(102,451)
Tax effect of exercised stock option deductions			(17,147)						(17,147)
Restricted stock awards, net	1,553	1	(1,812)						(1,811)
Share-based compensation, net of tender offer for stock options			30,176						30,176

Subtotal	6,125	6	72,832	—	—	—	(44,984)	(102,451)	(74,597)

Balances, December 31, 2007	305,458	$305	$1,710,036	$281	$324,647	$(2,293)	$3,359,080	$(877,935)	$4,514,121

The accompanying notes are an integral part of these consolidated financials.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nabors Industries Ltd. and Subsidiaries
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
     Nabors is the largest land drilling contractor in the world, with approximately 535 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 564 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and approximately 173 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 35 platform, 12 jack-up units and 4 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which actively markets 9 rigs. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities and have 49% ownership interests in joint ventures in the U.S., Canada and International areas.
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
     During the third quarter of 2007, we sold our Sea Mar business to an unrelated third party. Accordingly, the accompanying consolidated statements of income, and certain accompanying notes to the consolidated financial statements, have been updated to retroactively reclassify the operating results of this Sea Mar business, previously included in Other Operating Segments, as a discontinued operation for all periods presented. See Note 18 under Item 8. Financial Statements and Supplementary Data for additional discussion.
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
     Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is included in other long-term assets as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $383.4 million and $98.0 million as of December 31, 2007 and 2006, respectively. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments in our consolidated balance sheets.
Cash and Cash Equivalents
     Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less.
Investments
Short-term investments
     Short-term investments consist of equity securities, certificates of deposit, corporate debt securities, U.S. Government debt securities, Government agencies debt securities, foreign government debt securities, mortgage-backed debt securities and asset-backed debt securities. Securities classified as available-for-sale or trading are stated at fair value. Unrealized holding gains and temporary losses for available-for-sale securities are excluded from earnings and, until realized, are reported net of taxes in a separate component of shareholders’ equity. Other than temporary losses are included in earnings. Unrealized and realized gains and losses on securities classified as trading are reported in earnings currently.
     In computing realized gains and losses on the sale of equity securities, the specific identification method is used. In accordance with this method, the cost of the equity securities sold is determined using the specific cost of the security when originally purchased.
Long-term investments
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
     We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. Provisions for asset impairment are charged to income when the sum of estimated future cash flows, on an undiscounted basis, is less than the asset’s net book value. Impairment charges are recorded using discounted cash flows which requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. We recorded impairment charges of approximately $40.0 million and $12.4 million in 2007 and 2006, respectively, related to asset retirements. See Note 16. There were no impairment charges related to assets held for use recorded by Nabors in 2005. Damage incurred to certain of our rigs during Hurricanes Katrina and Rita in the third quarter of 2005 resulted in an involuntary conversion loss of approximately $7.8 million, net of insurance proceeds. Impairment charges and the involuntary conversion loss are included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in the consolidated statements of income.
Oil and Gas Properties
     We follow the successful efforts method of accounting for our oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed to determine if there has been impairment of the carrying value, with any such impairment charged to expense in that period. We recorded impairment charges of approximately $21.9 million, $9.9 million and $1.6 million during 2007, 2006 and 2005, respectively, related to our oil and gas properties. Estimated fair value includes the estimated present value of all reasonably expected future production, prices, and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until the projects are substantially complete and ready for their intended use if the projects are evaluated as successful. Other exploratory costs are expensed as incurred. Our provision for depletion is based on the capitalized costs as determined above and is determined on a property-by-property basis using the units-of-production method, with costs being amortized over proved developed reserves.
     During 2007 and 2006, the Company completed sales of certain properties and leasehold interests, which resulted in gains of approximately $88.0 million and $20.7 million, respectively. Gains from the sale of our interests in oil and gas properties are included in operating revenues.
Goodwill
     Goodwill represents the cost in excess of fair value of the net assets of companies acquired. We review goodwill and intangible assets with indefinite lives for impairment annually. The change in the carrying amount of goodwill for our various Contract Drilling segments and our Other Operating Segments for the years ended December 31, 2007 and 2006 is as follows:

		Acquisitions and		Cumulative
	Balance as of	Purchase Price	Sales and	Translation	Balance as of
(In thousands)	December 31, 2005	Adjustments	Disposals	Adjustment	December 31, 2006
Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—	$—	$—	$30,154
U.S. Land Well-servicing	50,786	53	—	—	50,839
U.S. Offshore	18,003	—	—	—	18,003
Alaska	19,995	—	—	—	19,995
Canada	154,552	—	—	(395)	154,157
International	18,983	—	—	—	18,983

Subtotal Contract Drilling	292,473	53	—	(395)	292,131
Other Operating Segments	49,466	20,815	—	(143)	70,138

Total	$341,939	$20,868	$—	$(538)	$362,269

		Acquisitions and			Cumulative
	Balance as of	Purchase Price	Sales and		Translation	Balance as of
(In thousands)	December 31, 2006	Adjustments	Disposals		Adjustment	December 31, 2007
Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—	$—		$—	$30,154
U.S. Land Well-servicing	50,839	—	—		—	50,839
U.S. Offshore	18,003	—	—		—	18,003
Alaska	19,995	—	—		—	19,995
Canada	154,157	—	—		27,110	181,267
International	18,983	—	—		—	18,983

Subtotal Contract Drilling	292,131	—	—		27,110	319,241
Other Operating Segments	70,138	8,391	(34,989	)(1)	5,651	49,191

Total	$362,269	$8,391	$(34,989)		$32,761	$368,432

(1)	Represents goodwill associated with our Sea Mar business which was sold in August 2007.
     Our Oil and Gas segment does not have any goodwill. Goodwill totaling approximately $10.0 million is expected to be deductible for tax purposes.
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
Litigation and Insurance Reserves
     We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially-determined accruals in our consolidated balance sheets to cover self-insurance retentions. See Note 14 regarding self insurance accruals. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates.
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
     We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred and recorded in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net.
     We recognize reimbursements received for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.
     We recognize revenue on our interests in oil and gas properties as production occurs and title passes. We recognize as operating revenues gains on sales of our interests in oil and gas properties when title passes and our earnings associated with production contracts when realized.
Share-Based Compensation
     Prior to January 1, 2006, we accounted for awards granted under our stock-based employee compensation plans following the recognition and measurement principles of Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under APB 25, no compensation expense is recognized for stock options when the option price is equal to the market price of the underlying stock on the date of award. We generally did not recognize compensation expense in connection with stock option awards to employees, directors and officers under our plans. Under the provisions of SFAS 123, the pro forma effects on income for stock options were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in the income statement for restricted stock awards over the vesting period of the award.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123-R”), using the modified prospective application method. Under this transition method, the Company records compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. The amount of compensation cost recognized is based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for the year ended December 31, 2005 have not been restated.

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
     Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, the Company recognized increases to its tax reserves for uncertain tax positions and interest and penalties which was accounted for as an increase to other long-term liabilities and as a reduction to retained earnings at January 1, 2007. Results for prior periods have not been restated.
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
     We do not provide for U.S. or foreign income or withholding taxes on unremitted earnings of all U.S. and certain foreign entities, as these earnings are considered permanently reinvested. Unremitted earnings, representing tax basis accumulated earnings and profits, totaled approximately $477.6 million, $397.5 million and $303.5 million as of December 31, 2007, 2006 and 2005, respectively. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.
     In circumstances where our drilling rigs and other assets are operating in certain foreign taxing jurisdictions, and it is expected that we will redeploy such assets before they give rise to future tax consequences, we do not recognize any deferred tax liabilities on the earnings from these assets.
     Nabors realizes an income tax benefit associated with certain stock options issued under its stock plan. Prior to our adoption of SFAS 123‑R, these benefits were reflected as an increase in capital in excess of par, and were not reflected in our consolidated income statements. Since adoption of SFAS 123‑R, we recognize the benefits related to tax deductions up to the amount of the compensation expense recorded for the award in the consolidated income statement. Any excess tax benefit is reflected as an increase in capital in excess of par.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” This statement retains the fundamental requirements in SFAS No. 141, “Business Combinations” that the acquisition method of accounting be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any noncontrolling interest. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) beginning January 1, 2009 and apply to future acquisitions.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 beginning January 1, 2009. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There is a one year deferral for the implementation of SFAS No. 157 for other nonfinancial assets and liabilities. We will adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact on our consolidated results of operations and financial condition.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We will adopt SFAS No. 159 beginning January 1, 2008. We are currently evaluating the impact on our consolidated results of operations and financial condition.

'

3. SHARE-BASED COMPENSATION
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
     Compensation expense related to awards of restricted stock was recognized before the adoption of SFAS 123-R. Compensation expense for restricted stock totaled $26.4 million, $11.8 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income. Total stock-based compensation expense, which includes both stock options and restricted stock totaled $33.5 million and $79.9 million (inclusive of the $51.6 million noncash charge related to our 2006 employee stock option review) for the years ended December 31, 2007 and 2006, respectively. Share-based compensation expense has been allocated to our various operating segments. See Note 19.
     Prior to adoption of SFAS 123-R, Nabors presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123-R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual tax benefit realized from options exercised during the years ended December 31, 2007 and 2006 was $3.3 million and $5.2 million, respectively.
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

Year Ended
December 31,
(In thousands, except per share amounts)	2005
Net income, as reported	$648,695
Add: Stock-based compensation expense, relating to restricted stock awards, included in reported net income, net of related tax effects	3,635
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(72,281)

Pro forma net income-basic	580,049
Add: Interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax	—

Adjusted pro forma net income-diluted	$580,049

Earnings per share:
Basic—as reported	$2.08
Basic—pro forma	$1.86
Diluted—as reported	$2.00
Diluted—pro forma	$1.79
Stock Option Plans
     As of December 31, 2007, we have several stock option plans under which options to purchase Nabors common shares may be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives, options granted under the plans are subject to accelerated vesting related to targeted common share prices, or may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 14.4 million and 9.9 million Nabors common shares remained available for grant as of December 31, 2007 and 2006, respectively. Of the common shares available for grant as of December 31, 2007, approximately 13.2 million of these shares are also available for issuance in the form of restricted shares.
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
     We also consider an estimated forfeiture rate for these option awards, and we only recognize compensation cost for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years. The forfeiture rate is based on historical experience. Estimated forfeitures have been adjusted to reflect actual forfeitures during 2007.
     As a result of our internal stock option review concluded in the first quarter of 2007, we determined that the exercise price for certain of our employee stock options was less than the fair market value of one of our common shares on the date the options were granted. On November 29, 2007, we made an offer to eligible employees to amend certain outstanding options granted under the Nabors Industries, Inc. 1996 Employee Stock Plan and the Nabors Industries, Inc. 1998 Employee Stock Plan to increase the exercise price per share to the fair market value of a common share of Nabors on each option’s measurement date for financial accounting purposes and to make to eligible employees a cash payment equal to the difference between the new exercise price per share of the amended option and the original exercise price per share, multiplied by the number of unexercised eligible options. As a result of the tender offer, we cancelled options with a fair value of $24.3 million, replaced with a new award of options with a fair value of $22.2 million and paid $3.3 million in cash. This resulted in $1.2 million of additional compensation expense. See Note 14 regarding our internal stock option review in the accompanying consolidated financial statements.
     Other than those discussed above, there were no stock options granted, and as a result, no fair value determinations were made during the year ended December 31, 2007 or 2006. For stock options granted during the year ended December 31, 2005, the following weighted-average assumptions were utilized: risk-free interest rates of 4.13%; volatility of 29.50%; dividend yield of 0.0%; and expected life of 3.4 years. Stock option transactions under the Company’s various stock-based employee compensation plans are presented below:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value
(In thousands, except exercise price)
Options outstanding as of December 31, 2006	37,172	$21.89
Granted	—	—
Exercised	(4,521)	20.20
Surrendered	(4,143)	23.25

Forfeited	(154)	25.66

Options outstanding as of December 31, 2007	28,354	$22.06	5.13	$191,647

Options exercisable as of December 31, 2007	27,752	$22.03	5.10	$189,322

     Of the options outstanding, 27.8 million, 34.3 million and 31.5 million were exercisable at weighted-average exercise prices of $22.03, $21.85 and $22.03, as of December 31, 2007, 2006 and 2005, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2005 was $9.21. There were no options granted during the years ended December 31, 2007 or 2006.

     A summary of our nonvested stock options as of December 31, 2007, and the changes during the year then ended is presented below:

		Weighted-Average
Nonvested Stock Options		Grant-Date Fair
(In thousands, except fair values)	Outstanding	Value
Nonvested as of December 31, 2006	2,870	$6.95
Granted	—	—
Vested	(1,867)	6.40
Forfeited	(401)	7.01

Nonvested as of December 31, 2007	602	$7.19

     The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $76.2 million, $17.8 million and $336.1 million, respectively. The total fair value of options that vested during the years ended December 31, 2007, 2006 and 2005 was $11.9 million, $30.1 million and $102.9 million, respectively.
     As of December 31, 2007, there was $.7 million of total future compensation cost related to nonvested options. That cost is expected to be recognized over a weighted-average period of less than one year. We expect substantially all of the nonvested options to vest.
Restricted Stock and Restricted Stock Units
     Our stock compensation plans allow grants of restricted stock. Restricted stock is issued on the grant date, but is restricted as to transferability. Restricted stock vests in varying periodic installments ranging from 3 to 4 years.
     A summary of our restricted stock as of December 31, 2007, and the changes during the year ended is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted Stock	Outstanding	Value
(In thousands, except fair values)
Nonvested as of December 31, 2006	1,274	$31.14
Granted	1,745	30.18
Vested	(436)	30.60
Forfeited	(83)	30.33

Nonvested as of December 31, 2007	2,500	$30.47

     The fair value of restricted stock that vested during the year ended December 31, 2007 and 2006 was $13.2 million and $4.8 million, respectively. There was not any restricted stock that vested during the year ended December 31, 2005.
     As of December 31, 2007, there was $49.5 million of total future compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.1 years. We expect substantially all of the nonvested restricted stock awards to vest.
     During February 2008, the Company awarded 921,100 and 390,777 shares of restricted stock to its Chairman and Chief Executive Officer; and its Deputy Chairman, President and Chief Operating Officer, respectively. These awards had an aggregate value at the date of grant of $40.5 million and vest over a period of three years. See Note 14 regarding employment contracts.
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
     On May 31, 2006, we completed an acquisition of Pragma Drilling Equipment Ltd.’s business, which manufactures catwalks, iron roughnecks and other related oilfield equipment, through an asset purchase consisting primarily of intellectual property for a total purchase price of Cdn. $46.1 million (U.S. $41.5 million). The purchase price has been allocated based on final valuations of the fair market value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $10.5 million.
5. CASH AND CASH EQUIVALENTS AND INVESTMENTS
     Certain information related to our cash and cash equivalents and investments in marketable securities follows:

	December 31,
	2007			2006
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
(In thousands)	Value	Gains	Losses	Value	Gains	Losses
Cash and cash equivalents	$531,306	$—	$—	$700,549	$—	$—

Available-for-sale marketable equity securities	—	—	—	117,220	38,197	(1,740)
Marketable debt securities:
Commercial paper and CDs	—	—	—	16,778	—	(6)
Corporate debt securities	95,456	—	(22)	131,079	154	—
U.S. Government debt securities	20,048	257	—	—	—	—
Government agencies debt securities	39,634	245	—	61,318	106	—
Mortgage-backed debt securities	6,788	27	—	1,373	5	—
Mortgage-CMO debt securities	23,784	22	—	49,629	19	—
Asset-backed debt securities	50,035	—	(29)	62,070	—	(9)

Total marketable debt securities	$235,745	$551	$(51)	$322,247	$284	$(15)

     Our cash and cash equivalents, short-term and long-term investments consist of the following:

	December 31,
(In thousands)	2007	2006
Cash and cash equivalents	$531,306	$700,549
Short-term investments:
Available-for-sale marketable equity securities	—	117,220
Marketable debt securities	235,745	322,247

Total short-term investments	235,745	439,467
Long-term investments	236,253	513,269

Total cash and cash equivalents and investments	$1,003,304	$1,653,285

     The estimated fair values of our corporate, U.S. Government, Government agencies, mortgage-backed, mortgage-CMO and asset-backed debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the maturity date.

Estimated
Fair Value
(In thousands)	2007
Marketable debt securities:
Due in one year or less	$162,952
Due after one year through five years	72,793

Total marketable securities	$235,745

     Certain information regarding our marketable debt and equity securities is presented below:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Available-for-sale:
Proceeds from sales and maturities	$531,230	$1,324,882	$688,275
Realized gains, net of realized losses	49,947	3,073	16,524

6. PROPERTY, PLANT AND EQUIPMENT
     The major components of our property, plant and equipment are as follows:

	December 31,
(In thousands)	2007	2006
Land	$26,732	$26,859
Buildings	84,000	74,048
Drilling, workover and well-servicing rigs, and related equipment	7,585,414	5,749,260
Marine transportation and supply vessels	13,663	156,593
Oilfield hauling and mobile equipment	417,308	383,387
Other machinery and equipment	92,792	73,301
Oil and gas properties	501,549	344,423
Construction in process (1)	477,343	625,719

	9,198,801	7,433,590
Less: accumulated depreciation and amortization	(2,275,081)	(1,868,075)
accumulated depletion on oil and gas properties	(234,594)	(155,414)

	$6,689,126	$5,410,101

(1)	Relates to amounts capitalized for new or substantially new drilling, workover and well-servicing rigs that were under construction and had not yet been placed in service as of December 31, 2007 or 2006.
     Repair and maintenance expense included in direct costs in our consolidated statements of income totaled $438.0 million, $410.6 million and $327.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     Interest costs of $9.9 million, $9.5 million and $4.2 million were capitalized during the years ended December 31, 2007, 2006 and 2005, respectively.
7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
     Our principal operations accounted for using the equity method include a construction and logistics operation (50% ownership) in Alaska, drilling and workover operations located in Saudi Arabia (51% ownership) and oil and gas exploration, development and production joint ventures in the U.S., Canada and internationally (49% ownership). These unconsolidated affiliates are integral to our operations in those locations. See Note 13 for a discussion of transactions with these related parties.
     As of December 31, 2007 and 2006, our investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $383.4 million and $98.0 million, respectively, and are included in other long-term assets in our consolidated balance sheets. Combined condensed financial data for investments in unconsolidated affiliates is summarized as follows:

	December 31,
(In thousands)	2007	2006

Current assets	$260,766	$154,136
Long-term assets	801,333	182,310
Current liabilities	161,761	91,815
Long-term liabilities	128,073	49,340

	Year Ended December 31,
(In thousands)	2007	2006	2005
Gross revenues	$589,923	$486,347	$346,127
Gross margin	94,952	85,700	46,722
Net income	35,332	45,123	16,119
Nabors’ earnings from unconsolidated affiliates	17,724	20,545	5,671
     Cumulative undistributed earnings of our unconsolidated affiliates included in our retained earnings as of December 31, 2007 and 2006 totaled approximately $69.9 million and $64.7 million, respectively.

     As of December 31, 2007, our other long-term assets include a $21.4 million investment in unconsolidated affiliates accounted for using the cost method of accounting for our 18% ownership interest in a manufacturer of drilling rigs and equipment. There were no investments in unconsolidated affiliates accounted for by the cost method of accounting in 2006. The cost recorded was determined based on our estimate of the fair value of the shares that we received of the privately-held company. See Note 14 for further discussion.
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
Credit Risk
     Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments in marketable and non-marketable securities, accounts receivable and our range cap and floor derivative instrument. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our investments in marketable and non-marketable securities are managed within established guidelines which limit the amounts that may be invested with any one issuer and which provide guidance as to issuer credit quality. Certain of our non-marketable securities are invested in a fund that invests in securities which have been significantly impacted by the current credit market and comprise approximately $26.2 million of our $236.3 million long-term investments in our cash and investment portfolio as of December 31, 2007. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers and we generally do not require material collateral. However, we do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to provision of services to those customers. We maintain reserves for potential credit losses, and such losses have been within management’s expectations.
Interest Rate and Marketable and Non-marketable Security Price Risk
     Our financial instruments that are potentially sensitive to changes in interest rates include our $2.75 billion 0.94% senior exchangeable notes, our $82.8 million zero coupon convertible senior debentures, our $700 million zero coupon senior exchangeable notes, our 4.875% and 5.375% senior notes, our range cap and floor derivative instrument, our investments in debt securities (including corporate, asset-backed, U.S. Government, Government agencies, foreign government, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages), which are classified as non-marketable securities.
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
     Our $700 million zero coupon senior exchangeable notes include a contingent interest provision, discussed in Note 9 below, which qualifies as an embedded derivative. This embedded derivative is separated from the notes and valued at its fair value at the inception of the note indenture. Any subsequent change in fair value of this embedded derivative would be recorded in our consolidated statements of income. The fair value of the contingent interest provision at inception of the note indenture was nominal. In addition, there was no significant change in the fair value of this embedded derivative through December 31, 2007, resulting in no impact in any of our consolidated statements of income for the years ended December 31, 2007, 2006 or 2005.
     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment, and any change in the cumulative fair value of this transaction will be reflected as a gain or loss in our consolidated statements of income. In June 2004 we unwound $100 million of the $200 million range cap and floor derivative instrument. During the fourth quarter of 2005, we unwound the interest rate swap resulting in a loss of $2.7 million, which has been deferred and will be recognized as an increase to interest expense over the remaining life of our 5.375% senior notes due 2012. During the year ended December 31, 2005, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $2.7 million, which served to reduce interest expense.
     The fair value of our range cap and floor transaction is recorded as a derivative asset, included in other long-term assets, and was nominal as of December 31, 2007 and totaled approximately $2.3 million as of December 31, 2006. We recorded a net loss of approximately $1.3 million for the year ended December 31, 2007 and gains of approximately $1.4 million and $1.1 million for the years ended December 31, 2006 and 2005, respectively, related to this derivative instrument; such amounts are included in losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net in our consolidated statements of income.
Fair Value of Financial Instruments
     The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

	December 31,
	2007				2006
(In thousands)	Carrying Value		Fair Value		Carrying Value		Fair Value
$2.75 billion, 0.94% senior exchangeable notes due May 2011	$2,750,000		$2,595,313		$2,750,000		$2,628,725
$700 million zero coupon senior exchangeable notes due June 2023	700,000		696,990		700,000		730,380
5.375% senior notes due August 2012	272,097	(1)	279,043	(1)	271,470	(1)	270,545	(1)
4.875% senior notes due August 2009	224,562		225,709		224,296		221,749
$82.8 million zero coupon convertible senior debentures due February 2021	59,774		56,897		58,308		50,354

	$4,006,433		$3,853,952		$4,004,074		$3,901,753

(1)	The amount presented as of December 31, 2007 and 2006 includes $1.9 million and $2.3 million, respectively, related to the unamortized loss on the interest rate swap executed on October 21, 2002 and unwound during the fourth quarter of 2005.
     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.
     We maintain an investment portfolio of short-term and long-term investments that exposes us to price risk. See Note 5. As of December 31, 2007 and 2006, our short-term investments were carried at fair market value and included $235.7 million and $439.5 million, respectively, in securities classified as available-for-sale. Certain of our long-term investments are also carried at fair value. See Note 2. The fair value of our long-term investments totaled $236.3 million and $513.3 million as of December 31, 2007 and 2006, respectively. We had no investments classified as trading as of December 31, 2007 and 2006.

9. DEBT
     Long-term debt consists of the following:

	December 31,
(In thousands)	2007	2006
$2.75 billion 0.94% senior exchangeable notes due May 2011	$2,750,000	$2,750,000
$700 million zero coupon senior exchangeable notes due June 2023 (1)	700,000	700,000
5.375% senior notes due August 2012 (2)	272,097	271,470
4.875% senior notes due August 2009	224,562	224,296
$82.8 million zero coupon convertible senior debentures due February 2021	59,774	58,308

	4,006,433	4,004,074
Less: current portion	700,000	—

	$3,306,433	$4,004,074

(1)	Our $700 million zero coupon senior exchangeable notes due 2023 can be put to us on June 15, 2008 and are classified as current liabilities.

(2)	The amount presented for the year ended December 31, 2007 and 2006 includes $1.9 and $2.3 million, respectively, related to the unamortized loss on the interest rate swap executed on October 21, 2002 and unwound during the fourth quarter of 2005. See Note 8.
     As of December 31, 2007, the maturities of our long-term debt for each of the five years after 2007 and thereafter are as follows:

	Assuming Zero Coupon
	Convertible Debentures are
	Paid at		Paid at First
(In thousands)	Maturity		Put Date
2008	$—		$700,000	(1)
2009	225,000		225,000
2010	—		—
2011	2,750,000	(2)	2,814,557	(3)
2012	275,000	(4)	275,000	(4)
Thereafter	782,765	(5)	—

	$4,032,765		$4,014,557

(1)	Represents our $700 million zero coupon senior exchangeable notes due 2023, which can be put to us on June 15, 2008.

(2)	Represents our $2.75 billion 0.94% senior exchangeable notes due 2011.

(3)	Represents our $2.75 billion 0.94% senior exchangeable notes due 2011 and the remainder of our $82.8 million zero coupon convertible senior debentures due 2021, which can be put back to us on February 5, 2011.

(4)	Represents our $275 million 5.375% senior notes due 2012.

(5)	Represents our $82.8 million zero coupon convertible senior debentures due 2021 and $700 million of our zero coupon senior exchangeable notes due 2023.

$2.75 billion Senior Exchangeable Notes Due May 2011
     On May 23, 2006, Nabors Industries, Inc., (“Nabors Delaware”), our wholly-owned subsidiary, completed a private placement of $2.5 billion aggregate principal amount of 0.94% senior exchangeable notes due 2011 that are fully and unconditionally guaranteed by us. On June 8, 2006, the initial purchasers exercised their option to purchase an additional $250 million of the 0.94% senior exchangeable notes due 2011, increasing the aggregate issuance of such notes to $2.75 billion. Nabors Delaware sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The notes were reoffered by the initial purchasers of the notes to qualified institutional buyers under Rule 144A of the Securities Act. Nabors and Nabors Delaware filed a registration statement on Form S-3 pursuant to the Securities Act with respect to resale of the notes and shares received in exchange for the notes on August 21, 2006. The notes bear interest at a rate of 0.94% per year payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2006. Debt issuance costs of $28.7 million were capitalized in connection with the issuance of the notes in other long-term assets in our consolidated balance sheet and are being amortized through May 2011.
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
     The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The notes rank equally with any of Nabors Delaware’s other existing and future unsecured and unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s subordinated debt. The guarantee of Nabors is similarly unsecured and have a similar ranking to the notes so guaranteed. We may redeem some or all of the notes at any time on or after June 15, 2008, at a redemption price equal to 100% of the principal amount of the notes plus contingent interest. Holders of the notes have the right to require Nabors Delaware to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any, on June 15, 2008, June 15, 2013 and June 15, 2018 or upon a fundamental change as described in the related note indenture. Accordingly, as our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008, the outstanding principal amount of these notes of $700 million were reclassified from long-term debt to current liabilities in our balance sheet as of June 30, 2007. If these notes are not put to us on June 15, 2008, the notes will be reclassified back to long-term debt in our balance sheet at that time.

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
Short-Term Borrowings
     We have four letter of credit facilities with various banks as of December 31, 2007. We did not have any short-term borrowings outstanding at December 31, 2007 or 2006. Availability and borrowings under our credit facilities are as follows:

	December 31,
(In thousands)	2007	2006
Credit available	$211,165	$147,545
Letters of credit outstanding	(157,877)	(108,580)

Remaining availability	$53,288	$38,965

10. INCOME TAXES
     Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, we recognized increases of $24 million and $21 million to our tax reserves for uncertain tax positions and interest and penalties, respectively. These increases were accounted for as an increase to other long-term liabilities and as a reduction to retained earnings at January 1, 2007. The change in our unrecognized tax benefits for year ended December 31, 2007 is as follows:

(In thousands)
Balance as of January 1, 2007	$84,294
Additions based on tax positions related to the current year	3,298
Additions for tax positions of prior years	9,873
Reductions for tax positions of prior years	(41,838)
Settlements	—

Balance as of December 31, 2007	$55,627

     The balance also represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. As of December 31, 2007, we had approximately $28.4 million of interest and penalties related to our total gross unrecognized tax benefits. During the year ended December 31, 2007, we accrued and recognized estimated interest related to unrecognized tax benefits and penalties of approximately $6.9 million. During the years ended December 31, 2006 and 2005, we accrued and recognized estimated interest and penalties of approximately $1.7 million and $1.6 million, respectively. We recognize interest and penalties related to income tax matters in the income tax expense line item in our consolidated statements of income.
     We are subject to income taxes in the United States and numerous foreign jurisdictions. Internationally, income tax returns from 1995 through 2005 are currently under examination. The Company anticipates that several of these audits could be finalized within 12 months. It is reasonably possible that the amount of the unrecognized benefits with respect to certain of our unrecognized tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at December 31, 2007.
     Income from continuing operations before income taxes was comprised of the following:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Domestic and foreign summary:
United States	$616,588	$929,261	$411,659
Foreign	518,743	498,641	445,496

Income before income taxes from continuing operations	$1,135,331	$1,427,902	$857,155

     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. We are a Bermuda-exempt company. Bermuda does not impose corporate income taxes. Our U.S. subsidiaries are subject to a U.S. federal tax rate of 35%.
     Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Current:
U.S. federal	$116,456	$148,655	$(2,730)
Foreign	97,489	50,313	23,745
State	14,006	14,898	309

	227,951	213,866	21,324

Deferred:
U.S. federal	42,846	196,465	141,531
Foreign	(41,167)	9,219	47,862
State	10,034	15,343	8,283

	11,713	221,027	197,676

Income tax expense	$239,664	$434,893	$219,000

     Nabors is not subject to tax in Bermuda. A reconciliation of the differences between taxes on income before income taxes computed at the appropriate statutory rate and our reported provision for income taxes follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Income tax provision at statutory rate (Bermuda rate of 0%)	$—	$—	$—
Taxes on U.S. and foreign earnings (losses) at greater than the Bermuda rate	250,126	387,748	208,781
Increase in valuation allowance	8,144	4,574	3,058
Effect of change in tax rate	(17,119)	(21,382)	(12)
Tax reserves established (released), net and interest	(25,527)	(2,438)	(1,419)
Stock redemption withholding	—	36,150	—
State income taxes	24,040	30,241	8,592

Income tax expense	$239,664	$434,893	$219,000

Effective tax rate	21%	30%	26%

     In 2007, 2006 and 2005 we provided a valuation allowance against net operating loss (“NOL”) carryforwards in various foreign tax jurisdictions based on our consideration of existing temporary differences and expected future earnings levels in those jurisdictions. The decrease in our effective tax rate from 2006 to 2007 is a direct result of (1) the reversal of certain tax reserves during 2007 in the amount of $25.5 million, (2) a decrease in tax expense of $16 million resulting from a reduction in Canadian tax rates, and (3) a decrease in the proportion of income generated in the U.S. versus the international jurisdictions in which we operate. Income generated in the U.S. is generally taxed at a higher rate than international jurisdictions. During 2006, a tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’ subsidiary in the amount of $36.2 million increased taxes while a reduction in Canadian tax rates decreased tax expense in the amount of $20.5 million.
     The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$42,415	$60,221
Accrued expenses not currently deductible for tax and other	—	13,479
Less: Valuation allowance	(29,658)	(22,140)

Deferred tax assets, net of valuation allowance	$12,757	$51,560

	December 31,
(In thousands)	2007	2006
Deferred tax liabilities:
Exchangeable note hedge	$143,150	$188,666
Net operating loss carryforward - Non-current	17,737	—
Depreciation and depletion for tax in excess of book expense	(708,568)	(652,326)
Tax deduction (in excess) less than book expense	5,923	(86,296)
Unrealized gain on marketable securities	(224)	(2,186)

Total deferred tax liabilities	(541,982)	(552,142)

Net deferred tax liabilities	(529,225)	(500,582)
Less: net current asset portion	12,757	38,081

Net long-term deferred tax liability	$(541,982)	$(538,663)

     For U.S. federal income tax purposes, we have NOL carryforwards of approximately $50.8 million that, if not utilized, will expire at various times from 2017 to 2018. The NOL carryforwards for alternative minimum tax purposes are approximately $20.9 million. Additionally, we have foreign NOL carryforwards of approximately $97 million that, if not utilized, will expire at various times from 2008 to 2027.
     The NOL carryforwards by year of expiration:

(In thousands)
Year ended December 31,	Total	U.S. Federal	Foreign
2008	$3,906		$3,906
2009	1,233	—	1,233
2010	740	—	740
2011	173	—	173
2012	5,758	—	5,758
2013	—	—	—
2014	460	—	460
2015	5,147	—	5,147
2016	27,535	—	27,535
2017	50,997	33,111	17,886
2018	17,721	17,721	—
2026	8,360	—	8,360
2027	25,782	—	25,782

Subtotal: expiring NOLs	147,812	50,832	96,980
Non-expiring NOLs	58,365	—	58,365

Total	$206,177	$50,832	$155,345

     In addition, for state income tax purposes, we have net operating loss carryforwards of approximately $47 million that, if not utilized, will expire at various times from 2008 to 2026.
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
11. COMMON SHARES
Common Shares
     The authorized share capital of Nabors consists of 800 million common shares, par value $.001 per share, and 25 million preferred shares, par value $.001 per share. Common shares issued were 305,457,798 and 299,332,578 at $.001 par value as of December 31, 2007 and 2006, respectively.
     During 2007, we repurchased 3.8 million of our common shares from the open market for $102.5 million, all of which are held in treasury. During 2006, we repurchased 40.3 million of our common shares in the open market for $1.4 billion. We retired 17.9 million shares during 2006 and held 22.3 million of these shares in treasury.
     During 2007, our outstanding shares increased by 729,866 related to a share settlement of stock options exercised by Nabors’ Chairman and Chief Executive Officer, Eugene M. Isenberg. As part of the share settlement, Mr. Isenberg surrendered 4,142,812 unexercised vested stock options to the Company with a value of approximately $29.7 million to satisfy the stock options exercise price and related income taxes owed.
     During 2007 and 2006 the Compensation Committee of our Board of Directors granted restricted stock awards to certain of our executive officers, other key employees, and independent directors. In conjunction with these grants, we awarded 1,744,627 and 764,024 restricted shares at an average market price of $30.18 and $32.92 to these individuals for 2007 and 2006, respectively. See Note 3 for a summary of our restricted stock as of December 31, 2007.
     During 2007, 2006 and 2005, our employees exercised vested options to acquire 4.5 million, 1.2 million, and 18.4 million of our common shares, respectively, resulting in proceeds of $61.6 million, $25.7 million and $194.5 million, respectively, for each year.
     In conjunction with our acquisition of Ryan in October 2002 and our acquisition of Enserco in April 2002, we issued 760,528 and 7,098,164 exchangeable shares of Nabors Exchangeco (Canada) Inc., an indirectly wholly-owned Canadian subsidiary of Nabors, respectively, of which 7,737,684 exchangeable shares have been exchanged for our common shares, leaving a total of 121,008 exchangeable shares outstanding as of December 31, 2007. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis. The exchangeable shares are included in capital in excess of par value.

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
     Summarized information on the Pool pension plan is as follows:

	Pension Benefits
(In thousands)	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$17,297	$17,016
Interest cost	1,020	989
Actuarial gain	(1,208)	(236)
Benefit payments	(478)	(472)

Benefit obligation at end of year (1)	$16,631	$17,297

Change in plan assets:
Fair value of plan assets at beginning of year	$13,953	$11,953
Actual return on plan assets	810	1,132
Employer contribution	1,024	1,340
Benefit payments	(478)	(472)

Fair value of plan assets at end of year	$15,309	$13,953

Funded status:

Underfunded status at end of year	$(1,322)	$(3,344)

Amounts recognized in consolidated balance sheets:

Other long-term liabilities	$(1,322)	$(3,344)

Components of net periodic benefit cost (recognized in our consolidated statements of income):
Interest cost	$1,020	$989
Expected return on plan assets	(936)	(806)
Recognized net actuarial loss	193	301

Net periodic benefit cost	$277	$484

Weighted-average assumptions:
Weighted-average discount rate	6.50%	6.00%
Expected long-term rate of return on plan assets	6.50%	6.50%

(1)	As of December 31, 2007 and 2006, the accumulated benefit obligation is the same as the projected benefit obligation.
     For the years ended December 31, 2007, 2006 and 2005, the net actuarial loss amounts included in accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity were approximately $2.6 million, $3.9 million and $4.8 million, respectively. There were no other components, such as prior service costs or transition obligations relating to pension costs recorded within accumulated other comprehensive income (loss) during 2007, 2006 and 2005.
     The amount included in accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity that is expected to be recognized as a component of net periodic benefit cost during 2008 is approximately $.1 million.
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

     The measurement date used to determine pension measurements for the plan is December 31.
     Our weighted-average asset allocations as of December 31, 2007 and 2006, by asset category are as follows:

	Pension Benefits
	2007	2006
Equity securities	55%	55%
Debt securities	45%	45%

Total	100%	100%

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
     We expect to contribute approximately $1.1 million to the Pool pension plan in 2008. This is based on the sum of (1) the minimum contribution for the 2007 plan year that will be made in 2008 and (2) the estimated minimum required quarterly contributions for the 2008 plan year. We made contributions to the Pool pension plan in 2007 and 2006 totaling $1.0 million and $1.3 million, respectively.
     As of December 31, 2007, we expect that benefits to be paid in each of the next five fiscal years after 2007 and in the aggregate for the five fiscal years thereafter will be as follows:

(In thousands)
2008	$559
2009	598
2010	640
2011	703
2012	774
2013 — 2017	5,397
     Certain of Nabors’ employees are covered by defined contribution plans. Our contributions to the plans are based on employee contributions and totaled $15.1 million and $11.7 million for the years ended December 31, 2007 and 2006, respectively. Nabors does not provide postemployment benefits to its employees.
Postretirement Benefits Other Than Pensions
     Prior to the date of our acquisition, Pool provided certain postretirement healthcare and life insurance benefits to eligible retirees who had attained specific age and years of service requirements. Nabors terminated this plan at the date of acquisition (November 24, 1999). A liability of approximately $.2 million is recorded in our consolidated balance sheets as of December 31, 2007 and 2006, respectively, to cover the estimated costs of beneficiaries covered by the plan at the date of acquisition.
13. RELATED PARTY TRANSACTIONS
     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $11.2 million related to these policies. The cash surrender value of these policies of approximately $10.5 million and $10.3 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2007 and 2006, respectively.
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

     In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $153.4 million, $99.2 million and $82.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Expenses from business transactions with these affiliated entities totaled $6.6 million, $4.7 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, we had accounts receivable from these affiliated entities of $62.3 million and $41.2 million as of December 31, 2007 and 2006, respectively. We had accounts payable to these affiliated entities of $14.7 million and $.3 million as of December 31, 2007 and 2006, respectively, and long-term payables with these affiliated entities of $7.8 million and $6.6 million as of December 31, 2007 and 2006, respectively, which is included in other long-term liabilities.
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
14. COMMITMENTS AND CONTINGENCIES
Commitments
Operating Leases
     Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2007, are as follows:

(In thousands)
2008	$12,794
2009	10,696
2010	4,365
2011	3,072
2012	2,045
Thereafter	1,968

$34,940

     The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $25.9 million, $21.6 million and $20.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Employment Contracts
     We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2007 are as follows:

(In thousands)
2008	$2,616
2009	2,376
2010	1,693
2011	—
2012 and thereafter	—

$6,685

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
     Mr. Isenberg voluntarily agreed to amend his employment agreement in March 2006 (the “2006 Amendment”). Under the 2006 Amendment, Mr. Isenberg agreed to reduce the annual cash bonus to an amount equal to 3% of Nabors’ net cash flow (as defined in his employment agreement) in excess of 15% of the average shareholders’ equity for 2006. For the three months ended March 31, 2007, Messrs. Isenberg and Petrello voluntarily agreed to a reduction of the cash bonus in an amount equal to 3% and 1.5%, respectively, of Nabors’ net cash flow (as defined in their respective employment agreements). Mr. Isenberg voluntarily agreed to the same reduction for the three months ended June 30, 2007 and agreed to a $3 million reduction in the amount of his annual cash bonus for the three months ended September 30, 2007. For the remainder of 2007 through the expiration date of the employment agreement, the annual cash bonus will be 6% and 2%, respectively, for Messrs. Isenberg and Petrello of Nabors’ net cash flow in excess of 15% of the average shareholders’ equity for each fiscal year.
     For 2007, the annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formula described in their employment agreements, as adjusted above, were $50.9 million and $22.7 million, respectively. In light of their overall compensation package including significant restricted stock awards (see Note 3), they agreed to accept cash bonuses in the amount of $22.5 million and $10.7 million, respectively.
     Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives; and may receive special bonuses from time to time as determined by the Board.
     Termination in the event of death, disability, or termination without cause. In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years prior to termination, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at December 31, 2007, Mr. Isenberg would have been entitled to a payment of approximately $264 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $264 million. Similarly, with respect to Mr. Petrello, had these provisions applied at December 31, 2007, Mr. Petrello would have been entitled to a payment of approximately $103 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $103 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. The Company does not have insurance to cover its obligations in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the value of unvested restricted stock was approximately $25 million and $15 million, respectively, as of December 31, 2007. Neither Messrs. Isenberg nor Petrello had unvested stock options as of December 31, 2007. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.
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
Termination in the event of a Change in Control. In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on December 31, 2007, then the payments to Messrs. Isenberg and Petrello would be approximately $264 million and $103 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher but the payment would not be less than $264 million and $103 million, respectively. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the value of unvested restricted stock was approximately $25 million and $15 million, respectively, as of December 31, 2007. Neither Messrs. Isenberg nor Petrello had unvested stock options as of December 31, 2007. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for five years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at December 31, 2007, Mr. Isenberg would have received 3,366,666 options valued at approximately $31 million and Mr. Petrello would have received 1,683,332 options valued at approximately $16 million, in each case based upon a Black Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on December 31, 2007, and assuming that the excise tax was applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $114 million and $46 million, respectively.
     Other Obligations. In addition to salary and bonus, each of Messrs. Isenberg and Petrello receive group life insurance at an amount at least equal to three times their respective base salaries, various split-dollar life insurance policies, reimbursement of expenses, various perquisites and a personal umbrella insurance policy in the amount of $5 million. Premiums payable under the split-dollar life insurance policies were suspended as a result of the adoption of the Sarbanes - Oxley Act of 2002.
Oil and Gas Joint Ventures
     On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a new joint venture, NFR Energy LLC, to invest in oil and gas exploration opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially made a non-binding commitment to fund its proportionate share of $1.0 billion in equity. During 2007, joint venture operations in the U.S., Canada and International areas, were divided among three separate joint venture entities, including NFR Energy LLC (“NFR”), Stone Mountain Ventures Partnership (“Stone Mountain”) and Remora Energy International LP (“Remora”), respectively. We hold a 49% ownership interest in these joint ventures. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. As of December 31, 2007, we had made capital contributions of approximately $243.1 million, $19.1 million and $14.7 million, respectively, to NFR, Stone Mountain and Remora.
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
     On September 14, 2006, Nabors Drilling International Limited (“NDIL”), a wholly-owned Bermuda subsidiary of Nabors, received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny a depreciation expense deduction that relates to drilling rigs operating in Mexico in 2003, as well as a deduction for payments made to an affiliated company for the provision of labor services in Mexico. The amount assessed by the SAT is approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses in 2004, 2005, 2006 and 2007. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005, 2006 and 2007 tax years.
Self-Insurance Accruals
     We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2007, with our insurance renewal, certain changes have been made to our insurance coverage increasing our self-insured retentions. Our domestic workers’ compensation program continues to be subject to a $1.0 million per occurrence deductible. Employers’ liability and Jones Act cases are subject to a $2.0 million deductible. Automobile liability is subject to a $1.0 million deductible. We are assuming an additional $3.0 million corridor deductible for domestic workers’ compensation claims. General liability claims continue to be subject to a $5.0 million deductible. Our hurricane coverage for U.S.

Gulf of Mexico exposures is subject to a $10.0 million deductible. We are insured for $25.0 million over the deductible at 100%, and have added a second insured layer for $30.0 million at 60%. We are self-insuring 40% of the second layer.
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
     As of December 31, 2007 and 2006, our self-insurance accruals totaled $156.5 million and $129.7 million, respectively, and our related insurance recoveries/receivables were $9.9 million and $7.5 million, respectively.
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
     On February 6, 2007, a purported shareholder derivative action entitled Kenneth H. Karstedt v. Eugene M. Isenberg, et al was filed in the United States District Court for the Southern District of Texas against the Company’s officers and directors, and against the Company as a nominal defendant. The complaint alleged that stock options were priced retroactively and were improperly accounted for, and alleged various causes of action based on that assertion. The complaint sought, among other things, payment by the defendants to the Company of damages allegedly suffered by it and disgorgement of profits. On March 5, 2007, another purported shareholder derivative action entitled Gail McKinney v. Eugene M. Isenberg, et al was also filed in the United States District Court for the Southern District of Texas. The complaint made substantially the same allegations against the same defendants and sought the same elements of damages. The two purported derivative actions were consolidated into one proceeding. On December 31, 2007, the Company and the individual defendants agreed with the plaintiffs-shareholders to settle the derivative action. The settlement is subject to preliminary and final approval of the United States District Court for the Southern District of Texas. Under the terms of the proposed settlement, the Company and the individual defendants have implemented or will implement certain corporate governance reforms and adopt certain modifications to our equity award policy with no financial accounting impact and our Compensation Committee charter. The Company and its insurers have agreed to pay up to $2.85 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs.
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

     On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. Our Audit Committee of the Board of Directors has engaged outside counsel to review certain transactions with this vendor, which provides freight forwarding and customs clearance services, and we are cooperating with the Department of Justice inquiry. The ultimate outcome of this review cannot be determined at this time.
     On October 17, 2007, we settled a dispute with a vendor. Pursuant to the settlement, we received an 18% ownership equity interest in a parent company of the vendor, we granted the vendor a nonexclusive, royalty-free license to use certain technology, and the parties each executed a mutual release of claims against each other.
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
     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
(In thousands)	2008	2009	2010	Thereafter	Total
Financial standby letters of credit and other financial surety instruments	$131,732	$100	$1,953	$—	$133,785
Contingent consideration in acquisition	—	1,417	1,417	1,416	4,250

Total	$131,732	$1,517	$3,370	$1,416	$138,035

15. EARNINGS PER SHARE
     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
Net income (numerator):
Income from continuing operations, net of tax — basic	$895,667	$993,009	$638,155
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011 (1)	—	—	—
$82.8 million due 2021 (2)	—	—	—
$700 million due 2023 (3)	—	—	—

Adjusted income from continuing operations, net of tax — diluted	895,667	993,009	638,155
Income from discontinued operations, net of tax	35,024	27,727	10,540

Total adjusted net income	$930,691	$1,020,736	$648,695

Earnings per share:
Basic from continuing operations	$3.21	$3.42	$2.05
Basic from discontinued operations	.13	.10	.03

Total Basic	$3.34	$3.52	$2.08

Diluted from continuing operations	$3.13	$3.31	$1.97
Diluted from discontinued operations	.12	.09	.03

Total Diluted	$3.25	$3.40	$2.00

Shares (denominator):
Weighted-average number of shares outstanding — basic (4)	279,026	290,241	312,134

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	7,580	9,446	10,146
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011 (1)	—	—	—
$82.8 million due 2021 (2)	—	—	—
$700 million due 2023 (3)	—	140	2,098

Weighted-average number of shares outstanding — diluted	286,606	299,827	324,378

(1)	Diluted earnings per share for the years ended December 31, 2007 and 2006 do not include any incremental shares issuable upon the exchange of the $2.75 billion 0.94% senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $45.83 on the last trading day of the quarter, which did not occur during any period for the years ended December 31, 2007 and 2006. The $2.75 billion notes were issued during the quarter ended June 30, 2006 and had no effect on 2005’s earnings per share calculation.

(2)	Diluted earnings per share for the years ended December 31, 2007 and 2006 excludes approximately 1.2 million potentially dilutive shares initially issuable upon the conversion of the $82.8 million zero coupon convertible senior debentures. Diluted earnings per share for the year ended December 31, 2005 excludes approximately 17.0 million potentially dilutive shares initially issuable upon the conversion of these debentures. We would only issue an incremental number of shares upon conversion of these debentures. Such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $51.

(3)	Diluted earnings per share for the year ended December 31, 2007 do not include any incremental shares issuable upon the exchange of the $700 million zero coupon senior exchangeable notes. Diluted earnings per share for the years ended December 31, 2006 and 2005 reflects the assumed conversion of our $700 million zero coupon senior exchangeable notes resulting in the inclusion of the incremental number of shares that we would be required to issue upon exchange of these notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $35.05 on the last trading day of the quarter. This was the case for the quarter ended March 31, 2006 and the three months ended December 31, 2005 and are therefore included in the weighted-average number of shares outstanding in our diluted earnings per share calculation for the years ended December 31, 2006 and 2005.

(4)	Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors (Canada) Exchangeco Inc., respectively: 278.9 million and .1 million shares for the year ended December 31, 2007; 290.0 million and .2 million shares for the year ended December 31, 2006; and 311.7 million and .4 million shares for the year ended December 31, 2005. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors’ common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to, voting rights and the right to receive dividends, if any.
     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The average number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 4,952,799, 2,995,447 and 761,378 shares during 2007, 2006 and 2005, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.
16.	SUPPLEMENTAL BALANCE SHEET, INCOME STATEMENT AND CASH FLOW INFORMATION
     Accounts receivable is net of an allowance for doubtful accounts of $16.7 million and $14.9 million as of December 31, 2007 and 2006, respectively.

     Accrued liabilities include the following:

	December 31,
(In thousands)	2007	2006
Accrued compensation	$141,473	$136,276
Deferred revenue	91,071	65,747
Other taxes payable	32,539	20,035
Workers’ compensation liabilities	31,427	28,032
Interest payable	13,165	13,024
Warranty accrual	8,602	6,377
Litigation reserves	5,083	4,536
Other accrued liabilities	25,155	20,931

	$348,515	$294,958

     Investment (loss) income includes the following:

	Year Ended December 31,
(In thousands)	2007		2006	2005
Interest income	$44,732		$54,606	$41,413
(Losses) gains on marketable and non-marketable securities, net	(61,389	)(1)	46,260	43,007
Dividend and other investment income	766		1,141	1,008

	$(15,891)		$102,007	$85,428

(1)	This amount reflects a net loss of approximately $61.4 million from the portion of our long-term investments comprised of our actively managed funds inclusive of substantial gains from sales of our marketable equity securities.
     Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net includes the following:

	Year Ended December 31,
(In thousands)	2007	2006		2005
Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$4,429 (1)	$20,824	(2)	$18,343	(3)
Litigation reserves	9,568	2,217		27,195	(4)
Foreign currency transaction losses (gains)	(3,235)	380		465
(Gains) losses on derivative instruments	1,348	(1,361)		(1,078)
Other	(1,215)	2,058		1,027

	$10,895	$24,118		$45,952

(1)	This amount includes a $38.6 million gain from the sale of three accommodation units in the second quarter of 2007 and $40.0 million in impairment charges and losses on asset retirements during 2007.

(2)	This amount includes $12.4 million in impairment charges related to asset retirements.

(3)	This amount includes involuntary conversion losses recorded as a result of Hurricanes Katrina and Rita during the third quarter of 2005 of approximately $7.8 million, net of expected insurance proceeds.

(4)	This amount primarily relates to an interim judgment received in February 2006 against us in the amount of $25.6 million related to a class-action arbitration hearing regarding compensation issues brought on behalf of field employees for our well-servicing unit operations in California. The final award was $24.3 million, which was paid in May 2006.
     Supplemental cash flow information for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Cash paid for income taxes	$378,726	$157,209	$25,480
Cash paid for interest, net of capitalized interest	41,715	28,605	28,507

	Year Ended December 31,
(In thousands)	2007	2006	2005
Acquisitions of businesses:
Fair value of assets acquired	—	79,070	38,682
Goodwill	8,391	20,815	9,554
Liabilities assumed or created	—	(17,293)	(2,035)
Common stock of acquired company previously owned	—	—	—
Equity consideration issued	—	—	—

Cash paid for acquisitions of businesses	8,391	82,592	46,201
Cash acquired in acquisitions of businesses	—	(185)	—

Cash paid for acquisitions of businesses, net	$8,391	$82,407	$46,201

17. UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Year Ended December 31, 2007
	Quarter Ended
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues and Earnings from unconsolidated affiliates from continuing operations (1)	$1,248,454	$1,138,120	$1,252,988	$1,317,010

Income from continuing operations, net of tax	$256,890	$220,862	$195,763	$222,152
Income from discontinued operations, net of tax	5,272	7,487	22,265	—

Net income	$262,162	$228,349	$218,028	$222,152

Earnings per share: (2)
Basic from continuing operations	$.93	$.79	$.70	$.79
Basic from discontinued operations	.02	.03	.08	—

Total Basic	$.95	$.82	$.78	$.79

Diluted from continuing operations	$.90	$.77	$.68	$.78
Diluted from discontinued operations	.02	.02	.08	—

Total Diluted	$.92	$.79	$.76	$.78

	Year Ended December 31, 2006
	Quarter Ended
(In thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues and Earnings from unconsolidated affiliates from continuing operations (3)	$1,142,157	$1,098,349	$1,218,958	$1,268,370

Income from continuing operations, net of tax	$249,797	$226,042	$284,783	$232,387
Income from discontinued operations, net of tax	6,966	7,391	7,968	5,402

Net income	$256,763	$233,433	$292,751	$237,789

Earnings per share: (2)
Basic from continuing operations	$.80	$.76	$1.02	$.84
Basic from discontinued operations	.02	.03	.03	.02

Total Basic	$.82	$.79	$1.05	$.86

Diluted from continuing operations	$.77	$.74	$.99	$.82
Diluted from discontinued operations	.02	.03	.03	.02

Total Diluted	$.79	$.77	$1.02	$.84

(1)	Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $12.4 million, $3.4 million, $2.7 million and $(.8) million, respectively.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(3)	Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $4.4 million, $9.4 million, $5.7 million and $1.1 million, respectively.
18. DISCONTINUED OPERATION

     In August 2007, we sold our Sea Mar business which had previously been included in Other Operating Segments to an unrelated third party for a cash purchase price of $194.3 million, resulting in a pre-tax gain of $49.5 million. The assets included 20 offshore supply vessels and certain related assets, including its right under a vessel construction contract. The operating results of this business for all periods presented are reported as discontinued operations in the accompanying consolidated statements of income and the respective accompanying notes to the consolidated financial statements. Our condensed statements of income from discontinued operations related to the Sea Mar business for the years ended December 31, 2007, 2006 and 2005 were as follows:
Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2007	2006	2005
Revenues from discontinued operations	$58,887	$112,873	$65,436

Income from discontinued operations
Income from discontinued operations	$26,092	$43,017	$16,795

Gain on disposal of business	49,500	—	—
Income tax expense	40,568	15,290	6,255

Income from discontinued operations, net of tax	$35,024	$27,727	$10,540

19. SEGMENT INFORMATION
     As of December 31, 2007, we operate our business out of 13 operating segments. Our six Contract Drilling operating segments are engaged in drilling, workover and well-servicing operations, on land and offshore, and represent reportable segments. These operating segments consist of Alaska, U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, U.S. Offshore, Canada and International business units. Our oil and gas operating segment includes Ramshorn Investments, Inc. and our oil and gas joint ventures with First Reserve Corporation. This Segment is engaged in the exploration for, development of and production of oil and natural gas. Our Other Operating Segments, consisting of Canrig Drilling Technology Ltd., Epoch Well Services, Inc., Peak Oilfield Service Company, Peak USA Energy Services, Ltd., Ryan Energy Technologies, and Nabors Blue Sky Ltd. (formerly 1183011 Alberta Ltd.), are engaged in the manufacturing of top drives, manufacturing of drilling instrumentation systems, construction and logistics services, trucking and logistics services, manufacturing and marketing of directional drilling and rig instrumentation systems, directional drilling, rig instrumentation and data collection services, and heliportable well services, respectively. These Other Operating Segments do not meet the criteria included in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for disclosure, individually or in the aggregate, as reportable segments.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. See Note 2. Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on several criteria, including adjusted income derived from operating activities.

     The following table sets forth financial information with respect to our reportable segments:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Operating revenues and earnings from unconsolidated affiliates from continuing operations (1):
Contract Drilling (2):
U.S. Lower 48 Land Drilling	$1,710,990	$1,890,302	$1,306,963
U.S. Land Well-servicing	715,414	704,189	491,704
U.S. Offshore	212,160	221,676	158,888
Alaska	152,490	110,718	85,768
Canada	545,035	686,889	553,537
International	1,094,802	746,460	552,656

Subtotal Contract Drilling (3)	4,430,891	4,360,234	3,149,516
Oil and Gas (4)(5)	152,320	59,431	62,913
Other Operating Segments (6)(7)	588,483	505,286	282,910
Other reconciling items (8)	(215,122)	(197,117)	(95,196)

Total	$4,956,572	$4,727,834	$3,400,143

Depreciation and amortization, and depletion (1):
Contract Drilling:
U.S. Lower 48 Land Drilling	$146,928	$106,399	$90,979
U.S. Land Well-servicing	57,245	43,217	28,065
U.S. Offshore	34,408	31,253	24,272
Alaska	14,889	13,012	12,550
Canada	63,271	54,924	46,384
International	121,985	95,045	71,035

Subtotal Contract Drilling	438,726	343,850	273,285
Oil and Gas	72,182	38,580	46,894
Other Operating Segments	35,203	24,829	13,856
Other reconciling items (8)	(6,199)	(4,026)	(2,087)

Total depreciation and amortization, and depletion	$539,912	$403,233	$331,948

Adjusted income (loss) derived from operating activities from continuing operations: (1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$596,302	$821,821	$464,570
U.S. Land Well-servicing	156,243	199,944	107,728
U.S. Offshore	51,508	65,328	38,783
Alaska	37,394	17,542	16,608
Canada	87,046	185,117	136,368
International	332,283	208,705	135,588

Subtotal Contract Drilling (3)	1,260,776	1,498,457	899,645
Oil and Gas	56,133	4,065	10,194
Other Operating Segments (6)	35,273	30,028	17,619

Total segment adjusted income derived from operating activities	1,352,182	1,532,550	927,458
Other reconciling items (10)	(136,363)	(135,951)	(64,930)
Interest expense	(53,702)	(46,586)	(44,849)
Investment (loss) income	(15,891)	102,007	85,428
(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net	(10,895)	(24,118)	(45,952)

Income from continuing operations before income taxes (1)	$1,135,331	$1,427,902	$857,155

	Year Ended December 31,
(In thousands)	2007	2006	2005
Capital expenditures and acquisitions of businesses: (11)
Contract Drilling:
U.S. Lower 48 Land Drilling	$728,465	$726,171	$357,441
U.S. Land Well-servicing	205,185	224,812	113,910
U.S. Offshore	49,270	98,618	22,218
Alaska	69,233	27,145	5,364
Canada	94,058	222,727	112,415
International	620,264	382,911	315,199

Subtotal Contract Drilling	1,766,475	1,682,384	926,547
Oil and Gas	171,834	155,681	59,263
Other Operating Segments	53,594	146,895	23,687
Other reconciling items (10)	(12,072)	13,011	(6,228)

Total capital expenditures	$1,979,831	$1,997,971	$1,003,269

	December 31,
(In thousands)	2007	2006	2005
Total assets:
Contract Drilling: (12) (13)
U.S. Lower 48 Land Drilling	$2,544,629	$2,210,070	$1,513,618
U.S. Land Well-servicing	725,845	597,082	389,002
U.S. Offshore	452,505	456,889	366,354
Alaska	283,121	221,927	202,315
Canada	1,398,363	1,059,243	1,109,627
International	2,577,057	2,006,941	1,436,234

Subtotal Contract Drilling	7,981,520	6,552,152	5,017,150
Oil and Gas (14)	646,837	328,114	127,834
Other Operating Segments (15)	610,041	638,600	387,422
Other reconciling items (10)	864,984	1,623,437	1,698,001

Total assets	$10,103,382	$9,142,303	$7,230,407

(1)	Information excludes the Sea Mar business, which has been reclassified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $5.6 million, $4.0 million and $(1.3) million for the years ended December 31, 2007, 2006 and 2005, respectively.

(4)	Represents our oil and gas exploration, development and production operations.

(5)	Includes earnings (losses), net, from unconsolidated affiliates, accounted for by the equity method, of $(3.9) million for the year ended December 31, 2007 and $0 for the years ended December 31, 2006 and 2005, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $16.0 million, $16.5 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from operating revenues and then adding earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our company. A reconciliation of this non-GAAP measure to income before income taxes from continuing operations, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(11)	Includes the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(12)	Includes $47.3 million, $39.6 million and $35.3 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2007, 2006 and 2005, respectively.

(13)	Includes $21.4 million, $0 and $0 of investments in unconsolidated affiliates accounted for by the cost method as of December 31, 2007, 2006 and 2005, respectively.

(14)	Includes $274.1 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2007, and $0 as of December 31, 2006 and 2005, respectively.

(15)	Includes $62.0 million, $58.5 million and $35.9 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2007, 2006 and 2005, respectively.
     The following table sets forth financial information with respect to Nabors’ operations by geographic area:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Operating revenues and earnings from unconsolidated affiliates from continuing operations:
United States	$3,189,230	$3,141,299	$2,230,614
Foreign	1,767,342	1,586,535	1,169,529

	$4,956,572	$4,727,834	$3,400,143

Property, plant and equipment, net:
United States	$3,782,280	$3,211,023	$2,131,598
Foreign	2,906,846	2,199,078	1,755,326

	$6,689,126	$5,410,101	$3,886,924

Goodwill:
United States	$130,275	$165,264	$165,211
Foreign	238,157	197,005	176,728

	$368,432	$362,269	$341,939

20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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
     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 31, 2007 and 2006, statements of income and cash flows for each of the three years in the period ended December 31, 2007 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	December 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS

Current assets:
Cash and cash equivalents	$10,659	$2,753	$4	$517,890	$—	$531,306
Short-term investments	—	—	—	235,745	—	235,745
Accounts receivable, net	—	—	—	1,039,238	—	1,039,238
Inventory	—	—	—	133,786	—	133,786
Deferred income taxes	—	—	—	12,757	—	12,757
Other current assets	136	1,039	376	250,729	—	252,280

Total current assets	10,795	3,792	380	2,190,145	—	2,205,112
Long-term investments	—	—	—	236,253	—	236,253
Property, plant and equipment, net	—	—	—	6,689,126	—	6,689,126
Goodwill, net	—	—	—	368,432	—	368,432
Intercompany receivables	361,832	1,224,222	—	19,918	(1,605,972)	—
Investments in affiliates	4,148,256	4,429,139	304,450	2,306,797	(10,783,800)	404,842
Other long-term assets	—	22,180	638	176,799	—	199,617

Total assets	$4,520,883	$5,679,333	$305,468	$11,987,470	$(12,389,772)	$10,103,382

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$700,000	$—	$—	$—	$700,000
Trade accounts payable	2	24	—	348,498	—	348,524
Accrued liabilities	6,760	8,877	4,151	328,727	—	348,515
Income taxes payable	—	71,761	2,411	22,921	—	97,093

Total current liabilities	6,762	780,662	6,562	700,146	—	1,494,132
Long-term debt	—	3,081,871	224,562	—	—	3,306,433
Other long-term liabilities	—	1,900	—	244,814	—	246,714
Deferred income taxes	—	15,131	16	526,835	—	541,982
Intercompany payable	—	—	193	1,605,779	(1,605,972)	—

Total liabilities	6,762	3,879,564	231,333	3,077,574	(1,605,972)	5,589,261

Shareholders’ equity	4,514,121	1,799,769	74,135	8,909,896	(10,783,800)	4,514,121

Total liabilities and shareholders’ equity	$4,520,883	$5,679,333	$305,468	$11,987,470	$(12,389,772)	$10,103,382

	December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS

Current assets:
Cash and cash equivalents	$14,874	$2,394	$8	$683,273	$—	$700,549
Short-term investments	—	—	—	439,467	—	439,467
Accounts receivable, net	—	—	—	1,109,738	—	1,109,738
Inventory	—	—	—	100,487	—	100,487
Deferred income taxes	—	—	—	38,081	—	38,081
Other current assets	162	1,103	376	114,893	—	116,534

Total current assets	15,036	3,497	384	2,485,939	—	2,504,856
Long-term investments	—	—	—	513,269	—	513,269
Property, plant and equipment, net	—	—	—	5,410,101	—	5,410,101
Goodwill, net	—	—	—	362,269	—	362,269
Intercompany receivables	343,644	1,151,556	—	19,944	(1,515,144)	—
Investments in affiliates	3,184,303	3,748,626	286,818	1,318,478	(8,440,176)	98,049
Other long-term assets	—	249,040	608	220,025	(215,914)	253,759

Total assets	$3,542,983	$5,152,719	$287,810	$10,330,025	$(10,171,234)	$9,142,303

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—	$—
Trade accounts payable	35	22	—	459,122	—	459,179
Accrued liabilities	6,295	8,870	4,151	275,642	—	294,958
Income taxes payable	—	81,429	1,792	17,002	—	100,223

Total current liabilities	6,330	90,321	5,943	751,766	—	854,360
Long-term debt	—	3,779,778	224,296	—	—	4,004,074
Other long-term liabilities	—	—	—	162,744	—	162,744
Deferred income taxes	—	50,696	—	749,690	(215,914)	584,472
Intercompany payable	—	—	3,733	1,511,411	(1,515,144)	—

Total liabilities	6,330	3,920,795	233,972	3,175,611	(1,731,058)	5,605,650

Shareholders’ equity	3,536,653	1,231,924	53,838	7,154,414	(8,440,176)	3,536,653

Total liabilities and shareholders’ equity	$3,542,983	$5,152,719	$287,810	$10,330,025	$(10,171,234)	$9,142,303

Condensed Consolidating Statements of Income

	Year Ended December 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$—	$4,938,848	$—	$4,938,848
Earnings from unconsolidated affiliates	—	—	—	17,724	—	17,724
Earnings from consolidated affiliates	914,328	503,713	17,632	543,370	(1,979,043)	—
Investment (loss) income	687	146	—	(16,724)	—	(15,891)
Intercompany interest income	3,989	85,550	2	—	(89,541)	—

Total revenues and other income	919,004	589,409	17,634	5,483,218	(2,068,584)	4,940,681

Costs and other deductions:
Direct costs	—	—	—	2,764,559	—	2,764,559
General and administrative expenses	17,085	144	17	419,573	(537)	436,282
Depreciation and amortization	—	600	—	467,130	—	467,730
Depletion	—	—	—	72,182	—	72,182
Interest expense	—	51,156	11,456	(8,910)	—	53,702
Intercompany interest expense	6,260	—	—	83,281	(89,541)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	(8)	1,377	—	8,989	537	10,895

Total costs and other deductions	23,337	53,277	11,473	3,806,804	(89,541)	3,805,350

Income before income taxes from continuing operations	895,667	536,132	6,161	1,676,414	(1,979,043)	1,135,331
Income tax expense	—	11,996	1,971	225,697	—	239,664

Income from continuing operations, net of tax	895,667	524,136	4,190	1,450,717	(1,979,043)	895,667
Income from discontinued operations, net of tax	35,024	35,024	—	70,048	(105,072)	35,024

Net income	$930,691	$559,160	$4,190	$1,520,765	$(2,084,115)	$930,691

	Year Ended December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non–	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$4,707,289	$—	$4,707,289
Earnings from unconsolidated affiliates	—	—	—	20,545	—	20,545
Earnings from consolidated affiliates	1,007,301	772,123	16,357	807,604	(2,603,385)	—
Investment (loss) income	324	10,480	—	91,203	—	102,007
Intercompany interest income	4,050	66,476	—	—	(70,526)	—

Total revenues and other income	1,011,675	849,079	16,357	5,626,641	(2,673,911)	4,829,841

Costs and other deductions:
Direct costs	—	—	—	2,511,392	—	2,511,392
General and administrative expenses	17,130	388	5	399,454	(367)	416,610
Depreciation and amortization	—	600	—	364,053	—	364,653
Depletion	—	—	—	38,580	—	38,580
Interest expense	—	40,457	11,440	(5,311)	—	46,586
Intercompany interest expense	1,536	—	—	68,990	(70,526)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(1,339)	—	25,090	367	24,118

Total costs and other deductions	18,666	40,106	11,445	3,402,248	(70,526)	3,401,939

Income before income taxes from continuing operations	993,009	808,973	4,912	2,224,393	(2,603,385)	1,427,902
Income tax expense	—	13,635	1,622	419,636	—	434,893

Income from continuing operations, net of tax	993,009	795,338	3,290	1,804,757	(2,603,385)	993,009
Income from discontinued operations, net of tax	27,727	27,727	—	55,454	(83,181)	27,727

Net income	$1,020,736	$823,065	$3,290	$1,860,211	$(2,686,566)	$1,020,736

	Year Ended December 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non–	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$3,394,472	$—	$3,394,472
Earnings from unconsolidated affiliates	—	—	—	5,671	—	5,671
Earnings from consolidated affiliates	629,098	365,561	15,487	389,015	(1,399,161)	—
Investment (loss) income	11,980	—	7	73,441	—	85,428
Intercompany interest income	4,000	73,356	—	—	(77,356)	—

Total revenues and other income	645,078	438,917	15,494	3,862,599	(1,476,517)	3,485,571

Costs and other deductions:
Direct costs	—	—	—	1,958,538	—	1,958,538
General and administrative expenses	6,514	1,149	7	240,353	(894)	247,129
Depreciation and amortization	—	600	—	284,454	—	285,054
Depletion	—	—	—	46,894	—	46,894
Interest expense	—	37,488	11,439	(4,078)	—	44,849
Intercompany interest expense	—	—	—	77,356	(77,356)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	344	(1,078)	—	45,792	894	45,952

Total costs and other deductions	6,858	38,159	11,446	2,649,309	(77,356)	2,628,416

Income before income taxes from continuing operations	638,220	400,758	4,048	1,213,290	(1,399,161)	857,155
Income tax expense	65	13,023	1,376	204,536	—	219,000

Income from continuing operations, net of tax	638,155	387,735	2,672	1,008,754	(1,399,161)	638,155
Income from discontinued operations, net of tax	10,540	10,540	—	21,076	(31,616)	10,540

Net income	$648,695	$398,275	$2,672	$1,029,830	$(1,430,777)	$648,695

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non–	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$(6,213)	$117,758	$(16,111)	$1,280,248	$(5,484)	$1,370,198

Cash flows from investing activities:
Purchases of investments	—	—	—	(378,318)	—	(378,318)
Sales and maturities of investments	—	926	—	859,459	—	860,385
Cash paid for acquisitions of businesses, net	—	—	—	(8,391)	—	(8,391)
Investment in affiliates	—	—	—	(278,100)	—	(278,100)
Capital expenditures	—	—	—	(2,014,469)	—	(2,014,469)
Proceeds from sales of assets and insurance claims	—	—	—	356,387	—	356,387
Cash paid for investments in consolidated affiliates	—	(120,484)	—	(16,107)	136,591	—

Net cash provided by (used for) investing activities	—	(119,558)	—	(1,479,539)	136,591	(1,462,506)

Cash flows from financing activities:
Decrease in cash overdrafts	—	—	—	(38,416)	—	(38,416)
Proceeds from long-term debt	(57,811)	—	—	57,811	—	—
Proceeds from issuance of common shares	61,620	—	—	—	—	61,620
Repurchase and retirement of common shares	—	—	—	(102,451)	—	(102,451)
Purchase of restricted stock	(1,811)	—	—	—	—	(1,811)
Tax benefit related to the exercise of stock options	—	2,159	—	—	—	2,159
Proceeds from parent contributions	—	—	16,107	120,484	(136,591)	—
Cash dividends paid	—	—	—	(5,484)	5,484	—

Net cash (used for) provided by financing activities	(1,998)	2,159	16,107	31,944	(131,107)	(78,899)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,964	—	1,964

Net (decrease) increase in cash and cash equivalents	(4,215)	359	(4)	(165,383)	—	(169,243)
Cash and cash equivalents, beginning of period	14,874	2,394	8	683,273	—	700,549

Cash and cash equivalents, end of period	$10,659	$2,753	$4	$517,890	$—	$531,306

	Year Ended December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non–	Consolidating
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Consolidated Total
Net cash provided by (used for) operating activities	$1,172,786	$(189,608)	$(10,971)	$3,356,390	$(2,842,339)	$1,486,258

Cash flows from investing activities:
Purchases of investments	—	—	—	(1,135,525)	—	(1,135,525)
Sales and maturities of investments	—	—	—	1,325,903	—	1,325,903
Cash paid for acquisitions of businesses, net	—	—	—	(82,407)	—	(82,407)
Investment in affiliates	—	—	—	(2,433)	—	(2,433)
Deposits released on acquisitions closed subsequent to year-end	—	—	—	35,844	—	35,844
Capital expenditures	—	—	—	(1,927,407)	—	(1,927,407)
Proceeds from sales of assets and insurance claims	—	—	—	17,556	—	17,556
Cash paid for investments in consolidated affiliates	(977,927)	(487,275)	—	(1,189,056)	2,654,258	—
Cash received from investments in consolidated affiliates	—	—	—	2,000,000	(2,000,000)	—

Net cash provided by (used for) investing activities	(977,927)	(487,275)	—	(957,525)	654,258	(1,768,469)

Cash flows from financing activities:
Proceeds from sale of warrants	421,162	—	—	—	—	421,162
Purchase of exchangeable note hedge	—	(583,550)	—	—	—	(583,550)
Increase in cash overdrafts	—	—	—	2,154	—	2,154
Proceeds from long-term debt	—	2,750,000	—	—	—	2,750,000
Reduction in long-term debt	—	(769,789)	—	—	—	(769,789)
Debt issuance costs	—	(28,683)	—	—	—	(28,683)
Proceeds from issuance of common shares	25,682	—	—	—	—	25,682
Repurchase and retirement of common shares	(627,356)	—	—	(2,775,484)	2,000,000	(1,402,840)
Tax benefit related to the exercise of stock options	—	4,139	—	—	—	4,139
Proceeds from parent contributions	—	1,178,088	10,968	1,465,202	(2,654,258)	—
Cash dividends paid	—	(1,870,942)	—	(971,397)	2,842,339	—

Net cash (used for) provided by financing activities	(180,512)	679,263	10,968	(2,279,525)	2,188,081	418,275

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(516)	—	(516)

Net (decrease) increase in cash and cash equivalents	14,347	2,380	(3)	118,824	—	135,548
Cash and cash equivalents, beginning of period	527	14	11	564,449	—	565,001

Cash and cash equivalents, end of period	$14,874	$2,394	$8	$683,273	$—	$700,549

	Year Ended December 31, 2005
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non–	Consolidating
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Consolidated Total
Net cash provided by (used for) operating activities	$121,081	$122,921	$(10,975)	$918,881	$(122,408)	$1,029,500

Cash flows from investing activities:
Purchases of investments	(117,623)	—	—	(628,120)	—	(745,743)
Sales and maturities of investments	104,508	—	—	645,054	—	749,562
Cash paid for acquisitions of businesses, net	—	—	—	(46,201)	—	(46,201)
Capital expenditures	—	—	—	(907,316)	—	(907,316)
Proceeds from sales of assets and insurance claims	—	—	—	27,463	—	27,463
Cash paid for investments in consolidated affiliates	(85,400)	(19,671)	—	(10,968)	116,039	—
Deposits held on acquisitions closed subsequent to year-end	—	—	—	(36,005)	—	(36,005)

Net cash used for investing activities	(98,515)	(19,671)	—	(956,093)	116,039	(958,240)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	10,805	—	10,805
Reduction in long-term debt	—	—	—	(424)	—	(424)
Proceeds from issuance of common shares	9,860	—	—	184,604	—	194,464
Repurchase and retirement of common shares	(99,483)	—	—	—	—	(99,483)
Termination payment for interest rate swap	—	(2,736)	—	—	—	(2,736)
Proceeds from parent contributions	—	—	10,968	105,071	(116,039)	—
Cash dividends paid	—	(100,500)	—	(21,908)	122,408	—

Net cash (used for) provided by financing activities	(89,623)	(103,236)	10,968	278,148	6,369	102,626

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6,406	—	6,406

Net (decrease) increase in cash and cash equivalents	(67,057)	14	(7)	247,342	—	180,292
Cash and cash equivalents, beginning of period	67,584	—	18	317,107	—	384,709

Cash and cash equivalents, end of period	$527	$14	$11	$564,449	$—	$565,001

21. SUBSEQUENT EVENT
     On February 20, 2008, Nabors Industries, Inc., our wholly-owned subsidiary, completed a private placement of $575 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. The issue of senior notes was resold by a placement agent to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The notes bear interest at a rate of 6.15% per year, payable semiannually on February 15 and August 15 of each year, beginning August 15, 2008.
     We and Nabors Delaware intend to file a registration statement with the SEC with respect to an offer to exchange the notes for registered notes with substantially identical terms pursuant to a registration rights agreement, within 90 days following the original issue date of the notes.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. PricewaterhouseCoopers LLP has issued a report on the effectiveness of internal control over financial reporting, which is included in Part II, Item 8. of this report.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information called for by this item will be contained in the Nabors Industries Ltd. definitive Proxy Statement to be distributed in connection with its 2008 annual meeting of shareholders under the captions “Election of Directors” and “Other Executive Officers” and is incorporated into this document by reference.
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
     To our knowledge, based solely on review of the copies of Forms 3 and 4 and amendments thereto furnished to us during 2007 and Form 5 and amendments thereto furnished to us with respect to the year 2007, and written representations that no other reports were required, all Section 16(a) filings required to be made by Nabors’ officers, directors and greater than 10% beneficial owners with respect to the fiscal year 2007 were timely filed.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders under the caption “Management Compensation” and except as specified in the following sentence, is incorporated into this document by reference. Information in Nabors’ 2008 proxy statement not deemed to be “soliciting material” or “filed” with the Commission under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     The Company maintains eleven different equity compensation plans: the 1993 Stock Option Plan for Non-Employee Directors, 1996 Employee Stock Plan, 1997 Executive Officers Incentive Stock Plan, 1998 Employee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 2003 Employee Stock Plan pursuant to which it may grant equity awards to eligible persons from certain plans. The terms of the Company’s Equity Compensation Plans are described more fully below.
     The following table gives information about these equity compensation plans as of December 31, 2007:

	(a)		(c)
	Number of		Number of securities
	securities to be	(b)	remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities
Plan category	and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	18,691,294	$22.0514	13,236,536	(1)(2)
Equity compensation plans not approved by security holders	9,662,971	$22.0864	1,142,109

Total	28,354,265		14,378,645

(1)	The 1996 Employee Stock Plan incorporated an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1996 Employee Stock Plan were increased by an amount equal to 1 1/2 % of the common shares outstanding on December 31 of the immediately preceding fiscal year. The 1996 Employee Stock Plan expired on January 17, 2006, and no additional shares were reserved for issuance during fiscal 2006.

(2)	The 2003 Employee Stock Plan incorporates an evergreen formula commencing on June 1, 2006 and thereafter for a period of four (4) years on each January 1, for an automatic increase in the number of shares reserved and available for issuance under the Plan by an amount equal to two percent (2%) of the Company’s outstanding common shares as of each June 1 or January 1 date.
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
The remainder of the information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders under the caption “Share Ownership of Management and Principal Shareholders” and is incorporated into this document by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated into this document by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders under the caption “Principal Accounting Fees and Services” and is incorporated into this document by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
     (1) Financial Statements
     (2) Financial Statement Schedules

Page No.
Schedule II — Valuation and Qualifying Accounts	104
All other supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (File No. 333-76198) filed with the Commission on May 10, 2002, as amended).

2.2	Amended and Restated Acquisition Agreement, dated as of March 18, 2002, by and between Nabors Industries, Inc. and Enserco Energy Service Company Inc. (incorporated by reference to Exhibit 2.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (File No. 333-85228)).

2.3	Form of Plan of Arrangement Under Section 192 of the Canada Business Corporations Act Involving and Affecting Enserco Energy Service Company Inc. and its Security holders (included in Schedule B to Exhibit 2.2).

2.4	Arrangement Agreement dated August 12, 2002 between Nabors Industries Ltd. and Ryan Energy Technologies Inc. (incorporated by reference to Exhibit 2.4 to Nabors Industries Ltd.’s Form 10-K for the year ended December 31, 2002 (File No. 000-49887)).

2.5	Asset Purchase Agreement dated July 20, 2007, by and among Nabors US Finance LLC, Nabors Well Services Co. (inclusive of its Sea Mar Division), Sea Mar Management LLC and Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 2.5 to Nabors Industries Ltd.’s Form 10-Q (File No. 001-32657) filed with the Commission on August 2, 2007).

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).

3.3	Amendment to Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of Special General Meeting and Proxy Statement, File No. 001-32657, filed February 24, 2006).

3.4	Form of Resolutions of the Board of Directors of Nabors Industries Ltd. authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

4.1	Indenture dated as of February 5, 2001 between Nabors Industries, Inc. and Bank One, N.A., as trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.11 to Nabors Industries, Inc.’s Form 10-K, File No. 1-9245, filed with the Commission on March 30, 2001).

4.2	First Supplemental Indenture, dated as of June 21, 2002 among Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.5 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed with the Commission on August 14, 2002).

4.3	Second Supplemental Indenture dated as of October 25, 2004 by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.), as Trustee, to the Indenture, dated as of February 5, 2001, as amended, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Current Report on Form 8-K, File No. 000-49887, filed with the Commission on October 27, 2004).

4.4	Indenture, dated August 22, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.’s Series A and Series B 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-4 (Registration No. 333-10049201) filed with the Commission on October 11, 2002).

4.5	Indenture, dated August 22, 2002, among Nabors Holdings 1, ULC, as issuer, Nabors Industries, Inc. and Nabors Industries Ltd., as guarantors, and Bank One, N.A., with respect to Nabors Holdings 1, ULC’s Series A and Series B 4.875% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Nabors Holdings 1, ULC’s Registration

Exhibit No.	Description

Statement on Form S-4 (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

4.6	Form of Provisions Attaching to the Exchangeable Shares of Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

4.7	Form of Support Agreement between Nabors Industries, Inc., 3064297 Nova Scotia Company and Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

4.8	Form of Acknowledgement of Novation to Nabors Industries, Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust Company of Canada and 3064297 Nova Scotia Company executed by Nabors Industries Ltd. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

4.9	Indenture, dated as of June 10, 2003, between Nabors Industries, Inc., Nabors Industries Ltd. and Bank One, N.A. with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3, (File No. 333-107806-01, filed with the Commission on August 8, 2003)).

4.10	Registration Rights Agreement, dated as of June 10, 2003, by and among Nabors Industries, Inc., Nabors Industries Ltd. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3, File No. 333-107806-01, filed with the Commission on August 8, 2003).

4.11	First Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association, (as successor to Bank One, N.A.), as trustee to the Indenture, dated as of June 10, 2003, with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Current Report on Form 8-K, File No. 000-49887, filed with the Commission on October 27, 2004).

4.12	Indenture, dated as of December 13, 2004, by and among Nabors Industries, Inc., Nabors Industries Ltd., and J.P. Morgan Trust Company, National Association, with respect to Nabors Industries, Inc.’s Series B Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.12 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed with the Commission on March 7, 2005).

4.13	Purchase Agreement, dated May 18, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006).

4.14	Indenture related to the Senior Exchangeable Notes, due 2011, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 0.94% Senior Exchangeable Note due 2011) incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006.

4.15	Registration Rights Agreement, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed with the Commission on May 24, 2006).

4.16	Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of 2006 Annual General Meeting of Shareholders and Proxy Statement, File No. 001-32657, filed May 4, 2006).

4.17	Purchase Agreement, dated February 14, 2008, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed February 22, 2008).

4.18	Indenture related to the Senior Notes due 2018, dated February 20, 2008, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 6.15% Senior Note due 2018) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed February 22, 2008).

4.19	Registration Rights Agreement, dated as of February 20, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K, File No. 000-49887, filed February 22, 2008).

10.1 (+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.’s Registration Statement on Form S-8, Registration No. 333-11313, filed September 3, 1996).

10.2 (+)	1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.4 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 30, 1996).

10.3 (+)	1994 Executive Stock Option Agreement effective December 28, 1994 between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.5 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 30, 1996).

Exhibit No.	Description

10.4 (+)	Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.’s Form 10-Q, File No. 1-9245, filed May 16, 1997).

10.5 (+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of June 24, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.6 (+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.7 (+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of December 28, 2005 (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed December 28, 2005).

10.8 (+)	Fourth Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of March 10, 2006. (incorporated by reference to Exhibit 10.8 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 16, 2006).

10.9 (+)	Employment Agreement effective October 1, 1996 between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.’s Form 10-Q, File No. 1-9245, filed May 16, 1997).

10.10 (+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 24, 2002 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.11 (+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of July 17, 2002 (incorporated by reference to Exhibit 10.3 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.12 (+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of December 28, 2005 (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed December 28, 2005).

10.13 (+)	Waiver dated as of September 27, 2002 pursuant to Section 9.[c] and Schedule 9.[c] of the Amended Employment Agreement among Nabors Industries, Inc., Nabors Industries Ltd., and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed November 14, 2002).

10.14 (+)	Nabors Industries, Inc. 1996 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.17 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.15 (+)	Nabors Industries, Inc. 1996 Executive Officers Stock Plan (incorporated by reference to Exhibit 10.18 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.16 (+)	Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.17 (+)	Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed December 29, 1997).

10.18 (+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.19 (+)	Nabors Industries, Inc. 1998 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.20 (+)	Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.’s Form 10-K, File No. 1-9245, filed March 31, 1999).

10.21 (+)	Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K, File No. 1-09245, filed March 19, 2002).

10.22 (+)	1999 Pool Employee/Director Option Exchange Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K, File No. 1-09245, filed March 19, 2002).

10.23	Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.’s Form

Exhibit No.	Description

10-K, File No. 000-49887, filed March 31, 2003).

10.24 (+)	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed May 12, 2003).

10.25 (+)	2003 Employee Stock Option Plan (incorporated by reference to Annex D of Nabors Industries Ltd.’s Notice of 2003 Annual General Meeting of Shareholders and Proxy Statement, File No. 000-49887, filed May 8, 2003).

10.26	Purchase and Sale Agreement (Red River) by and among El Paso Production Company and El Paso Production GOM Inc., jointly and severally as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.23 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.27	Purchase and Sale Agreement (USA) between El Paso Production Oil & Gas USA, L.P., as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.24 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.28	Exploration Participation Agreement (South Texas) by and between El Paso Production Oil & Gas Company and El Paso Production Oil & Gas USA, L.P., jointly and severally and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.25 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.29	Exploration Participation Agreement (Catapult) by and between El Paso Production Company, and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.26 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

10.30 (+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.31 (+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.32 (+)	Form of Stock Option Agreement—Isenberg/Petrello (incorporated by reference to Exhibit 10.03 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.33 (+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.34 (+)	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 3, 2005).

12	Computation of Ratios. *

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to Nabors Industries Ltd.’s Form 10-K, File No. 000-49887, filed March 15, 2004).

18	Preference Letter of Independent Accountants Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed November 2, 2005).

21	Significant Subsidiaries of Nabors Industries Ltd. *

23	Consent of Independent Registered Public Accounting Firm. *

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. *

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. *

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. (furnished herewith).

*	Filed herewith.

(+)	Management contract or compensatory plan or arrangement.

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

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene M. Isenberg	Chairman and	February 28, 2008
Eugene M. Isenberg	Chief Executive Officer

/s/ Alexander M. Knaster	Director	February 28, 2008
Alexander M. Knaster

/s/ James L. Payne	Director	February 28, 2008
James L. Payne

/s/ Anthony G. Petrello	Deputy Chairman, President and	February 28, 2008
Anthony G. Petrello	Chief Operating Officer

/s/ Hans Schmidt	Director	February 28, 2008
Hans Schmidt

/s/ Myron M. Sheinfeld	Director	February 28, 2008
Myron M. Sheinfeld

/s/ Martin J. Whitman	Director	February 28, 2008
Martin J. Whitman

NABORS INDUSTRIES LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
(In thousands)	of Period	Expenses	Accounts	Deductions		Period
2007
Allowance for doubtful accounts	$14,850	$2,824	$88	$(1,049	)(1)	$16,713
Inventory reserve	1,145	1,164	—	—		2,309
Valuation allowance on deferred tax assets	22,140	8,144	(626)	—		29,658
2006
Allowance for doubtful accounts	$11,364	$3,354	$652	$(520	)(1)	$14,850
Inventory reserve	1,808	534	—	(1,197	)(2)	1,145
Valuation allowance on deferred tax assets	17,566	4,574	—	—		22,140
2005
Allowance for doubtful accounts	$10,978	$1,024	$289	$(927	)(1)	$11,364
Inventory reserve	1,749	178	—	(119	)(2)	1,808
Valuation allowance on deferred tax assets	14,508	3,058	—	—		17,566

(1)	Uncollected receivables written-off, net of recoveries.

(2)	Inventory reserves written-off.

Exhibit Index

12	Computation of Ratios. *

21	Significant Subsidiaries of Nabors Industries Ltd. *

23	Consent of Independent Registered Public Accounting Firm. *

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. *

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. *

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. (furnished herewith).

*	Filed herewith.

(+)	Management contract or compensatory plan or arrangement.