Form 10-Q
period 2008-03-31
NABORS INDUSTRIES LTD
filed 2008-05-02
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

Commission File Number: 001-32657

Nabors Industries Ltd.

Incorporated in Bermuda
Mintflower Place
8 Par-La-Ville Road
Hamilton, HM08
Bermuda
(441) 292-1510

98-0363970
(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of common shares, par value $.001 per share, outstanding as of April 25, 2008 was 281,517,543. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 108,980 exchangeable shares outstanding as of April 25, 2008 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,094,326	$531,306
Short-term investments	355,918	235,745
Accounts receivable, net	1,112,190	1,039,238
Inventory	129,611	133,786
Deferred income taxes	20,227	12,757
Other current assets	242,453	252,280

Total current assets	2,954,725	2,205,112
Long-term investments and other receivables	310,938	359,534
Property, plant and equipment, net	6,758,516	6,632,612
Goodwill	360,709	368,432
Other long-term assets	520,335	537,692

Total assets	$10,905,223	$10,103,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$700,000	$700,000
Trade accounts payable	332,732	348,524
Accrued liabilities	304,467	348,515
Income taxes payable	148,931	97,093

Total current liabilities	1,486,130	1,494,132
Long-term debt	3,881,575	3,306,433
Other long-term liabilities	258,884	246,714
Deferred income taxes	490,794	541,982

Total liabilities	6,117,383	5,589,261

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 307,391 and 305,458, respectively	307	305
Capital in excess of par value	1,717,005	1,710,036
Accumulated other comprehensive income	363,043	322,635
Retained earnings	3,589,586	3,359,080
Less: treasury shares, at cost, 26,272 and 26,122 common shares, respectively	(882,101)	(877,935)

Total shareholders’ equity	4,787,840	4,514,121

Total liabilities and shareholders’ equity	$10,905,223	$10,103,382

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2008	2007

Revenues and other income:
Operating revenues	$1,299,858	$1,236,013
Earnings (loss) from unconsolidated affiliates	(4,451)	12,441
Investment income	26,182	28,709

Total revenues and other income	1,321,589	1,277,163

Costs and other deductions:
Direct costs	747,770	684,297
General and administrative expenses	111,321	113,897
Depreciation and amortization	135,478	103,608
Depletion	13,685	6,625
Interest expense	18,109	13,052
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	8,097	13,885

Total costs and other deductions	1,034,460	935,364

Income from continuing operations before income taxes	287,129	341,799

Income tax expense (benefit):
Current	99,293	105,854
Deferred	(42,670)	(20,945)

Total income tax expense	56,623	84,909

Income from continuing operations, net of tax	230,506	256,890
Income from discontinued operations, net of tax	—	5,272

Net income	$230,506	$262,162

Earnings per share:
Basic from continuing operations	$.83	$.93
Basic from discontinued operations	—	.02

Total Basic	$.83	$.95

Diluted from continuing operations	$.81	$.90
Diluted from discontinued operations	—	.02

Total Diluted	$.81	$.92

Weighted-average number of common shares outstanding:
Basic	277,584	276,942
Diluted	283,361	284,814

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$230,506	$262,162
Adjustments to net income:
Depreciation and amortization	135,478	105,228
Depletion	13,685	6,625
Deferred income tax (benefit) expense	(42,670)	(21,668)
Deferred financing costs amortization	2,148	2,088
Pension liability amortization and adjustments	70	120
Discount amortization on long-term debt	502	486
Amortization of loss on hedges	134	137
Losses on long-lived assets, net	4,451	6,227
Losses (gains) on investments, net	(14,763)	(16,668)
Losses (gains) on derivative instruments	1,390	(35)
Share-based compensation	9,021	7,852
Foreign currency transaction (gains) losses, net	307	(1,119)
Equity in losses (earnings) of unconsolidated affiliates, net of dividends	6,606	(6,855)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(86,969)	(21,457)
Inventory	2,075	(13,535)
Other current assets	6,359	(106)
Other long-term assets	1,141	(73,494)
Trade accounts payable and accrued liabilities	(45,486)	31,823
Income taxes payable	52,951	59,016
Other long-term liabilities	3,455	29,312

Net cash provided by operating activities	280,391	356,139

Cash flows from investing activities:
Purchases of investments	(105,725)	(157,878)
Sales and maturities of investments	151,725	89,713
Cash paid for acquisitions of businesses, net	—	(8,391)
Investment in unconsolidated affiliates	(15,567)	(4,644)
Capital expenditures	(327,931)	(583,211)
Proceeds from sales of assets and insurance claims	12,270	8,535

Net cash used for investing activities	(285,228)	(655,876)

Cash flows from financing activities:
Increase in cash overdrafts	4,515	699
Proceeds from long-term debt	575,219	—
Debt issuance costs	(3,818)	—
Proceeds from issuance of common shares	6,769	58,975
Repurchase of common shares	(4,166)	—
Purchase of restricted stock	(9,662)	(1,698)
Tax benefit related to the exercise of stock options	828	771

Net cash provided by financing activities	569,685	58,747

Effect of exchange rate changes on cash and cash equivalents	(1,828)	1,668

Net (decrease) increase in cash and cash equivalents	563,020	(239,322)
Cash and cash equivalents, beginning of period	531,306	700,549

Cash and cash equivalents, end of period	$1,094,326	$461,227

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Comprehensive Income (Loss)
				Unrealized
				Gains
			Capital in	(Losses) on	Cumulative				Total
	Common Shares		Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Par Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2007	305,458	$305	$1,710,036	$281	$324,647	$(2,293)	$3,359,080	$(877,935)	$4,514,121

Comprehensive income (loss):
Net income							230,506		230,506
Translation adjustment					(44,891)				(44,891)
Unrealized gains on marketable securities, net of income taxes of $178				85,025					85,025
Less: reclassification adjustment for gains included in net income, net of income taxes of $135				(218)					(218)
Pension liability amortization, net of income taxes of $26						44			44
Unrealized gain and amortization of (gains)/losses on cash flow hedges, net of income taxes of $262						448			448

Total comprehensive income (loss)	—	—	—	84,807	(44,891)	492	230,506	—	270,914

Issuance of common shares for stock options exercised	348		6,769						6,769
Repurchase of 150 treasury shares								(4,166)	(4,166)
Tax effect of exercised stock option deductions			843						843
Restricted stock awards, net	1,585	2	(9,664)						(9,662)
Share-based compensation			9,021						9,021

Subtotal	1,933	2	6,969	—	—	—	—	(4,166)	2,805

Balances, March 31, 2008	307,391	$307	$1,717,005	$85,088	$279,756	$(1,801)	$3,589,586	$(882,101)	$4,787,840

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)
				Unrealized
				Gains
			Capital in	(Losses) on	Cumulative				Total
	Common Shares		Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Par Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2006	299,333	$299	$1,637,204	$33,400	$171,160	$(3,299)	$2,473,373	$(775,484)	$3,536,653

Comprehensive income (loss):
Net income							262,162		262,162
Translation adjustment					9,784				9,784
Unrealized gains on marketable securities, net of income taxes of $60				1,929					1,929
Less: reclassification adjustment for gains included in net income, net of income tax benefit of $2				(42)					(42)
Pension liability amortization, net of income taxes of $44						76			76
Amortization of loss on cash flow hedges						37			37

Total comprehensive income (loss)	—	—	—	1,887	9,784	113	262,162	—	273,946

Cumulative effect of adoption of FIN 48 effective January 1, 2007							(44,984)		(44,984)
Issuance of common shares for stock options exercised	2,580	3	58,972						58,975
Nabors Exchangeco shares exchanged	3								—
Tax effect of exercised stock option deductions			771						771
Restricted stock awards, net	1,610	2	(1,700)						(1,698)
Share-based compensation			7,852						7,852

Subtotal	4,193	5	65,895	—	—	—	(44,984)	—	20,916

Balances, March 31, 2007	303,526	$304	$1,703,099	$35,287	$180,944	$(3,186)	$2,690,551	$(775,484)	$3,831,515

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world, with approximately 537 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 576 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 171 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 36 platform, 12 jack-up units and 4 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities and have 49% ownership interests in joint ventures in the U.S., Canada and International areas.

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

During the third quarter of 2007, we sold our Sea Mar business to an unrelated third party. Accordingly, the accompanying consolidated statements of income, and certain accompanying notes to the consolidated financial statements, have been updated to retroactively reclassify the operating results of this Sea Mar business, previously included in Other Operating Segments, as a discontinued operation for all periods presented. See Note 11 Discontinued Operation for additional discussion.

As used in the Report, “we,” “us,” “our,” “the Company” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

Note 2	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2007. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2008 and the results of our operations and our cash flows for the three months ended March 31, 2008 and 2007, in accordance with GAAP. Interim results for the three months ended March 31, 2008 may not be indicative of results that will be realized for the full year ending December 31, 2008.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, all majority-owned and non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). Our consolidated financial statements exclude majority-owned entities for which we do not have either (1) the ability to control the operating and financial decisions and policies of that entity or (2) a controlling financial interest in a variable interest entity (“VIE”). All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is included in other long-term assets as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $392.0 million and $383.4 million as of March 31, 2008 and December 31, 2007, respectively. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments in our consolidated balance sheets.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective with respect to financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 applies prospectively to financial assets and liabilities. There is a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities measured on a nonrecurring basis. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 relating to financial assets and liabilities. The new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value is provided in Note 3 to the accompanying unaudited consolidated financial statements. The adoption of SFAS No. 157 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition. We are currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities measured on a nonrecurring basis on our consolidated financial statements, which will be primarily limited to asset impairments including goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and asset retirement obligations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 did not have a material impact on our consolidated results of operations or financial condition as we have not elected to apply the provisions to our financial instruments or other eligible items that are not required to be measured at fair value.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133 (“SFAS No. 161”)”. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

Note 3	Financial Instruments

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy such that Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	At Fair Value as of March 31, 2008
(In thousands)	Level 1	Level 2		Level 3	Total

Assets:
Short-term investments:
Available-for-sale equity securities	$1,218	$101,474	(1)	$—	$102,692
Available-for-sale debt securities	146,742	69,521		—	216,263
Trading securities	—	36,963	(1)	—	36,963

Total	$147,960	$207,958		$—	$355,918
Liabilities:
Derivative contracts	$—	$1,394		$—	$1,394

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents our investment in a public company traded on the Hong Kong Stock Exchange for which there is a six-month period of restriction for transferability. After the six-month period has lapsed, the investment will be measured using Level 1 inputs.

Note 4	Share-Based Compensation

The Company has several share-based employee compensation plans, which are more fully described in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $9.0 million and $7.9 million for the three months ended March 31, 2008 and 2007, respectively. Share-based compensation expense has been allocated to our various operating segments (Note 12).

During the three months ended March 31, 2008, the Company awarded 1,987,631 shares of restricted stock to its employees, directors and executive officers. These awards had an aggregate value at their date of grant of $62.0 million and vest over a period of three to five years.

Note 5	Debt

Our $700 million zero coupon senior exchangeable notes due 2023 can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018 for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any. We may redeem some or all of the notes for a price equal to the principal amount of the notes to be redeemed, plus accrued interest and additional amounts, if any, to the redemption date at any time on or after June 15, 2008. Accordingly, as our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008, the outstanding principal amount of these notes of $700 million were classified as current liabilities in our balance sheet as of June 30, 2007. If these notes are not put to us on June 15, 2008 or we do not redeem the notes, the notes will be reclassified back to long-term debt at that time.

On February 20, 2008, Nabors Industries, Inc. (“Nabors Delaware”), our wholly-owned subsidiary, completed a private placement of $575 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. The issue of senior notes was resold by a placement agent to qualified institutional buyers under Rule 144A of the Securities Act. The notes bear interest at a rate of 6.15% per year, payable semiannually on February 15 and August 15 of each year, beginning August 15, 2008.

We intend to file a registration statement with the SEC with respect to an offer to exchange the notes for registered notes with substantially identical terms pursuant to a registration rights agreement, within 90 days following the original issue date of the notes.

The $575 million senior notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The senior notes rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s future senior subordinated debt. Our guarantee of the senior notes is unsecured and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by us, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the indenture. In the event of a change in control, as defined, the holders of notes may require us to purchase all or any part of each note in cash equal to 101% of the principal amount plus acrrued and unpaid interest, if any, to the date of purchase, except to the extent we have exercised our right to redeem the notes.

We intend to use the proceeds of the offering for general corporate purposes, including the repayment of debt.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Income Taxes

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Internationally, income tax returns from 1995 through 2005 are currently under examination. The Company anticipates that several of these audits could be finalized within 12 months. It is reasonably possible that the amount of the unrecognized benefits with respect to certain of our unrecognized tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at March 31, 2008.

The Company has recorded a deferred tax asset of approximately $99.0 million relating to net operating loss carryforwards that have an indefinite life in one foreign jurisdiction. A valuation allowance of approximately $94.2 million has been recognized because the Company believes it is more likely than not that substantially all of the deferred tax asset will not be realized.

Note 7	Common Shares

During the three months ended March 31, 2008 and 2007, our employees exercised vested options to acquire .3 million and 2.6 million of our common shares, respectively, resulting in proceeds of $6.8 million and $59.0 million, respectively.

During the three months ended March 31, 2008, we repurchased .15 million of our common shares in the open market for $4.2 million. During the three months ended March 31, 2007, there were no repurchases of common shares in the open market.

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

Termination in the event of death, disability, or termination without cause.  In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years prior to termination, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at March 31, 2008, Mr. Isenberg would have been entitled to a payment of approximately $264 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $264 million. Similarly, with respect to Mr. Petrello, had these provisions applied at March 31, 2008, Mr. Petrello would have been entitled to a payment of approximately $103 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would not be less than approximately $103 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. The Company does not have insurance to cover its obligations in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the value of unvested restricted stock was approximately $47 million and $24 million, respectively, as of March 31, 2008. Neither Messrs. Isenberg nor Petrello had unvested stock options as of March 31, 2008. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.

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

Termination in the event of a Change in Control.  In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on March 31, 2008, then the payments to Messrs. Isenberg and Petrello would be approximately $264 million and $103 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher but the payment would not be less than $264 million and $103 million, respectively. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the value of unvested restricted stock was approximately $47 million and $24 million, respectively, as of March 31, 2008. Neither Messrs. Isenberg nor Petrello had unvested stock options as of March 31, 2008. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for five years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at March 31, 2008, Mr. Isenberg would have received 3,366,666 options valued at approximately $36 million and Mr. Petrello would have received 1,683,332

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options valued at approximately $18 million, in each case based upon a Black-Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on March 31, 2008, and assuming that the excise tax was applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $109 million and $45 million, respectively.

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

Contingencies

Oil and Gas Joint Ventures

On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a new joint venture, NFR Energy LLC, to invest in oil and gas exploration opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially made a non-binding commitment to fund its proportionate share of $1.0 billion in equity. During 2007, joint venture operations in the U.S., Canada and International areas, were divided among three separate joint venture entities, including NFR Energy LLC (“NFR”), Stone Mountain Ventures Partnership (“Stone Mountain”) and Remora Energy International LP (“Remora”), respectively. We hold a 49% ownership interest in these joint ventures. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. As of March 31, 2008, we had made capital contributions of approximately $243.1 million, $32.6 million and $14.7 million, respectively, to NFR, Stone Mountain and Remora.

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

On September 14, 2006, Nabors Drilling International Limited (“NDIL”), a wholly-owned Bermuda subsidiary of Nabors, received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny a depreciation expense deduction that relates to drilling rigs operating in Mexico in 2003, as well as a deduction for payments made to an affiliated company for the provision of labor services in Mexico. The amount assessed by the SAT is approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses in 2004, 2005, 2006, 2007 and 2008. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005, 2006, 2007 and 2008 tax years.

Self-Insurance Accruals

We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2008, with our insurance renewal, certain changes have been made to our self-insured retentions. Automobile liability is subject to a $.5 million per occurrence deductible and an additional $1.0 million corridor deductible. Our hurricane coverage for U.S. Gulf of Mexico exposures is subject to a $10.0 million deductible. We are insured for $55.0 million over the deductible at 85.5%. Accordingly, we are self-insuring 14.5% of this exposure.

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

On February 6, 2007, a purported shareholder derivative action entitled Kenneth H. Karstedt v. Eugene M. Isenberg, et al was filed in the United States District Court for the Southern District of Texas against the Company’s officers and directors, and against the Company as a nominal defendant. The complaint alleged that stock options were priced retroactively and were improperly accounted for, and alleged various causes of action based on that assertion. The complaint sought, among other things, payment by the defendants to the Company of damages allegedly suffered by it and disgorgement of profits. On March 5, 2007, another purported shareholder derivative action entitled Gail McKinney v. Eugene M. Isenberg, et al was also filed in the United States District Court for the Southern District of Texas. The complaint made substantially the same allegations against the same defendants and sought the same elements of damages. The two purported derivative actions were consolidated into one proceeding. On December 31, 2007, the Company and the individual defendants agreed with the plaintiffs-shareholders to settle the derivative action. The settlement is subject to preliminary and final approval of the United States District Court for the Southern District of Texas. Under the terms of the proposed settlement, the Company and the individual defendants have implemented or will implement certain corporate governance reforms and adopt certain modifications to our equity award policy with no financial accounting impact and our Compensation Committee charter. The Company and its insurers have agreed to pay up to $2.85 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs. The Court granted preliminary approval of the settlement on March 13, 2008. A final approval hearing is scheduled for May 14, 2008.

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. Our Audit Committee of the Board of Directors has engaged outside counsel to review certain transactions with this vendor, which provides freight forwarding and customs clearance services. Both the U.S. Securities and Exchange Commission and the U.S. Department of Justice have been advised of the Company’s investigation, which is in its early stage. The ultimate outcome of this review or the effect of implementing any further measures which may be necessary to ensure full compliance with the applicable laws cannot be determined at this time.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
	Remainder
(In thousands)	of 2008	2009	2010	Thereafter	Total

Financial standby letters of credit and other financial surety instruments	$104,253	$26,867	$1,953	$—	$133,073
Contingent consideration in acquisition	—	1,417	1,417	1,416	4,250

Total	$104,253	$28,284	$3,370	$1,416	$137,323

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2008	2007

Net income (numerator):
Income from continuing operations, net of tax — basic	$230,506	$256,890
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011(1)	—	—
$82.8 million due 2021(2)	—	—
$700 million due 2023(3)	—	—

Adjusted income from continuing operations, net of tax — diluted	230,506	256,890
Income from discontinued operations, net of tax	—	5,272

Total adjusted net income	$230,506	$262,162

Earnings per share:
Basic from continuing operations	$.83	$.93
Basic from discontinued operations	—	.02

Total Basic	$.83	$.95

Diluted from continuing operations	$.81	$.90
Diluted from discontinued operations	—	.02

Total Diluted	$.81	$.92

Shares (denominator):
Weighted-average number of shares outstanding — basic(4)	277,584	276,942
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	5,777	7,872
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011(1)	—	—
$82.8 million due 2021(2)	—	—
$700 million due 2023(3)	—	—

Weighted-average number of shares outstanding — diluted	283,361	284,814

(1)	Diluted earnings per share for the three months ended March 31, 2008 and 2007 do not include any incremental shares issuable upon the exchange of the $2.75 billion 0.94% senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $45.83 on the last trading day of the quarter, which did not occur on either March 31, 2008 or 2007.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Diluted earnings per share for the three months ended March 31, 2008 and 2007 excludes approximately 1.2 million potentially dilutive shares initially issuable upon the conversion of the $82.8 million zero coupon convertible senior debentures. We would only issue an incremental number of shares upon conversion of these debentures. Such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $51.

(3)	Diluted earnings per share for the three months ended March 31, 2008 and 2007 do not include any incremental shares issuable upon the exchange of the $700 million zero coupon senior exchangeable notes. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when the price of our shares exceeds $35.05 on the last trading day of the quarter, which did not occur on either March 31, 2008 or 2007.

(4)	Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors (Canada) Exchangeco Inc., respectively: 277.5 million and .1 million shares for the three months ended March 31, 2008, and 276.8 million and .2 million shares for the three months ended March 31, 2007. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors’ common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to, voting rights and the right to receive dividends, if any.

For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The average number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 5,703,555 shares during the three months ended March 31, 2008 and 4,963,038 shares during the three months ended March 31, 2007. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.

Note 10	Supplemental Balance Sheet and Income Statement Information

Our cash and cash equivalents, short-term and long-term investments and other receivables consist of the following:

	March 31,	December 31,
(In thousands)	2008	2007

Cash and cash equivalents	$1,094,326	$531,306
Short-term investments	355,918	235,745
Long-term investments and other receivables	310,938	359,534
Other current assets	59,861	53,054

Total	$1,821,043	$1,179,639

As of March 31, 2008, our short-term investments consist of investments in available-for-sale marketable debt and equity securities of $318.9 million and trading securities of $37.0 million and our long-term investments consist of investments in non-marketable securities accounted for by the equity method and oil and gas financing receivables. Earnings associated with our oil and gas financing receivables are recognized as operating revenues. The March 31, 2008 other current assets amount represents $59.9 million in cash proceeds receivable from brokers

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the sale of certain non-marketable securities. The cash proceeds were received in April 2008. During the three months ended March 31, 2008, we recognized $31.2 million of unrealized gains on our trading securities held at March 31, 2008. As of December 31, 2007, our short-term investments consist entirely of investments in available-for-sale marketable debt securities while our long-term investments consist of investments in non-marketable securities and oil and gas financing receivables. The December 31, 2007 other current assets amount represents $53.1 million in cash proceeds receivable from brokers from the sale of certain non-marketable securities.

In March 2008, our investment in a privately-held company became a marketable equity security subsequent to a public offering on the Hong Kong Stock Exchange. Accordingly, we have accounted for the marketable equity security in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We have classified $37.0 million of these securities as trading securities and $101.5 million of these securities as available-for-sale based on our investment strategy.

Accrued liabilities include the following:

	March 31,	December 31,
(In thousands)	2008	2007

Accrued compensation	$120,793	$141,473
Deferred revenue	78,093	91,071
Other taxes payable	17,430	32,539
Workers’ compensation liabilities	31,427	31,427
Interest payable	17,573	13,165
Warranty accrual	7,906	8,602
Litigation reserves	4,854	5,083
Other accrued liabilities	26,391	25,155

	$304,467	$348,515

Investment income includes the following:

	Three Months Ended March 31,
(In thousands)	2008	2007

Interest income	$11,419	$11,966
Gains on marketable and non-marketable securities, net	14,763	16,509
Dividend and other investment income	—	234

	$26,182	$28,709

Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net includes the following:

	Three Months Ended March 31,
(In thousands)	2008	2007

Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$4,451	$6,221
Litigation reserves	1,577	8,263
Foreign currency transaction losses (gains)	307	(1,119)
(Gains) losses on derivative instruments	1,390	(35)
Other	372	555

	$8,097	$13,885

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Discontinued Operation

In August 2007, we sold our Sea Mar business which had previously been included in Other Operating Segments to an unrelated third party for a cash purchase price of $194.3 million, resulting in a pre-tax gain of $49.5 million. The assets included 20 offshore supply vessels and certain related assets, including its right under a vessel construction contract. The operating results of this business for all periods presented are reported as discontinued operations in the accompanying unaudited consolidated statements of income and the respective accompanying notes to the consolidated financial statements. Our condensed statements of income from discontinued operations related to the Sea Mar business for the three months ended March 31, 2008 and 2007 were as follows:

Condensed Statements of Income

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Revenues from discontinued operations	$—	$24,630

Income from discontinued operations	$—	$8,776
Income tax expense	—	3,504

Income from discontinued operations, net of tax	$—	$5,272

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Segment Information

The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended
	March 31,
(In thousands)	2008	2007

Operating revenues and Earnings from unconsolidated affiliates from continuing operations(1):
Contract Drilling(2):
U.S. Lower 48 Land Drilling	$407,061	$452,596
U.S. Land Well-servicing	171,141	182,218
U.S. Offshore	51,455	55,775
Alaska	54,369	47,836
Canada	178,852	193,280
International	303,572	224,482

Subtotal Contract Drilling(3)	1,166,450	1,156,187
Oil and Gas(4)(5)	14,040	13,129
Other Operating Segments(6)(7)	165,782	130,350
Other reconciling items(8)	(50,865)	(51,212)

Total	$1,295,407	$1,248,454

Adjusted income (loss) derived from operating activities from continuing operations(1)(9):
Contract Drilling:
U.S. Lower 48 Land Drilling	$126,871	$172,926
U.S. Land Well-servicing	30,386	43,356
U.S. Offshore	6,458	15,049
Alaska	17,783	16,567
Canada	41,973	53,128
International	90,650	66,018

Subtotal Contract Drilling(3)	314,121	367,044
Oil and Gas(4)(5)	(4,852)	1,128
Other Operating Segments(6)	12,434	11,594

Total segment adjusted income derived from operating activities	321,703	379,766
Other reconciling items(10)	(34,550)	(39,739)

Adjusted income (loss) derived from operating activities from continuing operations	287,153	340,027
Interest expense	(18,109)	(13,052)
Investment income	26,182	28,709
(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net	(8,097)	(13,885)

Income from continuing operations before income taxes(1)	$287,129	$341,799

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
(In thousands)	2008	2007

Total assets:
Contract Drilling: (11)
U.S. Lower 48 Land Drilling	$2,562,182	$2,544,629
U.S. Land Well-servicing	731,880	725,845
U.S. Offshore	456,234	452,505
Alaska	310,502	283,121
Canada	1,337,742	1,398,363
International	2,734,138	2,577,057

Subtotal Contract Drilling	8,132,678	7,981,520
Oil and Gas(12)	688,575	646,837
Other Operating Segments(13)	604,398	610,041
Other reconciling items(10)	1,479,572	864,984

Total assets	$10,905,223	$10,103,382

(1)	Information excludes the Sea Mar business, which has been reclassified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $6.8 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.

(4)	Represents our oil and gas exploration, development and production operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(17.9) million and $0 for the three months ended March 31, 2008 and 2007, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $6.7 million and $10.7 million for the three months ended March 31, 2008 and 2007, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income before income taxes from continuing operations, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(11)	Includes $56.4 million and $47.3 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2008 and December 31, 2007, respectively, and $0 and $21.4 million of investments in unconsolidated affiliates accounted for by the cost method as of March 31, 2008 and December 31, 2007, respectively.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Includes $268.9 million and $274.1 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2008 and December 31, 2007, respectively.

(13)	Includes $66.7 million and $62.0 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2008 and December 31, 2007, respectively.

Note 13	Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, statements of income and cash flows for each of the three months ended March 31, 2008 and 2007 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	March 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$4,838	$1	$22	$1,089,465	$—	$1,094,326
Short-term investments	—	—	—	355,918	—	355,918
Accounts receivable, net	—	—	—	1,112,190	—	1,112,190
Inventory	—	—	—	129,611	—	129,611
Deferred income taxes	—	—	—	20,227	—	20,227
Other current assets	137	1,039	376	240,901	—	242,453

Total current assets	4,975	1,040	398	2,948,312	—	2,954,725
Long-term investments and other receivables	—	—	—	310,938	—	310,938
Property, plant and equipment, net	—	—	—	6,758,516	—	6,758,516
Goodwill, net	—	—	—	360,709	—	360,709
Intercompany receivables	358,920	1,812,616	—	19,918	(2,191,454)	—
Investments in affiliates	4,426,916	4,525,332	367,246	2,550,534	(11,478,043)	391,985
Other long-term assets	—	24,623	558	103,169	—	128,350

Total assets	$4,790,811	$6,363,611	$368,202	$13,052,096	$(13,669,497)	$10,905,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$700,000	$—	$—	$—	$700,000
Trade accounts payable	33	24	—	332,675	—	332,732
Accrued liabilities	2,938	16,903	1,409	283,217	—	304,467
Income taxes payable	—	72,155	3,692	73,084	—	148,931

Total current liabilities	2,971	789,082	5,101	688,976	—	1,486,130
Long-term debt	—	3,656,946	224,629	—	—	3,881,575
Other long-term liabilities	—	4,526	—	254,358	—	258,884
Deferred income taxes	—	15,131	12	475,651	—	490,794
Intercompany payable	—	—	(156,909)	2,348,363	(2,191,454)	—

Total liabilities	2,971	4,465,685	72,833	3,767,348	(2,191,454)	6,117,383

Shareholders’ equity	4,787,840	1,897,926	295,369	9,284,748	(11,478,043)	4,787,840

Total liabilities and shareholders’ equity	$4,790,811	$6,363,611	$368,202	$13,052,096	$(13,669,497)	$10,905,223

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$10,659	$2,753	$4	$517,890	$—	$531,306
Short-term investments	—	—	—	235,745	—	235,745
Accounts receivable, net	—	—	—	1,039,238	—	1,039,238
Inventory	—	—	—	133,786	—	133,786
Deferred income taxes	—	—	—	12,757	—	12,757
Other current assets	136	1,039	376	250,729	—	252,280

Total current assets	10,795	3,792	380	2,190,145	—	2,205,112
Long-term investments and other receivables	—	—	—	359,534	—	359,534
Property, plant and equipment, net	—	—	—	6,632,612	—	6,632,612
Goodwill, net	—	—	—	368,432	—	368,432
Intercompany receivables	361,832	1,224,222	—	19,918	(1,605,972)	—
Investments in affiliates	4,148,256	4,429,139	304,450	2,306,797	(10,783,800)	404,842
Other long-term assets	—	22,180	638	110,032	—	132,850

Total assets	$4,520,883	$5,679,333	$305,468	$11,987,470	$(12,389,772)	$10,103,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$700,000	$—	$—	$—	$700,000
Trade accounts payable	2	24	—	348,498	—	348,524
Accrued liabilities	6,760	8,877	4,151	328,727	—	348,515
Income taxes payable	—	71,761	2,411	22,921	—	97,093

Total current liabilities	6,762	780,662	6,562	700,146	—	1,494,132
Long-term debt	—	3,081,871	224,562	—	—	3,306,433
Other long-term liabilities	—	1,900	—	244,814	—	246,714
Deferred income taxes	—	15,131	16	526,835	—	541,982
Intercompany payable	—	—	193	1,605,779	(1,605,972)	—

Total liabilities	6,762	3,879,564	231,333	3,077,574	(1,605,972)	5,589,261

Shareholders’ equity	4,514,121	1,799,769	74,135	8,909,896	(10,783,800)	4,514,121

Total liabilities and shareholders’ equity	$4,520,883	$5,679,333	$305,468	$11,987,470	$(12,389,772)	$10,103,382

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantor)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,299,858	$—	$1,299,858
Earnings from unconsolidated affiliates	—	—	—	(4,451)	—	(4,451)
Earnings from consolidated affiliates	233,774	139,205	8,344	143,677	(525,000)	—
Investment income	142	127	—	25,913	—	26,182
Intercompany interest income	1,000	19,803	—	—	(20,803)	—

Total revenues and other income	234,916	159,135	8,344	1,464,997	(545,803)	1,321,589

Costs and other deductions:
Direct costs	—	—	—	747,770	—	747,770
General and administrative expenses	4,410	40	29	107,013	(171)	111,321
Depreciation and amortization	—	150	—	135,328	—	135,478
Depletion	—	—	—	13,685	—	13,685
Interest expense	—	17,262	2,860	(2,013)	—	18,109
Intercompany interest expense	—	—	(2,234)	23,037	(20,803)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	1,412	2,932	3,582	171	8,097

Total costs and other deductions	4,410	18,864	3,587	1,028,402	(20,803)	1,034,460

Income before income taxes from continuing operations	230,506	140,271	4,757	436,595	(525,000)	287,129
Income tax expense	—	394	1,522	54,707	—	56,623

Income from continuing operations, net of tax	230,506	139,877	3,235	381,888	(525,000)	230,506
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	$230,506	$139,877	$3,235	$381,888	$(525,000)	$230,506

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantor)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,236,013	$—	$1,236,013
Earnings from unconsolidated affiliates	—	—	—	12,441	—	12,441
Earnings from consolidated affiliates	260,741	152,425	6,621	160,336	(580,123)	—
Investment income	227	21	—	28,461	—	28,709
Intercompany interest income	989	19,401	—	—	(20,390)	—

Total revenues and other income	261,957	171,847	6,621	1,437,251	(600,513)	1,277,163

Costs and other deductions:
Direct costs	—	—	—	684,297	—	684,297
General and administrative expenses	4,652	(120)	2	109,533	(170)	113,897
Depreciation and amortization	—	150	—	103,458	—	103,608
Depletion	—	—	—	6,625	—	6,625
Interest expense	—	12,779	2,860	(2,587)	—	13,052
Intercompany interest expense	415	—	—	19,975	(20,390)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(25)	—	13,740	170	13,885

Total costs and other deductions	5,067	12,784	2,862	935,041	(20,390)	935,364

Income before income taxes from continuing operations	256,890	159,063	3,759	502,210	(580,123)	341,799
Income tax expense	—	2,456	1,203	81,250	—	84,909

Income from continuing operations, net of tax	256,890	156,607	2,556	420,960	(580,123)	256,890
Income from discontinued operations, net of tax	5,272	5,272	—	10,544	(15,816)	5,272

Net income	$262,162	$161,879	$2,556	$431,504	$(595,939)	$262,162

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantor)	Adjustments	Total

Net cash provided by (used for) operating activities	$4,872	$(424,355)	$(163,530)	$1,014,030	$(150,626)	$280,391

Cash flows from investing activities:
Purchases of investments	—	—	—	(105,725)	—	(105,725)
Sales and maturities of investments	—	—	—	151,725	—	151,725
Investment in unconsolidated affiliates	—	—	—	(15,567)	—	(15,567)
Capital expenditures	—	—	—	(327,931)	—	(327,931)
Proceeds from sales of assets and insurance claims	—	—	—	12,270	—	12,270
Cash paid for investments in consolidated affiliates	(7,800)	(150,626)	—	(163,548)	321,974	—

Net cash provided by (used for) investing activities	(7,800)	(150,626)	—	(448,776)	321,974	(285,228)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	4,515	—	4,515
Proceeds from long-term debt	—	575,219	—	—	—	575,219
Debt issuance costs	—	(3,818)	—	—	—	(3,818)
Proceeds from issuance of common shares	6,769	—	—	—	—	6,769
Repurchase of common shares	—	—	—	(4,166)	—	(4,166)
Purchase of restricted stock	(9,662)	—	—	—	—	(9,662)
Tax benefit related to the exercise of stock options	—	828	—	—	—	828
Proceeds from parent contributions	—	—	163,548	158,426	(321,974)	—
Cash dividends paid	—	—	—	(150,626)	150,626	—

Net cash (used for) provided by financing activities	(2,893)	572,229	163,548	8,149	(171,348)	569,685

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,828)	—	(1,828)

Net (decrease) increase in cash and cash equivalents	(5,821)	(2,752)	18	571,575	—	563,020
Cash and cash equivalents, beginning of period	10,659	2,753	4	517,890	—	531,306

Cash and cash equivalents, end of period	$4,838	$1	$22	$1,089,465	$—	$1,094,326

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantor)	Adjustments	Total

Net cash provided by (used for) operating activities	$(59,262)	$4,957	$(5,484)	$421,412	$(5,484)	$356,139

Cash flows from investing activities:
Purchases of investments	—	—	—	(157,878)	—	(157,878)
Sales and maturities of investments	—	—	—	89,713	—	89,713
Cash paid for acquisitions of businesses, net	—	—	—	(8,391)	—	(8,391)
Cash paid for investments in affiliates			—	(4,644)	—	(4,644)
Capital expenditures	—	—	—	(583,211)	—	(583,211)
Proceeds from sales of assets and insurance claims	—	—	—	8,535	—	8,535
Cash paid for investments in consolidated affiliates	—	(5,484)	—	(5,484)	10,968	—

Net cash provided by (used for) investing activities	—	(5,484)	—	(661,360)	10,968	(655,876)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	699	—	699
Proceeds from issuance of common shares	58,975	—	—	—	—	58,975
Repurchase and retirement of common shares	(1,698)	—	—	—	—	(1,698)
Tax benefit related to the exercise of stock options	—	771	—	—	—	771
Proceeds from parent contributions	—	—	5,484	5,484	(10,968)	—
Cash dividends paid	—	—	—	(5,484)	5,484	—

Net cash (used for) provided by financing activities	57,277	771	5,484	699	(5,484)	58,747

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,668	—	1,668

Net (decrease) increase in cash and cash equivalents	(1,985)	244	—	(237,581)	—	(239,322)
Cash and cash equivalents, beginning of period	14,874	2,394	8	683,273	—	700,549

Cash and cash equivalents, end of period	$12,889	$2,638	$8	$445,692	$—	$461,227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of March 31, 2008, and the related consolidated statements of income, of cash flows and of changes in shareholders’ equity for each of the three-month periods ended March 31, 2008 and 2007. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of cash flows, and of changes in shareholders’ equity for the year then ended (not presented herein), and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
May 1, 2008

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008, under Part 1, Item 1A, “Risk Factors.”

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “the Company,” or “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

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

Nabors is the largest land drilling contractor in the world, with approximately 537 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 576 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 171 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 36 platform, 12 jack-up units and 4 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities and have 49% ownership interests in joint ventures in the U.S., Canada and International areas.

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

Natural gas prices are the primary drivers of our U.S. Lower 48 Land Drilling and Canadian drilling operations, while oil prices are the primary driver of our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $7.32 per million cubic feet (mcf) during the period from April 1, 2007 through March 31, 2008, up from a $6.61 per mcf average during the period from April 1, 2006 through March 31, 2007. West Texas intermediate spot oil prices (per Bloomberg) averaged $81.97 per barrel during the period from April 1, 2007 through March 31, 2008, up from a $64.81 per barrel average during the period from April 1, 2006 through March 31, 2007.

Operating revenues and earnings from unconsolidated affiliates for the three months ended March 31, 2008 totaled $1.3 billion, representing an increase of $47.0 million, or 4%, compared to the three months ended March 31, 2007. Adjusted income derived from operating activities and net income for the three months ended March 31, 2008 totaled $287.2 million and $230.5 million ($.81 per diluted share), respectively, representing decreases of 16% and 12%, respectively, compared to the three months ended March 31, 2007.

The decrease in our adjusted income derived from operating activities from the three months ended March 31, 2008 as compared to the prior year quarter related primarily to our U.S. Lower 48 Land Drilling, Canada Drilling and Well-servicing, U.S. Offshore and our U.S. Land Well-servicing operations, where activity levels have decreased despite higher natural gas prices and higher oil prices. Operating results were further negatively impacted by higher levels of depreciation expense due to our capital expenditures. Partially offsetting the decreases in our adjusted income derived from operating activities were the increases in operating results from our International operations, driven by continuing high oil prices.

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

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended March 31,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)

Reportable segments:
Operating revenues and Earnings from unconsolidated affiliates from continuing operations(1):
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$407,061	$452,596	$(45,535)	(10)%
U.S. Land Well-servicing	171,141	182,218	(11,077)	(6)%
U.S. Offshore	51,455	55,775	(4,320)	(8)%
Alaska	54,369	47,836	6,533	14%
Canada	178,852	193,280	(14,428)	(7)%
International	303,572	224,482	79,090	35%

Subtotal Contract Drilling(3)	1,166,450	1,156,187	10,263	1%
Oil and Gas(4)(5)	14,040	13,129	911	7%
Other Operating Segments(6)(7)	165,782	130,350	35,432	27%
Other reconciling items(8)	(50,865)	(51,212)	347	1%

Total	1,295,407	1,248,454	46,953	4%

Adjusted income (loss) derived from operating activities from continuing operations(1)(9):
Contract Drilling:
U.S. Lower 48 Land Drilling	$126,871	$172,926	$(46,055)	(27)%
U.S. Land Well-servicing	30,386	43,356	(12,970)	(30)%
U.S. Offshore	6,458	15,049	(8,591)	(57)%
Alaska	17,783	16,567	1,216	7%
Canada	41,973	53,128	(11,155)	(21)%
International	90,650	66,018	24,632	37%

Subtotal Contract Drilling(3)	314,121	367,044	(52,923)	(14)%
Oil and Gas(4)(5)	(4,852)	1,128	(5,980)	(530)%
Other Operating Segments(6)	12,434	11,594	840	7%
Other reconciling items(10)	(34,550)	(39,739)	5,189	13%

Total	287,153	340,027	(52,874)	(16)%
Interest expense	(18,109)	(13,052)	(5,057)	(39)%
Investment income	26,182	28,709	(2,527)	(9)%
(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net	(8,097)	(13,885)	5,788	42%

Income from continuing operations before income taxes	$287,129	$341,799	(54,670)	(16)%

Rig activity:
Rig years: (11)
U.S. Lower 48 Land Drilling	225.7	243.0	(17.3)	(7)%
U.S. Offshore	16.1	17.2	(1.1)	(6)%
Alaska	10.6	9.5	1.1	12%
Canada	49.4	58.1	(8.7)	(15)%
International(12)	117.8	111.6	6.2	6%

Total rig years	419.6	439.4	(19.8)	(5)%

Rig hours: (13)
U.S. Land Well-servicing	259,477	299,088	(39,611)	(13)%
Canada Well-servicing	79,137	97,588	(18,451)	(19)%

Total rig hours	338,614	396,676	(58,062)	(15)%

(1)	Information excludes the Sea Mar business, which has been classified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $6.8 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.

(4)	Represents our oil and gas exploration, development and production operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(17.9) million and $0 for the three months ended March 31, 2008 and 2007, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $6.7 million and $10.7 million for the three months ended March 31, 2008 and 2007, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(12)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the three months ended March 31, 2008 and 2007.

(13)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$407,061	$452,596	$(45,535)	(10)%
Adjusted income derived from operating activities	$126,871	$172,926	$(46,055)	(27)%
Rig years	225.7	243.0	(17.3)	(7%)

The decrease in operating results during the three months ended March 31, 2008 compared to the prior year quarter is due to a decline in drilling activity due to lower customer demand slightly offset by higher average dayrates and lower drilling rig operating costs.

U.S. Land Well-servicing.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$171,141	$182,218	$(11,077)	(6)%
Adjusted income derived from operating activities	$30,386	$43,356	$(12,970)	(30)%
Rig hours	259,477	299,088	(39,611)	(13%)

Operating results decreased during the three months ended March 31, 2008 over the prior year quarter due to lower rig utilization caused in part by inclement weather conditions in Oklahoma and the Rocky Mountains and higher operating costs and higher depreciation expense related to capital expansion projects completed during 2007. These decreases were partially offset by slightly higher dayrates.

U.S. Offshore.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$51,455	$55,775	$(4,320)	(8)%
Adjusted income derived from operating activities	$6,458	$15,049	$(8,591)	(57)%
Rig years	16.1	17.2	(1.1)	(6%)

The decrease in operating results during the three months ended March 31, 2008 as compared to the prior year quarter primarily resulted from a decrease in average dayrates and utilization for our jack-up rigs partially offset by higher utilization of our Platform Workover Drilling rigs. Operating results were further negatively impacted by increased depreciation expense relating to the new rigs added to the fleet in early 2007.

Alaska.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$54,369	$47,836	$6,533	14%
Adjusted income derived from operating activities	$17,783	$16,567	$1,216	7%
Rig years	10.6	9.5	1.1	12%

The increase in operating results during the three months ended March 31, 2008 as compared to the prior year quarter is primarily due to increases in average dayrates, driven by higher oil prices. Drilling activity levels have increased as a result of increased customer demand and the deployment and utilization of additional rigs added in late 2007.

Canada.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$178,852	$193,280	$(14,428)	(7)%
Adjusted income derived from operating activities	$41,973	$53,128	$(11,155)	(21)%
Rig years	49.4	58.1	(8.7)	(15)%
Rig hours	79,137	97,588	(18,451)	(19%)

The decrease in operating results during the three months ended March 31, 2008 as compared to the prior year quarter resulted from an overall decrease in drilling and well-servicing dayrates and activity due to lower customer demand for drilling and well- servicing operations. Our operating results for the three months ended March 31, 2008 were further negatively impacted by proposed changes to the Alberta royalty and tax regime causing customers to assess the impact of such changes. The continued strengthening of the Canadian dollar versus the U.S. dollar positively impacted operating results in both current and prior year quarter when translated to U.S. dollar equivalents, but negatively impacted demand for our services as much of our customers revenue is denominated in U.S. dollars while their costs are denominated in Canadian dollars. Additionally, operating results were negatively impacted by increased operating expenses, including depreciation expense related to capital expansion projects completed during 2007.

International.  The results of operations for this reportable segment are as follows:

	Three Months
	Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$303,572	$224,482	$79,090	35%
Adjusted income derived from operating activities	$90,650	$66,018	$24,632	37%
Rig years	117.8	111.6	6.2	5%

The increase in operating results during the three months ended March 31, 2008 as compared to the prior year quarter resulted from increases in average dayrates and drilling activities, reflecting strong customer demand for drilling services, stemming from higher oil prices. The increases in operating results were also positively impacted from an expansion of our rig fleet and renewal of existing multi-year contracts at higher average dayrates.

Oil and Gas

This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$14,040	$13,129	$911	7%
Adjusted (loss) income derived from operating activities	$(4,852)	$1,128	$(5,980)	(530)%

Our operating results decreased during the three months ended March 31, 2008 as compared to the prior year quarter as a result of losses of $17.9 million from the joint ventures which commenced operations in mid-2007. These losses resulted from accelerated depletion charges that were recorded by our joint ventures resulting from lower than expected performance of certain oil and gas developmental wells and mark-to-market unrealized losses from derivative instruments representing forward gas sales through swaps and price floor guarantees utilizing puts. Partially offsetting these losses was a $12.3 million gain on the sale of certain leasehold interests in the first quarter of 2008 and increases from oil and gas production sales due to high oil and gas prices.

Other Operating Segments

These operations include our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months
	Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$165,782	$130,350	$35,432	27%
Adjusted income derived from operating activities	$12,434	$11,594	$840	7%

The increase in our operating results during the first quarter ended March 31, 2008 as compared to the prior year quarter resulted from (i) increased third party sales and higher margins of top drives driven by the strengthening of the oil drilling market and increased equipment sales; (ii) increased market share in the Canadian directional drilling market partially offset by slightly lower demand in the U.S. directional drilling market and (iii) increases in customer demand for our construction and logistics services in Alaska.

Discontinued Operations

During the third quarter of 2007, we sold our Sea Mar business which had previously been included in Other Operating Segments to an unrelated third party. The assets included 20 offshore supply vessels and certain related assets, including a right under a vessel construction contract. The operating results of this business for all periods presented are retroactively presented and accounted for as discontinued operations in the accompanying unaudited consolidated statements of income. Our condensed statements of income from discontinued operations related to the Sea Mar business for the three months ended March 31, 2008 and 2007 were as follows:

Condensed Statements of Income

	Three Months Ended March 31,
	2008	2007
(In thousands)

Revenues from discontinued operations	$—	$24,630

Income from discontinued operations	$—	$8,776
Income tax expense	—	3,504

Income from discontinued operations, net of tax	$—	$5,272

Other Financial Information

General and administrative expenses

	Three Months
	Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages)

General and administrative expenses	$111,321	$113,897	$(2,576)	(2)%
General and administrative expenses as a	8.6%	9.1%	(.5)%	(5.5)%
percentage of operating revenues

General and administrative expenses decreased during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily as a result of decreases in professional fees of $5.7 million and employee related taxes of $3.2 million incurred in the first quarter of 2007 in connection with the 2006 review of the Company’s employee stock option granting practices. These decreases were partially offset by increases of approximately $5.2 million in wages and burden for a majority of our operating segments from increases in the number of employees required to support operations and $2.5 million related to compensation expense associated with restricted stock awards.

Depreciation and amortization, and depletion expense

	Three Months
	Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages)

Depreciation and amortization expense	$135,478	$103,608	$31,870	31%
Depletion expense	$13,685	$6,625	$7,060	107%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three months ended March 31, 2008 compared to the prior year quarter as a result of depreciation on capital expenditures made throughout 2006, 2007 and 2008.

Depletion expense.  Depletion expense increased during the three months ended March 31, 2008 compared to the prior year quarter as a result from higher costs and lower than expected performance of certain oil and gas developmental wells and increased units-of-production depletion.

Interest expense

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages)

Interest expense	$18,109	$13,052	$5,057	39%

Interest expense increased during the three months ended March 31, 2008 compared to the prior year quarter as a result of the additional interest expense related to our February 2008 issuance of $575 million 6.15% senior notes due 2018.

Investment (loss) income

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages)

Investment (loss) income	$26,182	$28,709	$(2,527)	(9%)

Investment income for the three months ended March 31, 2008 included a gain of $31.2 million from our trading securities and income of $11.8 million from our other short-term and long-term investments, partially offset by a loss from the portion of our long-term investments comprised of our actively managed funds. Investment income during the three months ended March 31, 2007 reflected higher interest income earned on investments in cash and short-term and long-term investments due to higher average investment balances and higher market interest rates.

Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net

	Three Months
	Ended March 31,
	2008	2007	Increase (Decrease)
(In thousands, except percentages)

Gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net	$(8,097)	$(13,885)	$5,788	42%

The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the three months ended March 31, 2008 includes losses on retirements and impairment charges on long-lived assets of approximately $4.5 million, increases to litigation reserves of $1.6 million and a loss of $1.4 million on a derivative contract related to an interest rate swap. The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the three months ended March 31, 2007 included losses on long-lived assets of approximately $6.2 million and increases to litigation reserves of $8.3 million.

Income tax rate

	Three Months
	Ended March 31,
	2008	2007	Increase (Decrease)

Effective Tax Rate from continuing operations	19.7%	24.8%	(5.1)%	(20.6)%

The decrease in our effective income tax rate during the three months ended March 31, 2008 is a result of reductions to certain foreign tax accruals and a decrease in the proportion of income generated in the U.S. versus the international jurisdictions in which we operate. Income generated in the U.S. is generally taxed at a higher rate than international jurisdictions.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2008 and 2007.

Operating Activities.  Net cash provided by operating activities totaled $280.4 million during the three months ended March 31, 2008 compared to net cash provided by operating activities of $356.1 million during the prior year quarter. During the three months ended March 31, 2008 and 2007, net income was increased for non-cash items, such as depreciation and amortization, and depletion, and was reduced for deferred income tax expense and changes in our working capital and other balance sheet accounts.

Investing Activities.  Net cash used for investing activities totaled $285.2 million during the three months ended March 31, 2008 compared to net cash used for investing activities of $655.9 million during the prior year quarter. During the three months ended March 31, 2008 and 2007, cash was primarily used for capital expenditures totaling $327.9 million and $583.2 million, respectively. During the three months ended March 31, 2008, cash was provided by sales of investments, net of purchases, totaling $46.0 million. During the three months ended March 31, 2007, cash was used for purchases of investments, net of sales, totaling $68.2 million.

Financing Activities.  Net cash provided by financing activities totaled $569.7 million during the three months ended March 31, 2008 compared to net cash provided by financing activities of $58.7 million during the prior year quarter. During the three months ended March 31, 2008, cash was provided by approximately $571.4 million in net proceeds from the issuance of our $575 million 6.15% senior notes due 2018. During the three months ended March 31, 2007, cash was provided by our receipt of proceeds totaling $59.0 million from the exercise of options to acquire our common shares by our employees.

Future Cash Requirements

As of March 31, 2008, we had long-term debt, including current maturities, of $4.6 billion and cash and cash equivalents and investments of $1.8 billion, including $310.9 million of long-term investments and $59.9 million in cash proceeds receivable from the sale of certain non-marketable securities that is included in other current assets.

The $700 million zero coupon senior exchangeable notes due 2023 provide that upon an exchange of these notes, we will be required to pay holders of the notes, in lieu of common shares, cash up to the principal amount of the notes and, at our option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the note indentures. The notes cannot be exchanged until the price of our shares exceeds $42.06 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, or with respect to all calendar quarters beginning on or after July 1, 2008, $38.56 on such last trading day, or subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate; or if Nabors Delaware calls the notes for redemption; or upon the occurrence of specified corporate transactions described in the note indenture. The notes can be put to us on June 15, 2008, June 15, 2013 and June 15, 2018 for a purchase price equal to 100% of the principal amount of the notes plus contingent interest and additional amounts, if any. We may redeem some or all of the notes for a price equal to the principal amount of the notes to be redeemed, plus accrued interest and additional amounts, if any, to the redemption date at any time on or after June 15, 2008. Accordingly, as our $700 million zero coupon senior exchangeable notes can be put to us on June 15, 2008, the outstanding principal amount of these notes of $700 million were reclassified from long-term debt to current liabilities in our balance sheet as of June 30, 2007. If these notes are not put to us on June 15, 2008 or we do not redeem the notes, the notes will be reclassified back to long-term debt in our balance sheet at that time.

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

As of March 31, 2008, we had outstanding purchase commitments of approximately $257.4 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $.9 -1.1 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs have resulted in an expansion in the number of drilling and well-servicing rigs that we own and operate and consist primarily of land drilling and well-servicing rigs.

On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a new joint venture, NFR Energy LLC, to invest in oil and gas exploration opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially made a non-binding commitment to fund its proportionate share of $1.0 billion in equity. During 2007, joint venture operations in the U.S., Canada and International areas, were divided among three separate joint venture entities, including NFR Energy LLC (“NFR”), Stone Mountain Ventures Partnership (“Stone Mountain”) and Remora Energy International LP (“Remora”), respectively. We hold a 49% ownership interest in these joint ventures. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. As of March 31, 2008, we had made capital contributions of approximately $243.1 million, $32.6 million and $14.7 million, respectively, to NFR, Stone Mountain and Remora.

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

In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through March 31, 2008, approximately $200.4 million of our common shares had been repurchased under this program. As of March 31, 2008, we had $299.6 million of shares that still may be purchased under the July 2006 share repurchase program.

Our 2007 Annual Report on Form 10-K includes our contractual cash obligations table as of December 31, 2007. As a result of the issuance of Nabors Delaware’s $575 million 6.15% senior notes due 2018 (see Note 5), we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to commitments as of March 31, 2008:

	Payments due by Period
	Total	< 1 Year		1-3 Years		3-5 Years		Thereafter
(In thousands)

Contractual cash obligations:
Long-term debt:
Principal	$4,589,557	$700,000	(1)	$225,000	(2)	$3,089,557	(3)	$575,000	(4)
Interest	527,069	86,963		157,472		105,822		176,812

Total contractual cash obligations	$5,116,626	$786,963		$382,472		$3,195,379		$751,812

(1)	Represents the $700 million zero coupon senior exchangeable notes, which can be put to us on June 15, 2008 and can be exchanged for cash in certain circumstances including when the price of our shares exceeds approximately $42.06 for the required period of time.

(2)	Represents our $225 million 4.875% senior notes due August 2009.

(3)	Includes our $2.75 billion 0.94% senior exchangeable notes due 2011, the remainder of our $82 million zero coupon senior debentures due 2021, which can be put to us on February 5, 2011 and the $275 million 5.375% senior notes due 2012.

(4)	Represents our $575 million 6.15% senior notes due February 2018.

No other significant changes have occurred to the contractual cash obligations information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

See Note 8 to our Annual Report on Form 10-K for the year ended December 31, 2007 for discussion of commitments and contingencies relating to (i) employment contracts that could result in significant cash payments by the Company if there are terminations of certain executives in the event of death, disability, termination without cause or in the event of a change in control and (ii) off-balance sheet arrangements (including guarantees).

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of March 31, 2008, we had cash and cash equivalents and investments of $1.8 billion

(including $310.9 million of long-term investments and other receivables and $59.9 million in cash proceeds receivable from the sale of certain non-marketable securities that is included in other current assets) and working capital of $1.5 billion. This compares to cash and cash equivalents and investments of $1.2 billion (including $359.5 million of long-term investments and other receivables and $53.1 million in cash proceeds receivable) and working capital of $711.0 million as of December 31, 2007.

Our gross funded debt to capital ratio was 0.47:1 as of March 31, 2008 and 0.44:1 as of December 31, 2007. Our net funded debt to capital ratio was 0.34:1 as of March 31, 2008 and 0.36:1 as of December 31, 2007. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments and other receivables. Capital is defined as shareholders’ equity. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. The net funded debt to capital ratio is not a measure of operating performance or liquidity defined by accounting principles generally accepted in the United States of America and may not be comparable to similarly titled measures presented by other companies.

Long-term investments consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Our other receivables classified as long-term investments include our financing agreements for production payments contracts. Our interest coverage ratio from continuing operations was 29.6:1 as of March 31, 2008, compared to 32.5:1 as of December 31, 2007. The interest coverage ratio is a trailing twelve-month computation of the sum of income from continuing operations before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. The interest coverage ratio from continuing operations is not a measure of operating performance or liquidity defined by accounting principles generally accepted in the United States of America and may not be comparable to similarly titled measures presented by other companies.

In March 2008, our investment in a privately-held company became a marketable equity security subsequent to a public offering on the Hong Kong Stock Exchange. Accordingly, we have accounted for the marketable equity security in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

We have four letter of credit facilities with various banks as of March 31, 2008. Availability and borrowings under our credit facilities as of March 31, 2008 are as follows:

(In thousands)

Credit available	$223,165
Letters of credit outstanding	154,368

Remaining availability	$68,797

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

On April 25, 2008, the market price for our shares closed at $38.32. If the market price threshold of $59.57 for our $2.75 billion 0.94% senior exchangeable notes or $42.06 ($38.56 beginning on or after July 1, 2008) for our $700 million zero coupon senior exchangeable notes was exceeded and the notes were exchanged or if the holders of the $700 million zero coupon senior exchangeable notes require us to repurchase the notes at a purchase price equal to 100% of the principal amount of the notes on June 15, 2008 or we redeem the $700 million zero coupon senior exchangeable notes, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes on the open market. However, there can be no assurance that the holders would not exchange the notes. If either of the notes were exchanged or the $700 million zero coupon senior exchangeable notes are put to us on June 15, 2008, management believes, in addition to our current cash and cash equivalents and investments, that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Dominion Bond Rating Service (“DBRS”), Fitch Ratings, Moody’s Investor Service and Standard & Poor’s, which are currently “AL”, “A−”, “A3” and “BBB+”, respectively, and our historical ability to access those markets as needed.

See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Other Matters

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective with respect to financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 applies prospectively to financial assets and liabilities. There is a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities measured on a nonrecurring basis. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 relating to financial assets and liabilities. The new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value is provided in Note 3 to the accompanying unaudited consolidated financial statements. The adoption of SFAS No. 157 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition. We are currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities measured on a nonrecurring basis on our consolidated financial statements, which will be primarily limited to asset impairments including goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and asset retirement obligations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 did not have a material impact on our consolidated results of operations or financial condition as we have not elected to apply the provisions to our financial instruments or other eligible items that are not currently required to be measured at fair value.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133 (“SFAS No. 161”)”. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

Critical Accounting Estimates

We disclosed our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2007. No significant changes have occurred to those policies except our adoption of SFAS No. 157 effective January 1, 2008. SFAS No. 157, requires enhanced disclosures about assets and liabilities carried at fair value. The following financial assets and liabilities are recorded at fair value as of March 31, 2008: (1) short-term investments and (2) derivative contracts.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy such that Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for effects of restrictions and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a highly subjective measure.

As part of adopting SFAS No. 157, we did not have a transition adjustment to our retained earnings. Our enhanced disclosures are included in Note 3 of the accompanying unaudited consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to market risk through changes in interest rates and foreign currency risk arising from our operations in international markets as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in our exposure to market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On February 6, 2007, a purported shareholder derivative action entitled Kenneth H. Karstedt v. Eugene M. Isenberg, et al was filed in the United States District Court for the Southern District of Texas against the Company’s officers and directors, and against the Company as a nominal defendant. The complaint alleged that stock options were priced retroactively and were improperly accounted for, and alleged various causes of action based on that assertion. The complaint sought, among other things, payment by the defendants to the Company of damages allegedly suffered by it and disgorgement of profits. On March 5, 2007, another purported shareholder derivative action entitled Gail McKinney v. Eugene M. Isenberg, et al was also filed in the United States District Court for the Southern District of Texas. The complaint made substantially the same allegations against the same defendants and sought the same elements of damages. The two derivative actions were consolidated into one proceeding. On December 31, 2007, the Company and the individual defendants agreed with the plaintiffs-shareholders to settle the derivative action. The settlement is subject to preliminary and final approval of the United States District Court for the Southern District of Texas. Under the terms of the proposed settlement, the Company and the individual defendants have implemented or will implement certain corporate governance reforms and adopt certain modifications to our equity award policy and our Compensation Committee charter. The Company and its insurers have agreed to pay up to $2.85 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs. The Court granted preliminary approval of the settlement on March 31, 2008. A final approval hearing is scheduled for May 14, 2008.

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. Our Audit Committee of the Board of

Directors has engaged outside counsel to review certain transactions with this vendor, which provides freight forwarding and customs clearance services. Both the U.S. Securities and Exchange Commission and the U.S. Department of Justice have been advised of the Company’s investigation, which is in its early stage. The ultimate outcome of this review or the effect of implementing any further measures which may be necessary to ensure full compliance with the applicable laws cannot be determined at this time.

Item 1A.	Risk Factors

There have been no material changes during the three months ended March 31, 2008 in our “Risk Factors” as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2008, Nabors Delaware, our wholly-owned subsidiary, completed a private placement of $575 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. The issue of senior notes was reoffered by Citigroup Global Markets Inc. and UBS Securities LLC (collectively, the initial purchasers), to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 6.15% per year, payable semiannually on February 15 and August 15 of each year, beginning August 15, 2008. We intend to use the proceeds of the offering for general corporate purposes, including the repayment of debt. See Note 5 to our accompanying unaudited consolidated financial statements for discussion of this transaction.

Copies of the Indenture and Registration Rights Agreement relating to the notes are included as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2007. We intend to (1) file a registration statement with the SEC with respect to an offer to exchange the notes for other notes which will have terms identical in all material respects to these notes, except that the exchange notes will not contain terms with respect to transfer restrictions or payment of additional interest, within 90 days after February 20, 2008, (2) use our reasonable best efforts to cause the exchange offer registration statement to become effective under the Securities Act by August 20, 2008 and (3) commence and complete the exchange offer by October 20, 2008.

The following table provides information relating to Nabors’ repurchase of common shares during the three months ended March 31, 2008 (in thousands, except average price paid per share):

Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Program(1)

January 1, 2008 — January 31, 2008	150	$27.75	150	$299,643

(1)	Our Board of Directors in July 2006 authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through March 31, 2008, approximately $200.4 million of our common shares have been repurchased under this program. As of March 31, 2008, we had $299.6 million of shares that still may be purchased under the July 2006 share repurchase program.

No shares were purchased during the period of February 1, 2008 — March 31, 2008.

Item 6.	Exhibits

Exhibit Index

15	Awareness Letter of Independent Accountants.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 1, 2008

Exhibit Index

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