Form 10-Q
period 2008-06-30
NABORS INDUSTRIES LTD
filed 2008-08-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of common shares, par value $.001 per share, outstanding as of July 25, 2008 was 280,153,619. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 105,322 exchangeable shares outstanding as of July 25, 2008 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$903,821	$531,306
Short-term investments	332,726	235,745
Accounts receivable, net	1,083,748	1,039,238
Inventory	128,893	133,786
Deferred income taxes	16,687	12,757
Other current assets	264,471	252,280

Total current assets	2,730,346	2,205,112
Long-term investments and other receivables	239,866	359,534
Property, plant and equipment, net	7,020,941	6,632,612
Goodwill	363,158	368,432
Other long-term assets	550,333	537,692

Total assets	$10,904,644	$10,103,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$588,847	$700,000
Trade accounts payable	317,802	348,524
Accrued liabilities	324,027	348,515
Income taxes payable	135,004	97,093

Total current liabilities	1,365,680	1,494,132
Long-term debt	3,822,285	3,306,433
Other long-term liabilities	270,060	246,714
Deferred income taxes	512,960	541,982

Total liabilities	5,970,985	5,589,261

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 309,396 and 305,458, respectively	309	305
Capital in excess of par value	1,761,594	1,710,036
Accumulated other comprehensive income	399,712	322,635
Retained earnings	3,783,947	3,359,080
Less: treasury shares, at cost, 29,304 and 26,122 common shares, respectively	(1,011,903)	(877,935)

Total shareholders’ equity	4,933,659	4,514,121

Total liabilities and shareholders’ equity	$10,904,644	$10,103,382

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Revenues and other income:
Operating revenues	$1,282,400	$1,134,684	$2,582,258	$2,370,697
Earnings (losses) from unconsolidated affiliates	(4,033)	3,436	(8,484)	15,877
Investment income (loss)	25,057	(9,272)	51,239	19,437

Total revenues and other income	1,303,424	1,128,848	2,625,013	2,406,011

Costs and other deductions:
Direct costs	740,178	637,104	1,487,948	1,321,401
General and administrative expenses	116,914	99,952	228,235	213,849
Depreciation and amortization	148,023	111,372	283,501	214,980
Depletion	7,343	9,160	21,028	15,785
Interest expense	21,676	13,733	39,785	26,785
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	3,158	(39,634)	11,255	(25,749)

Total costs and other deductions	1,037,292	831,687	2,071,752	1,767,051

Income from continuing operations before income taxes	266,132	297,161	553,261	638,960

Income tax (benefit) expense:
Current	39,759	53,973	139,052	159,827
Deferred	32,012	22,326	(10,658)	1,381

Total income tax expense	71,771	76,299	128,394	161,208

Income from continuing operations, net of tax	194,361	220,862	424,867	477,752
Income from discontinued operations, net of tax	—	7,487	—	12,759

Net income	$194,361	$228,349	$424,867	$490,511

Earnings per share:
Basic from continuing operations	$.70	$.79	$1.53	$1.72
Basic from discontinued operations	—	.03	—	.04

Total Basic	$.70	$.82	$1.53	$1.76

Diluted from continuing operations	$.67	$.77	$1.48	$1.67
Diluted from discontinued operations	—	.02	—	.04

Total Diluted	$.67	$.79	$1.48	$1.71

Weighted-average number of common shares outstanding:
Basic	277,719	279,253	277,651	278,098
Diluted	291,454	287,898	287,407	286,356

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$424,867	$490,511
Adjustments to net income:
Depreciation and amortization	283,501	218,216
Depletion	21,028	15,785
Deferred income tax (benefit) expense	(10,658)	780
Deferred financing costs amortization	4,356	4,176
Pension liability amortization and adjustments	142	240
Discount amortization on long-term debt	1,009	974
Amortization of loss on hedges	263	276
Losses (gains) on long-lived assets, net	10,407	(29,547)
Losses (gains) on investments, net	(28,203)	2,665
Losses (gains) on derivative instruments	(157)	(979)
Share-based compensation	19,904	16,285
Foreign currency transaction gains, net	(725)	(3,290)
Equity in losses (earnings) of unconsolidated affiliates, net of dividends	15,232	(4,291)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(59,492)	88,267
Inventory	6,152	(24,213)
Other current assets	(43,555)	(56,644)
Other long-term assets	(14,020)	(127,262)
Trade accounts payable and accrued liabilities	(55,954)	37,710
Income taxes payable	38,961	(24,811)
Other long-term liabilities	10,472	50,537

Net cash provided by operating activities	623,530	655,385

Cash flows from investing activities:
Purchases of investments	(190,509)	(203,222)
Sales and maturities of investments	399,669	366,239
Cash paid for acquisitions of businesses, net	—	(8,391)
Investment in unconsolidated affiliates	(47,452)	(8,433)
Capital expenditures	(743,360)	(1,095,496)
Proceeds from sales of assets and insurance claims	16,998	119,447

Net cash used for investing activities	(564,654)	(829,856)

Cash flows from financing activities:
Increase in cash overdrafts	15,771	12,042
Proceeds from long-term debt	575,219	—
Debt issuance costs	(4,460)	—
Proceeds from issuance of common shares	53,587	67,824
Reduction in long-term debt	(171,788)	—
Repurchase of common shares	(150,114)	—
Purchase of restricted stock	(11,667)	(1,811)
Tax benefit related to the exercise of stock options	4,771	784

Net cash provided by financing activities	311,319	78,839

Effect of exchange rate changes on cash and cash equivalents	2,320	3,822

Net increase (decrease) in cash and cash equivalents	372,515	(91,810)
Cash and cash equivalents, beginning of period	531,306	700,549

Cash and cash equivalents, end of period	$903,821	$608,739

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Comprehensive Income (Loss)
				Unrealized
				Gains
			Capital in	(Losses) on	Cumulative				Total
	Common Shares		Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Par Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2007	305,458	$305	$1,710,036	$281	$324,647	$(2,293)	$3,359,080	$(877,935)	$4,514,121

Comprehensive income (loss):
Net income							424,867		424,867
Translation adjustment					(29,954)				(29,954)
Unrealized gains on marketable securities, net of income taxes of $723				107,154					107,154
Less: reclassification adjustment for gains included in net income, net of income taxes of $270				(687)					(687)
Pension liability amortization, net of income taxes of $54						88			88
Unrealized gain and amortization of (gains)/losses on cash flow hedges, net of income taxes of $253						476			476

Total comprehensive income (loss)	—	—	—	106,467	(29,954)	564	424,867	—	501,944

Issuance of common shares for stock options exercised	2,341	2	53,585						53,587
Nabors Exchangeco shares exchanged	14								—
Issuance of treasury shares related to conversion of notes			(16,146)					16,146	—
Repurchase of 3,650 treasury shares								(150,114)	(150,114)
Tax effect of exercised stock option deductions			5,884						5,884
Restricted stock awards, net	1,583	2	(11,669)						(11,667)
Share-based compensation			19,904						19,904

Subtotal	3,938	4	51,558	—	—	—	—	(133,968)	(82,406)

Balances, June 30, 2008	309,396	$309	$1,761,594	$106,748	$294,693	$(1,729)	$3,783,947	$(1,011,903)	$4,933,659

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

Nabors is the largest land drilling contractor in the world, with approximately 548 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 577 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 172 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 36 platform rigs, 13 jack-up units and 4 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities and have 49% ownership interests in joint ventures in the U.S., Canada and International areas.

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

During the third quarter of 2007 we sold our Sea Mar business to an unrelated third party. Accordingly, the accompanying consolidated statements of income, and certain accompanying notes to the consolidated financial statements, have been updated to retroactively reclassify the operating results of this Sea Mar business, previously included in Other Operating Segments, as a discontinued operation for all periods presented. See Note 11 Discontinued Operation for additional discussion.

As used in the Report, “we,” “us,” “our,” “the Company” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

Note 2	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2007. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2008 and the results of our operations for the three and six months ended June 30, 2008 and 2007, and our cash flows for the six months ended June 30, 2008 and 2007, in accordance with GAAP. Interim results for the three and six months ended June 30, 2008 may not be indicative of results that will be realized for the full year ending December 31, 2008.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our independent registered public accounting firm has performed a review of, and issued a report on, these consolidated interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board (“PCAOB”). Pursuant to Rule 436(c) under the Securities Act of 1933, as amended (the “Securities Act”), this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is included in other long-term assets as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $415.5 million and $383.4 million as of June 30, 2008 and December 31, 2007, respectively. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments in our consolidated balance sheets.

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

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 did not have a material impact on our consolidated results of operations or financial condition as we have not elected to apply the provisions to our financial instruments or other eligible items that are not required to be measured at fair value.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133 (“SFAS No. 161”)”. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

In May 2008 the FASB issued Staff Position (“FSP”) APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The FSP requires that convertible debt instruments be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents a debt discount which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. The FSP will be effective for Nabors’ financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will be applied retrospectively to all convertible debt instruments within its scope that are outstanding for any period presented in such financial statements. We intend to adopt the FSP on January 1, 2009 on a retrospective basis and apply it to our applicable convertible debt instruments. Although we are currently evaluating the impact that this FSP will have on our consolidated financial statements, we believe that the retrospective application of the FSP will have a significant effect in reducing reported net income and diluted earnings per share for the years ended December 31, 2007 and 2008. In addition, we believe net income and diluted earnings per share is expected to be materially reduced in future years in which our $2.75 billion senior exchangeable notes due May 2011 are included in our consolidated financial statements. After adopting this FSP, we currently estimate that we will record additional non-cash interest expense, net of capitalized interest, which will reduce our pre-tax income by approximately $100-110 million and reduce net income by approximately $60-70 million for the year ended December 31, 2009.

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a highly subjective measure.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	At Fair Value as of June 30, 2008
(In thousands)	Level 1	Level 2		Level 3	Total

Assets:
Short-term investments:
Available-for-sale equity securities	$37,983	$138,035	(1)	$—	$176,018
Available-for-sale debt securities	60,900	45,528		—	106,428
Trading securities	—	50,280	(1)	—	50,280

Total investments	98,883	233,843		—	332,726
Derivative asset contract	—	152		—	152

(1)	Represents our investment in a public company traded on the Hong Kong Stock Exchange for which there is a period of restriction for transferability. After the restriction period has lapsed in September 2008, the investment will be measured using Level 1 inputs.

Note 4	Share-Based Compensation

The Company has several share-based employee compensation plans, which are more fully described in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $10.9 million and $8.4 million for the three months ended June 30, 2008 and 2007, respectively, and $19.9 million and $16.3 million for the six months ended June 30, 2008 and 2007, respectively. Share-based compensation expense has been allocated to our various operating segments (Note 12).

During the six months ended June 30, 2008, the Company awarded 1,997,015 shares of restricted stock to its employees, directors and executive officers. These awards had an aggregate value at their date of grant of $62.3 million and vest over a period of three to five years.

Note 5	Debt

In May 2008 Nabors Industries, Inc. (“Nabors Delaware”), our wholly-owned subsidiary, called for redemption all of its $700 million zero coupon senior exchangeable notes due 2023 and paid cash of $171.8 million and $528.2 million to the noteholders in June 2008 and July 2008, respectively. The total amount paid to effect the redemption and related exchange was $700 million in cash and an issue of approximately 5.25 million of our common shares with a fair value of $249.8 million, the price equal to the principal amount of the notes plus the excess of the exchange value of the notes over their principal amount. Nabors Delaware was required to pay noteholders cash up to the principal amount of the notes, and at its option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the applicable indenture. The number of common shares issued was equal to the amount due in excess of the principal amount of the notes divided by the average of the volume weighted average price of our common shares for the five or ten trading day period beginning on the second business day following the day the notes were

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

surrendered for exchange. The notes were exchangeable into the equivalent value of 28.5306 common shares per $1,000 principal amount of the notes. As our $700 million zero coupon senior exchangeable notes due 2023 could be put to us on June 15, 2008, the outstanding principal amount of $700 million was included in current liabilities in our balance sheet as of June 30, 2007. The redemption of the notes did not result in any gain or loss as the amount of cash paid for redemption of the notes was equal to their carrying amount. The excess of the exchange value of the notes over the carrying amount was recorded as a reduction to capital in excess of par value in our consolidated statement of changes in shareholders’ equity.

In June 2008 Nabors Delaware called for redemption the full $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 and in July 2008, paid cash of $60.6 million; equal to the issue price of $50.4 million plus accrued original issue discount of $10.2 million. The redemption of the debentures did not result in any gain or loss as the debentures were redeemed at a price equal to their carrying value on July 7, 2008.

On February 20, 2008, Nabors Delaware completed a private placement of $575 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. The issue of senior notes was resold by the initial purchasers to qualified institutional buyers under Rule 144A and Regulation S of the Securities Act outside of the United States. The senior notes bear interest at a rate of 6.15% per year, payable semiannually on February 15 and August 15 of each year, beginning August 15, 2008. The senior notes will mature on February 15, 2018.

The senior notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The senior notes rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s future senior subordinated debt. Our guarantee of the senior notes is unsecured and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The senior notes are subject to redemption by Nabors Delaware, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the indenture. In the event of a change in control, as defined in the indenture, the holders of senior notes may require Nabors Delaware to purchase all or any part of each senior note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware have exercised its right to redeem the senior notes.

Nabors Delaware intends to use the proceeds of the offering of the senior notes for general corporate purposes, including the repayment of debt.

On May 20, 2008, Nabors and Nabors Delaware filed a registration statement on Form S-4 under the Securities Act. The registration statement relates to the exchange offer to noteholders required under the related registration rights agreement. The registration statement has not been declared effective by the Securities and Exchange Commission. Nabors and Nabors Delaware will file a registration statement on Form S-4 under the Securities Act covering both the 6.15% Notes due 2018 issued in the February 2008 offering and the 6.15% Notes due 2018 issued in the July 2008 offering, which is described in more detail in Note 14 — Subsequent Event.

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to income taxes in the United States and numerous foreign jurisdictions. Internationally, income tax returns from 1995 through 2005 are currently under examination. The Company anticipates that several of these audits could be finalized within 12 months. It is reasonably possible that the amount of the unrecognized benefits with respect to certain of our unrecognized tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at June 30, 2008.

The Company has recorded a deferred tax asset of approximately $98.5 million as of June 30, 2008 relating to net operating loss carryforwards that have an indefinite life in one foreign jurisdiction. A valuation allowance of approximately $94.4 million has been recognized because the Company believes it is more likely than not that substantially all of the deferred tax asset will not be realized.

Note 7	Common Shares

During the six months ended June 30, 2008 and 2007, our employees exercised vested options to acquire 2.3 million and 3.0 million of our common shares, respectively, resulting in proceeds of $53.6 million and $67.8 million, respectively.

During the six months ended June 30, 2008, we repurchased 3.7 million of our common shares in the open market for $150.1 million. During the six months ended June 30, 2007, there were no repurchases of common shares in the open market. From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from capital in excess of par value on our consolidated statement of changes in shareholders’ equity.

In June 2008 in connection with the redemption of Nabors Delaware’s $700 million zero coupon senior exchangeable notes due 2023, we issued 0.5 million of our treasury shares with a fair value of $21.2 million, representing a portion of the shares issued to satisfy the obligation to pay the excess over the principal amount of such notes that were exchanged. In July 2008 we issued an additional 4.8 million of our treasury shares with a fair value of $228.6 million to satisfy the obligation to the remaining noteholders to pay the excess over the principal amount of such notes that were exchanged. See Note 5 for additional discussion.

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

Termination in the event of death, disability, or termination without cause.  In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years prior to termination, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at June 30, 2008, Mr. Isenberg would have been entitled to a payment of approximately $264 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $264 million. Similarly, with respect to Mr. Petrello, had these provisions applied at June 30, 2008, Mr. Petrello would have been entitled to a payment of approximately $103 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $103 million. These

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. The Company does not have insurance to cover its obligations in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello and the Company has not recorded an expense or accrued a liability relating to these potential obligations. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the value of unvested restricted stock was approximately $64 million and $33 million, respectively, as of June 30, 2008. Neither Messrs. Isenberg nor Petrello had unvested stock options as of June 30, 2008. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.

As noted above in March 2006 the Board of Directors exercised its election to fix the expiration date of the employment agreements for Messrs. Isenberg and Petrello such that each of these agreements expires at the end of their respective current term at September 30, 2010. Messrs. Isenberg and Petrello have informed the Board of Directors that they have reserved their rights under their employment agreements with respect to the notice setting the expiration dates of their employment agreements, including whether such notice could trigger an acceleration of certain payments pursuant to their employment agreements.

Termination in the event of a Change in Control.  In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on June 30, 2008, then the payments to Messrs. Isenberg and Petrello would be approximately $264 million and $103 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher but the payment would not be less than $264 million and $103 million, respectively. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the value of unvested restricted stock was approximately $64 million and $33 million, respectively, as of June 30, 2008. Neither Messrs. Isenberg nor Petrello had unvested stock options as of June 30, 2008. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for five years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at June 30, 2008, Mr. Isenberg would have received 3,366,666 options valued at approximately $52 million and Mr. Petrello would have received 1,683,332 options

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued at approximately $26 million, in each case based upon a Black-Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on June 30, 2008, and assuming that the excise tax was applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $117 million and $48 million, respectively.

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

Contingencies

Oil and Gas Joint Ventures

On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a new joint venture, NFR Energy LLC (“NFR”), to invest in oil and gas exploration opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially made a non-binding commitment to fund its proportionate share of $1.0 billion in equity. During 2007, joint venture operations in the U.S., Canada and International areas, were divided among three separate joint venture entities, including NFR, Stone Mountain Ventures Partnership (“Stone Mountain”) and Remora Energy International LP (“Remora”), respectively. We hold a 49% ownership interest in these joint ventures. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. As of June 30, 2008, we had made capital contributions of approximately $320.3 million to our joint venture operations with First Reserve.

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

Self-Insurance Accruals

We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2008, with our insurance renewal, certain changes have been made to our self-insured retentions. Automobile liability is subject to a $1.0 million per occurrence deductible. Our hurricane coverage for U.S. Gulf of Mexico exposures is subject to a $10.0 million deductible. We are insured for $55.0 million over the deductible at 85.5%. Accordingly, we are self-insuring 14.5% of this exposure.

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

On February 6, 2007, a purported shareholder derivative action entitled Kenneth H. Karstedt v. Eugene M. Isenberg, et al was filed in the United States District Court for the Southern District of Texas against the Company’s officers and directors, and against the Company as a nominal defendant. The complaint alleged that stock options were priced retroactively and were improperly accounted for, and alleged various causes of action based on that assertion. The complaint sought, among other things, payment by the defendants to the Company of damages allegedly suffered by it and disgorgement of profits. On March 5, 2007, another purported shareholder derivative action entitled Gail McKinney v. Eugene M. Isenberg, et al was also filed in the United States District Court for the Southern District of Texas. The complaint made substantially the same allegations against the same defendants and sought the same elements of damages. The two purported derivative actions were consolidated into one proceeding. On December 31, 2007, the Company and the individual defendants agreed with the plaintiffs-shareholders to settle the derivative action. Under the terms of the proposed settlement, the Company and the individual defendants have implemented or will implement certain corporate governance reforms and adopt certain modifications to our equity award policy with no financial accounting impact and our Compensation Committee charter. The Company and its insurers have agreed to pay up to $2.85 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs. The Court granted preliminary approval of the settlement on March 13, 2008. On May 14, 2008, following shareholder notification, the Court granted final approval of the proposed settlement.

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. Our Audit Committee of the Board of Directors has engaged outside counsel to review certain transactions with this vendor, which provides freight forwarding and customs clearance services. Both the U.S. Securities and Exchange Commission and the U.S. Department of Justice have been advised of the Company’s investigation. The ultimate outcome of this review or the effect of implementing any further measures which may be necessary to ensure full compliance with the applicable laws cannot be determined at this time.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
	Remainder
(In thousands)	of 2008	2009	2010	Thereafter	Total

Financial standby letters of credit and other financial surety instruments	$97,228	$106,425	$2,028	$—	$205,681
Contingent consideration in acquisition	—	1,417	1,417	1,416	4,250

Total	$97,228	$107,842	$3,445	$1,416	$209,931

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Net income (numerator):
Income from continuing operations, net of tax — basic	$194,361	$220,862	$424,867	$477,752
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011(1)	—	—	—	—
$82.8 million due 2021(2)	—	—	—	—
$700 million due 2023(3)	—	—	—	—

Adjusted income from continuing operations, net of tax — diluted	194,361	220,862	424,867	477,752
Income from discontinued operations, net of tax	—	7,487	—	12,759

Total adjusted net income	$194,361	$228,349	$424,867	$490,511

Earnings per share:
Basic from continuing operations	$.70	$.79	$1.53	$1.72
Basic from discontinued operations	—	.03	—	.04

Total Basic	$.70	$.82	$1.53	$1.76

Diluted from continuing operations	$.67	$.77	$1.48	$1.67
Diluted from discontinued operations	—	.02	—	.04

Total Diluted	$.67	$.79	$1.48	$1.71

Shares (denominator):
Weighted-average number of shares outstanding — basic(4)	277,719	279,253	277,651	278,098
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	8,606	8,645	7,191	8,258
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011(1)	—	—	—	—
$82.8 million due 2021(2)	—	—	—	—
$700 million due 2023(3)	5,129	—	2,565	—

Weighted-average number of shares outstanding — diluted	291,454	287,898	287,407	286,356

(1)	Diluted earnings per share for the three and six months ended June 30, 2008 and 2007 do not include any incremental shares issuable upon exchange of the $2.75 billion 0.94% senior exchangeable notes due 2011. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur for the three and six months ended June 30, 2008 and 2007.

(2)	Diluted earnings per share for the three and six months ended June 30, 2008 and 2007 excludes approximately 1.2 million potentially dilutive shares initially issuable upon the conversion of the $82.8 million aggregate principal amount at maturity for the zero coupon convertible senior debentures due 2021. The maximum number of shares required to be issued upon conversion would equate to the excess of the conversion value of the debentures over their principal amount. Such shares would only be included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation if the price of our shares exceeded approximately $52. In June 2008 Nabors Delaware called for redemption of the full $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 and in July 2008, paid cash of $60.6 million; an amount equal to the issue price of $50.4 million plus accrued original issue discount of $10.2 million.

(3)	Diluted earnings per share for the three and six months ended June 30, 2008 reflect the conversion of the $700 million zero coupon senior exchangeable notes due 2023 resulting in the inclusion of the incremental number of shares that were required to be issued upon the exchange of these notes. The number of shares issued upon exchange equated to the excess of the exchange value of the notes over their principal amount, as Nabors Delaware was required to pay cash up to the principal amount of the notes exchanged. Because the conversion was partially completed in June 2008, only .5 million of our treasury shares actually issued in June 2008 were included in the calculation of the weighted-average basic shares outstanding for the three and six months ended June 30, 2008, resulting in an incremental .121 million weighted-average basic shares outstanding. For the remaining shares that were issued in July 2008 we included the dilutive effect that, when added to the shares included in basic shares outstanding, gives effect to the entire 5.25 million shares to be issued related to the conversion of the $700 million zero coupon senior exchangeable notes due 2023 in diluted shares outstanding. Diluted earnings per share for the three and six months ended June 30, 2007 does not include any incremental shares issuable upon exchange of the $700 million zero coupon senior exchangeable notes as the price of our shares did not exceed $35.05 on June 30, 2007.

(4)	Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors (Canada) Exchangeco Inc., respectively: 277.6 million and .1 million shares for the three months ended June 30, 2008; 279.2 million and .1 million shares for the three months ended June 30, 2007; 277.6 million and .1 million shares for the six months ended June 30, 2008; and 277.9 million and .2 million shares for the six months ended June 30, 2007. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors’ common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to, voting rights and the right to receive dividends, if any.

For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The average number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 1,000,750 and 4,322,513 shares during the three months ended June 30, 2008 and 2007, respectively, and 3,352,153 and 4,642,775 shares during the six months ended June 30, 2008 and 2007, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation using the treasury stock method of accounting in any period where the amount of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.

Note 10	Supplemental Balance Sheet and Income Statement Information

Our cash and cash equivalents, short-term and long-term investments and other receivables consist of the following:

	June 30,	December 31,
(In thousands)	2008	2007

Cash and cash equivalents	$903,821	$531,306
Short-term investments	332,726	235,745
Long-term investments and other receivables	239,866	359,534
Other current assets	34,429	53,054

Total	$1,510,842	$1,179,639

As of June 30, 2008, our short-term investments consist of investments in available-for-sale marketable debt and equity securities of $282.4 million and trading securities of $50.3 million and our long-term investments consist of investments in non-marketable securities accounted for by the equity method and oil and gas financing receivables. Earnings associated with our oil and gas financing receivables are recognized as operating revenues. The June 30, 2008 other current assets amount represents $34.4 million in cash proceeds receivable from brokers from the sale of certain investment securities. During the three months ended June 30, 2008, we recognized investment income of $13.3 million in unrealized gains on our trading securities held at June 30, 2008. As of December 31, 2007, our short-term investments consist entirely of investments in available-for-sale marketable debt securities while our long-term investments consist of investments in non-marketable securities and oil and gas financing receivables. The December 31, 2007 other current assets amount represents $53.1 million in cash proceeds receivable from brokers from the sale of certain investment securities.

In March 2008 our investment in a privately-held company became a marketable equity security subsequent to a public offering on the Hong Kong Stock Exchange. Accordingly, we have accounted for the marketable equity security in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We have classified $50.3 million of these securities as trading securities and $138.0 million of these securities as available-for-sale based on our investment strategy.

Accrued liabilities include the following:

	June 30,	December 31,
(In thousands)	2008	2007

Accrued compensation	$131,557	$141,473
Deferred revenue	73,403	91,071
Other taxes payable	25,009	32,539
Workers’ compensation liabilities	31,427	31,427
Interest payable	26,706	13,165
Warranty accrual	8,057	8,602
Litigation reserves	4,034	5,083
Other accrued liabilities	23,834	25,155

	$324,027	$348,515

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment income (loss) includes the following:

	Six Months Ended
	June 30,
(In thousands)	2008	2007

Interest income	$23,036	$22,417
Gains (losses) on marketable and non-marketable securities, net	28,203	(2,980)

	$51,239	$19,437

Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net includes the following:

	Six Months Ended
	June 30,
(In thousands)	2008	2007

Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$10,535	$(29,830)
Litigation reserves	1,715	7,963
Foreign currency transaction losses (gains)	(725)	(3,289)
(Gains) losses on derivative instruments	(157)	(977)
Other	(113)	384

	$11,255	$(25,749)

Comprehensive income for the three and six months ended June 30, 2008 totaled $231.0 million and $501.9 million, respectively, while comprehensive income for the three and six months ended June 30, 2007 totaled $273.0 million and $546.9 million, respectively.

Note 11	Discontinued Operation

In August 2007, we sold our Sea Mar business which had previously been included in Other Operating Segments to an unrelated third party for a cash purchase price of $194.3 million, resulting in a pre-tax gain of $49.5 million. The assets included 20 offshore supply vessels and certain related assets, including its right under a vessel construction contract. The operating results of this business for all periods presented are reported as discontinued operations in the accompanying unaudited consolidated statements of income and the respective accompanying notes to the consolidated financial statements. Our condensed statements of income from discontinued operations related to the Sea Mar business for the three and six months ended June 30, 2008 and 2007 were as follows:

Condensed Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Revenues from discontinued operations	$—	$28,089	$—	$52,719

Income from discontinued operations	$—	$12,464	$—	$21,240
Income tax expense	—	4,977	—	8,481

Income from discontinued operations, net of tax	$—	$7,487	$—	$12,759

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Segment Information

The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007

Operating revenues and Earnings from unconsolidated affiliates from continuing operations(1):
Contract Drilling(2):
U.S. Lower 48 Land Drilling	$438,848	$426,787	$845,909	$879,383
U.S. Land Well-servicing	182,222	182,410	353,363	364,628
U.S. Offshore	65,723	60,316	117,178	116,091
Alaska	45,114	36,777	99,483	84,613
Canada	67,782	75,088	246,634	268,368
International	342,892	261,262	646,464	485,744

Subtotal Contract Drilling(3)	1,142,581	1,042,640	2,309,031	2,198,827
Oil and Gas(4)(5)	11,352	18,110	25,392	31,239
Other Operating Segments(6)(7)	172,865	140,024	338,647	270,374
Other reconciling items(8)	(48,431)	(62,654)	(99,296)	(113,866)

Total	$1,278,367	$1,138,120	$2,573,774	$2,386,574

Adjusted income (loss) derived from operating activities from continuing operations(1)(9):
Contract Drilling:
U.S. Lower 48 Land Drilling	$134,322	$154,667	$261,193	$327,593
U.S. Land Well-servicing	31,468	40,105	61,854	83,461
U.S. Offshore	17,983	19,206	24,441	34,255
Alaska	13,466	8,225	31,249	24,792
Canada	(14,326)	(7,992)	27,647	45,136
International	101,752	85,409	192,402	151,427

Subtotal Contract Drilling(3)	284,665	299,620	598,786	666,664
Oil and Gas(4)(5)	(1,645)	3,374	(6,497)	4,502
Other Operating Segments(6)	19,006	6,739	31,440	18,333

Total segment adjusted income derived from operating activities	302,026	309,733	623,729	689,499
Other reconciling items(10)	(36,117)	(29,201)	(70,667)	(68,940)

Adjusted income (loss) derived from operating activities from continuing operations	265,909	280,532	553,062	620,559
Interest expense	(21,676)	(13,733)	(39,785)	(26,785)
Investment income (loss)	25,057	(9,272)	51,239	19,437
(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net	(3,158)	39,634	(11,255)	25,749

Income from continuing operations before income taxes(1)	$266,132	$297,161	$553,261	$638,960

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
(In thousands)	2008	2007

Total assets:
Contract Drilling:(11)
U.S. Lower 48 Land Drilling	$2,597,019	$2,544,629
U.S. Land Well-servicing	736,681	725,845
U.S. Offshore	479,563	452,505
Alaska	314,865	283,121
Canada	1,273,307	1,398,363
International	2,947,148	2,577,057

Subtotal Contract Drilling	8,348,583	7,981,520
Oil and Gas(12)	844,049	646,837
Other Operating Segments(13)	584,871	610,041
Other reconciling items(10)	1,127,141	864,984

Total assets	$10,904,644	$10,103,382

(1)	All segment information excludes the Sea Mar business, which has been reclassified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $2.8 million and $.7 million for the three months ended June 30, 2008 and 2007, respectively, and $9.6 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively.

(4)	Represents our oil and gas exploration, development and production operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(6.7) million and $(.8) million for the three months ended June 30, 2008 and 2007, respectively, and $(24.6) million and $(.8) million for the six months ended June 30, 2008 and 2007, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(.1) million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively, and $6.6 million and $14.2 million for the six months ended June 30, 2008 and 2007, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income before income taxes from continuing operations, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Includes $59.3 million and $47.3 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2008 and December 31, 2007, respectively, and $21.4 million of investments in unconsolidated affiliates accounted for by the cost method as of December 31, 2007.

(12)	Includes $292.1 million and $274.1 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2008 and December 31, 2007, respectively.

(13)	Includes $64.1 million and $62.0 million of investments in unconsolidated affiliates accounted for by the equity method as of June 30, 2008 and December 31, 2007, respectively.

Note 13	Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, statements of income for each of the three and six month periods ended June 30, 2008 and 2007, and the consolidating statements of cash flows for the six month periods ended June 30, 2008 and 2007 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	June 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$18,850	$2	$22	$884,947	$—	$903,821
Short-term investments	—	—	—	332,726	—	332,726
Accounts receivable, net	—	—	—	1,083,748	—	1,083,748
Inventory	—	—	—	128,893	—	128,893
Deferred income taxes	—	—	—	16,687	—	16,687
Other current assets	174	1,058	376	262,863	—	264,471

Total current assets	19,024	1,060	398	2,709,864	—	2,730,346
Long-term investments and other receivables	—	—	—	239,866	—	239,866
Property, plant and equipment, net	—	—	—	7,020,941	—	7,020,941
Goodwill	—	—	—	363,158	—	363,158
Intercompany receivables	405,039	1,572,190	—	19,918	(1,997,147)	—
Investments in affiliates	4,513,456	4,645,402	370,883	2,681,132	(11,795,357)	415,516
Other long-term assets	—	22,562	447	111,808	—	134,817

Total assets	$4,937,519	$6,241,214	$371,728	$13,146,687	$(13,792,504)	$10,904,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$588,733	$—	$114	$—	$588,847
Trade accounts payable	1	24	—	317,777	—	317,802
Accrued liabilities	3,859	22,215	4,150	293,803	—	324,027
Income taxes payable	—	81,385	5,273	48,346	—	135,004

Total current liabilities	3,860	692,357	9,423	660,040	—	1,365,680
Long-term debt	—	3,596,967	224,695	623	—	3,822,285
Other long-term liabilities	—	3,655	—	266,405	—	270,060
Deferred income taxes	—	15,131	73	497,756	—	512,960
Intercompany payable	—	—	(161,702)	2,158,849	(1,997,147)	—

Total liabilities	3,860	4,308,110	72,489	3,583,673	(1,997,147)	5,970,985

Shareholders’ equity	4,933,659	1,933,104	299,239	9,563,014	(11,795,357)	4,933,659

Total liabilities and shareholders’ equity	$4,937,519	$6,241,214	$371,728	$13,146,687	$(13,792,504)	$10,904,644

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$10,659	$2,753	$4	$517,890	$—	$531,306
Short-term investments	—	—	—	235,745	—	235,745
Accounts receivable, net	—	—	—	1,039,238	—	1,039,238
Inventory	—	—	—	133,786	—	133,786
Deferred income taxes	—	—	—	12,757	—	12,757
Other current assets	136	1,039	376	250,729	—	252,280

Total current assets	10,795	3,792	380	2,190,145	—	2,205,112
Long-term investments and other receivables	—	—	—	359,534	—	359,534
Property, plant and equipment, net	—	—	—	6,632,612	—	6,632,612
Goodwill	—	—	—	368,432	—	368,432
Intercompany receivables	361,832	1,224,222	—	19,918	(1,605,972)	—
Investments in affiliates	4,148,256	4,429,139	304,450	2,306,797	(10,783,800)	404,842
Other long-term assets	—	22,180	638	110,032	—	132,850

Total assets	$4,520,883	$5,679,333	$305,468	$11,987,470	$(12,389,772)	$10,103,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$700,000	$—	$—	$—	$700,000
Trade accounts payable	2	24	—	348,498	—	348,524
Accrued liabilities	6,760	8,877	4,151	328,727	—	348,515
Income taxes payable	—	71,761	2,411	22,921	—	97,093

Total current liabilities	6,762	780,662	6,562	700,146	—	1,494,132
Long-term debt	—	3,081,871	224,562	—	—	3,306,433
Other long-term liabilities	—	1,900	—	244,814	—	246,714
Deferred income taxes	—	15,131	16	526,835	—	541,982
Intercompany payable	—	—	193	1,605,779	(1,605,972)	—

Total liabilities	6,762	3,879,564	231,333	3,077,574	(1,605,972)	5,589,261

Shareholders’ equity	4,514,121	1,799,769	74,135	8,909,896	(10,783,800)	4,514,121

Total liabilities and shareholders’ equity	$4,520,883	$5,679,333	$305,468	$11,987,470	$(12,389,772)	$10,103,382

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,282,400	$—	$1,282,400
Earnings (losses) from unconsolidated affiliates	—	—	—	(4,033)	—	(4,033)
Earnings from consolidated affiliates	198,280	105,611	3,637	111,066	(418,594)	—
Investment income (loss)	52	—	—	25,005	—	25,057
Intercompany interest income	1,000	17,039	—	—	(18,039)	—

Total revenues and other income	199,332	122,650	3,637	1,414,438	(436,633)	1,303,424

Costs and other deductions:
Direct costs	—	—	—	740,178	—	740,178
General and administrative expenses	4,971	234	—	111,995	(286)	116,914
Depreciation and amortization	—	150	—	147,873	—	148,023
Depletion	—	—	—	7,343	—	7,343
Interest expense	—	21,621	2,860	(2,805)	—	21,676
Intercompany interest expense	—	—	2,234	15,805	(18,039)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(1,544)	(7,146)	11,562	286	3,158

Total costs and other deductions	4,971	20,461	(2,052)	1,031,951	(18,039)	1,037,292

Income from continuing operations before income taxes	194,361	102,189	5,689	382,487	(418,594)	266,132
Income tax (benefit) expense	—	(1,266)	1,820	71,217	—	71,771

Income from continuing operations, net of tax	194,361	103,455	3,869	311,270	(418,594)	194,361
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	$194,361	$103,455	$3,869	$311,270	$(418,594)	$194,361

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,134,684	$—	$1,134,684
Earnings from unconsolidated affiliates	—	—	—	3,436	—	3,436
Earnings from consolidated affiliates	223,955	52,162	3,644	62,874	(342,635)	—
Investment income (loss)	107	36	—	(9,415)	—	(9,272)
Intercompany interest income	667	21,263	1	—	(21,931)	—

Total revenues and other income	224,729	73,461	3,645	1,191,579	(364,566)	1,128,848

Costs and other deductions:
Direct costs	—	—	—	637,104	—	637,104
General and administrative expenses	3,867	133	—	96,096	(144)	99,952
Depreciation and amortization	—	150	—	111,222	—	111,372
Depletion	—	—	—	9,160	—	9,160
Interest expense	—	12,776	2,872	(1,915)	—	13,733
Intercompany interest expense	—	—	—	21,931	(21,931)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(941)	—	(38,837)	144	(39,634)

Total costs and other deductions	3,867	12,118	2,872	834,761	(21,931)	831,687

Income from continuing operations before income taxes	220,862	61,343	773	356,818	(342,635)	297,161
Income tax (benefit) expense	—	3,397	247	72,655	—	76,299

Income from continuing operations, net of tax	220,862	57,946	526	284,163	(342,635)	220,862
Income from discontinued operations, net of tax	7,487	7,487	—	14,974	(22,461)	7,487

Net income	$228,349	$65,433	$526	$299,137	$(365,096)	$228,349

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$2,582,258	$—	$2,582,258
Earnings (losses) from unconsolidated affiliates	—	—	—	(8,484)	—	(8,484)
Earnings from consolidated affiliates	432,054	244,816	11,981	254,743	(943,594)	—
Investment income (loss)	194	127	—	50,918	—	51,239
Intercompany interest income	2,000	36,842	—	—	(38,842)	—

Total revenues and other income	434,248	281,785	11,981	2,879,435	(982,436)	2,625,013

Costs and other deductions:
Direct costs	—	—	—	1,487,948	—	1,487,948
General and administrative expenses	9,381	274	29	219,008	(457)	228,235
Depreciation and amortization	—	300	—	283,201	—	283,501
Depletion	—	—	—	21,028	—	21,028
Interest expense	—	38,883	5,720	(4,818)	—	39,785
Intercompany interest expense		—	—	38,842	(38,842)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(132)	(4,214)	15,144	457	11,255

Total costs and other deductions	9,381	39,325	1,535	2,060,353	(38,842)	2,071,752

Income from continuing operations before income taxes	424,867	242,460	10,446	819,082	(943,594)	553,261
Income tax (benefit) expense	—	(872)	3,342	125,924	—	128,394

Income from continuing operations, net of tax	424,867	243,332	7,104	693,158	(943,594)	424,867
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	$424,867	$243,332	$7,104	$693,158	$(943,594)	$424,867

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$2,370,697	$—	$2,370,697
Earnings from unconsolidated affiliates	—	—	—	15,877	—	15,877
Earnings from consolidated affiliates	484,696	204,587	10,265	223,210	(922,758)	—
Investment income (loss)	334	57	—	19,046	—	19,437
Intercompany interest income	1,656	40,664	1	—	(42,321)	—

Total revenues and other income	486,686	245,308	10,266	2,628,830	(965,079)	2,406,011

Costs and other deductions:
Direct costs	—	—	—	1,321,401	—	1,321,401
General and administrative expenses	8,519	13	2	205,629	(314)	213,849
Depreciation and amortization	—	300	—	214,680	—	214,980
Depletion	—	—	—	15,785	—	15,785
Interest expense	—	25,555	5,732	(4,502)	—	26,785
Intercompany interest expense	415	—	—	41,906	(42,321)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	—	(966)	—	(25,097)	314	(25,749)

Total costs and other deductions	8,934	24,902	5,734	1,769,802	(42,321)	1,767,051

Income from continuing operations before income taxes	477,752	220,406	4,532	859,028	(922,758)	638,960
Income tax (benefit) expense	—	5,853	1,450	153,905	—	161,208

Income from continuing operations, net of tax	477,752	214,553	3,082	705,123	(922,758)	477,752
Income from discontinued operations, net of tax	12,759	12,759	—	25,518	(38,277)	12,759

Net income	$490,511	$227,312	$3,082	$730,641	$(961,035)	$490,511

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$(25,929)	$(168,066)	$(163,530)	$1,139,181	$(158,126)	$623,530

Cash flows from investing activities:
Purchases of investments	—	—	—	(190,509)	—	(190,509)
Sales and maturities of investments	—			399,669	—	399,669
Investment in unconsolidated affiliates	—	—	—	(47,452)	—	(47,452)
Capital expenditures	—	—	—	(743,360)	—	(743,360)
Proceeds from sales of assets and insurance claims	—	—	—	16,998	—	16,998
Cash paid for investments in consolidated affiliates	(7,800)	(150,626)	—	(163,548)	321,974	—

Net cash provided by (used for) investing activities	(7,800)	(150,626)	—	(728,202)	321,974	(564,654)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	15,771	—	15,771
Proceeds from long-term debt	—	575,219	—	—	—	575,219
Debt issuance costs	—	(4,460)	—	—	—	(4,460)
Proceeds from issuance of common shares	53,587	—	—	—	—	53,587
Reduction in long-term debt	—	(171,788)	—	—	—	(171,788)
Repurchase of common shares	—	(87,800)	—	(62,314)	—	(150,114)
Purchase of restricted stock	(11,667)	—	—	—	—	(11,667)
Tax benefit related to the exercise of stock options	—	4,771	—	—	—	4,771
Proceeds from parent contributions	—	—	163,548	158,426	(321,974)	—
Cash dividends paid	—	—	—	(158,126)	158,126	—

Net cash (used for) provided by financing activities	41,920	315,942	163,548	(46,243)	(163,848)	311,319

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,320	—	2,320

Net (decrease) increase in cash and cash equivalents	8,191	(2,750)	18	367,056	—	372,515
Cash and cash equivalents, beginning of period	10,659	2,753	4	517,890	—	531,306

Cash and cash equivalents, end of period	$18,850	$3	$22	$884,946	$—	$903,821

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$(68,675)	$4,553	$(5,484)	$730,475	$(5,484)	$655,385

Cash flows from investing activities:
Purchases of investments	—	—	—	(203,222)	—	(203,222)
Sales and maturities of investments	—	436	—	365,803	—	366,239
Cash paid for acquisitions of businesses, net	—	—	—	(8,391)	—	(8,391)
Investment in unconsolidated affiliates			—	(8,433)	—	(8,433)
Capital expenditures	—	—	—	(1,095,496)	—	(1,095,496)
Proceeds from sales of assets and insurance claims	—	—	—	119,447	—	119,447
Cash paid for investments in consolidated affiliates	—	(5,484)	—	(5,484)	10,968	—

Net cash provided by (used for) investing activities	—	(5,048)	—	(835,776)	10,968	(829,856)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	12,042	—	12,042
Proceeds from issuance of common shares	67,824	—	—	—	—	67,824
Purchase of restricted stock	(1,811)	—	—	—	—	(1,811)
Tax benefit related to the exercise of stock options	—	784	—	—	—	784
Proceeds from parent contributions	—	—	5,484	5,484	(10,968)	—
Cash dividends paid	—	—	—	(5,484)	5,484	—

Net cash (used for) provided by financing activities	66,013	784	5,484	12,042	(5,484)	78,839

Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,822	—	3,822

Net (decrease) increase in cash and cash equivalents	(2,662)	289	—	(89,437)	—	(91,810)
Cash and cash equivalents, beginning of period	14,874	2,394	8	683,273	—	700,549

Cash and cash equivalents, end of period	$12,212	$2,683	$8	$593,836	$—	$608,739

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Subsequent Event

On July 17, 2008, Nabors Delaware completed a private placement of $400 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. These new senior notes were an additional issuance under the indenture pursuant to which Nabors Delaware issued $575 million 6.15% senior notes due 2018 on February 20, 2008 and are subject to the same rates, terms and conditions and together will be treated as a single class of debt securities under the indenture. The $400 million aggregate principal amount of 6.15% senior notes due 2018 was resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The senior notes bear interest at a rate of 6.15% per year, payable semiannually on February 15 and August 15 of each year, beginning August 15, 2008. The senior notes will mature on February 15, 2018. We intend to use the proceeds of the offering for general corporate purposes.

We and Nabors Delaware intend to file a registration statement with the SEC with respect to an offer to exchange the notes for other notes which will be registered and have terms substantially identical in all material respects to these notes pursuant to the applicable registration rights agreement, within 50 days following the original issue date of the notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of June 30, 2008, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of cash flows and of changes in shareholders’ equity for the six-month periods ended June 30, 2008 and 2007. This interim financial information is the responsibility of the Company’s management.

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

Houston, Texas
July 31, 2008

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

Nabors is the largest land drilling contractor in the world, with approximately 548 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 577 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 172 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 36 platform rigs, 13 jack-up units and 4 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities and have 49% ownership interests in joint ventures in the U.S., Canada and International areas.

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

Natural gas prices are the primary drivers of our U.S. Lower 48 Land Drilling and Canadian drilling operations, while oil prices are the primary driver of our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $8.31 per million cubic feet (mcf) during the period from July 1, 2007 through June 30, 2008, up from a $6.87 per mcf average during the period from July 1, 2006 through June 30, 2007. West Texas intermediate spot oil prices (per Bloomberg) averaged $96.97 per barrel during the period from July 1, 2007 through June 30, 2008, up from a $63.40 per barrel average during the period from July 1, 2006 through June 30, 2007.

Operating revenues and earnings from unconsolidated affiliates for the three months ended June 30, 2008 totaled $1.3 billion, representing an increase of $140.2 million, or 12% as compared to the three months ended June 30, 2007 and $2.6 billion for the six months ended June 30, 2008, representing an increase of $187.2 million, or 8% as compared to the six months ended June 30, 2007. Adjusted income derived from operating activities and net income for the three months ended June 30, 2008 totaled $265.9 million and $194.4 million ($.67 per diluted share), respectively, representing decreases of 5% and 15%, respectively, compared to the three months ended June 30, 2007. Adjusted income derived from operating activities and net income for the six months ended June 30, 2008 totaled $553.1 million and $424.9 million ($1.48 per diluted share), respectively, representing decreases of 11% and 13%, respectively, compared to the six months ended June 30, 2007.

The decrease in our adjusted income derived from operating activities during the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 related primarily to our U.S. Lower 48 Land Drilling, Canada Drilling and Well-servicing, U.S. Offshore and our U.S. Land Well-servicing operations, where activity levels have decreased despite higher natural gas prices and higher oil prices. Operating results were further negatively impacted by higher levels of depreciation expense due to our capital expenditures. Partially offsetting the decreases in our adjusted income derived from operating activities were the increases in operating results from our International operations, driven by continuing high oil prices.

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

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)		2008	2007	(Decrease)

Reportable segments:
Operating revenues and Earnings from unconsolidated affiliates from continuing operations(1) :
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$438,848	$426,787	$12,061	3%	$845,909	$879,383	$(33,474)	(4)%
U.S. Land Well-servicing	182,222	182,410	(188)	(0)%	353,363	364,628	(11,265)	(3)%
U.S. Offshore	65,723	60,316	5,407	9%	117,178	116,091	1,087	1%
Alaska	45,114	36,777	8,337	23%	99,483	84,613	14,870	18%
Canada	67,782	75,088	(7,306)	(10)%	246,634	268,368	(21,734)	(8)%
International	342,892	261,262	81,630	31%	646,464	485,744	160,720	33%

Subtotal Contract Drilling(3)	1,142,581	1,042,640	99,941	10%	2,309,031	2,198,827	110,204	5%
Oil and Gas(4)(5)	11,352	18,110	(6,758)	(37)%	25,392	31,239	(5,847)	(19)%
Other Operating Segments(6)(7)	172,865	140,024	32,841	23%	338,647	270,374	68,273	25%
Other reconciling items(8)	(48,431)	(62,654)	14,223	23%	(99,296)	(113,866)	14,570	13%

Total	$1,278,367	$1,138,120	$140,247	12%	$2,573,774	$2,386,574	$187,200	8%

Adjusted income (loss) derived from operating activities from continuing operations(1)(9):
Contract Drilling:
U.S. Lower 48 Land Drilling	$134,322	$154,667	$(20,345)	(13)%	$261,193	$327,593	$(66,400)	(20)%
U.S. Land Well-servicing	31,468	40,105	(8,637)	(22)%	61,854	83,461	(21,607)	(26)%
U.S. Offshore	17,983	19,206	(1,223)	(6)%	24,441	34,255	(9,814)	(29)%
Alaska	13,466	8,225	5,241	64%	31,249	24,792	6,457	26%
Canada	(14,326)	(7,992)	(6,334)	(79)%	27,647	45,136	(17,489)	(39)%
International	101,752	85,409	16,343	19%	192,402	151,427	40,975	27%

Subtotal Contract Drilling(3)	284,665	299,620	(14,995)	(5)%	598,786	666,664	(67,878)	(10)%
Oil and Gas(4)(5)	(1,645)	3,374	(5,019)	(149)%	(6,497)	4,502	(10,999)	(244)%
Other Operating Segments(6)	19,006	6,739	12,267	182%	31,440	18,333	13,107	71%
Other reconciling items(10)	(36,117)	(29,201)	(6,916)	(24)%	(70,667)	(68,940)	(1,727)	(3)%

Total	265,909	280,532	(14,623)	(5)%	553,062	620,559	(67,497)	(11)%
Interest expense	(21,676)	(13,733)	(7,943)	(58)%	(39,785)	(26,785)	(13,000)	(49)%
Investment income (loss)	25,057	(9,272)	34,329	370%	51,239	19,437	31,802	164%
(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net	(3,158)	39,634	(42,792)	(108)%	(11,255)	25,749	(37,004)	(144)%

Income from continuing operations before income taxes	$266,132	$297,161	$(31,029)	(10)%	$553,261	$638,960	$(85,699)	(13)%

Rig activity:
Rig years:(11)
U.S. Lower 48 Land Drilling	242.3	228.5	13.8	6%	234.0	235.7	(1.7)	(1)%
U.S. Offshore	17.1	17.6	(0.5)	(3)%	16.6	17.4	(0.8)	(5)%
Alaska	10.4	8.8	1.6	18%	10.5	9.1	1.4	15%
Canada	16.9	18.5	(1.6)	(9)%	33.1	38.2	(5.1)	(13)%
International(12)	121.5	117.1	4.4	4%	119.6	114.4	5.2	5%

Total rig years	408.2	390.5	17.7	5%	413.8	414.8	(1.0)	0%

Rig hours: (13)
U.S. Land Well-servicing	272,101	291,430	(19,329)	(7)%	531,578	590,518	(58,940)	(10)%
Canada Well-servicing	40,257	41,613	(1,356)	(3)%	119,394	139,201	(19,807)	(14)%

Total rig hours	312,358	333,043	(20,685)	(6)%	650,972	729,719	(78,747)	(11)%

(1)	All segment information excludes the Sea Mar business, which has been classified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $2.8 million and $.7 million for the three months ended June 30, 2008 and 2007, respectively, and $9.6 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively.

(4)	Represents our oil and gas exploration, development and production operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(6.7) million and $(.8) million for the three months ended June 30, 2008 and 2007, respectively, and $(24.6) million and $(.8) million for the six months ended June 30, 2008 and 2007, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(.1) million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively, and $6.6 million and $14.2 million for the six months ended June 30, 2008 and 2007, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, and depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(12)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 4.0 years during the three and six months ended June 30, 2008 and 2007.

(13)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$438,848	$426,787	$12,061	3%	$845,909	$879,383	$(33,474)	(4)%
Adjusted income derived from operating activities	$134,322	$154,667	$(20,345)	(13)%	$261,193	$327,593	$(66,400)	(20)%
Rig years	242.3	228.5	13.8	6%	234.0	235.7	(1.7)	(1)%

The decrease in operating results during the three months ended June 30, 2008 compared to the prior year period is due to higher drilling rig operating costs and an increase in depreciation expense related to capital expansion projects. The decrease is only partially offset by increases in drilling activity and slightly higher average dayrates due to rising natural gas prices.

The decrease in operating results during the six months ended June 30, 2008 compared to the prior year period is due to higher drilling rig operating costs, as discussed above, and slightly lower drilling activity and lower average dayrates.

U.S. Land Well-servicing.  The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$182,222	$182,410	$(188)	(0)%	$353,363	$364,628	$(11,265)	(3)%
Adjusted income derived from operating activities	$31,468	$40,105	$(8,637)	(22)%	$61,854	$83,461	$(21,607)	(26)%
Rig hours	272,101	291,430	(19,329)	(7)%	531,578	590,518	(58,940)	(10)%

Operating results decreased during the three and six months ended June 30, 2008 over the prior year periods due to lower rig utilization, higher operating costs and higher depreciation expense related to capital expansion projects completed during 2007. These decreases were partially offset by slightly higher dayrates and improved earnings derived from our fluid transportation and rental and fishing services.

U.S. Offshore.  The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$65,723	$60,316	$5,407	9%	$117,178	$116,091	$1,087	1%
Adjusted income derived from operating activities	$17,983	$19,206	$(1,223)	(6)%	$24,441	$34,255	$(9,814)	(29)%
Rig years	17.1	17.6	(0.5)	(3)%	16.6	17.4	(0.8)	(5)%

Operating revenues and Earnings from unconsolidated affiliates increased during the three and six months ended June 30, 2008 as compared to the prior year periods as a result of sustained higher oil prices and increased utilization for our MASE and Platform Workover Drilling rigs partially offset by lower average dayrates and utilization of our jackup and barge rigs.

Adjusted income derived from operating activities decreased during the three and six months ended June 30, 2008 as compared to the prior year periods primarily as a result of increased depreciation expense relating to new rigs added to the fleet in early 2007.

Alaska.  The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$45,114	$36,777	$8,337	23%	$99,483	$84,613	$14,870	18%
Adjusted income derived from operating activities	$13,466	$8,225	$5,241	64%	$31,249	$24,792	$6,457	26%
Rig years	10.4	8.8	1.6	18%	10.5	9.1	1.4	15%

The increase in operating results during the three and six months ended June 30, 2008 as compared to the prior year periods is primarily due to increases in average dayrates, driven by higher oil prices. Drilling activity levels have increased as a result of increased customer demand and the deployment and utilization of additional rigs added in late 2007.

Canada.  The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$67,782	$75,088	$(7,306)	(10)%	$246,634	$268,368	$(21,734)	(8)%
Adjusted (loss) income derived from operating activities	$(14,326)	$(7,992)	$(6,334)	(79)%	$27,647	$45,136	$(17,489)	(39)%
Rig years	16.9	18.5	(1.6)	(9)%	33.1	38.2	(5.1)	(13)%
Rig hours	40,257	41,613	(1,356)	(3)%	119,394	139,201	(19,807)	(14)%

The decrease in operating results during the three and six months ended June 30, 2008 as compared to the prior year periods resulted from an overall decrease in drilling and well-servicing dayrates and activity due to lower customer demand for drilling and well-servicing operations. Our operating results for the three and six months ended June 30, 2008 were further negatively impacted by proposed changes to the Alberta royalty and tax regime causing customers to assess the impact of such changes. The continued strengthening of the Canadian dollar versus the U.S. dollar positively impacted operating results in both current and prior year quarter when translated to U.S. dollar equivalents, but negatively impacted demand for our services as much of our customers revenue is denominated in U.S. dollars while their costs are denominated in Canadian dollars. Additionally, operating results were negatively impacted by increased depreciation expense related to capital expansion projects completed during 2007.

International.  The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$342,892	$261,262	$81,630	31%	$646,464	$485,744	$160,720	33%
Adjusted income derived from operating activities	$101,752	$85,409	$16,343	19%	$192,402	$151,427	$40,975	27%
Rig years	121.5	117.1	4.4	4%	119.6	114.4	5.2	5%

The increase in operating results during the three and six months ended June 30, 2008 as compared to the prior year periods resulted from increases in average dayrates and drilling activities, reflecting strong customer demand for drilling services, stemming from higher oil prices. The increases in operating results were also positively impacted from an expansion of our rig fleet and continuing renewal of existing multi-year contracts at higher average dayrates.

Oil and Gas

This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$11,352	$18,110	$(6,758)	(37)%	$25,392	$31,239	$(5,847)	(19)%
Adjusted (loss) income derived from operating activities	$(1,645)	$3,374	$(5,019)	(149)%	$(6,497)	$4,502	$(10,999)	(244)%

Our operating results decreased during the three and six months ended June 30, 2008 as compared to the prior year periods as a result of losses of $6.7 million and $24.6 million for each period, respectively, from the joint ventures which commenced operations in mid-2007. These losses resulted from accelerated depletion charges that were recorded by our joint ventures resulting from lower than expected performance of certain oil and gas developmental wells and mark-to-market unrealized losses from derivative instruments representing forward gas sales through swaps and price floor guarantees utilizing puts. Effective May 2008 our joint ventures apply hedge accounting to their subsequent forward contracts to minimize the volatility in unrealized earnings caused by market price fluctuations of the underlying hedged commodities. Partially offsetting these losses was a $12.3 million gain on the sale of certain leasehold interests in the first quarter of 2008 and increases in production volumes and from oil and gas production sales due to higher oil and gas prices.

Other Operating Segments

These operations include our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$172,865	$140,024	$32,841	23%	$338,647	$270,374	$68,273	25%
Adjusted income derived from operating activities	$19,006	$6,739	$12,267	182%	$31,440	$18,333	$13,107	71%

The increase in operating results during the three and six months ended June 30, 2008 as compared to the prior year periods resulted from (i) increased third party sales and higher margins of top drives driven by the strengthening of the oil drilling market and increased equipment sales; (ii) increased market share in the Canadian directional drilling market partially offset by slightly lower demand in the U.S. directional drilling market and (iii) increases in customer demand for our construction and logistics services in Alaska.

Discontinued Operations

During the third quarter of 2007 we sold our Sea Mar business which had previously been included in Other Operating Segments to an unrelated third party. The assets included 20 offshore supply vessels and certain related assets, including a right under a vessel construction contract. The operating results of this business for all periods presented are retroactively presented and accounted for as discontinued operations in the accompanying unaudited consolidated statements of income. Our condensed statements of income from discontinued operations related to the Sea Mar business for the three and six months ended June 30, 2008 and 2007 were as follows:

Condensed Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(In thousands)

Revenues from discontinued operations	$—	$28,089	$—	$52,719

Income from discontinued operations	$—	$12,464	$—	$21,240

Income tax expense	—	4,977	—	8,481

Income from discontinued operations, net of tax	$—	$7,487	$—	$12,759

Other Financial Information

General and administrative expenses

Three Months Ended	Six Months Ended
June 30,	Increase	June 30,	Increase
2008	2007	(Decrease)	2008	2007	(Decrease)
(In thousands, except percentages)

General and administrative expenses	$116,914	$99,952	$16,962	17%	$228,235	$213,849	$14,386	7%
General and administrative expenses as a percentage of operating revenues	9.1%	8.8%	.3%	3.4%	8.8%	9.0%	(0.2)%	(2.2)%

General and administrative expenses increased during the three months ended June 30, 2008 as compared to the prior year period primarily as a result of increases of $13.4 million in wages and burden for a majority of our operating segments, including a $5.1 million increase in corporate compensation expense, which primarily resulted from higher bonus accruals and non-cash compensation expenses recorded for restricted stock awards during 2008.

General and administrative expenses increased during the six months ended June 30, 2008 as compared to the prior year period as a result of increases in wages and burden of $20.1 million for a majority of our operating segments including an increase of $7.1 million in corporate compensation expenses as discussed above. These increases were partially offset by decreases in professional fees of $5.2 million and employee related taxes of $3.6 million incurred in the first quarter of 2007 in connection with the 2006 review of the Company’s employee stock option granting practices.

Depreciation and amortization, and depletion expense

Three Months Ended	Six Months Ended
June 30,	Increase	June 30,	Increase
2008	2007	(Decrease)	2008	2007	(Decrease)
(In thousands, except percentages)

Depreciation and amortization expense	$148,023	$111,372	$36,651	33%	$283,501	$214,980	$68,521	32%
Depletion expense	$7,343	$9,160	$(1,817)	(20)%	$21,028	$15,785	$5,243	33%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three and six months ended June 30, 2008 compared to the prior year periods as a result of capital expenditures made throughout 2007 and 2008.

Depletion expense.  Depletion expense increased during the six months ended June 30, 2008 compared to the prior year period as a result from higher costs and increased units-of-production depletion.

Interest expense

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages)

Interest expense	$21,676	$13,733	$7,943	58%	$39,785	$26,785	$13,000	49%

Interest expense increased during the three and six months ended June 30, 2008 compared to the prior year periods as a result of the additional interest expense related to our February 2008 issuance of $575 million 6.15% senior notes due 2018.

Investment income (loss)

	Three Months				Six Months Ended
	Ended June 30,		Increase		June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages)

Investment income (loss)	$25,057	$(9,272)	$34,329	370%	$51,239	$19,437	$31,802	164%

Investment income (loss) for the three months ended June 30, 2008 included interest income of $11.6 million, gains of $13.3 million from our trading securities and income of $.1 million from our other short-term and long-term investments. Investment income (loss) for the six months ended June 30, 2008 totaled $51.2 million and included a gain of $44.6 million from our trading securities partially offset by a loss from our short-term and long-term investments. Investment income (loss) during the three months ended June 30, 2007 was a net loss of $9.3 million which reflected a net loss of $19 million from the portion of our investment portfolio that was comprised of marketable equity securities classified as short-term investments and actively managed funds classified as long-term investments. Investment income for the six months ended June 30, 2007 totaled $19.4 million and included a $3.0 million net loss from the investment portfolio described above.

(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net

	Three Months				Six Months
	Ended June 30,		Increase		Ended June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)
(In thousands, except percentages)

(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net	$(3,158)	$39,634	$(42,792)	(108)%	$(11,255)	$25,749	$(37,004)	(144)%

The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the three months ended June 30, 2008 includes losses on retirements and impairment charges on long-lived assets of approximately $6.1 million partially offset by a gain of $1.5 million on a derivative contract related to an interest rate swap. For the six months ended June 30, 2008, the amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net included losses on retirements and impairment charges on long-lived assets of approximately $10.5 million and increases to litigation reserves of $1.7 million. The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the three and six months ended June 30, 2007 included a $38 million gain on the sale of three accommodation jackups. Additionally for the six months ended June 30, 2007, the Company recorded losses on long-lived assets of approximately $8 million and increases to litigation reserves of $7.9 million.

Income tax rate

	Three Months				Six Months
	Ended June 30,		Increase		Ended June 30,		Increase
	2008	2007	(Decrease)		2008	2007	(Decrease)

Effective Tax Rate from continuing operations	27.0%	25.7%	1.3%	5.1%	23.2%	25.2%	(2.0)%	(7.9)%

The increase in our effective income tax rate during the three months ended June 30, 2008 is a result from a higher proportion of our taxable income being generated in the U.S. The decrease in our effective income tax rate during the six months ended June 30, 2008 compared to the prior year period is a result of reductions to certain foreign tax accruals and a decrease in the proportion of income generated in the U.S. versus the international jurisdictions in which we operate. Income generated in the U.S. is generally taxed at a higher rate than international jurisdictions.

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

We expect our effective tax rate during 2008 to be in the 24-26% range. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. One of the most volatile factors in this determination is the relative proportion of our income being recognized in high versus low tax jurisdictions.

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2008 and 2007.

Operating Activities  Net cash provided by operating activities totaled $623.5 million during the six months ended June 30, 2008 compared to net cash provided by operating activities of $655.4 million during the prior year period. During the six months ended June 30, 2008 and 2007, net income was increased for non-cash items, such as depreciation and amortization, and depletion, and was reduced for changes in our working capital and other balance sheet accounts.

Investing Activities  Net cash used for investing activities totaled $564.7 million during the six months ended June 30, 2008 compared to net cash used for investing activities of $829.9 million during the prior year period. During the six months ended June 30, 2008 and 2007, cash was primarily used for capital expenditures totaling $.7 billion and $1.1 billion, respectively. During the six months ended June 30, 2008 and 2007, cash was provided by sales of investments, net of purchases, totaling $209.2 million and $163.0 million, respectively.

Financing Activities  Net cash provided by financing activities totaled $311.3 million during the six months ended June 30, 2008 while net cash provided by financing activities totaled $78.8 million during the prior year period. During the six months ended June 30, 2008, cash was used to redeem a portion of our $700 million zero coupon senior exchangeable notes due 2023 totaling $171.8 million and for repurchases of our common shares in the open market for $150.1 million and cash was provided by approximately $570.8 million in net proceeds from the issuance of our $575 million 6.15% senior notes due 2018, net of debt issuance costs. During the six months ended June 30, 2008 and 2007, cash was provided by our receipt of proceeds totaling $53.6 million and $67.8 million, respectively, from the exercise of options to acquire our common shares by our employees.

Future Cash Requirements

As of June 30, 2008, we had long-term debt, including current maturities, of $4.4 billion and cash and cash equivalents and investments of $1.5 billion, including $239.9 million of long-term investments and other receivables and $34.4 million in cash proceeds receivable from the sale of certain investment securities that is included in other current assets.

In May 2008 Nabors Delaware called for redemption all of its $700 million zero coupon senior exchangeable notes due 2023 and paid cash of $171.8 million and $528.2 million to the noteholders in June 2008 and July 2008, respectively. The total amount paid to effect the redemption and related exchange was $700 million in cash and an issue of approximately 5.25 million of our treasury shares with a fair value of $249.8 million, the price equal to the principal amount of the notes plus the excess of the exchange value of the notes over their principal amount.

In June 2008 Nabors Delaware called for redemption the full $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 and in July 2008, paid cash of $60.6 million; equal to the issue price of $50.4 million plus accrued original issue discount of $10.2 million.

Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due 2011 provide that upon an exchange of these notes, it will be required to pay holders of the notes cash up to the principal amount of the notes and our common shares for any amount that the exchange value of the notes exceeds the principal amount of the notes. The notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate for the notes; or upon the occurrence of specified corporate transactions set forth in the indenture.

As of June 30, 2008, we had outstanding purchase commitments of approximately $410.8 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $1.8-2.0 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs have resulted in an expansion in the number of drilling and well-servicing rigs that we own and operate and consist primarily of land drilling and well-servicing rigs. Our continued expansion of our capital expenditure programs to build new state-of-the-art drilling rigs is expected to impact a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, Alaska, Canada and International operations.

On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a new joint venture, NFR Energy LLC (“NFR”), to invest in oil and gas exploration opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially made a non-binding commitment to fund its proportionate share of $1.0 billion in equity. During 2007, joint venture operations in the U.S., Canada and International areas, were divided among three separate joint venture entities, including NFR, Stone Mountain Ventures Partnership (“Stone Mountain”) and Remora Energy International LP (“Remora”), respectively. We hold a 49% ownership interest in these joint ventures. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. As of June 30, 2008, we had made capital contributions of approximately $320.3 million to our joint venture operations with First Reserve.

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

In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through June 30, 2008, approximately $346.3 million of our common shares had been repurchased under this program. As of June 30, 2008, we had $153.7 million of shares that still may be purchased under the July 2006 share repurchase program.

Our 2007 Annual Report on Form 10-K includes our contractual cash obligations table as of December 31, 2007. As a result of the issuance of Nabors Delaware’s $575 million 6.15% senior notes due 2018 (see Note 5) on February 20, 2008 and the redemptions settled in July 2008 of Nabors Delaware’s $700 million zero coupon senior exchangeable notes due 2023 and $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 (see Note 5), we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to commitments as of June 30, 2008:

	Payments due by Period
	Total	< 1 Year		1-3 Years		3-5 Years		Thereafter
(In thousands)

Contractual cash obligations:
Long-term debt:
Principal	$4,413,767	$588,767	(1)	$2,975,000	(2)	$275,000	(3)	$575,000	(4)
Interest	514,144	86,963		157,472		92,897		176,812

Total contractual cash obligations	$4,927,911	$675,730		$3,132,472		$367,897		$751,812

(1)	Represents the remaining portion of Nabors Delaware’s $700 million zero coupon senior exchangeable notes as of June 30, 2008 and Nabors Delaware’s $82.8 million aggregate principal amount at maturity of its zero coupon senior debentures due 2021. In May 2008 Nabors Delaware called for redemption all of its $700 million zero coupon senior exchangeable notes due 2023 and paid cash of $171.8 million and $528.2 million to the noteholders in June 2008 and July 2008, respectively. In June 2008 Nabors Delaware called for redemption the full $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 and in July 2008, paid cash of $60.6 million, an amount equal to the carrying value.

(2)	Represents Nabors Delaware’s $225 million 4.875% senior notes due August 2009 and Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due 2011.

(3)	Represents Nabors Delaware’s $275 million 5.375% senior notes due 2012.

(4)	Represents Nabors Delaware’s $575 million 6.15% senior notes due February 2018.

On July 17, 2008, Nabors Delaware completed a private placement of $400 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. These notes are not included in the above contractual obligations table as the notes were issued subsequent to June 30, 2008. Other than our debt transactions included in the contractual obligations table and our transaction in July 2008, there have been no other significant changes to the contractual cash obligations information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of June 30, 2008, we had cash and cash equivalents and investments of $1.5 billion (including $239.9 million of long-term investments and other receivables and $34.4 million in cash proceeds receivable from the sale of certain investment securities that is included in other current assets) and working capital of $1.4 billion. This compares to cash and cash equivalents and investments of $1.2 billion (including $359.5 million of long-term investments and other receivables and $53.1 million in cash proceeds receivable) and working capital of $711.0 million as of December 31, 2007.

Our gross funded debt to capital ratio was 0.45:1 as of June 30, 2008 and 0.44:1 as of December 31, 2007. Our net funded debt to capital ratio was 0.35:1 as of June 30, 2008 and 0.36:1 as of December 31, 2007. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and

(3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments and other receivables. Capital is defined as shareholders’ equity. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. The net funded debt to capital ratio is not a measure of operating performance or liquidity defined by accounting principles generally accepted in the United States of America and may not be comparable to similarly titled measures presented by other companies.

Long-term investments consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Our other receivables classified as long-term investments include our financing agreements for production payments contracts. Our interest coverage ratio from continuing operations was 25.7:1 as of June 30, 2008, compared to 32.5:1 as of December 31, 2007. The interest coverage ratio is a trailing twelve-month computation of the sum of income from continuing operations before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. The interest coverage ratio from continuing operations is not a measure of operating performance or liquidity defined by accounting principles generally accepted in the United States of America and may not be comparable to similarly titled measures presented by other companies.

We have four letter of credit facilities with various banks as of June 30, 2008. Availability and borrowings under our credit facilities as of June 30, 2008 are as follows:

(In thousands)

Credit available	$267,045
Letters of credit outstanding	236,298

Remaining availability	$30,747

We have a shelf registration statement on file with the SEC to allow us to offer, from time to time, up to $700 million in debt securities, guarantees of debt securities, preferred shares, depository shares, common shares, share purchase contracts, share purchase units and warrants. We currently have not issued any securities registered under this registration statement.

Our current cash and cash equivalents, investments and projected cash flows generated from current operations are expected to more than adequately finance our purchase commitments, our debt service requirements, and all other expected cash requirements for the next twelve months. However, as discussed under Future Cash Requirements above, the $2.75 billion 0.94% senior exchangeable notes due 2011 can be exchanged when the price of our shares exceeds $59.57 for the required period of time, resulting in our payment of the principal amount of the notes, or $2.75 billion in cash.

On July 25, 2008, the market price for our shares closed at $39.63. If the market price threshold of $59.57 for Nabors Delaware’s our $2.75 billion 0.94% senior exchangeable notes due 2011 was exceeded and the notes were exchanged at a purchase price equal to 100% of the principal amount of the notes, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes on the open market. However, there can be no assurance that the holders would not exchange the notes. If the notes were exchanged, management believes, in addition to our current cash and cash equivalents and investments, that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligations that might arise upon exchange of these notes and that any cash payment due of this magnitude, in addition to our other cash obligations, will not ultimately have a material adverse impact on our liquidity or financial position. Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Dominion Bond Rating Service (“DBRS”), Fitch Ratings, Moody’s Investor Service and Standard & Poor’s, which are currently “BBB+”, “A−”, “A3” and “BBB+”, respectively, and our historical ability to access those markets as needed.

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

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The adoption of SFAS No. 159 did not have a material impact on our consolidated results of operations or financial condition as we have not elected to apply the provisions to our financial instruments or other eligible items that are not currently required to be measured at fair value.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133 (“SFAS No. 161”)”. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

In May 2008 the Financial Accounting Standards Board issued Staff Position (“FSP”) APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The FSP requires that convertible debt instruments be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents a debt discount which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. The FSP will be effective for Nabors’ financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will be applied retrospectively to all convertible debt instruments within its scope that are outstanding for any period presented in such financial statements. We intend to adopt the FSP on January 1, 2009 on a retrospective basis and apply it to our applicable convertible debt instruments. Although we are currently evaluating the impact that this FSP will have on our consolidated financial statements, we believe that the retrospective application of the FSP will have a significant effect in reducing reported net income and diluted earnings per share for the years ended December 31, 2007 and 2008. In addition, we believe net income and diluted earnings per share is expected to be materially reduced in future years in which our $2.75 billion senior exchangeable notes due May 2011 are included in our consolidated financial statements. After adopting this FSP, we currently estimate that we will record additional non-cash interest expense, net of capitalized interest, which will reduce our pre-tax income by approximately $100-110 million and reduce net income by approximately $60-70 million for the year ended December 31, 2009.

Critical Accounting Estimates

We disclosed our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2007. No significant changes have occurred to those policies except our adoption of SFAS No. 157 effective January 1, 2008. SFAS No. 157, requires enhanced disclosures about assets and liabilities carried at fair value. The following financial assets and liabilities are recorded at fair value as of June 30, 2008: (1) short-term investments and (2) derivative contracts.

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

On February 6, 2007, a purported shareholder derivative action entitled Kenneth H. Karstedt v. Eugene M. Isenberg, et al was filed in the United States District Court for the Southern District of Texas against the Company’s officers and directors, and against the Company as a nominal defendant. The complaint alleged that stock options were priced retroactively and were improperly accounted for, and alleged various causes of action based on that assertion. The complaint sought, among other things, payment by the defendants to the Company of damages allegedly suffered by it and disgorgement of profits. On March 5, 2007, another purported shareholder derivative action entitled Gail McKinney v. Eugene M. Isenberg, et al was also filed in the United States District Court for the Southern District of Texas. The complaint made substantially the same allegations against the same defendants and sought the same elements of damages. The two derivative actions were consolidated into one proceeding. On December 31, 2007, the Company and the individual defendants agreed with the plaintiffs-shareholders to settle the derivative action. Under the terms of the proposed settlement, the Company and the individual defendants have implemented or will implement certain corporate governance reforms and adopt certain modifications to our equity award policy and our Compensation Committee charter. The Company and its insurers have agreed to pay up to $2.85 million to plaintiffs’ counsel for their attorneys’ fees and the reimbursement of their expenses and costs. The Court granted preliminary approval of the settlement on March 13, 2008. On May 14, 2008, following shareholder notification, the Court granted final approval of the proposed settlement.

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. Our Audit Committee of the Board of Directors has engaged outside counsel to review certain transactions with this vendor, which provides freight forwarding and customs clearance services. Both the U.S. Securities and Exchange Commission and the U.S. Department of Justice have been advised of the Company’s investigation. The ultimate outcome of this review or the effect of implementing any further measures which may be necessary to ensure full compliance with the applicable laws cannot be determined at this time.

Item 1A.	Risk Factors

There have been no material changes during the three and six months ended June 30, 2008 in our “Risk Factors” as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2008, Nabors Delaware completed a private placement of $400 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. These new senior notes were an additional issuance under the indenture pursuant to which Nabors Delaware issued $575 million 6.15% senior notes due 2018 on February 20, 2008 and are subject to the same rates, terms and conditions and together will be treated as a single class of debt securities under the indenture. The issue of senior notes was reoffered by Citigroup Global Markets Inc. and UBS Securities LLC (collectively, the initial purchasers), to qualified institutional buyers under Rule 144A of the Securities Act. The notes bear interest at a rate of 6.15% per year, payable semiannually on February 15 and August 15 of each year, beginning August 15, 2008. Nabors and Nabors Delaware will file a registration statement on Form S-4 under the Securities Act covering both the 6.15% Notes due 2018 issued in the February 2008 offering and the 6.15% Notes due 2018 issued in the July 2008 offering. We intend to use the proceeds of the offering for general corporate purposes. See Note 14 to our accompanying unaudited consolidated financial statements for discussion of this transaction.

Copies of the Indenture and Registration Rights Agreement relating to the notes are included as exhibits to this Quarterly Report on Form 10-Q. We intend to (1) file a registration statement or amendment to the registration statement on Form S-4 filed on May 20, 2008 relating to Nabors Delaware’s $575 million 6.15% senior notes due 2018 with the SEC with respect to an offer to exchange the notes for other notes which will be registered and have terms substantially identical in all material respects to these notes, except that the exchange notes will not contain terms with respect to transfer restrictions or payment of additional interest, within 50 days after July 17, 2008, (2) use our reasonable best efforts to cause the exchange offer registration statement to become effective under the Securities Act by September 10, 2008 and (3) commence and complete the exchange offer by October 20, 2008.

The following table provides information relating to Nabors’ repurchase of common shares during the three months ended June 30, 2008 (in thousands, except average price paid per share):

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased as	that May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Program	Program(1)

May 1, 2008 — May 31, 2008	1,994	$41.77	1,994	$216,352
June 1, 2008 — June 30, 2008	1,506	$41.60	1,506	$153,696

(1)	Our Board of Directors in July 2006 authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through June 30, 2008, approximately $346.3 million of our common shares have been repurchased under this program. As of June 30, 2008, we had $153.7 million of shares that still may be purchased under the July 2006 share repurchase program.

No shares were purchased during the period of April 1 to April 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2008 Annual General Meeting of Shareholders of Nabors Industries Ltd. held June 3, 2008, holders of 267,404,003 shares were present in person or by proxy, constituting 86.97% of the outstanding shares of Nabors entitled to vote as of the Record Date for the Annual Meeting, which includes both common shares and the preferred share voting on behalf of holders of common shares of Nabors Exchangeco (Canada) Inc. The matters voted upon at the annual meeting were:

Election of three Class II Directors.  The shareholders elected three Class II Directors to serve for three year terms, expiring in 2011:

Anthony G. Petrello Votes cast in favor:	262,741,833
Votes withheld:	4,662,170
Myron M. Sheinfeld Votes cast in favor:	248,868,931
Votes withheld:	18,535,072
Martin J. Whitman Votes cast in favor:	248,217,373
Votes withheld:	19,186,630

Class III Directors, Eugene M. Isenberg and William T. Comfort, continued in office with a term expiring in 2009. Class I Directors, Alexander M. Knaster, James L. Payne and Hans W. Schmidt continued in office with terms expiring in 2010.

Appointment of Independent Auditors:  The shareholders appointed PricewaterhouseCoopers LLP as independent auditors of Nabors, and authorized the Audit Committee of the Board of Directors to set the auditors’ remuneration:

Appointment of PricewaterhouseCoopers as Independent Auditors
Votes cast in favor:	264,267,417
Votes cast against:	920,077
Votes abstaining:	2,216,509

Shareholder Proposal:  The shareholders requested that the Board of Director’s Executive Compensation Committee establish a Pay for Superior Performance principle in the Company’s executive compensation plan for senior executives.

Votes cast in favor:	68,369,732
Votes cast against:	153,567,888
Votes abstaining:	2,614,281

Shareholder Proposal:  The shareholders requested that the Board of Director’s Executive Compensation Committee establish a policy that the Company will not make or promise to make its senior executives any tax gross-up payment, except as provided pursuant to a benefit plan or existing contractual obligation of the Company.

Votes cast in favor:	77,131,927
Votes cast against:	104,194,933
Votes abstaining:	43,104,414

Item 6.	Exhibits

Exhibit Index

4.20	Purchase Agreement, dated July 17, 2008, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed July 1, 2008).
4.21	Registration Rights Agreement, dated July 22, 2008, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed July 1, 2008).
15	Awareness Letter of Independent Accountants.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and Chief Executive Officer

By:	/s/ Bruce P. Koch
Bruce P. Koch
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 1, 2008

Exhibit Index

4.20	Purchase Agreement, dated July 17, 2008, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed July 1, 2008).
4.21	Registration Rights Agreement, dated July 22, 2008, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed July 1, 2008).
15	Awareness Letter of Independent Accountants.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.