Form 10-Q
period 2008-09-30
NABORS INDUSTRIES LTD
filed 2008-10-31
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of common shares, par value $.001 per share, outstanding as of October 24, 2008 was 284,574,336. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 104,520 exchangeable shares outstanding as of October 24, 2008 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$621,495	$531,306
Short-term investments	216,633	235,745
Accounts receivable, net	1,161,426	1,039,238
Inventory	129,079	133,786
Deferred income taxes	23,737	12,757
Other current assets	215,531	252,280

Total current assets	2,367,901	2,205,112
Long-term investments and other receivables	229,567	359,534
Property, plant and equipment, net	7,166,048	6,632,612
Goodwill	354,517	368,432
Other long-term assets	657,744	537,692

Total assets	$10,775,777	$10,103,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$224,825	$700,000
Trade accounts payable	353,378	348,524
Accrued liabilities	339,225	348,515
Income taxes payable	174,650	97,093

Total current liabilities	1,092,078	1,494,132
Long-term debt	3,986,722	3,306,433
Other long-term liabilities	256,517	246,714
Deferred income taxes	443,846	541,982

Total liabilities	5,779,163	5,589,261

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 309,478 and 305,458, respectively	309	305
Capital in excess of par value	1,693,777	1,710,036
Accumulated other comprehensive income	273,407	322,635
Retained earnings	3,994,246	3,359,080
Less: treasury shares, at cost, 28,413 and 26,122 common shares, respectively	(965,125)	(877,935)

Total shareholders’ equity	4,996,614	4,514,121

Total liabilities and shareholders’ equity	$10,775,777	$10,103,382

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Revenues and other income:
Operating revenues	$1,454,562	$1,250,299	$4,036,820	$3,620,996
Earnings (losses) from unconsolidated affiliates	7,933	2,689	(551)	18,566
Investment income (loss)	(22,235)	(27,466)	29,004	(8,029)

Total revenues and other income	1,440,260	1,225,522	4,065,273	3,631,533

Costs and other deductions:
Direct costs	805,533	722,058	2,293,481	2,043,459
General and administrative expenses	122,648	105,975	350,883	319,824
Depreciation and amortization	161,340	125,089	444,841	340,069
Depletion	7,656	12,533	28,684	28,318
Interest expense	25,506	13,450	65,291	40,235
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	10,875	30,524	22,130	4,775

Total costs and other deductions	1,133,558	1,009,629	3,205,310	2,776,680

Income from continuing operations before income taxes	306,702	215,893	859,963	854,853

Income tax expense:
Current	83,501	4,211	222,553	164,038
Deferred	12,902	15,919	2,244	17,300

Total income tax expense	96,403	20,130	224,797	181,338

Income from continuing operations, net of tax	210,299	195,763	635,166	673,515
Income from discontinued operations, net of tax	—	22,265	—	35,024

Net income	$210,299	$218,028	$635,166	$708,539

Earnings per share:
Basic from continuing operations	$.75	$.70	$2.28	$2.42
Basic from discontinued operations	—	.08	—	.12

Total Basic	$.75	$.78	$2.28	$2.54

Diluted from continuing operations	$.73	$.68	$2.21	$2.35
Diluted from discontinued operations	—	.08	—	.12

Total Diluted	$.73	$.76	$2.21	$2.47

Weighted-average number of common shares outstanding:
Basic	279,373	280,152	278,225	278,782
Diluted	287,590	287,969	287,468	286,894
The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$635,166	$708,539
Adjustments to net income:
Depreciation and amortization	444,841	344,415
Depletion	28,684	28,318
Deferred income tax (benefit) expense	2,244	(19,139)
Deferred financing costs amortization	5,983	6,264
Pension liability amortization and adjustments	210	280
Discount amortization on long-term debt	1,400	1,465
Amortization of loss on hedges	402	414
Losses (gains) on long-lived assets, net	15,271	(252)
Losses on investments, net	6,105	40,383
Gain on disposition of Sea Mar business	—	(49,500)
Losses on derivative instruments	277	194
Share-based compensation	32,851	24,686
Foreign currency transaction gains, net	(2,146)	(3,073)
Equity in losses (earnings) of unconsolidated affiliates, net of dividends	7,299	(6,979)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(139,676)	88,892
Inventory	3,313	(25,851)
Other current assets	(32,523)	(67,347)
Other long-term assets	(37,930)	(147,573)
Trade accounts payable and accrued liabilities	(13,402)	(79,090)
Income taxes payable	80,352	(26,457)
Other long-term liabilities	8,739	39,467

Net cash provided by operating activities	1,047,460	858,056

Cash flows from investing activities:
Purchases of investments	(239,720)	(231,070)
Sales and maturities of investments	484,327	495,563
Cash paid for acquisitions of businesses, net	—	(8,391)
Investment in unconsolidated affiliates	(136,804)	(28,314)
Capital expenditures	(1,100,836)	(1,482,845)
Proceeds from sales of assets and insurance claims	47,094	135,525
Proceeds from sale of Sea Mar business	—	194,332

Net cash used for investing activities	(945,939)	(925,200)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	11,888	(15,337)
Proceeds from long-term debt	962,901	—
Debt issuance costs	(6,606)	—
Proceeds from issuance of common shares	56,630	60,362
Reduction in long-term debt	(760,588)	—
Repurchase of common shares	(268,353)	—
Purchase of restricted stock	(12,602)	(1,811)
Tax benefit related to the exercise of stock options	5,369	10,044

Net cash (used for) provided by financing activities	(11,361)	53,258

Effect of exchange rate changes on cash and cash equivalents	29	7,114

Net increase (decrease) in cash and cash equivalents	90,189	(6,772)
Cash and cash equivalents, beginning of period	531,306	700,549

Cash and cash equivalents, end of period	$621,495	$693,777

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Comprehensive Income (Loss)
				Unrealized
	Common			Gains
	Shares		Capital in	(Losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity
Balances, December 31, 2007	305,458	$305	$1,710,036	$281	$324,647	$(2,293)	$3,359,080	$(877,935)	$4,514,121

Comprehensive income (loss):
Net income							635,166		635,166
Translation adjustment					(75,833)				(75,833)
Unrealized gains on marketable securities, net of income tax benefit of $11,063				26,547					26,547
Less: reclassification adjustment for gains included in net income, net of income taxes of $64				74					74
Pension liability amortization, net of income taxes of $78						132			132
Unrealized gain and amortization of gains/(losses) on cash flow hedges, net of income taxes of $167						(148)			(148)

Total comprehensive income (loss)	—	—	—	26,621	(75,833)	(16)	635,166	—	585,938

Issuance of common shares for stock options exercised	2,480	2	56,628						56,630
Nabors Exchangeco shares exchanged	16								—
Issuance of 5,246 treasury shares related to conversion of notes			(181,163)					181,163	—
Repurchase of 7,538 treasury shares								(268,353)	(268,353)
Tax benefit related to the redemption of convertible debt			81,789						81,789
Tax benefit related to stock option exercises			6,240						6,240
Restricted stock awards, net	1,524	2	(12,604)						(12,602)
Share-based compensation			32,851						32,851

Subtotal	4,020	4	(16,259)	—	—	—	—	(87,190)	(103,445)

Balances, September 30, 2008	309,478	$309	$1,693,777	$26,902	$248,814	$(2,309)	$3,994,246	$(965,125)	$4,996,614

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

				Accumulated Comprehensive Income (Loss)
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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Nature of Operations
     Nabors is the largest land drilling contractor in the world, with approximately 525 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 589 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 172 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 37 platform rigs, 13 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities and have 49% ownership interests in joint ventures in the U.S., Canada and International areas.
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
Note 2 Summary of Significant Accounting Policies
Interim Financial Information
     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2007. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2008 and the results of our operations for the three and nine months ended September 30, 2008 and 2007, and our cash flows for the nine months ended September 30, 2008 and 2007, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2008 may not be indicative of results that will be realized for the full year ending December 31, 2008.
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
     Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is included in other long-term assets as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $514.2 million and $383.4 million as of September 30, 2008 and December 31, 2007, respectively. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments in our consolidated balance sheets.
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
     In October 2008 the FASB issued Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective October 10, 2008 and must be applied to prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact to our consolidated financial statements.
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
     In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In May 2008 the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The FSP requires that convertible debt instruments be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents a debt discount which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. The FSP will be effective for Nabors’ financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will be applied retrospectively to all convertible debt instruments within its scope that are outstanding for any period presented in such financial statements. We intend to adopt the FSP on January 1, 2009 on a retrospective basis and apply it to our applicable convertible debt instruments. Although we are currently evaluating the impact that this FSP will have on our consolidated financial statements, we believe that the retrospective application of the FSP will have a significant effect in reducing reported net income and diluted earnings per share for the years ended December 31, 2007 and 2008. In addition, we believe net income and diluted earnings per share is expected to be materially reduced in future years in which Nabors Delaware’s $2.75 billion senior exchangeable notes due May 2011 are included in our consolidated financial statements. After adopting this FSP, we currently estimate that we will record additional non-cash interest expense, net of capitalized interest, which will reduce our pre-tax income by approximately $100-110 million and reduce net income by approximately $60-70 million for the year ended December 31, 2009.
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
     The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Recurring Fair Value Measurements

	At Fair Value as of September 30, 2008
	Level	Level	Level
(In thousands)	1	2	3	Total
Assets:
Short-term investments:
Available-for-sale equity securities	$107,453	$—	$—	$107,453
Available-for-sale debt securities	51,003	35,282	—	86,285
Trading securities	22,895	—	—	22,895

Total investments	$181,351	$35,282	$—	$216,633
Liabilities:
Derivative contract	$—	$281	$—	$281
Written put option	2,800		—	2,800

Note 4 Share-Based Compensation
     The Company has several share-based employee compensation plans, which are more fully described in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2007.
     Total share-based compensation expense, which includes both stock options and restricted stock, totaled $13.0 million and $8.4 million for the three months ended September 30, 2008 and 2007, respectively, and $32.9 million and $24.7 million for the nine months ended September 30, 2008 and 2007, respectively. Share-based compensation expense has been allocated to our various operating segments (Note 12).
     During the nine months ended September 30, 2008, the Company awarded 1,997,422 shares of restricted stock to its employees, directors and executive officers. These awards had an aggregate value at their date of grant of $62.3 million and vest over a period of three to five years.
     During October 2008 the Company awarded 2,606,452 and 851,246 shares of restricted stock to its Chairman and Chief Executive Officer; and its Deputy Chairman, President and Chief Operating Officer, respectively. These awards had an aggregate value at the date of grant of $47.2 million and will vest over a period of approximately three years. See Note 8 regarding employment contracts.
Note 5 Debt
     In May 2008 Nabors Industries, Inc. (“Nabors Delaware”), our wholly-owned subsidiary, called for redemption all of its $700 million zero coupon senior exchangeable notes due 2023 and paid cash of $171.8 million and $528.2 million to the noteholders in June 2008 and July 2008, respectively. The total amount paid to effect the redemption and related exchange was $700 million in cash and the issuance of approximately 5.25 million of our common shares with a fair value of $249.8 million, the price equal to the principal amount of the notes plus the excess of the exchange value of the notes over their principal amount. Nabors Delaware was required to pay noteholders cash up to the principal amount of the notes, and at its option, consideration in the form of either cash or our common shares for any amount above the principal amount of the notes required to be paid pursuant to the terms of the applicable indenture. The number of common shares issued was equal to the amount due in excess of the principal amount of the notes divided by the average of the volume weighted average price of our common shares for the five or ten trading day period beginning on the second business day following the day the notes were surrendered for exchange. The notes were exchangeable into the equivalent value of 28.5306 common shares per $1,000 principal amount of the notes. As our $700 million zero coupon senior exchangeable notes due 2023 could be put to us on June 15, 2008, the outstanding principal amount of $700 million was included in current liabilities in our balance sheet as of June 30, 2007. The redemption of the notes did not result in any gain or loss as the amount of cash paid for redemption of the notes was equal to their carrying amount. The excess of the exchange value of the notes over the carrying amount was recorded as a reduction to capital in excess of par value in our consolidated statement of changes in shareholders’ equity. A deferred tax liability of $81.8 million recorded during the five year period that the notes were outstanding was reclassified to and increased our capital in excess of par value account. This reclassification reflects the permanent income tax savings to the Company relating to the notes.
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
     On July 22, 2008, Nabors Delaware completed a private placement of $400 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. These new senior notes were an additional issuance under the indenture pursuant to which Nabors Delaware issued $575 million 6.15% senior notes due 2018 on February 20, 2008 and are subject to the same rates, terms and conditions and together will be treated as a single class of debt securities under the indenture. The $400 million aggregate principal amount of 6.15% senior notes due 2018 was resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The senior notes bear interest at a rate of 6.15% per year, payable semiannually on February 15 and August 15 of each year, beginning August 15, 2008. The senior notes will mature on February 15, 2018. We intend to use the proceeds of the offering for general corporate purposes.
     On August 20, 2008, we and Nabors Delaware filed a registration statement on Amendment No. 1 to Form S-4 with the SEC with respect to an offer to exchange the combined $975 million aggregate principal amount of 6.15% senior notes due 2018 for other notes which would be registered and have terms substantially identical in all material respects to these notes pursuant to the applicable registration rights agreement, including being fully and unconditionally guaranteed by us. On September 2, 2008, the registration statement was declared effective by the SEC and the exchange offer expired on October 9, 2008. On October 16, 2008, Nabors Delaware issued $974,965,000 registered 6.15% senior notes due 2018 in exchange for an equal amount of its unregistered 6.15% senior notes due 2018 that were properly tendered.
     The debt of one of our subsidiaries is coming due in August 2009. Accordingly, the outstanding principal amount of the $225 million 4.875% senior notes has been reclassified from long-term debt to current portion of long-term debt in our balance sheet as of September 30, 2008.
     Since the completion of the quarter ended September 30, 2008, we purchased $100 million par value of Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due 2011 in the open market for cash of $75.9 million.
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
     We are subject to income taxes in the United States and numerous foreign jurisdictions. Internationally, income tax returns from 1995 through 2006 are currently under examination. The Company anticipates that several of these audits could be finalized within 12 months. It is reasonably possible that the amount of the unrecognized benefits with respect to certain of our unrecognized tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at September 30, 2008. Due to examinations and a change in circumstances regarding unrecognized tax benefits, we released certain tax reserves totaling $11.9 million during the three and nine months ended September 30, 2008.
     The Company has recorded a deferred tax asset of approximately $98.5 million as of September 30, 2008 relating to net operating loss carryforwards that have an indefinite life in one foreign jurisdiction. A valuation allowance of approximately $94.6 million has been recognized because the Company believes it is more likely than not that substantially all of the deferred tax asset will not be realized.
Note 7 Common Shares
     During the nine months ended September 30, 2008 and 2007, our employees exercised vested options to acquire 2.5 million and 4.5 million of our common shares, respectively, resulting in proceeds of $56.6 million and $60.4 million, respectively.
     During the nine months ended September 30, 2008, we repurchased 7.5 million of our common shares in the open market for $268.4 million. During the nine months ended September 30, 2007, there were no repurchases of common shares in the open market. From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account.
     In June 2008 in connection with the redemption of Nabors Delaware’s $700 million zero coupon senior exchangeable notes due 2023, we issued 0.5 million of our treasury shares with a fair value of $21.2 million, representing a portion of the shares issued to satisfy the obligation to pay the excess over the principal amount of such notes that were exchanged. In July 2008 we issued an additional 4.8 million of our treasury shares with a fair value of $228.6 million to satisfy the obligation to the remaining noteholders to pay the excess over the principal amount of such notes that were exchanged. The treasury shares issued related to the redemption of the $700 million zero coupon senior exchangeable notes had a cost basis of $181.2 million. See Note 5 for additional discussion.
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
     For 2008, the estimated annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formula described in their employment agreements are $71.0 million and $23.2 million, respectively. In October 2008, consistent with historical practice, they agreed to accept a portion of their bonus in restricted stock awards and were awarded 2,606,452 and 851,246 shares of restricted stock, respectively. These stock awards have a value at the date of grant of $35.6 million and $11.6 million, respectively, for Messrs. Isenberg and Petrello, and will vest over a period of approximately three years. The remaining cash portion of the bonus will be based upon actual 2008 financial results and is expected to be paid near year end.
     Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives; and may receive special bonuses from time to time as determined by the Board.
     Termination in the event of death, disability, or termination without cause. In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years prior to termination, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at September 30, 2008, Mr. Isenberg would have been entitled to a payment of approximately $264 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $264 million. Similarly, with respect to Mr. Petrello, had these provisions applied at September 30, 2008, Mr. Petrello would have been entitled to a payment of approximately $103 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $103 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. The Company does not have insurance to cover its obligations in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello and the Company has not recorded an expense or accrued a liability relating to these potential obligations. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the value of unvested restricted stock was approximately $31 million and $16 million, respectively, as of September 30, 2008. Neither Messrs. Isenberg nor Petrello had unvested stock options as of September 30, 2008. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.
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
     Termination in the event of a Change in Control. In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on September 30, 2008, then the payments to Messrs. Isenberg and Petrello would be approximately $264 million and $103 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher but the payment would not be less than $264 million and $103 million, respectively. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the value of unvested restricted stock was approximately $31 million and $16 million, respectively, as of September 30, 2008. Neither Messrs. Isenberg nor Petrello had unvested stock options as of September 30, 2008. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for five years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at September 30, 2008, Mr. Isenberg would have received 3,366,666 options valued at approximately $28 million and Mr. Petrello would have received 1,683,332 options valued at approximately $14 million, in each case based upon a Black-Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on September 30, 2008, and assuming that the excise tax was applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $106 million and $43 million, respectively.
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
Oil and Gas Joint Ventures
     On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a joint venture, NFR Energy LLC (“NFR”), to invest in oil and gas exploration opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially made a non-binding commitment to fund its proportionate share of $1.0 billion in equity. During 2007, joint venture operations in the U.S., Canada and International areas were divided among three separate joint venture entities, including NFR, Stone Mountain Ventures Partnership (“Stone Mountain”) and Remora Energy International LP (“Remora”), respectively. We hold a 49% ownership interest in each of these joint ventures. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. As of September 30, 2008, we had made capital contributions of approximately $410.1 million to our joint venture operations with First Reserve Corporation. In October 2008 we made additional capital contributions of $114.8 million to these joint ventures for their acquisitions of oil and gas properties.
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
     On September 14, 2006, Nabors Drilling International Limited (“NDIL”), a wholly-owned Bermuda subsidiary of Nabors, received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny a depreciation expense deduction that relates to drilling rigs operating in Mexico in 2003, as well as a deduction for payments made to an affiliated company for the provision of labor services in Mexico. The amount assessed by the SAT is approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses in 2004, 2005, 2006, 2007 and 2008. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005, 2006, 2007 and 2008 tax years.
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

     On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, a vendor which provides freight forwarding and customs clearance services to certain of our affiliates. To date, the inquiry has focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria. The Audit Committee of our Board of Directors has engaged outside counsel to review certain transactions with this vendor and their review is ongoing. The Audit Committee of our Board of Directors has received periodic updates at its regularly scheduled meetings and the Chairman of the Audit Committee has received updates between meetings as circumstances warrant. The investigation includes a review of amounts paid to and by Panalpina in connection with the obtaining of permits for the temporary importation of equipment and clearance of goods and materials through customs. Both the U.S. Securities and Exchange Commission and the U.S. Department of Justice have been advised of the Company’s investigation. The ultimate outcome of this review or the effect of implementing any further measures which may be necessary to ensure full compliance with the applicable laws cannot be determined at this time.
Off-Balance Sheet Arrangements (Including Guarantees)
     We are a party to certain transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements involve agreements and obligations in which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2005. Potential contingent consideration is based on future operating results of the acquired business. In addition, we have provided indemnifications to certain third parties which serve as guarantees. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.
     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
	Remainder
(In thousands)	of 2008	2009	2010	Thereafter	Total
Financial standby letters of credit and other financial surety instruments	$23,339	$107,618	$2,028	$750	$133,735
Contingent consideration in acquisition	—	1,417	1,417	1,416	4,250

Total	$23,339	$109,035	$3,445	$2,166	$137,985

Note 9 Earnings Per Share
     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Net income (numerator):
Income from continuing operations, net of tax — basic	$210,299	$195,763	$635,166	$673,515
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011 (1)	—	—	—	—
$82.8 million due 2021 (2)	—	—	—	—
$700 million due 2023 (3)	—	—	—	—

Adjusted income from continuing operations, net of tax — diluted	210,299	195,763	635,166	673,515

Income from discontinued operations, net of tax	—	22,265	—	35,024

Total adjusted net income	$210,299	$218,028	$635,166	$708,539

Earnings per share:
Basic from continuing operations	$.75	$.70	$2.28	$2.42

Basic from discontinued operations	—	.08	—	.12

Total Basic	$.75	$.78	$2.28	$2.54

Diluted from continuing operations	$.73	$.68	$2.21	$2.35

Diluted from discontinued operations	—	.08	—	.12

Total Diluted	$.73	$.76	$2.21	$2.47

Shares (denominator):
Weighted-average number of shares outstanding — basic (4)	279,373	280,152	278,225	278,782
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	8,217	7,817	7,533	8,112
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011 (1)	—	—	—	—
$82.8 million due 2021 (2)	—	—	—	—
$700 million due 2023 (3)	—	—	1,710	—

Weighted-average number of shares outstanding — diluted	287,590	287,969	287,468	286,894

(1)	Diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 do not include any incremental shares issuable upon exchange of the $2.75 billion 0.94% senior exchangeable notes due 2011. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur on either September 30, 2008 or 2007.

(2)	In June 2008 Nabors Delaware called for redemption of the full $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 and in July 2008, paid cash of $60.6 million; an amount equal to the issue price of $50.4 million plus accrued original issue discount of $10.2 million. No common shares were issued as part of the redemption of the $82.8 million zero coupon convertible senior debentures.

(3)	Diluted earnings per share for the nine months ended September 30, 2008 reflect the conversion of the $700 million zero coupon senior exchangeable notes due 2023. In May 2008 Nabors Delaware called for redemption all of its $700 million zero coupon senior exchangeable notes due 2023 and in June and July 2008 issued an aggregate 5.25 million common shares which equated to the excess of the exchange value of the notes over their principal amount, as cash was required up to the principal amount of the notes exchanged. Diluted earnings per share for the three and nine months ended September 30, 2007 do not include any incremental shares issuable upon exchange of the $700 million zero coupon senior exchangeable notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation when the price of our shares exceeds $35.05 on the last trading day of the quarter, which did not occur on September 30, 2007.

(4)	Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors (Canada) Exchangeco Inc., respectively: 279.3 million and .1 million shares for the three months ended September 30, 2008; 280.1 million and .1 million shares for the three months ended September 30, 2007; 278.1 million and .1 million shares for the nine months ended September 30, 2008; and 278.6 million and .2 million shares for the nine months ended September 30, 2007. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors’ common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to, voting rights and the right to receive dividends, if any.
     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The average number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 2,528,478 and 4,601,925 shares during the three months ended September 30, 2008 and 2007, respectively, and 3,077,595 and 4,629,158 shares during the nine months ended September 30, 2008 and 2007, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.
Note 10 Supplemental Balance Sheet and Income Statement Information
     Our cash and cash equivalents, short-term and long-term investments and other receivables consist of the following:

	September 30,	December 31,
(In thousands)	2008	2007
Cash and cash equivalents	$621,495	$531,306
Short-term investments	216,633	235,745
Long-term investments and other receivables	229,567	359,534
Other current assets	6,089	53,054

Total	$1,073,784	$1,179,639

     As of September 30, 2008, our short-term investments consist of investments in available-for-sale marketable debt and equity securities of $193.7 million and trading securities of $22.9 million and our long-term investments and other receivables consist of investments of $27.1 million in non-marketable securities accounted for by the equity method and $202.5 million in oil and gas financing receivables. Earnings associated with our oil and gas financing receivables are recognized as operating revenues. The September 30, 2008 other current assets amount represents $6.1 million in cash proceeds receivable from brokers from the sale of certain investment securities. As of December 31, 2007, our short-term investments consist entirely of investments in available-for-sale marketable debt securities while our long-term investments and other receivables consist of investments of $236.2 million in non-marketable securities and $123.3 million in oil and gas financing receivables. The December 31, 2007 other current assets amount represents $53.1 million in cash proceeds receivable from brokers from the sale of certain investment securities.
     In March 2008 our investment in a privately-held company became a marketable equity security subsequent to a public offering on the Hong Kong Stock Exchange. Accordingly, we have accounted for the marketable equity security in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and classified a portion of these securities as trading securities and a portion of these securities as available-for-sale securities based on our investment strategy. As of September 30, 2008, the fair market value of the securities classified as trading and available-for-sale was $22.9 million and $62.9 million, respectively. During the three and nine months ended September 30, 2008, we recorded in our income statement a net unrealized loss of $27.4 million and net unrealized gains of $17.2 million, respectively, on the trading portion of the security. During the three and nine months ended September 30, 2008, we recorded dividend income of $5.8 million from this investment.
     Accrued liabilities include the following:

	September 30,	December 31,
(In thousands)	2008	2007
Accrued compensation	$150,076	$141,473
Deferred revenue	66,143	91,071
Other taxes payable	32,141	32,539
Workers’ compensation liabilities	31,440	31,427
Interest payable	21,844	13,165
Warranty accrual	9,032	8,602
Litigation reserves	4,279	5,083
Other accrued liabilities	24,270	25,155

	$339,225	$348,515

     Investment income (loss) includes the following:

	Nine Months Ended September 30,
(In thousands)	2008	2007
Interest and dividend income	$35,109	$32,670
Gains (losses) on marketable and non-marketable securities, net	(6,105)	(40,699)

	$29,004	$(8,029)

     Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net includes the following:

	Nine Months Ended September 30,
(In thousands)	2008		2007
Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$18,476	(1)	$(259)
Litigation reserves	2,379		7,980
Foreign currency transaction losses (gains)	(2,146)		(3,071)
(Gains) losses on derivative instruments	667		196
Other	2,754		(71)

	$22,130		$4,775

(1)	This amount includes involuntary conversion losses recorded as a result of Hurricanes Gustav and Ike during the third quarter of 2008 of approximately $13.7 million.
     Comprehensive income for the three and nine months ended September 30, 2008 totaled $84.0 million and $585.9 million, respectively, while comprehensive income for the three and nine months ended September 30, 2007 totaled $280.7 million and $827.7 million, respectively.
Note 11 Discontinued Operation
     In August 2007, we sold our Sea Mar business which had previously been included in Other Operating Segments to an unrelated third party for a cash purchase price of $194.3 million, resulting in a pre-tax gain of $49.5 million. The assets included 20 offshore supply vessels and certain related assets, including its right under a vessel construction contract. The operating results of this business for all periods presented are reported as discontinued operations in the accompanying unaudited consolidated statements of income and the respective accompanying notes to the consolidated financial statements. Our condensed statements of income from discontinued operations related to the Sea Mar business for the three and nine months ended September 30, 2008 and 2007 were as follows:
Condensed Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Revenues from discontinued operations	$—	$6,168	$—	$58,887

Income from discontinued operations
Income from discontinued operations	$—	$4,852	$—	$26,092
Gain on disposal of business	—	49,500	—	49,500
Income tax expense	—	(32,087)	—	(40,568)

Income from discontinued operations, net of tax	$—	$22,265	$—	$35,024

Note 12 Segment Information
     The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Operating revenues and Earnings from unconsolidated affiliates from continuing operations: (1)
Contract Drilling: (2)
U.S. Lower 48 Land Drilling	$505,197	$416,525	$1,351,106	$1,295,908
U.S. Land Well-servicing	204,029	180,370	557,392	544,998
U.S. Offshore	68,581	48,895	185,759	164,986
Alaska	38,496	30,854	137,979	115,467
Canada	125,335	132,434	371,969	400,802
International	368,418	296,219	1,014,882	781,963

Subtotal Contract Drilling (3)	1,310,056	1,105,297	3,619,087	3,304,124
Oil and Gas (4)(5)	29,532	35,770	54,924	67,009
Other Operating Segments (6)(7)	171,208	163,397	509,855	433,771
Other reconciling items (8)	(48,301)	(51,476)	(147,597)	(165,342)

Total	$1,462,495	$1,252,988	$4,036,269	$3,639,562

Adjusted income (loss) derived from operating activities from continuing operations:(1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$176,819	$130,761	$438,012	$458,354
U.S. Land Well-servicing	42,433	42,291	104,287	125,752
U.S. Offshore	18,456	9,245	42,897	43,500
Alaska	10,159	4,214	41,408	29,006
Canada	13,396	16,920	41,043	62,056
International	111,048	88,574	303,450	240,001

Subtotal Contract Drilling (3)	372,311	292,005	971,097	958,669
Oil and Gas(4)(5)	17,577	17,868	11,080	22,370
Other Operating Segments (6)	18,375	10,297	49,815	28,630

Total segment adjusted income derived from operating activities	408,263	320,170	1,031,992	1,009,669
Other reconciling items (10)	(42,945)	(32,837)	(113,612)	(101,777)

Adjusted income (loss) derived from operating activities from continuing operations	365,318	287,333	918,380	907,892
Interest expense	(25,506)	(13,450)	(65,291)	(40,235)
Investment income (loss)	(22,235)	(27,466)	29,004	(8,029)
(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net	(10,875)	(30,524)	(22,130)	(4,775)

Income from continuing operations before income taxes (1)	$306,702	$215,893	$859,963	$854,853

	September 30	December 31,
(In thousands)	2008	2007
Total assets:
Contract Drilling: (11)
U.S. Lower 48 Land Drilling	$2,724,392	$2,544,629
U.S. Land Well-servicing	734,831	725,845
U.S. Offshore	477,691	452,505
Alaska	321,606	283,121
Canada	1,161,097	1,398,363
International	2,972,621	2,577,057

Subtotal Contract Drilling	8,392,238	7,981,520
Oil and Gas (12)	992,625	646,837
Other Operating Segments (13)	590,117	610,041
Other reconciling items (10)	800,797	864,984

Total assets	$10,775,777	$10,103,382

(1)	All segment information excludes the Sea Mar business, which has been reclassified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $.1 million and $3.4 million for the three months ended September 30, 2008 and 2007, respectively, and $9.7 million and $5.9 million for the nine months ended September 30, 2008 and 2007, respectively.

(4)	Represents our oil and gas exploration, development and production operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $7.1 million and ($2.0) million for the three months ended September 30, 2008 and 2007, respectively, and ($17.6) million and ($2.8) million for the nine months ended September 30, 2008 and 2007, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $.7 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and $7.4 million and $15.5 million for the nine months ended September 30, 2008 and 2007, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(11)	Includes $59.8 million and $47.3 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2008 and December 31, 2007, respectively, and $21.4 million of investments in unconsolidated affiliates accounted for by the cost method as of December 31, 2007.

(12)	Includes $389.6 million and $274.1 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2008 and December 31, 2007, respectively.

(13)	Includes $64.8 million and $62.0 million of investments in unconsolidated affiliates accounted for by the equity method as of September 30, 2008 and December 31, 2007, respectively.

Note 13 Condensed Consolidating Financial Information
     Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, a wholly-owned subsidiary, and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings 1, ULC (“Nabors Holdings”), our indirect wholly-owned subsidiary.
     The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.
     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, statements of income for each of the three and nine month periods ended September 30, 2008 and 2007, and the consolidating statements of cash flows for the nine month periods ended September 30, 2008 and 2007 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	September 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
ASSETS

Current assets:
Cash and cash equivalents	$8,765	$398,170	$1,259	$213,301	$—	$621,495
Short-term investments	—	—	—	216,633	—	216,633
Accounts receivable, net	—	—	—	1,161,426	—	1,161,426
Inventory	—	—	—	129,079	—	129,079
Deferred income taxes	—	—	—	23,737	—	23,737
Other current assets	152	1,073	376	213,930	—	215,531

Total current assets	8,917	399,243	1,635	1,958,106	—	2,367,901
Long-term investments and other receivables	—	—	—	229,567	—	229,567
Property, plant and equipment, net	—	—	—	7,166,048	—	7,166,048
Goodwill	—	—	—	354,517	—	354,517
Intercompany receivables	352,081	905,217	152,081	19,918	(1,429,297)	—
Investments in affiliates	4,641,308	4,752,040	374,560	2,791,076	(12,044,767)	514,217
Other long-term assets	—	22,948	270	120,309	—	143,527

Total assets	$5,002,306	$6,079,448	$528,546	$12,639,541	$(13,474,064)	$10,775,777

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$224,762	$63	$—	$224,825
Trade accounts payable	1	24	—	353,353	—	353,378
Accrued liabilities	5,691	19,960	1,409	312,165	—	339,225
Income taxes payable	—	102,096	4,524	68,030	—	174,650

Total current liabilities	5,692	122,080	230,695	733,611	—	1,092,078
Long-term debt	—	3,986,124	—	598	—	3,986,722
Other long-term liabilities	—	—	—	256,517	—	256,517
Deferred income taxes	—	16,304	67	427,475	—	443,846
Intercompany payable	—	—	—	1,429,297	(1,429,297)	—

Total liabilities	5,692	4,124,508	230,762	2,847,498	(1,429,297)	5,779,163

Shareholders’ equity	4,996,614	1,954,940	297,784	9,792,043	(12,044,767)	4,996,614

Total liabilities and shareholders’ equity	$5,002,306	$6,079,448	$528,546	$12,639,541	$(13,474,064)	$10,775,777

	December 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
ASSETS

Current assets:
Cash and cash equivalents	$10,659	$2,753	$4	$517,890	$—	$531,306
Short-term investments	—	—	—	235,745	—	235,745
Accounts receivable, net	—	—	—	1,039,238	—	1,039,238
Inventory	—	—	—	133,786	—	133,786
Deferred income taxes	—	—	—	12,757	—	12,757
Other current assets	136	1,039	376	250,729	—	252,280

Total current assets	10,795	3,792	380	2,190,145	—	2,205,112
Long-term investments and other receivables	—	—	—	359,534	—	359,534
Property, plant and equipment, net	—	—	—	6,632,612	—	6,632,612
Goodwill	—	—	—	368,432	—	368,432
Intercompany receivables	361,832	1,224,222	—	19,918	(1,605,972)	—
Investments in affiliates	4,148,256	4,429,139	304,450	2,306,797	(10,783,800)	404,842
Other long-term assets	—	22,180	638	110,032	—	132,850

Total assets	$4,520,883	$5,679,333	$305,468	$11,987,470	$(12,389,772)	$10,103,382

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$700,000	$—	$—	$—	$700,000
Trade accounts payable	2	24	—	348,498	—	348,524
Accrued liabilities	6,760	8,877	4,151	328,727	—	348,515
Income taxes payable	—	71,761	2,411	22,921	—	97,093

Total current liabilities	6,762	780,662	6,562	700,146	—	1,494,132
Long-term debt	—	3,081,871	224,562	—	—	3,306,433
Other long-term liabilities	—	1,900	—	244,814	—	246,714
Deferred income taxes	—	15,131	16	526,835	—	541,982
Intercompany payable	—	—	193	1,605,779	(1,605,972)	—

Total liabilities	6,762	3,879,564	231,333	3,077,574	(1,605,972)	5,589,261

Shareholders’ equity	4,514,121	1,799,769	74,135	8,909,896	(10,783,800)	4,514,121

Total liabilities and shareholders’ equity	$4,520,883	$5,679,333	$305,468	$11,987,470	$(12,389,772)	$10,103,382

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$1,454,562	$—	$1,454,562
Earnings from unconsolidated affiliates	—	—	—	7,933	—	7,933
Earnings (losses) from consolidated affiliates	212,252	168,416	3,677	166,471	(550,816)	—
Investment income (loss)	123	1,811	3	(24,172)	—	(22,235)
Intercompany interest income	1,000	16,636	3,293	—	(20,929)	—

Total revenues and other income	213,375	186,863	6,973	1,604,794	(571,745)	1,440,260

Costs and other deductions:
Direct costs	—	—	—	805,533	—	805,533
General and administrative expenses	5,500	309	3	117,220	(384)	122,648
Depreciation and amortization	—	150	—	161,190	—	161,340
Depletion	—	—	—	7,656	—	7,656
Interest expense	—	25,869	2,860	(3,223)	—	25,506
Intercompany interest expense	—	—	—	20,929	(20,929)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	(2,424)	2,861	6,250	3,804	384	10,875

Total costs and other deductions	3,076	29,189	9,113	1,113,109	(20,929)	1,133,558

Income from continuing operations before income taxes	210,299	157,674	(2,140)	491,685	(550,816)	306,702
Income tax (benefit) expense	—	(3,975)	(685)	101,063	—	96,403

Income from continuing operations, net of tax	210,299	161,649	(1,455)	390,622	(550,816)	210,299
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	$210,299	$161,649	$(1,455)	$390,622	$(550,816)	$210,299

	Three Months Ended September 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$1,250,299	$—	$1,250,299
Earnings from unconsolidated affiliates	—	—	—	2,689	—	2,689
Earnings from consolidated affiliates	204,052	107,763	3,684	118,464	(433,963)	—
Investment income (loss)	170	39	—	(27,675)	—	(27,466)
Intercompany interest income	1,333	22,544	1	—	(23,878)	—

Total revenues and other income	205,555	130,346	3,685	1,343,777	(457,841)	1,225,522

Costs and other deductions:
Direct costs	—	—	—	722,058	—	722,058
General and administrative expenses	3,954	83	5	102,056	(123)	105,975
Depreciation and amortization	—	150	—	124,939	—	125,089
Depletion	—	—	—	12,533	—	12,533
Interest expense	—	12,811	2,860	(2,221)	—	13,450
Intercompany interest expense	5,846	—	—	18,032	(23,878)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	(8)	1,189	—	29,220	123	30,524

Total costs and other deductions	9,792	14,233	2,865	1,006,617	(23,878)	1,009,629

Income from continuing operations before income taxes	195,763	116,113	820	337,160	(433,963)	215,893
Income tax (benefit) expense	—	3,090	262	16,778	—	20,130

Income from continuing operations, net of tax	195,763	113,023	558	320,382	(433,963)	195,763
Income from discontinued operations, net of tax	22,265	22,265	—	44,530	(66,795)	22,265

Net income	$218,028	$135,288	$558	$364,912	$(500,758)	$218,028

	Nine Months Ended September 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$4,036,820	$—	$4,036,820
Earnings (losses) from unconsolidated affiliates	—	—	—	(551)	—	(551)
Earnings (losses) from consolidated affiliates	644,305	413,231	15,658	421,214	(1,494,408)	—
Investment income (loss)	318	1,938	3	26,745	—	29,004
Intercompany interest income	3,000	53,478	9,016	—	(65,494)	—

Total revenues and other income	647,623	468,647	24,677	4,484,228	(1,559,902)	4,065,273

Costs and other deductions:
Direct costs	—	—	—	2,293,481	—	2,293,481
General and administrative expenses	14,881	583	32	336,228	(841)	350,883
Depreciation and amortization	—	450	—	444,391	—	444,841
Depletion	—	—	—	28,684	—	28,684
Interest expense	—	64,752	8,580	(8,041)	—	65,291
Intercompany interest expense	—	—	—	65,494	(65,494)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	(2,424)	2,729	7,759	13,225	841	22,130

Total costs and other deductions	12,457	68,514	16,371	3,173,462	(65,494)	3,205,310

Income from continuing operations before income taxes	635,166	400,133	8,306	1,310,766	(1,494,408)	859,963
Income tax (benefit) expense	—	(4,847)	2,657	226,987	—	224,797

Income from continuing operations, net of tax	635,166	404,980	5,649	1,083,779	(1,494,408)	635,166
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	$635,166	$404,980	$5,649	$1,083,779	$(1,494,408)	$635,166

	Nine Months Ended September 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$3,620,996	$—	$3,620,996
Earnings from unconsolidated affiliates	—	—	—	18,566	—	18,566
Earnings from consolidated affiliates	688,748	312,350	13,949	341,672	(1,356,719)	—
Investment income (loss)	504	96	—	(8,629)	—	(8,029)
Intercompany interest income	2,989	63,208	2	—	(66,199)	—

Total revenues and other income	692,241	375,654	13,951	3,972,605	(1,422,918)	3,631,533

Costs and other deductions:
Direct costs	—	—	—	2,043,459	—	2,043,459
General and administrative expenses	12,473	96	7	307,685	(437)	319,824
Depreciation and amortization	—	450	—	339,619	—	340,069
Depletion	—	—	—	28,318	—	28,318
Interest expense	—	38,366	8,592	(6,723)	—	40,235
Intercompany interest expense	6,261	—	—	59,938	(66,199)	—
Losses (gains) on sales of long-lived assets, impairment charges and other expense (income), net	(8)	223	—	4,123	437	4,775

Total costs and other deductions	18,726	39,135	8,599	2,776,419	(66,199)	2,776,680

Income from continuing operations before income taxes	673,515	336,519	5,352	1,196,186	(1,356,719)	854,853
Income tax (benefit) expense	—	8,943	1,712	170,683	—	181,338

Income from continuing operations, net of tax	673,515	327,576	3,640	1,025,503	(1,356,719)	673,515
Income from discontinued operations, net of tax	35,024	35,024	—	70,048	(105,072)	35,024

Net income	$708,539	$362,600	$3,640	$1,095,551	$(1,461,791)	$708,539

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$39,878	$592,292	$(162,293)	$735,709	$(158,126)	$1,047,460

Cash flows from investing activities:
Purchases of investments	—	—	—	(239,720)	—	(239,720)
Sales and maturities of investments	—			484,327	—	484,327
Investment in unconsolidated affiliates	—	—	—	(136,804)	—	(136,804)
Capital expenditures	—	—	—	(1,100,836)	—	(1,100,836)
Proceeds from sales of assets and insurance claims	—	—	—	47,094	—	47,094
Cash paid for investments in consolidated affiliates	(85,800)	(150,626)	—	(163,548)	399,974	—

Net cash provided by (used for) investing activities	(85,800)	(150,626)	—	(1,109,487)	399,974	(945,939)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	11,888	—	11,888
Proceeds from long-term debt	—	962,901	—	—	—	962,901
Debt issuance costs	—	(6,606)	—	—	—	(6,606)
Proceeds from issuance of common shares	56,630	—	—	—	—	56,630
Reduction in long-term debt	—	(760,556)	—	(32)	—	(760,588)
Repurchase of common shares	—	(247,357)	—	(20,996)	—	(268,353)
Purchase of restricted stock	(12,602)	—	—	—	—	(12,602)
Tax benefit related to the exercise of stock options	—	5,369	—	—	—	5,369
Proceeds from parent contributions	—	—	163,548	236,426	(399,974)	—
Cash dividends paid	—	—	—	(158,126)	158,126	—

Net cash (used for) provided by financing activities	44,028	(46,249)	163,548	69,160	(241,848)	(11,361)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	29	—	29

Net (decrease) increase in cash and cash equivalents	(1,894)	395,417	1,255	(304,589)	—	90,189
Cash and cash equivalents, beginning of period	10,659	2,753	4	517,890	—	531,306

Cash and cash equivalents, end of period	$8,765	$398,170	$1,259	$213,301	$—	$621,495

	Nine Months Ended September 30, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$2,388	$(3,182)	$(10,972)	$875,306	$(5,484)	$858,056

Cash flows from investing activities:
Purchases of investments	—	—	—	(231,070)	—	(231,070)
Sales and maturities of investments	—	656	—	494,907	—	495,563
Cash paid for acquisitions of businesses, net	—	—	—	(8,391)	—	(8,391)
Investment in unconsolidated affiliates			—	(28,314)	—	(28,314)
Capital expenditures	—	—	—	(1,482,845)	—	(1,482,845)
Proceeds from sales of assets and insurance claims	—	—	—	135,525	—	135,525
Cash paid for investments in consolidated affiliates	—	(5,484)	—	(10,968)	16,452	—
Proceeds from sale of Sea Mar business	—	—	—	194,332	—	194,332

Net cash provided by (used for) investing activities	—	(4,828)	—	(936,824)	16,452	(925,200)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(15,337)	—	(15,337)
Proceeds from issuance of common shares	60,362	—	—	—	—	60,362
Proceeds (payments) from intercompany long-term debt	(57,811)			57,811	—	—
Purchase of restricted stock	(1,811)	—	—	—	—	(1,811)
Tax benefit related to the exercise of stock options	—	10,044	—	—	—	10,044
Proceeds from parent contributions	—	—	10,968	5,484	(16,452)	—
Cash dividends paid	—	—	—	(5,484)	5,484	—

Net cash (used for) provided by financing activities	740	10,044	10,968	42,474	(10,968)	53,258

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7,114	—	7,114

Net (decrease) increase in cash and cash equivalents	3,128	2,034	(4)	(11,930)	—	(6,772)
Cash and cash equivalents, beginning of period	14,874	2,394	8	683,273	—	700,549

Cash and cash equivalents, end of period	$18,002	$4,428	$4	$671,343	$—	$693,777

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Nabors Industries Ltd.:
          We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of September 30, 2008, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows and of changes in shareholders’ equity for the nine-month periods ended September 30, 2008 and 2007. This interim financial information is the responsibility of the Company’s management.
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
/s/PricewaterhouseCoopers LLP
Houston, Texas
October 31, 2008

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
     You should consider the following key factors when evaluating these forward-looking statements:
•	fluctuations in worldwide prices of and demand for natural gas and oil;

•	fluctuations in levels of natural gas and oil exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors, technological changes and developments in the oilfield services industry;

•	the existence of operating risks inherent in the oilfield services industry;

•	the existence of regulatory and legislative uncertainties;

•	the possibility of changes in tax laws;

•	the possibility of political instability, war or acts of terrorism in any of the countries in which we do business; and

•	general economic conditions including the capital and credit markets.
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
     Nabors is the largest land drilling contractor in the world, with approximately 525 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 589 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 172 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 37 platform rigs, 13 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities and have 49% ownership interests in joint ventures in the U.S., Canada and International areas.
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
     Natural gas prices are the primary drivers of our U.S. Lower 48 Land Drilling and Canadian drilling operations, while oil prices are the primary driver of our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $9.03 per million cubic feet (mcf) during the period from October 1, 2007 through September 30, 2008, up from a $6.88 per mcf average during the period from October 1, 2006 through September 30, 2007. West Texas intermediate spot oil prices (per Bloomberg) averaged $107.84 per barrel during the period from October 1, 2007 through September 30, 2008, up from a $64.63 per barrel average during the period from October 1, 2006 through September 30, 2007.
     However, recently there has been a significant retraction in natural gas and oil prices. Natural gas prices (per Bloomberg) have declined significantly compared to the full year average at September 30, 2008 to an average of $6.76 per mcf during the period October 1, 2008 through October 30, 2008 and had an October 30, 2008 closing price of $6.75. Oil prices (per Bloomberg) have declined to an average price of $77.01 per barrel during the period October 1, 2008 through October 30, 2008 and had an October 30, 2008 closing price of $65.96. This recent decline in commodity prices has primarily been driven by the significant deterioration of the global economic environment including the extreme volatility in the capital and credit markets. All of these factors could have an adverse effect on our customers’ spending plans for exploration, production and development activities which, as discussed above, could materially affect our future financial results.
     Operating revenues and Earnings from unconsolidated affiliates for the three months ended September 30, 2008 totaled $1.5 billion, representing an increase of $209.5 million, or 17% as compared to the three months ended September 30, 2007 and $4.0 billion for the nine months ended September 30, 2008, representing an increase of $396.7 million, or 11% as compared to the nine months ended September 30, 2007. Adjusted income derived from operating activities for the three and nine months ended September 30, 2008 totaled $365.3 million and $918.4 million, respectively, representing increases of 27% and 1%, respectively, compared to the three and nine months ended September 30, 2007. Net income for the three and nine months ended September 30, 2008 totaled $210.3 million ($.73 per diluted share) and $635.2 million ($2.21 per diluted share), respectively, representing decreases of 4% and 10%, respectively, compared to the three and nine months ended September 30, 2007.
     The increase in our operating results during the three and nine months ended September 30, 2008 as compared to the prior year periods primarily resulted from higher revenues realized by essentially all of our operating segments. Revenues increased as a result of higher average dayrates and activity levels resulting from sustained higher natural gas and oil prices partially offset by increased operating costs and increased depreciation expense.
     Our operating results for 2008 are expected to slightly exceed the levels realized during 2007. We expect our International operations to show substantial increases resulting from the deployment of additional rigs under long-term contracts and the renewal of existing contracts at higher current market rates. However, our North American natural gas driven operations are expected to remain relatively flat. In our U.S. Lower 48 Land Drilling operations, we expect a certain number of expiring term contracts for older rigs to rollover in 2008 at lower margins and to stack other legacy rigs. Any decreases should be offset by the remaining new rig deployments at higher margins and improved margins of the previously deployed new rigs. We expect our Canadian operations to decrease as a result of the depressed market conditions there.
     The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)		2008	2007	(Decrease)
Reportable segments:
Operating revenues and Earnings from unconsolidated affiliates from continuing operations: (1)
Contract Drilling: (2)
U.S. Lower 48 Land Drilling	$505,197	$416,525	$88,672	21%	$1,351,106	$1,295,908	$55,198	4%
U.S. Land Well-servicing	204,029	180,370	23,659	13%	557,392	544,998	12,394	2%
U.S. Offshore	68,581	48,895	19,686	40%	185,759	164,986	20,773	13%
Alaska	38,496	30,854	7,642	25%	137,979	115,467	22,512	19%
Canada	125,335	132,434	(7,099)	(5%)	371,969	400,802	(28,833)	(7%)
International	368,418	296,219	72,199	24%	1,014,882	781,963	232,919	30%

Subtotal Contract Drilling (3)	1,310,056	1,105,297	204,759	19%	3,619,087	3,304,124	314,963	10%
Oil and Gas (4) (5)	29,532	35,770	(6,238)	(17%)	54,924	67,009	(12,085)	(18%)
Other Operating Segments (6) (7)	171,208	163,397	7,811	5%	509,855	433,771	76,084	18%
Other reconciling items (8)	(48,301)	(51,476)	3,175	6%	(147,597)	(165,342)	17,745	11%

Total	$1,462,495	$1,252,988	$209,507	17%	$4,036,269	$3,639,562	$396,707	11%

Adjusted income (loss) derived from operating activities from continuing operations: (1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$176,819	$130,761	$46,058	35%	$438,012	$458,354	$(20,342)	(4%)
U.S. Land Well-servicing	42,433	42,291	142	0%	104,287	125,752	(21,465)	(17%)
U.S. Offshore	18,456	9,245	9,211	100%	42,897	43,500	(603)	(1%)
Alaska	10,159	4,214	5,945	141%	41,408	29,006	12,402	43%
Canada	13,396	16,920	(3,524)	(21%)	41,043	62,056	(21,013)	(34%)
International	111,048	88,574	22,474	25%	303,450	240,001	63,449	26%

Subtotal Contract Drilling (3)	372,311	292,005	80,306	28%	971,097	958,669	12,428	1%
Oil and Gas (4)(5)	17,577	17,868	(291)	(2%)	11,080	22,370	(11,290)	(50%)
Other Operating Segments (6)(7)	18,375	10,297	8,078	78%	49,815	28,630	21,185	74%
Other reconciling items (10)	(42,945)	(32,837)	(10,108)	(31%)	(113,612)	(101,777)	(11,835)	(12%)

Total	365,318	287,333	77,985	27%	918,380	907,892	10,488	1%
Interest expense	(25,506)	(13,450)	(12,056)	(90%)	(65,291)	(40,235)	(25,056)	(62%)
Investment income (loss)	(22,235)	(27,466)	5,231	19%	29,004	(8,029)	37,033	461%
(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net	(10,875)	(30,524)	19,649	64%	(22,130)	(4,775)	(17,355)	(363%)

Income from continuing operations before income taxes	$306,702	$215,893	$90,809	42%	$859,963	$854,853	$5,110	1%

Rig activity:
Rig years: (11)
U.S. Lower 48 Land Drilling	263.3	221.6	41.7	19%	243.8	231.0	12.8	6%
U.S. Offshore	19.2	14.4	4.8	33%	17.5	16.4	1.1	7%
Alaska	11.0	8.4	2.6	31%	10.6	8.9	1.7	19%
Canada	35.8	37.0	(1.2)	(3%)	34.0	37.8	(3.8)	(10%)
International (12)	121.3	117.9	3.4	3%	120.2	115.6	4.6	4%

Total rig years	450.6	399.3	51.3	13%	426.1	409.7	16.4	4%

Rig hours: (13)
U.S. Land Well-servicing	290,680	274,084	16,596	6%	822,258	864,602	(42,344)	(5%)
Canada Well-servicing	67,141	72,593	(5,452)	(8%)	186,535	211,794	(25,259)	(12%)

Total rig hours	357,821	346,677	11,144	3%	1,008,793	1,076,396	(67,603)	(6%)

(1)	All segment information excludes the Sea Mar business, which has been classified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $.1 million and $3.4 million for the three months ended September 30, 2008 and 2007, respectively, and $9.7 million and $5.9 million for the nine months ended September 30, 2008 and 2007, respectively.

(4)	Represents our oil and gas exploration, development and production operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $7.1 million and ($2.0) million for the three months ended September 30, 2008 and 2007, respectively, and ($17.6) million and ($2.8) million for the nine months ended September 30, 2008 and 2007, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $.7 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and $7.4 million and $15.5 million for the nine months ended September 30, 2008 and 2007, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under accounting principles generally accepted in the United States of America (GAAP). However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(12)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 3.3 years and 4.0 years during the three months ended September 30, 2008 and 2007, respectively, and 3.6 years and 4.0 years during the nine months ended September 30, 2008 and 2007, respectively.

(13)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.
Segment Results of Operations
Contract Drilling
     Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.
     U.S. Lower 48 Land Drilling. The results of operations for this reportable segment are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)		2008	2007	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$505,197	$416,525	$88,672	21%	$1,351,106	$1,295,908	$55,198	4%
Adjusted income derived from operating activities	$176,819	$130,761	$46,058	35%	$438,012	$458,354	$(20,342)	(4%)
Rig years	263.3	221.6	41.7	19%	243.8	231.0	12.8	6%
     The increase in operating results during the three months ended September 30, 2008 compared to the prior year period is due to overall increases in rig activity and increases in average dayrates, driven by higher natural gas prices. This increase is only partially offset by higher operating costs and an increase in depreciation expense related to capital expansion projects.
     Operating revenues and Earnings from unconsolidated affiliates increased during the nine months ended September 30, 2008 compared to the prior year period due to increased rig activity partially offset by a marginal decline in average dayrates. Adjusted income derived from operating activities decreased during the nine months ended September 30, 2008 compared to the prior year period due to overall higher operating costs and an increase in depreciation expense related to capital expansion projects.

     U.S. Land Well-servicing. The results of operations for this reportable segment are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)		2008	2007	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$204,029	$180,370	$23,659	13%	$557,392	$544,998	$12,394	2%
Adjusted income derived from operating activities	$42,433	$42,291	$142	0%	$104,287	$125,752	$(21,465)	(17%)
Rig hours	290,680	274,084	16,596	6%	822,258	864,602	(42,344)	(5%)
     Operating revenues and Earnings from unconsolidated affiliates increased during the three months ended September 30, 2008 over the prior year period as a result of higher average dayrates and increased drilling activity, driven by the sustained level of high oil prices. These increases were offset by higher operating costs and higher depreciation expense related to capital expansion projects completed during 2007.
     Operating revenues and Earnings from unconsolidated affiliates increased during the nine months ended September 30, 2008 over the prior year period as a result of higher average dayrates, driven by the sustained level of high oil prices. Adjusted income derived from operating activities decreased during the nine months ended September 30, 2008 over the prior year period due to higher operating costs and higher depreciation expense, as discussed above.
     U.S. Offshore. The results of operations for this reportable segment are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)		2008	2007	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$68,581	$48,895	$19,686	40%	$185,759	$164,986	$20,773	13%
Adjusted income derived from operating activities	$18,456	$9,245	$9,211	100%	$42,897	$43,500	$(603)	(1%)
Rig years	19.2	14.4	4.8	33%	17.5	16.4	1.1	7%
     Operating results increased during the three months ended September 30, 2008 as compared to the prior year period primarily resulting from higher average dayrates and increased drilling activity, driven by sustained higher oil prices. These increases were partially offset by higher operating costs and increased depreciation expense relating to new rigs added to the fleet in early 2007.
     Operating revenues and Earnings from unconsolidated affiliates increased during the nine months ended September 30, 2008 as compared to the prior year period as a result of higher average dayrates and increased drilling activity, as discussed above. Adjusted income derived from operating activities decreased slightly during the nine months ended September 30, 2008 as compared to the prior year period primarily as a result of higher operating costs and increased depreciation expense, as discussed above.
     Alaska. The results of operations for this reportable segment are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)		2008	2007	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$38,496	$30,854	$7,642	25%	$137,979	$115,467	$22,512	19%
Adjusted income derived from operating activities	$10,159	$4,214	$5,945	141%	$41,408	$29,006	$12,402	43%
Rig years	11.0	8.4	2.6	31%	10.6	8.9	1.7	19%
     The increase in operating results during the three and nine months ended September 30, 2008 as compared to the prior year periods is primarily due to increases in average dayrates and drilling activity, driven by higher oil prices. Drilling activity levels have increased as a result of increased customer demand and the deployment and utilization of additional rigs added in late 2007. These increases have been partially offset by higher operating costs and increased depreciation expense.
     Canada. The results of operations for this reportable segment are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)		2008	2007	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$125,335	$132,434	$(7,099)	(5%)	$371,969	$400,802	$(28,833)	(7%)
Adjusted (loss) income derived from operating activities	$13,396	$16,920	$(3,524)	(21%)	$41,043	$62,056	$(21,013)	(34%)
Rig years	35.8	37.0	(1.2)	(3%)	34.0	37.8	(3.8)	(10%)
Rig hours	67,141	72,593	(5,452)	(8%)	186,535	211,794	(25,259)	(12%)
     The decrease in operating results during the three and nine months ended September 30, 2008 as compared to the prior year periods resulted from an overall decrease in drilling and well-servicing activity and a decrease in average dayrates for drilling and well-servicing operations as a result of economic uncertainty and Alberta’s tight labor market resulting in a number of projects being delayed. The continued strengthening of the Canadian dollar versus the U.S. dollar during 2008 positively impacted operating results on a year-to-date basis, but negatively impacted demand for our services as much of our customers revenue is denominated in U.S. dollars while their costs are denominated in Canadian dollars. Additionally, operating results were negatively impacted by increased depreciation expense related to capital expansion projects completed during 2007.
     International. The results of operations for this reportable segment are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)		2008	2007	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$368,418	$296,219	$72,199	24%	$1,014,882	$781,963	$232,919	30%
Adjusted income derived from operating activities	$111,048	$88,574	$22,474	25%	$303,450	$240,001	$63,449	26%
Rig years	121.3	117.9	3.4	3%	120.2	115.6	4.6	4%
     The increase in operating results during the three and nine months ended September 30, 2008 as compared to the prior year periods resulted from increases in average dayrates and drilling activities, reflecting strong customer demand for drilling services, stemming from higher oil prices. The increases in operating results were also positively impacted by an expansion of our rig fleet and continuing renewal of existing multi-year contracts at higher average dayrates.
Oil and Gas
     This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)		2008	2007	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$29,532	$35,770	$(6,238)	(17%)	$54,924	$67,009	$(12,085)	(18%)
Adjusted income derived from operating activities	$17,577	$17,868	$(291)	(2%)	$11,080	$22,370	$(11,290)	(50%)
     Operating results decreased during the three months ended September 30, 2008 as compared to the prior year period as a result of lower income attributable to production payment contracts in 2008 and is only partially offset by increases in our production volumes and oil and gas production sales due to higher oil and gas prices. For the three months ended September 30, 2008, our operating results included income of $7.2 million from joint ventures, inclusive of $4.6 million in realized and unrealized gains from derivative instruments representing forward gas sales through swaps and price floor guarantees utilizing puts.
     Operating results decreased during the nine months ended September 30, 2008 as compared to the prior year period as a result of losses of $17.6 million from our joint ventures. These losses resulted primarily from $19.4 million of depletion charges that were recorded by our joint ventures resulting from lower than expected performance of certain oil and gas developmental wells and $10.2 million of mark-to-market unrealized losses from derivative instruments representing forward gas sales through swaps and price floor guarantees utilizing puts. Effective May 2008 our joint ventures began to apply hedge accounting to their subsequent forward contracts to minimize the volatility in unrealized earnings caused by market price fluctuations of the underlying hedged commodities. Partially offsetting these losses was income from our production volumes and oil and gas production sales as a result of higher oil and gas prices and a $12.3 million gain on the sale of certain leasehold interests in the first quarter of 2008.
Other Operating Segments
     These operations include our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(In thousands, except percentages and rig activity)	2008	2007	(Decrease)		2008	2007	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$171,208	$163,397	$7,811	5%	$509,855	$433,771	$76,084	18%
Adjusted income derived from operating activities	$18,375	$10,297	$8,078	78%	$49,815	$28,630	$21,185	74%
     The increase in operating results during the three and nine months ended September 30, 2008 as compared to the prior year periods resulted from (i) increased third party sales and higher margins on top drives driven by the strengthening of the oil drilling market and increased equipment sales; (ii) increased market share in Canada and increased demand in the U.S. directional drilling market and (iii) increases in customer demand for our construction and logistics services in Alaska.
Discontinued Operations
     During the third quarter of 2007 we sold our Sea Mar business which had previously been included in Other Operating Segments to an unrelated third party. The assets included 20 offshore supply vessels and certain related assets, including a right under a vessel construction contract. The operating results of this business for all periods presented are retroactively presented and accounted for as discontinued operations in the accompanying unaudited consolidated statements of income. Our condensed statements of income from discontinued operations related to the Sea Mar business for the three and nine months ended September 30, 2008 and 2007 were as follows:
Condensed Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Revenues from discontinued operations	$—	$6,168	$—	$58,887

Income from discontinued operations
Income from discontinued operations	$—	$4,852	$—	$26,092

Gain on disposal of business	—	49,500	—	49,500
Income tax expense	—	(32,087)	—	(40,568)

Income from discontinued operations, net of tax	$—	$22,265	$—	$35,024

OTHER FINANCIAL INFORMATION
General and administrative expenses

	Three Months Ended				Nine Months
	September 30,				Ended September 30,
(In thousands, except percentages)	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
General and administrative expenses	$122,648	$105,975	$16,673	16%	$350,883	$319,824	$31,059	10%
General and administrative expenses as a percentage of operating revenues	8.4%	8.5%	(.1%)	(1%)	8.7%	8.8%	(.1%)	(1%)
     General and administrative expenses increased during the three and nine months ended September 30, 2008 as compared to the prior year periods primarily as a result of increases of $13.3 million and $33.4 million, respectively, in wages and burden for a majority of our operating segments which primarily resulted from higher bonus accruals and non-cash compensation expenses recorded for restricted stock awards during 2008. The increases for the nine months ended September 30, 2008 as compared to the prior year period were partially offset by decreases in professional fees of $5.3 million and employee related taxes of $3.7 million incurred in the first quarter of 2007 in connection with the 2006 review of the Company’s employee stock option granting practices.
Depreciation and amortization, and depletion expense

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands, except percentages)	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
Depreciation and amortization expense	$161,340	$125,089	$36,251	29%	$444,841	$340,069	$104,772	31%
Depletion expense	$7,656	$12,533	$(4,877)	(39%)	$28,684	$28,318	$366	1%
     Depreciation and amortization expense. Depreciation and amortization expense increased during the three and nine months ended September 30, 2008 compared to the prior year periods as a result of capital expenditures made throughout 2007 and 2008.
     Depletion expense. Depletion expense decreased during the three months ended September 30, 2008 compared to the prior year period as a result of higher units-of-production depletion from higher oil and gas volumes in the third quarter of 2007. Depletion expense increased slightly during the nine months ended September 30, 2008 compared to the prior year period as a result of higher costs and lower than expected performance of certain oil and gas developmental wells and increased units-of-production depletion.
Interest expense

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands, except percentages)	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
Interest expense	$25,506	$13,450	$12,056	90%	$65,291	$40,235	$25,056	62%
     Interest expense increased during the three and nine months ended September 30, 2008 compared to the prior year periods as a result of the additional interest expense related to our February 2008 and July 2008 issuances of 6.15% senior notes due February 2018 in the amounts of $575 million and $400 million, respectively.
Investment income (loss)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands, except percentages)	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
Investment income (loss)	$(22,235)	$(27,466)	$5,231	19%	$29,004	$(8,029)	$37,033	461%
     Investment income (loss) for the three months ended September 30, 2008 was a net loss of $22.2 million which included a net unrealized loss of $27.4 million from our trading securities partially offset by dividend income of $5.8 million from the same investment. Investment income (loss) for the nine months ended September 30, 2008 included net unrealized gains of $17.2 million from our trading securities and interest and dividend income of $35.1 million from our short-term investments. Partially offsetting unrealized gains and interest and dividend income were losses of $23.3 million from our managed funds classified as long-term investments.
     Investment income (loss) during the three months ended September 30, 2007 was a net loss of $27.5 million which reflected a net loss of $37.7 million from the portion of our investment portfolio that was comprised of our actively managed funds classified as long-term investments. Investment income (loss) for the nine months ended September 30, 2007 was a net loss of $8.0 million which included a net loss of $40.7 million from our long-term investments described above and substantial gains recorded in the second quarter of 2007 from sales of short-term investments of marketable equity securities.
(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands, except percentages)	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
(Losses) gains on sales of long-lived assets, impairment charges and other income (expense), net	$(10,875)	$(30,524)	$19,649	64%	$(22,130)	$(4,775)	$(17,355)	(363%)
     The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the three months ended September 30, 2008 includes losses on retirements and impairment charges on long-lived assets of approximately $7.9 million, inclusive of involuntary conversion losses on long-lived assets of approximately $13.7 million related to damage sustained from Hurricanes Gustav and Ike during the current quarter. For the nine months ended September 30, 2008, the amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net consists primarily of involuntary conversion losses recorded as a result of Hurricanes Gustav and Ike during the current quarter discussed above, losses on retirements and other impairment charges on long-lived assets of approximately $4.8 million and increases to litigation reserves of $2.4 million.
     The amount of gains (losses) on sales of long-lived assets, impairment charges and other income (expense), net for the three months ended September 30, 2007 included impairment charges on long-lived assets of approximately $29 million of which $20.6 million related to certain rig components in our U.S. Lower 48 Land Drilling operating segment. For the nine months ended September 30, 2007, net losses on sales and impairment charges on long-lived assets of approximately $37.3 million and increases to litigation reserves of $8.0 million were partially offset by the $38 million gain on the sale of three accommodation jackups in the second quarter of 2007.
Income tax rate

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
Effective Tax Rate from continuing operations	31.4%	9.3%	22.1%	237.6%	26.1%	21.2%	4.9%	23.1%
     The increase in our effective income tax rate for the three and nine months ended September 30, 2008 as compared to the prior year periods is primarily due to a higher proportion of our taxable income being generated in the United States during 2008. Income generated in the United States is generally taxed at a higher rate than in international jurisdictions. Additionally, due to examinations and a change in circumstances regarding unrecognized tax benefits, we released certain tax reserves totaling $11.9 million during the three and nine months ended September 30, 2008 compared to our release of certain tax reserves totaling $38.6 million during the three and nine months ended September 30, 2007.
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
     We expect our effective tax rate during 2008 to be in the 26-28% range. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. One of the most volatile factors in this determination is the relative proportion of our income being recognized in high versus low tax jurisdictions.
Liquidity and Capital Resources
Cash Flows
     Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2008 and 2007.
     Operating Activities Net cash provided by operating activities totaled $1.0 billion during the nine months ended September 30, 2008 compared to net cash provided by operating activities of $858.1 million during the prior year period. During the nine months ended September 30, 2008 and 2007, net income was increased for non-cash items, such as depreciation and amortization, and depletion, and was reduced for changes in our working capital and other balance sheet accounts.
     Investing Activities Net cash used for investing activities totaled $945.9 million during the nine months ended September 30, 2008 compared to net cash used for investing activities of $925.2 million during the prior year period. During the nine months ended September 30, 2008 and 2007, cash was used for capital expenditures totaling $1.1 billion and $1.5 billion, respectively. During the nine months ended September 30, 2008 and 2007, cash was provided by sales of investments, net of purchases, totaling $244.6 million and $264.5 million, respectively. During the nine months ended September 30, 2008 and 2007, cash was provided from sales of assets and insurance claims of $47.1 million and $135.5 million, respectively, primarily from the sale of long-lived assets and during the nine months ended September 30, 2007, cash was provided from the sale of our Sea Mar business totaling $194.3 million.
     Financing Activities Net cash used for financing activities totaled $11.4 million during the nine months ended September 30, 2008 while net cash provided by financing activities totaled $53.3 million during the prior year period. During the nine months ended September 30, 2008, cash was used to redeem Nabors Delaware’s $700 million zero coupon senior exchangeable notes due 2023 and $82.8 million zero coupon senior convertible debentures due 2021 totaling $760.6 million and for repurchases of our common shares in the open market for $268.4 million. During the nine months ended September 30, 2008, cash was provided by the receipt of $956.3 million in net proceeds from the February and July 2008 issuances of our $575 million and $400 million 6.15% senior notes due 2018, net of debt issuance costs. During the nine months ended September 30, 2008 and 2007, cash was provided by our receipt of proceeds totaling $56.6 million and $60.4 million, respectively, from the exercise of options to acquire our common shares by our employees.
Future Cash Requirements
     As of September 30, 2008, we had long-term debt, including current maturities, of $4.2 billion and cash and cash equivalents and investments of $1.1 billion, including $229.6 million of long-term investments and other receivables, inclusive of $202.5 million in oil and gas financing receivables.
     The debt of one of our subsidiaries is coming due in August 2009. Accordingly, the outstanding principal amount of the $225 million 4.875% senior notes has been reclassified from long-term debt to current portion of long-term debt in our balance sheet as of September 30, 2008.
     Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due 2011 provide that upon an exchange of these notes, it will be required to pay holders of the notes cash up to the principal amount of the notes and our common shares for any amount that the exchange value of the notes exceeds the principal amount of the notes. The notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate for the notes; or upon the occurrence of specified corporate transactions set forth in the indenture. On October 30, 2008, the market price for our shares closed at $14.97. If any of the events described above were to occur and the notes were exchanged at a purchase price equal to 100% of the principal amount of the notes, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that in the event that the price of our shares were to exceed $59.57 for the required period of time that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes to other investors on the open market. However, there can be no assurance that the holders would not exchange the notes.
     Since the completion of the quarter ended September 30, 2008, we purchased $100 million par value of Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due 2011 in the open market for cash of $75.9 million.
     As of September 30, 2008, we had outstanding purchase commitments of approximately $687.4 million, primarily for rig-related enhancing, construction and sustaining capital expenditures. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $1.8-2.0 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs have resulted in an expansion in the number of drilling and well-servicing rigs that we own and operate and consist primarily of land drilling and well-servicing rigs. Since expanding our capital expenditure program in 2005, we have added 175 new land drilling rigs, 15 offshore rigs and 113 newly built workover and well-servicing rigs to our fleet. Our expansion of our capital expenditure programs to build new state-of-the-art drilling rigs is expected to impact a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Alaska, Canada and International operations.
     On September 22, 2006, we entered into an agreement with First Reserve Corporation to form a joint venture, NFR Energy LLC (“NFR”), to invest in oil and gas exploration opportunities worldwide. First Reserve Corporation is a private equity firm specializing in the energy industry. Each party initially made a non-binding commitment to fund its proportionate share of $1.0 billion in equity. During 2007, joint venture operations in the U.S., Canada and International areas, were divided among three separate joint venture entities, including NFR, Stone Mountain Ventures Partnership (“Stone Mountain”) and Remora Energy International LP (“Remora”), respectively. We hold a 49% ownership interest in each of these joint ventures. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. As of September 30, 2008, we had made capital contributions of approximately $410.1 million to our joint venture operations with First Reserve Corporation. In October 2008 we made additional capital contributions of $114.8 million to these joint ventures for their acquisitions of oil and gas properties.
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
     In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through September 30, 2008, $464.5 million of our common shares had been repurchased under this program. As of September 30, 2008, we had the capacity to purchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.
     Our 2007 Annual Report on Form 10-K includes our contractual cash obligations table as of December 31, 2007. As a result of the 2008 issuance of Nabors Delaware’s aggregate $975 million 6.15% senior notes due 2018 (see Note 5) and the redemptions settled in June and July 2008 of Nabors Delaware’s $700 million zero coupon senior exchangeable notes due 2023 and $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 (see Note 5), we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to commitments as of September 30, 2008:

	Payments due by Period
(In thousands)	Total	< 1 Year		1-3 Years		3-5 Years		Thereafter

Contractual cash obligations:
Long-term debt:
Principal	$4,225,000	$225,000	(1)	$2,750,000	(2)	$275,000	(3)	$975,000	(4)
Interest	717,288	111,563		201,188		134,706		269,831

Total contractual cash obligations	$4,942,288	$336,563		$2,951,188		$409,706		$1,244,831

(1)	Represents Nabors Holdings’ $225 million 4.875% senior notes due August 2009.

(2)	Represents Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due May 2011.

(3)	Represents Nabors Delaware’s $275 million 5.375% senior notes due August 2012.

(4)	Represents Nabors Delaware’s aggregate $975 million 6.15% senior notes due February 2018.
     Other than our debt transactions included in the contractual cash obligations table, there have been no other significant changes to the contractual cash obligations information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
     See Note 8 to the accompanying unaudited consolidated financial statements for discussion of commitments and contingencies relating to (i) employment contracts that could result in significant cash payments of $264 million and $103 million to Messrs. Isenberg and Petrello, respectively, by the Company if there are terminations of these executives in the event of death, disability, termination without cause or in the event of a change in control and (ii) off-balance sheet arrangements (including guarantees).
Financial Condition and Sources of Liquidity
     Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of September 30, 2008, we had cash and cash equivalents and investments of $1.1 billion (including $229.6 million of long-term investments and other receivables, inclusive of $202.5 million in oil and gas financing receivables) and working capital of $1.3 billion. This compares to cash and cash equivalents and investments of $1.2 billion (including $359.5 million of long-term investments and other receivables, inclusive of $123.3 million in oil and gas financing receivables) and working capital of $711.0 million as of December 31, 2007.
     Our gross funded debt to capital ratio was 0.44:1 as of September 30, 2008 and 0.44:1 as of December 31, 2007. Our net funded debt to capital ratio was 0.37:1 as of September 30, 2008 and 0.36:1 as of December 31, 2007. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments and other receivables. Capital is defined as shareholders’ equity. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. The net funded debt to capital ratio is not a measure of operating performance or liquidity defined by accounting principles generally accepted in the United States of America and may not be comparable to similarly titled measures presented by other companies.
     Long-term investments consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. Oil and gas financing receivables are also classified as long-term investments. These receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. Our interest coverage ratio from continuing operations was 23.4:1 as of September 30, 2008, compared to 32.5:1 as of December 31, 2007. The interest coverage ratio is a trailing twelve-month computation of the sum of income from continuing operations before income taxes, interest expense, depreciation and amortization, and depletion expense less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. The interest coverage ratio from continuing operations is not a measure of operating performance or liquidity defined by accounting principles generally accepted in the United States of America and may not be comparable to similarly titled measures presented by other companies.
     We have four letter of credit facilities with various banks as of September 30, 2008. Availability and borrowings under our credit facilities as of September 30, 2008 are as follows:

(In thousands)
Credit available	$295,045
Letters of credit outstanding	171,904

Remaining availability	$123,141

     We have a shelf registration statement on file with the SEC to allow us to offer, from time to time, up to $700 million in debt securities, guarantees of debt securities, preferred shares, depository shares, common shares, share purchase contracts, share purchase units and warrants. We currently have not issued any securities registered under this registration statement. This shelf registration will automatically lapse on December 1, 2008 and we are investigating the possibility of filing a new shelf registration to replace it.
     Our current cash and cash equivalents, investments and projected cash flows generated from current operations are expected to adequately finance our purchase commitments, our scheduled debt service requirements, and all other expected cash requirements for the next twelve months.
     Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Dominion Bond Rating Service (“DBRS”), Fitch Ratings, Moody’s Investor Service and Standard & Poor’s, which are currently “BBB+”, “A-”, “Baa1” and “BBB+”, respectively, and our historical ability to access those markets as needed. However, recent instability in the global financial markets has resulted in a significant reduction in the availability of funds from capital markets and other credit markets and as a result our ability to access these markets at this time may be significantly reduced.
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
     In October 2008 the FASB issued Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective October 10, 2008 and must be applied to prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact to our consolidated financial statements.

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
     In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In May 2008 the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The FSP requires that convertible debt instruments be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents a debt discount which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. The FSP will be effective for Nabors’ financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will be applied retrospectively to all convertible debt instruments within its scope that are outstanding for any period presented in such financial statements. We intend to adopt the FSP on January 1, 2009 on a retrospective basis and apply it to our applicable convertible debt instruments. Although we are currently evaluating the impact that this FSP will have on our consolidated financial statements, we believe that the retrospective application of the FSP will have a significant effect in reducing reported net income and diluted earnings per share for the years ended December 31, 2007 and 2008. In addition, we believe net income and diluted earnings per share is expected to be materially reduced in future years in which Nabors Delaware’s $2.75 billion senior exchangeable notes due May 2011 are included in our consolidated financial statements. After adopting this FSP, we currently estimate that we will record additional non-cash interest expense, net of capitalized interest, which will reduce our pre-tax income by approximately $100-110 million and reduce net income by approximately $60-70 million for the year ended December 31, 2009.
Critical Accounting Estimates
     We disclosed our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2007. No significant changes have occurred to those policies except our adoption of SFAS No. 157 effective January 1, 2008. SFAS No. 157 requires enhanced disclosures about assets and liabilities carried at fair value. The following financial assets and liabilities are recorded at fair value as of September 30, 2008: (1) short-term investments and (2) derivative contracts.
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
Item 4. Controls and Procedures
(a)	Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. Because we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

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
     On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, a vendor which provides freight forwarding and customs clearance services to certain of our affiliates. To date, the inquiry has focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria. The Audit Committee of our Board of Directors has engaged outside counsel to review certain transactions with this vendor, and their review is ongoing. The Audit Committee of our Board of Directors has received periodic updates at its regularly scheduled meetings and the Chairman of the Audit Committee has received updates between meetings as circumstances warrant. The investigation includes a review of amounts paid to and by Panalpina in connection with the obtaining of permits for the temporary importation of equipment and clearance of goods and materials through customs. Both the U.S. Securities and Exchange Commission and the U.S. Department of Justice have been advised of the Company’s investigation. The ultimate outcome of this review or the effect of implementing any further measures which may be necessary to ensure full compliance with the applicable laws cannot be determined at this time.
Item 1A. Risk Factors
Global Economic Conditions
During recent months, there has been substantial volatility and a decline in oil and gas prices due at least in part to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. These conditions could have an adverse effect on our industry and our business, including our future operating results and the ability to recover our assets at their stated values. Our customers may curtail their drilling programs, which could result in a decrease in demand for drilling rigs and a reduction in dayrates and/or utilization. In addition, certain of our customers could experience an inability to pay suppliers, including our Company, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations, each of which could adversely affect our operations.
Refer to our “Risk Factors” discussed at Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information relating to Nabors’ repurchase of common shares during the three months ended September 30, 2008 (in thousands, except average price paid per share):

Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program(1)
August 1, 2008 - August 31, 2008	1,888	$34.65	1,888	$88,289
September 1, 2008 - September 30, 2008	2,000	$26.42	2,000	$35,458

(1)	Our Board of Directors in July 2006 authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through September 30, 2008, $464.5 million of our common shares have been repurchased under this program. As of September 30, 2008, we had the capacity to purchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.
     No shares were purchased during the period of July 1 to July 31, 2008.

Item 6. Exhibits
Exhibit Index
10.35	Form of Notice of Resignation—Bruce P. Koch, Vice President and Chief Financial Officer (incorporated by reference to Item 5.01 Nabors Industries Ltd., Form 8-K (File No. 000-49887) filed October 27, 2008).

15	Awareness Letter of Independent Accountants.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer, and Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: October 31, 2008