Form 10-K
period 2008-12-31
NABORS INDUSTRIES LTD
filed 2009-03-02
CIK 1163739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 000-49887
NABORS INDUSTRIES LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	980363970 (I.R.S. Employer Identification No.)

Mintflower Place 8 Par-La-Ville Road Hamilton, HM08 Bermuda (Address of principal executive offices)	N/A (Zip Code)
(441) 292-1510
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered

Common shares, $.001 par value per share	The New York Stock Exchange
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
YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
The aggregate market value of the 243,395,864 common shares, par value $.001 per share, held by non-affiliates of the registrant, based upon the closing price of our common shares as of the last business day of our most recently completed second fiscal quarter, June 30, 2008, of $49.23 per share as reported on the New York Stock Exchange, was $11,982,378,385. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of common shares, par value $.001 per share, outstanding as of February 23, 2009 was 282,930,433. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 104,520 exchangeable shares outstanding as of February 23, 2009 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.
DOCUMENTS INCORPORATED BY REFERENCE (to the extent indicated herein)
Specified portions of the 2009 Notice of Annual Meeting of Shareholders and the definitive Proxy
Statement to be distributed in connection with the 2009 annual meeting of shareholders (Part III).

NABORS INDUSTRIES LTD.
Form 10-K Annual Report
For the Fiscal Year Ended December 31, 2008

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
FORWARD-LOOKING STATEMENTS
     We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act. These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.
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
     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see Part I, Item 1A. — Risk Factors.
     Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Company,” or “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.
PART I
ITEM 1. BUSINESS
Introduction
     Nabors is the largest land drilling contractor in the world, with approximately 528 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the

United States and Canada. We actively market approximately 592 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 171 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 37 platform rigs, 13 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities and have 49-50% ownership interests in the U.S., Canada and International areas.
     Nabors was formed as a Bermuda-exempt company on December 11, 2001. Through predecessors and acquired entities, Nabors has been continuously operating in the drilling sector since the early 1900s. Our principal executive offices are located at Mintflower Place, 8 Par-La-Ville Road, Hamilton, HM08, Bermuda. Our phone number at our principal executive offices is (441) 292-1510.
Our Fleet of Rigs
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

A land-based workover or well-servicing rig consists of a mobile carrier, engine, drawworks and a mast. The mobile workover or well-servicing rig is specially designed for periodic maintenance as well as major repairs and modifications of oil and gas wells for which service is required to maximize the productive life of such wells. Workovers may be required to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks or convert a depleted well to an injection well for secondary or enhanced recovery projects. The primary function of a workover or well-servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well. Because of size and cost considerations, well-servicing and workover rigs are used for these operations rather than the larger drilling rigs. Land-based drilling rigs are moved between well sites and between geographic areas of operations by using our fleet of cranes, loaders and transport vehicles or those from a third-party service vendor. Well-servicing rigs are generally self-propelled units and heavier capacity workover rigs are either self-propelled or trailer mounted and include auxiliary equipment, which is either transported on trailers or moved with trucks.

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

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 20 in Part II, Item 8. — Financial Statements and Supplementary Data.
Customers: Types of Drilling Contracts
     Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. No customer accounted for greater than 10% of consolidated revenues in 2008 or in 2007.
     On land in the U.S. Lower 48 states and Canada, we have historically been contracted on a single-well basis, with extensions subject to mutual agreement on pricing and other significant terms. Beginning in late 2004, as a result of increasing demand for drilling services, our customers started entering into longer term contracts with durations ranging from one to three years. Under these contracts, our rigs are committed to one customer over that term. Increasingly, these contracts are being signed for three-year terms for newly constructed rigs. Contracts relating to offshore drilling and land drilling in Alaska and international markets generally provide for longer terms, usually from one to five years. Offshore workover projects are often on a single-well basis. We generally are awarded drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our single-well contracts are subject to termination by the customer on short notice, but some can be firm for a number of wells or a period of time, and may provide for early termination compensation in certain circumstances. The contract terms and rates may differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.
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
Well-Servicing and Workover Services
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

Oil and Gas Investments
     Through our wholly owned Ramshorn business unit, Nabors makes investments in oil and gas exploration, development and production operations in the United States, Canada and internationally. In addition in late 2006, we entered into an agreement with First Reserve Corporation to form select joint ventures to invest in oil and gas exploration opportunities worldwide. During 2007, three joint ventures were formed for operations in the United States, Canada and international areas. We hold 49.7% ownership interests in the U.S. and international entities and a 50% ownership interest in the Canadian entity and account for these investments using the equity method of accounting. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. The U.S. joint venture business is focused on the exploration for and the acquisition, development and production of natural gas, oil and natural gas liquids in Texas, Montana, Utah and North Dakota. Outside of the United States, our joint venture entities own or have interests in the Alberta and British Columbia Provinces of Canada and internationally in Colombia.
     Additional information about recent activities for this segment can be found in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Oil and Gas.
Other Services
     Canrig Drilling Technology Ltd., our drilling technologies and well services subsidiary, manufactures top drives, which are installed on both onshore and offshore drilling rigs. Our top drives are marketed throughout the world. During the last three years, approximately 53% of our top drive sales were made to other Nabors companies. We also rent top drives and provide top drive installation, repair and maintenance services to our customers. We also offer rig instrumentation equipment, including sensors, proprietary RIGWATCH® software and computerized equipment that monitors the real-time performance of a rig. In addition, we specialize in daily reporting software for drilling operations, making this data available through the internet on the website www.mywells.com. We also provide mudlogging services. Canrig Drilling Technology Canada Ltd., one of our Canadian subsidiaries, manufactures catwalks and wrenches which are installed on both onshore and offshore drilling rigs. During the 31 months of operations since acquisition, approximately 62% of the equipment sales were made to other Nabors companies. Ryan Energy Technologies, Inc., another one of our subsidiaries, manufactures and sells directional drilling and rig instrumentation and data collection services to oil and gas exploration and service companies. Nabors has a 50% interest in Peak Oilfield Service Company, a general partnership with a subsidiary of Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Service Company provides heavy equipment to move drilling rigs, water, other fluids and construction materials, primarily on Alaska’s North Slope and in the Cook Inlet region. The partnership also provides construction and maintenance for ice roads, pads, facilities, equipment, drill sites and pipelines. Nabors also has a 50% membership interest in Alaska Interstate Construction, L.L.C., a limited liability company whose other member is a subsidiary of Cook Inlet Region, Inc. Alaska Interstate Construction is a general contractor involved in the construction of roads, bridges, dams, drill sites and other facility sites, as well as providing mining support in Alaska. Revenues are derived from services to companies engaged in mining and public works. Our subsidiary, Peak USA Energy Services, Ltd., provides hauling and maintenance services for customers in the U.S. Lower 48 states. Nabors Blue Sky Ltd. leases aircraft used for logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft.
Our Employees
     As of December 31, 2008, Nabors employed approximately 26,912 persons, of whom approximately 3,920 were employed by unconsolidated affiliates. We believe our relationship with our employees generally is good.
     Certain rig employees in Argentina and Australia are represented by collective bargaining units.
Seasonality
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
Research and Development
     Research and development constitutes a growing part of our overall business. The effective use of technology is critical to the maintenance of our competitive position within the drilling industry. As a result of the importance of technology to our business, we expect to continue to develop technology internally or to acquire technology through strategic acquisitions.

Industry/Competitive Conditions
     To a large degree, Nabors’ businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of natural gas or oil could have a material impact on exploration, development and production activities by our customers and could also materially affect our financial position, results of operations and cash flows. See Part I, Item 1A. — Risk Factors — Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.
     Our industry remains competitive. Historically, the number of rigs has exceeded demand in many of our markets. From 2005 through most of 2008, as a result of improved demand for drilling services driven by a sustained increase in the level of commodity prices, supply of and demand for land drilling services have been in balance in the United States and international markets, with demand actually exceeding supply in some of our markets. This economic reality resulted in an increase in rates being charged for rigs across our North American, Offshore and International markets. Furthermore, the dramatic increase in rates along with our domestic customers’ willingness to enter into firm three-year commitments has resulted in our building of new rigs in significant quantities for the first time in over 20 years. Internationally, we compete directly with various contractors in areas where we operate. We believe that our international markets will continue to be competitive for the foreseeable future. However, as many existing rigs can be readily moved from one region to another in response to changes in levels of activity and many of the total available contracts are currently awarded on a bid basis, competition based on price for both existing and new rigs still exists across all of our markets.
     In all of our geographic market areas, we believe price and availability and condition of equipment are the most significant factors in determining which drilling contractor is awarded a job. Other factors include the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services. Increasingly, the ability to deliver rigs within certain timeframes is becoming a competitive factor. In international markets, experience in operating in certain environments and customer alliances, also have been factors in the selection of Nabors.
     Certain competitors are present in more than one of Nabors’ operating regions, although no one competitor operates in all of these areas. In the U.S. Lower 48 states, we compete with Helmerich and Payne, Inc. and Patterson-UTI Energy, Inc. and there are several hundred other competitors with national, regional or local rig operations. In domestic land workover and well-servicing, we compete with Basic Energy Services, Inc., Key Energy Services, Inc., Complete Energy Services and with numerous other competitors having smaller regional or local rig operations. In Canada and Offshore, Nabors competes with many firms of varying size, several of which have more significant operations in those areas than Nabors. Internationally, Nabors competes directly with various contractors at each location where it operates. Nabors believes that the market for land drilling, workover and well-servicing contracts will continue to be competitive for the foreseeable future.
     Our other operating segments represent a relatively smaller part of our business, and we have numerous competitors in each area. Our Canrig subsidiary is one of the four major manufacturers of top drives. Its largest competitors in that market are National Oilwell Varco, Tesco and MH Pyramid. Its largest competitors in the manufacture of rig instrumentation systems are Pason and National Oilwell Varco’s Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. In the U.S. Lower 48 states, there are hundreds of rig transportation companies, and there are at least three or four that compete with Peak USA in each of its operating regions. In Alaska, Peak Oilfield Service principally competes with Alaska Petroleum Contractors for road, pad and pipeline maintenance, and is one of many drill site and road construction companies, the largest of which is VECO Corporation, and Alaska Interstate Construction principally competes with Wilder Construction Company and Pah River Construction for the construction of roads, bridges, dams, drill sites and other facility sites.
Our Business Strategy
     Since 1987, with the installation of our current management team, Nabors has adhered to a consistent strategy aimed at positioning our Company to grow and prosper in good times and to mitigate adverse effects during periods of poor market conditions. We have maintained a financial posture that allows us to capitalize on market weakness and strength by adding to our business base, thereby enhancing our upside potential. The principal elements of our strategy have been to:
•	Maintain flexibility to respond to changing conditions.

•	Maintain a conservative and flexible balance sheet.

•	Build cost effectively a base of premium assets.

•	Build and maintain low operating costs through economies of scale.

•	Develop and maintain long-term, mutually attractive relationships with key customers and vendors.

•	Build a diverse business in long-term, sustainable and worthwhile geographic markets.

•	Recognize and seize opportunities as they arise.

•	Continually improve safety, quality and efficiency.

•	Implement leading-edge technology where cost effective to do so.

•	Build shareholder value by an expansion of our oil and gas reserves and production.
     Our business strategy is designed to allow us to grow and remain profitable in any market environment. The major developments in our business in the past three years illustrate our implementation of this strategy and its continuing success. Specifically during 2006, 2007 and the first half of 2008, we took advantage of the robust rig market in the United States and internationally to obtain a high volume of contracts for newly constructed rigs. A large proportion of these rigs are subject to long-term contracts with creditworthy customers with the most significant impact occurring in our International operations. This will not only expand our operations with the latest state-of-the-art rigs, which should better weather downturns in market activity, but eventually replace the oldest least capable rigs in our existing fleet. However, this positive trend slowed in the fourth quarter of 2008, due to the continued steady decline in natural gas and oil prices. As a result of lower commodity prices, many of our customers’ drilling programs have been reduced and the demand for additional rigs has been substantially reduced.
Acquisitions and Divestitures
     We have grown from a land drilling business centered in the U.S. Lower 48 states, Canada and Alaska to an international business with operations on land and offshore in many of the major oil, gas and geothermal markets in the world. At the beginning of 1990, our fleet consisted of 44 actively marketed land drilling rigs in Canada, Alaska and in various international markets. Today, our worldwide fleet of actively marketed rigs consists of approximately 528 land drilling rigs, approximately 592 domestic and 171 international land workover and well-servicing rigs, 37 offshore platform rigs, 13 jack-up units, 3 barge rigs and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions. Although Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition opportunities will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.
     On January 3, 2006, we completed an acquisition of 1183011 Alberta Ltd., a wholly owned subsidiary of Airborne Energy Solutions Ltd., through the purchase of all common shares outstanding for cash for a total purchase price of Cdn. $41.7 million (U.S. $35.8 million). In addition, we assumed debt, net of working capital, totaling approximately Cdn. $10.0 million (U.S. $8.6 million). Nabors Blue Sky Ltd. (formerly 1183011 Alberta Ltd.) owns 42 helicopters and fixed-wing aircraft and owns and operates a fleet of heliportable well-service equipment. The purchase price has been allocated based on final valuations of the fair value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $18.8 million. During the fourth quarter of 2008, the results of our year end impairment test of goodwill and intangible assets indicated a permanent impairment to goodwill and to an intangible asset of Nabors Blue Sky Ltd. As such, we recorded a non-cash impairment charge and writedown of intangible assets of $4.6 million and $4.6 million, respectively. See Note 2 Summary of Significant Accounting Policies in Part II, Item 8 — Financial Statements and Supplementary Data.
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
Environmental Compliance
     Nabors does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2009. Nabors believes it is in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to the business or financial condition of Nabors. For a more detailed description of the environmental laws and regulations applicable to Nabors’ operations, see Part I, Item 1A. — Risk Factors — Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect Nabors’ results of operations.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth elsewhere in this Form 10-K, the following factors should be carefully considered when evaluating Nabors. The risks described below are not the only ones facing Nabors. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.
     Our business, financial condition or results of operations could be materially adversely affected by any of these risks.
Uncertain or negative global economic conditions could adversely affect our results of operations
     During recent months, there has been substantial volatility and a decline in oil and natural gas prices due, at least in part, to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. These conditions could have an adverse effect on our industry and our business, including our future operating results and the ability to recover our assets, including goodwill, at their stated values. Many of our customers have curtailed their drilling programs, which, in many cases, has resulted in a decrease in demand for drilling rigs and a reduction in dayrates and utilization. Additionally, some customers have terminated drilling contracts prior to the expiration of their terms. A prolonged period of lower oil and natural gas prices could result in a continued decline in demand and/or dayrates. In addition, certain of our customers could experience an inability to pay suppliers, including our Company, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations. Each of these could adversely affect our operations.
Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability
     Our operations are materially dependent upon the level of activity in oil and gas exploration and production. Both short-term and long-term trends in oil and natural gas prices affect the level of such activity. Oil and natural gas prices and, therefore, the level of drilling, exploration and production activity can be volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, may affect both the demand for, and the supply of, oil and natural gas. Weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity, and other factors beyond our control may also affect the supply of and demand for oil and natural gas. The recent volatility and the effects of the recent significant decline in natural gas and oil prices is likely to continue in the near future, especially given the general contraction in the world’s economy that began during 2008. We believe that any prolonged suppression of oil and natural gas prices would continue to depress the level of exploration and production activity. This would likely result in a corresponding decline in the demand for our services and could have an adverse effect on our revenues, cash flows and profitability. Lower oil and natural gas prices could also cause our customers to seek to terminate, renegotiate or fail to honor our drilling contracts; affect the fair market value of our rig fleet which in turn could trigger a write-down for accounting purposes; affect our ability to retain skilled rig personnel; and affect our ability to obtain access to capital to finance and grow our business. There can be no assurances as to the future level of demand for our services or future conditions in the oil and natural gas and oilfield services industries.
We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations
     The oilfield services industry in which we operate is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Many drilling, workover and well-servicing rigs can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of rigs in an area. In many markets in which we operate, the number of rigs available for use exceeds the demand for rigs, resulting in price competition. Most drilling and workover contracts are awarded on the basis of competitive bids, which also results in price competition. The land drilling market generally is more competitive than the offshore drilling market because there are larger numbers of rigs and competitors.
The nature of our operations presents inherent risks of loss that, if not insured or indemnified against, could adversely affect our results of operations
     Our operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. In addition, our international operations are subject to risks of war, civil disturbances or other political events. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. The occurrence of an event not fully insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, there can be no assurance that insurance will be available to cover any or all of these risks, or, even if available, that it will be adequate or that insurance premiums or other costs will not rise significantly in the future, so as to make such insurance prohibitive. It is possible that we will face continued upward pressure in our upcoming insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize the overall cost to the Company.
Future price declines may result in a write-down of our asset carrying values
     We follow the successful efforts method of accounting for our consolidated subsidiaries’ oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Our provision for depletion is based on these capitalized costs and is determined on a property-by-property basis using the units-of-production method, with costs being amortized over proved developed reserves. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value, with any such impairment charged to expense in that period. The estimated fair value of our proved reserves generally declines when there is a significant and sustained decline in oil and natural gas prices. Because of the low natural gas prices at December 31, 2008, we performed an impairment test on our oil and gas properties of our wholly owned Ramshorn business unit. As a result, we recorded a non-cash pre-tax impairment to our oil and gas properties which totaled $21.5 million. A sustained decrease in oil and natural gas prices could require a write-down of the value of our proved oil and gas properties if the estimated fair value of these properties falls below their net book value.
     Our oil and gas joint ventures, which we account for under the equity method of accounting, utilize the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or market value of unproved properties. The full-cost ceiling is evaluated at the end of each quarter using then current prices for oil and natural gas, adjusted for the impact of derivatives accounted for as cash flow hedges. Our U.S., international and Canadian joint ventures have recorded non-cash pre-tax full cost ceiling test writedowns of which $228.3 million represents our proportionate share of the writedowns recorded during the three months ended December 31, 2008. Any sustained further decline in oil and natural gas prices, or other factors, without other mitigating circumstances, could cause other future write-downs of capitalized costs and non-cash asset impairments that could adversely affect our results of operations.
The profitability of our international operations could be adversely affected by war, civil disturbance, or political or economic turmoil, fluctuation in currency exchange rates and local import and export controls
     We derive a significant portion of our business from international markets, including major operations in Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. These operations are subject to various risks, including the risk of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In certain countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. In the international markets in which we operate, we are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.
Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect our results of operations
     The drilling of oil and gas wells is subject to various federal, state, local and foreign laws, rules and regulations. Our cost of compliance with these laws, rules and regulations may be substantial. For example, federal law imposes a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages from such spills. As an owner and operator of onshore and offshore rigs and transportation equipment, we may be deemed to be a responsible party under federal law. In addition, our well-servicing, workover and production services operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. Our operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. We generally require customers to contractually assume responsibility for compliance with environmental regulations. However, we are not always successful in allocating to customers all of these risks nor is there any assurance that the customer will be financially able to bear those risks assumed.
     We employ personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also use consultants to advise on and assist with our environmental compliance efforts. Liabilities are recorded when the need for environmental assessments and/or remedial efforts become known or probable and the cost can be reasonably estimated.
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
     Changes in federal and state environmental regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have an adverse effect on us. For example, legislation has been proposed from time to time in Congress which would reclassify certain oil and natural gas production wastes as hazardous wastes, which would make the reclassified wastes subject to more stringent handling, disposal and clean-up requirements. Also, there are regulatory developments occurring in the domestic and international sectors in which we operate that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases that may be contributing to warming of the Earth’s atmosphere, including the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” (an internationally applied protocol but one that the United States is not a participating member), the Regional Greenhouse Gas Initiative in the Northeastern United States, the Western Regional Climate Action Initiative in the Western United States, and the 2007 U.S. Supreme Court decision in Massachusetts, et al. v. EPA that greenhouse gases are an “air pollutant” under the federal Clean Air Act and thus subject to future regulation. The enactment of such hazardous waste legislation or future or more stringent regulation of greenhouse gases could dramatically increase operating costs for oil and natural gas companies and could reduce the market for our services by making many wells and/or oilfields uneconomical to operate.
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
We do not currently intend to pay dividends
     We have not paid any cash dividends on our common shares since 1982. Nabors does not currently intend to pay any cash dividends on its common shares. However, we can give no assurance that we will not reevaluate our position on dividends in the future.
Because our option, warrant and convertible securities holders have a considerable number of common shares available for issuance and resale, significant issuances or resales in the future may adversely affect the market price of our common shares

     As of February 23, 2009, we had 800,000,000 authorized common shares, of which 282,930,433 shares were outstanding. In addition, 42,276,821 common shares were reserved for issuance pursuant to option and employee benefit plans, and 78,013,925 shares were reserved for issuance upon conversion or repurchase of outstanding senior exchangeable notes. In addition, up to 104,520 of our common shares could be issuable on exchange of the shares of Nabors Exchangeco (Canada) Inc. We also plan to file a shelf registration statement to replace our shelf registration which expired in December 2008. The new shelf registration statement will automatically become effective on filing with the SEC and will permit us to sell various types of securities from time to time. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of warrants or options (and, where applicable, sales pursuant to Rule 144 of the Securities Act) or the conversion into common shares, or repurchase of debentures and notes using common shares, would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.
Provisions of our organizational documents and executive contracts may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium
     Our Board of Directors is divided into three classes, with each class serving a staggered three-year term. In addition, our Board of Directors has the authority to issue a significant amount of common shares and up to 25,000,000 preferred shares and to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without further vote or action by the holders of the common shares. Although we have no present plans to issue preferred shares, the classified Board and our Board’s ability to issue additional preferred shares may discourage, delay or prevent changes in control of Nabors that are not supported by our Board, thereby possibly preventing certain of our shareholders from realizing a possible premium on their shares. In addition, the requirement in the indenture for our $2.75 billion senior exchangeable notes due 2011 to pay a make-whole premium in the form of an increase in the exchange rate in certain circumstances could have the effect of making a change in control of Nabors more expensive.
     The Company has existing employment contracts with Nabors’ Chairman and Chief Executive Officer, Eugene M. Isenberg, and its Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello. These employment contracts have Change of Control provisions that could result in significant cash payments to Messrs. Isenberg and Petrello.
We have a substantial amount of debt outstanding
     As of December 31, 2008, we have long-term debt of approximately $4.1 billion, including current maturities of $225.0 million, and cash and cash equivalents and investments of $826.1 million, including $240.0 million of long-term investments and other receivables. Long-term investments and other receivables include $224.2 million in oil and gas financing receivables. If our $2.75 billion 0.94% senior exchangeable notes are exchanged, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. We have a gross funded debt to capital ratio of 0.44:1 and a net funded debt to capital ratio of 0.39:1. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments. Capital is defined as shareholders’ equity. Both of these ratios are methods for calculating the amount of leverage a company has in relation to its capital.
     During January and through February 23, 2009, we purchased $427.7 million par value of our $2.75 billion 0.94% senior exchangeable notes due 2011 in the open market for cash totaling $370.6 million, leaving $2.22 billion par value outstanding.
     On January 12, 2009, Nabors Industries, Inc., our wholly owned subsidiary, (“Nabors Delaware”) issued $1.125 billion aggregate principal amount of 9.25% senior notes due 2019 that are fully and unconditionally guaranteed by Nabors Industries Ltd. See Note 22 Subsequent Event in Part II, Item 8. — Financial Statements and Supplementary Data.
     In January and through February 23, 2009 we repurchased $56.6 million par value of our $225 million principal amount of 4.875% senior notes due August 2009 in the open market for cash totaling $56.8 million.
Our access to borrowing capacity could be affected by the recent instability in the global financial markets
     Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Dominion Bond Rating Service (“DBRS”), Fitch Ratings, Moody’s Investor Service and Standard & Poor’s, which are currently “BBB+,” “BBB+,” “Baa1” and “BBB+ (Negative Watch)”, respectively, and our historical ability to access those markets as needed. However, recent instability in the global financial markets has resulted in a significant reduction in the availability of funds from capital markets and other credit markets and as a result our ability to access these markets at this time may be significantly reduced. In addition, Standard & Poor’s recently affirmed its “BBB+” credit rating on Nabors, but revised its outlook to negative from stable due primarily to worsening industry conditions. A credit downgrade by Standard & Poor’s may impact our future ability to access credit markets.
Our ability to perform under new contracts and to grow our business as forecasted depends to a substantial degree on timely delivery of rigs and equipment from our suppliers
     The operating revenues and net income for our Contract Drilling subsidiaries depend to a substantial degree on the timely delivery of rigs and equipment from our suppliers as part of our recently expanded capital programs. We can give no assurances that our suppliers will meet expected delivery schedules for delivery of these new rigs and equipment or that the new rigs and equipment will be free from defects. Delays in the delivery of new rigs and equipment and delays incurred in correcting any defects in such rigs and equipment could cause us to fail to meet our operating forecasts and could subject us to late delivery penalties under contracts with our customers.
We may have additional tax liabilities
     We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our financial position, income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.
     It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization.
     On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed by the SAT was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses in 2004, 2005, 2006, 2007 and 2008. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005, 2006, 2007 and 2008 tax years.
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
Legal proceedings could affect our financial condition and results of operations
     We are from time to time subject to legal proceedings or governmental investigations which include employment, tort, intellectual property and other claims, and purported class action and shareholder derivative actions. We also are subject to complaints or allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws. Lawsuits or claims could result in decisions against us which could have an adverse effect on our financial condition or results of operations.

Our financial results could be affected by changes in the value of our investment portfolio
     We invest our excess cash in a variety of investment vehicles, many of which are subject to market fluctuations resulting from a variety of economic factors or factors associated with a particular investment, including without limitation, overall declines in the equity markets, currency and interest rate fluctuations, volatility in the credit markets, exposures related to concentrations of investments in a particular fund or investment, exposures related to hedges of financial positions, and the performance of particular fund or investment managers. As a result, events or developments which negatively affect the value of our investments could have an adverse effect on our results of operations.
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
     Nabors and its subsidiaries own or lease executive and administrative office space in Hamilton, Bermuda (principal executive office); Houston, Texas; Anchorage, Alaska; New Iberia and Youngsville, Louisiana; Bakersfield, California; Alice, Bridgeport, Corpus Christi, Kilgore, Longview, Magnolia, Midland and Odessa, Texas; Casper, Wyoming; Alberta, Canada; Oklahoma City and Pocola, Oklahoma; Billings, Montana; Williston, North Dakota; Fort Lupton and Fruita, Colorado; Dubai, U.A.E.; Dhahran, Saudi Arabia; Hassi-Messaoud, Algeria; Almaty, Kazakhstan; Ahmadi, Kuwait; Kuala Lumpur, Malaysia; Pointe Noire, Congo; Moscow, Russia; and Ploeisti, Romania. We also own or lease a number of facilities and storage yards used in support of operations in each of our geographic markets.
     Nabors and its subsidiaries own certain mineral interests in connection with their investing and operating activities. Nabors does not consider these properties to be material to its overall operations.
     Additional information about our properties can be found in Notes 2 and 7 (each, under the caption Property, Plant and Equipment) and 15 (under the caption Operating Leases) in Part II, Item 8. – Financial Statements and Supplementary Data. The revenues and property, plant and equipment by geographic area for the fiscal years ended December 31, 2006, 2007 and 2008, can be found in Note 20 in Part II, Item 8. — Financial Statements and Supplementary Data. A description of our rig fleet is included under the caption Introduction in Part I, Item 1. — Business.
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
     On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, a vendor which provides freight forwarding and customs clearance services to certain of our affiliates. To date, the inquiry has focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria. The Audit Committee of our Board of Directors has engaged outside counsel to review certain transactions with this vendor, and their review is ongoing. The Audit Committee of our Board of Directors has received periodic updates at its regularly scheduled meetings and the Chairman of the Audit Committee has received updates between meetings as circumstances warrant. The investigation includes a review of certain amounts paid to and by Panalpina in connection with the obtaining of permits for the temporary importation of equipment and clearance of goods and materials through customs. Both the SEC and the U.S. Department of Justice have been advised of the Company’s investigation. The ultimate outcome of this review or the effect of implementing any further measures which may be necessary to ensure full compliance with the applicable laws cannot be determined at this time.
     A court in Algeria has entered a judgment against the Company related to certain alleged customs infractions. The Company believes it did not receive proper notice of the judicial proceedings against it, and that the amount of the judgment is excessive. We intend to assert the lack of legally required notice as a basis for challenging the judgment on appeal. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the ultimate resolution of this matter, and the timing of such resolution, is uncertain. If the Company is ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $20 million.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
STOCK PERFORMANCE GRAPH
     The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index and the Dow Jones Oil Equipment and Services Index. Total return assumes $100 invested on December 31, 2003 in shares of Nabors, the S&P 500 Index, and the Dow Jones Oil Equipment and Services Index. It also assumes reinvestment of dividends and is calculated at the end of each calendar year, December 31, 2004 to December 31, 2008.

	2004	2005	2006	2007	2008
Nabors Industries Ltd.	124	183	144	132	58
S&P 500 Index	111	116	135	142	90
Dow Jones Oil Equipment and Services Index	135	205	233	338	138
I. Market and Share Prices
     Our common shares are traded on the New York Stock Exchange under the symbol “NBR”. At February 23, 2009, there were approximately 1,575 shareholders of record. We have not paid any cash dividends on our common shares since 1982. Nabors does not currently intend to pay any cash dividends on its common shares. However, we can give no assurance that we will not reevaluate our position on dividends in the future.
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

	Share Price
Calendar Year	High	Low
2007 First quarter	32.74	27.53
Second quarter	36.42	29.59
Third quarter	34.10	27.05
Fourth quarter	31.23	26.00

2008 First quarter	34.14	23.61
Second quarter	50.58	33.06
Third quarter	50.35	22.50
Fourth quarter	24.88	9.72
     The following table provides information relating to Nabors’ repurchase of common shares during the three months ended December 31, 2008:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased
Period	Shares	Price Paid	Announced	Under the
(In thousands, except per share amounts)	Purchased	per Share	Program	Program (1)
October 1 – October 31, 2008	46 (2)	$22.59	—	$35,458
November 1 – November 30, 2008	1 (2)	$22.59	—	$35,458
December 1 – December 31, 2008	953 (2)	$22.59	—	$35,458

(1)	In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through December 31, 2008, $464.5 million of our common shares have been repurchased under this program. As of December 31, 2008, we had the capacity to repurchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.

(2)	In September 2008 we entered into a three-month written put option for 1 million of our common shares with a strike price of $25 per common share. We settled this contract during the fourth quarter of 2008 and paid cash of $22.6 million, net of the premium received on this contract.
     See Part III, Item 12. for a description of securities authorized for issuance under equity compensation plans.
II. Dividend Policy
     See Part I, Item 1A. — Risk Factors — We do not currently intend to pay dividends.
III. Shareholder Matters
     Bermuda has exchange controls which apply to residents in respect to the Bermudian dollar. As an exempt company, Nabors is considered to be nonresident for such controls; consequently, there are no Bermuda governmental restrictions on the Company’s ability to make transfers and carry out transactions in all other currencies, including currency of the United States.
     There is no reciprocal tax treaty between Bermuda and the United States regarding withholding taxes. Under existing Bermuda law there is no Bermuda income or withholding tax on dividends paid by Nabors to its shareholders. Furthermore, no Bermuda tax is levied on the sale or transfer (including by gift and/or on the death of the shareholder) of Nabors common shares (other than by shareholders resident in Bermuda).

ITEM 6. SELECTED FINANCIAL DATA

Operating Data (1)(2)	Year Ended December 31,
(In thousands, except per share amounts and ratio data)	2008	2007	2006	2005	2004
Revenues and other income:
Operating revenues	$5,511,896	$4,938,848	$4,707,289	$3,394,472	$2,351,571
Earnings (losses) from unconsolidated affiliates	(229,834)	17,724	20,545	5,671	4,057
Investment income (loss)	21,726	(15,891)	102,007	85,428	50,044

Total revenues and other income	5,303,788	4,940,681	4,829,841	3,485,571	2,405,672

Costs and other deductions:
Direct costs	3,110,316	2,764,559	2,511,392	1,958,538	1,542,364
General and administrative expenses	479,984	436,282	416,610	247,129	192,692
Depreciation and amortization	611,066	467,730	364,653	285,054	248,057
Depletion	46,979	72,182	38,580	46,894	45,460
Interest expense	91,620	53,702	46,586	44,849	48,507
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	7,613	10,895	24,118	45,952	(5,036)
Goodwill and intangible asset impairment	154,586	—	—	—	—

Total costs and other deductions	4,502,164	3,805,350	3,401,939	2,628,416	2,072,044

Income from continuing operations before income taxes	801,624	1,135,331	1,427,902	857,155	333,628
Income tax expense	250,451	239,664	434,893	219,000	32,660

Income from continuing operations, net of tax	551,173	895,667	993,009	638,155	300,968
Income from discontinued operations, net of tax	—	35,024	27,727	10,540	1,489

Net income	$551,173	$930,691	$1,020,736	$648,695	$302,457

Earnings per share:
Basic from continuing operations	$1.98	$3.21	$3.42	$2.05	$1.01
Basic from discontinued operations	—	.13	.10	.03	.01

Total Basic	$1.98	$3.34	$3.52	$2.08	$1.02

Diluted from continuing operations	$1.93	$3.13	$3.31	$1.97	$.96
Diluted from discontinued operations	—	.12	.09	.03	—

Total Diluted	$1.93	$3.25	$3.40	$2.00	$.96

Weighted-average number of common shares outstanding:
Basic	278,166	279,026	290,241	312,134	297,872
Diluted	285,285	286,606	299,827	324,378	328,060

Capital expenditures and acquisitions of businesses (3)	$1,561,423	$1,921,221	$1,997,971	$1,003,269	$544,429
Interest coverage ratio (4)	20.9:1	32.5:1	38.1:1	25.6:1	12.9:1

Balance Sheet Data (2)	As of December 31,
(In thousands, except ratio data)	2008	2007	2006	2005	2004
Cash, cash equivalents, short-term and long-term investments and other receivables (5)	$826,063	$1,179,639	$1,653,285	$1,646,327	$1,411,047
Working capital	1,037,734	710,980	1,650,496	1,264,852	821,120
Property, plant and equipment, net	7,282,042	6,632,612	5,410,101	3,886,924	3,275,495
Total assets	10,467,982	10,103,382	9,142,303	7,230,407	5,862,609
Long-term debt	3,887,711	3,306,433	4,004,074	1,251,751	1,201,686
Shareholders’ equity	$4,692,119	$4,514,121	$3,536,653	$3,758,140	$2,929,393
Funded debt to capital ratio:
Gross (6)	0.44:1	0.44:1	0.50:1	0.32:1	0.38:1
Net (7)	0.39:1	0.36:1	0.37:1	0.08:1	0.15:1

(1)	All periods present the Sea Mar business as a discontinued operation.

(2)	Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include Pragma Drilling Equipment Ltd. assets (May 2006), 1183011 Alberta Ltd. (January 2006), Sunset Well Service, Inc. (August 2005), Alexander Drilling, Inc. assets (June 2005), Phillips Trucking, Inc. assets (June 2005), and Rocky Mountain Oil Tools, Inc. assets (March 2005).

(3)	Represents capital expenditures and the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(4)	The interest coverage ratio from continuing operations is computed by calculating the sum of income from continuing operations before income taxes, interest expense, depreciation and amortization, depletion expense, goodwill and intangible asset impairments and our proportionate share of non-cash pre-tax full cost ceiling writedowns from our oil and gas joint ventures less investment income (loss) and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. The “interest coverage ratio from continuing operations” is not a measure of operating performance or liquidity defined by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

(5)	The December 31, 2008 and 2007 amounts include $1.9 million and $53.1 million, respectively, in cash proceeds receivable from brokers from the sale of certain long-term investments that are included in other current assets and $224.2 million and $123.3 million, respectively, in oil and gas financing receivables that are included in long-term investments and other receivables.

(6)	The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities, net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The “gross funded debt to capital ratio” is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

(7)	The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities, net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments and other receivables. Capital is defined as shareholders’ equity. The “net funded debt to capital ratio” is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of our operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to our consolidated financial statements.
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
     The magnitude of customer spending on new and existing wells is the primary driver of our business. The primary determinate of customer spending is the degree of their cash flow and earnings which are largely determined by natural gas prices in our U.S. Lower 48 Land Drilling and Canadian Drilling operations, while oil prices are the primary determinate in our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations. The following table sets forth natural gas and oil price data per Bloomberg for the last three years:

	Year Ended December 31,			Increase / (Decrease)
	2008	2007	2006	2008 to 2007		2007 to 2006
Commodity prices:
Average Henry Hub natural gas spot price ($/million cubic feet (mcf))	$8.89	$6.97	$6.73	$1.92	28%	$0.24	4%
Average West Texas intermediate crude oil spot price ($/barrel)	$99.92	$72.23	$66.09	$27.69	38%	$6.14	9%
     Beginning in the second half of 2008, there has been a significant decrease in natural gas and oil prices. Natural gas prices, which averaged $10.03 per mcf during the first half of 2008, declined significantly, averaging only $7.74 per mcf during the second half of 2008 and $5.84 per mcf during December 2008. The decline has continued as natural gas prices have averaged $4.96 per mcf during the period January 1, 2009 through February 23, 2009.
     Oil prices also declined in the second half of 2008 with average prices of $111.14 per barrel during the first half of 2008, decreasing to average prices of $88.88 per barrel during the second half of 2008 and $41.44 per barrel during December 2008. Oil prices remain depressed and have averaged $40.22 per barrel during the period January 1, 2009 through February 23, 2009.
     This significant decline in commodity prices has, at least in part, been driven by the significant deterioration of the global economic environment including the extreme volatility in the capital and credit markets. All of these factors are having an adverse effect on our customers’ spending plans for exploration, production and development activities which has had a significant negative impact on our operations beginning in December 2008.

     Operating revenues and Earnings from unconsolidated affiliates for the year ended December 31, 2008 totaled $5.3 billion, representing an increase of $325.5 million, or 7% as compared to the year ended December 31, 2007. Adjusted income derived from operating activities and net income for the year ended December 31, 2008 totaled $1.0 billion and $551.2 million ($1.93 per diluted share), respectively, representing decreases of 15% and 41%, respectively, compared to the year ended December 31, 2007. Operating revenues and Earnings from unconsolidated affiliates for the year ended December 31, 2007 totaled $5.0 billion, representing an increase of $228.7 million, or 5% as compared to the year ended December 31, 2006. Adjusted income derived from operating activities and net income for the year ended December 31, 2007 totaled $1.2 billion and $930.7 million ($3.25 per diluted share), respectively, representing decreases of 13% and 9%, respectively, compared to the year ended December 31, 2006.
     Our operating results were negatively impacted as a result of non-cash, pre-tax charges arising from oil and gas full cost ceiling test writedowns and goodwill and intangible asset impairments. Our Earnings (losses) from Unconsolidated Affiliates line in our income statement includes $228.3 million, representing our proportionate share of non-cash pre-tax full cost ceiling test writedowns from our U.S., international and Canadian joint ventures during the three months ended December 31, 2008. Additionally, we recorded non-cash pre-tax impairment charges of $21.5 million related to our wholly owned Ramshorn business unit under application of the successful efforts method of accounting related to oil and gas properties during the three months ended December 31, 2008. Charges from our U.S., international and Canadian joint ventures and our wholly owned Ramshorn business unit are included in our Oil and Gas operating segment results. Our Canada Well-servicing and Drilling operating segment and Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating Segments include $145.4 million and $4.6 million non-cash pre-tax goodwill and intangible asset impairment charges to reduce the carrying value of these assets to their estimated fair value due to the duration of the economic downturn in Canada and the lack of certainty regarding eventual recovery. Excluding these charges, our operating results were slightly higher primarily due to our U.S. Lower 48 Land Drilling, International Drilling and Other Operating segments resulting from higher average dayrates and activity levels resulting from sustained higher natural gas and oil prices throughout 2007 and the majority of 2008, partially offset by increased operating costs and higher depreciation expense due to our capital expenditures.
     The decrease in our adjusted income derived from operating activities from 2006 to 2007 related primarily to our U.S. Lower 48 Land Drilling, Canada Drilling and Well-servicing, and our U.S. Well-servicing operations, where activity levels decreased despite slightly higher natural gas prices and higher oil prices. Operating results were further negatively impacted by higher levels of depreciation expense due to our capital expenditures. Partially offsetting the decreases in our adjusted income derived from operating activities were the increases in operating results from our International operations and to a lesser extent by our Alaska operations, driven by high oil prices. In addition, our net income and earnings per share for 2007 has decreased compared to 2006 as a result of investment net losses during 2007 only partially offset by a lower effective tax rate and a lower number of average shares outstanding.
     Our operating results for 2009 are expected to decrease from levels realized during 2008 given our current expectation of the continuation of lower commodity prices during 2009 and the related impact on drilling and well-servicing activity and dayrates. The decrease in drilling activity and dayrates is expected to have a significant impact on our U.S. Lower 48 Land Drilling and our U.S. Land Well-servicing operations. In our U.S. Lower 48 Land Drilling operations, our rig count has decreased from its peak during October 2008 of 273 rigs to 162 rigs currently operating as of February 23, 2009. Our Well-servicing activity is down approximately 45% from its October 2008 peak of 105,872 hours when compared to estimated rig hours for February 2009. We expect our International operations to increase during 2009 resulting from the deployment of additional rigs under long-term contracts and the renewal of existing contracts at higher dayrates.
     The following tables set forth certain information with respect to our reportable segments and rig activity:

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2008	2007	2006	2008 to 2007		2007 to 2006
Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations: (1)
Contract Drilling: (2)
U.S. Lower 48 Land Drilling	$1,878,441	$1,710,990	$1,890,302	$167,451	10%	$(179,312)	(9%)
U.S. Land Well-servicing	758,510	715,414	704,189	43,096	6%	11,225	2%
U.S. Offshore	252,529	212,160	221,676	40,369	19%	(9,516)	(4%)
Alaska	184,243	152,490	110,718	31,753	21%	41,772	38%
Canada	502,695	545,035	686,889	(42,340)	(8%)	(141,854)	(21%)

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2008	2007	2006	2008 to 2007		2007 to 2006
International	1,372,168	1,094,802	746,460	277,366	25%	348,342	47%

Subtotal Contract Drilling (3)	4,948,586	4,430,891	4,360,234	517,695	12%	70,657	2%
Oil and Gas (4) (5)	(151,465)	152,320	59,431	(303,785)	(199%)	92,889	156%
Other Operating Segments (6) (7)	683,186	588,483	505,286	94,703	16%	83,197	16%
Other reconciling items (8)	(198,245)	(215,122)	(197,117)	16,877	8%	(18,005)	(9%)

Total	$5,282,062	$4,956,572	$4,727,834	$325,490	7%	$228,738	5%

Adjusted income (loss) derived from operating activities from continuing operations: (1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$628,579	$596,302	$821,821	$32,277	5%	$(225,519)	(27%)
U.S. Land Well-servicing	148,626	156,243	199,944	(7,617)	(5%)	(43,701)	(22%)
U.S. Offshore	59,179	51,508	65,328	7,671	15%	(13,820)	(21%)
Alaska	52,603	37,394	17,542	15,209	41%	19,852	113%
Canada	61,040	87,046	185,117	(26,006)	(30%)	(98,071)	(53%)
International	407,675	332,283	208,705	75,392	23%	123,578	59%

Subtotal Contract Drilling(3)	1,357,702	1,260,776	1,498,457	96,926	8%	(237,681)	(16%)
Oil and Gas(4)(5)	(228,027)	56,133	4,065	(284,160)	(506%)	52,068	n/m (6)
Other Operating Segments (7)(8)	68,572	35,273	30,028	33,299	94%	5,245	17%
Other reconciling items (11)	(164,530)	(136,363)	(135,951)	(28,167)	(21%)	(412)	0%

Total	1,033,717	1,215,819	1,396,599	(182,102)	(15%)	(180,780)	(13%)
Interest expense	(91,620)	(53,702)	(46,586)	(37,918)	(71%)	(7,116)	(15%)
Investment (loss) income	21,726	(15,891)	102,007	37,617	237%	(117,898)	(116%)
(Losses) gains on sales, retirements and impairments of long-lived assets and other income (expense), net	(7,613)	(10,895)	(24,118)	3,282	30%	13,223	55%
Goodwill and intangible asset impairment (12)	(154,586)	—	—	(154,586)	(100%)	—	—

Income from continuing operations before income taxes	$801,624	$1,135,331	$1,427,902	$(333,707)	(29%)	$(292,571)	(20%)

Rig activity:
Rig years: (13)
U.S. Lower 48 Land Drilling	247.9	229.4	255.5	18.5	8%	(26.1)	(10%)
U.S. Offshore	17.6	15.8	16.4	1.8	11%	(0.6)	(4%)
Alaska	10.9	8.7	8.6	2.2	25%	0.1	1%
Canada	35.5	36.7	53.3	(1.2)	(3%)	(16.6)	(31%)
International (14)	120.5	115.2	97.1	5.3	5%	18.1	19%

Total rig years	432.4	405.8	430.9	26.6	7%	(25.1)	(6%)

Rig hours: (15)
U.S. Land Well-servicing	1,090,511	1,119,497	1,256,141	(28,986)	(3%)	(136,644)	(11%)
Canada Well-servicing	248,032	283,471	360,129	(35,439)	(13%)	(76,658)	(21%)

Total rig hours	1,338,543	1,402,968	1,616,270	(64,425)	(5%)	(213,302)	(13%)

(1)	All segment information excludes the Sea Mar business, which has been classified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $5.8 million, $5.6 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(4)	Represents our oil and gas exploration, development and production operations. Includes $228.3 million, representing our proportionate share, of non-cash pre-tax full cost ceiling test writedowns from our U.S., international and Canadian joint ventures and non-cash pre-tax impairment charges of $21.5 million under application of the successful efforts method of accounting from our wholly owned Ramshorn business unit related to oil and gas properties.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(241.4) million, $(3.9) million and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

(6)	The percentage is so large that it is not meaningful.

(7)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(8)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $5.8 million, $16.0 million and $16.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(9)	Represents the elimination of inter-segment transactions.

(10)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(11)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(12)	Represents non-cash pre-tax goodwill and intangible asset impairment charges recorded during the three months ended December 31, 2008, all of which related to our Canadian business units.

(13)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(14)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 3.5 years during the year ended December 31, 2008 and 4.0 years during the years ended December 31, 2007 and 2006, respectively.

(15)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.
Segment Results of Operations
Contract Drilling
     Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.
     U.S. Lower 48 Land Drilling. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2008	2007	2006	2008 to 2007		2007 to 2006
Operating revenues and Earnings from unconsolidated affiliates	$1,878,441	$1,710,990	$1,890,302	$167,451	10%	$(179,312)	(9%)
Adjusted income derived from operating activities	$628,579	$596,302	$821,821	$32,277	5%	$(225,519)	(27%)
Rig years	247.9	229.4	255.5	18.5	8%	(26.1)	(10%)

     The increase in operating results from 2007 to 2008 was due to overall year-over-year increases in rig activity and increases in average dayrates, driven by higher natural gas prices throughout 2007 and most of 2008. This increase was only partially offset by higher operating costs and an increase in depreciation expense related to capital expansion projects.
     The decrease in operating results from 2006 to 2007 was a result of year-over-year decreases in drilling activity. Additionally, the decrease in operating results was due to higher drilling rig operating costs, including depreciation expense related to capital expansion projects.
     U.S. Land Well-servicing. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2008	2007	2006	2008 to 2007		2007 to 2006
Operating revenues and Earnings from unconsolidated affiliates	$758,510	$715,414	$704,189	$43,096	6%	$11,225	2%
Adjusted income derived from operating activities	$148,626	$156,243	$199,944	$(7,617)	(5%)	$(43,701)	(22%)
Rig hours	1,090,511	1,119,497	1,256,141	(28,986)	(3%)	(136,644)	(11%)
     Operating revenues and Earnings from unconsolidated affiliates increased from 2007 to 2008 and from 2006 to 2007 primarily as a result of higher average dayrates year-over-year, driven by high oil prices during 2007 and the majority of 2008 as well as market expansion. Higher average dayrates were partially offset by lower rig utilization. Adjusted income derived from operating activities decreased from 2007 to 2008 and from 2006 to 2007 despite higher revenues due primarily to higher depreciation expense related to capital expansion projects and, to a lesser extent, higher operating costs.
     U.S. Offshore. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2008	2007	2006	2008 to 2007		2007 to 2006
Operating revenues and Earnings from unconsolidated affiliates	$252,529	$212,160	$221,676	$40,369	19%	$(9,516)	(4%)
Adjusted income derived from operating activities	$59,179	$51,508	$65,328	$7,671	15%	$(13,820)	(21%)
Rig years	17.6	15.8	16.4	1.8	11%	(0.6)	(4%)
     The increase in operating results from 2007 to 2008 primarily resulted from higher average dayrates and increased drilling activity driven by high oil prices during the majority of 2008, especially in the Sundowner and Super Sundowner platform workover and re-drilling rigs and the MASE platform drilling rigs. The increase in 2008 was partially offset by higher operating costs and increased depreciation expense relating to new rigs added to the fleet in early 2007.
     The decrease in operating results from 2006 to 2007 primarily resulted from a decrease in average dayrates and utilization for our jack-up rigs, partially offset by the deployment of two new-built Barge and one Platform Workover Drilling rigs in early 2007. Operating results were further negatively impacted by increased depreciation expense relating to the new rigs added to the fleet.
     Alaska. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase
and rig activity)	2008	2007	2006	2008 to 2007		2007 to 2006
Operating revenues and Earnings from unconsolidated affiliates	$184,243	$152,490	$110,718	$31,753	21%	$41,772	38%
Adjusted income derived from operating activities	$52,603	$37,394	$17,542	$15,209	41%	$19,852	113%
Rig years	10.9	8.7	8.6	2.2	25%	0.1	1%
     The increase in operating results from 2007 to 2008 and from 2006 to 2007 is primarily due to year-over-year increases in average dayrates and drilling activity. Drilling activity levels have increased as a result of year-over-year increased customer demand, driven by higher oil prices throughout 2007 and most of 2008, and the deployment and utilization of additional rigs added in late 2007. These increases have been partially offset by higher operating costs and increased depreciation expense as well as increased labor and repairs and maintenance costs in 2008 and 2007 as compared to prior years.
     Canada. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase/(Decrease)
and rig activity)	2008	2007	2006	2008 to 2007		2007 to 2006
Operating revenues and Earnings from unconsolidated affiliates	$502,695	$545,035	$686,889	$(42,340)	(8%)	$(141,854)	(21%)
Adjusted income derived from operating activities	$61,040	$87,046	$185,117	$(26,006)	(30%)	$(98,071)	(53%)
Rig years — Drilling	35.5	36.7	53.3	(1.2)	(3%)	(16.6)	(31%)
Rig hours — Well-servicing	248,032	283,471	360,129	(35,439)	(13%)	(76,658)	(21%)
     The decrease in operating results from 2007 to 2008 and from 2006 to 2007 resulted from year-over-year decreases in drilling and well-servicing activity and decreases in average dayrates for drilling and well-servicing operations as a result of economic uncertainty and Alberta’s tight labor market resulting in a number of projects being delayed. Our operating results were further negatively impacted by proposed changes to the Alberta royalty and tax regime causing customers to assess the impact of such changes. The strengthening of the Canadian dollar versus the U.S. dollar during 2007 and throughout the majority of 2008 positively impacted operating results, but negatively impacted demand for our services as much of our customers’ revenue is denominated in U.S. dollars while their costs are denominated in Canadian dollars. Additionally, operating results were negatively impacted by increased operating expenses, including depreciation expense related to capital expansion projects. Operating results exclude non-cash pre-tax goodwill and intangible asset impairment charges that are separately reflected in the Goodwill and Intangible Asset Impairment financial line in our consolidated statements of income.
     International. The results of operations for this reportable segment are as follows:

(In thousands, except percentages	Year Ended December 31,			Increase
and rig activity)	2008	2007	2006	2008 to 2007		2007 to 2006
Operating revenues and Earnings from unconsolidated affiliates	$1,372,168	$1,094,802	$746,460	$277,366	25%	$348,342	47%
Adjusted income derived from operating activities	$407,675	$332,283	$208,705	$75,392	23%	$123,578	59%
Rig years	120.5	115.2	97.1	5.3	5%	18.1	19%
     The increase in operating results from 2007 to 2008 and from 2006 to 2007 primarily resulted from year-over-year increases in average dayrates and drilling activities, reflecting strong customer demand for drilling services, stemming from sustained higher oil prices throughout 2007 and most of 2008. The increases in operating results during 2007 and 2008 were also positively impacted by an expansion of our rig fleet and continuing renewal of existing multi-year contracts at higher average dayrates. These increases are partially offset by increased operating expenses, including depreciation expense related to capital expenditures for new and refurbished rigs deployed throughout 2007 and 2008.
     Oil and Gas
     This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2008	2007	2006	2008 to 2007		2007 to 2006
Operating revenues and Earnings (losses) from unconsolidated affiliates	$(151,465)	$152,320	$59,431	$(303,785)	(199%)	$92,889	156%
Adjusted income derived from operating activities	$(228,027)	$56,133	$4,065	$(284,160)	(506%)	$52,068	n/m	(1)

(1)	The percentage is so large that it is not meaningful.
     Operating results decreased from 2007 to 2008 as a result of non-cash pre-tax impairment charges recorded during the fourth quarter of 2008 by our wholly owned Ramshorn business unit and our U.S., international and Canadian joint ventures. Because of the low natural gas prices at year end, we performed an impairment test on our oil and gas properties of our wholly owned Ramshorn business unit which follows the successful efforts method of accounting. As a result, we recorded a non-cash pre-tax impairment to oil and gas properties which totaled $21.5 million. Our joint ventures’ non-cash pre-tax full cost ceiling test writedowns, of which our proportionate share totaled $228.3 million, resulted from the application of the full cost method of accounting for costs related to oil and natural gas properties. The full cost ceiling test limits the carrying value of the capitalized cost of the properties to the present value of future net revenues attributable to proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or market value of unproved properties. The full cost ceiling test is evaluated at the end of each quarter using quarter end prices of oil and natural gas, adjusted for the impact of derivatives accounted for as cash flow hedges. Our U.S., international and Canadian joint ventures used a quarter end price of $5.63 per mcf for natural gas and $44.60 per barrel for oil which resulted in the ceiling test writedowns.
     Additionally, our proportionate share of losses from our oil and gas joint ventures included $10.0 million of depletion charges from lower than expected performance of certain oil and gas developmental wells and $5.8 million of mark-to-market unrealized losses from derivative instruments representing forward gas sales through swaps and price floor guarantees utilizing puts. Beginning in May 2008 our U.S. joint venture began to apply hedge accounting to their forward contracts to minimize the volatility in reported earnings caused by market price fluctuations of the underlying hedged commodities. While our wholly owned Ramshorn business unit recorded approximately $21.5 million in non-cash pre-tax impairment charges to oil and gas properties, the charge was partially offset by income from our production volumes and oil and gas production sales as a result of higher oil and natural gas prices throughout most of 2008 and a $12.3 million gain on the sale of certain leasehold interests in 2008.
     The increase in our operating results from 2006 to 2007 was primarily a result of year-over-year increases in income attributable to earnings related to production payment contracts and gains totaling $88 million recognized on the sale of certain properties during 2007. Additionally, operating results were higher year-over-year due to increases in production and increases in oil, gas and natural gas liquid prices. These increases to operating results were partially offset by a $33.6 million increase in depletion expense and approximately $3.9 million in net losses from our joint ventures which commenced operations in 2007, as well as higher seismic costs and workover expenses compared to the prior year. The higher depletion expense resulted from increased units-of-production depletion and impairment charges, related to higher costs and lower than expected performance of certain oil and gas developmental wells.
Other Operating Segments
     These operations include our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Year Ended December 31,			Increase
(In thousands, except percentages)	2008	2007	2006	2008 to 2007		2007 to 2006
Operating revenues and Earnings from unconsolidated affiliates	$683,186	$588,483	$505,286	$94,703	16%	$83,197	16%
Adjusted income (loss) derived from operating activities	$68,572	$35,273	$30,028	$33,299	94%	$5,245	17%
     The increase in operating results from 2007 to 2008 and from 2006 to 2007 primarily resulted from year-over-year increased third party sales and higher margins on top drives driven by the strengthening of the oil drilling market and increased equipment sales and increased market share in Canada and increased demand in the U.S. directional drilling market. Results for construction and logistics services increased from 2007 to 2008 due to increases in customer demand for our construction and logistics services in Alaska but decreased from 2006 to 2007 due to lower demand for our services.
Discontinued Operations
     During the third quarter of 2007 we sold our Sea Mar business which had previously been included in Other Operating Segments to an unrelated third party. The assets included 20 offshore supply vessels and certain related assets, including a right under a vessel construction contract. The operating results of this business for all periods presented are retroactively presented and accounted for as discontinued operations in the accompanying audited consolidated statements of income. Our condensed statements of income from discontinued operations related to the Sea Mar business for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2008	2007	2006	2008 to 2007		2007 to 2006
Revenues	$—	$58,887	$112,873	$(58,887)	(100%)	$(53,986)	(48%)
Income from discontinued operations, net of tax	$—	$35,024	$27,727	$(35,024)	(100%)	$7,297	26%
     The decrease in revenues from 2006 to 2007 resulted from seven months of operations before our sale of the Sea Mar business in August 2007. The increase in income, net of tax, from 2006 to 2007 resulted from the gain recognized on the sale.

OTHER FINANCIAL INFORMATION
General and administrative expenses

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2008	2007	2006	2008 to 2007		2007 to 2006
General and administrative expenses	$479,984	$436,282	$416,610	$43,702	10%	$19,672	5%
General and administrative expenses as a percentage of operating revenues	8.7%	8.8%	8.9%	(.1%)	(1%)	(.1%)	(1%)
     General and administrative expenses increased from 2007 to 2008 and from 2006 to 2007 primarily as a result of increases in wages and burden for a majority of our operating segments compared to each prior year period, which resulted from an increase in the number of employees required to support the increase in activity levels and from higher wages, and increased corporate compensation expense, which primarily resulted from higher bonuses and non-cash compensation expenses recorded for restricted stock awards during each sequential year. During the fourth quarter of 2006 a non-recurring non-cash charge representing additional compensation expense of $51.6 million was recorded relating to the Company’s review of its employee stock option granting practices.
Depreciation and amortization, and depletion expense

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2008	2007	2006	2008 to 2007		2007 to 2006
Depreciation and amortization expense	$611,066	$467,730	$364,653	$143,336	31%	$103,077	28%
Depletion expense	$46,979	$72,182	$38,580	$(25,203)	(35%)	$33,602	87%
     Depreciation and amortization expense. Depreciation and amortization expense increased from 2007 to 2008 and from 2006 to 2007 as a result of capital expenditures made throughout 2006, 2007 and 2008 relating to our expanded capital expenditure program that commenced in early 2005.
     Depletion expense. The decrease in depletion expense from 2007 to 2008 primarily resulted from a decrease of non-cash impairment charges of $37.9 million during 2007 compared to $21.5 million during 2008.
     Depletion expense increased from 2006 to 2007 as a result of increased units-of-production depletion and impairment charges resulting from higher costs and lower than expected performance of certain oil and gas developmental wells.
Interest expense

	Year Ended December 31,			Increase
(In thousands, except percentages)	2008	2007	2006	2008 to 2007		2007 to 2006
Interest expense	$91,620	$53,702	$46,586	$37,918	71%	$7,116	15%
     Interest expense increased from 2007 to 2008 as a result of the additional interest expense related to our February 2008 and July 2008 issuances of 6.15% senior notes due February 2018 in the amounts of $575 million and $400 million, respectively.
     Interest expense increased from 2006 to 2007 as a result of the additional interest expense related to the May 2006 issuance of the $2.75 billion 0.94% senior exchangeable notes due 2011. This increase was partially offset by interest expense reductions resulting from the redemption of 93% or $769.8 million of our zero coupon convertible senior debentures due 2021 on February 6, 2006. These zero coupon notes accreted at a rate of 2.5% per annum.
Investment income (loss)

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2008	2007	2006	2008 to 2007		2007 to 2006
Investment income (loss)	$21,726	$(15,891)	$102,007	$37,617	237%	$(117,898)	(116%)
     Investment income during 2008 was $21.7 million compared to a net loss of $15.9 million during the prior year. The current year income included net unrealized gains of $8.5 million from our trading securities and interest and dividend income of $40.5 million from our short-term and long-term investments, partially offset by losses of $27.4 million from our actively managed funds classified as long-term investments.
     Investment income (loss) during 2007 was a net loss of $15.9 million compared to income of $102.0 million during the prior year. The loss during 2007 included a net loss of $61.4 million from the portion of our long-term investments comprised of actively managed funds inclusive of substantial gains from sales of our marketable equity securities. Investment income from our short-term investments was approximately $45.5 million.
     Investment income during 2006 included net unrealized gains of $3.1 million from our short-term investments, interest and dividend income of $55.7 million and gains of $43.2 million from our actively managed funds.
Gains (losses) on sales, retirements and impairments of long-lived assets and other income (expense), net

	Year Ended December 31,			Increase/(Decrease)
(In thousands, except percentages)	2008	2007	2006	2008 to 2007		2007 to 2006
Gains (losses) on sales, retirements and impairments of long-lived assets and other income (expense), net	$(7,613)	$(10,895)	$(24,118)	$3,282	30%	$13,223	55%
     The amount of gains (losses) on sales, retirements and impairments of long-lived assets and other income (expense), net for 2008 represents a net loss of $7.6 million and includes: (1) losses on derivative instruments of approximately $14.6 million, including a $9.9 million loss on a three-month written put option and a $4.7 million loss on the fair value of our range cap and floor derivative, (2) losses on retirements and impairment charges on long-lived assets of approximately $13.2 million, inclusive of involuntary conversion losses on long-lived assets of approximately $12.0 million, net of insurance recoveries, related to damage sustained from Hurricanes Gustav and Ike during 2008, and (3) losses resulting from increases to litigation reserves of $3.5 million. These losses were partially offset by a $23.6 million pre-tax gain recognized on our purchase of $100 million par value of our $2.75 billion 0.94% senior exchangeable notes due 2011.
     The amount of gains (losses) on sales, retirements and impairments of long-lived assets and other income (expense), net for 2007 represents a net loss of $10.9 million and includes: (1) losses on retirements and impairment charges on long-lived assets of approximately $40.0 million and (2) losses resulting from increases to litigation reserves of $9.6 million. These losses were partially offset by the $38.6 million gain on the sale of three accommodation jack-up rigs in the second quarter of 2007.
Goodwill and intangible asset impairment

	Year Ended December 31,
(In thousands, except percentages)	2008	2007	2006
Goodwill and intangible asset impairment	$154,586	—	—
     Our goodwill impairment for the year ended December 31, 2008 is comprised of $145.4 million and $4.6 million, respectively, relating to our Canada Well-servicing and Drilling operating segment and Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating Segments. The non-cash impairment charges were determined necessary due to the duration of the economic downturn in Canada and the lack of certainty regarding eventual recovery in valuing these operations. Additionally, we recorded a non-cash impairment to intangible assets of $4.6 million which related to certain rights and licenses for a helicopter by Blue Sky, Ltd. A prolonged period of lower oil and natural gas prices and its potential impact on our financial results could result in future goodwill impairment charges. See Critical Accounting Policies below and Note 2 (included under the caption “Goodwill”) in Part II, Item 8. – Financial Statements and Supplementary Data.
Income tax rate

	Year Ended December 31,
	2008	2007	2006
Effective income tax rate from continuing operations	31%	21%	30%
     The increase in our effective income tax rate from 2007 to 2008 resulted from (1) our goodwill impairments that had no associated tax benefit, (2) the reversal of certain tax reserves during 2007 in the amount of $25.5 million, (3) a decrease in 2007 tax expense of approximately $16.0 million resulting from a reduction in Canada’s tax rate, and (4) a higher proportion of our taxable income being generated in the United States during 2008 which is generally taxed at a higher rate than in the international jurisdictions in which we operate.
     The decrease in our effective income tax rate from 2006 to 2007 is a direct result of (1) the reversal of certain tax reserves during 2007 in the amount of $25.5 million, (2) a decrease in tax expense of approximately $16.0 million resulting from a reduction in Canadian tax rates, and (3) a decrease in the proportion of income generated in the U.S. versus the international jurisdictions in which we operate. During 2006, a tax expense relating to the redemption of common shares held by a foreign parent of a U.S. based Nabors’

subsidiary in the amount of $36.2 million increased taxes while a reduction in Canadian tax rates decreased tax expense in the amount of $20.5 million.
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
     Various bills have been introduced in Congress which could reduce or eliminate the tax benefits associated with our reorganization as a Bermuda company. Legislation enacted by Congress in 2004 provides that a corporation that reorganized in a foreign jurisdiction on or after March 4, 2003 shall be treated as a domestic corporation for United States federal income tax purposes. Nabors’ reorganization was completed June 24, 2002. There has been and we expect that there may continue to be legislation proposed by Congress from time to time applicable to certain companies that completed such reorganizations on or after March 20, 2002 which, if enacted, could limit or eliminate the tax benefits associated with our reorganization.
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
     We expect our effective tax rate during 2009 to be in the 25-28% range. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. One of the most volatile factors in this determination is the relative proportion of our income being recognized in high versus low tax jurisdictions.
Liquidity and Capital Resources
Cash Flows
     Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the years ended December 31, 2008 and 2007.
     Operating Activities. Net cash provided by operating activities totaled $1.4 billion during 2008 compared to net cash provided by operating activities of $1.4 billion during 2007. During 2008, net income was increased for non-cash items, such as depreciation and amortization, depletion, share-based compensation, deferred income taxes, our proportionate share of losses from unconsolidated affiliates and goodwill and intangible asset impairments and was reduced for changes in our working capital and other balance sheet accounts. During 2007, net income was increased for non-cash items, such as depreciation and amortization, depletion, share-based compensation and was reduced for deferred income taxes, changes in our working capital and other balance sheet accounts.
     Investing Activities. Net cash used for investing activities totaled $1.4 billion during 2008 compared to net cash used for investing activities of $1.5 billion during 2007. During 2008 and 2007, cash was used for capital expenditures totaling $1.5 billion and $2.0 billion, respectively, and investment in unconsolidated affiliates totaling $271.3 million and $278.1 million, respectively. During 2008 and 2007, cash was provided by sales of investments, net of purchases, totaling $251.6 million and $482.1 million, respectively. During 2007, cash was provided from the sale of long-lived assets and from the sale of our Sea Mar business totaling $162.1 million and $194.3 million, respectively.
     Financing Activities. Net cash used for financing activities totaled $89.2 million during 2008 compared to net cash used for financing activities of $78.9 million during 2007. During 2008, cash totaling $836.5 million was used to redeem our $700 million zero coupon senior exchangeable notes due 2023 and our $82.8 million zero coupon senior convertible debentures due 2021 and for the purchase of $100 million par value of our $2.75 billion 0.94% senior exchangeable notes due 2011 in the open market. During 2008 and 2007, cash was used to repurchase our common shares totaling $281.1 million and $102.5 million, respectively. During 2008, cash was provided by the receipt of $955.6 million in proceeds, net of debt issuance costs, from the February and July 2008 issuances of our $575 million and $400 million 6.15% senior notes due 2018, respectively. During 2008 and 2007, cash was provided by our receipt of proceeds totaling $56.6 million and $61.6 million, respectively, from the exercise by our employees of options to acquire our common shares.

Future Cash Requirements
     As of December 31, 2008, we had long-term debt, including current maturities, of $4.1 billion and cash and cash equivalents and investments of $826.1 million, including $240.0 million of long-term investments and other receivables. Long-term investments and other receivables include $224.2 million in oil and gas financing receivables.
     Our $225 million 4.875% senior notes are coming due in August 2009 and have been reclassified from long-term debt to current portion of long-term debt in our balance sheet as of September 30, 2008. During January and through February 23, 2009, we repurchased $56.6 million par value of these senior notes for cash totaling $56.8 million.
     Our $2.75 billion 0.94% senior exchangeable notes due 2011 provide that upon an exchange of these notes, we will be required to pay holders of the notes cash up to the principal amount of the notes and our common shares for any amount that the exchange value of the notes exceeds the principal amount of the notes. The notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate for the notes; or upon the occurrence of specified corporate transactions set forth in the indenture. On February 23, 2009, the market price for our shares closed at $9.14. If any of the events described above were to occur and the notes were exchanged at a purchase price equal to 100% of the principal amount of the notes, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that in the event that the price of our shares were to exceed $59.57 for the required period of time that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes to other investors on the open market. However, there can be no assurance that the holders would not exchange the notes.
     During the fourth quarter of 2008 we purchased $100 million par value of our $2.75 billion 0.94% senior exchangeable notes due 2011 in the open market, leaving $2.65 billion par value outstanding at December 31, 2008. In January and through February 23, 2009, we purchased an additional $427.7 million par value of our $2.75 billion 0.94% senior exchangeable notes due 2011 in the open market for cash totaling $370.6 million, leaving $2.22 billion par value outstanding.
     As of December 31, 2008, we had outstanding purchase commitments of approximately $685.3 million, primarily for rig-related enhancing, construction and sustaining capital expenditures and other operating expenses. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $1.0-1.2 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs have resulted in an expansion in the number of drilling and well-servicing rigs that we own and operate and consist primarily of land drilling and well-servicing rigs. Since expanding our capital expenditure program in 2005, we have added 168 new land drilling rigs, 15 offshore rigs and 116 newly built workover and well-servicing rigs to our fleet. Our expansion of our capital expenditure programs to build new state-of-the-art drilling rigs is expected to impact a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Alaska, Canada and International operations.
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
     See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included under Off-Balance Sheet Arrangements (Including Guarantees).
     The following table summarizes our contractual cash obligations as of December 31, 2008. This table does not include the issue of $1.125 billion 9.25% senior notes due 2019 on January 12, 2009 nor any open market purchases of any of our notes that have occurred since December 31, 2008.

	Payments due by Period
(In thousands)	Total	< 1 Year		1-3 Years		3-5 Years		Thereafter		Other

Contractual cash obligations:
Long-term debt: (1)
Principal	$4,126,008	$225,288	(2)	$2,650,553	(3)	$275,167	(4)	$975,000	(5)	$—
Interest	702,235	110,683		186,961		134,760		269,831		—
Operating leases (6)	46,254	20,209		16,869		4,887		4,289		—
Purchase commitments (7)	685,293	681,922		3,371		—		—		—
Employment contracts (6)	22,225	6,906		10,525		4,794		—		—
Pension funding obligations (8)	750	750		—		—		—		—

Tax reserves (9)	70,447	—		—		—		—		70,447

Total contractual cash obligations	$5,653,212	$1,045,758		$2,868,279		$419,608		$1,249,120		$70,447

(1)	See Note 10 in Part II, Item 8. – Financial Statements and Supplementary Data.

(2)	Represents Nabors Holdings’ $225 million 4.875% senior notes due August 2009. In January and through February 23, 2009, we repurchased $56.6 million par value of our $225 million principal amount of 4.875% senior notes due August 2009 in the open market for cash totaling $56.8 million.

(3)	Includes Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due May 2011. In 2008 we purchased $100 million par value of these notes in the open market, leaving $2.65 billion par value outstanding at December 31, 2008. During January and through February 23, 2009, we purchased an additional $427.7 million par value of these notes in the open market for cash totaling $370.6 million.

(4)	Includes Nabors Delaware’s $275 million 5.375% senior notes due August 2012.

(5)	Represents Nabors Delaware’s aggregate $975 million 6.15% senior notes due February 2018.

(6)	See Note 15 in Part II, Item 8. — Financial Statements and Supplementary Data.

(7)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

(8)	See Note 13 in Part II, Item 8. — Financial Statements and Supplementary Data.

(9)	Tax reserves are included in Other due to the difficulty in making reasonably reliable estimates of the timing of cash settlements to taxing authorities. See Note 11 in Part II, Item 8. — Financial Statements and Supplementary Data.
     We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
     In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through December 31, 2008, $464.5 million of our common shares had been repurchased under this program. As of December 31, 2008, we had the capacity to repurchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.
     See Note 15 in Part II, Item 8. — Financial Statements and Supplementary Data for discussion of commitments and contingencies relating to (i) employment contracts that could result in significant cash payments of $264 million and $90 million to Messrs. Isenberg and Petrello, respectively, by the Company if there are terminations of these executives in the event of death, disability, termination without cause or cash payments of $360 million and $122 million to Messrs. Isenberg and Petrello, respectively, by the Company if there are terminations of these executives in the event of a change in control, inclusive of gross up payments, and (ii) off-balance sheet arrangements (including guarantees).
Financial Condition and Sources of Liquidity
     Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of December 31, 2008, we had cash and cash equivalents and investments of $826.1 million (including $240.0 million of long-term investments and other receivables, inclusive of $224.2 million in oil and gas financing receivables) and working capital of $1.0 billion. Oil and gas financing receivables are classified as long-term investments. These receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. Long-term investments also consist of investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. This compares to cash and cash equivalents and investments of $1.2 billion (including $359.5 million of long-term investments and other receivables, inclusive of $123.3 million in oil and gas financing receivables) and working capital of $711.0 million as of December 31, 2007.
     Our gross funded debt to capital ratio was 0.44:1 as of December 31, 2008 and 2007. Our net funded debt to capital ratio was 0.39:1 as of December 31, 2008 and 0.36:1 as of December 31, 2007. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments and other receivables. Capital is defined as shareholders’ equity. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. The gross funded debt to capital ratio and the net funded debt to capital ratio are not measures of operating performance or liquidity defined by GAAP and therefore, they may not be comparable to similarly titled measures presented by other companies.
     Our interest coverage ratio from continuing operations was 20.9:1 as of December 31, 2008, compared to 32.5:1 as of December 31, 2007. The interest coverage ratio is a trailing twelve-month computation of the sum of income from continuing operations before income taxes, interest expense, depreciation and amortization, depletion expense, goodwill and intangible asset impairments and our proportionate share of non-cash pre-tax full cost ceiling writedowns from our oil and gas joint ventures less investment income and then dividing by interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. The interest coverage ratio from continuing operations is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.
     We have four letter of credit facilities with various banks as of December 31, 2008. Availability and borrowings under our credit facilities as of December 31, 2008 are as follows:

(In thousands)
Credit available	$295,045
Letters of credit outstanding	174,156

Remaining availability	$120,889

     On January 12, 2009, Nabors Delaware completed a private placement of $1.125 billion aggregate principal amount of 9.25% senior notes due 2019 with registration rights, which are unsecured and are fully and unconditionally guaranteed by Nabors Bermuda. Nabors Delaware intends to use the proceeds from the offering for the repayment or repurchase of indebtedness and general corporate purposes.
     Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by DBRS, Fitch Ratings, Moody’s Investor Service and Standard & Poor’s, which are currently “BBB+”, “BBB+”, “Baa1” and “BBB+ (Negative Watch)”, respectively, and our historical ability to access those markets as needed. However, recent instability in the global financial markets has resulted in a significant reduction in the availability of funds from capital markets and other credit markets and as a result, our ability to access these markets at this time may be significantly reduced. In addition, Standard & Poor’s recently affirmed its BBB+ credit rating, but revised its outlook to negative from stable due primarily to worsening industry conditions. A credit downgrade by Standard & Poor’s may impact our ability to access credit markets.
     Our current cash and cash equivalents, investments and projected cash flows generated from current operations are expected to adequately finance our purchase commitments, our scheduled debt service requirements, and all other expected cash requirements for the next twelve months.
     See our discussion of the impact of changes in market conditions on our derivative financial instruments discussed under Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 40.
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
     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
(In thousands)	2009	2010	2011	Thereafter	Total
Financial standby letters of credit and other financial surety instruments	$143,444	$12,277	$965	$—	$156,686
Contingent consideration in acquisition	—	2,125	2,125	—	4,250

Total	$143,444	$14,402	$3,090	$—	$160,936

Other Matters
Recent Legislation and Actions
     In February 2009 Congress enacted the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”). The Stimulus Act is intended to provide a stimulus to the U.S. economy, including relief to companies related to income on debt repurchases and exchanges at a discount, expansion of benefits to former employees and other social welfare provisions. We are currently evaluating the impact that the Stimulus Act may have on our consolidated financial statements.
     A court in Algeria has entered a judgment against the Company related to certain alleged customs infractions. The Company believes it did not receive proper notice of the judicial proceedings against it, and that the amount of the judgment is excessive. We intend to assert the lack of legally required notice as a basis for challenging the judgment on appeal. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the ultimate resolution of this matter, and the timing of such resolution, is uncertain. If the Company is ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $20 million.
Recent Accounting Pronouncements
     In December 2007 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” This statement retains the fundamental requirements in SFAS No. 141, “Business Combinations” that the acquisition method of accounting be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any noncontrolling interest. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) beginning January 1, 2009 and apply to future acquisitions.
     In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 beginning January 1, 2009. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective with respect to financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 applies prospectively to financial assets and liabilities. There is a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities measured on a nonrecurring basis. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 relating to financial assets and liabilities. The new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value is provided in Note 3 in Part II, Item 8. Financial Statements and Supplementary Data. The adoption of SFAS No. 157 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition. We are currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities measured on a nonrecurring basis on our consolidated financial statements, which will be primarily limited to asset impairments including goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and asset retirement obligations.
     In October 2008 the FASB issued Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective October 10, 2008 and must be applied to prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact on our consolidated financial statements.
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
     In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In May 2008 the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the position that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The FSP requires that convertible debt instruments be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents a debt discount which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. The FSP will be effective for Nabors’ financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will be applied retrospectively to all convertible debt instruments within its scope that are outstanding for any period presented in such financial statements. We will adopt the FSP on January 1, 2009 on a retrospective basis and apply it to our applicable convertible debt instruments. We expect that the impact of this FSP on our financial statements will be to reduce our long-term debt balance and increase our shareholders’ equity in our consolidated balance sheets for each period presented and will result in a non-cash increase to our previously reported interest expense of approximately $100 million and $110 million for the years ended December 31, 2007 and 2008, respectively, in our consolidated statements of income. We also expect that the retrospective application of the FSP will reduce reported net income by approximately $60-70 million and $70-80 million, respectively, for the years ended December 31, 2007 and 2008. In addition, net income and diluted earnings per share is expected to be materially reduced in future years in which the $2.75 billion senior exchangeable notes due May 2011 issued by Nabors Delaware are outstanding. After adopting this FSP, we currently estimate that we will record additional non-cash interest expense, net of capitalized interest, which will reduce our pre-tax income by approximately $75-85 million and reduce net income by approximately $45-55 million for the year ended December 31, 2009.
     In June 2008 the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that securities which are granted in share-based transactions are “participating securities” prior to vesting if they have a nonforfeitable right to participate in any dividends, and, such securities therefore, should be included in computing basic earnings per share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior period earnings per share data should be adjusted retrospectively to conform with the provisions of this FSP. We are currently evaluating the impact that this FSP may have on our consolidated financial statements.
     In December 2008 the SEC issued a Final Rule, “Modernization of Oil and Gas Reporting”. This Final Rule revises certain oil and gas reporting disclosure in Regulation S-K and Regulation S-X under the Securities Act and the Exchange Act, as well as Industry

Guide 2. The amendments are designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use a trailing twelve month average natural gas and oil price when performing the full cost ceiling test calculation which will impact the accounting by our oil and gas joint ventures. The disclosure requirements are effective for registration statements filed on or after January 1, 2009 and for annual financial statements filed on or after December 31, 2009. We are currently evaluating the impact that this Final Rule may have on our consolidated financial statements.
     In December 2008 the FASB issued FSP SFAS No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP increases disclosure requirements for public companies by amending SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require additional information about a transferors’ continuing involvement with transferred financial assets and amending FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” to require additional disclosure about their involvement with variable interest entities. This FSP is effective for reporting periods that end after December 15, 2008. The new disclosures requirements did not have an impact on our financial statements.
     In January 2009 the FASB issued FSP EITF 99-20-a, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.” This FSP amends EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” and applies to the evaluation of impairment of beneficial interests in securitized financial assets. The amendment requires that other-than-temporary impairments be recognized when there has been a “probable” adverse change in estimated cash flows and removes the references to a market participant view of determining estimated cash flows. This FSP is effective for reporting periods that end after December 15, 2008. The adoption of this FSP did not have a significant impact on our financial statements.
Related-Party Transactions
     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements pursuant to which we paid a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $11.2 million related to these policies. The cash surrender value of these policies of approximately $8.4 million and $10.5 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2008 and 2007, respectively.
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
     In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $259.3 million, $153.4 million and $99.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Expenses from business transactions with these affiliated entities totaled $9.6 million, $6.6 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, we had accounts receivable from these affiliated entities of $96.1 million and $62.3 million as of December 31, 2008 and 2007, respectively. We had accounts payable to these affiliated entities of $10.0 million and $14.7 million as of December 31, 2008 and 2007, respectively, and long-term payables with these affiliated entities of $7.8 million and $7.8 million as of December 31, 2008 and 2007, respectively, which is included in other long-term liabilities.
     During the fourth quarter of 2006, the Company entered into a transaction with Shona Energy Company, LLC (“Shona”), a company in which Mr. Payne, an outside director of the Company, is the Chairman and Chief Executive Officer. During the fourth quarter of 2008, the Company purchased 1.8 million common shares of Shona for $.9 million. Pursuant to these transactions, a subsidiary of the Company acquired and holds a minority interest of less than 20% of the issued and outstanding common shares of Shona.
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
     For a summary of all of our significant accounting policies, see Note 2 in Part II, Item 8. - Financial Statements and Supplementary Data.
     Financial Instruments. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy such that Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for effects of restrictions and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a highly subjective measure.
     As part of adopting SFAS No. 157, we did not have a transition adjustment to our retained earnings. Our enhanced disclosures are included in Note 3 in Part II, Item 8. — Financial Statements and Supplementary Data.
     Depreciation of Property, Plant and Equipment. The drilling, workover and well-servicing industries are very capital intensive. Property, plant and equipment represented 70% of our total assets as of December 31, 2008, and depreciation constituted 14% of our total costs and other deductions for the year ended December 31, 2008.
     Depreciation for our primary operating assets, drilling and workover rigs is calculated based on the units-of-production method over an approximate 4,900-day period, with the exception of our jack-up rigs which are depreciated over an 8,030-day period, after provision for salvage value. When our drilling and workover rigs are not operating, a depreciation charge is provided using the straight-line method over an assumed depreciable life of 20 years, with the exception of our jack-up rigs, where a 30-year depreciable life is typically used.
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
     There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors that indicate that these lives do not continue to be appropriate. Accordingly, for the years ended December 31, 2008, 2007 and 2006, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

     Impairment of Long-Lived Assets. As discussed above, the drilling, workover and well-servicing industries are very capital intensive, which is evident in the fact that our property, plant and equipment represented 70% of our total assets as of December 31, 2008. We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset.” An impairment loss is recorded in the period in which it is determined that the carrying amount of the long-lived asset is not recoverable. Such determination requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review in order to determine the future cash flows associated with the assets. These long-term forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions, technological advances in the industry, and changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could require a provision for impairment in a future period. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment and an impairment of these assets could result in a material charge on our consolidated statements of income, management believes that accounting estimates related to impairment of long-lived assets are critical.
     Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For the years ended December 31, 2008, 2007 and 2006, no significant changes have been made to the methodology utilized to determine future cash flows.
     Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.
     Impairment of Goodwill and Intangible Assets. Other long-lived assets subject to impairment consist primarily of goodwill, which represented 1.7% of our total assets as of December 31, 2008. We review goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets exceed their fair value, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” We perform our impairment tests of goodwill and intangible assets for ten reporting units within our operating segments. These reporting units consist of our six contract drilling segments: U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, U.S. Offshore, Alaska, Canada and International and four of our other operating segments: Canrig Drilling Technology Ltd., Epoch Well Services, Inc., Ryan Energy Technologies and Nabors Blue Sky Ltd. The impairment test involves comparing the estimated fair value of goodwill and intangible assets at each reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
     The fair values calculated in these impairment tests are determined using discounted cash flow models involving assumptions based on our utilization of rigs, revenues, earnings from affiliates as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates that are determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of 3%.
     During the second quarter of 2008, we performed our annual goodwill impairment test and concluded that the carrying amounts of our goodwill and intangible assets did not exceed fair value. At June 30, 2008, the market price for our shares closed at $49.23 and our market capitalization value was $13.6 billion, based on the weighted average diluted share count of 277.1 million shares at June 30, 2008. Since June 30, 2008, several market factors have combined to cause a significant decrease in our stock price market capitalization. At December 31, 2008, the market price for our shares closed at $11.97 and our market capitalization value was $3.3 billion, based on the weighted average diluted share count of 278.4 million shares for the three months ended December 31, 2008. During the period June 30, 2008 to December 31, 2008, oil prices have decreased from $140.00 per barrel to $44.60 per barrel, while natural gas prices have declined from $13.18 per mcf to $5.63 per mcf. The S&P 500 index has decreased from $1,280 to $903 or 30%, while the oilfield services index (OSX) has declined from $354 to $121 or 65%. We believe that the decline in our stock price was principally driven by circumstances that occurred in the stock market as a whole primarily driven by the deteriorating global economic environment. These factors led us to believe a triggering event had occurred requiring a year end goodwill impairment test.
     Our year end impairment test of our goodwill and intangible assets required that for two of our ten reporting units that we perform the second step to measure the goodwill impairment loss. The results indicated a permanent impairment to our Canada Well-servicing and Drilling operating segment and Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating Segments. As such, we recorded $145.4 million and $4.6 million non-cash impairment charges to reduce the carrying value of these assets to their estimated fair value. Our Canada Well-servicing and Drilling operating segment included assets primarily related to acquisitions of Enserco Energy Services Company, Inc. in 2002 and Command Drilling Corporation in 2001. The non-cash impairment charges were determined necessary due to the duration of the economic downturn in Canada and the lack of certainty regarding eventual recovery in valuing this operation. The main factor that impacted our analysis of Nabors Blue Sky Ltd. is that the current downturn in the drilling market and reduced capital spending on the part of our customers has diminished demand for immediate access to remote drilling site by helicopter use. Additionally, we recorded $4.6 million non-cash impairment to certain intangible assets relating to rights and licenses for a helicopter. As part of our review of our goodwill assumptions, we compared the sum of our reporting units’ estimated fair value which included the fair value of non-operating assets and liabilities less debt to our market capitalization and assessed the reasonableness of our estimated fair value. A prolonged period of lower oil and natural gas prices and its potential impact on our financial results could result in future impairment charges. For the years ended December 31, 2007 and 2006, our annual impairment test indicated the fair value of our reporting unit’s goodwill and intangible assets exceeded carrying amounts.
     Oil and Gas Properties. We follow the successful efforts method of accounting for our consolidated subsidiaries’ oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed to determine if there has been impairment of the carrying value, with any such impairment charged to expense in that period. Because of the low natural gas prices at December 31, 2008, we performed an impairment test on our oil and gas properties of our wholly owned Ramshorn business unit. As a result, we recorded a non-cash pre-tax impairment to our oil and gas properties which totaled $21.5 million. We recorded impairment charges of approximately $21.9 million and $9.9 million during the years ended December 31, 2007 and 2006, respectively, related to our oil and gas properties. Estimated fair value includes the estimated present value of all reasonably expected future production, prices, and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until the projects are substantially complete and ready for their intended use if the projects are evaluated as successful. Other exploratory costs are expensed as incurred. Our provision for depletion is based on the capitalized costs as determined above and is determined on a property-by-property basis using the units-of-production method, with costs being amortized over proved developed reserves.
     Our oil and gas joint ventures, which we account for under the equity method of accounting, utilize the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or market value of unproved properties. The full-cost ceiling is evaluated at the end of each quarter using then current prices for oil and natural gas, adjusted for the impact of derivatives accounted for as cash flow hedges. Our U.S., international and Canadian joint ventures have recorded non-cash pre-tax full cost ceiling test writedowns of which $228.3 million represents our proportionate share of the writedowns recorded during the three months ended December 31, 2008. There was no impairment recorded by our oil and gas joint ventures for the year ended December 31, 2007.
     Income Taxes. Deferred taxes represent a substantial liability for Nabors. For financial reporting purposes, management determines our current tax liability as well as those taxes incurred as a result of current operations yet deferred until future periods. In accordance with the liability method of accounting for income taxes as specified in SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable taxes represent the liability related to our income tax return for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on our consolidated balance sheets. The tax effects of unrealized gains and losses on investments and derivative financial instruments are recorded through accumulated other comprehensive income (loss) within shareholders’ equity. The changes in deferred tax assets or liabilities are determined based upon changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that management estimates will be in effect when these differences reverse. Management must make certain assumptions regarding whether tax differences are permanent or temporary and must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management has considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These judgments and estimates are made for each tax jurisdiction in which we operate as the calculation of deferred taxes is completed at that level. Further, under U.S. federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to Nabors and our subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, although we believe substantial loss carryforwards are available to us, no assurance can be given concerning the realization of such loss carryforwards, or whether or not such loss carryforwards will be available in the future. These loss carryforwards are also considered in our calculation of taxes for each jurisdiction in which we operate. Additionally, we record reserves for uncertain tax positions which are subject to a significant level of management judgment related to the ultimate resolution of those tax positions. Accordingly, management believes that the estimate related to the provision for income taxes is critical to our results of operations. See Part I, Item 1A. — Risk Factors — We may have additional tax liabilities. See Note 11 in Part II, Item 8. — Financial Statements and Supplementary Data for additional discussion.
     Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, we recognized increases to our tax reserves for uncertain tax positions and interest and penalties. See Note 11 in Part II, Item 8. — Financial Statements and Supplementary Data for additional discussion.
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
     For the year ended December 31, 2008, our provision for income taxes from continuing operations was $250.4 million, consisting of $188.8 million of current tax expense and $61.6 million of deferred tax expense. Changes in management’s estimates and assumptions regarding the tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes. Changes in these assumptions could potentially change the effective tax rate. A 1% change in the effective tax rate from 31.2% to 32.2% would increase the current year income tax provision by approximately $8 million.
     Self-Insurance Reserves. Our operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of hole, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Generally, drilling contracts provide for the division of responsibilities between a drilling company and its customer, and we seek to obtain indemnification from our customers by contract for certain of these risks. To the extent that we are unable to transfer such risks to customers by contract or indemnification agreements, we seek protection through insurance. However, there is no assurance that such insurance or indemnification agreements will adequately protect us against liability from all of the consequences of the hazards described above. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention.
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
     Because the determination of our liability for self-insured claims is subject to significant management judgment and in certain instances is based on actuarially estimated and calculated amounts, and because such liabilities could be material in nature, management believes that accounting estimates related to self-insurance reserves are critical.
     For the years ended December 31, 2008, 2007 and 2006, no significant changes have been made to the methodology utilized to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2008 reserves for insurance were adjusted (increased or decreased) by 10%, total costs and other deductions would have changed by $16.3 million, or 0.4%.
     Fair Value of Assets Acquired and Liabilities Assumed. We have completed a number of acquisitions in recent years as discussed in Note 5 in Part II, Item 8. — Financial Statements and Supplementary Data. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed in the various business combinations, which involved the use of various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations or technology could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our consolidated statements of income. As the determination of the fair value of assets acquired and liabilities assumed is subject to significant management judgment and a change in purchase price allocations could result in a material difference in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of assets acquired and liabilities assumed are critical.
     The determination of the fair value of assets and liabilities are based on the market for the assets and the settlement value of the liabilities. These estimates are made by management based on our experience with similar assets and liabilities. For the years ended December 31, 2008, 2007 and 2006, no significant changes have been made to the methodology utilized to value assets acquired or liabilities assumed. Our estimates of the fair values of assets acquired and liabilities assumed have proved to be reliable.
     Given the nature of the evaluation of the fair value of assets acquired and liabilities assumed and the application to specific assets and liabilities, it is not possible to reasonably quantify the impact of changes in these assumptions.
     Share-Based Compensation. We have historically compensated our executives and employees through the awarding of stock options and restricted stock. Based on the requirements of SFAS 123(R), which we adopted on January 1, 2006, we account for stock option and restricted stock awards in 2006, 2007 and 2008 using a fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements beginning in the first quarter of 2006, management believes that accounting estimates related to the valuation of stock options are critical.
     The assumptions used to estimate the fair market value of our stock options are based on historical and expected performance of our common shares in the open market, expectations with regard to the pattern with which our employees will exercise their options and the likelihood that dividends will be paid to holders of our common shares. For the years ended December 31, 2008, 2007 and 2006, no significant changes have been made to the methodology utilized to determine the assumptions used in these calculations.
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
     Foreign Currency Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk. The most significant exposures arise in connection with our operations in Canada, which usually are substantially unhedged.
     At various times, we utilize local currency borrowings (foreign currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% decrease in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2008 would result in a $6.2 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.
     Credit Risk. Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and marketable and non-marketable securities, accounts receivable and our range cap and floor derivative instrument. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our investments in marketable and non-marketable securities are managed within established guidelines which limit the amounts that may be invested with any one issuer and which provide guidance as to issuer credit quality. Certain of our non-marketable securities are invested in a fund that invests in securities which have been significantly impacted by the current credit market and comprise approximately $4.8 million of our $15.7 million long-term investments in our cash and investment portfolio as of December 31, 2008. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers and we generally do not require material collateral. However, we do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to provision of services to those customers. We maintain reserves for potential credit losses, and such losses have been within management’s expectations.
     Interest Rate, and Marketable and Non-marketable Security Price Risk. Our financial instruments that are potentially sensitive to changes in interest rates include the $2.75 billion 0.94% senior exchangeable notes due 2011, our 4.875%, 5.375% and 6.15% senior notes, our range cap and floor derivative instrument, our investments in debt securities (including corporate, asset-backed, U.S. Government, foreign government, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages), which are classified as non-marketable securities.
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
     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge under SFAS 133, as amended. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment under SFAS 133, as amended, and any change in the cumulative fair value of this transaction is reflected as a gain or loss in our consolidated statements of income. In June 2004, we unwound $100 million of the $200 million range cap and floor derivative instrument. During the fourth quarter of 2005, we unwound the interest rate swap resulting in a loss of $2.7 million, which has been deferred and will be recognized as an increase to interest expense over the remaining life of our 5.375% senior notes due 2012. During the year ended December 31, 2005, we recorded interest savings related to our interest rate swap agreement accounted for as a fair value hedge of $2.7 million, which served to reduce interest expense.
     The fair value of our range cap and floor transaction is recorded as a derivative liability, included in other long-term liabilities, totaled approximately $4.7 million as of December 31, 2008 and was nominal as of December 31, 2007. We recorded losses of approximately $4.7 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively, and gains of approximately $1.4 million for the year ended December 31, 2006, related to this derivative instrument; such amounts are included in losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net in our consolidated statements of income.
     A hypothetical 10% adverse shift in quoted interest rates as of December 31, 2008 would decrease the fair value of our range cap and floor derivative instrument by approximately $.4 million.
     In September 2008 we entered into a three-month written put option for 1 million of our common shares with a strike price of $25 per common share. We settled this contract during the fourth quarter of 2008 and paid cash of $22.6 million, net of the premium received, and recognized a loss of $9.9 million which is included in losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net in our consolidated statements of income.
     Fair Value of Financial Instruments. As of January 1, 2008, we adopted FAS No. 157 and have estimated the fair value of our financial instruments in accordance with this framework. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

	December 31,
	2008					2007
	Effective					Effective
(In thousands, except interest rates)	Interest Rate		Carrying Value		Fair Value	Interest Rate		Carrying Value		Fair Value
$2.75 billion 0.94% senior exchangeable notes due May 2011	1.16%		$2,650,000	(1)	$2,199,500	1.15%		$2,750,000		$2,595,313

6.15% senior notes due February 2018	6.42%		963,859		835,244	—		—		—
$700 million zero coupon senior exchangeable notes due June 2023 (2)	—		—		—	0.32%		700,000		696,990
5.375% senior notes due August 2012	5.69	%(3)	272,724	(4)	262,411	5.69	% (3)	272,097	(4)	279,043
4.875% senior notes due August 2009	5.10%		224,829		227,239	5.10%		224,562		225,709
$82.8 million zero coupon convertible senior debentures due February 2021 (5)	—		—		—	2.48	% (6)	59,774		56,897
Other	4.50%		1,329		1,329			—		—

			$4,112,741		$3,525,723			$4,006,433		$3,853,952

(1)	In 2008 we purchased $100 million par value of these notes in the open market, leaving $2.65 billion par value outstanding at December 31, 2008.

(2)	In May 2008 Nabors Delaware called for redemption of all of its $700 million zero coupon senior exchangeable notes due 2023 and paid cash of $700.0 million to the noteholders during June and July 2008. The total amount paid to effect the redemption and related exchange was $700 million in cash and the issuance of approximately 5.25 million of our common shares with a fair value of $249.8 million, the price equal to the principal amount of the notes plus the excess of the exchange value of the notes over their principal amount.

(3)	Includes the effect of interest savings realized from the interest rate swap executed on October 21, 2002.

(4)	Includes $1.5 million and $1.9 million as of December 31, 2008 and 2007, respectively, related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.

(5)	In June 2008 Nabors Delaware called for redemption the full $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 and in July 2008, paid cash of $60.6 million; equal to the issue price of $50.4 million plus accrued original issue discount of $10.2 million.

(6)	Represents the rate at which accretion of the original discount at issuance of these debentures is charged to interest expense.

     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash, cash equivalents, short-term and long-term investments and other receivables are included in the table below:

	December 31,
	2008			2007
			Weighted-			Weighted-
			Average			Average
(In thousands, except interest rates)	Fair Value	Interest Rates	Life (Years)	Fair Value	Interest Rates	Life (Years)
Cash and cash equivalents	$442,087	.51%-2.0%	0.00	$531,306	3.15%-6.07%	0.01

Short-term investments:
Trading equity securities	14,263	—	—	—	—	—

Available-for-sale equity securities	55,453	—	—	—	—	—

Available-for-sale debt securities:
Commercial paper and CDs	1,119	2.75%	.6	—	—	—
Corporate debt securities	40,302	1.5%-14.00%	3.5	95,456	4.38%-7.60%	0.5
U.S. Government debt securities	1,816	6.0%	.1	20,048	3.06%-3.32%	1.2
Government agencies debt securities	—	—	—	39,634	4.25%-5.14%	1.1
Mortgage-backed debt securities	7,619	3.98%-5.42%	.9	6,788	2.79%-5.39%	1.5
Mortgage-CMO debt securities	15,326	1.58%-8.73%	.9	23,784	2.49%-5.68%	0.9
Asset-backed debt securities	6,260	.51%-5.19%	6.3	50,035	3.96%-10.53%	1.1

Total available-for-sale debt securities	72,442			235,745

Total available-for-sale securites	127,895			235,745

Total short-term investments	142,158			235,745

Long-term investments and other receivables:
Actively-managed funds	15,710	N/A		236,253	N/A
Oil and gas financing receivables	224,242	13.10%-13.52%		123,281	13.10%-13.52%

Total long-term investments and other receivables	239,952			359,534

Total cash, cash equivalents, short-term and long-term investments and other receivables	$824,197			$1,126,585

     Our investments in debt securities listed in the above table and a portion of our long-term investments are sensitive to changes in interest rates. Additionally, our investment portfolio of debt and equity securities, which are carried at fair value, expose us to price risk. A hypothetical 10% decrease in the market prices for all securities as of December 31, 2008 would decrease the fair value of our trading securities and available-for-sale securities by $1.4 million and $12.8 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Nabors Industries Ltd.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Nabors Industries Ltd. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.
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
/s/PricewaterhouseCoopers LLP
Houston, Texas
February 27, 2009

CONSOLIDATED BALANCE SHEETS
Nabors Industries Ltd. and Subsidiaries

	December 31,
(In thousands, except per share amounts)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$442,087	$531,306
Short-term investments	142,158	235,745
Accounts receivable, net	1,160,768	1,039,238
Inventory	150,118	133,786
Deferred income taxes	28,083	12,757
Other current assets	243,379	252,280

Total current assets	2,166,593	2,205,112
Long-term investments and other receivables	239,952	359,534
Property, plant and equipment, net	7,282,042	6,632,612
Goodwill	175,749	368,432
Investment in unconsolidated affiliates	411,727	404,842
Other long-term assets	191,919	132,850

Total assets	$10,467,982	$10,103,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$225,030	$700,000
Trade accounts payable	424,908	348,524
Accrued liabilities	367,393	348,515
Income taxes payable	111,528	97,093

Total current liabilities	1,128,859	1,494,132
Long-term debt	3,887,711	3,306,433
Other long-term liabilities	261,878	246,714
Deferred income taxes	497,415	541,982

Total liabilities	5,775,863	5,589,261

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 312,343 and 305,458, respectively	312	305
Capital in excess of par value	1,705,907	1,710,036
Accumulated other comprehensive income	53,520	322,635
Retained earnings	3,910,253	3,359,080
Less: treasury shares, at cost, 29,414 and 26,122 common shares, respectively	(977,873)	(877,935)

Total shareholders’ equity	4,692,119	4,514,121

Total liabilities and shareholders’ equity	$10,467,982	$10,103,382

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Nabors Industries Ltd. and Subsidiaries

	Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Revenues and other income:
Operating revenues	$5,511,896	$4,938,848	$4,707,289
Earnings (losses) from unconsolidated affiliates	(229,834)	17,724	20,545
Investment (loss) income	21,726	(15,891)	102,007

Total revenues and other income	5,303,788	4,940,681	4,829,841

Costs and other deductions:
Direct costs	3,110,316	2,764,559	2,511,392
General and administrative expenses	479,984	436,282	416,610
Depreciation and amortization	611,066	467,730	364,653
Depletion	46,979	72,182	38,580
Interest expense	91,620	53,702	46,586
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	7,613	10,895	24,118
Goodwill and intangible asset impairment	154,586	—	—

Total costs and other deductions	4,502,164	3,805,350	3,401,939

Income from continuing operations before income taxes	801,624	1,135,331	1,427,902

Income tax expense:
Current	188,832	227,951	213,866
Deferred	61,619	11,713	221,027

Total income tax expense	250,451	239,664	434,893

Income from continuing operations, net of tax	551,173	895,667	993,009
Income from discontinued operations, net of tax	—	35,024	27,727

Net income	$551,173	$930,691	$1,020,736

Earnings per share:
Basic from continuing operations	$1.98	$3.21	$3.42
Basic from discontinued operations	—	.13	.10

Total Basic	$1.98	$3.34	$3.52

Diluted from continuing operations	$1.93	$3.13	$3.31
Diluted from discontinued operations	—	.12	.09

Total Diluted	$1.93	$3.25	$3.40

Weighted-average number of common shares outstanding:
Basic	278,166	279,026	290,241
Diluted	285,285	286,606	299,827
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nabors Industries Ltd. and Subsidiaries

	Year Ended December 31,
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$551,173	$930,691	$1,020,736
Adjustments to net income:
Depreciation and amortization	611,066	472,077	371,127
Depletion	46,979	72,182	38,580
Deferred income tax (benefit) expense	61,619	(24,725)	218,323
Deferred financing costs amortization	7,661	8,352	6,241
Pension liability amortization and adjustments	160	277	484
Discount amortization on long-term debt	1,824	1,958	3,798
Amortization of loss on hedges	548	551	554
Goodwill and intangible asset impairment	154,586	—	—
Losses (gains) on long-lived assets, net	9,644	4,318	22,648
Losses (gains) on investments, net	18,736	61,395	(46,260)
Gains on debt retirement, net	(23,589)	—	—
Gain on disposition of Sea Mar business	—	(49,500)	—
Losses (gains) on derivative instruments	4,783	1,347	(1,363)
Share-based compensation	45,401	30,176	79,888
Foreign currency transaction losses (gains), net	(2,718)	(3,223)	354
Equity in losses (earnings) of unconsolidated affiliates, net of dividends	236,763	(5,136)	(18,111)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(157,697)	93,490	(279,686)
Inventory	(26,774)	(28,668)	(48,631)
Other current assets	(81,764)	(47,959)	(31,536)
Other long-term assets	(85,231)	(117,237)	(106,357)
Trade accounts payable and accrued liabilities	38,129	4,501	145,046
Income taxes payable	24,043	(80,692)	71,767
Other long-term liabilities	10,665	46,023	38,656

Net cash provided by operating activities	1,446,007	1,370,198	1,486,258

Cash flows from investing activities:
Purchases of investments	(269,983)	(378,318)	(1,135,525)
Sales and maturities of investments	521,613	860,385	1,325,903
Cash paid for acquisitions of businesses, net	(287)	(8,391)	(82,407)
Deposits released on acquisitions	—	—	35,844
Investment in unconsolidated affiliates	(271,309)	(278,100)	(2,433)
Capital expenditures	(1,490,162)	(2,014,469)	(1,927,407)
Proceeds from sales of assets and insurance claims	69,842	162,055	17,556
Proceeds from sale of Sea Mar business	—	194,332	—

Net cash used for investing activities	(1,440,286)	(1,462,506)	(1,768,469)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	23,858	(38,416)	2,154
Proceeds from sale of warrants	—	—	421,162
Purchase of exchangeable note hedge	—	—	(583,550)
Proceeds from long-term debt	962,901	—	2,750,000
Debt issuance costs	(7,324)	—	(28,683)
Proceeds from issuance of common shares	56,630	61,620	25,682
Reduction in long-term debt	(836,511)	—	(769,789)
Repurchase of common shares	(281,101)	(102,451)	(1,402,840)
Purchase of restricted stock	(13,061)	(1,811)	—
Tax benefit related to the exercise of stock options	5,369	2,159	4,139

Net cash (used for) provided by financing activities	(89,239)	(78,899)	418,275

Effect of exchange rate changes on cash and cash equivalents	(5,701)	1,964	(516)

Net increase (decrease) in cash and cash equivalents	(89,219)	(169,243)	135,548
Cash and cash equivalents, beginning of period	531,306	700,549	565,001

Cash and cash equivalents, end of period	$442,087	$531,306	$700,549

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
IN SHAREHOLDERS’ EQUITY (Continued)
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

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (Continued)
Nabors Industries Ltd. and Subsidiaries

				Accumulated Other Comprehensive Income (Loss)
				Unrealized
	Common			Gains
	Shares		Capital in	(Losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity
Balances, December 31, 2007	305,458	$305	$1,710,036	$281	$324,647	$(2,293)	$3,359,080	$(877,935)	$4,514,121

Comprehensive income (loss):
Net income							551,173		551,173
Translation adjustment					(228,865)				(228,865)
Unrealized losses on marketable securities, net of income tax benefit of $4,374				(37,190)					(37,190)
Less: reclassification adjustment for gains included in net income, net of income taxes of $129				(51)					(51)
Pension liability amortization, net of income taxes of $56						104			104
Pension liability adjustment, net of income tax benefit of $1,915						(3,009)			(3,009)
Unrealized gain and amortization of gains/(losses) on cash flow hedges, net of income taxes of $163						(104)			(104)

Total comprehensive income (loss)	—	—	—	(37,241)	(228,865)	(3,009)	551,173	—	282,058

Issuance of common shares for stock options exercised	2,480	2	56,628						56,630
Nabors Exchangeco shares exchanged	16								—
Issuance of 5,246 treasury shares related to conversion of notes			(181,163)					181,163	—
Repurchase of 8,538 treasury shares								(281,101)	(281,101)
Tax benefit related to the redemption of convertible debt			81,789						81,789
Tax benefit related to stock option exercises			6,282						6,282
Restricted stock awards, net	4,389	5	(13,066)						(13,061)
Share-based compensation			45,401						45,401

Subtotal	6,885	7	(4,129)	—	—	—	—	(99,938)	(104,060)

Balances, December 31, 2008	312,343	$312	$1,705,907	$(36,960)	$95,782	$(5,302)	$3,910,253	$(977,873)	$4,692,119

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nabors Industries Ltd. and Subsidiaries
Note 1 Nature of Operations
     Nabors is the largest land drilling contractor in the world, with approximately 528 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 592 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 171 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 37 platform rigs, 13 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities in the U.S., Canada and international areas through both our wholly-owned subsidiaries and our separate joint venture entities in which we have 49.7% ownership interests in the U.S. and international entities and a 50% ownership interest in the Canadian entity. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions.
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
     During the third quarter of 2007 we sold our Sea Mar business to an unrelated third party. Accordingly, the accompanying consolidated statements of income, and certain accompanying notes to the consolidated financial statements, have been updated to retroactively reclassify the operating results of this Sea Mar business, previously included in Other Operating Segments, as a discontinued operation for all periods presented. See Note 19 –Discontinued Operation for additional discussion.
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
Note 2 Summary of Significant Accounting Policies
Principles of Consolidation
     Our consolidated financial statements include the accounts of Nabors, all majority-owned and non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). Our consolidated financial statements exclude majority-owned entities for which we do not have either (1) the ability to control the operating and financial decisions and policies of that entity or (2) a controlling financial interest in a variable interest entity. All significant intercompany accounts and transactions are eliminated in consolidation.

     Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as Earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is included as a single amount in our consolidated balance sheets. Investments of unconsolidated affiliates accounted for using the equity method totaled $410.8 million and $383.4 million and investments of unconsolidated affiliates accounted for using the cost method totaled $.9 million and $21.4 million as of December 31, 2008 and 2007, respectively. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments and other receivables in our consolidated balance sheets.
Cash and Cash Equivalents
     Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less.
Investments
Short-term investments
     Short-term investments consist of equity securities, certificates of deposit, corporate debt securities, U.S. Government debt securities, foreign government debt securities, mortgage-backed debt securities and asset-backed debt securities. Securities classified as available-for-sale or trading are stated at fair value. Unrealized holding gains and temporary losses for available-for-sale securities are excluded from earnings and, until realized, are reported net of taxes in a separate component of shareholders’ equity. Other than temporary losses are included in earnings. Unrealized and realized gains and losses on securities classified as trading are reported in earnings currently.
     In computing realized gains and losses on the sale of equity securities, the specific identification method is used. In accordance with this method, the cost of the equity securities sold is determined using the specific cost of the security when originally purchased.
Long-term investments and other receivables
     Our oil and gas financing receivables are classified as long-term investments. These receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. We are also invested in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages). These investments are classified as non-marketable, because they do not have published fair values. We account for these funds under the equity method of accounting based on our percentage ownership interest and recognize gains or losses, as investment income, currently based on changes in the net asset value of our investment during the current period.
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

     We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. Provisions for asset impairment are charged to income when the sum of estimated future cash flows, on an undiscounted basis, is less than the asset’s net book value. Impairment charges are recorded using discounted cash flows which requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. Because of the decline in oil and gas prices during the second half of 2008 and their effect on our industry and business, we reviewed our assets for impairment at December 31, 2008 and concluded there was no impairment to the carrying value of our assets at December 31, 2008. We recorded losses or impairment charges of approximately $5.3 million, $40.0 million and $12.4 million in 2008, 2007 and 2006, respectively, related to asset retirements. See Note 17. Damage incurred to certain of our rigs during Hurricanes Gustav and Ike in the third quarter of 2008 resulted in an involuntary conversion loss of approximately $12.0 million, net of insurance proceeds. Impairment charges and the involuntary conversion loss are included in losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net in the consolidated statements of income.
Oil and Gas Properties
     We follow the successful efforts method of accounting for our oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed to determine if there has been impairment of the carrying value, with any such impairment charged to expense in that period. Because of the low natural gas prices at December 31, 2008, we performed an impairment test on our oil and gas properties of our wholly owned Ramshorn business unit. As a result, we recorded a non-cash pre-tax impairment to our oil and gas properties which totaled $21.5 million. We recorded impairment charges of approximately $21.9 million and $9.9 million during 2007 and 2006, respectively, related to our oil and gas properties. Estimated fair value includes the estimated present value of all reasonably expected future production, prices, and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Interest costs related to financing major oil and gas projects in progress are capitalized until the projects are evaluated or until the projects are substantially complete and ready for their intended use if the projects are evaluated as successful. Other exploratory costs are expensed as incurred. Our provision for depletion is based on the capitalized costs as determined above and is determined on a property-by-property basis using the units-of-production method, with costs being amortized over proved developed reserves.
     Our oil and gas joint ventures, which we account for under the equity method of accounting, utilize the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or market value of unproved properties. The full-cost ceiling is evaluated at the end of each quarter using then current prices for oil and natural gas, adjusted for the impact of derivatives accounted for as cash flow hedges. Our U.S., international and Canadian joint ventures recorded non-cash impairment charges for the fourth quarter of 2008 due to the full-cost ceiling limitations of which our proportional share was $207.3 million, $16.7 million and $4.3 million, respectively. There was no impairment recorded by our oil and gas joint ventures for the year ended December 31, 2007.
Goodwill
     Goodwill represents the cost in excess of fair value of the net assets of companies acquired. We review goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets exceed their fair value.

      During the period June 30, 2008 to December 31, 2008, the decline of our stock price and declines in natural gas and oil prices led us to believe a triggering event had occurred requiring a year end goodwill impairment test. The fair values calculated in the year end impairment test were determined using discounted cash flow models involving assumptions based on our utilization of rigs, revenues, earnings from affiliates as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our discounted cash flow projections for each reporting unit were based on adjusted financial forecasts. Our year end impairment test of our goodwill required that for two of our ten reporting units that we perform the second step to measure the goodwill impairment loss. As a result, our Canada Well-servicing and Drilling operating segment and Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating Segments, recorded $145.4 million and $4.6 million, respectively, of non-cash pre-tax goodwill impairment charges to reduce the carrying value of these assets to their estimated fair value due to the duration of the economic downturn in Canada and the lack of uncertainty regarding eventual recovery. A prolonged period of lower natural gas and oil prices and its potential impact on our financial results could result in future goodwill impairment charges. The change in the carrying amount of goodwill for our various Contract Drilling segments and our Other Operating Segments for the years ended December 31, 2008 and 2007 is as follows:

		Acquisitions and			Cumulative
	Balance as of	Purchase Price	Sales and		Translation	Balance as of
(In thousands)	December 31, 2006	Adjustments	Disposals		Adjustment	December 31, 2007
Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—	$—		$—	$30,154
U.S. Land Well-servicing	50,839	—	—		—	50,839
U.S. Offshore	18,003	—	—		—	18,003
Alaska	19,995	—	—		—	19,995
Canada	154,157	—	—		27,110	181,267
International	18,983	—	—		—	18,983

Subtotal Contract Drilling	292,131	—	—		27,110	319,241
Other Operating Segments	70,138	8,391	(34,989	) (1)	5,651	49,191

Total	$362,269	$8,391	$(34,989)		$32,761	$368,432

		Acquisitions and	Sales,		Cumulative
	Balance as of	Purchase Price	Disposals and		Translation	Balance as of
(In thousands)	December 31, 2007	Adjustments	Impairments		Adjustment	December 31, 2008
Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—	$—		$—	$30,154
U.S. Land Well-servicing	50,839	—	—		—	50,839
U.S. Offshore	18,003	—	—		—	18,003
Alaska	19,995	—	—		—	19,995
Canada	181,267	—	(145,447	) (2)	(35,820)	—
International	18,983	—	—		—	18,983

Subtotal Contract Drilling	319,241	—	(145,447)		(35,820)	137,974
Other Operating Segments	49,191	284	(4,561	) (3)	(7,139)	37,775

Total	$368,432	$284	$(150,008)		$(42,959)	$175,749

(1)	Represents goodwill associated with our Sea Mar business which was sold in August 2007.

(2)	Represents goodwill impairment associated with our Canada Well-servicing and Drilling segment primarily relating to acquisitions of Enserco Energy Services Company, Inc. in 2002 and Command Drilling Corporation in 2001.

(3)	Represents goodwill impairment associated with Nabors Blue Sky Ltd. in our Other Operating segment.
     Our Oil and Gas segment does not have any goodwill. Goodwill for the consolidated company, totaling approximately $7.3 million, is expected to be deductible for tax purposes.
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
Litigation and Insurance Reserves
     We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions. See Note 15 regarding self insurance accruals. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates.

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
     We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred and recorded in losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net.
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
Income Taxes
     We are a Bermuda exempt company and are not subject to income taxes in Bermuda. Consequently, income taxes have been provided based on the tax laws and rates in effect in the countries in which our operations are conducted and income is earned. The income taxes in these jurisdictions vary substantially. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions.
     Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, we recognized increases to our tax reserves for uncertain tax positions and interest and penalties which was accounted for as an increase to other long-term liabilities and as a reduction to retained earnings at January 1, 2007. Results for prior periods have not been restated.
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
     We do not provide for U.S. or foreign income or withholding taxes on unremitted earnings of all U.S. and certain foreign entities, as these earnings are considered permanently reinvested. Unremitted earnings, representing tax basis accumulated earnings and profits, totaled approximately $537.7 million, $477.6 million and $397.5 million as of December 31, 2008, 2007 and 2006, respectively. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.
     In circumstances where our drilling rigs and other assets are operating in certain foreign taxing jurisdictions, and it is expected that we will redeploy such assets before they give rise to future tax consequences, we do not recognize any deferred tax liabilities on the earnings from these assets.

     Nabors realizes an income tax benefit associated with certain stock options issued under its stock plan. Prior to our adoption of SFAS 123-R, these benefits were reflected as an increase in capital in excess of par, and were not reflected in our consolidated income statements. Since adoption of SFAS 123-R, we recognize the benefits related to tax deductions up to the amount of the compensation expense recorded for the award in the consolidated income statement. Any excess tax benefit is reflected as an increase in capital in excess of par.
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
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:
•	financial instruments;

•	depreciation and amortization of property, plant and equipment;

•	impairment of long-lived assets;

•	impairment of goodwill and intangible assets;

•	impairment of oil and gas properties;

•	income taxes;

•	litigation and self-insurance reserves;

•	fair value of assets acquired and liabilities assumed; and

•	share-based compensation.
Recent Accounting Pronouncements
     In December 2007 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” This statement retains the fundamental requirements in SFAS No. 141, “Business Combinations” that the acquisition method of accounting be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any noncontrolling interest. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 141(R) beginning January 1, 2009 and apply to future acquisitions.
     In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 beginning January 1, 2009. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective with respect to financial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 applies prospectively to financial assets and liabilities. There is a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities measured on a nonrecurring basis. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 relating to financial assets and liabilities. The new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value is provided in Note 3. The adoption of SFAS No. 157 with respect to financial assets and liabilities did not have a material financial impact on our consolidated results of operations or financial condition. We are currently evaluating the impact of implementation with respect to nonfinancial assets and liabilities measured on a nonrecurring basis on our consolidated financial statements, which will be primarily limited to asset impairments including goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and asset retirement obligations.
     In October 2008 the FASB issued Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in an inactive market and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective October 10, 2008 and must be applied to prior periods for which financial statements have not been issued. The application of this FSP did not have a material impact on our consolidated financial statements.
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
     In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In May 2008 the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The FSP requires that convertible debt instruments be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents a debt discount which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. The FSP will be effective for Nabors’ financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and will be applied retrospectively to all convertible debt instruments within its scope that are outstanding for any period presented in such financial statements. We will adopt the FSP on January 1, 2009 on a retrospective basis and apply it to our applicable convertible debt instruments. We expect that the impact of this FSP on our financial statements will be to reduce our long-term debt balance and increase our shareholders’ equity in our consolidated balance sheets for each period presented and will result in a non-cash increase to our previously reported interest expense of approximately $100 million and $110 million for the years ended December 31, 2007 and 2008, respectively, in our consolidated statements of income. We also expect that the retrospective application of the FSP will reduce reported net income by approximately $60-70 million and $70-80 million, respectively, for the years ended December 31, 2007 and 2008. In addition, net income and diluted earnings per share is expected to be materially reduced in future years in which the $2.75 billion senior exchangeable notes due May 2011 issued by Nabors Delaware are outstanding. After adopting this FSP, we currently estimate that we will record additional non-cash interest expense, net of capitalized interest, which will reduce our pre-tax income by approximately $75-85 million and reduce net income by approximately $45-55 million for the year ended December 31, 2009.

     In June 2008 the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that securities which are granted in share-based transactions are “participating securities” prior to vesting if they have a nonforfeitable right to participate in any dividends, and such securities therefore, should be included in computing basic earnings per share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior period earnings per share data should be adjusted retrospectively to conform with the provisions of this FSP. We are currently evaluating the impact that this FSP may have on our consolidated financial statements.
     In December 2008 the SEC issued a Final Rule, “Modernization of Oil and Gas Reporting.” This Final Rule revises certain oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Exchange Act, as well as Industry Guide 2. The amendments are designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use a trailing twelve month average natural gas and oil price when performing the full cost ceiling test calculation which will impact the accounting by our oil and gas joint ventures. The disclosure requirements are effective for registration statements filed on or after January 1, 2009 and for annual financial statements filed on or after December 31, 2009. We are currently evaluating the impact that this Final Rule may have on our consolidated financial statements.
     In December 2008 the FASB issued FSP SFAS No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP increases disclosure requirements for public companies by amending SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require additional information about a transferors’ continuing involvement with transferred financial assets and amending FASB Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities” to require additional disclosure about their involvement with variable interest entities. This FSP is effective for reporting periods that end after December 15, 2008. The new disclosures requirements did not have an impact on our financial statements.
     In January 2009 the FASB issued FSP EITF 99-20-a, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.” This FSP amends EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” and applies to the evaluation of impairment of beneficial interests in securitized financial assets. The amendment requires that other-than-temporary impairments be recognized when there has been a “probable” adverse change in estimated cash flows and removes the references to a market participant view of determining estimated cash flows. This FSP is effective for reporting periods that end after December 15, 2008. The adoption of this FSP did not have a significant impact on our financial statements.
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
     The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements	At Fair Value as of December 31, 2008
	Level	Level	Level
(In thousands)	1	2	3	Total
Assets:
Short-term investments:
Available-for-sale equity securities	$55,453	$—	$	$55,453
Available-for-sale debt securities	47,825	24,617	—	72,442
Trading securities	14,263	—	—	14,263

Total investments	$117,541	$24,617	$—	$142,158

Liabilities:
Derivative contract	$—	$4,723	$—	$4,723

Note 4 Share-Based Compensation
     Compensation expense related to awards of restricted stock totaled $44.6 million, $26.4 million and $11.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income. Total share-based compensation expense, which includes both stock options and restricted stock, totaled $45.4 million, $33.5 million and $79.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total share-based compensation expense for 2006 includes a $51.6 million non-cash charge related to our 2006 employee stock option review. Share-based compensation expense has been allocated to our various operating segments. See Note 20.
     SFAS 123-R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The actual tax benefit realized from options exercised during the years ended December 31, 2008, 2007 and 2006 was $7.6 million, $3.3 million and $5.2 million, respectively.
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
Stock Option Plans
     As of December 31, 2008, we have several stock plans under which options to purchase Nabors’ common shares may be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives, options granted under the plans are subject to accelerated vesting related to targeted common share prices, or may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 15.6 million and 14.4 million Nabors common shares remained available for grant as of December 31, 2008 and 2007, respectively. Of the common shares available for grant as of December 31, 2008, approximately 14.8 million of these shares are also available for issuance in the form of restricted shares.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model which uses assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on implied volatilities from traded options on the Nabors’ common shares, historical volatility of Nabors’ common shares, and other factors. We do not assume any dividend yield, as the Company does not pay dividends. We use historical data to estimate the expected term of the options and employee terminations within the option-pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding.
     We also consider an estimated forfeiture rate for these option awards, and we only recognize compensation cost for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years. The forfeiture rate is based on historical experience. Estimated forfeitures have been adjusted to reflect actual forfeitures during 2008.
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
     Other than those discussed above, there were no stock options granted, and as a result, no fair value determinations were made during the years ended December 31, 2008, 2007 or 2006. Stock option transactions under the Company’s various stock-based employee compensation plans are presented below:

			Weighted-Average	Aggregate
Options		Weighted-Average	Remaining	Intrinsic
(In thousands, except exercise price)	Shares	Exercise Price	Contractual Term	Value
Options outstanding as of December 31, 2007	28,354	$22.06
Granted	—	—
Exercised	(2,480)	22.84
Forfeited	(16)	26.29

Options outstanding as of December 31, 2008	25,858	$21.99	4.05 years	$663

Options exercisable as of December 31, 2008	25,858	$21.99	4.05 years	$663

     Of the options outstanding, 25.9 million, 27.8 million and 34.3 million were exercisable at weighted-average exercise prices of $21.99, $22.03 and $21.85, as of December 31, 2008, 2007 and 2006, respectively. There were no options granted during the years ended December 31, 2008, 2007 or 2006.
     A summary of our nonvested stock options as of December 31, 2008, and the changes during the year then ended is presented below:

		Weighted-Average
Nonvested Stock Options		Grant-Date Fair
(In thousands, except fair values)	Outstanding	Value
Nonvested as of December 31, 2007	602	$7.19
Granted	—	—
Vested	(598)	7.19
Forfeited	(4)	6.95

Nonvested as of December 31, 2008	—	$—

     The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $43.6 million, $76.2 million and $17.8 million, respectively. The total fair value of options that vested during the years ended December 31, 2008, 2007 and 2006 was $4.3 million, $11.9 million and $30.1 million, respectively.
     As of December 31, 2008, there was no future compensation cost related to nonvested options.
Restricted Stock and Restricted Stock Units
     Our stock plans allow grants of restricted stock. Restricted stock is issued on the grant date, but is restricted as to transferability. Restricted stock vests in varying periodic installments ranging from 3 to 5 years.
     A summary of our restricted stock as of December 31, 2008, and the changes during the year then ended, is presented below:

		Weighted-Average
Restricted Stock		Grant-Date Fair
(In thousands, except fair values)	Outstanding	Value
Nonvested as of December 31, 2007	2,500	$30.47
Granted	4,983	20.68
Vested	(1,383)	31.03
Forfeited	(142)	30.55

Nonvested as of December 31, 2008	5,958	$22.25

     The fair value of restricted stock that vested during the year ended December 31, 2008, 2007 and 2006 was $39.6 million, $13.2 million and $4.8 million, respectively.
     As of December 31, 2008, there was $104.3 million of total future compensation cost related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.2 years. We expect substantially all of the nonvested restricted stock awards to vest.
     During February and October 2008, the Company awarded 921,100 and 2,078,900 shares of restricted stock, respectively, to the Chairman and Chief Executive Officer and 390,777 and 851,246 shares of restricted stock, respectively, to the Deputy Chairman, President and Chief Operating Officer. These awards had an aggregate value at the respective dates of grant of $28.5 million and $28.4 million for the Chairman and Chief Executive Officer and $12.1 million and $11.6 million for the Deputy Chairman, President and Chief Operating Officer. The awards will vest over a period of approximately three years. See Note 15 regarding employment contracts.
Note 5 Acquisitions
     On January 3, 2006, we completed an acquisition of 1183011 Alberta Ltd., a wholly owned subsidiary of Airborne Energy Solutions Ltd., through the purchase of all common shares outstanding for cash for a total purchase price of Cdn. $41.7 million (U.S. $35.8 million). In addition, we assumed debt, net of working capital, totaling approximately Cdn. $10.0 million (U.S. $8.6 million). Nabors Blue Sky Ltd. (formerly 1183011 Alberta Ltd.) owns 42 helicopters and fixed-wing aircraft and owns and operates a fleet of heliportable well-service equipment. The purchase price has been allocated based on final valuations of the fair value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $18.8 million. During the fourth quarter of 2008, the results of our year end impairment test of goodwill and intangible assets indicated a permanent impairment to goodwill and to an intangible asset of Nabors Blue Sky Ltd. As such, we recorded a non-cash impairment charge and writedown of intangible assets of $4.6 million and $4.6 million, respectively. See Note 2 – Summary of Significant Accounting Policies.
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
Note 6 Cash and Cash Equivalents and Investments
     Our cash and cash equivalents, short-term and long-term investments and other receivables consist of the following:

	December 31,
(In thousands)	2008	2007
Cash and cash equivalents	$442,087	$531,306

Short-term investments:
Trading equity securities	14,263	—
Available-for-sale equity securities	55,453	—
Available-for-sale debt securities	72,442	235,745

Total short-term investments	142,158	235,745

Long-term investments and other receivables	239,952	359,534

Total cash and cash equivalents and investments	$824,197	$1,126,585

     Certain information related to our cash and cash equivalents and short-term investments follows:

	December 31,
	2008			2007
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
(In thousands)	Value	Gains	Losses	Value	Gains	Losses
Cash and cash equivalents	$442,087	$—	$—	$531,306	$—	$—

Short-term investments:
Trading equity securities	14,263	8,538	—	—	—	—

Available-for-sale equity securities	55,453	23,440	(30,449)	—	—	—

Available-for-sale debt securities:
Commercial paper and CDs	1,119	—	—	—	—	—

	December 31,
	2008			2007
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
(In thousands)	Value	Gains	Losses	Value	Gains	Losses
Corporate debt securities	40,302	—	(32,322)	95,456	—	(22)
U.S. Government debt securities	1,816	—	—	20,048	257	—
Government agencies debt securities	—	—	—	39,634	245	—
Mortgage-backed debt securities	7,619	13	(152)	6,788	27	—
Mortgage-CMO debt securities	15,326	160	(782)	23,784	22	—
Asset-backed debt securities	6,260	—	(1,150)	50,035	—	(29)

Total available-for-sale debt securities	72,442	173	(34,406)	235,745	551	(51)

Total available-for-sale securities	127,895	23,613	(64,855)	235,745	551	(51)

Total short-term investments	142,158	32,151	(64,855)	235,745	—	—

Total cash, cash equivalents and short-term investments	$584,245	$32,151	$(64,855)	$767,051	$551	$(51)

     We recorded unrealized holding gains on equity securities classified as trading totaling $8.5 million during 2008. We had no equity securities classified as trading during 2007 or 2006.
     Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of December 31, 2008
	Less Than 12 Months		More Than 12 Months
		Gross		Gross
		Unrealized		Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss
Available-for-sale equity securities (1)	$16,298	$30,449	$—	$—
Available-for-sale debt securities:
Corporate debt securities (2)	34,793	31,963	5,509	359
Mortgage-backed debt securities (3)	—	—	5,374	152
Mortgage-CMO debt securities (3)	—	—	7,867	782
Asset-backed debt securities (3)	—	—	6,251	1,150

Total available-for-sale debt securities	34,793	31,963	25,001	2,443

Total	$51,091	$62,412	$25,001	$2,443

(1)	Our unrealized loss on investments in equity securities represents a single investment of approximately $45 million. The severity of the impairment and the duration of the impairment, which is less than 3 months, correlates with the deteriorating global economic environment during late 2008. We have evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. As of December 31, 2008, we do not consider a 3-month decline in the trading price per share of this investment to be other-than-temporarily impaired.

(2)	Our unrealized loss on investments held less than a year in corporate debt securities primarily relates to a single $65 million investment in MBIA Inc. These bonds were rated “A” by Standard & Poors and “Baa3” by Moody’s as of December 31, 2008. We currently do not believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the investment. The impairment of this investment was evaluated based on a variety of factors, including the length of time and extent to which the market value has been less than cost, the financial condition of the issuer of the security, and our intent and ability to hold the security to recovery. Based on that evaluation and our ability and intent to hold this investment until a recovery of fair value, which may not be until maturity, we do not consider this investment to be other-than-temporarily impaired at December 31, 2008.

(3)	Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities, seven of which have impairment greater than $.1 million or 62% of the $2.4 milion gross unrealized losses. Each security has a rating from “A” to “AAA” from Standard & Poors and “A2” to “Aaa” from Moody’s and is considered of high credit quality. We have the ability and intent to hold these investments until a recovery of fair value, which may not be until maturity, and do not consider these investments to be other- than-temporarily impaired at December 31, 2008.
     The estimated fair values of our corporate, U.S. Government, mortgage-backed, mortgage-CMO and asset-backed debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the maturity date.

Estimated
Fair Value
(In thousands)	2008
Debt securities:
Due in one year or less	$6,215
Due after one year through five years	5,532
Due in more than five years	60,695

Total debt securities	$72,442

     Certain information regarding our debt and equity securities is presented below:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Available-for-sale:
Proceeds from sales and maturities	$202,382	$531,230	$1,324,882
Realized gains, net of realized losses	180	49,947	3,073
Note 7 Property, Plant and Equipment
     The major components of our property, plant and equipment are as follows:

	December 31,
(In thousands)	2008	2007
Land	$22,958	$26,732
Buildings	79,094	84,000
Drilling, workover and well-servicing rigs, and related equipment	8,501,373	7,585,414
Marine transportation and supply vessels	13,663	13,663
Oilfield hauling and mobile equipment	501,163	417,308
Other machinery and equipment	115,074	92,792
Oil and gas properties	633,537	445,035
Construction in process (1)	444,878	477,343

	10,311,740	9,142,287
Less: accumulated depreciation and amortization	(2,752,614)	(2,275,081)
accumulated depletion on oil and gas properties	(277,084)	(234,594)

	$7,282,042	$6,632,612

(1)	Relates to amounts capitalized for new or substantially new drilling, workover and well-servicing rigs that were under construction and had not yet been placed in service as of December 31, 2008 or 2007.
     Repair and maintenance expense included in direct costs in our consolidated statements of income totaled $476.6 million, $438.0 million and $410.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     Interest costs of $13.0 million, $9.9 million and $9.5 million were capitalized during the years ended December 31, 2008, 2007 and 2006, respectively.
Note 8 Investments in Unconsolidated Affiliates
     Our principal investment in unconsolidated affiliates accounted for using the equity method include a construction and logistics operation in Alaska (50% ownership), drilling and workover operations located in Saudi Arabia (51% ownership) and oil and gas exploration, development and production joint ventures in the U.S. and international entities (49.7% ownership) and Canadian entity (50% ownership). These unconsolidated affiliates are integral to our operations in those locations. See Note 14 for a discussion of transactions with these related parties.
     As of December 31, 2008 and 2007, our investments of unconsolidated affiliates accounted for using the equity method totaled $410.8 million and $383.4 million, respectively, and our investments of unconsolidated affiliates accounted for using the cost method totaled $.9 million and $21.4 million, respectively. Combined condensed financial data for investments in unconsolidated affiliates is summarized as follows:

	December 31,
(In thousands)	2008	2007
Current assets	$408,960	$260,766
Long-term assets	916,191	801,333
Current liabilities	294,701	161,761
Long-term liabilities	185,281	128,073

	Year Ended December 31,
(In thousands)	2008	2007	2006
Gross revenues	$827,044	$589,923	$486,347
Gross margin	142,763	94,952	85,700
Net income (loss)	(444,470)	35,332	45,123
Nabors’ earnings (losses) from unconsolidated affiliates	(229,834)	17,724	20,545
     Cumulative undistributed (losses) earnings of our unconsolidated affiliates included in our retained earnings as of December 31, 2008 and 2007 totaled approximately $(157.7) million and $69.9 million, respectively. Our Earnings (losses) from Unconsolidated Affiliates line in our income statement our proportionate share of non-cash pre-tax full cost ceiling test writedowns of $207.3 million, $16.7 million and $4.3 million, respectively, from our U.S., international and Canadian joint ventures. These writedowns from our U.S., international and Canadian joint ventures are included in our Oil and Gas operating segment results.
     As of December 31, 2007, we had a $21.4 million investment in unconsolidated affiliates accounted for using the cost method of accounting for an 18% ownership interest in a manufacturer of drilling rigs and equipment. The cost recorded was determined based on our estimate of the fair value of the shares that we received of the privately held company. During March 2008 our investment in this privately held company became a marketable equity security subsequent to a public offering on the Hong Kong Stock Exchange. Accordingly, we have accounted for this investment as a marketable equity security in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” See Note 6.
Note 9 Financial Instruments and Risk Concentration
     We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, interest rates, and marketable and non-marketable security prices as discussed below.
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
Interest Rate and Marketable and Non-marketable Security Price Risk
     Our financial instruments that are potentially sensitive to changes in interest rates include our $2.75 billion 0.94% senior exchangeable notes, our 4.875%, 5.375% and 6.15% senior notes, our range cap and floor derivative instrument, our investments in debt securities (including corporate, asset-backed, U.S. Government, foreign government, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds investing primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed securities and mortgage-backed securities, global structured asset securitizations, whole loan mortgages, and participations in whole loans and whole loan mortgages), which are classified as non-marketable securities.

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
     On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge. Additionally, on October 21, 2002, we purchased a LIBOR range cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution with the intention of mitigating and managing our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment, and any change in the cumulative fair value of this transaction will be reflected as a gain or loss in our consolidated statements of income. In June 2004, we unwound $100 million of the $200 million range cap and floor derivative instrument. During the fourth quarter of 2005, we unwound the interest rate swap resulting in a loss of $2.7 million, which has been deferred and will be recognized as an increase to interest expense over the remaining life of our 5.375% senior notes due 2012.
     The fair value of our range cap and floor transaction is recorded as a derivative liability, included in other long-term liabilities, and totaled approximately $4.7 million as of December 31, 2008 and was nominal as of December 31, 2007. We recorded losses of approximately $4.7 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively, and gain of $1.4 million for the year ended December 31, 2006, related to this derivative instrument; such amounts are included in losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net in our consolidated statements of income.
     In September 2008 we entered into a three-month written put option for 1 million of our common shares with a strike price of $25 per common share. We settled this contract during the fourth quarter of 2008 and paid cash of $22.6 million, net of the premium received on this contract, and recognized a loss of $9.9 million which is included in losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net in our consolidated statements of income.
Fair Value of Financial Instruments
     As of January 1, 2008, we adopted FAS No. 157 and have estimated the fair value of our financial instruments in accordance with this framework. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

	December 31,
	2008		2007
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
$2.75 billion, 0.94% senior exchangeable notes due May 2011	$2,650,000	$2,199,500	$2,750,000	$2,595,313
$975 million, 6.15% senior notes due February 2018	963,859	835,244	—	—
$700 million zero coupon senior exchangeable notes due June 2023	—	—	700,000	696,990
5.375% senior notes due August 2012 (1)	272,724	262,411	272,097	279,043
4.875% senior notes due August 2009	224,829	227,239	224,562	225,709
$82.8 million zero coupon convertible senior debentures due February 2021	—	—	59,774	56,897
Other	1,329	1,329	—	—

	$4,112,741	$3,525,723	$4,006,433	$3,853,952

(1)	Includes $1.5 million and $1.9 million as of December 31, 2008 and 2007, respectively, related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.
     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.
     We maintain an investment portfolio of short-term and long-term investments that exposes us to price risk. See Note 6. As of December 31, 2008, our short-term investments were carried at fair market value and included $127.9 million and $14.3 million in securities classified as available-for-sale and trading, respectively. As of December 31, 2007, our short-term investments were carried at fair market value and included $235.7 million in securities classified as available-for-sale. Certain of our long-term investments are also carried at fair value. See Note 2. The fair value of our long-term investments in actively managed funds totaled $15.7 million and

$236.3 million as of December 31, 2008 and 2007, respectively. We had no investments classified as trading as of December 31, 2007.
Note 10 Debt
     Long-term debt consists of the following:

	December 31,
(In thousands)	2008	2007
$2.75 billion 0.94% senior exchangeable notes due May 2011	$2,650,000	$2,750,000
$975 million, 6.15% senior notes due February 2018	963,859	—
$700 million zero coupon senior exchangeable notes due June 2023	—	700,000
5.375% senior notes due August 2012 (1)	272,724	272,097
4.875% senior notes due August 2009 (2)	224,829	224,562
$82.8 million zero coupon convertible senior debentures due February 2021	—	59,774
Other	1,329	—

	4,112,741	4,006,433
Less: current portion	225,030	700,000

	$3,887,711	$3,306,433

(1)	The amount presented for the year ended December 31, 2008 and 2007 includes $1.5 million and $1.9 million, respectively, related to the unamortized loss on the interest rate swap executed on October 21, 2002 and unwound during the fourth quarter of 2005. See Note 9.

(2)	Represents Nabors Holdings 1, ULC’s 4.875% senior notes due August 2009 which were classified as current liabilities as of September 30, 2008.
     As of December 31, 2008, the maturities of our primary debt for each of the five years after 2008 and thereafter are as follows:

(In thousands)	Paid at Maturity
2009	$225,000	(1)
2010	—
2011	2,650,000	(2)
2012	275,000	(3)
2013	—
Thereafter	975,000	(4)

	$4,125,000

(1)	Represents our $225 million 4.875% senior notes due August 2009.

(2)	Represents our $2.75 billion 0.94% senior exchangeable notes due May 2011.

(3)	Represents our $275 million 5.375% senior notes due August 2012.

(4)	Represents our $975 million 6.15% senior notes due February 2018.
$975 million Senior Notes Due February 2018
     On February 20, 2008, Nabors Delaware completed a private placement of $575 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. On July 22, 2008, Nabors Delaware completed a private placement of $400 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. These new senior notes were an additional issuance under the indenture pursuant to which Nabors Delaware issued $575 million 6.15% senior notes due 2018 on February 20, 2008 described above and are subject to the same rates, terms and conditions and together will be treated as a single class of debt securities under the indenture (together $975 million senior notes due 2018). The issue of senior notes was resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to certain investors outside of the United States under Regulation S of the Securities Act. The senior notes bear interest at a rate of 6.15% per year, payable semiannually on February 15 and August 15 of each year, beginning August 15, 2008. The senior notes will mature on February 15, 2018.
     The senior notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The senior notes rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s future senior subordinated debt. Our guarantee of the senior notes is unsecured and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The senior notes are subject to redemption by Nabors Delaware, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the indenture. In the event of a change control triggering event, as defined in the indenture, the holders of senior notes may require Nabors Delaware to purchase all or any part of each senior note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware have exercised its right to redeem the senior notes. Nabors Delaware is using the proceeds of the offering of the senior notes for general corporate purposes, including the repayment of debt.
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
$2.75 billion Senior Exchangeable Notes Due May 2011
     On May 23, 2006, Nabors Delaware completed a private placement of $2.5 billion aggregate principal amount of 0.94% senior exchangeable notes due 2011 that are fully and unconditionally guaranteed by us. On June 8, 2006, the initial purchasers exercised their option to purchase an additional $250 million par value of the 0.94% senior exchangeable notes due 2011, increasing the aggregate issuance of such notes to $2.75 billion. Nabors Delaware sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The notes were reoffered by the initial purchasers of the notes to qualified institutional buyers under Rule 144A of the Securities Act. Nabors and Nabors Delaware filed a registration statement on Form S-3 pursuant to the Securities Act with respect to resale of the notes and shares received in exchange for the notes on August 21, 2006. The notes bear interest at a rate of 0.94% per year payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2006. Debt issuance costs of $28.7 million were capitalized in connection with the issuance of the notes in other long-term assets in our consolidated balance sheet and are being amortized through May 2011.
     In October 2008 we purchased $100 million par value of Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due 2011 in the open market for cash of $75.9 million and recognized a pre-tax gain of $23.6 million which is included in losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net in our consolidated statements of income. In January and through February 23, 2009, we purchased an additional $427.7 million par value of these notes in the open market for cash of $370.6 million.
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
4.875% Senior Notes Due August 2009 and 5.375% Senior Notes Due August 2012
     On August 22, 2002, Nabors Holdings 1, ULC, one of our wholly owned subsidiaries (“Nabors Holdings”), issued $225 million aggregate principal amount of 4.875% senior notes due 2009 that are fully and unconditionally guaranteed by Nabors and Nabors Delaware. Concurrently with this offering by Nabors Holdings, Nabors Delaware issued $275 million aggregate principal amount of 5.375% senior notes due 2012, which are fully and unconditionally guaranteed by Nabors. Both issues of senior notes were resold by a placement agent to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Interest on each issue of senior notes is payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2003.
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
     Our $225 million 4.875% senior notes are coming due in August 2009 and have been reclassified from long-term debt to current portion of long-term debt in our balance sheet as of September 30, 2008. In January and through February 23, 2009, we repurchased $56.6 million par value of our $225 million principal amount of 4.875% senior notes due August 2009 in the open market for cash totaling $56.8 million.
Other Debt Transactions
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
     On May 23, 2006, Nabors International Management Ltd., one of our wholly owned subsidiaries (“NIML”), borrowed from affiliates of the initial purchasers of the $2.75 billion senior exchangeable notes, $650 million pursuant to a 90-day senior unsecured loan. The proceeds of the loan were used to purchase 18.4 million of Nabors’ common shares, which are held in treasury. The unsecured loan was paid in full on June 30, 2006.
Short-Term Borrowings
     We have four letter-of-credit facilities with various banks as of December 31, 2008. We did not have any short-term borrowings outstanding at December 31, 2008 or 2007. Availability and borrowings under our credit facilities are as follows:

	December 31,
(In thousands)	2008	2007
Credit available	$295,045	$211,165
Letters of credit outstanding	(174,156)	(157,877)

Remaining availability	$120,889	$53,288

Note 11 Income Taxes
     Effective January 1, 2007, we adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” In connection with the adoption of FIN 48, we recognized increases of $24 million and $21 million to our tax reserves for uncertain tax positions and interest and penalties, respectively. These increases were accounted for as an increase to other long-term liabilities and as a reduction to retained earnings at January 1, 2007. The change in our unrecognized tax benefits for years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
(In thousands)	2008	2007
Balance as of January 1,	$55,627	$84,294
Additions based on tax positions related to the current year	3,990	3,298
Additions for tax positions of prior years	4,168	9,873
Reductions for tax positions of prior years	(10,966)	(41,838)
Settlements	(1,000)	—

Balance as of December 31,	$51,819	$55,627

     The balance also represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. As of December 31, 2008 and 2007, we had approximately $18.6 million and $28.4 million, respectively, of interest and penalties related to our total gross unrecognized tax benefits. During the years ended December 31, 2008 and 2007, we accrued and recognized estimated interest related to unrecognized tax benefits and penalties of approximately $5.3 million and $6.9 million, respectively. During the year ended December 31, 2006, we accrued and recognized estimated interest and penalties of approximately $1.7 million. We recognize interest and penalties related to income tax matters in the income tax expense line item in our consolidated statements of income.
     We are subject to income taxes in the United States and numerous foreign jurisdictions. Internationally, income tax returns from 1995 through 2007 are currently under audit examination. The Company anticipates that several of these audits could be finalized within 12 months. It is reasonably possible that the amount of the unrecognized benefits with respect to certain of our unrecognized tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at December 31, 2008.

     Income from continuing operations before income taxes was comprised of the following:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Domestic and foreign summary:
United States	$433,444	$616,588	$929,261
Foreign	368,180	518,743	498,641

Income before income taxes from continuing operations	$801,624	$1,135,331	$1,427,902

     Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. We are a Bermuda-exempt company. Bermuda does not impose corporate income taxes. Our U.S. subsidiaries are subject to a U.S. federal tax rate of 35%.
     Income tax expense (benefit) from continuing operations consisted of the following:

(In thousands)	2008	2007	2006
Current:
U.S. federal	$59,914	$116,456	$148,655
Foreign	119,889	97,489	50,313
State	9,029	14,006	14,898

	188,832	227,951	213,866

Deferred:
U.S. federal	99,754	42,846	196,465
Foreign	(48,164)	(41,167)	9,219
State	10,029	10,034	15,343

	61,619	11,713	221,027

Income tax expense	$250,451	$239,664	$434,893

     Nabors is not subject to tax in Bermuda. A reconciliation of the differences between taxes on income before income taxes computed at the appropriate statutory rate and our reported provision for income taxes follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Income tax provision at statutory rate (Bermuda rate of 0%)	$—	$—	$—
Taxes on U.S. and foreign earnings (losses) at greater than the Bermuda rate	228,862	250,126	387,748
Increase in valuation allowance	6,604	8,144	4,574
Effect of change in tax rate	(5,406)	(17,119)	(21,382)
Establishment of a deferred tax asset, net of valuation allowance	1,990	—	—
Tax reserves established (released), net and interest	(657)	(25,527)	(2,438)
Stock redemption withholding	—	—	36,150
State income taxes	19,058	24,040	30,241

Income tax expense	$250,451	$239,664	$434,893

Effective tax rate	31%	21%	30%

     The increase in our effective income tax rate from 2007 to 2008 resulted from (1) our goodwill impairments that had no associated tax benefit, (2) the reversal of certain tax reserves during 2007 in the amount of $25.5 million, (3) a decrease in 2007 tax expense of approximately $16.0 million resulting from a reduction in Canada’s tax rate, and (4) a higher proportion of our taxable income being generated in the United States during 2008 which is generally taxed at a higher rate than in international jurisdictions in which we operate.
     The decrease in our effective tax rate from 2006 to 2007 is a direct result of (1) the reversal of certain tax reserves during 2007 in the amount of $25.5 million, (2) a decrease in tax expense of $16 million resulting from a reduction in Canadian tax rates, and (3) a decrease in the proportion of income generated in the U.S. versus the international jurisdictions in which we operate. During 2006, a tax expense relating to the redemption of common shares held by a foreign parent of a U.S.-based Nabors’ subsidiary in the amount of $36.2 million increased taxes while a reduction in Canadian tax rates decreased tax expense in the amount of $20.5 million.
     The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2008	2007
(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$178,082	$60,152
Exchangeable note hedge	99,927	143,150
Equity compensation	29,206	30,266
Deferred revenue	24,698	13,589
Tax credit carryforwards	28,336	8,336
Insurance loss reserve	22,521	26,394
Other	113,086	49,536

Subtotal	495,856	331,423
Valuation allowance	(132,262)	(29,658)

Deferred tax assets	$363,594	$301,765

(In thousands)
Deferred tax liabilities:
Depreciation, amortization and depletion for tax in excess of book expense	$(781,073)	$(598,514)
Variable interest investments	(1,055)	(178,915)
Other	(50,798)	(53,561)

Deferred tax liability	(832,926)	(830,990)

Net deferred assets (liabilities)	$(469,332)	$(529,225)

Balance Sheet Summary
Net current deferred asset	$28,083	$12,757
Net noncurrent liability	(497,415)	(541,982)

Net deferred asset (liability)	$(469,332)	$(529,225)

     For U.S. federal income tax purposes, we have net operating loss (“NOL”) carryforwards of approximately $45.5 million that, if not utilized, will expire at various times in 2017 to 2018. The NOL carryforwards for alternative minimum tax purposes are approximately $15.6 million. Additionally, we have foreign NOL carryforwards of approximately $817.6 million of which $168.8 million that, if not utilized, will expire at various times from 2009 to 2028. We provide a valuation allowance against NOL carryforwards in various foreign tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. The Company has recorded a deferred tax asset of approximately $96.6 million as of December 31, 2008 relating to net operating loss carryforwards that have an indefinite life in one foreign jurisdiction. A valuation allowance of approximately $94.7 million has been recognized because the Company believes it is more likely than not that substantially all of the deferred tax asset will not be realized.
     The NOL carryforwards by year of expiration:

(In thousands)
Year ended December 31,	Total	U.S. Federal	Foreign
2009	$176	$—	$176
2010	1,175	—	1,175
2011	471	—	471
2012	3,927	—	3,927
2013	1,627	—	1,627
2014	20	—	20
2015	13	—	13
2016	23,168	—	23,168
2017	63,866	27,759	36,107
2018	83,024	17,722	65,302
2026	6,913	—	6,913
2027	18,125	—	18,125
2028	11,727	—	11,727

Subtotal: expiring NOLs	214,232	45,481	168,751
Non-expiring NOLs	648,884	—	648,884

Total	$863,116	$45,481	$817,635

     In addition, for state income tax purposes, we have net operating loss carryforwards of approximately $25 million that, if not utilized, will expire at various times from 2009 to 2026.
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
     Various bills have been introduced in Congress which could reduce or eliminate the tax benefits associated with our reorganization as a Bermuda company. Legislation enacted by Congress in 2004 provides that a corporation that reorganized in a foreign jurisdiction on or after March 4, 2003 shall be treated as a domestic corporation for United States federal income tax purposes. Nabors’ reorganization was completed June 24, 2002. There has been and we expect that there may continue to be legislation proposed by Congress from time to time applicable to certain companies that completed such reorganizations on or after March 20, 2002 which, if enacted, could limit or eliminate the tax benefits associated with our reorganization.
     Because we cannot predict whether legislation will ultimately be adopted, no assurance can be given that the tax benefits associated with our reorganization will ultimately accrue to the benefit of the Company and its shareholders. It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings as a result of our corporate reorganization.
Note 12 Common Shares
     The authorized share capital of Nabors consists of 800 million common shares, par value $.001 per share, and 25 million preferred shares, par value $.001 per share. Common shares issued were 312,343,407 and 305,457,798 at $.001 par value as of December 31, 2008 and 2007, respectively.
     During 2008 and 2007 we repurchased 8.5 million and 3.8 million, respectively, of our common shares in the open market for $281.1 million and $102.5 million, respectively, all of which are held in treasury. During 2006 we repurchased 40.3 million of our common shares in the open market for $1.4 billion of which we retired 17.9 million shares and held 22.3 million shares in treasury. From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account.
     During 2008 we entered into a three-month written put option for 1 million of our common shares with a strike price of $25 per common share. We settled this contract during the fourth quarter of 2008 and paid cash of $22.6 million, net of the premium received on this contract.
     During 2007 our outstanding shares increased by 729,866 related to a share settlement of stock options exercised by Nabors’ Chairman and Chief Executive Officer, Eugene M. Isenberg. As part of the share settlement, Mr. Isenberg surrendered 4,142,812 unexercised vested stock options to the Company with a value of approximately $29.7 million to satisfy the stock options exercise price and related income taxes owed.
     During 2008 and 2007 the Compensation Committee of our Board of Directors granted restricted stock awards to certain of our executive officers, other key employees, and independent directors. In conjunction with these grants, we awarded 4,982,536 and 1,744,627 restricted shares at an average market price of $20.68 and $30.18 to these individuals for 2008 and 2007, respectively. See Note 4 for a summary of our restricted stock as of December 31, 2008.
     During 2008, 2007 and 2006, our employees exercised vested options to acquire 2.5 million, 4.5 million and 1.2 million of our common shares, respectively, resulting in proceeds of $56.6 million, $61.6 million and $25.7 million, respectively.
     During 2008 in connection with the redemption of Nabors Delaware’s $700 million zero coupon senior exchangeable notes due 2023, we issued 5.3 million of our treasury shares with a fair value of $249.8 million to satisfy the obligation to the noteholders to pay the excess over the principal amount of such notes that were exchanged. The treasury shares issued related to the redemption of the $700 million zero coupon senior exchangeable notes had a cost basis of $181.2 million. See Note 10 for additional discussion.
     In conjunction with our acquisition of Ryan in October 2002 and our acquisition of Enserco in April 2002, we issued 760,528 and 7,098,164 exchangeable shares of Nabors Exchangeco (Canada) Inc., one of our wholly owned Canadian subsidiaries (“Nabors Exchangeco”), respectively, of which 7,718,172 exchangeable shares have been exchanged for our common shares, leaving a total of 104,520 exchangeable shares outstanding as of December 31, 2008. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis. The exchangeable shares are included in capital in excess of par value.
Note 13 Pension, Postretirement and Postemployment Benefits
Pension Plans
     In conjunction with our acquisition of Pool Energy Services Co. (“Pool”) in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan (the “Pool Pension Plan”). Benefits under the Pool Pension Plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998.

     We adopted SFAS No. 158 as of December 31, 2006. The adoption did not have a material impact on our consolidated results of operations, financial condition or the disclosures herein.
     Summarized information on the Pool Pension Plan is as follows:

	Pension Benefits
(In thousands)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$16,631	$17,297
Interest cost	1,066	1,020
Actuarial loss (gain)	610	(1,208)
Benefit payments	(526)	(478)

Benefit obligation at end of year (1)	$17,781	$16,631

Change in plan assets:
Fair value of plan assets at beginning of year	$15,309	$13,953
Actual (loss) return on plan assets	(3,248)	810
Employer contribution	578	1,024
Benefit payments	(526)	(478)

Fair value of plan assets at end of year	$12,113	$15,309

Funded status:
Underfunded status at end of year	$(5,668)	$(1,322)
Amounts recognized in consolidated balance sheets:
Other long-term liabilities	$(5,668)	$(1,322)
Components of net periodic benefit cost (recognized in our consolidated statements of income):
Interest cost	$1,066	$1,020
Expected return on plan assets	(1,001)	(936)
Recognized net actuarial loss	95	193

Net periodic benefit cost	$160	$277

Weighted-average assumptions:
Weighted-average discount rate	6.25%	6.50%
Expected long-term rate of return on plan assets	6.50%	6.50%

(1)	As of December 31, 2008 and 2007, the accumulated benefit obligation is the same as the projected benefit obligation.
     For the years ended December 31, 2008, 2007 and 2006, the net actuarial loss amounts included in accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity were approximately $(7.4) million, $(2.6) million and $(3.9) million, respectively. There were no other components, such as prior service costs or transition obligations relating to pension costs recorded within accumulated other comprehensive income (loss) during 2008, 2007 and 2006.
     The amount included in accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity that is expected to be recognized as a component of net periodic benefit cost during 2009 is approximately $(.5) million.
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
     The measurement date used to determine pension measurements for the plan is December 31.
     Our weighted-average asset allocations as of December 31, 2008 and 2007, by asset category are as follows:

	Pension Benefits
	2008	2007
Equity securities	55%	55%
Debt securities	45%	45%

Total	100%	100%

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
     We expect to contribute approximately $.8 million to the Pool Pension Plan in 2009. This is based on the sum of (1) the minimum contribution for the 2008 plan year that will be made in 2009 and (2) the estimated minimum required quarterly contributions for the 2009 plan year. We made contributions to the Pool Pension Plan in 2008 and 2007 totaling $.6 million and $1.0 million, respectively.
     As of December 31, 2008, we expect that benefits to be paid in each of the next five fiscal years after 2008 and in the aggregate for the five fiscal years thereafter will be as follows:

(In thousands)
2009	$597
2010	641
2011	709
2012	778
2013	881
2014 — 2018	5,954
     Certain of Nabors’ employees are covered by defined contribution plans. Our contributions to the plans are based on employee contributions and totaled $18.8 million and $15.1 million for the years ended December 31, 2008 and 2007, respectively. Nabors does not provide postemployment benefits to its employees.
Postretirement Benefits Other Than Pensions
     Prior to the date of our acquisition, Pool provided certain postretirement healthcare and life insurance benefits to eligible retirees who had attained specific age and years of service requirements. Nabors terminated this plan at the date of acquisition (November 24, 1999). A liability of approximately $.2 million is recorded in our consolidated balance sheets as of December 31, 2008 and 2007, respectively, to cover the estimated costs of beneficiaries covered by the plan at the date of acquisition.
Note 14 Related-Party Transactions
     Pursuant to their employment agreements, Nabors and its Chairman and Chief Executive Officer, Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in certain instances, members of their families. Under these agreements, we are reimbursed for such premiums upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could potentially be limited to the cash surrender value of these policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $11.2 million related to these policies. The cash surrender value of these policies of approximately $8.4 million and $10.5 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2008 and 2007, respectively.
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
     In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $259.3 million, $153.4 million and $99.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Expenses from business transactions with these affiliated entities totaled $9.6 million, $6.6 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, we had accounts receivable from these affiliated entities of $96.1 million and $62.3 million as of December 31, 2008 and 2007, respectively. We had accounts payable to these affiliated entities of $10.0 million and $14.7 million as of December 31, 2008 and 2007, respectively, and long-term payables with these affiliated entities of $7.8 million and $7.8 million as of December 31, 2008 and 2007, respectively, which is included in other long-term liabilities.
     During the fourth quarter of 2006, the Company entered into a transaction with Shona Energy Company, LLC (“Shona”), a company in which Mr. Payne, an outside director of the Company, is the Chairman and Chief Executive Officer. During the fourth quarter of 2008, the Company purchased 1.8 million common shares of Shona for $.9 million. Pursuant to these transactions, a subsidiary of the Company acquired and holds a minority interest of less than 20% of the issued and outstanding common shares of Shona.
Note 15 Commitments and Contingencies

Commitments
Operating Leases
     Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2008, are as follows:

(In thousands)
2009	$20,209
2010	12,226
2011	4,643
2012	2,514
2013	2,373
Thereafter	4,289

$46,254

     The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $29.4 million, $25.9 million and $21.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Employment Contracts
     We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2008 are as follows:

(In thousands)
2009	$6,906
2010	6,223
2011	4,302
2012	4,138
2013 and thereafter	656

$22,225

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
     Mr. Petrello’s employment agreement was first entered into effective October 1, 1991. Mr. Petrello’s employment agreement was agreed upon as part of arm’s length negotiations with the Board of Directors before he joined Nabors in October 1991, and was reviewed and approved by the Compensation Committee of the Board and the full Board of Directors at that time.
     The employment agreements for Messrs. Isenberg and Petrello were restated in 1996 and subsequently amended in 2002, 2005, 2006 (in the case of Mr. Isenberg) and 2008. These amendments were approved by the Compensation Committee of the Board and the full Board of Directors at the time of each amendment.
     The employment agreements provide for an initial term of five years with an evergreen provision which automatically extended the agreement for an additional one-year term on each anniversary date, unless Nabors provided notice to the contrary ten days prior to such anniversary. In March 2006 the Board of Directors exercised its election to fix the expiration date of the employment agreements for Messrs. Isenberg and Petrello, and accordingly, these agreements will expire at the end of their current terms at September 30, 2010.
     In addition to a base salary, the employment agreements provide for annual cash bonuses in an amount equal to 6% and 2%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. (Mr. Isenberg’s cash bonus formula originally was set at 10% in excess of a 10% return on shareholders’ equity and he has voluntarily reduced it over time to its current 6% in excess of 15% level.) Mr. Petrello’s bonus is subject to a minimum of $700,000 per year. In 18 of the last 19 years, Mr. Isenberg has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package. Mr. Petrello has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package in 15 of the last 18 years.
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
     For 2008, the annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formula described in their employment agreements are $70.8 million and $23.1 million, respectively. In October 2008, consistent with historical practice, Messrs. Isenberg and Petrello agreed to accept a portion of their bonuses in restricted stock awards and were awarded 2,078,900 and 851,246 shares of restricted stock, respectively. These stock awards had a value at the date of grant of $28.4 million and $11.6 million, respectively, for Messrs. Isenberg and Petrello, and will vest over a period of approximately three years. Messrs. Isenberg and Petrello also agreed to further reduce the cash bonus payable by accepting, in February 2009, 3.0 million and 1.7 million stock options, with a value of $8.8 million and $5.0 million, respectively. Half of the stock options granted to Mr. Isenberg vest over a period of two years. The remaining stock options vest immediately. They are entitled to receive the balance of their bonus in cash ($33.6 million and $6.5 million, respectively).
     Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives, and may receive special bonuses from time to time as determined by the Board of Directors.
     Termination in the event of death, disability, or termination without cause. In the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements), each would be entitled to receive within 30 days of the triggering event (a) all base salary which would have been payable through the expiration date of the contract or three times his then current base salary, whichever is greater; plus (b) the greater of (i) all annual cash bonuses which would have been payable through the expiration date; (ii) three times the highest bonus (including the imputed value of grants of stock awards and stock options), paid during the last three fiscal years prior to termination; or (iii) three times the highest annual cash bonus payable for each of the three previous fiscal years prior to termination, regardless of whether the amount was paid. In computing any amount due under (b)(i) and (iii) above, the calculation is made without regard to the 2006 Amendment reducing Mr. Isenberg’s bonus percentage as described above. If, by way of example, these provisions had applied at December 31, 2008, Mr. Isenberg would have been entitled to a payment of approximately $264 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $264 million. Similarly, with respect to Mr. Petrello, had these provisions applied at December 31, 2008, Mr. Petrello would have been entitled to a payment of approximately $90 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $90 million. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher. The Company does not have insurance to cover its obligations in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello and the Company has not recorded an expense or accrued a liability relating to these potential obligations. In addition, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the value of unvested restricted stock was approximately $39 million and $17 million, respectively, as of December 31, 2008. Neither Messrs. Isenberg nor Petrello had unvested stock options as of December 31, 2008. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.
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
     Termination in the event of a Change in Control. In the event that Messrs. Isenberg’s or Petrello’s termination of employment is related to a Change in Control (as defined in their respective employment agreements), they would be entitled to receive a cash amount equal to the greater of (a) one dollar less than the amount that would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, or (b) the cash amount that would be due in the event of a termination without cause, as described above. If, by way of example, there was a change of control event that applied on December 31, 2008, then the payments to Messrs. Isenberg and Petrello would be approximately $264 million and $90 million, respectively. These payment amounts are based on historical data and are not intended to be estimates of future payments required under the agreements. Depending upon future operating results, the true-up could result in the payment of amounts which are significantly higher but the payment would not be less than $264 million and $90 million, respectively. In addition, they would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Messrs. Isenberg and Petrello, the value of unvested restricted stock was approximately $39 million and $17 million, respectively, as of December 31, 2008. Neither Messrs. Isenberg nor Petrello had unvested stock options as of December 31, 2008. The cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above. Also, they would receive additional stock options immediately exercisable for five years to acquire a number of shares of common stock equal to the highest number of options granted during any fiscal year in the previous three fiscal years, at an option exercise price equal to the average closing price during the 20 trading days prior to the event which resulted in the change of control. If, by way of example, there was a change of control event that applied at December 31, 2008, Mr. Isenberg would have received 3,666,666 options valued at approximately $13 million and Mr. Petrello would have received 1,683,332 options valued at approximately $7 million, in each case based upon a Black-Scholes analysis. Finally, in the event that an excise tax was applicable, they would receive a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on December 31, 2008, and assuming that the excise tax was applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would be up to approximately $96 million and $32 million, respectively.
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
     It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 11 – Income Taxes for additional discussion.
     On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed by the SAT was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses in 2004,

2005, 2006, 2007 and 2008. It is likely that the SAT will propose the disallowance of these deductions upon audit of NDIL’s Mexican branch’s 2004, 2005, 2006, 2007 and 2008 tax years.
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
     Political risk insurance is procured for select operations in South America, Africa, the Middle East and Asia. Losses are subject to a $.25 million deductible, except for Colombia, which is subject to a $.5 million deductible. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.
     As of December 31, 2008 and 2007, our self-insurance accruals totaled $163.0 million and $156.5 million, respectively, and our related insurance recoveries/receivables were $9.7 million and $9.9 million, respectively.
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
     On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, a vendor which provides freight forwarding and customs clearance services to certain of our affiliates. To date, the inquiry has focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria. The Audit Committee of our Board of Directors has engaged outside counsel to review certain transactions with this vendor and their review is ongoing. The Audit Committee of our Board of Directors has received periodic updates at its regularly scheduled meetings and the Chairman of the Audit Committee has received updates between meetings as circumstances warrant. The investigation includes a review of certain amounts paid to and by Panalpina in connection with the obtaining of permits for the temporary importation of equipment and clearance of goods and materials through customs. Both the SEC and the U.S. Department of Justice have been advised of the Company’s investigation. The ultimate outcome of this review or the effect of implementing any further measures which may be necessary to ensure full compliance with the applicable laws cannot be determined at this time.
     A court in Algeria has entered a judgment against the Company related to certain alleged customs infractions. The Company believes it did not receive proper notice of the judicial proceedings against it, and that the amount of the judgment is excessive. We intend to assert the lack of legally required notice as a basis for challenging the judgment on appeal. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the ultimate resolution of this matter, and the timing of such resolution, is uncertain. If the Company is ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $20 million.
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
     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
(In thousands)	2009	2010	2011	Thereafter	Total
Financial standby letters of credit and other financial surety instruments	$143,444	$12,277	$965	$—	$156,686
Contingent consideration in acquisition	—	2,125	2,125	—	4,250

Total	$143,444	$14,402	$3,090	$—	$160,936

Note 16 Earnings Per Share
     A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2008	2007	2006
Net income (numerator):
Income from continuing operations, net of tax — basic	$551,173	$895,667	$993,009
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011 (1)	—	—	—
$82.8 million due 2021 (2)	—	—	—
$700 million due 2023 (3)	—	—	—

Adjusted income from continuing operations, net of tax — diluted	551,173	895,667	993,009
Income from discontinued operations, net of tax	—	35,024	27,727

Total adjusted net income	$551,173	$930,691	$1,020,736

Earnings per share:
Basic from continuing operations	$1.98	$3.21	$3.42
Basic from discontinued operations	—	.13	.10

Total Basic	$1.98	$3.34	$3.52

Diluted from continuing operations	$1.93	$3.13	$3.31
Diluted from discontinued operations	—	.12	.09

Total Diluted	$1.93	$3.25	$3.40

Shares (denominator):
Weighted-average number of shares outstanding — basic (4)	278,166	279,026	290,241
Net effect of dilutive stock options, warrants and restricted stock awards based on the treasury stock method	5,837	7,580	9,446
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011 (1)	—	—	—
$82.8 million due 2021 (2)	—	—	—
$700 million due 2023 (3)	1,282	—	140

Weighted-average number of shares outstanding — diluted	285,285	286,606	299,827

(1)	Diluted earnings per share for the years ended December 31, 2008, 2007, and 2006 do not include any incremental shares issuable upon exchange of the $2.75 billion 0.94% senior exchangeable notes due 2011. In October 2008 we purchased $100 million par value of these notes in the open market, leaving $2.65 billion par value outstanding. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur during any period for the years ended December 31, 2008, 2007, and 2006.

(2)	In June 2008 Nabors Delaware called for redemption of the full $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 and in July 2008, paid cash of $60.6 million; an amount equal to the issue price of $50.4 million plus accrued original issue discount of $10.2 million. No common shares were issued as part of the redemption of the $82.8 million zero coupon convertible senior debentures.

(3)	Diluted earnings per share for the year ended December 31, 2008 reflect the conversion of the $700 million zero coupon senior exchangeable notes due 2023. In May 2008 Nabors Delaware called for redemption all of its $700 million zero coupon senior exchangeable notes due 2023 and in June and July 2008 issued an aggregate 5.25 million common shares which equated to the excess of the exchange value of the notes over their principal amount, as cash was required up to the principal amount of the notes exchanged. Diluted earnings per share for the year ended December 31, 2007 does not include any incremental shares issuable upon exchange of the $700 million zero coupon senior exchangeable notes. Diluted earnings per share for the year ended December 31, 2006 reflects the assumed conversion of our $700 million zero coupon senior exchangeable notes resulting in the inclusion of the incremental number of shares that we would be required to issue upon exchange of these notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation when the price of our shares exceeds $35.05 on the last trading day of the quarter, which did not occur on December 31, 2007. This was the case for the quarter ended March 31, 2006 and are therefore included in the weighted-average number of shares outstanding in our diluted earnings per share calculation for the year ended December 31, 2006.

(4)	Includes the following weighted-average number of common shares of Nabors and weighted-average number of exchangeable shares of Nabors (Canada) Exchangeco Inc., respectively: 278.1 million and .1 million shares for the year ended December 31, 2008; 278.9 million and .1 million shares for the year ended December 31, 2007; and 290.0 million and .2 million shares for the year ended December 31, 2006. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors’ common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to, voting rights and the right to receive dividends, if any.
     For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive. The average number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 7,319,342, 4,952,799 and 2,995,447 shares during 2008, 2007 and 2006, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the treasury stock method of accounting. Restricted stock will similarly be included in our diluted earnings per share computation using the treasury stock method of accounting in any period where the amount of restricted stock exceeds the number of shares assumed repurchased in those periods based upon future unearned compensation.
Note 17 Supplemental Balance Sheet and Income Statement Information
     Our cash and cash equivalents, short-term and long-term investments and other receivables consist of the following:

	December 31,
(In thousands)	2008	2007
Cash and cash equivalents	$442,087	$531,306
Short-term investments	142,158	235,745
Long-term investments and other receivables	239,952	359,534
Other current assets	1,866	53,054

Total	$826,063	$1,179,639

     As of December 31, 2008, our short-term investments consist of investments in available-for-sale marketable debt and equity securities of $127.9 million and trading securities of $14.3 million and our long-term investments and other receivables consist of investments of $15.7 million in non-marketable securities accounted for by the equity method and $224.2 million in oil and gas financing receivables. Earnings associated with our oil and gas financing receivables are recognized as operating revenues. The December 31, 2008 other current assets amount represents $1.9 million in cash proceeds receivable from brokers from the sale of certain investment securities. As of December 31, 2007, our short-term investments consist entirely of investments in available-for-sale marketable debt securities while our long-term investments and other receivables consist of investments of $236.2 million in non-marketable securities and $123.3 million in oil and gas financing receivables. The December 31, 2007 other current assets amount represents $53.1 million in cash proceeds receivable from brokers from the sale of certain investment securities.

     In March 2008 our investment in a privately held company became a marketable equity security subsequent to a public offering on the Hong Kong Stock Exchange. Accordingly, we have accounted for the marketable equity security in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and classified a portion of these securities as trading securities and a portion of these securities as available-for-sale securities based on our investment strategy. As of December 31, 2008, the fair market value of the securities classified as trading and available-for-sale was $14.3 million and $39.2 million, respectively. During the year ended December 31, 2008, we recorded in our income statement a net unrealized gain of $8.5 million on the trading portion of the security. During the year ended December 31, 2008, we recorded dividend income of $5.8 million from this investment.

     Accrued liabilities include the following:

	December 31,
(In thousands)	2008	2007
Accrued compensation	$164,252	$149,668
Deferred revenue	72,377	91,071
Other taxes payable	24,191	32,539
Workers’ compensation liabilities	23,618	31,427
Interest payable	37,334	13,165
Warranty accrual	8,639	8,602
Litigation reserves	4,825	5,083
Other accrued liabilities	32,157	16,960

	$367,393	$348,515

     Investment income (loss) includes the following:

	Year Ended December 31,
(In thousands)	2008		2007		2006
Interest and dividend income	$40,462		$45,498		$55,747
Gains (losses) on marketable and non-marketable securities, net	(18,736	)(1)	(61,389	)(2)	46,260

	$21,726		$(15,891)		$102,007

(1)	This amount reflects net unrealized gains of $8.5 million from our trading securities, partially offset by losses of $27.4 million from our actively managed funds classified as long-term investments.

(2)	This amount reflects a net loss of approximately $61.4 million from the portion of our long-term investments comprised of our actively managed funds inclusive of substantial gains from sales of our marketable equity securities.
     Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net includes the following:

	Year Ended December 31,
(In thousands)	2008		2007	2006
Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$13,211	(1)	$4,429 (2)	$20,824	(3)
Litigation reserves	3,492		9,568	2,217
Foreign currency transaction losses (gains)	(2,718)		(3,235)	380
(Gains) losses on derivative instruments	14,581	(4)	1,347	(1,363)
Gain on debt extinguishment	(23,589	)(5)	—	—
Other losses (gains)	2,636		(1,214)	2,060

	$7,613		$10,895	$24,118

(1)	This amount includes involuntary conversion losses recorded as a result of Hurricanes Gustav and Ike during 2008 of approximately $12.0 million, net of insurance recoveries.

(2)	This amount includes a $38.6 million gain from the sale of three accommodation units in the second quarter of 2007 and $40.0 million in impairment charges and losses on asset retirements during 2007.

(3)	This amount includes $12.4 million in impairment charges related to asset retirements.

(4)	This amount includes a $9.9 million loss on a three-month written put option and a $4.7 million loss on the fair value of our range cap and floor derivative.

(5)	In the fourth quarter of 2008 we purchased $100 million par value of our $2.75 billion 0.94% senior exchangeable notes in the open market for cash of $75.9 milion and recognized a pre-tax gain of $23.6 million.

     Supplemental cash flow information for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Cash paid for income taxes	$235,907	$378,726	$157,209
Cash paid for interest, net of capitalized interest	67,327	41,715	28,605
Acquisitions of businesses:
Fair value of assets acquired	7,328	—	79,070
Goodwill	284	8,391	20,815
Liabilities assumed	(6,352)	—	(17,293)
Common stock of acquired company previously owned	—	—	—
Equity consideration issued	—	—	—

Cash paid for acquisitions of businesses	1,260	8,391	82,592
Cash acquired in acquisitions of businesses	(973)	—	(185)

Cash paid for acquisitions of businesses, net	$287	$8,391	$82,407

Note 18 Unaudited Quarterly Financial Information

	Year Ended December 31, 2008
(In thousands, except	Quarter Ended
per share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues and Earnings from unconsolidated affiliates from continuing operations (1)	$1,295,407	$1,278,367	$1,462,495	$1,245,793

Income (loss) from continuing operations, net of tax	$230,506	$194,361	$210,299	$(83,993)
Income from discontinued operations, net of tax	—	—	—	—

Net income (loss)	$230,506	$194,361	$210,299	$(83,993)

Earnings (loss) per share: (2)
Basic from continuing operations	$.83	$.70	$.75	$(.30)
Basic from discontinued operations	—	—	—	—

Total Basic	$.83	$.70	$.75	$(.30)

Diluted from continuing operations	$.81	$.67	$.73	$(.30)
Diluted from discontinued operations	—	—	—	—

Total Diluted	$.81	$.67	$.73	$(.30)

	Year Ended December 31, 2007
(In thousands, except	Quarter Ended
per share amounts)	March 31,	June 30,	September 30,	December 31,
Operating revenues and Earnings from unconsolidated affiliates from continuing operations (3)	$1,248,454	$1,138,120	$1,252,988	$1,317,010

Income from continuing operations, net of tax	$256,890	$220,862	$195,763	$222,152
Income from discontinued operations, net of tax	5,272	7,487	22,265	—

Net income	$262,162	$228,349	$218,028	$222,152

Earnings per share: (2)
Basic from continuing operations	$.93	$.79	$.70	$.79
Basic from discontinued operations	.02	.03	.08	—

Total Basic	$.95	$.82	$.78	$.79

Diluted from continuing operations	$.90	$.77	$.68	$.78
Diluted from discontinued operations	.02	.02	.08	—

Total Diluted	$.92	$.79	$.76	$.78

(1)	Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $(4.4) million, $(4.0) million, $7.9 million and $(229.3) million, respectively.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(3)	Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $12.4 million, $3.4 million, $2.7 million and $(.8) million, respectively.

Note 19 Discontinued Operation
     In August 2007, we sold our Sea Mar business which had previously been included in Other Operating Segments to an unrelated third party for a cash purchase price of $194.3 million, resulting in a pre-tax gain of $49.5 million. The assets included 20 offshore supply vessels and certain related assets, including its right under a vessel construction contract. The operating results of this business for all periods presented are reported as discontinued operations in the accompanying audited consolidated statements of income and the respective accompanying notes to the consolidated financial statements. Our condensed statements of income from discontinued operations related to the Sea Mar business for the years ended December 31, 2008, 2007 and 2006 were as follows:
Condensed Statements of Income

	Year Ended December 31,
(In thousands)	2008	2007	2006
Revenues from discontinued operations	$—	$58,887	$112,873

Income from discontinued operations
Income from discontinued operations	$—	$26,092	$43,017
Gain on disposal of business	—	49,500	—
Income tax expense	—	40,568	15,290

Income from discontinued operations, net of tax	$—	$35,024	$27,727

Note 20 Segment Information
     As of December 31, 2008, we operate our business out of 13 operating segments. Our six Contract Drilling operating segments are engaged in drilling, workover and well-servicing operations, on land and offshore, and represent reportable segments. These operating segments consist of our Alaska, U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, U.S. Offshore, Canada and International business units. Our oil and gas operating segment includes Ramshorn Investments, Inc. and our oil and gas joint ventures with First Reserve Corporation. This segment, is engaged in the exploration for, development of and production of oil and natural gas. Our Other Operating Segments, consisting of Canrig Drilling Technology Ltd., Epoch Well Services, Inc., Peak Oilfield Service Company, Peak USA Energy Services, Ltd., Ryan Energy Technologies, and Nabors Blue Sky Ltd. (formerly 1183011 Alberta Ltd.), are engaged in the manufacturing of top drives, manufacturing of drilling instrumentation systems, construction and logistics services, trucking and logistics services, manufacturing and marketing of directional drilling and rig instrumentation systems, directional drilling, rig instrumentation and data collection services, and heliportable well services, respectively. These Other Operating Segments do not meet the criteria included in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” for disclosure, individually or in the aggregate, as reportable segments.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. See Note 2. Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on several criteria, including adjusted income derived from operating activities.
     The following table sets forth financial information with respect to our reportable segments:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Operating revenues and earnings (losses) from unconsolidated affiliates from continuing operations: (1)
Contract Drilling: (2)
U.S. Lower 48 Land Drilling	$1,878,441	$1,710,990	$1,890,302
U.S. Land Well-servicing	758,510	715,414	704,189
U.S. Offshore	252,529	212,160	221,676
Alaska	184,243	152,490	110,718
Canada	502,695	545,035	686,889
International	1,372,168	1,094,802	746,460

Subtotal Contract Drilling (3)	4,948,586	4,430,891	4,360,234
Oil and Gas (4)(5)	(151,465)	152,320	59,431
Other Operating Segments (6)(7)	683,186	588,483	505,286
Other reconciling items (8)	(198,245)	(215,122)	(197,117)

Total	$5,282,062	$4,956,572	$4,727,834

Depreciation and amortization, and depletion: (1)
Contract Drilling:
U.S. Lower 48 Land Drilling	$210,764	$146,928	$106,399

	Year Ended December 31,
(In thousands)	2008	2007	2006
U.S. Land Well-servicing	65,050	57,245	43,217
U.S. Offshore	42,565	34,408	31,253
Alaska	21,710	14,889	13,012
Canada	67,373	63,271	54,924
International	172,066	121,985	95,045

Subtotal Contract Drilling	579,528	438,726	343,850
Oil and Gas	46,979	72,182	38,580
Other Operating Segments	38,903	35,203	24,829
Other reconciling items (8)	(7,365)	(6,199)	(4,026)

Total depreciation and amortization, and depletion	$658,045	$539,912	$403,233

Adjusted income (loss) derived from operating activities from continuing operations: (1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$628,579	$596,302	$821,821
U.S. Land Well-servicing	148,626	156,243	199,944
U.S. Offshore	59,179	51,508	65,328
Alaska	52,603	37,394	17,542
Canada	61,040	87,046	185,117
International	407,675	332,283	208,705

Subtotal Contract Drilling (3)	1,357,702	1,260,776	1,498,457
Oil and Gas (4) (5)	(228,027)	56,133	4,065
Other Operating Segments (6) (7)	68,572	35,273	30,028

Total segment adjusted income derived from operating activities	1,198,247	1,352,182	1,532,550
Other reconciling items (10)	(164,530)	(136,363)	(135,951)
Interest expense	(91,620)	(53,702)	(46,586)
Investment income (loss)	21,726	(15,891)	102,007
(Losses) gains on sales, retirements and impairments of long-lived assets and other income (expense), net	(7,613)	(10,895)	(24,118)
Goodwill and intangible asset impairment (11)	(154,586)	—	—

Income from continuing operations before income taxes (1)	$801,624	$1,135,331	$1,427,902

	December 31,
(In thousands)	2008	2007	2006
Total assets:
Contract Drilling: (13) (14)
U.S. Lower 48 Land Drilling	$2,833,618	$2,544,629	$2,210,070
U.S. Land Well-servicing	707,009	725,845	597,082
U.S. Offshore	480,324	452,505	456,889
Alaska	356,603	283,121	221,927
Canada	906,154	1,398,363	1,059,243
International	3,080,947	2,577,057	2,006,941

Subtotal Contract Drilling	8,364,655	7,981,520	6,552,152
Oil and Gas (15)	929,848	646,837	328,114
Other Operating Segments (16)	578,802	610,041	638,600
Other reconciling items (10) (17)	594,677	864,984	1,623,437

Total assets	$10,467,982	$10,103,382	$9,142,303

	Year Ended December 31,
(In thousands)	2008	2007	2006
Capital expenditures and acquisitions of businesses: (12)
Contract Drilling:
U.S. Lower 48 Land Drilling	$405,831	$728,465	$726,171
U.S. Land Well-servicing	48,911	205,185	224,812
U.S. Offshore	82,574	49,270	98,618
Alaska	85,735	69,233	27,145
Canada	85,113	94,058	222,727
International	635,340	620,264	382,911

Subtotal Contract Drilling	1,343,504	1,766,475	1,682,384
Oil and Gas	191,937	113,224	155,681
Other Operating Segments	32,191	53,594	146,895
Other reconciling items (10) (17)	(6,209)	(12,072)	13,011

Total capital expenditures	$1,561,423	$1,921,221	$1,997,971

(1)	All segment information excludes the Sea Mar business, which has been reclassified as a discontinued operation.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $5.8 million, $5.6 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(4)	Represents our oil and gas exploration, development and production operations. Includes $228.3 million, representing our proportionate share, of non-cash pre-tax full cost ceiling test writedowns from our U.S., international and Canadian joint ventures and non-cash pre-tax impairment charges of $21.5 million under application of the successful efforts method of accounting from our wholly owned Ramshorn business unit related to oil and gas properties.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(241.4) million, $(3.9) million and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $5.8 million, $16.0 million and $16.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(11)	Represents non-cash pre-tax goodwill and intangible asset impairment charges recorded during the three months ended December 31, 2008, all of which related to our Canadian business units.

(12)	Includes the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(13)	Includes $49.2 million, $47.3 million and $39.6 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2008, 2007 and 2006, respectively.

(14)	Includes $21.4 million of investments in unconsolidated affiliates accounted for by the cost method as of December 31, 2007. There were no investments in unconsolidated affiliates accounted for by the cost method as of December 31, 2008 or 2006.

(15)	Includes $298.3 million, $274.1 million and $0 of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2008, 2007 and 2006, respectively.

(16)	Includes $63.3 million, $62.0 million and $58.5 million of investments in unconsolidated affiliates accounted for by the equity method as of December 31, 2008, 2007 and 2006, respectively.

(17)	Includes $.9 million of investments in unconsolidated affiliates accounted for by the cost method as of December 31, 2008. There were no investments in unconsolidated affiliates accounted for by the cost method as of December 31, 2007 or 2006
     The following table sets forth financial information with respect to Nabors’ operations by geographic area:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Operating revenues and earnings from unconsolidated affiliates from continuing operations:
United States	$3,306,064	$3,189,230	$3,141,299
Foreign	1,975,998	1,767,342	1,586,535

	$5,282,062	$4,956,572	$4,727,834

Property, plant and equipment, net:
United States	$4,032,243	$3,725,601	$3,211,023
Foreign	3,249,799	2,907,011	2,199,078

	$7,282,042	$6,632,612	$5,410,101

Goodwill:
United States	$130,275	$130,275	$165,264
Foreign	45,474	238,157	197,005

	$175,749	$368,432	$362,269

Note 21 Condensed Consolidating Financial Information
     Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings.
     The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.
     The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 31, 2008 and December 31, 2007, statements of income and cash flows for each of the three years in the period ended December 31, 2008, 2007 and 2006 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	December 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS

Current assets:
Cash and cash equivalents	$8,291	$96	$1,259	$432,441	$—	$442,087
Short-term investments	—	—	—	142,158	—	142,158
Accounts receivable, net	—	—	—	1,160,768	—	1,160,768
Inventory	—	—	—	150,118	—	150,118
Deferred income taxes	—	(3,992)	—	32,075	—	28,083
Other current assets	136	60,090	376	182,777	—	243,379

Total current assets	8,427	56,194	1,635	2,100,337	—	2,166,593
Long-term investments and other receivables	—	—	—	239,952	—	239,952
Property, plant and equipment, net	—	—	—	7,282,042	—	7,282,042
Goodwill	—	—	—	175,749	—	175,749
Intercompany receivables	185,626	1,177,864	135,284	36,715	(1,535,489)	—
Investment in unconsolidated affiliates	4,506,617	4,388,439	378,237	2,315,986	(11,177,552)	411,727
Other long-term assets	—	20,874	401	170,644	—	191,919

Total assets	$4,700,670	$5,643,371	$515,557	$12,321,425	$(12,713,041)	$10,467,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$224,829	$201	$—	$225,030
Trade accounts payable	755	79	—	424,074	—	424,908
Accrued liabilities	7,796	31,773	4,151	323,673	—	367,393
Income taxes payable	—	135,992	36	(24,500)	—	111,528

Total current liabilities	8,551	167,844	229,016	723,448	—	1,128,859
Long-term debt	—	3,886,582	—	1,129	—	3,887,711
Other long-term liabilities	—	—	—	261,878	—	261,878
Deferred income taxes	—	(7,983)	(333)	505,731	—	497,415
Intercompany payable	—	—	—	1,535,489	(1,535,489)	—

Total liabilities	8,551	4,046,443	228,683	3,027,675	(1,535,489)	5,775,863

Shareholders’ equity	4,692,119	1,596,928	286,874	9,293,750	(11,177,552)	4,692,119

Total liabilities and shareholders’ equity	$4,700,670	$5,643,371	$515,557	$12,321,425	$(12,713,041)	$10,467,982

	December 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS

Current assets:
Cash and cash equivalents	$10,659	$2,753	$4	$517,890	$—	$531,306
Short-term investments	—	—	—	235,745	—	235,745
Accounts receivable, net	—	—	—	1,039,238	—	1,039,238
Inventory	—	—	—	133,786	—	133,786
Deferred income taxes	—	—	—	12,757	—	12,757
Other current assets	136	1,039	376	250,729	—	252,280

Total current assets	10,795	3,792	380	2,190,145	—	2,205,112
Long-term investments and other receivables	—	—	—	359,534	—	359,534
Property, plant and equipment, net	—	—	—	6,632,612	—	6,632,612
Goodwill	—	—	—	368,432	—	368,432
Intercompany receivables	361,832	1,224,222	—	19,918	(1,605,972)	—
Investment in unconsolidated affiliates	4,148,256	4,429,139	304,450	2,306,797	(10,783,800)	404,842
Other long-term assets	—	22,180	638	110,032	—	132,850

Total assets	$4,520,883	$5,679,333	$305,468	$11,987,470	$(12,389,772)	$10,103,382

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$700,000	$—	$—	$—	$700,000
Trade accounts payable	2	24	—	348,498	—	348,524
Accrued liabilities	6,760	8,877	4,151	328,727	—	348,515
Income taxes payable	—	71,761	2,411	22,921	—	97,093

Total current liabilities	6,762	780,662	6,562	700,146	—	1,494,132
Long-term debt	—	3,081,871	224,562	—	—	3,306,433
Other long-term liabilities	—	1,900	—	244,814	—	246,714
Deferred income taxes	—	15,131	16	526,835	—	541,982
Intercompany payable	—	—	193	1,605,779	(1,605,972)	—

Total liabilities	6,762	3,879,564	231,333	3,077,574	(1,605,972)	5,589,261

Shareholders’ equity	4,514,121	1,799,769	74,135	8,909,896	(10,783,800)	4,514,121

Total liabilities and shareholders’ equity	$4,520,883	$5,679,333	$305,468	$11,987,470	$(12,389,772)	$10,103,382

Condensed Consolidating Statements of Income

	Year Ended December 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$5,511,896	$—	$5,511,896
Earnings (losses) from unconsolidated affiliates	—	—	—	(229,834)	—	(229,834)
Earnings (losses) from consolidated affiliates	565,574	197,934	19,335	206,417	(989,260)	—
Investment income (loss)	364	2,373	3	18,986	—	21,726
Intercompany interest income	4,000	70,017	11,840	—	(85,857)	—

Total revenues and other income	569,938	270,324	31,178	5,507,465	(1,075,117)	5,303,788

Costs and other deductions:
Direct costs	—	—	—	3,110,316	—	3,110,316
General and administrative expenses	21,191	494	32	459,582	(1,315)	479,984
Depreciation and amortization	—	600	—	610,466	—	611,066
Depletion	—	—	—	46,979	—	46,979
Interest expense	—	92,047	11,440	(11,867)	—	91,620
Intercompany interest expense	—	—	—	85,857	(85,857)	—
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	(2,426)	(16,386)	27,444	(2,334)	1,315	7,613
Goodwill and intangible asset impairment	—	—	—	154,586	—	154,586

Total costs and other deductions	18,765	76,755	38,916	4,453,585	(85,857)	4,502,164

Income from continuing operations before income taxes	551,173	193,569	(7,738)	1,053,880	(989,260)	801,624
Income tax (benefit) expense	—	(1,616)	(2,477)	254,544	—	250,451

Income from continuing operations, net of tax	551,173	195,185	(5,261)	799,336	(989,260)	551,173
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income	$551,173	$195,185	$(5,261)	$799,336	$(989,260)	$551,173

	Year Ended December 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$4,938,848	$—	$4,938,848
Earnings (losses) from unconsolidated affiliates	—	—	—	17,724	—	17,724
Earnings (losses) from consolidated affiliates	914,328	503,713	17,632	543,370	(1,979,043)	—
Investment income (loss)	687	146	—	(16,724)	—	(15,891)
Intercompany interest income	3,989	85,550	2	—	(89,541)	—

Total revenues and other income	919,004	589,409	17,634	5,483,218	(2,068,584)	4,940,681

Costs and other deductions:
Direct costs	—	—	—	2,764,559	—	2,764,559
General and administrative expenses	17,085	144	17	419,573	(537)	436,282
Depreciation and amortization	—	600	—	467,130	—	467,730
Depletion	—	—	—	72,182	—	72,182
Interest expense	—	51,156	11,456	(8,910)	—	53,702
Intercompany interest expense	6,260	—	—	83,281	(89,541)	—
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	(8)	1,377	—	8,989	537	10,895

Total costs and other deductions	23,337	53,277	11,473	3,806,804	(89,541)	3,805,350

Income from continuing operations before income taxes	895,667	536,132	6,161	1,676,414	(1,979,043)	1,135,331
Income tax expense	—	11,996	1,971	225,697	—	239,664

Income from continuing operations, net of tax	895,667	524,136	4,190	1,450,717	(1,979,043)	895,667
Income from discontinued operations, net of tax	35,024	35,024	—	70,048	(105,072)	35,024

Net income	$930,691	$559,160	$4,190	$1,520,765	$(2,084,115)	$930,691

	Year Ended December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$4,707,289	$—	$4,707,289
Earnings (losses) from unconsolidated affiliates	—	—	—	20,545	—	20,545
Earnings (losses) from consolidated affiliates	1,007,301	772,123	16,357	807,604	(2,603,385)	—
Investment income (loss)	324	10,480	—	91,203	—	102,007
Intercompany interest income	4,050	66,476	—	—	(70,526)	—

Total revenues and other income	1,011,675	849,079	16,357	5,626,641	(2,673,911)	4,829,841

Costs and other deductions:
Direct costs	—	—	—	2,511,392	—	2,511,392
General and administrative expenses	17,130	388	5	399,454	(367)	416,610
Depreciation and amortization	—	600	—	364,053	—	364,653
Depletion	—	—	—	38,580	—	38,580
Interest expense	—	40,457	11,440	(5,311)	—	46,586
Intercompany interest expense	1,536	—	—	68,990	(70,526)	—
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	—	(1,339)	—	25,090	367	24,118

Total costs and other deductions	18,666	40,106	11,445	3,402,248	(70,526)	3,401,939

Income from continuing operations before income taxes	993,009	808,973	4,912	2,224,393	(2,603,385)	1,427,902
Income tax expense	—	13,635	1,622	419,636	—	434,893

Income from continuing operations, net of tax	993,009	795,338	3,290	1,804,757	(2,603,385)	993,009
Income from discontinued operations, net of tax	27,727	27,727	—	55,454	(83,181)	27,727

Net income	$1,020,736	$823,065	$3,290	$1,860,211	$(2,686,566)	$1,020,736

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$39,987	$270,811	$(162,293)	$1,455,628	$(158,126)	$1,446,007

Cash flows from investing activities:
Purchases of investments	—	—	—	(269,983)	—	(269,983)
Sales and maturities of investments	—	—	—	521,613	—	521,613
Cash paid for acquisitions of businesses, net	—	—	—	(287)	—	(287)
Investment in unconsolidated affiliates	—	—	—	(271,309)	—	(271,309)
Capital expenditures	—	—	—	(1,490,162)	—	(1,490,162)
Proceeds from sales of assets and insurance claims	—	—	—	69,842	—	69,842
Cash paid for investments in consolidated affiliates	(85,927)	(150,626)	—	(163,548)	400,101	—

Net cash provided by (used for) investing activities	(85,927)	(150,626)	—	(1,603,834)	400,101	(1,440,286)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	23,858	—	23,858
Proceeds from long-term debt	—	962,901	—	—	—	962,901
Debt issuance costs	—	(7,324)	—	—	—	(7,324)
Proceeds from issuance of common shares	56,633	—	—	(3)	—	56,630
Reduction in long-term debt	—	(836,431)	—	(80)	—	(836,511)
Repurchase of common shares	—	(247,357)	—	(33,744)	—	(281,101)
Purchase of restricted stock	(13,061)	—	—	—	—	(13,061)
Tax benefit related to the exercise of stock options	—	5,369	—	—	—	5,369
Proceeds from parent contributions	—	—	163,548	236,553	(400,101)	—
Cash dividends paid	—	—	—	(158,126)	158,126	—

Net cash (used for) provided by financing activities	43,572	(122,842)	163,548	68,458	(241,975)	(89,239)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5,701)	—	(5,701)

Net (decrease) increase in cash and cash equivalents	(2,368)	(2,657)	1,255	(85,449)	—	(89,219)
Cash and cash equivalents, beginning of period	10,659	2,753	4	517,890	—	531,306

Cash and cash equivalents, end of period	$8,291	$96	$1,259	$432,441	$—	$442,087

	Year Ended December 31, 2007
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$(6,213)	$117,758	$(16,111)	$1,280,248	$(5,484)	$1,370,198

Cash flows from investing activities:
Purchases of investments	—	—	—	(378,318)	—	(378,318)
Sales and maturities of investments	—	926	—	859,459	—	860,385
Cash paid for acquisitions of businesses, net	—	—	—	(8,391)	—	(8,391)
Investment in unconsolidated affiliates	—	—	—	(278,100)	—	(278,100)
Capital expenditures	—	—	—	(2,014,469)	—	(2,014,469)
Proceeds from sales of assets and insurance claims	—	—	—	356,387	—	356,387
Cash paid for investments in consolidated affiliates	—	(120,484)	—	(16,107)	136,591	—

Net cash provided by (used for) investing activities	—	(119,558)	—	(1,479,539)	136,591	(1,462,506)

Cash flows from financing activities:
Decrease in cash overdrafts	—	—	—	(38,416)	—	(38,416)
Proceeds from long-term debt	(57,811)	—	—	57,811	—	—
Proceeds from issuance of common shares	61,620	—	—	—	—	61,620
Repurchase of common shares	—	—	—	(102,451)	—	(102,451)
Purchase of restricted stock	(1,811)	—	—	—	—	(1,811)
Tax benefit related to the exercise of stock options	—	2,159	—	—	—	2,159
Proceeds from parent contributions	—	—	16,107	120,484	(136,591)	—
Cash dividends paid	—	—	—	(5,484)	5,484	—

Net cash (used for) provided by financing activities	1,998	2,159	16,107	31,944	(131,107)	(78,899)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,964	—	1,964

Net (decrease) increase in cash and cash equivalents	(4,215)	359	(4)	(165,383)	—	(169,243)
Cash and cash equivalents, beginning of period	14,874	2,394	8	683,273	—	700,549

Cash and cash equivalents, end of period	$10,659	$2,753	$4	$517,890	$—	$531,306

	Year Ended December 31, 2006
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$1,172,786	$(189,608)	$(10,971)	$3,356,390	$(2,842,339)	$1,486,258

Cash flows from investing activities:
Purchases of investments	—	—	—	(1,135,525)	—	(1,135,525)
Sales and maturities of investments	—	—	—	1,325,903	—	1,325,903
Cash paid for acquisitions of businesses, net	—	—	—	(82,407)	—	(82,407)
Deposits released on acquisitions closed subsequent to year-end	—	—	—	35,844	—	35,844
Investment in unconsolidated affiliates	—	—	—	(2,433)	—	(2,433)
Capital expenditures	—	—	—	(1,927,407)	—	(1,927,407)
Proceeds from sales of assets and insurance claims	—	—	—	17,556	—	17,556
Cash paid for investments in consolidated affiliates	(977,927)	(487,275)	—	(1,189,056)	2,654,258	—
Cash received from investments in consolidated affiliates	—	—	—	2,000,000	(2,000,000)	—

Net cash provided by (used for) investing activities	(977,927)	(487,275)	—	(957,525)	654,258	(1,768,469)

Cash flows from financing activities:
Increase in cash overdrafts	—	—	—	2,154	—	2,154
Proceeds from sale of warrants	421,162	—	—	—	—	421,162
Purchase of exchangeable note hedge	—	(583,550)	—	—	—	(583,550)
Proceeds from long-term debt	—	2,750,000	—	—	—	2,750,000
Debt issuance costs	—	(28,683)	—	—	—	(28,683)
Proceeds from issuance of common shares	25,682	—	—	—	—	25,682
Reduction in long-term debt	—	(769,789)	—	—	—	(769,789)
Repurchase of common shares	(627,356)	—	—	(2,775,484)	2,000,000	(1,402,840)
Tax benefit related to the exercise of stock options	—	4,139	—	—	—	4,139
Proceeds from parent contributions	—	1,178,088	10,968	1,465,202	(2,654,258)	—
Cash dividends paid	—	(1,870,942)	—	(971,397)	2,842,339	—

Net cash (used for) provided by financing activities	(180,512)	679,263	10,968	(2,279,525)	2,188,081	418,275

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(516)	—	(516)

Net (decrease) increase in cash and cash equivalents	14,347	2,380	(3)	118,824	—	135,548
Cash and cash equivalents, beginning of period	527	14	11	564,449	—	565,001

Cash and cash equivalents, end of period	$14,874	$2,394	$8	$683,273	$—	$700,549

Note 22 Subsequent Events
     On January 12, 2009, Nabors Delaware completed a private placement of $1.125 billion aggregate principal amount of 9.25% senior notes due 2019 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. The issue of senior notes was resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors outside of the United States under Regulation S of the Securities Act. The senior notes bear interest at a rate of 9.25% per year, payable semiannually on January 15 and July 15 of each year, beginning July 15, 2009. The senior notes will mature on January 15, 2019. The senior notes had no impact on our consolidated financial statements in 2008 or at December 31, 2008.
     The senior notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The senior notes rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s future senior subordinated debt. Our guarantee of the senior notes is unsecured and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The senior notes are subject to redemption by Nabors Delaware, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the indenture. In the event of a change control triggering event, as defined in the indenture, the holders of senior notes may require Nabors Delaware to purchase all or any part of each senior note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the senior notes. Nabors Delaware is using the proceeds of the offering of the senior notes for the repayment or repurchase of indebtedness and general corporate purposes.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. PricewaterhouseCoopers LLP has issued a report on the effectiveness of internal control over financial reporting, which is included in Part II, Item 8. of this report.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information called for by this item will be contained in the Nabors Industries Ltd. definitive Proxy Statement to be distributed in connection with its 2009 annual meeting of shareholders under the captions “Election of Directors”, “Other Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.
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
     On September 29, 2008, we filed with the New York Stock Exchange, or NYSE, the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual.
ITEM 11. EXECUTIVE COMPENSATION
     The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders under the caption “Management Compensation” and except as specified in the following sentence, is incorporated into this document by reference. Information in Nabors’ 2009 proxy statement not deemed to be “soliciting material” or “filed” with the Commission under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     The Company maintains five different equity compensation plans: 1996 Employee Stock Plan, 1997 Executive Officers Incentive Stock Plan, 1998 Employee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 2003 Employee Stock Plan pursuant to which it may grant equity awards to eligible persons from certain plans. The terms of the Company’s equity compensation plans are described more fully below.
     The following table gives information about these equity compensation plans as of December 31, 2008:

	(a)		(c)
	Number of		Number of securities
	securities to be	(b)	remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities
Plan category	and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	18,114,684	$21.7965	14,752,029	(1)(2)
Equity compensation plans not approved by security holders	7,743,321	$22.4308	886,000

Total	25,858,005		15,638,029
(1)	The 1996 Employee Stock Plan incorporated an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the 1996 Employee Stock Plan were increased by an amount equal to 1 1-5 % of the common shares outstanding on December 31 of the immediately preceding fiscal year. The 1996 Employee Stock Plan expired on January 17, 2006, and no additional shares were reserved for issuance during fiscal 2006.

(2)	The 2003 Employee Stock Plan provides, commencing on June 1, 2006 and thereafter for a period of four (4) years on each January 1, for an automatic increase in the number of shares reserved and available for issuance under the Plan by an amount equal to two percent (2%) of the Company’s outstanding common shares as of each June 1 or January 1 date.
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
1998 Employee Stock Plan
     The plan reserves for issuance up to 35,000,000 common shares of the Company pursuant to the exercise of options granted under the plan. The persons who shall be eligible to participate in the plan are employees and consultants of the Company. Options granted to employees may either be awards of shares, non-qualified stock options (each, an “NQSO”), incentive stock options (each, an “ISO”) or stock appreciation rights (each, an “SAR”). An optionee may reduce the option exercise price by paying the Company in cash, shares, options, or the equivalent, an amount equal to the difference between the exercise price and the reduced exercise price of the option. The committee shall establish performance goals for stock awards in writing not later than the date required for compliance under IRC Section 162(m) and the vesting of such shares shall be contingent upon the attainment of such performance goals. Stock awards shall vest over a period determined by the Committee, which period shall expire no later than January 18, 2006. The committee may grant ISOs of not less than 100% of the fair market value per common share on the date of grant; except that in the event the optionee owns on the date of grant, securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any subsidiary of the Company, the price per share shall not be less than 110% of the fair market value per common share on the date of the grant and such option shall expire five years from the date such option is granted. SARs may be granted in conjunction with all or part of any option granted under the plan, in which case the exercise of the SAR shall require the cancellation of a corresponding portion of the option and the exercise of the option will result in cancellation of a corresponding portion of the SAR. In the case of a NQSO, such rights may be granted either at or after the time of grant of such option. In the case of an ISO, such rights may be granted only at the time of grant of such option. A SAR may also be granted on a stand alone basis. The term of a SAR shall be established by the committee. The exercise price of a SAR shall in no event be less than 100% of the fair market value per common share on the date of grant. The committee shall have the authority to make provisions in its award and grant agreements to address vesting and other issues arising in connection with a change of control.
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
     The remainder of the information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders under the caption “Share Ownership of Management and Principal Shareholders” and is incorporated into this document by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated into this document by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2009 annual meeting of shareholders under the caption “Principal Accounting Fees and Services” and is incorporated into this document by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
     (1) Financial Statements
     (2) Financial Statement Schedules

Page No.
Schedule II — Valuation and Qualifying Accounts	111
All other supplemental schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(b) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (File No. 333-76198) filed with the Commission on May 10, 2002, as amended).

2.2	Amended and Restated Acquisition Agreement, dated as of March 18, 2002, by and between Nabors Industries, Inc. and Enserco Energy Service Company Inc. (incorporated by reference to Exhibit 2.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (File No. 333-85228)).

2.3	Form of Plan of Arrangement Under Section 192 of the Canada Business Corporations Act Involving and Affecting Enserco Energy Service Company Inc. and its Security holders (included in Schedule B to Exhibit 2.2).

2.4	Arrangement Agreement dated August 12, 2002 between Nabors Industries Ltd. and Ryan Energy Technologies Inc. (incorporated by reference to Exhibit 2.4 to Nabors Industries Ltd.’s Form 10-K for the year ended December 31, 2002 (File No. 000-49887)).

2.5	Asset Purchase Agreement dated July 20, 2007, by and among Nabors US Finance LLC, Nabors Well Services Co. (inclusive of its Sea Mar Division), Sea Mar Management LLC and Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 2.5 to Nabors Industries Ltd.’s Form 10-Q (File No. 001-32657) filed with the Commission on August 2, 2007).

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).

3.3	Amendment to Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of Special General Meeting and Proxy Statement (File No. 001-32657) filed February 24, 2006).

3.4	Form of Resolutions of the Board of Directors of Nabors Industries Ltd. authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

4.1	Indenture dated as of February 5, 2001 between Nabors Industries, Inc. and Bank One, N.A., as trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.11 to Nabors Industries, Inc.’s Form 10-K (File No. 1-9245) filed with the Commission on March 30, 2001).

4.2	First Supplemental Indenture, dated as of June 21, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.5 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 14, 2002).

4.3	Second Supplemental Indenture dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.), as Trustee, to the Indenture, dated as of February 5, 2001, as amended, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Current Report on Form 8-K (File No. 000-49887) filed with the Commission on October 27, 2004).

4.4	Indenture, dated August 22, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.’s Series A and Series B 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-4 (Registration No. 333-10049201) filed with the Commission on October 11, 2002).

4.5	Indenture, dated August 22, 2002, among Nabors Holdings 1, ULC, as issuer, Nabors Industries, Inc. and Nabors Industries Ltd., as guarantors, and Bank One, N.A., with respect to Nabors Holdings 1, ULC’s Series A and Series B 4.875% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Nabors Holdings 1, ULC’s Registration Statement on Form S-4 (Registration No. 333-10049301) filed with the Commission on October 11, 2002).

4.6	Form of Provisions Attaching to the Exchangeable Shares of Nabors Exchangeco (Canada) Inc. (incorporated by

Exhibit No.	Description

reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

4.7	Form of Support Agreement between Nabors Industries, Inc., 3064297 Nova Scotia Company and Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).

4.8	Form of Acknowledgement of Novation to Nabors Industries, Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust Company of Canada and 3064297 Nova Scotia Company executed by Nabors Industries Ltd. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

4.9	Indenture, dated as of June 10, 2003, between Nabors Industries, Inc., Nabors Industries Ltd. and Bank One, N.A. with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3 (File No. 333-107806-01) filed with the Commission on August 8, 2003).

4.10	Registration Rights Agreement, dated as of June 10, 2003, by and among Nabors Industries, Inc., Nabors Industries Ltd. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3 (File No. 333-107806-01) filed with the Commission on August 8, 2003).

4.11	First Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association, (as successor to Bank One, N.A.), as trustee to the Indenture, dated as of June 10, 2003, with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Current Report on Form 8-K (File No. 000-49887) filed with the Commission on October 27, 2004).

4.12	Indenture, dated as of December 13, 2004, by and among Nabors Industries, Inc., Nabors Industries Ltd., and J.P. Morgan Trust Company, National Association, with respect to Nabors Industries, Inc.’s Series B Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.12 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed with the Commission on March 7, 2005).

4.13	Purchase Agreement, dated May 18, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed with the Commission on May 24, 2006).

4.14	Indenture related to the Senior Exchangeable Notes, due 2011, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 0.94% Senior Exchangeable Note due 2011) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed with the Commission on May 24, 2006).

4.15	Registration Rights Agreement, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed with the Commission on May 24, 2006).

4.16	Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of 2006 Annual General Meeting of Shareholders and Proxy Statement (File No. 001-32657) filed May 4, 2006).

4.17	Purchase Agreement, dated February 14, 2008, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed February 22, 2008).

4.18	Indenture related to the Senior Notes due 2018, dated February 20, 2008, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 6.15% Senior Note due 2018) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed February 22, 2008).

4.19	Registration Rights Agreement, dated as of February 20, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed February 22, 2008).

4.20	Purchase Agreement, dated July 17, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed July 1, 2008).

4.21	Registration Rights Agreement, dated July 22, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed July 1, 2008).

Exhibit No.	Description

4.22	Purchase Agreement, dated January 7, 2009, among Nabors Industries, Inc., Nabors Industries Ltd., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Howard Weil Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Tudor, Pickering, Holt & Co. Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed January 14, 2009).

4.23	Indenture related to the Senior Notes due 2019, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 9.25% Senior Note due 2019) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed January 14, 2009).

4.24	Registration Rights Agreement, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Howard Weil Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Tudor, Pickering, Holt & Co. Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed January 14, 2009).

10.1 (+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.’s Registration Statement on Form S-8 (Registration No. 333-11313) filed September 3, 1996).

10.2 (+)	1994 Executive Stock Option Agreement effective December 28, 1994, between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.4 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 30, 1996).

10.3 (+)	1994 Executive Stock Option Agreement effective December 28, 1994, between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.5 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 30, 1996).

10.4 (+)	Employment Agreement effective October 1, 1996, between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.’s Form 10-Q (File No. 1-9245) filed May 16, 1997).

10.5 (+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of June 24, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 14, 2002).

10.6 (+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 14, 2002).

10.7 (+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of December 28, 2005 (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed December 28, 2005).

10.8 (+)	Fourth Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of March 10, 2006 (incorporated by reference to Exhibit 10.8 to Nabors Industries Ltd.,’s Form 10-K (File No. 000-49887) filed March 16, 2006).

10.9 (+)	Fifth Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on January 7, 2009).

10.10 (+)	Employment Agreement effective October 1, 1996, between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.’s Form 10-Q (File No. 1-9245) filed May 16, 1997).

10.11 (+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 24, 2002 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 14, 2002).

10.12 (+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of July 17, 2002 (incorporated by reference to Exhibit 10.3 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).

10.13 (+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of December 28, 2005 (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed December 28, 2005).

10.14 (+)	Fourth Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd. Form

Exhibit No.	Description

8-K (File No. 001-32657) filed with the Commission on January 7, 2009).

10.15 (+)	Waiver dated as of September 27, 2002, pursuant to Section 9.[c] and Schedule 9.[c] of the Amended Employment Agreement among Nabors Industries, Inc., Nabors Industries Ltd., and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed November 14, 2002).

10.16 (+)	Nabors Industries, Inc. 1996 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.17 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 29, 1997).

10.17 (+)	Nabors Industries, Inc. 1996 Executive Officers Stock Plan (incorporated by reference to Exhibit 10.18 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 29, 1997).

10.18 (+)	Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 29, 1997).

10.19 (+)	Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 29, 1997).

10.20 (+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed March 31, 1999).

10.21 (+)	Nabors Industries, Inc. 1998 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed March 31, 1999).

10.22 (+)	Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed March 31, 1999).

10.23 (+)	Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-09245) filed March 19, 2002).

10.24 (+)	1999 Pool Employee/Director Option Exchange Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K (File No. 1-09245) filed March 19, 2002).

10.25	Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 31, 2003).

10.26 (+)	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed May 12, 2003).

10.27 (+)	2003 Employee Stock Option Plan (incorporated by reference to Annex D of Nabors Industries Ltd.’s Notice of 2003 Annual General Meeting of Shareholders and Proxy Statement (File No. 000-49887) filed May 8, 2003).

10.28	Purchase and Sale Agreement (Red River) by and among El Paso Production Company and El Paso Production GOM Inc., jointly and severally as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.23 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 15, 2004).

10.29	Purchase and Sale Agreement (USA) between El Paso Production Oil & Gas USA, L.P., as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.24 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 15, 2004).

10.30	Exploration Participation Agreement (South Texas) by and between El Paso Production Oil & Gas Company and El Paso Production Oil & Gas USA, L.P., jointly and severally and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.25 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 15, 2004).

10.31	Exploration Participation Agreement (Catapult) by and between El Paso Production Company, and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.26 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 15, 2004).

10.32 (+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed March 2, 2005).

10.33 (+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed March 2, 2005).

10.34 (+)	Form of Stock Option Agreement—Isenberg/Petrello (incorporated by reference to Exhibit 10.03 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed March 2, 2005).

10.35 (+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed March 2, 2005).

10.36	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s

Exhibit No.	Description

Form 10-Q (File No. 000-49887) filed August 3, 2005).

10.37	Form of Notice of Resignation-Bruce P. Koch, Vice President and Chief Financial Officer (incorporated by reference to Item 5.01 Nabors Industries, Ltd., Form 8-K (File No. 000-49887) filed October 27, 2008).

10.38	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of Nabors Industries Ltd.’s Revised Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the Commission on May 4, 2006) (incorporated by reference to Exhibit 99.1 to Nabors Industries Ltd.’s Form S-8 filed November 12, 2008.

12	Computation of Ratios. *

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 15, 2004).

18	Preference Letter of Independent Accountants Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed November 2, 2005).

21	Significant Subsidiaries of Nabors Industries Ltd. *

23	Consent of Independent Registered Public Accounting Firm. *

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. *

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. *

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and Bruce P. Koch, Vice President and Chief Financial Officer of Nabors Industries Ltd. (furnished herewith).

*	Filed herewith.

(+)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.
By:	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and Chief Executive Officer

By:	/s/ Bruce P. Koch
Bruce P. Koch
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene M. Isenberg	Chairman and Chief Executive Officer	February 27, 2009
Eugene M. Isenberg

/s/ James L. Payne	Director	February 27, 2009
James L. Payne

/s/ Anthony G. Petrello	Deputy Chairman, President and	February 27, 2009
Anthony G. Petrello	Chief Operating Officer

/s/ Hans Schmidt	Director	February 27, 2009
Hans Schmidt

/s/ Myron M. Sheinfeld	Director	February 27, 2009
Myron M. Sheinfeld

/s/ Martin J. Whitman Martin J. Whitman	Director	February 27, 2009

/s/ William T. Comfort William T. Comfort	Director	February 27, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
(In thousands)	of Period	Expenses	Accounts	Deductions		Period
2008
Allowance for doubtful accounts	$16,713	$6,715	$1,241	$(1,445)		$23,224
Inventory reserve	2,309	4,573	—	(2,399)		4,483
Valuation allowance on deferred tax assets	29,658	102,604	—	—		132,262
2007
Allowance for doubtful accounts	$14,850	$2,824	$88	$(1,049	) (1)	$16,713
Inventory reserve	1,145	1,164	—	—		2,309
Valuation allowance on deferred tax assets	22,140	8,144	(626)	—		29,658
2006
Allowance for doubtful accounts	$11,364	$3,354	$652	$(520	) (1)	$14,850
Inventory reserve	1,808	534	—	(1,197	) (2)	1,145
Valuation allowance on deferred tax assets	17,566	4,574	—	—		22,140

(1)	Uncollected receivables written-off, net of recoveries.

(2)	Inventory written-off.