Form 10-K/A
period 2008-12-31
NABORS INDUSTRIES LTD
filed 2009-03-31
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32657
NABORS INDUSTRIES LTD.
(Exact name of registrant as specified in its charter)

Bermuda	980363970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Mintflower Place 8 Par-La-Ville Road Hamilton, HM08 Bermuda (Address of principal executive offices)	N/A (Zip Code)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

NABORS INDUSTRIES LTD.
Form 10-K/A
For the Fiscal Year Ended December 31, 2008
Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 2, 2009 (the “Original Filing”). We are filing this amendment to present separate audited financial statements for NFR Energy LLC, a non-consolidated subsidiary that we determined are required pursuant to Regulation S-X, Rule 3-09, “Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons.” The audited financial statements of NFR Energy LLC were not available for inclusion with our Original Filing but are required to be filed as an amendment within 90 days after the end of our fiscal year.

Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred on a date subsequent to the date of the Original Filing.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

Page No.

Consolidated Balance Sheets as of December 31, 2008 and 2007	*
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	*
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	*

(2) Financial Statement Schedules

Page No.

Schedule II — Valuation and Qualifying Accounts	*
Schedule III — Financial Statements and Notes for NFR Energy LLC	8
EX-23.2
EX-31.1
EX-31.2
EX-32.

All other supplemental schedules are omitted because of the absence of the conditions under which they are required or the required information is included in the financial statements or the related notes.

*	Previously filed.

(b)	Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (File No. 333-76198) filed with the Commission on May 10, 2002, as amended).
2.2	Amended and Restated Acquisition Agreement, dated as of March 18, 2002, by and between Nabors Industries, Inc. and Enserco Energy Service Company Inc. (incorporated by reference to Exhibit 2.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (File No. 333-85228)).
2.3	Form of Plan of Arrangement Under Section 192 of the Canada Business Corporations Act Involving and Affecting Enserco Energy Service Company Inc. and its Security holders (included in Schedule B to Exhibit 2.2).
2.4	Arrangement Agreement dated August 12, 2002 between Nabors Industries Ltd. and Ryan Energy Technologies Inc. (incorporated by reference to Exhibit 2.4 to Nabors Industries Ltd.’s Form 10-K for the year ended December 31, 2002 (File No. 000-49887)).
2.5	Asset Purchase Agreement dated July 20, 2007, by and among Nabors US Finance LLC, Nabors Well Services Co. (inclusive of its Sea Mar Division), Sea Mar Management LLC and Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 2.5 to Nabors Industries Ltd.’s Form 10-Q (File No. 001-32657) filed with the Commission on August 2, 2007).
3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).
3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).
3.3	Amendment to Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of Special General Meeting and Proxy Statement (File No. 001-32657) filed February 24, 2006).

Exhibit
No.	Description

3.4	Form of Resolutions of the Board of Directors of Nabors Industries Ltd. authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).
4.1	Indenture dated as of February 5, 2001 between Nabors Industries, Inc. and Bank One, N.A., as trustee, in connection with $1,382,200,000 principal amount at maturity of Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.11 to Nabors Industries, Inc.’s Form 10-K (File No. 1-9245) filed with the Commission on March 30, 2001).
4.2	First Supplemental Indenture, dated as of June 21, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd. as guarantor, and Bank One, N.A. as trustee, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.5 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 14, 2002).
4.3	Second Supplemental Indenture dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association (as successor to Bank One, N.A.), as Trustee, to the Indenture, dated as of February 5, 2001, as amended, with respect to Nabors Industries, Inc.’s Zero Coupon Convertible Senior Debentures due 2021 (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Current Report on Form 8-K (File No. 000-49887) filed with the Commission on October 27, 2004).
4.4	Indenture, dated August 22, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.’s Series A and Series B 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-4 (Registration No. 333-10049201) filed with the Commission on October 11, 2002).
4.5	Indenture, dated August 22, 2002, among Nabors Holdings 1, ULC, as issuer, Nabors Industries, Inc. and Nabors Industries Ltd., as guarantors, and Bank One, N.A., with respect to Nabors Holdings 1, ULC’s Series A and Series B 4.875% Senior Notes due 2009 (incorporated by reference to Exhibit 4.1 to Nabors Holdings 1, ULC’s Registration Statement on Form S-4 (Registration No. 333-10049301) filed with the Commission on October 11, 2002).
4.6	Form of Provisions Attaching to the Exchangeable Shares of Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).
4.7	Form of Support Agreement between Nabors Industries, Inc., 3064297 Nova Scotia Company and Nabors Exchangeco (Canada) Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries, Inc.’s Registration Statement on Form S-3 (Registration No. 333-85228) filed with the Commission on March 29, 2002, as amended).
4.8	Form of Acknowledgement of Novation to Nabors Industries, Inc., Nabors Exchangeco (Canada) Inc., Computershare Trust Company of Canada and 3064297 Nova Scotia Company executed by Nabors Industries Ltd. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).
4.9	Indenture, dated as of June 10, 2003, between Nabors Industries, Inc., Nabors Industries Ltd. and Bank One, N.A. with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3 (File No. 333-107806-01) filed with the Commission on August 8, 2003).
4.10	Registration Rights Agreement, dated as of June 10, 2003, by and among Nabors Industries, Inc., Nabors Industries Ltd. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.2 to Nabors Industries Inc.’s and Nabors Industries Ltd.’s Registration Statement on Form S-3 (File No. 333-107806-01) filed with the Commission on August 8, 2003).

Exhibit
No.	Description

4.11	First Supplemental Indenture, dated as of October 25, 2004, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and J.P. Morgan Trust Company, National Association, (as successor to Bank One, N.A.), as trustee to the Indenture, dated as of June 10, 2003, with respect to Nabors Industries, Inc.’s Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Current Report on Form 8-K (File No. 000-49887) filed with the Commission on October 27, 2004).
4.12	Indenture, dated as of December 13, 2004, by and among Nabors Industries, Inc., Nabors Industries Ltd., and J.P. Morgan Trust Company, National Association, with respect to Nabors Industries, Inc.’s Series B Zero Coupon Senior Exchangeable Notes due 2023 (incorporated by reference to Exhibit 4.12 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed with the Commission on March 7, 2005).
4.13	Purchase Agreement, dated May 18, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed with the Commission on May 24, 2006).
4.14	Indenture related to the Senior Exchangeable Notes, due 2011, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 0.94% Senior Exchangeable Note due 2011) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed with the Commission on May 24, 2006).
4.15	Registration Rights Agreement, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed with the Commission on May 24, 2006).
4.16	Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of 2006 Annual General Meeting of Shareholders and Proxy Statement (File No. 001-32657) filed May 4, 2006).
4.17	Purchase Agreement, dated February 14, 2008, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed February 22, 2008).
4.18	Indenture related to the Senior Notes due 2018, dated February 20, 2008, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 6.15% Senior Note due 2018) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed February 22, 2008).
4.19	Registration Rights Agreement, dated as of February 20, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed February 22, 2008).
4.20	Purchase Agreement, dated July 17, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed July 1, 2008).
4.21	Registration Rights Agreement, dated July 22, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 000-49887) filed July 1, 2008).
4.22	Purchase Agreement, dated January 7, 2009, among Nabors Industries, Inc., Nabors Industries Ltd., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Howard Weil Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Tudor, Pickering, Holt & Co. Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed January 14, 2009).

Exhibit
No.		Description

4.23		Indenture related to the Senior Notes due 2019, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee (including form of 9.25% Senior Note due 2019) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed January 14, 2009).
4.24		Registration Rights Agreement, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Howard Weil Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Tudor, Pickering, Holt & Co. Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed January 14, 2009).
10	.1(+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.’s Registration Statement on Form S-8 (Registration No. 333-11313) filed September 3, 1996).
10	.2(+)	1994 Executive Stock Option Agreement effective December 28, 1994, between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.4 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 30, 1996).
10	.3(+)	1994 Executive Stock Option Agreement effective December 28, 1994, between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.5 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 30, 1996).
10	.4(+)	Employment Agreement effective October 1, 1996, between Nabors Industries, Inc. and Eugene M. Isenberg (incorporated by reference to Exhibit 10.7 to Nabors Industries Inc.’s Form 10-Q (File No. 1-9245) filed May 16, 1997).
10	.5(+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of June 24, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 14, 2002).
10	.6(+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of July 17, 2002 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 14, 2002).
10	.7(+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of December 28, 2005 (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed December 28, 2005).
10	.8(+)	Fourth Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of March 10, 2006 (incorporated by reference to Exhibit 10.8 to Nabors Industries Ltd.,’s Form 10-K (File No. 000-49887) filed March 16, 2006).
10	.9(+)	Fifth Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg dated as of December 31, 2008 (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on January 7, 2009).
10	.10(+)	Employment Agreement effective October 1, 1996, between Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to Nabors Industries Inc.’s Form 10-Q (File No. 1-9245) filed May 16, 1997).
10	.11(+)	First Amendment to Amended and Restated Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of June 24, 2002 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 14, 2002).
10	.12(+)	Second Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of July 17, 2002 (incorporated by reference to Exhibit 10.3 to Nabors Industries Ltd.’s Form 10-Q, File No. 000-49887, filed August 14, 2002).
10	.13(+)	Third Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of December 28, 2005 (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed December 28, 2005).

Exhibit
No.		Description

10	.14(+)	Fourth Amendment to Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello dated as of December 31, 2008 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on January 7, 2009).
10	.15(+)	Waiver dated as of September 27, 2002, pursuant to Section 9.[c] and Schedule 9.[c] of the Amended Employment Agreement among Nabors Industries, Inc., Nabors Industries Ltd., and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed November 14, 2002).
10	.16(+)	Nabors Industries, Inc. 1996 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.17 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 29, 1997).
10	.17(+)	Nabors Industries, Inc. 1996 Executive Officers Stock Plan (incorporated by reference to Exhibit 10.18 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 29, 1997).
10	.18(+)	Nabors Industries, Inc. 1996 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.9 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 29, 1997).
10	.19(+)	Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed December 29, 1997).
10	.20(+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed March 31, 1999).
10	.21(+)	Nabors Industries, Inc. 1998 Chairman’s Executive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed March 31, 1999).
10	.22(+)	Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed March 31, 1999).
10	.23(+)	Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-09245) filed March 19, 2002).
10	.24(+)	1999 Pool Employee/Director Option Exchange Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K (File No. 1-09245) filed March 19, 2002).
10.25		Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 31, 2003).
10	.26(+)	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed May 12, 2003).
10	.27(+)	2003 Employee Stock Option Plan (incorporated by reference to Annex D of Nabors Industries Ltd.’s Notice of 2003 Annual General Meeting of Shareholders and Proxy Statement (File No. 000-49887) filed May 8, 2003).
10.28		Purchase and Sale Agreement (Red River) by and among El Paso Production Company and El Paso Production GOM Inc., jointly and severally as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.23 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 15, 2004).
10.29		Purchase and Sale Agreement (USA) between El Paso Production Oil & Gas USA, L.P., as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.24 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 15, 2004).
10.30		Exploration Participation Agreement (South Texas) by and between El Paso Production Oil & Gas Company and El Paso Production Oil & Gas USA, L.P., jointly and severally and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.25 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 15, 2004).

Exhibit
No.		Description

10.31		Exploration Participation Agreement (Catapult) by and between El Paso Production Company, and Ramshorn Investments, Inc., dated November 6, 2003 (incorporated by reference to Exhibit 10.26 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 15, 2004).
10	.32(+)	Form of Restricted Stock Award--Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed March 2, 2005).
10	.33(+)	Form of Restricted Stock Award--Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed March 2, 2005).
10	.34(+)	Form of Stock Option Agreement--Isenberg/Petrello (incorporated by reference to Exhibit 10.03 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed March 2, 2005).
10	.35(+)	Form of Stock Option Agreement--Others (incorporated by reference to Exhibit 10.04 to Nabors Industries Ltd.’s Form 8-K (File No. 000-49887) filed March 2, 2005).
10.36		First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed August 3, 2005).
10.37		Form of Notice of Resignation-Bruce P. Koch, Vice President and Chief Financial Officer (incorporated by reference to Item 5.01 Nabors Industries, Ltd., Form 8-K (File No. 000-49887) filed October 27, 2008).
10.38		Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of Nabors Industries Ltd.’s Revised Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the Commission on May 4, 2006) (incorporated by reference to Exhibit 99.1 to Nabors Industries Ltd.’s Form S-8 filed November 12, 2008.
12*		Computation of Ratios.
14		Code of Business Conduct (incorporated by reference to Exhibit 14 to Nabors Industries Ltd.’s Form 10-K (File No. 000-49887) filed March 15, 2004).
18		Preference Letter of Independent Accountants Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed November 2, 2005).
21*		Significant Subsidiaries of Nabors Industries Ltd.
23.1*		Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP — Houston.
23.2**		Consent of Independent Registered Public Accounting Firm — Ernst & Young LLC — Houston.
31.1**		Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd.
31.2**		Rule 13a-14(a)/15d-14(a) Certification, executed by R. Clark Wood, Controller of Nabors Industries, Inc. and Principal accounting and financial officer of Nabors Industries, Inc. and Nabors Industries Ltd.
32.1**		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and R. Clark Wood, Controller of Nabors Industries, Inc. and Principal accounting and financial officer of Nabors Industries, Inc. and Nabors Industries Ltd. (furnished herewith).

*	Filed with the Company’s original Annual Report on Form 10-K on March 2, 2009.

**	Filed herewith.

(+)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and
Chief Executive Officer

Date: March 31, 2009

Schedule III —	Financial Statements and Notes for NFR Energy LLC

NFR Energy LLC

Consolidated Financial Statements
For the Year Ended December 31, 2008 and for the Period From July 27, 2006 (Inception)
Through December 31, 2007

Report of Independent Auditors

The Members of NFR Energy LLC

We have audited the accompanying consolidated balance sheets of NFR Energy LLC as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year ended December 31, 2008 and for the period from July 27, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NFR Energy LLC at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008 and for the period from July 27, 2006 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
March 27, 2009

NFR Energy LLC

Consolidated Balance Sheets

		For the Period
		From
		July 27, 2006
		(Inception)
		Through
	December 31,	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$4,123	$38,820
Accounts receivable	21,689	1,883
Derivative instruments	27,587	4,332
Prepaid expenses and other	65,900	530

Total current assets	119,299	45,565
Property and equipment:
Oil and natural gas properties (full cost method):
Proved	796,916	392,468
Unproved	233,924	163,920
Gas processing equipment	39,584	1,455
Office furniture and fixtures	4,399	938

	1,074,823	558,781
Accumulated depreciation, depletion and amortization	(451,469)	(1,328)

Total property and equipment, net	623,354	557,453
Derivative instruments	18,322	7,156
Deferred financing costs	1,115	969

Total other assets	19,437	8,125

Total assets	$762,090	$611,143

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable — trade	$29,269	$497
Accounts payable — related parties	4,833	—
Royalties payable	5,397	416
Accrued exploration and development	24,189	3,089
Accrued operating expenses and other	11,338	2,224

Total current liabilities	75,026	6,226
Long-term liabilities:
Revolving credit facility	188,500	120,000
Derivative instruments	—	946
Asset retirement obligation	6,665	1,585
Other long-term obligations	919	510

Total long-term liabilities	196,084	123,041
Minority interest	2,734	—
Commitments and contingencies
Members’ capital:
Members’ capital	854,769	486,752
Amounts receivable from members	(272)	—
Retained deficit	(407,170)	(4,876)
Accumulated other comprehensive income	40,919	—

Total members’ capital	488,246	481,876

Total liabilities and members’ capital	$762,090	$611,143

See accompanying notes.

NFR Energy LLC

Consolidated Statement of Operations

		For the Period From
	For the Year	July 27, 2006
	Ended	(Inception) Through
	December 31,	December 31,
	2008	2007
	(In thousands)

Revenue:
Oil and gas sales	$96,015	$2,088
Realized loss on derivative contracts	(2,266)	(222)
Other revenue	592	—

Total revenue	94,341	1,866
Operating expenses:
Lease operating expense	16,644	389
Production and property taxes	5,978	151
Workover expense	843	—
Depreciation, depletion and amortization	34,299	1,328
General and administrative expense	14,501	4,246
Impairment	415,843	—
Accretion expense	215	10

Total operating expenses	488,323	6,124
Unrealized loss on derivative contracts	(1,355)	(812)
Interest expense	(7,115)	—
Other income, net	349	194

Total other expenses	(8,121)	(618)
Minority interest	(191)	—

Net loss	$(402,294)	$(4,876)

See accompanying notes.

NFR Energy LLC

Consolidated Statement of Changes in Members’ Capital
For the Year Ended December 31, 2008 and for the Period From July 27, 2006 (Inception) Through
December 31, 2007

				Amounts		Accumulated
				Receivable		Other
	Comprehensive		Members’	From	Retained	Comprehensive
	Loss	Units	Capital	Members	Deficit	Income	Total
	(In thousands)
Balance, July 27, 2006 (inception)		—	$—	$—	$—	$—	$—
Capital contributions		487	486,752	—	—	—	486,752
Net loss		—	—	—	(4,876)	—	(4,876)

Balance, December 31, 2007		487	486,752	—	(4,876)	—	481,876
Capital contributions		368	368,017	—	—	—	368,017
Amounts receivable from members		—	—	(272)	—	—	(272)
Comprehensive loss:
Net loss	$(402,294)	—	—	—	(402,294)	—	(402,294)
Unrealized gain on derivative contracts	40,919	—	—	—	—	40,919	40,919

Comprehensive loss	$(361,375)

Balance, December 31, 2008		855	$854,769	$(272)	$(407,170)	$40,919	$488,246

See accompanying notes.

NFR Energy LLC

Consolidated Statement of Cash Flows

		For the Period From
		July 27, 2006
		(Inception)
	For the Year	Through
	Ended December 31,	December 31,
	2008	2007
	(In thousands)

Cash flows from operating activities
Net loss	$(402,294)	$(4,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	34,299	1,328
Impairment	415,843	—
Accretion expense	215	10
Amortization of deferred financing costs	346	—
Unrealized loss on derivative instruments	1,355	812
Option premium paid for derivative instruments	—	(11,821)
Minority interest	191	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(19,806)	(1,883)
Amortization of option premium	4,197	468
Increase in other assets	(65,369)	(519)
Increase in accounts payable and accrued liabilities	48,340	2,226

Net cash provided by (used in) operating activities	17,317	(14,255)
Cash flows from investing activities
Oil and gas property additions	(448,473)	(546,043)
Gas processing equipment additions	(35,586)	(1,455)
Other asset additions	(3,021)	(494)

Net cash used in investing activities	(487,080)	(547,992)
Cash flows from financing activities
Borrowings under revolving credit facility	269,250	120,000
Debt repayments	(200,750)	—
Deferred financing costs	(1,179)	—
Capital contributions	367,745	481,067

Net cash provided by financing activities	435,066	601,067

Net (decrease) increase in cash and cash equivalents	(34,697)	38,820
Cash and cash equivalents, beginning of period	38,820	—

Cash and cash equivalents, end of period	$4,123	$38,820

See accompanying notes.

NFR Energy LLC

Notes to Consolidated Financial Statements
December 31, 2008

1.	Organization

NFR Energy LLC (NFR or the Company) was established as a Delaware limited liability company in July 2006. Ramshorn Investments, Inc. (Ramshorn), a wholly owned subsidiary of Nabors Industries Ltd. (Nabors), and First Reserve Corporation (First Reserve) have formed NFR as a joint venture to invest in oil and gas exploration opportunities. Ramshorn and First Reserve each committed $500 million in equity. Nabors is one of the largest land drilling contractors in the world, conducting drilling operations and providing well and other services in the U.S. and internationally. First Reserve was founded in 1983 and is the oldest and largest private equity firm specializing in the energy industry. Additional commitments were made by certain members of NFR management and the Company’s board of representatives.

The Company is pursuing development and exploration projects in a variety of forms including operated and nonoperated working interests, joint ventures, farm-outs, and acquisitions onshore in the United States and its territories, including conventional and unconventional resources. NFR is a holding company that conducts its operations through, and its operating assets are owned by its subsidiaries.

2.	Significant Accounting Policies

Basis of Presentation

The Company presents its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying consolidated financial statements include NFR and its subsidiaries. All significant intercompany transactions have been eliminated.

Certain reclassifications have been made to prior periods to conform with the current presentation.

Cash and Cash Equivalents

All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Concentration of Credit Risk

The Company’s receivables are comprised of oil and gas revenue receivables. The amounts are due from a limited number of entities; therefore, the collectability is dependent upon the general economic conditions of a few purchasers. The receivables are not collateralized. However, to date the Company has not had any bad debts.

Significant Customers

During the year ended December 31, 2008, purchases by three companies exceeded 10% of the total oil and gas revenues of the Company. Purchases by Enbridge Pipeline (East Texas) LP accounted for approximately 33% of total revenues, purchases by Riverbend Gas Gathering Company, LLC, accounted for approximately 11% of total revenues, and purchases by Woodlawn Pipeline Company, Inc., accounted for approximately 10% of total revenues. During the period from July 27, 2006 (inception) through December 31, 2007, purchases by two companies exceeded 10% of the total oil and gas revenues of the Company. Purchases by Riverbend Gas Gathering Company, LLC, accounted for approximately 51% of total revenues, and purchases by Woodlawn Pipeline Company, Inc., accounted for approximately 12% of total revenues. The Company believes that the loss of any of the purchasers above would not result in a material adverse effect on its ability to market future oil and gas production.

NFR Energy LLC

Notes to Consolidated Financial Statements — (Continued)

Inventory

Inventory, which is included in prepaid expenses and other, consists principally of tubular goods, spare parts, and equipment, is stated at the lower of weighted-average cost or market.

Oil and Gas Properties and Equipment

The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration, and development costs incurred for the purpose of finding oil and gas reserves, including salaries, benefits, and other internal costs directly attributable to these activities. The Company capitalized $1.5 million and $0.2 million of internal costs in 2008 and 2007, respectively. Costs associated with production and general corporate activities, however, are expensed in the period incurred. The Company also includes the present value of its dismantlement, restoration, and abandonment costs within the capitalized oil and gas property balance (see “Asset Retirement Obligation” below). Unless a significant portion of the Company’s proved reserve quantities is sold (greater than 25%), proceeds from the sale of oil and gas properties are accounted for as a reduction to capitalized costs, and gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed at least annually for impairment, and if impaired are reclassified to proved property and included in the ceiling test and depletion calculations.

Under the full cost method of accounting, a ceiling test is performed at least annually. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the book value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, and amortization (DD&A), may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using prices in effect at the end of the period held flat for the life of production, discounted at 10%, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated DD&A.

The Company recorded a $415.8 million noncash write-down of the carrying value of the Company’s proved oil and gas properties as of December 31, 2008, as a result of the ceiling test limitations, which is reflected as impairment in the accompanying statement of consolidated operations.

Gathering facilities, certain other property and equipment, and furniture and fixtures are depreciated using the straight-line method based on the estimated useful lives of the respective assets, generally ranging from 3 to 30 years. Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Repairs and maintenance costs are expensed in the period incurred.

Capitalized Interest

The Company capitalizes interest costs to oil and gas properties on expenditures made in connection with exploration and development projects that are not subject to current depletion. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use.

NFR Energy LLC

Notes to Consolidated Financial Statements — (Continued)

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to achieve a more predictable cash flow from its oil and gas production by reducing its exposure to price fluctuations. Such derivative contracts, which are generally placed with major financial institutions that the Company believes are minimal credit risks, may take the form of forward contracts, futures contracts, swaps or options. The oil and gas reference prices, upon which the commodity derivative contracts are based, reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and gas production.

The Company accounts for these activities pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). This statement establishes accounting and reporting standards requiring that derivative instruments other than those that meet the normal purchases and sales exception, be recorded on the balance sheet as either an asset or liability measured at fair value (which is generally based on information obtained from independent parties). SFAS 133 also requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Hedge accounting treatment allows unrealized gains and losses on cash flow hedges to be deferred in other comprehensive income. Realized gains and losses from the Company’s oil and gas cash flow hedges are generally recognized in oil and gas production revenues when the forecasted transaction occurs. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current-period earnings as unrealized loss on derivative contracts in the consolidated statement of operations. If at any time the likelihood of occurrence of a hedged forecasted transaction ceases to be “probable,” hedge accounting under SFAS 133 will cease on a prospective basis and all future changes in the fair value of the derivative will be recognized directly in earnings. Amounts recorded in other comprehensive income prior to the change in the likelihood of occurrence of the forecasted transaction will remain in other comprehensive income until such time as the forecasted transaction impacts earnings. If it becomes probable that the original forecasted production will not occur, then the derivative gain or loss would be reclassified from accumulated other comprehensive income into earnings immediately. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time, and any ineffectiveness is immediately reported as realized loss on derivative contracts in the consolidated statement of operations.

Deferred Financing Costs

Deferred financing costs of approximately $1 million include the costs associated with execution of the Credit Agreement with BNP Paribas on November 30, 2007, and its amendments during 2007 and 2008 (see Note 4). Deferred financing costs are being amortized over the life of the notes.

Financial Instruments

The Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Since considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments.

Asset Retirement Obligation

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the

NFR Energy LLC

Notes to Consolidated Financial Statements — (Continued)

consolidated balance sheet. The Company depletes the amount added to proved oil and gas property costs. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. NFR’s asset retirement obligation consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties and gathering assets. The information below reconciles the value of the asset retirement obligation (in thousands):

	2008	2007

Balance beginning of period	$1,585	$—
Liabilities incurred	4,876	1,575
Liabilities settled	(11)	—
Accretion expense	215	10

Balance end of period	$6,665	$1,585

Revenue Recognition

The Company records revenues from the sales of natural gas and crude oil when the production is produced and sold. The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. The Company also reduces revenue for other owners’ gas sold by the Company that cannot be volumetrically balanced in the future due to insufficient remaining reserves. The Company’s remaining over- and under-produced gas balancing positions are considered in the Company’s proved oil and gas reserves. The Company did not have any gas imbalances at December 31, 2008 and 2007.

Use of Estimates

The preparation of the financial statements for the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities that are the basis for the calculation of depreciation, depletion, and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the members. As such, no recognition of federal or state income taxes for the Company or its subsidiaries that are organized as limited liability companies have been provided for in the accompanying consolidated financial statements.

In accordance with the operating agreement of NFR, to the extent possible without impairing the Company’s ability to continue to conduct its business and activities, and in order to permit its members to pay taxes on their allocable share of the taxable income of the Company, NFR shall make quarterly distributions to the members in the amount equal to the estimated tax liability of each member computed as if each member paid income tax at the highest marginal federal and state rate applicable to an individual resident of New York,

NFR Energy LLC

Notes to Consolidated Financial Statements — (Continued)

New York, in the event that taxable income is generated for the members. There was no taxable income and therefore no distributions in 2008 and 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 141, Business Combinations (SFAS 141(R)). The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any noncontrolling interests acquired. NFR has adopted SFAS 141 (R) as of January 1, 2009.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, sometimes called a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, the amounts of consolidated net income attributable to both the parent and the noncontrolling interest must be reported separately on the face of the income statement. NFR adopted SFAS 160 as of January 1, 2009. Adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 as of January 1, 2009. Adoption of this standard did not have an effect on the consolidated financial position or results of operations.

3.	Property Acquisitions

In August 2008, NFR entered into an agreement to acquire interest in certain producing properties and undeveloped acreage in the Bear Paw Basin, located in northern and central Montana for a cash purchase price of approximately $221 million as adjusted in accordance with the purchase and sale agreement. The acquisition closed on October 3, 2008, and included membership interests in each of Lodge Creek Pipelines, LLC, Willow Creek Gathering, LLC, and Redrock Drilling, LLC, which collectively provide compression, transportation, gathering, and drilling services to properties in Bear Paw Basin acquired by NFR.

On July 31, 2008, NFR entered into an agreement and closed the acquisition to acquire interest in certain producing properties and oil, gas, and mineral leases and other mineral rights in East Texas for a cash purchase price of approximately $34 million.

On April 3, 2008, NFR entered into a carry and earning agreement (Carry agreement) covering approximately 47,000 gross acres of oil, gas, and mineral leases in East Texas. In accordance with the Carry agreement, NFR is committed to drill a certain number of wells between April 1, 2008 and December 31, 2012. The Company will pay disproportionate share of drilling costs in exchange for earning an interest in the respective acreage.

In connection with the Carry agreement, NFR executed a $72 million performance bond. The bond will be reduced by a certain amount upon the completion of each well under the agreement.

NFR Energy LLC

Notes to Consolidated Financial Statements — (Continued)

In November 2007, NFR entered into an agreement to acquire interest in certain producing properties and undeveloped acreage in East Texas for a cash purchase price of approximately $410 million as adjusted in accordance with the purchase and sale agreement. The acquisition closed on December 31, 2007.

In October 2007, NFR entered into an agreement to acquire interest in certain producing properties and undeveloped acreage in East Texas for a cash purchase price of approximately $100 million as adjusted in accordance with the purchase and sale agreement. The acquisition closed on November 20, 2007.

On October 1, 2007, the Company signed a lease purchase and exploration agreement to obtain an undivided 60% working interest in certain acreage located in East Texas in exchange for total consideration of approximately $2.1 million in cash and disproportionate share of drilling costs up to $2.1 million. NFR fulfilled its $2.1 million obligation during 2008.

On August 24, 2007, Ramshorn assigned all of its rights, duties, obligations, and liabilities under its agreement with Behm Energy, Inc. (Behm), to NFR Williston Basin, LLC, a subsidiary of NFR. The total consideration of $11.4 million paid by the Company consisted of $5.7 million of cash and $5.7 million treated as Ramshorn’s capital contribution to NFR. The acquisition included a 50% working interest in oil and gas leases covering approximately 80,000 acres (40,000 net acres to NFR) and seismic data for the same area. In 2008, NFR agreed to sell its operatorship to Hess Corporation for approximately $10 million, which reduced the Company’s basis in the assets. As a result of this transaction, NFR’s interest in the assets has not changed. Additionally, during 2008 NFR drilled an exploratory well for approximately $1.7 million, which was declared a dry hole and as such included in proved properties as of December 31, 2008.

On July 25, 2007, NFR entered into an agreement to participate in drilling of 30 wells in the Uinta Basin of Utah (Program Wells). NFR paid $19 million at signing of the agreement representing its share of Program Wells costs already incurred and committed to spending approximately $24 million for its share of remaining Program Wells costs.

Additionally, during 2008 NFR signed a number of agreements and leases to acquire acreage in the same areas as acquisitions listed above for the total amount of $38.4 million.

Acquired properties are recorded at their fair value. In determining the fair value of the proved and unproved properties, the Company prepares estimates of oil and gas reserves. The Company estimates future prices to apply to the estimated reserve quantities acquired and the estimated future operating and development costs to arrive at the estimates of future net revenues. For the fair value assigned to proved reserves, the future net revenues are discounted using a market-based weighted-average cost of capital rate determined appropriate at the time of the acquisition. To compensate for inherent risks of estimating and valuing unproved reserves, probable and possible reserves are reduced by additional risk-weighting factors.

Certain data necessary to complete the final purchase price allocation is not yet available and includes, but is not limited to, final working capital adjustments, valuation of certain proved and unproved oil and gas properties, and identification and valuation of certain other tangible and intangible assets. The Company expects to complete the valuation of assets and liabilities for the purpose of allocation of the total purchase price amount to assets acquired and liabilities assumed during the 12-month period following the acquisition date, which is not expected to have a material impact.

The results of each of the acquisitions are included in the accompanying consolidated statement of operations since the respective date of purchase.

Total costs incurred in property acquisitions during the year were approximately $254.8 million (excluding related asset retirement costs), of which approximately $42.8 million related to unproved properties. The Company incurred approximately $211.9 million in development costs included in proved properties and approximately $1.7 million in unsuccessful exploration costs reclassified to proved properties at December 31, 2008.

NFR Energy LLC

Notes to Consolidated Financial Statements — (Continued)

The unproved costs associated with the Company’s drilling projects will be transferred to proved properties as the wells are drilled or impaired.

4.	Long-Term Debt

On November 30, 2007, the Company entered into a credit agreement with a group of banks (the Credit Agreement) with BNP Paribas acting as administrative agent of the lenders. Borrowings made under the Credit Agreement are guaranteed by the first priority perfected liens and security interest on substantially all assets of NFR and its subsidiaries and pledge of 100% of NFR’s ownership of stock of subsidiaries. In October 2008, Capital One, N.A., was appointed as a syndication agent for the lenders.

The aggregate commitment under the Credit Agreement is $250.0 million, subject to a borrowing base that was set at $210.0 million at December 31, 2008, and is redetermined semiannually or at the Company’s request. Borrowings under the Credit Agreement totaled $188.5 million and $120.0 million as of December 31, 2008 and 2007, respectively. The amount borrowed under the Credit Agreement is due in full on November 30, 2011. There is no penalty for early repayment of debt.

Interest on borrowings under the Credit Agreement accrues at variable interest rates at either a Eurodollar rate or an alternate base rate (ABR). The Company makes an election of Eurodollar rate or ABR at each borrowing request. The Eurodollar rate is calculated as London Interbank Offered Rate (LIBOR) plus an applicable margin that varies from 1.50% (for periods in which NFR has utilized less than 50% of the borrowing base) to 3.00% (for periods in which NFR has utilized equal to or greater than 100% of the borrowing base). The ABR is calculated as the greater of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2%, or (c) Eurodollar rate on such day (or if such day is not a business day, the immediately preceding business day) plus 1.5%. The Company elects the basis of the interest rate at the time of each borrowing. In addition, NFR pays a commitment fee under the Credit Agreement (quarterly in arrears) for the amount that the aggregate commitments exceed borrowings under the agreement. The commitment fee varies from 0.375% to 0.500% based on the percentage of the borrowing base utilized.

Under the Credit Agreement, the Company may request letters of credit, provided that the borrowing base is not exceeded or will not be exceeded as a result of issuance of the letter of credit. There were no outstanding letters of credit on December 31, 2008 and 2007.

The Credit Agreement requires the Company to comply with certain financial covenants to maintain (a) a Current Ratio, defined as a ratio of consolidated current assets (including the unused amount of the total commitments under the Credit Agreement, but excluding noncash assets under SFAS 133) to consolidated current liabilities (excluding noncash obligations under SFAS 133 and the current maturities under the Credit Agreement), determined at the end of each quarter, of not less than 1.0:1.0; (b) an Interest Coverage ratio at the end of each quarter defined as a ratio of EBITDAX (as such terms are defined in the Credit Agreement) for the period of four fiscal quarters then ending to interest expense for such period of not less than 2.5 to 1.0; and (c) ratio of debt to EBITDAX for the four fiscal quarters ending on the last day of the fiscal quarter immediately preceding the date of determination for which financial statements are available to be greater than 3.75 to 1. In addition, the Credit Agreement contains covenants that restrict the Company’s ability to incur other indebtedness, create liens, or sell its assets; merge with other entities; pay dividends; and make certain investments. At December 31, 2008, NFR was in compliance with its debt covenants.

5.	Members’ Capital

The Company is authorized to issue two classes of members units to be designated as “Common Units” and “Incentive Units.” The Units are not represented by certificates. All Common Units are issued at a price equal to $1,000 per unit. The Incentive Units of the Company are representing “profits interest” in the Company and are subject to the vesting, forfeiture, or other provisions that may be set forth in grants

NFR Energy LLC

Notes to Consolidated Financial Statements — (Continued)

evidencing their issuance. In accordance with its operating agreement, the Company is authorized to issue 10,000 of Incentive Units. As of December 31, 2008 and 2007, the Company has issued 6,585 and 3,782 Incentive Units, respectively.

6.	Statement of Cash Flows

During the year ended December 31, 2008, the Company’s noncash investing and financing activities consisted of the following transactions:

•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $4.9 million.

•	Additions to oil and gas properties of $21.1 million, included in accrued exploration and development.

For the period from July 27, 2006 (inception) through December 31, 2007, the Company’s noncash investing and financing activities consisted of the following transactions:

•	Recognition of an asset retirement obligation for the plugging and abandonment costs related to the Company’s oil and gas properties valued at $1.6 million.

•	Additions to oil and gas properties of $8.8 million, of which $3.1 million is included in accrued exploration and development and $5.7 million represents a noncash capital contribution.

NFR paid $5.5 million for interest during 2008. There was no cash paid for interest for the period from July 27, 2006 (inception) through December 31, 2007.

7.	Derivative Financial Instruments

The Company is exposed to risks associated with unfavorable changes in the market price of natural gas as a result of the forecasted sale of its production and uses derivative contracts to hedge or reduce its exposure to certain of these risks. During 2008, a portion of commodity derivative contracts were designated as cash flow hedges and were subject to cash flow hedge accounting under SFAS 133. For the remaining derivative contracts, the Company did not elect hedge accounting for accounting purposes and, accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts in the consolidated statement of operations.

The following swaps, put options, and costless collars were outstanding with associated notional volumes and contracted swap, floor, and ceiling prices that represent hedge prices for the index specified as of December 31, 2008:

	2009	2010	2011	2012

Puts
Volume (MMBTU)	3,506,969	2,856,562
Price	$8.19	$8.00
Swaps
Volume (MMBTU)	8,653,431	3,220,000	2,683,000	2,347,000
Price	$7.66	$8.28	$8.17	$8.12
Collars
Volume (MMBTU)	6,126,502	11,327,276
Price	$7.04/$9.39	$6.86/$9.26

For our energy commodity derivative contracts that were designated as cash flow hedges, the portion of the change in the value of derivative contracts that is effective in offsetting changes in expected cash flows

NFR Energy LLC

Notes to Consolidated Financial Statements — (Continued)

(the effective portion) is reported as a component of other comprehensive income, but only to the extent that they can later offset the undesired changes in expected cash flows during the period in which the hedged cash flows affect earnings. To the contrary, the portion of the change in the value of derivative contracts that is not effective in offsetting undesired changes in expected cash flows (the ineffective portion), as well as any component excluded from the assessment of the effectiveness of the derivative contracts, is required to be recognized currently in earnings. The Company excludes time value associated with put options and costless collars from the assessment of effectiveness.

The Company recorded a short-term and a long-term derivative asset of $27.6 million and $18.3 million, respectively, related to the difference between hedged commodity prices and market prices on hedged volumes as of December 31, 2008, after application of SFAS No. 157 Fair Value Measurements (SFAS 157). For the 12 months ended December 31, 2008, the Company recognized an $8.5 million gain related to the change in time value of the costless collars and a $5.1 million gain related to the ineffectiveness on the cash flow hedges in the consolidated statement of operations.

During 2008, $5.7 million of accumulated other comprehensive income was reclassified into earnings when the forecasted sales and purchases actually occurred. None of the reclassification of accumulated other comprehensive income into earnings during 2008 resulted from the discontinuance of cash flow hedges due to a determination that the forecasted transactions would no longer occur by the end of the originally specified time period.

The consolidated accumulated other comprehensive income balance was $40.9 million as of December 31, 2008, and $-0- as of December 31, 2007. Approximately $24.0 million of this total accumulated gain associated with commodity price risk management activities as of December 31, 2008, is expected to be reclassified into earnings during the next 12 months (when the associated forecasted sales and purchases are also expected to occur).

None of the derivative contracts were designated as hedges in 2007.

8.	Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective January 1, 2008. The FASB has also issued Staff Position FAS 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted SFAS 157 as discussed above and has elected to defer the application thereof to nonfinancial assets and liabilities in accordance with FSP 157-2.

The Company utilizes derivative contracts to hedge against the variability in cash flows associated with the forecasted sale of its anticipated future natural gas production. The Company generally hedges a substantial, but varying, portion of anticipated natural gas production for the next 12 — 36 months. These derivatives are carried at fair value on the consolidated balance sheets.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted

NFR Energy LLC

Notes to Consolidated Financial Statements — (Continued)

prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options, and collars.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth, by level, within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	December 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
	(In millions)

Assets:
Derivative assets	$—	$45.9	$—	$45.9

Derivatives listed above include commodity swaps, options, and collars that are carried at fair value. The fair value amounts on the consolidated balance sheet associated with the Company’s derivatives resulted from Level 2 fair value methodologies, that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the forward curve for commodity prices and interest rates based on quoted markets prices and prospective volatility factors related to changes in commodity prices.

9.	Related-Party Transactions

During 2008, NFR paid $16.1 million to Nabors and its subsidiaries for drilling and other oilfield services.

NFR Energy LLC

Notes to Consolidated Financial Statements — (Continued)

During 2008, NFR paid $1.2 million, to Smith International, Inc. (Smith), an oil and gas services company, for services provided. A member of the board of representatives is the Chief Executive Officer, President, and Chief Operating Officer of Smith.

10.	Commitments

The Company leases approximately 36,500 square feet of office space in downtown Houston, Texas, under a lease, which terminates on May 1, 2013. The average rent for this space over the life of the lease is approximately $0.6 million per year. The Company has an option to extend its lease term for an additional 60 months.

In December 2008, the Company signed a lease agreement to lease approximately 11,000 square feet of office space in downtown Denver, Colorado. The lease commences on April 1, 2009, and terminates on June 30, 2014. The average rent for this space over the life of the lease is approximately $0.2 million per year. The Company has two options to extend its lease term for an additional 60 months each time.

The Company accounts for leases with escalation clauses and rent holidays on a straight-line basis in accordance with SFAS No. 13, Accounting for Leases.

As of December 31, 2008, future minimum lease payments were as follows (in thousands):

2009	$662
2010	811
2011	817
2012	822
2013	420
Thereafter	109

$3,641

Rent expense was approximately $0.6 million for the year ended December 31, 2008 and $0.1 million for the period from July 27, 2006 (inception) through December 31, 2007.

In connection with the Carry agreement, the Company executed a $72 million performance bond; see Note 3 for details.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

11.	Employee Benefit Plans

The Company sponsors a 401(k) tax deferred savings plan (the Plan) and makes it available to employees. The Plan is a defined contribution plan, and the Company may make discretionary matching contributions of up to 6% of each participating employee’s compensation to the Plan. The contributions made by the Company totaled approximately $220,000 during the year ended December 31, 2008, and $32,000 for the period from July 27, 2006 (inception) through December 31, 2007.