Form 10-Q
period 2009-03-31
NABORS INDUSTRIES LTD
filed 2009-05-11
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number: 001-32657

NABORS INDUSTRIES LTD.

Incorporated in Bermuda
Mintflower Place
8 Par-La-Ville Road
Hamilton, HM08
Bermuda
(441) 292-1510

98-0363970
(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

The number of common shares, par value $.001 per share, outstanding as of May 4, 2009 was 283,041,152. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 101,392 exchangeable shares outstanding as of May 4, 2009 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2009	2008
		(As adjusted)

ASSETS
Current assets:
Cash and cash equivalents	$981,916	$442,087
Short-term investments	126,672	142,158
Accounts receivable, net	975,797	1,160,768
Inventory	143,160	150,118
Deferred income taxes	23,093	28,083
Other current assets	229,209	243,379

Total current assets	2,479,847	2,166,593
Long-term investments and other receivables	254,714	239,952
Property, plant and equipment, net	7,488,679	7,331,959
Goodwill	174,806	175,749
Investment in unconsolidated affiliates	405,393	411,727
Other long-term assets	191,052	191,919

Total assets	$10,994,491	$10,517,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$168,682	$225,030
Trade accounts payable	342,847	424,908
Accrued liabilities	354,242	367,393
Income taxes payable	119,222	111,528

Total current liabilities	984,993	1,128,859
Long-term debt	4,158,331	3,600,533
Other long-term liabilities	246,203	261,878
Deferred income taxes	591,768	622,523

Total liabilities	5,981,295	5,613,793

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 312,462 and 312,343, respectively	312	312
Capital in excess of par value	2,081,145	2,058,319
Accumulated other comprehensive income	14,614	53,520
Retained earnings	3,894,998	3,769,828
Less: treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,013,196	4,904,106

Total liabilities and shareholders’ equity	$10,994,491	$10,517,899

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2009	2008
		(As adjusted)

Revenues and other income:
Operating revenues	$1,198,045	$1,299,858
Losses from unconsolidated affiliates	(64,427)	(4,451)
Investment income	9,141	26,182

Total revenues and other income	1,142,759	1,321,589

Costs and other deductions:
Direct costs	665,287	747,770
General and administrative expenses	107,343	111,321
Depreciation and amortization	159,152	136,200
Depletion	2,753	13,685
Interest expense	67,078	46,692
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	(17,297)	8,097

Total costs and other deductions	984,316	1,063,765

Income before income taxes	158,443	257,824
Income tax expense (benefit):
Current	49,457	99,293
Deferred	(16,184)	(53,513)

Total income tax expense	33,273	45,780

Net income	$125,170	$212,044

Earnings per share:
Basic	$.44	$.76
Diluted	$.44	$.74
Weighted-average number of common shares outstanding:
Basic	283,098	280,166
Diluted	283,119	285,780

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008
		(As adjusted)

Cash flows from operating activities:
Net income	$125,170	$212,044
Adjustments to net income:
Depreciation and amortization	159,152	136,200
Depletion	2,753	13,685
Deferred income tax (benefit) expense	(16,184)	(53,513)
Deferred financing costs amortization	1,788	2,148
Pension liability amortization and adjustments	49	70
Discount amortization on long-term debt	24,988	29,085
Amortization of loss on hedges	144	134
Losses on long-lived assets, net	4,306	4,451
Gains on investments, net	(3,282)	(14,763)
Gains on debt retirement, net	(15,687)	—
Losses (gains) on derivative instruments	(2,494)	1,390
Share-based compensation	23,328	9,021
Foreign currency transaction losses (gains), net	(1,019)	307
Equity in losses of unconsolidated affiliates, net of dividends	66,427	6,606
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	181,054	(86,969)
Inventory	5,910	2,075
Other current assets	15,256	6,359
Other long-term assets	(5,150)	1,141
Trade accounts payable and accrued liabilities	(53,998)	(45,486)
Income taxes payable	1,033	52,951
Other long-term liabilities	(10,680)	3,455

Net cash provided by operating activities	502,864	280,391

Cash flows from investing activities:
Purchases of investments	(16,893)	(105,725)
Sales and maturities of investments	22,252	151,725
Investment in unconsolidated affiliates	(62,106)	(15,567)
Capital expenditures	(390,515)	(327,931)
Proceeds from sales of assets and insurance claims	6,881	12,270

Net cash used for investing activities	(440,381)	(285,228)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(8,341)	4,515
Proceeds from long-term debt	1,124,978	575,219
Debt issuance costs	(8,277)	(3,818)
Proceeds from issuance of common shares	526	6,769
Reduction in long-term debt	(629,802)	—
Repurchase of equity component of convertible debt	(231)	—
Repurchase of common shares	—	(4,166)
Purchase of restricted stock	(900)	(9,662)
Tax benefit related to the exercise of stock options	103	828

Net cash provided by financing activities	478,056	569,685

Effect of exchange rate changes on cash and cash equivalents	(710)	(1,828)

Net increase in cash and cash equivalents	539,829	563,020
Cash and cash equivalents, beginning of period	442,087	531,306

Cash and cash equivalents, end of period	$981,916	$1,094,326

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Comprehensive
				Income (Loss)
				Unrealized
	Common			Gains
	Shares		Capital in	(Losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2008, as adjusted	312,343	$312	$2,058,319	$(36,960)	$95,782	$(5,302)	$3,769,828	$(977,873)	$4,904,106

Comprehensive income (loss):
Net income							125,170		125,170
Translation adjustment					(35,843)				(35,843)
Unrealized gains (losses) on marketable securities, net of income tax benefit of $4,732				(3,192)					(3,192)
Less: reclassification adjustment for (gains)/losses included in net income, net of income tax benefit of $18				54					54
Pension liability amortization, net of income taxes of $19						31			31
Amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $4						44			44

Total comprehensive income (loss)	—	—	—	(3,138)	(35,843)	75	125,170	—	86,264

Issuance of common shares for stock options exercised	89		526						526
Repurchase of equity component of convertible debt			(231)						(231)
Tax benefit related to stock option exercises			103						103
Restricted stock awards, net	30		(900)						(900)
Share-based compensation			23,328						23,328

Subtotal	119	—	22,826	—	—	—	—	—	22,826

Balances, March 31, 2009	312,462	$312	$2,081,145	$(40,098)	$59,939	$(5,227)	$3,894,998	$(977,873)	$5,013,196

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY — (Continued)
(Unaudited)

				Accumulated Comprehensive
				Income (Loss)
				Unrealized
	Common		Capital in	Gains
	Shares		Excess of	(Losses) on	Cumulative				Total
		Par	Par	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Value	Securities	Adjustment	Other	Earnings	Shares	Equity

Balances, December 31, 2007, as adjusted	305,458	$305	$2,062,483	$281	$324,647	$(2,293)	$3,294,091	$(877,935)	$4,801,579

Comprehensive income (loss):
Net income							212,044		212,044
Translation adjustment					(44,891)				(44,891)
Unrealized gains on marketable securities, net of income taxes of $178				85,025					85,025
Less: reclassification adjustment for gains included in net income, net of income taxes of $135				(218)					(218)
Pension liability amortization, net of income taxes of $26						44			44
Unrealized gain and amortization of (gains) losses on cash flow hedges, net of income taxes of $262						448			448

Total comprehensive income (loss)	—	—	—	84,807	(44,891)	492	212,044	—	252,452

Issuance of common shares for stock options exercised	348		6,769						6,769
Repurchase of 150 treasury shares								(4,166)	(4,166)
Tax effect of exercised stock option deductions			843						843
Restricted stock awards, net	1,585	2	(9,664)						(9,662)
Share-based compensation			9,021						9,021

Subtotal	1,933	2	6,969	—	—	—	—	(4,166)	2,805

Balances, March 31, 2008, as adjusted	307,391	$307	$2,069,452	$85,088	$279,756	$(1,801)	$3,506,135	$(882,101)	$5,056,836

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world, with approximately 534 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 591 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 172 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 39 platform rigs, 13 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities in the U.S., Canada and international areas through both our wholly-owned subsidiaries and our separate joint venture entities in which we have 49.7% ownership interests in the U.S. and international entities and a 50% ownership interest in the Canadian entity. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions.

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

Effective January 1, 2009, Nabors changed its method of accounting for certain of its convertible debt instruments in accordance with Financial Staff Position (“FSP”) APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Additionally, Nabors changed its method for calculating its basic and diluted earnings per share using the two-class method in accordance with EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” financial information and earnings per share calculations for prior periods have been adjusted to reflect retrospective application of the FSP and EITF. See Notes 5 and 9 for additional information.

As used in the Report, “we,” “us,” “our,” “the Company” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries and “Nabors Delaware” means Nabors Industries, Inc., a Delaware corporation and our subsidiary.

Note 2	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Pursuant to the rules and regulations

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the U.S. Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2008. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2009 and the results of our operations and our cash flows for the three months ended March 31, 2009 and 2008, in accordance with GAAP. Interim results for the three months ended March 31, 2009 may not be indicative of results that will be realized for the full year ending December 31, 2009.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control their operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as earnings from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is included as a single amount in our consolidated balance sheets. Investments in net assets of unconsolidated affiliates accounted for using the equity method totaled $404.5 million and $410.8 million and investments in net assets of unconsolidated affiliates accounted for using the cost method totaled $.9 million and $.9 million as of March 31, 2009 and December 31, 2008, respectively. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income, and our investments in these funds are included in long-term investments and other receivables in our consolidated balance sheets.

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements for assets and liabilities. We adopted and applied the provisions of SFAS No. 157 to our financial assets and liabilities on January 1, 2008 and our nonfinancial assets and liabilities on January 1, 2009. The disclosures and related fair value measures are provided in Note 3.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations.” This statement retains the fundamental requirements in SFAS No. 141, “Business Combinations” that the acquisition method of accounting be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods. This statement replaces SFAS No. 141 by requiring

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any noncontrolling interest. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and will apply it to future acquisitions.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In May 2008 the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Effective January 1, 2009, we adopted the provisions of this FSP and applied them, on a retrospective basis, to our consolidated financial statements. The impact of this FSP is provided in Note 5.

In June 2008 the FASB issued FSP EITF (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This EITF provides that securities which are granted in share-based transactions are “participating securities” prior to vesting if they have a nonforfeitable right to participate in any dividends, and such securities therefore, should be included in computing basic earnings per share. Effective January 1, 2009, we adopted the provisions of this EITF and applied them, on a retrospective basis, to our consolidated financial statements. The impact of this EITF is provided in Note 9.

In December 2008 the SEC issued a Final Rule, “Modernization of Oil and Gas Reporting.” This Final Rule revises certain oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Exchange Act, as well as Industry Guide 2. The amendments are designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use a trailing twelve month average natural gas and oil price when performing the full cost ceiling test calculation which will impact the accounting by our oil and gas joint ventures. The disclosure requirements are effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009. We are currently evaluating the impact that this Final Rule may have on our consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009 the FASB issued FSP SFAS No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed.” This FSP provides additional guidance for determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that this FSP may have on our consolidated financial statements.

In April 2009 the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes the method for determining whether an other-than-temporary impairment exists with respect to debt securities. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that this FSP may have on our consolidated financial statements.

In April 2009 the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP increases the frequency of fair value disclosures as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” from annual only to quarterly reporting periods. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that this FSP may have on our consolidated financial statements.

Note 3	Financial Instruments

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” which among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy such that Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market which have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a subjective measure.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2009. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of March 31, 2009
	Level	Level	Level
	1	2	3	Total
(In thousands)

Assets:
Short-term investments:
Available-for-sale equity securities	$59,859	$—	$—	$59,859
Available-for-sale debt securities	12,818	36,011	—	48,829
Trading securities	17,984	—	—	17,984

Total investments	$90,661	$36,011	$—	$126,672

Liabilities:
Derivative contract	$—	$1,991	$—	$1,991

Effective January 1, 2009, we adopted the provisions of SFAS No. 157, relating to our nonfinancial assets and liabilities measured on a nonrecurring basis which primarily consist of goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and asset retirement obligations. During the three months ended March 31, 2009, there were no triggering events that required fair value measurements of our nonfinancial assets and liabilities.

Note 4	Share-Based Compensation

The Company has several share-based employee compensation plans, which are more fully described in Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2008.

During the three months ended March 31, 2009, the Company awarded 9,979,498 stock options which are exercisable in varying periods to its employees and executive officers. These awards include 3.0 million and 1.7 million stock options, with a grant date fair value of $8.8 million and $5.0 million granted to Messrs. Isenberg and Petrello, respectively, in February 2009.

The fair value of stock options granted during the three months ended March 31, 2009 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

Weighted average fair value of options granted:	$2.84
Weighted average risk free interest rate:	1.75%
Dividend yield:	0.0%
Volatility:(1)	34.78%
Expected life:	4 years

(1)	Expected volatilities are based on implied volatilities from traded options on the Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

There were no stock options granted and, as a result, no fair value determinations made during the three months ended March 31, 2008.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $.4 million and $4.1 million, respectively. The total fair value of options that vested during the three months ended March 31, 2009 and 2008 was $9.4 million and $4.1 million, respectively.

During the three months ended March 31, 2009, the Company awarded 60,000 shares of restricted stock to its directors. These awards had an aggregate value at their date of grant of $.6 million and will vest over a period of three years. The fair value of restricted stock that vested during the three months ended March 31, 2009 and 2008 was $12.6 million and $31.4 million, respectively.

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $23.3 million and $9.0 million for the three months ended March 31, 2009 and 2008, respectively. Share-based compensation expense has been allocated to our various operating segments. See Note 12.

Note 5	Debt

Prior to January 1, 2009, we accounted for the embedded conversion option in our convertible long-term debt following the recognition and measurement principles under APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion.” Under this authoritative guidance, separate accounting for the embedded conversion option was not required when the conversion spread feature did not qualify to be accounted for as a derivative instrument.

Effective January 1, 2009, we adopted FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the position that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The FSP requires that convertible debt instruments be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents proceeds related to the conversion option and is recorded as capital in excess of par value. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. Our adoption of this FSP has been applied retrospectively to all past periods presented for all convertible debt instruments within its scope. Both, our $2.75 billion 0.94% senior exchangeable notes issued May 2006 and our $700 million zero coupon senior exchangeable notes issued June 2003, are within the scope of this FSP.

Under the provisions of this FSP, the following assumptions were made in our adoption:

	$700 Million Zero	$2.75 Billion 0.94%
	Coupon Senior	Senior Exchangeable
Assumptions	Exchangeable Notes	Notes

Date of issue	June 2003	May 2006
Expected maturity date	June 2008	May 2011
Amortization period	5 years	5 years
Effective interest rate	2.8%	6.1%
Tax rate over term of debt	37%	37%

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversion Triggers

$700 million zero coupon senior exchangeable notes	In May 2008 Nabors Delaware called for redemption all of its $700 million zero coupon senior exchangeable notes due 2023. The total amount paid to effect the redemption and related exchange was $700 million in cash and the issuance of approximately 5.25 million of our common shares with a fair value of $249.8 million, the price equal to the principal amount of the notes plus the excess of the exchange value of the notes over their principal amount.
$2.75 billion 0.94% senior exchangeable notes(1)	The notes are exchangeable into cash and, if applicable, Nabors common shares based on an exchange rate of the equivalent value of 21.8221 Nabors common shares per $1,000 principal amount of notes (which is equal to an initial exchange price of approximately $45.83 per share), subject to adjustment during the 30 calendar days ending at the close of business on the business day immediately preceding the maturity date.
The number of shares that we would be required to issue upon exchange consists only of the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. There would be an if-converted value in excess of the principal amount of the notes only when the price of our shares exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83.

(1)	Nabors Delaware entered into exchangeable note hedge transactions with respect to our common shares. The call options are designed to cover, subject to customary anti-dilution adjustments, the net number of our common shares that would be deliverable to exchanging noteholders in the event of an exchange of the notes. Nabors Delaware paid an aggregate amount of approximately $583.6 million of the proceeds from the sale of the notes to acquire the call options.

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

The purchased call options and sold warrants are separate contracts entered into by Nabors and Nabors Delaware with two financial institutions and are not part of the terms of the notes and will not affect the holders’ rights under the notes. The purchased call options are expected to offset the potential dilution upon exchange of the notes in the event that the market value per share of our common shares at the time of exercise is greater than the strike price of the purchased call options, which corresponds to the initial

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange price of the notes and is simultaneously subject to certain customary adjustments. The warrants will effectively increase the exchange price of the notes to $54.64 per share of our common shares, from the perspective of Nabors, representing a 55% premium based on the last reported bid price of $35.25 per share on May 17, 2006. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In a Company’s Own Stock” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the exchangeable note hedge and warrants in capital in excess of par value as of the transaction date, and will not recognize subsequent changes in fair value.

The effect of the adoption of FSP APB No. 14-1 on our consolidated balance sheet is as follows:

	December 31,
	2008
	As
	Previously	Effect of	As Currently
	Reported	Change	Reported
(in thousands)

Increase (Decrease):
Property, plant and equipment, net	$7,282,042	$49,917	$7,331,959
Long-term debt	3,887,711	(287,178)	3,600,533
Deferred income tax liability	759,293	125,108	884,401
Capital in excess of par value	1,705,907	352,412	2,058,319
Retained earnings	3,910,253	(140,425)	3,769,828

The increase to deferred income tax liabilities was partially related to a reduction of a deferred tax asset of $215.9 million which had been previously recorded in the second quarter of 2006 for the effect of the future tax benefits related to the exchangeable note hedge.

The effect of the adoption of FSP APB No. 14-1 on our consolidated statement of income is as follows:

	Three Months Ended
	March 31, 2008
	As Previously	Effect of	As Currently
	Reported	Change	Reported
(in thousands, except per share amounts)

Increase (Decrease):
Depreciation expense	$135,478	$722	$136,200
Interest expense	18,109	28,583	46,692
Income tax expense	56,623	(10,843)	45,780
Net income	230,506	(18,462)	212,044
Earnings per share — diluted	$.81	$.06	$.74
Weighted-average number of shares outstanding	283,361	285,780 (1)	285,780	(1)

(1)	Includes adoption of FSP EITF 03-6-1. See Note 9.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information is presented for comparative purposes and illustrates the effect of FSP APB No. 14-1 on our convertible debt instruments. The balances of the liability and equity components as of each period presented are as follows:

	March 31,	December 31,
	2009	2008
(In thousands)

Equity component — net carrying value	$582,981	$583,212
Liability component:
Face amount due at maturity	$1,989,393	$2,650,000
Less: Unamortized discount	(193,994)	(287,178)

Liability component — net carrying value	$1,795,399	$2,362,822

The remaining debt discount is being amortized into interest expense over the expected remaining life of the convertible debt instruments using the effective interest rate. Interest expense related to the convertible debt instruments was recognized as follows:

	Three Months Ended March 31,
	2009	2008
(In thousands)

Interest expense on convertible debt instruments:
Contractual coupon interest	$5,321	$6,463
Amortization of debt discount	24,570	32,893

Total interest expense	$29,891	$39,356

During 2008 and the three months ended March 31, 2009 we purchased $760.6 million par value of our $2.75 billion 0.94% senior exchangeable notes in the open market, leaving approximately $2.0 billion par value outstanding.

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

The senior notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The senior notes rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s future senior subordinated debt. Our guarantee of the senior notes is unsecured and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The senior notes are subject to redemption by Nabors Delaware, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of senior notes may require Nabors Delaware to purchase all or any part of each senior note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the senior notes. Nabors Delaware is using the proceeds of the offering of the senior notes for the repayment or repurchase of indebtedness and general corporate purposes.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 30, 2009, we and Nabors Delaware filed a registration statement on Form S-4 under the Securities Act. The registration statement related to the exchange offer to noteholders required under the registration rights agreement related to the $1.125 senior notes. On May 11, 2009, the registration statement was declared effective by the SEC.

Our $225 million 4.875% senior notes are due in August 2009 and were reclassified from long-term debt to current portion of long-term debt in our balance sheet as of September 30, 2008. During the three months ended March 31, 2009, we repurchased $56.6 million par value of our $225 million principal amount of 4.875% senior notes due August 2009 in the open market for cash totaling $56.8 million.

Note 6	Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Internationally, income tax returns from 1995 through 2007 are currently under audit. The Company anticipates that several of these audits could be finalized within 12 months. It is possible that the benefit that relates to our unrecognized tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at March 31, 2009. We recognize interest and penalties related to income tax reserves in the income tax expense line item in our consolidated statements of income.

The Company has recorded a deferred tax asset of approximately $1.4 billion as of March 31, 2009 relating to net operating loss carryforwards that have an indefinite life in one foreign jurisdiction. A valuation allowance of approximately $1.4 billion has been recognized because the Company believes it is more likely than not that none of the deferred tax asset will be realized.

Note 7	Common Shares

During the three months ended March 31, 2009, we did not repurchase any of our common shares in the open market. During the three months ended March 31, 2008, we repurchased .15 million of our common shares in the open market for $4.2 million, all of which are held in treasury. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account.

During the three months ended March 31, 2009 and 2008, the Company withheld .1 million and .3 million of our common shares with a fair value of $.9 million and $9.7 million, respectively, to satisfy certain tax withholding obligations due in connection with grants of stock awards under our 2003 Employee Stock Plan.

During the three months ended March 31, 2009 and 2008, our employees exercised vested options to acquire .1 million and .3 million of our common shares resulting in proceeds of $.5 million and $6.8 million, respectively.

Note 8	Commitments and Contingencies

Commitments

Employment Contracts

Nabors’ Chairman and Chief Executive Officer, Eugene M. Isenberg, and its Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello, had in effect through the first quarter of 2009, employment agreements which had been amended and restated effective October 1, 1996. Effective April 1, 2009, the Company entered into amended and restated employment agreements (“new employment agreements”) with Messrs. Isenberg and Petrello with terms extending through March 30, 2013.

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

The employment agreements for Messrs. Isenberg and Petrello were restated in 1996 and subsequently amended in 2002, 2005, 2006 (in the case of Mr. Isenberg) and 2008 (as amended, the “prior employment agreements”). These amendments were approved by the Compensation Committee of the Board and the full Board of Directors at the time of each amendment. The new employment agreements were approved by the Compensation Committee of the Board, which is comprised of all directors other than Messrs. Isenberg and Petrello.

Effective April 1, 2009, the new employment agreements for Messrs. Isenberg and Petrello amend and restate the prior employment agreements. The new employment agreements provide for an extension of the employment term through March 30, 2013, with automatic one-year extensions beginning April 1, 2011, unless either party gives notice of non-renewal. The base salaries for Messrs. Isenberg and Petrello were increased to $1.3 million and $1.1 million, respectively. Mr. Isenberg has agreed to donate the after-tax proceeds of his base salary to an educational fund intended to benefit Company employees or other worthy candidates.

In addition to a base salary, the prior employment agreements provided for annual cash bonuses in an amount equal to 6% and 2%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. (Mr. Isenberg’s cash bonus formula originally was set at 10% in excess of a 10% return on shareholders’ equity and he has voluntarily reduced it over time to its current 6% in excess of 15% level.) Mr. Petrello’s bonus is subject to a minimum of $700,000 per year. In 18 of the last 19 years, Mr. Isenberg has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package. Mr. Petrello has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package in 15 of the last 18 years.

For 2008, the annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formula described in the prior employment agreements were $70.8 million and $23.1 million, respectively. In October 2008, consistent with historical practice, Messrs. Isenberg and Petrello agreed to accept a portion of their bonuses in restricted stock awards and were awarded 2,078,900 and 851,246 shares of restricted stock, respectively. These stock awards had a value at the date of grant of $28.4 million and $11.6 million, respectively, for Messrs. Isenberg and Petrello, and will vest over a period of approximately three years. Messrs. Isenberg and Petrello also agreed to further reduce the cash bonus payable by accepting, in February 2009, 3.0 million and 1.7 million stock options, with a value of $8.8 million and $5.0 million, respectively. Half of the stock options granted to Mr. Isenberg vest over a period of two years. The remaining stock options vested immediately. They received the balance of their bonuses in cash ($33.6 million and $6.5 million, respectively).

The new employment agreements provide for annual cash bonuses in an amount equal to 2.25% and 1.5%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. The new employment agreements provide a quarterly deferred bonus of $.6 million and $.25 million, respectively, to the accounts of Messrs. Isenberg and Petrello under Nabors’ executive deferred compensation plan for each quarter they are employed beginning June 30, 2009 and, in Mr. Petrello’s case, ending March 30, 2019.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives, and may receive special bonuses from time to time as determined by the Board of Directors. The new employment agreements effectively eliminate the risk of forfeiture of outstanding stock awards. For Mr. Isenberg, as of April 1, 2009, the unrecognized compensation expense related to unvested restricted stock and stock options was approximately $51 million. For Mr. Petrello, as of April 1, 2009, the unrecognized compensation expense related to unvested restricted stock was approximately $21 million. Mr. Petrello has no unvested stock options.

Termination in the event of death, disability, or termination without cause.  The new employment agreements provide for severance payments in the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements). Mr. Isenberg would be entitled to receive within 30 days of any such triggering event a payment of $100 million. Mr. Petrello would be entitled to receive within 30 days of his death or disability a payment of $50 million or in the event of termination without cause or constructive termination without cause, a payment based on a formula of three times the average of his base salary and annual bonus (calculated as though the bonus formula under the new employment agreement had been in effect) paid during the three fiscal years preceding the termination. If, by way of example, there was a termination without cause event that applied subsequent to March 31, 2009, then the payment to Mr. Petrello would be approximately $58 million. The formula will be further reduced to two times the average stated above effective April 1, 2015.

Based on the prior employment agreements in effect at March 31, 2009, Mr. Isenberg would have been entitled to a payment of approximately $264 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $264 million. Similarly, with respect to Mr. Petrello, had the prior provisions applied at March 31, 2009, Mr. Petrello would have been entitled to a payment of approximately $90 million, subject to a “true-up” equal to the amount of cash bonus he would have earned under the formula during the remaining term of the agreement, based upon actual results, but the payment would not be less than approximately $90 million. Depending upon future operating results, the true-up could have resulted in the payment of amounts which could have been significantly higher. The Company does not have insurance to cover its obligations in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello and the Company has not recorded an expense or accrued a liability relating to these potential obligations.

In addition, under both the prior employment agreements and the new employment agreements the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors.

Termination in the event of a Change in Control.  The new employment agreements provide that a termination of Messrs. Isenberg’s or Petrello’s employment related to a Change in Control (as defined in their respective employment agreements) is considered a constructive termination without cause. Accordingly, Mr. Isenberg would be entitled to receive within 30 days of the triggering event a payment of $100 million and Mr. Petrello would be entitled to receive within 30 days of the triggering event a payment based on a formula of three times the average of his base salary and annual bonus (calculated as though the new bonus formula had been in effect) paid during the three fiscal years preceding the termination. If, by way of example, there was a change of

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control event that applied subsequent to March 31, 2009, then the payment to Mr. Petrello would be approximately $58 million. The formula is further reduced to two times the average stated above effective April 1, 2015. The new employment agreements eliminate all tax gross-ups, including without limitation tax gross-ups on golden parachute excise taxes, which applied under the prior employment agreements.

Based on the prior employment agreements in effect at March 31, 2009 if there had been a change of control event, then the payments to Messrs. Isenberg and Petrello would have been approximately $264 million and $90 million, respectively. Depending upon future operating results, the true-up could have resulted in the payment of amounts which could have been significantly higher but the payment would not have been less than $264 million and $90 million, respectively. In addition, in the event that an excise tax was applicable, they would have received a gross-up payment to make them whole with respect to any excise taxes imposed by Section 4999 of the Internal Revenue Code. With respect to the preceding sentence, by way of example, if there was a change of control event that applied on March 31, 2009, and assuming that the excise tax was applicable to the transaction, then the additional payments to Messrs. Isenberg and Petrello for the gross-up would have been up to approximately $90 million and $29 million, respectively.

Under both the prior employment agreements and the new employment agreements, the affected individual would receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors.

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

It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 11 to our Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion.

On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed by the SAT was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses for tax years 2004 to 2009. It is likely that the SAT will propose the disallowance of these deductions upon audit.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance Accruals

We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2009, with our insurance renewal, certain changes have been made to our self-insured retentions. Certain workers’ compensation claims are subject to a minimum $1.0 million deductible and employers’ liability and marine employers’ liability are subject to a $2.0 million per occurrence deductible. Certain automobile liability is subject to a $.5 million per occurrence deductible plus an additional $1.0 million corridor deductible. General liability claims are subject to a $5.0 million per occurrence deductible.

In addition, we are subject to a $5.0 million deductible for all land rigs and a $10.0 million deductible for offshore rigs. This applies to all kinds of risks of physical damage except for named windstorms in the U.S. Gulf of Mexico. Effective April 1, 2009, our risks of physical damage from named windstorms in the U.S. Gulf of Mexico are self-insured.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
	Remainder
	of 2009	2010	2011	Thereafter	Total

Financial standby letters of credit and other financial surety instruments	$111,781	$47,876	$965	$279	$160,901
Contingent consideration in acquisition	—	2,125	2,125	—	4,250

Total	$111,781	$50,001	$3,090	$279	$165,151

Note 9	Earnings Per Share

Prior to January 1, 2009, the Company excluded unvested restricted stock awards in the calculation of basic earnings per share under the provisions of SFAS No. 128, “Earnings per share” and applied the treasury stock method of accounting in calculating the effect on fully diluted shares of unvested restricted stock. In June 2008 the FASB issued FSP EITF (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This EITF provides that securities which are granted in share-based transactions are “participating securities” prior to vesting if they have a nonforfeitable right to participate in any dividends, and such securities therefore should be included in computing basic and diluted earnings per share. Our awards of restricted stock are considered participating securities under this definition. This EITF was applicable to our financial statements effective January 1, 2009 and required that all prior period earnings per share data be adjusted retrospectively to conform with the provisions of the EITF.

Effective January 1, 2009, we adopted the provisions of FSP EITF 03-6-1 and are now required to include unvested restricted stock awards in the calculation of basic and diluted earnings per share using the two-class method. The adoption of this EITF resulted in a reduction to our diluted earnings per share calculation of $.01 for the three months ended March 31, 2008, but had no effect on our basic earnings per share calculation.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	Three Months Ended
	March 31,
	2009	2008

Net income (numerator):
Net Income — basic	$125,170	$212,044
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011(1)	—	—
$82.8 million due 2021(2)	—	—
$700 million due 2023(3)	—	—

Adjusted net income — diluted	$125,170	$212,044

Earnings per share:
Basic	$.44	$.76
Diluted	$.44	$.74
Shares (denominator):
Weighted-average number of shares outstanding — basic(4)	283,098	280,166
Net effect of dilutive stock options, warrants and restricted stock awards based on the if converted method	21	5,614
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011(1)	—	—
$82.8 million due 2021(2)	—	—
$700 million due 2023(3)	—	—

Weighted-average number of shares outstanding — diluted	283,119	285,780

(1)	Diluted earnings per share for the three months ended March 31, 2009 and 2008 do not include any incremental shares issuable upon exchange of the $2.75 billion 0.94% senior exchangeable notes due 2011. During 2008 and the three months ended March 31, 2009 we purchased $760.6 million par value of these notes in the open market, leaving approximately $2.0 billion par value outstanding. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would only issue an incremental number of shares upon exchange of these notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation, when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur during any period for the three months ended March 31, 2009 and 2008.

(2)	In June 2008 Nabors Delaware called for redemption of the full $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 and in July 2008, paid cash of $60.6 million; an amount equal to the issue price of $50.4 million plus accrued original issue discount of $10.2 million. No common shares were issued as part of the redemption of the $82.8 million zero coupon convertible senior debentures.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	In May 2008 Nabors Delaware called for redemption all of its $700 million zero coupon senior exchangeable notes due 2023 and in June and July 2008 issued an aggregate 5.25 million common shares which equated to the excess of the exchange value of the notes over their principal amount, as cash was required up to the principal amount of the notes exchanged. Diluted earnings per share for the three months ended March 31, 2008 does not include any incremental shares issuable upon exchange of the $700 million zero coupon senior exchangeable notes. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation when the price of our shares exceeds $35.05 on the last trading day of the quarter, which did not occur on March 31, 2008.

(4)	Includes the following weighted-average number of common shares and restricted stock of Nabors and weighted-average number of exchangeable shares of Nabors (Canada) Exchangeco Inc. (“Nabors Exchangeco”), respectively: 283.0 million and .1 million shares for the three months ended March 31, 2009 and 280.1 million and .1 million shares for the three months ended March 31, 2008. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors common shares, including but not limited to, voting rights and the right to receive dividends, if any.

For all periods presented, the computation of diluted earnings per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive and such options and warrants are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future were 31,023,161 shares during the three months ended March 31, 2009 and 5,433,755 shares during the three months ended March 31, 2008. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings per share computation using the if converted method of accounting. Restricted stock will be included in our basic and diluted earnings per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 10	Supplemental Balance Sheet and Income Statement Information

Our cash and cash equivalents, short-term and long-term investments and other receivables consist of the following:

	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$981,916	$442,087
Short-term investments	126,672	142,158
Long-term investments and other receivables	254,714	239,952
Other current assets	—	1,866

Total	$1,363,302	$826,063

As of March 31, 2009, our short-term investments consist of investments in available-for-sale marketable debt and equity securities of $108.7 million and trading securities of $18.0 million and our long-term investments and other receivables consist of investments of $14.4 million in non-marketable securities accounted for by the equity method and $240.3 million in oil and gas financing receivables. Earnings associated with our oil and gas financing receivables are recognized as operating revenues. As of December 31, 2008, our short-term investments consist of investments in available-for-sale marketable debt and equity securities of $127.9 million and trading securities of $14.3 million and our long-term investments and other receivables consist of investments of $15.7 million in non-marketable securities accounted for by the equity method and $224.2 million in oil and gas financing receivables.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The December 31, 2008 other current assets amount represents $1.9 million in cash proceeds receivable from brokers from the sale of certain investment securities.

In March 2008 our investment in a privately held company became a marketable equity security subsequent to a public offering on the Hong Kong Stock Exchange. Accordingly, we have accounted for the marketable equity security in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and classified a portion of this security as trading securities and a portion of this security as available-for-sale securities based on our investment strategy. As of March 31, 2009, the fair market value of the securities classified as trading and available-for-sale was $18.0 million and $49.4 million, respectively. During the three months ended March 31, 2009 and 2008, we recorded in our income statement net unrealized gains of $3.7 million and $31.2 million, respectively, on the trading portion of the security.

Accrued liabilities include the following:

	March 31,	December 31,
	2009	2008
(In thousands)

Accrued compensation	$104,419	$164,252
Deferred revenue	116,856	72,377
Other taxes payable	20,402	24,191
Workers’ compensation liabilities	23,618	23,618
Interest payable	41,955	37,334
Warranty accrual	9,748	8,639
Litigation reserves	6,141	4,825
Other accrued liabilities	31,103	32,157

	$354,242	$367,393

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2009	2008
(In thousands)

Interest and dividend income	$5,859	$11,419
Gains (losses) on marketable and non-marketable securities, net	3,282	14,763

	$9,141	$26,182

Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net includes the following:

	Three Months Ended
	March 31,
	2009	2008
(In thousands)

Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$1,403	$4,451
Litigation reserves	1,813	1,577
Foreign currency transaction losses (gains)	(1,019)	307
(Gains) losses on derivative instruments	(2,731)	1,390
Gain on debt extinguishment	(15,687)	—
Other losses (gains)	(1,076)	372

	$(17,297)	$8,097

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Investment in Unconsolidated Affiliate

Our U.S. oil and gas joint venture (49.7% ownership) accounted for using the equity method is included in investment in unconsolidated affiliates. Our earnings (losses) from unconsolidated affiliates includes impairment charges of $75.0 million, representing our proportionate share of a non-cash pre-tax ceiling test writedown from this joint venture during the three months ended March 31, 2009. This writedown resulted from the ceiling test application of the full cost method of accounting for costs related to oil and natural gas properties. Presented below is summarized income statement information for our U.S. joint venture:

Three Months
Ended
March 31, 2009
(In thousands)
Gross revenues	$29,726
Gross margin	1,807
Net loss	(143,754)

Note 12	Segment Information

The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended March 31,
	2009	2008
(In thousands)

Operating revenues and earnings (losses) from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$389,879	$407,061
U.S. Land Well-servicing	134,362	171,141
U.S. Offshore	60,392	51,455
Alaska	62,782	54,369
Canada	112,145	178,852
International	342,656	303,572

Subtotal Contract Drilling(2)	1,102,216	1,166,450
Oil and Gas(3)(4)	(60,044)	14,040
Other Operating Segments(5)(6)	156,917	165,782
Other reconciling items(7)	(65,471)	(50,865)

Total	$1,133,618	$1,295,407

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2009	2008
(In thousands)

Adjusted income (loss) derived from operating activities:(8)
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$129,242	$126,871
U.S. Land Well-servicing	13,658	30,386
U.S. Offshore	16,830	6,458
Alaska	20,825	17,783
Canada	13,175	41,973
International	102,975	90,650

Subtotal Contract Drilling(2)	296,705	314,121
Oil and Gas(3)(4)	(71,334)	(4,852)
Other Operating Segments(5)(6)	19,104	12,434

Total segment adjusted income derived from operating activities	244,475	321,703
Other reconciling items(9)	(45,392)	(35,272)

Adjusted income (loss) derived from operating activities	199,083	286,431
Interest expense	(67,078)	(46,692)
Investment income (loss)	9,141	26,182
(Losses) gains on sales, retirements and impairments of long-lived assets and other income (expense), net	17,297	(8,097)

Income before income taxes	$158,443	$257,824

	March 31,	December 31,
	2009	2008
(In thousands)

Total assets:
Contract Drilling:(10)
U.S. Lower 48 Land Drilling	$2,751,619	$2,833,618
U.S. Land Well-servicing	662,990	707,009
U.S. Offshore	487,801	480,324
Alaska	405,061	356,603
Canada	865,432	906,154
International	3,132,244	3,080,947

Subtotal Contract Drilling	8,305,147	8,364,655
Oil and Gas(11)	985,789	929,848
Other Operating Segments(12)	552,528	578,802
Other reconciling items(9)(13)	1,151,027	644,594

Total assets	$10,994,491	$10,517,899

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $1.3 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Represents our oil and gas exploration, development and production operations. Includes $(75.0) million, representing our proportionate share of non-cash pre-tax ceiling test writedowns from our U.S. joint venture for the three months ended March 31, 2009.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(72.2) million and $(17.9) million for the three months ended March 31, 2009 and 2008, respectively.

(5)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $6.5 million and $6.7 million for the three months ended March 31, 2009 and 2008, respectively.

(7)	Represents the elimination of inter-segment transactions.

(8)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(10)	Includes $50.9 million and $49.2 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2009 and December 31, 2008, respectively.

(11)	Includes $285.8 million and $298.3 million investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2009 and December 31, 2008, respectively.

(12)	Includes $67.8 million and $63.3 million of investments in unconsolidated affiliates accounted for by the equity method as of March 31, 2009 and December 31, 2008, respectively.

(13)	Includes $.9 million of investments in unconsolidated affiliates accounted for by the cost method as of March 31, 2009 and December 31, 2008.

Note 13	Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due 2009 issued by Nabors Holdings 1, ULC, an unlimited liability company formed under the Companies Act of Nova Scotia, Canada and a subsidiary of Nabors (“Nabors Holdings”).

The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, statements of income and cash flows for each of the three months ended March 31, 2009 and 2008 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	March 31, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$17,174	$346,502	$618	$617,622	$—	$981,916
Short-term investments	—	—	—	126,672	—	126,672
Accounts receivable, net	—	—	—	975,797	—	975,797
Inventory	—	—	—	143,160	—	143,160
Deferred income taxes	—	(3,992)	—	27,085	—	23,093
Other current assets	138	60,090	376	168,605	—	229,209

Total current assets	17,312	402,600	994	2,058,941	—	2,479,847
Long-term investments and other receivables	—	—	—	254,714	—	254,714
Property, plant and equipment, net	—	49,917	—	7,438,762	—	7,488,679
Goodwill	—	—	—	174,806	—	174,806
Intercompany receivables	195,394	1,359,908	70,547	36,715	(1,662,564)	—
Investment in unconsolidated affiliates	4,801,847	4,388,059	382,223	2,486,392	(11,653,128)	405,393
Other long-term assets	—	24,787	260	166,005	—	191,052

Total assets	$5,014,553	$6,225,271	$454,024	$12,616,335	$(13,315,692)	$10,994,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$168,347	$335	$—	$168,682
Trade accounts payable	5	916	—	341,926	—	342,847
Accrued liabilities	1,352	40,016	1,033	311,841	—	354,242
Income taxes payable	—	128,388	1,252	(10,418)	—	119,222

Total current liabilities	1,357	169,320	170,632	643,684	—	984,993
Long-term debt	—	4,157,439	—	892	—	4,158,331
Other long-term liabilities	—	—	—	246,203	—	246,203
Deferred income taxes	—	120,064	(2,691)	474,395	—	591,768
Intercompany payable	—	—	—	1,662,564	(1,662,564)	—

Total liabilities	1,357	4,446,823	167,941	3,027,738	(1,662,564)	5,981,295

Shareholders’ equity	5,013,196	1,778,448	286,083	9,588,597	(11,653,128)	5,013,196

Total liabilities and shareholders’ equity	$5,014,553	$6,225,271	$454,024	$12,616,335	$(13,315,692)	$10,994,491

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$8,291	$96	$1,259	$432,441	$—	$442,087
Short-term investments	—	—	—	142,158	—	142,158
Accounts receivable, net	—	—	—	1,160,768	—	1,160,768
Inventory	—	—	—	150,118	—	150,118
Deferred income taxes	—	(3,992)	—	32,075	—	28,083
Other current assets	136	60,090	376	182,777	—	243,379

Total current assets	8,427	56,194	1,635	2,100,337	—	2,166,593
Long-term investments and other receivables	—	—	—	239,952	—	239,952
Property, plant and equipment, net	—	49,917	—	7,282,042	—	7,331,959
Goodwill	—	—	—	175,749	—	175,749
Intercompany receivables	185,626	1,177,864	135,284	36,715	(1,535,489)	—
Investment in unconsolidated affiliates	4,718,604	4,388,439	378,237	2,527,973	(11,601,526)	411,727
Other long-term assets	—	20,874	401	170,644	—	191,919

Total assets	$4,912,657	$5,693,288	$515,557	$12,533,412	$(13,137,015)	$10,517,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$224,829	$201	$—	$225,030
Trade accounts payable	755	79	—	424,074	—	424,908
Accrued liabilities	7,796	31,773	4,151	323,673	—	367,393
Income taxes payable	—	135,992	36	(24,500)	—	111,528

Total current liabilities	8,551	167,844	229,016	723,448	—	1,128,859
Long-term debt	—	3,599,404	—	1,129	—	3,600,533
Other long-term liabilities	—	—	—	261,878	—	261,878
Deferred income taxes	—	117,125	(333)	505,731	—	622,523
Intercompany payable	—	—	—	1,535,489	(1,535,489)	—

Total liabilities	8,551	3,884,373	228,683	3,027,675	(1,535,489)	5,613,793

Shareholders’ equity	4,904,106	1,808,915	286,874	9,505,737	(11,601,526)	4,904,106

Total liabilities and shareholders’ equity	$4,912,657	$5,693,288	$515,557	$12,533,412	$(13,137,015)	$10,517,899

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,198,045	$—	$1,198,045
Earnings (losses) from unconsolidated affiliates	—	—	—	(64,427)	—	(64,427)
Earnings (losses) from consolidated affiliates	122,273	40,907	3,986	16,469	(183,635)	—
Investment income	38	1,815	1	7,287	—	9,141
Intercompany interest income	—	14,271	2,248	—	(16,519)	—

Total revenues and other income	122,311	56,993	6,235	1,157,374	(200,154)	1,142,759

Costs and other deductions:
Direct costs	—	—	—	665,287	—	665,287
General and administrative expenses	5,753	148	1	101,567	(126)	107,343
Depreciation and amortization	—	150	—	159,002	—	159,152
Depletion	—	—	—	2,753	—	2,753
Interest expense	—	73,481	2,422	(8,825)	—	67,078
Intercompany interest expense	—	—	—	16,519	(16,519)	—
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	(8,612)	(10,062)	4,974	(3,723)	126	(17,297)

Total costs and other deductions	(2,859)	63,717	7,397	932,580	(16,519)	984,316

Income before income taxes	125,170	(6,724)	(1,162)	224,794	(183,635)	158,443
Income tax (benefit) expense	—	(17,623)	(372)	51,268	—	33,273

Net income	$125,170	$10,899	$(790)	$173,526	$(183,635)	$125,170

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,299,858	$—	$1,299,858
Earnings (losses) from unconsolidated affiliates	—	—	—	(4,451)	—	(4,451)
Earnings (losses) from consolidated affiliates	215,312	139,205	8,344	125,214	(488,075)	—
Investment income	142	127	—	25,913	—	26,182
Intercompany interest income	1,000	19,803	—	—	(20,803)	—

Total revenues and other income	216,454	159,135	8,344	1,446,534	(508,878)	1,321,589

Costs and other deductions:
Direct costs	—	—	—	747,770	—	747,770
General and administrative expenses	4,410	40	29	107,013	(171)	111,321
Depreciation and amortization	—	872	—	135,328	—	136,200
Depletion	—	—	—	13,685	—	13,685
Interest expense	—	45,845	2,860	(2,013)	—	46,692
Intercompany interest expense	—	—	(2,234)	23,037	(20,803)	—
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	—	1,412	2,932	3,582	171	8,097

Total costs and other deductions	4,410	48,169	3,587	1,028,402	(20,803)	1,063,765

Income before income taxes	212,044	110,966	4,757	418,132	(488,075)	257,824
Income tax (benefit) expense	—	(10,448)	1,522	54,706	—	45,780

Net income	$212,044	$121,414	$3,235	$363,426	$(488,075)	$212,044

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$9,257	$(140,556)	$(450)	$634,613	$—	$502,864

Cash flows from investing activities:
Purchases of investments	—	—	—	(16,893)	—	(16,893)
Sales and maturities of investments	—	—	—	22,252	—	22,252
Investment in unconsolidated affiliates	—	—	—	(62,106)	—	(62,106)
Capital expenditures	—	—	—	(390,515)	—	(390,515)
Proceeds from sales of assets and insurance claims	—	—	—	6,881	—	6,881
Cash paid for investments in consolidated affiliates	—	—	—	—	—	—

Net cash provided by (used for) investing activities	—	—	—	(440,381)	—	(440,381)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(8,341)	—	(8,341)
Proceeds from long-term debt	—	1,124,978	—	—	—	1,124,978
Debt issuance costs	—	(8,277)	—	—	—	(8,277)
Intercompany debt	—	(56,575)	56,575	—	—	—
Proceeds from issuance of common shares	526	—	—	—	—	526
Reduction in long-term debt	—	(573,036)	(56,766)	—	—	(629,802)
Gain on repurchase of convertible debt — equity component		(231)				(231)
Purchase of restricted stock	(900)	—	—	—	—	(900)
Tax benefit related to the exercise of stock options	—	103	—	—	—	103
Proceeds from parent contributions	—	—	—	—	—	—
Cash dividends paid	—	—	—	—	—	—

Net cash (used for) provided by financing activities	(374)	486,962	(191)	(8,341)	—	478,056

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(710)	—	(710)

Net (decrease) increase in cash and cash equivalents	8,883	346,406	(641)	185,181	—	539,829
Cash and cash equivalents, beginning of period	8,291	96	1,259	432,441	—	442,087

Cash and cash equivalents, end of period	$17,174	$346,502	$618	$617,622	$—	$981,916

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$4,872	$(424,355)	$(163,530)	$1,014,030	$(150,626)	$280,391

Cash flows from investing activities:
Purchases of investments	—	—	—	(105,725)	—	(105,725)
Sales and maturities of investments	—	—	—	151,725	—	151,725
Investment in unconsolidated affiliates	—	—	—	(15,567)	—	(15,567)
Capital expenditures	—	—	—	(327,931)	—	(327,931)
Proceeds from sales of assets and insurance claims	—	—	—	12,270	—	12,270
Cash paid for investments in consolidated affiliates	(7,800)	(150,626)	—	(163,548)	321,974	—

Net cash provided by (used for) investing activities	(7,800)	(150,626)	—	(448,776)	321,974	(285,228)

Cash flows from financing activities:
Decrease in cash overdrafts	—	—	—	4,515	—	4,515
Proceeds from long-term debt	—	575,219	—	—	—	575,219
Debt issuance costs	—	(3,818)	—	—	—	(3,818)
Proceeds from issuance of common shares	6,769	—	—	—	—	6,769
Repurchase of common shares	—	—	—	(4,166)	—	(4,166)
Purchase of restricted stock	(9,662)	—	—	—	—	(9,662)
Tax benefit related to the exercise of stock options	—	828	—	—	—	828
Proceeds from parent contributions	—	—	163,548	158,426	(321,974)	—
Cash dividends paid	—	—	—	(150,626)	150,626	—

Net cash (used for) provided by financing activities	(2,893)	572,229	163,548	8,149	(171,348)	569,685

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,828)	—	(1,828)

Net (decrease) increase in cash and cash equivalents	(5,821)	(2,752)	18	571,575	—	563,020
Cash and cash equivalents, beginning of period	10,659	2,753	4	517,890	—	531,306

Cash and cash equivalents, end of period	$4,838	$1	$22	$1,089,465	$—	$1,094,326

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of March 31, 2009, and the related consolidated statements of income for each of the three-month periods ended March 31, 2009 and 2008, and the consolidated statements of cash flows and of changes in shareholders’ equity for the three-month periods ended March 31, 2009 and 2008. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of cash flows, and of changes in shareholders’ equity for the year then ended (not presented herein), and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion and its method of accounting for instruments granted in share-based payment transactions. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

/s/  PricewaterhouseCoopers LLP

Houston, Texas
May 8, 2009

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission under Part I, Item 1A. — Risk Factors.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Company,” or “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries.

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

Nabors is the largest land drilling contractor in the world, with approximately 534 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 591 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 172 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 39 platform rigs, 13 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-winged aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities in the U.S., Canada and international areas through both our wholly-owned subsidiaries and our separate joint venture entities in which we have 49.7% ownership interests in the U.S. and international entities and a 50% ownership interest in the Canadian entity. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions.

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

Natural gas prices are the primary drivers of our U.S. Lower 48 Land Drilling and Canadian Contract Drilling operations, while oil prices are the primary driver in our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian well-servicing and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $7.91 per million cubic feet (mcf) during the period from April 1, 2008 through March 31, 2009, up from a $7.32 per mcf average during the period from April 1, 2007 through March 31, 2008. West Texas intermediate spot oil prices (per Bloomberg) averaged $86.68 per barrel during the period from April 1, 2008 through March 31, 2009, up from a $81.97 per barrel average during the period from April 1, 2007 through March 31, 2008.

While average spot prices over the preceding two years reflect increasing natural gas and oil prices, beginning in the fourth quarter of 2008, there was a significant reduction in the demand for natural gas that was caused, at least in part, by the significant deterioration of the global economic environment including the extreme volatility in the capital and credit markets. This resulted in gas prices declining significantly by approximately 50% from the third quarter of 2008 average of $9.07 per mcf to the first quarter of 2009 average of $4.56 per mcf. Oil prices also declined significantly by approximately 63% from the third quarter of 2008 average of $118.23 per barrel to the first quarter of 2009 average of $43.18 per barrel. The following table sets forth natural gas and oil price data per Bloomberg for each quarter over the preceding two years:

Commodity prices:

	Gas(1)				Oil(2)
	Twelve-Month				Twelve-Month
	Period Ended				Period Ended
	March 31,	March 31,	Increase/		March 31,	March 31,	Increase/
Time Period	2009	2008	(Decrease)		2009	2008	(Decrease)

April — June	$11.36	$7.53	$3.83	51%	$123.80	$64.95	$58.85	91%
July — September	9.07	6.18	2.89	47%	118.23	75.24	42.99	57%
October — December	6.42	6.98	(.56)	(8)%	59.06	90.49	(31.43)	(35)%
January — March	4.56	8.64	(4.08)	(47)%	43.18	97.86	(54.68)	(56)%

12 month average	7.91	7.32			86.68	81.97

(1)	Represents the Henry Hub natural gas spot price ($/million cubic feet (mcf))

(2)	Represents the Average West Texas intermediate crude oil spot price ($/barrel)

The factors affecting natural gas and oil prices, as discussed above, are also adversely affecting our customers’ spending plans for exploration, production and development activities which has had a significant negative impact on our operations beginning in the latter part of 2008 and could materially affect our future financial results.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended March 31, 2009 totaled $1.1 billion, representing a decrease of $161.8 million, or 12% as compared to the three months ended March 31, 2008. Adjusted income derived from operating activities and net income for the three months ended March 31, 2009 totaled $199.1 million and $125.2 million ($.44 per diluted share), respectively, representing decreases of 30% and 41%, respectively, compared to the three months ended March 31, 2008.

Our operating results were negatively impacted as a result of non-cash pre-tax charges arising from an oil and gas ceiling test writedown. Our Earnings (losses) from unconsolidated affiliates includes an impairment charge of $75.0 million, representing our proportionate share of a non-cash pre-tax ceiling test writedown from our U.S. joint venture during the three months ended March 31, 2009. Additionally, the decrease in our adjusted income derived from operating activities during the three months ended March 31, 2009 compared to the prior year quarter related to our U.S. Well-servicing and Canada Contract Drilling and well-servicing operations where activity levels have decreased substantially in response to uncertainty in the financial markets and commodity price deterioration. Operating results were further negatively impacted by higher levels of depreciation expense due to our recent capital expenditures. Partially offsetting the decreases in our adjusted income derived from operating activities were the increases in operating results from our U.S. Offshore and International operations and, to a lesser extent, from our Alaska operations.

Our operating results for 2009 are expected to decrease from levels realized during 2008 given our current expectation of the continuation of lower commodity prices during 2009 and the related impact on drilling and well-servicing activity and dayrates. The decrease in drilling activity and dayrates is expected to have a significant impact on our U.S. Lower 48 Land Drilling and our U.S. Land Well-servicing operations. In our U.S. Lower 48 Land Drilling operations, our rig count has decreased from 152 rigs at March 31, 2009 to 133 rigs currently operating as of May 4, 2009. Our Well-servicing activity is down approximately 10% from March 31, 2009 of 55,406 hours when compared to rig hours for April 2009. We expect our International operations to increase during 2009 resulting from the deployment of new and incremental rigs under long-term contracts and the renewal of multi-year contracts.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended March 31,		Increase/
	2009	2008	(Decrease)
(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$389,879	$407,061	$(17,182)	(4)%
U.S. Land Well-servicing	134,362	171,141	(36,779)	(21)%
U.S. Offshore	60,392	51,455	8,937	17%
Alaska	62,782	54,369	8,413	15%
Canada	112,145	178,852	(66,707)	(37)%
International	342,656	303,572	39,084	13%

Subtotal Contract Drilling(2)	1,102,216	1,166,450	(64,234)	(6)%
Oil and Gas(3)(4)	(60,044)	14,040	(74,084)	(528)%
Other Operating Segments(5)(6)	156,917	165,782	(8,865)	(5)%
Other reconciling items(7)	(65,471)	(50,865)	(14,606)	(29)%

Total	$1,133,618	$1,295,407	$(161,789)	(12)%

Adjusted income (loss) derived from operating activities:(8)
Contract Drilling:
U.S. Lower 48 Land Drilling	$129,242	$126,871	$2,371	2%
U.S. Land Well-servicing	13,658	30,386	(16,728)	(55)%
U.S. Offshore	16,830	6,458	10,372	161%
Alaska	20,825	17,783	3,042	17%
Canada	13,175	41,973	(28,798)	(69)%
International	102,975	90,650	12,325	14%

Subtotal Contract Drilling(2)	296,705	314,121	(17,416)	(6)%
Oil and Gas(3)(4)	(71,334)	(4,852)	(66,482)	n/a (9)
Other Operating Segments(5)(6)	19,104	12,434	6,670	54%
Other reconciling items(10)	(45,392)	(35,272)	(10,120)	(29)%

Total	199,083	286,431	(87,348)	(30)%
Interest expense	(67,078)	(46,692)	(20,386)	(44)%
Investment income	9,141	26,182	(17,041)	(65)%
(Losses) gains on sales, retirements and impairments of long-lived assets and other income (expense), net	17,297	(8,097)	25,394	314%

Income before income taxes	$158,443	$257,824	$(99,381)	(39)%

Rig activity:
Rig years:(11)
U.S. Lower 48 Land Drilling	192.8	225.7	(32.9)	(15)%
U.S. Offshore	15.3	16.1	(.8)	(5)%
Alaska	11.9	10.6	1.3	12%
Canada	34.4	49.4	(15.0)	(30)%
International(12)	114.0	117.8	(3.8)	(3)%

Total rig years	368.4	419.6	(51.2)	(12)%

Rig hours:(13)
U.S. Land Well-servicing	179,567	259,477	(79,910)	(31)%
Canada Well-servicing	50,224	79,137	(28,913)	(37)%

Total rig hours	229,791	338,614	(108,823)	(32)%

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $1.3 million and $6.8 million for the three months ended March 31, 2009 and 2008, respectively.

(3)	Represents our oil and gas exploration, development and production operations. Includes $(75.0) million, representing our proportionate share of non-cash pre-tax ceiling test writedown from our U.S. joint venture for the three months ended March 31, 2009.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $(72.2) million and $(17.9) million for the three months ended March 31, 2009 and 2008, respectively.

(5)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for by the equity method, of $6.5 million and $6.7 million for the three months ended March 31, 2009 and 2008, respectively.

(7)	Represents the elimination of inter-segment transactions.

(8)	Adjusted income derived from operating activities is computed by: subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

(9)	The percentage is so large that it is not meaningful.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(12)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 2.8 years and 4.0 years during the three months ended March 31, 2009 and 2008, respectively.

(13)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$389,879	$407,061	$(17,182)	(4)%
Adjusted income derived from operating activities	$129,242	$126,871	$2,371	2%
Rig years	192.8	225.7	(32.9)	(15)%

Operating revenues and Earnings from unconsolidated affiliates decreased during the three months ended March 31, 2009 compared to the prior year quarter primarily due to a decline in drilling activity driven by lower natural gas prices beginning in the fourth quarter of 2008 and diminished demand as customers released rigs and delayed drilling projects in response to the nation’s economic recession. Operating revenues earned during the three months ended March 31, 2009 includes $31.3 million related to early contract termination revenue including approximately $5.4 million which would have been earned during the quarter regardless of early termination. Additional revenues corresponding to early termination of contracts are expected to be recognized after the first fiscal quarter.

The increase in adjusted income derived from operating activities during the three months ended March 31, 2009 over the prior year quarter reflects the impact of early contract termination revenues for which there are no associated direct costs. This increase was partially offset by higher depreciation expense related to capital expansion projects completed in recent years.

U.S. Land Well-servicing.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$134,362	$171,141	$(36,779)	(21)%
Adjusted income derived from operating activities	$13,658	$30,386	$(16,728)	(55)%
Rig hours	179,567	259,477	(79,910)	(31)%

Operating results decreased during the three months ended March 31, 2009 over the prior year quarter as a result of lower rig utilization driven by lower customer demand stemming from lower oil prices. Operating results were further negatively impacted as a result of higher depreciation expense related to capital expansion projects completed in recent years.

U.S. Offshore.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$60,392	$51,455	$8,937	17%
Adjusted income derived from operating activities	$16,830	$6,458	$10,372	161%
Rig years	15.3	16.1	(.8)	(5)%

The increase in operating results during the three months ended March 31, 2009 as compared to the prior year quarter primarily resulted from higher average dayrates and utilization for the MASE® platform drilling rigs and the Sundowner platform workover rigs, partially offset by declining average dayrates and utilization of our Barge drilling and workover rigs.

Alaska.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$62,782	$54,369	$8,413	15%
Adjusted income derived from operating activities	$20,825	$17,783	$3,042	17%
Rig years	11.9	10.6	1.3	12%

The increase in operating results during the three months ended March 31, 2009 as compared to the prior year quarter is primarily due to increases in average dayrates and drilling activity. Drilling activity levels have continued to increase as a result of the deployment and utilization of rigs added to the fleet.

Canada.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$112,145	$178,852	$(66,707)	(37)%
Adjusted income derived from operating activities	$13,175	$41,973	$(28,798)	(69)%
Rig years	34.4	49.4	(15.0)	(30)%
Rig hours	50,224	79,137	(28,913)	(37)%

The decrease in operating results during the three months ended March 31, 2009 as compared to the prior year quarter resulted from an overall decrease in drilling and well-servicing dayrates and activity due to lower customer demand for drilling and well-servicing operations. Our operating results for the three months ended March 31, 2009 were further negatively impacted by the economic uncertainty in the Canadian drilling market and the financial market instability. Additionally, operating results were negatively impacted by increased operating expenses, including depreciation expense related to capital expansion projects.

International.  The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$342,656	$303,572	$39,084	13%
Adjusted income derived from operating activities	$102,975	$90,650	$12,325	14%
Rig years	114.0	117.8	(3.8)	(3)%

The increase in operating results during the three months ended March 31, 2009 as compared to the prior year quarter resulted primarily from higher average dayrates from 2 jackup rigs deployed in Saudi Arabia during the second quarter of 2008. Operating results were also positively impacted by increases in average dayrates for our new and incremental rigs added and deployed during 2008 in Qatar, Australia and Saudi Arabia markets. These increases were partially offset by a reduction in utilization resulting from idling lower dayrate rigs across other markets.

Oil and Gas

This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$(60,044)	$14,040	$(74,084)	(528)%
Adjusted (loss) income derived from operating activities	$(71,334)	$(4,852)	$(66,482)	n/a	(1)

(1)	The percentage is so large that it is not meaningful.

Our operating results decreased during the three months ended March 31, 2009 as compared to the prior year quarter as a result of our U.S. joint venture’s non-cash pre-tax ceiling test writedown, of which our proportionate share totaled $75.0 million. This writedown resulted from the ceiling test application of the full cost method of accounting for costs related to oil and natural gas properties. Our U.S. joint venture used a quarter end price of $3.78 per mcf for natural gas in calculating the ceiling test limitation. Excluding this charge, operating results from our joint ventures increased during the three months ended March 31, 2009 as compared to prior year quarter as a result of lower depletion charges and mark-to-market unrealized losses from derivative instruments because our joint ventures began to apply hedge accounting to their derivative instruments subsequent to March 31, 2008.

Operating results from our wholly owned Ramshorn business unit decreased during the three months ended March 31, 2009 as compared to the prior year quarter primarily as a result of a decrease of $12.3 million in gains recorded from the sale of oil and gas properties.

Other Operating Segments

These operations include our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$156,917	$165,782	$(8,865)	(5)%
Adjusted income derived from operating activities	$19,104	$12,434	$6,670	54%

Operating revenues and Earnings from unconsolidated affiliates decreased during the three months ended March 31, 2009 compared to the prior year quarter primarily as a result of lower demand in the U.S. and Canadian drilling markets for rig instrumentation and data collection services to oil and gas exploration companies and decreases in customer demand for our construction and logistics services in Alaska.

The increase in our adjusted income derived from operating activities during the first quarter ended March 31, 2009 as compared to the prior year quarter resulted from increased top drive sales and higher margins on top drive sales.

OTHER FINANCIAL INFORMATION

General and administrative expenses

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages)

General and administrative expenses	$107,343	$111,321	$(3,978)	(4)%
General and administrative expenses as a percentage of operating revenues	9.5%	8.6%	.9%	10.5%

General and administrative expenses decreased during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily as a result of a decrease of approximately $3.0 million in wages and burden because of reduced numbers of employees required to support operations in most of our operating segments. General and administrative expenses as a percentage of operating revenues increased primarily due to lower revenues during the three months ended March 31, 2009.

Depreciation and amortization, and depletion expense

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages)

Depreciation and amortization expense	$159,152	$136,200	$22,952	17%
Depletion expense	$2,753	$13,685	$(10,932)	(80)%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three months ended March 31, 2009 compared to the prior year quarter as a result of continued capital expenditures.

Depletion expense.  Depletion expense decreased during the three months ended March 31, 2009 compared to the prior year quarter primarily as a result of decreased natural gas production volumes.

Interest expense

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages)

Interest expense	$67,078	$46,692	$20,386	44%

Interest expense increased during the three months ended March 31, 2009 compared to the prior year quarter as a result of the interest expense related to our February 2008 and July 2008 issuances of $575 million aggregate principal amount and $400 million aggregate principal amount, respectively, of 6.15% senior notes due February 2018 and our January 2009 issuance of $1.125 billion aggregate principal amount of 9.25% senior notes due January 2019. The increase is partially offset by our repurchases of $760.6 million par value of our $2.75 billion 0.94% senior exchangeable notes during 2008 and the three months ended March 31, 2009.

Investment income

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
(In thousands, except percentages)

Investment income	$9,141	$26,182	$(17,041)	(65)%

Investment income for the three months ended March 31, 2009 includes a gain of $3.7 million from our trading securities and interest income of $5.8 million from our other cash, short-term and long-term investments. Investment income for the three months ended March 31, 2008 included a gain of $31.2 million from our trading securities and interest income of $11.8 million from our other cash, short-term and long-term investments, partially offset by a loss from the portion of our long-term investments comprised of our actively managed funds.

Gains (losses) on sales, retirements and impairments of long-lived assets and other income (expense), net

	Three Months Ended
	March 31,
	2009	2008	Increase (Decrease)
(In thousands, except percentages)

Gains (losses) on sales, retirements and impairments of long-lived assets and other income (expense), net	$17,297	$(8,097)	$25,394	314%

The amount of gains (losses) on sales, retirements and impairments of long-lived assets and other income (expense), net for the three months ended March 31, 2009 includes pre-tax gains of $15.7 million recognized on purchases of our $2.75 billion 0.94% senior exchangeable notes due 2011 and a gain of $2.7 million on the fair value of our range cap and floor derivative. These gains are partially offset by losses on retirements of long-lived assets of $1.4 million and increases to litigation reserves of $1.8 million.

The amount of gains (losses) on sales, retirements and impairments of long-lived assets and other income (expense), net for the three months ended March 31, 2008 includes losses on retirements and impairment charges on long-lived assets of approximately $4.5 million, increases to litigation reserves of $1.6 million and a loss of $1.4 million on a derivative contract related to an interest rate swap.

Income tax rate

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)

Effective Tax Rate	21.0%	17.8%	3.2%	18%

The increase in our effective income tax rate during the three months ended March 31, 2009 is a result of the proportion of income generated in the U.S. versus the international jurisdictions in which we operate. Income generated in the U.S. is generally taxed at a higher rate than international jurisdictions.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2009 and 2008.

Operating Activities.  Net cash provided by operating activities totaled $502.9 million during the three months ended March 31, 2009 compared to net cash provided by operating activities of $280.4 million during the prior year quarter. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows.

Investing Activities.  Net cash used for investing activities totaled $440.4 million during the three months ended March 31, 2009 compared to net cash used for investing activities of $285.2 million during the prior year quarter. During the three months ended March 31, 2009 and 2008, cash was primarily used for capital expenditures totaling $390.5 million and $327.9 million, respectively, and investment in unconsolidated affiliates totaling $62.1 million and $15.6 million, respectively. During the three months ended March 31, 2009 and 2008, cash was provided by sales of investments, net of purchases, totaling $5.4 million and $46.0 million, respectively.

Financing Activities.  Net cash provided by financing activities totaled $478.1 million during the three months ended March 31, 2009 compared to net cash provided by financing activities of $569.7 million during the prior year quarter. During the three months ended March 31, 2009, cash was provided by the receipt of $1.1 billion in proceeds, net of debt issuance costs, from the January 2009 issuance of $1.125 billion 9.25% senior notes due 2019 and cash totaling $572.3 million and $56.8 million was used to purchase our $2.75 billion 0.94% senior exchangeable notes due 2011 and our $225 million 4.875% senior notes, respectively, and $.7 million in cash was used to purchase other long-term obligations.

Future Cash Requirements

As of March 31, 2009, we had long-term debt, including current maturities, of $4.3 billion and cash and cash equivalents and investments of $1.4 billion, including $254.7 million of long-term investments and other receivables. Long-term investments and other receivables include $240.3 million in oil and gas financing receivables.

Our $225 million 4.875% senior notes are due in August 2009 and were reclassified from long-term debt to current portion of long-term debt in our balance sheet as of September 30, 2008. During the three months ended March 31, 2009, we repurchased $56.6 million par value of these senior notes for cash totaling $56.8 million.

Our $2.75 billion 0.94% senior exchangeable notes due 2011 provide that upon an exchange of these notes, we will be required to pay holders of the notes cash up to the principal amount of the notes and our common shares for any amount that the exchange value of the notes exceeds the principal amount of the notes. The notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate for the notes; or upon the occurrence of specified corporate transactions set forth in the indenture. On May 4, 2009, the market price for our shares closed at $16.94. If any of the events described above were to occur and the notes were exchanged at a purchase price equal to 100% of the principal amount of the notes, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that in the event that the price of our shares were to exceed $59.57 for the required period of time that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes to other investors on the open market. However, there can be no assurance that the holders would not exchange the notes.

During 2008 and the three months ended March 31, 2009 we purchased $760.6 million par value of our $2.75 billion 0.94% senior exchangeable notes due 2011 in the open market for cash totaling $649.1 million, leaving approximately $2.0 billion par value outstanding.

As of March 31, 2009, we had outstanding purchase commitments of approximately $494.1 million, primarily for rig-related enhancing, construction and sustaining capital expenditures and other operating expenses. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to be approximately $.8-1.0 billion, including currently planned rig-related enhancing, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway or planned. These programs have resulted in an expansion in the number of drilling and well-servicing rigs that we own and operate and consist primarily of land drilling and well-servicing rigs. Our expansion of our capital expenditure programs to build new state-of-the-art drilling rigs is expected to impact a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Alaska, Canada and International operations.

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

Our 2008 Annual Report on Form 10-K includes our contractual cash obligations as of December 31, 2008. As a result of the issuance of Nabors Delaware’s $1.125 billion 9.25% senior notes due 2019 and our repurchases of a portion of our $2.75 billion 0.94% senior exchangeable notes (see Note 5), we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to commitments as of March 31, 2009:

	Payments Due by Period
(In thousands)	Total	< 1 Year		1-3 Years		3-5 Years		Thereafter

Contractual cash obligations:
Long-term debt:
Principal	$4,533,826	$168,713	(1)	$1,989,946	(2)	$275,167	(3)	$2,100,000	(4)
Interest	1,683,101	201,672		385,771		335,495		760,163

Total contractual cash obligations	$6,216,927	$370,385		$2,375,717		$610,662		$2,860,163

(1)	Represents the remaining portion of Nabors Holdings’ $225 million 4.875% senior notes due August 2009.

(2)	Represents the remaining portion of Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due May 2011.

(3)	Includes Nabors Delaware’s $275 million 5.375% senior notes due August 2012.

(4)	Represents Nabors Delaware’s aggregate $975 million 6.15% senior notes due February 2018 and $1.125 billion 9.25% senior notes due February 2019.

No other significant changes have occurred to the contractual cash obligations information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. This program supersedes and cancels our previous share repurchase program. Through March 31, 2009, $464.5 million of our common shares had been repurchased under this program. As of March 31, 2009, we had the capacity to repurchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.

See Note 8 to the accompanying unaudited consolidated financial statements for discussion of commitments and contingencies relating to (i) new employment agreements, effective April 1, 2009, that could result in significant cash payments of $100 million and $50 million to Messrs. Isenberg and Petrello, respectively, by the Company if there are terminations of these executives in the event of death or disability or cash payments of $100 million and $58 million to Messrs. Isenberg and Petrello, respectively, by the Company if there are terminations of these executives without cause or in the event of a change in control and (ii) off-balance sheet arrangements (including guarantees).

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of March 31, 2009, we had cash and cash equivalents and investments of $1.4 billion (including $254.7 million of long-term investments and other receivables, inclusive of $240.3 million in oil and gas financing receivables) and working capital of $1.5 billion. Oil and gas financing receivables are classified as long-term investments. These receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. This compares to cash and cash equivalents and investments of $826.1 million (including $240.0 million of long-term investments and other receivables, inclusive of $224.2 million in oil and gas financing receivables) and working capital of $1.0 billion as of December 31, 2008.

Our gross funded debt to capital ratio was 0.44:1 as of March 31, 2009 and 0.41:1 as of December 31, 2008. Our net funded debt to capital ratio was 0.35:1 as of March 31, 2009 and 0.35:1 as of December 31, 2008. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments and other receivables. Capital is defined as shareholders’ equity. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. The gross funded debt to capital ratio and the net funded debt to capital ratio are not measures of operating performance or liquidity defined by GAAP and therefore, they may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio from continuing operations was 15.7:1 as of March 31, 2009 and 20.7:1 as of December 31, 2008. The interest coverage ratio is a trailing twelve-month computation of the sum of income before income taxes, interest expense, depreciation and amortization, depletion expense, goodwill and intangible asset impairments and our proportionate share of non-cash pre-tax ceiling test writedowns from our oil and gas joint ventures less investment income and then dividing by cash interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

We have four letter of credit facilities with various banks as of March 31, 2009. Availability and borrowings under our credit facilities as of March 31, 2009 are as follows:

(In thousands)

Credit available	$295,045
Letters of credit outstanding	178,133

Remaining availability	$116,912

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Fitch Ratings, Moody’s Investor Service and Standard & Poor’s, which are currently “BBB+”, “Baa1” and “BBB+”, respectively, and our historical ability to access those markets as needed. However, recent instability in the global financial markets has resulted in a significant reduction in the availability of funds from capital markets and other credit markets and as a result, our ability to access these markets at this time may be significantly reduced. In addition, Standard & Poor’s recently affirmed its BBB+

credit rating, but revised its outlook to negative from stable due primarily to worsening industry conditions. A credit downgrade by Standard & Poor’s may impact our ability to access credit markets.

Our current cash and cash equivalents, investments and projected cash flows generated from current operations are expected to adequately finance our purchase commitments, our scheduled debt service requirements, and all other expected cash requirements for the next twelve months.

Other Matters

Recent Legislation and Actions

In February 2009 Congress enacted the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”). The Stimulus Act is intended to provide a stimulus to the U.S. economy, including relief to companies related to income on debt repurchases and exchanges at a discount, expansion of unemployment benefits to former employees and other social welfare provisions. The Stimulus Act has not had a significant impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements for assets and liabilities. We adopted and applied the provisions of SFAS No. 157 to our financial assets and liabilities on January 1, 2008 and our nonfinancial assets and liabilities on January 1, 2009. The disclosures and related fair value measures are provided in Note 3.

In December 2007 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” This statement retains the fundamental requirements in SFAS No. 141, “Business Combinations” that the acquisition method of accounting be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any noncontrolling interest. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and will apply it to future acquisitions.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In May 2008 the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Effective January 1, 2009, we adopted the provisions of this FSP and applied them, on a retrospective basis, to our consolidated financial statements. The impact of this FSP is provided in Note 5.

In June 2008 the FASB issued FSP EITF (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This EITF provides that securities which are granted in share-based transactions are “participating securities” prior to vesting if they have a nonforfeitable right to participate in any dividends, and such securities therefore, should be included in computing basic earnings per share. Effective January 1, 2009, we adopted the provisions of this EITF and applied them, on a retrospective basis, to our consolidated financial statements. The impact of this EITF is provided in Note 9.

In December 2008 the SEC issued a Final Rule, “Modernization of Oil and Gas Reporting.” This Final Rule revises certain oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Exchange Act, as well as Industry Guide 2. The amendments are designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use a trailing twelve month average natural gas and oil price when performing the full cost ceiling test calculation which will impact the accounting by our oil and gas joint ventures. The disclosure requirements are effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009. We are currently evaluating the impact that this Final Rule may have on our consolidated financial statements.

In April 2009 the FASB issued FSP SFAS No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed.” This FSP provides additional guidance for determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that this FSP may have on our consolidated financial statements.

In April 2009 the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes the method for determining whether an other-than-temporary impairment exists with respect to debt securities. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that this FSP may have on our consolidated financial statements.

In April 2009 the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP increases the frequency of fair value disclosures as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” from annual only to quarterly reporting periods. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that this FSP may have on our consolidated financial statements.

Critical Accounting Estimates

We disclosed our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2008. No significant changes have occurred to those policies except our adoption of

SFAS No. 157 to our nonfinancial assets and liabilities effective January 1, 2009. See Note 3 for additional discussion.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to market risks through changes in interest rates and foreign currency risk arising from our operations in international markets as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in our exposure to market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and principal accounting and financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chairman and Chief Executive Officer and principal accounting and financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer and principal accounting and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes during the three months ended March 31, 2009 in our “Risk Factors” as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of our common stock to satisfy tax withholding obligations during the three months ended March 31, 2009 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program
	(In thousands, except average price paid per share)

January 1 — January 31, 2009	—	$13.32	—	—
February 1 — February 28, 2009	26	$9.25	—	—
March 1 — March 31, 2009	75	$8.77	—	—

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan. The 2003 Employee Stock Plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

Exhibits

Exhibit
No.	Description

15	Awareness Letter of Independent Accountants.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by R. Clark Wood, principal accounting and financial officer of Nabors Industries Ltd.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and R. Clark Wood, principal accounting and financial officer of Nabors Industries Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and Chief Executive Officer

By:	/s/ R. Clark Wood
R. Clark Wood
Principal accounting and financial officer

Date: May 8, 2009