Form 10-Q
period 2009-06-30
NABORS INDUSTRIES LTD
filed 2009-07-31
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
YES ☐   NO ☑
The number of common shares, par value $.001 per share, outstanding as of July 29, 2009 was 284,040,728. In addition, our subsidiary, Nabors Exchangeco (Canada) Inc., had 101,392 exchangeable shares outstanding as of July 29, 2009 that are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to voting rights and the right to receive dividends, if any.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
INDEX

Page No.
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and 2008	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	5

Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2009 and 2008	6

Notes to Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. Controls and Procedures	57

PART II OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 4. Submission of Matters to a Vote of Security Holders	59

Item 6. Exhibits	60

Signatures	61
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,023,653	$442,087
Short-term investments	172,787	142,158
Accounts receivable, net	787,653	1,160,768
Inventory	134,017	150,118
Deferred income taxes	22,837	28,083
Other current assets	161,214	243,379

Total current assets	2,302,161	2,166,593
Long-term investments and other receivables	140,101	239,952
Property, plant and equipment, net	7,621,186	7,331,959
Goodwill	162,812	175,749
Investment in unconsolidated affiliates	433,955	411,727
Other long-term assets	209,147	191,919

Total assets	$10,869,362	$10,517,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$168,699	$225,030
Trade accounts payable	262,545	424,908
Accrued liabilities	367,005	367,393
Income taxes payable	46,250	111,528

Total current liabilities	844,499	1,128,859
Long-term debt	4,063,288	3,600,533
Other long-term liabilities	267,178	261,878
Deferred income taxes	646,573	622,523

Total liabilities	5,821,538	5,613,793

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 312,441 and 312,343, respectively	312	312
Capital in excess of par value	2,226,694	2,129,415
Accumulated other comprehensive income	167,775	53,520
Retained earnings	3,630,916	3,698,732
Less: treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,047,824	4,904,106

Total liabilities and shareholders’ equity	$10,869,362	$10,517,899

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenues and other income:
Operating revenues	$867,869	$1,282,400	$2,065,914	$2,582,258
Earnings (losses) from unconsolidated affiliates	(8,127)	(4,033)	(72,554)	(8,484)
Investment income	18,248	25,057	27,389	51,239

Total revenues and other income	877,990	1,303,424	2,020,749	2,625,013

Costs and other deductions:
Direct costs	453,922	740,178	1,119,209	1,487,948
General and administrative expenses	163,808	116,914	271,151	228,235
Depreciation and amortization	165,974	148,813	325,126	285,013
Depletion	2,590	7,343	5,343	21,028
Interest expense	66,027	49,375	133,105	96,067
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	6,469	3,158	(10,828)	11,255
Impairments and other charges	227,083	—	227,083	—

Total costs and other deductions	1,085,873	1,065,781	2,070,189	2,129,546

Income (loss) before income taxes	(207,883)	237,643	(49,440)	495,467
Income tax expense (benefit):
Current	(43,425)	39,759	6,032	139,052
Deferred	28,528	21,471	12,344	(32,042)

Total income tax expense (benefit)	(14,897)	61,230	18,376	107,010

Net income (loss)	$(192,986)	$176,413	$(67,816)	$388,457

Earnings (losses) per share:
Basic	$(.68)	$.63	$(.24)	$1.38
Diluted	$(.68)	$.60	$(.24)	$1.34

Weighted-average number of common shares outstanding:
Basic	283,154	280,851	283,126	280,508
Diluted	283,154	294,487	283,126	290,133
The details of credit related impairments to investments and reconciliation to Impairments and other charges are presented below:

Three and Six Months
Ended
(In thousands)	June 30, 2009
Gross impairments before credit related impairment	$191,434
Total other-than-temporary impairment	$40,300
Less other-than-temporary impairment recognized in other comprehensive income (loss)	(4,651)

Credit related impairment on investment	35,649

Impairments and other charges (Note 3)	$227,083

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008
		(As adjusted)
Cash flows from operating activities:
Net income (loss)	$(67,816)	$388,457
Adjustments to net income:
Depreciation and amortization	325,126	285,013
Depletion	5,343	21,028
Deferred income tax expense (benefit)	12,344	(32,042)
Deferred financing costs amortization	3,279	4,356
Pension liability amortization and adjustments	99	142
Discount amortization on long-term debt	45,947	65,756
Amortization of loss on hedges	290	263
Impairments and other charges	227,083	—
Losses on long-lived assets, net	6,886	10,407
Gains on investments, net	(13,594)	(28,203)
Gains on debt retirement, net	(15,969)	—
Gains on derivative instruments	(968)	(157)
Share-based compensation	99,662	19,904
Foreign currency transaction losses (gains), net	690	(725)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	81,053	15,232
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	379,283	(59,492)
Inventory	16,888	6,152
Other current assets	83,530	(43,555)
Other long-term assets	(21,735)	(14,020)
Trade accounts payable and accrued liabilities	(99,039)	(55,954)
Income taxes payable	(76,675)	38,961
Other long-term liabilities	15,608	10,472

Net cash provided by operating activities	1,007,315	631,995

Cash flows from investing activities:
Purchases of investments	(22,614)	(190,509)
Sales and maturities of investments	39,592	399,669
Investment in unconsolidated affiliates	(100,670)	(47,452)
Capital expenditures	(710,849)	(751,825)
Proceeds from sales of assets and insurance claims	12,791	16,998

Net cash used for investing activities	(781,750)	(573,119)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(15,715)	15,771
Proceeds from long-term debt	1,124,978	575,219
Debt issuance costs	(8,699)	(4,460)
Proceeds from issuance of common shares	549	53,587
Reduction in long-term debt	(745,212)	(171,788)
Repurchase of equity component of convertible debt	(1,541)	—
Repurchase of common shares	—	(150,114)
Purchase of restricted stock	(1,496)	(11,667)
Tax benefit related to the exercise of stock options	105	4,771

Net cash provided by financing activities	352,969	311,319

Effect of exchange rate changes on cash and cash equivalents	3,032	2,320

Net increase in cash and cash equivalents	581,566	372,515
Cash and cash equivalents, beginning of period	442,087	531,306

Cash and cash equivalents, end of period	$1,023,653	$903,821

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
				Unrealized
				Gains
	Common Shares		Capital in	(losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity
Balances, December 31, 2008, as adjusted	312,343	$312	$2,129,415	$(36,960)	$95,782	$(5,302)	$3,698,732	$(977,873)	$4,904,106

Comprehensive income (loss):
Net loss							(67,816)		(67,816)
Translation adjustment					44,317				44,317
Unrealized gains/(losses) on marketable securities, net of income tax benefit of $1,015				41,918					41,918
Unrealized gains/(losses) on adjusted basis for marketable debt security, net of income tax benefit of $1,767				(2,884)					(2,884)
Less: reclassification adjustment for (gains)/ losses included in net loss, net of income tax benefit of $4,940				30,752					30,752
Pension liability amortization, net of income taxes of $37						63			63
Amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $9						89			89

Total comprehensive income (loss)	—	—	—	69,786	44,317	152	(67,816)	—	46,439

Issuance of common shares for stock options exercised	91		549						549
Nabors Exchangeco shares exchanged	3								—
Repurchase of equity component of convertible debt			(1,541)						(1,541)
Tax benefit related to stock option exercises			105						105
Restricted stock awards, net	4		(1,496)						(1,496)
Share-based compensation			99,662						99,662

Subtotal	98	—	97,279	—	—	—	—	—	97,279

Balances, June 30, 2009	312,441	$312	$2,226,694	$32,826	$140,099	$(5,150)	$3,630,916	$(977,873)	$5,047,824

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
				Unrealized
				Gains
	Common Shares		Capital in	(Losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity
Balances, December 31, 2007, as adjusted	305,458	$305	$2,133,579	$281	$324,647	$(2,293)	$3,222,995	$(877,935)	$4,801,579

Comprehensive income (loss):
Net income							388,457		388,457
Translation adjustment					(29,954)				(29,954)
Unrealized gains on marketable securities, net of income taxes of $723				107,154					107,154
Less: reclassification adjustment for gains included in net income, net of income taxes of $270				(687)					(687)
Pension liability amortization, net of income taxes of $54						88			88
Unrealized gain and amortization of (gains) losses on cash flow hedges, net of income taxes of $253						476			476

Total comprehensive income (loss)	—	—	—	106,467	(29,954)	564	388,457	—	465,534

Issuance of common shares for stock options exercised	2,341	2	53,585						53,587
Nabors Exchangeco shares exchanged	14								—
Issuance of 468 treasury shares related to conversion of notes			(16,146)					16,146	—
Repurchase of 3,650 treasury shares								(150,114)	(150,114)
Tax benefit related to stock option exercises			5,884						5,884
Restricted stock awards, net	1,583	2	(11,669)						(11,667)
Share-based compensation			19,904						19,904

Subtotal	3,938	4	51,558	—	—	—	—	(133,968)	(82,406)

Balances, June 30, 2008, as adjusted	309,396	$309	$2,185,137	$106,748	$294,693	$(1,729)	$3,611,452	$(1,011,903)	$5,184,707

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Nature of Operations
     Nabors is the largest land drilling contractor in the world, with approximately 531 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 594 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 172 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 40 platform rigs, 13 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities in the U.S., Canada and international areas through both our wholly-owned subsidiaries and our separate joint venture entities in which we have 49.7% ownership interests in the U.S. and international entities and a 50% ownership interest in the Canadian entity. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions.
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
     Effective January 1, 2009, Nabors changed its method of accounting for certain of its convertible debt instruments in accordance with Financial Staff Position (“FSP”) APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Additionally, Nabors changed its method for calculating its basic and diluted earnings per share using the two-class method in accordance with EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” financial information and earnings per share calculations for prior periods have been adjusted to reflect retrospective application of the FSP and EITF. See Notes 7 and 11 for additional information.
     As used in the Report, “we,” “us,” “our,” “the Company” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes our subsidiaries and “Nabors Delaware” means Nabors Industries, Inc., a Delaware corporation and our subsidiary.
Note 2 Summary of Significant Accounting Policies
Interim Financial Information
     The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, and Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on May 29, 2009. In our management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2009, the results of our operations for the three and six months ended June 30, 2009 and 2008, and our cash flows for the six months ended June 30, 2009 and 2008, in accordance with GAAP. Interim results for the three and six months ended June 30, 2009 may not be indicative of results that will be realized for the full year ending December 31, 2009.
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
     The Company has evaluated subsequent events through July 31, 2009, up to the time of filing this Form 10-Q with the SEC.
Principles of Consolidation
     Our consolidated financial statements include the accounts of Nabors, all majority owned and non-majority owned subsidiaries required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46R”). Our consolidated financial statements exclude majority-owned entities for which we do not have either (1) the ability to control the operating and financial decisions and policies of that entity or (2) a controlling financial interest in a variable interest entity. All significant intercompany accounts and transactions are eliminated in consolidation.
     Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss), and our investment in these entities is included as a single amount in our consolidated balance sheets. Investments in unconsolidated affiliates accounted for using the equity method totaled $433.1 million and $410.8 million and investments in unconsolidated affiliates accounted for using the cost method totaled $.9 million as of each of June 30, 2009 and December 31, 2008. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income (loss), and our investments in these funds are included in long-term investments and other receivables in our consolidated balance sheets.
Recent Accounting Pronouncements
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements for assets and liabilities. We adopted and applied the provisions of SFAS No. 157 to our financial assets and liabilities on January 1, 2008 and our nonfinancial assets and liabilities on January 1, 2009. The impact of SFAS No. 157 is provided in Note 5.
     In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations.” This statement retains the fundamental requirement in SFAS No. 141, “Business Combinations” that the acquisition method of accounting be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any noncontrolling interests. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and will apply it to future acquisitions.
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
     In May 2008 the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Effective January 1, 2009, we adopted the provisions of this FSP and applied them, on a retrospective basis, to our consolidated financial statements. The impact of this FSP is provided in Note 7.
     In June 2008 the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This EITF provides that securities which are granted in share-based transactions are “participating securities” prior to vesting if they have a nonforfeitable right to participate in any dividends, and such securities therefore should be included in computing basic earnings per share. Effective January 1, 2009, we adopted the provisions of this EITF and applied them, on a retrospective basis, to our consolidated financial statements. The impact of this EITF is provided in Note 11.
     In December 2008 the SEC issued a Final Rule, “Modernization of Oil and Gas Reporting.” This Final Rule revises certain oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”), as well as Industry Guide 2. The amendments are designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use trailing twelve month average natural gas and oil prices when performing the full cost ceiling test calculation. The disclosure requirements are effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009. We are currently evaluating the impact that this Final Rule may have on our consolidated financial statements.
     In April 2009 the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We adopted the provisions of this FSP as of April 1, 2009 and have applied them to our consolidated financial statements for the three and six months ended June 30, 2009.
     In April 2009 the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes the method for determining whether an other-than-temporary impairment exists with respect to debt securities. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We adopted the provisions of this FSP as of April 1, 2009 and have applied them to our consolidated financial statements for the three and six months ended June 30, 2009. The impact of this FSP is provided in Notes 3 and 4.
     In April 2009 the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP increases the frequency of fair value disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” from annual only to quarterly reporting periods. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. The provisions of this FSP have been applied to our consolidated financial statements at June 30, 2009. The impact of this FSP is provided in Note 5.
     In June 2009 the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The requirements of SFAS No. 165 are effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 did not have any impact on our financial position, results of operations or cash flows.

Note 3 Impairments and other charges
The following table provides the components of impairments and other charges recorded during the three and six months ended June 30, 2009:

	For the three and six months
	ended
(In thousands)	June 30, 2009
Goodwill impairment (1)		$14,689
Impairment of long-lived assets to be disposed of other than by sale, by operating segment: (2)
U.S. Offshore	$28,062
Alaska	15,000
Canada	17,930
International	3,237

Total impairment of long-lived assets to be disposed of other than by sale		64,229
Impairment of oil and gas financing receivable (3)		112,516
Total other-than-temporary impairment (4)	$40,300
Less other-than-temporary impairment recognized in other comprehensive income (loss)	(4,651)

Credit related impairment on investment		35,649

Total impairments and other charges		$227,083

(1)	During the three months ended June 30, 2009, we recognized goodwill impairment of approximately $14.7 million relating to Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating segments. The impairment charge was a result of our annual impairment test on goodwill which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of Nabors Blue Sky Ltd. was determined using discounted cash flow models involving assumptions based on our utilization of aircraft and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. During the year ended December 31, 2008, goodwill impairment of $4.6 million was recognized by this reporting unit. The current quarter non-cash pre-tax impairment charge was deemed necessary due to the continued deterioration during the quarter, and a now longer than previously expected duration of the downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations. This downturn has resulted in reduced capital spending on the part of our customers and has diminished demand for our drilling services and for immediate access to remote drilling sites. The goodwill recorded in our Nabors Blue Sky Ltd. reporting unit was fully impaired as of June 30, 2009, and as such, is not subject to further impairment. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results. See Note 2 (included under the caption “Goodwill”) to our Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion and amounts of goodwill related to each of our reporting units.

(2)	During the three months ended June 30, 2009, we retired certain rigs and rig components in our U.S. Offshore, Alaska, Canada and International Contract Drilling segments and reduced their aggregate carrying value from $69.0 million to their estimated aggregate salvage value, resulting in impairment charges of approximately $64.2 million. The retirements included certain inactive workover jack-up rigs in our U.S. Offshore and International operations, the structural frames of certain incomplete coiled tubing rigs in our Canada operations and miscellaneous rig components in our Alaska operations. The impairment charges resulted from the continued deterioration during the quarter, and a now longer than previously expected duration of the downturn in the demand for oil and gas drilling activities. During the quarter, uncertainty increased with respect to the timing of a market upturn of sufficient magnitude to return the affected assets to service in the foreseeable future. As a result of these factors, we made the decision to retire these assets. A prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges on additional rigs if future cash flow estimates, based upon information then available to management, indicate that their carrying value may not be recoverable.

(3)	As of June 30, 2009, we recorded an impairment totaling $112.5 million to a certain oil and gas financing receivable, which reduced the carrying value of our oil and gas financing receivables recorded as long-term investments to $128.1 million. The impairment was primarily due to commodity price deterioration and a longer than expected duration of the lower price environment during the second quarter. This is expected to significantly reduce demand for future gas production and development in the Barnett Shale area of north central Texas, which significantly influences capital expenditure decisions in the future. The impairment was determined using discounted cash flow models involving assumptions based on estimated cash flows for proved and probable reserves, undeveloped acreage value, and current and expected natural gas prices. We believe the estimates used provide a reasonable estimate of current fair value. We determined that this represented a Level 3 fair value measurement.

(4)	During the three months ended June 30, 2009, we recorded an other-than-temporary impairment of $40.3 million to a debt security issued by MBIA Insurance Inc. The credit loss related to the other-than-temporary impairment was $35.6 million and the remaining $4.7 million was recorded as an unrealized loss in accumulated comprehensive income (loss) in our consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2009. These bonds were downgraded to non-investment grade level by Standard and Poor’s and Moody’s Investors Service as of June 30, 2009. The impairment of this investment was evaluated based on a variety of factors, including the length of time and the extent to which the market value has been less than cost, the financial condition of the issuer of the security as well as credit ratings and the recent reorganization by MBIA Inc. While we do not intend to or anticipate the need to sell the investment in the future for cash flow or working capital requirements, we currently believe that we may not collect the full amounts due according to the contractual terms of the investment.
Note 4 Cash and Cash Equivalents and Investments
     Our cash and cash equivalents, short-term and long-term investments and other receivables consisted of the following:

	June 30,	December 31,
(In thousands)	2009	2008
Cash and cash equivalents	$1,023,653	$442,087
Short-term investments:
Trading equity securities	27,285	14,263
Available-for-sale equity securities	99,314	55,453
Available-for-sale debt securities	46,188	72,442

Total short-term investments	172,787	142,158
Long-term investments and other receivables	140,101	239,952

Total	$1,336,541	$824,197

     As of June 30, 2009, our short-term investments consisted of investments in available-for-sale marketable debt and equity securities of $145.5 million and trading securities of $27.3 million and our long-term investments and other receivables consisted of $128.1 million in oil and gas financing receivables and $12.0 million in investments in certain offshore funds accounted for using the equity method. The oil and gas financing receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. Income and gains associated with our oil and gas financing receivables are recognized as operating revenues. See Note 3 for discussion of an impairment charge recorded during the three months ended June 30, 2009 related to a certain oil and gas financing receivable.
     As of December 31, 2008, our short-term investments consisted of investments in available-for-sale marketable debt and equity securities of $127.9 million and trading securities of $14.3 million and our long-term investments and other receivables consisted of investments of $224.2 million in oil and gas financing receivables and $15.7 million in investments in offshore funds accounted for using the equity method.

     Certain information related to our cash and cash equivalents and short-term investments follows:

	June 30,
	2009
		Gross	Gross
		Unrealized	Unrealized
	Fair	Holding	Holding
(In thousands)	Value	Gains	Losses
Cash and cash equivalents	$1,023,653	$—	$—

Short-term investments:
Trading equity securities	27,285	21,561	—

Available-for-sale equity securities	99,314	59,191	(22,339)

Available-for-sale debt securities:
Commercial paper and CDs	1,034	—	—
Corporate debt securities	30,562	1	(4,679)
Mortgage-backed debt securities	941	21	(76)
Mortgage-CMO debt securities	8,866	124	(307)
Asset-backed debt securities	4,785	—	(1,205)

Total available-for-sale debt securities	46,188	146	(6,267)

Total available-for-sale securities	145,502	59,337	(28,606)

Total short-term investments	172,787	80,898	(28,606)

Total cash and cash equivalents and short-term investments	$1,196,440	$80,898	$(28,606)

     Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of June 30, 2009
	Less Than 12 Months		More Than 12 Months
		Gross		Gross
		Unrealized		Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss
Available-for-sale equity securities (1)	$24,407	$(22,339)	$—	$—
Available-for-sale debt securities: (2)
Corporate debt securities	24,700	(4,651)	5,365	(28)
Mortgage-backed debt securities	—	—	247	(76)
Mortgage-CMO debt securities	195	(2)	2,172	(305)
Asset-backed debt securities	—	—	4,785	(1,205)

Total available-for-sale debt securities	24,895	(4,653)	12,569	(1,614)

Total	$49,302	$(26,992)	$12,569	$(1,614)

(1)	Our unrealized loss on investments in available-for-sale equity securities primarily relates to a single investment recorded at approximately $45 million. The severity of the impairment and the duration of the impairment, which as of June 30, 2009 has been less than nine months, correlate with the deteriorating global economic environment during late 2008. As of June 30, 2009, we do not consider this investment to be other than temporarily impaired as a result of the decline in its trading price per share. If the market price of this security continues to be below our cost basis for a prolonged period, our future evaluation whether this security has experienced impairment could result in an other-than-temporary impairment charge.

(2)	Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities, four of which have experienced impairment greater than $.1 million and together represent approximately $1.6 million or 92%, of the gross unrealized losses. Each of these four securities have a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments to generate our own cash flow and working capital requirements. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other than temporary at June 30, 2009.

     The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at June 30, 2009, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
(In thousands)	June 30, 2009
Debt securities:
Due in one year or less	$5,600
Due after one year through five years	1,355
Due in more than five years	39,233

Total debt securities	$46,188

     Certain information regarding our debt and equity securities is presented below:

	Six Months Ended
(In thousands)	June 30, 2009
Available-for-sale:
Proceeds from sales and maturities	$18,675
Realized gains (losses), net	(35,692	) (1)

(1)	Includes the net credit loss of an other-than-temporary impairment of $35.6 million related to a corporate debt security.
Note 5 Fair Value Measurements
     Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” which among other things, requires enhanced disclosures about assets and liabilities carried at fair value.
     As defined in SFAS No. 157, fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy such that Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a subjective measure.
     The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2009. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2009
Recurring Fair Value Measurements	Level	Level	Level
(In thousands)	1	2	3	Total
Assets:
Short-term investments:
Available-for-sale equity securities	$99,314	$—	$—	$99,314
Available-for-sale debt securities	10,432	35,756	—	46,188
Trading securities	27,285	—	—	27,285

Total investments	$137,031	$35,756	$—	$172,787

Liabilities:
Derivative contract	$—	$3,116	$—	$3,116

Nonrecurring Fair Value Measurements
     Effective January 1, 2009, we adopted the provisions of SFAS No. 157 with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and asset retirement obligations. Refer to Note 3 for additional discussion.
Fair Value of Financial Instruments
     The fair value of our financial instruments has been estimated in accordance with the framework in SFAS No. 157. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

	June 30, 2009
(In thousands)	Carrying Value	Fair Value

$1.125 billion 9.25% senior notes due January 2019	$1,125,000	$1,296,371
$975 million 6.15% senior notes due February 2018	964,462	928,951
$2.75 billion 0.94% senior exchangeable notes due May 2011	1,699,957	1,740,474
5.375% senior notes due August 2012 (1)	273,036	278,575
4.875% senior notes due August 2009	168,399	168,400
Other	1,133	1,133

	$4,231,987	$4,413,904

(1)	Includes $1.3 million as of June 30, 2009 related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.
     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.
     As of June 30, 2009, our short-term investments were carried at fair market value and included $145.5 million and $27.3 million in securities classified as available-for-sale and trading, respectively. The carrying values of our long-term investments that are accounted for using the equity method of accounting approximate fair value. The fair value of these long-term investments totaled $12.0 million as of June 30, 2009. The carrying value of our oil and gas financing receivables included in long-term investments approximate fair value.
Note 6 Share-Based Compensation
     The Company has several share-based employee compensation plans, which are more fully described in Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2008.
     During the six months ended June 30, 2009, the Company awarded 9,981,850 stock options which vest over varying periods up to four years to its employees and executive officers. These awards include 3.0 million and 1.7 million stock options, with a grant date fair value of $8.8 million and $5.0 million granted, to Messrs. Isenberg and Petrello, respectively, in February 2009.
     The fair value of stock options granted during the six months ended June 30, 2009 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

Weighted average fair value of options granted:	$2.84
Weighted average risk free interest rate:	1.75%
Dividend yield:	0.0%
Volatility: (1)	34.78%
Expected life:	4 years

(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

     There were no stock options granted and, as a result, no fair value determinations made during the six months ended June 30, 2008.
     The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $.4 million and $41.3 million, respectively. The total fair value of options that vested during the six months ended June 30, 2009 and 2008 was $9.4 million and $4.1 million, respectively.
     During the six months ended June 30, 2009, the Company awarded 84,000 shares of restricted stock to its directors. These awards had an aggregate value at their date of grant of $1.0 million and will vest over a period of three years. The fair value of restricted stock that vested during the six months ended June 30, 2009 and 2008 was $18.1 million and $36.9 million, respectively.
     Total share-based compensation expense, which includes both stock options and restricted stock, totaled $76.3 million and $10.9 million for the three months ended June 30, 2009 and 2008, respectively, and $99.7 million and $19.9 million for the six months ended June 30, 2009 and 2008, respectively. Share-based compensation expense has been allocated to our various operating segments. See Note 14.
     Included in the total share-based compensation expense discussed above for the three and six months ended June 30, 2009, the Company recognized $72.1 million of compensation expense related to previously granted restricted stock and option awards held by Messrs. Isenberg and Petrello that was unrecognized as of April 1, 2009. The recognition of this expense was a result of the provisions of their respective new employment agreements which effectively eliminated the risk of forfeiture of such awards. See Note 10 for additional information.
Note 7 Debt
     Long-term debt consists of the following:

	June 30,	December 31,
(In thousands)	2009	2008
$2.75 billion 0.94% senior exchangeable notes due May 2011	$1,699,957	$2,362,822
$1.125 billion 6.15% senior notes due January 2019	1,125,000	—
$975 million, 6.15% senior notes due February 2018	964,462	963,859
5.375% senior notes due August 2012	273,036	272,724
4.875% senior notes due August 2009	168,399	224,829
Other	1,133	1,329

	4,231,987	3,825,563
Less: current portion	168,699	225,030

	$4,063,288	$3,600,533

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
     Effective January 1, 2009, we adopted FASB FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the position that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The FSP requires that convertible debt instruments be accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents proceeds related to the conversion option and is recorded as capital in excess of par value. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. Our adoption of this FSP has been applied retrospectively to all past periods presented for all convertible debt instruments within its scope. Both our $2.75 billion 0.94% senior exchangeable notes issued May 2006 and our $700 million zero coupon senior exchangeable notes issued June 2003 are within the scope of this FSP.
     Under the provisions of this FSP the following assumptions were made in our adoption:

$700 million zero
	coupon senior	$2.75 billion 0.94% senior
Assumptions	exchangeable notes	exchangeable notes
Date of issue	June 2003	May 2006
Expected maturity date	June 2008	May 2011
Amortization period	5 years	5 years
Nonconvertible debt borrowing rate	2.8%	6.1%
Tax rate over term of debt	37%	37%

Conversion Triggers
$700 million zero coupon senior exchangeable notes	In May 2008 Nabors Delaware called for redemption of all of its $700 million zero coupon senior exchangeable notes due 2023. The total amount paid to effect the redemption and related exchange was $700 million in cash and the issuance of approximately 5.25 million of our common shares with a fair value of $249.8 million, the price equal to the principal amount of the notes plus the excess of the exchange value of the notes over their principal amount.

$2.75 billion 0.94% senior exchangeable notes (1)	The notes are exchangeable into cash and, if applicable, Nabors common shares based on an exchange rate of the equivalent value of 21.8221 Nabors common shares per $1,000 principal amount of notes (which is equal to an initial exchange price of approximately $45.83 per share), subject to adjustment during the 30 calendar days ending at the close of business on the business day immediately preceding the maturity date.

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

     The effect of the adoption of FSP APB No. 14-1 on our previously reported consolidated balance sheet is as follows:

	December 31,
	2008
	As previously	Effect of	As currently
(In thousands)	reported	change	reported
Increase (Decrease):
Property, plant and equipment, net	$7,282,042	$49,917	$7,331,959
Long-term debt	3,887,711	(287,178)	3,600,533
Deferred income tax liability	497,415	125,108	622,523
Capital in excess of par value	1,705,907	423,508	2,129,415
Retained earnings	3,910,253	(211,521)	3,698,732
     The increase to deferred income tax liabilities was partially related to a reduction of a deferred tax asset of $215.9 million which had been previously recorded in the second quarter of 2006 for the effect of the future tax benefits related to the exchangeable note hedge.
     The effect of the adoption of FSP APB No. 14-1 on our previously reported consolidated statements of income is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	As		As	As		As
	previously	Effect of	currently	previously	Effect of	currently
(In thousands, except per share amounts)	reported	change	reported	reported	change	reported
Increase (Decrease):
Depreciation expense	$148,023	$790	$148,813	$283,501	$1,512	$285,013
Interest expense	21,676	27,699	49,375	39,785	56,282	96,067
Income tax expense	71,771	(10,541)	61,230	128,394	(21,384)	107,010
Net income	194,361	(17,948)	176,413	424,867	(36,410)	388,457

Earnings per share — diluted	$.67	$(.07)	$.60	$1.48	$(.14)	$1.34
Weighted-average number of shares outstanding	291,454	3,033 (1)	294,487 (1)	287,407	2,726 (1)	290,133 (1)

(1)	Includes adoption of FSP EITF 03-6-1. See Note 11.
     The following information is presented for comparative purposes and illustrates the effect of FSP APB No. 14-1 on our convertible debt instruments. The balances of the liability and equity components as of each period presented are as follows:

	June 30,	December 31,
(In thousands)	2009	2008
Equity component — net carrying value	$581,671	$583,212

Liability component:
Face amount due at maturity	$1,861,469	$2,650,000
Less: Unamortized discount	(161,512)	(287,178)

Liability component — net carrying value	$1,699,957	$2,362,822

     The remaining debt discount is being amortized into interest expense over the expected remaining life of the convertible debt instruments using the effective interest rate. Interest expense related to the convertible debt instruments was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Interest expense on convertible debt instruments:
Contractual coupon interest	$4,497	$6,463	$9,818	$12,925
Amortization of debt discount	20,550	31,853	45,120	64,747

Total interest expense	$25,047	$38,316	$54,938	$77,672

     During 2008 and the six months ended June 30, 2009 we purchased $888.5 million par value of our $2.75 billion 0.94% senior exchangeable notes in the open market, leaving approximately $1.86 billion par value outstanding.
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
     The senior notes are unsecured and are junior in right of payment to any of Nabors Delaware’s future secured debt. The senior notes rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s future senior subordinated debt. Our guarantee of the senior notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The senior notes are subject to redemption by Nabors Delaware, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of senior notes may require Nabors Delaware to purchase all or any part of each senior note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the senior notes. Nabors Delaware is using the proceeds of the offering of the senior notes for the repayment or repurchase of indebtedness and general corporate purposes.
     On March 30, 2009, we and Nabors Delaware filed a registration statement on Form S-4 under the Securities Act. The registration statement related to the exchange offer to noteholders required under the registration rights agreement related to the $1.125 billion senior notes. On May 11, 2009 the registration statement was declared effective by the SEC. The exchange offer commenced on June 17, 2009 and expired on July 17, 2009. See Note 16 for additional information.
     Our $225 million 4.875% senior notes are due in August 2009 and accordingly, are classified as a current liability. During the six months ended June 30, 2009, we repurchased $56.6 million par value of these senior notes in the open market for cash totaling $56.8 million.
Note 8 Income Taxes
     Our effective income tax rate was 7.2% and (37.2%) during the three and six months ended June 30, 2009, respectively, compared to 25.8% and 21.6% during the three and six months prior year periods. The decrease in our effective income tax rate is a result of the proportion of income generated in the U.S. versus the international jurisdictions in which we operate. Income generated in the U.S. is generally taxed at a higher rate than income generated in international jurisdictions. We expect to incur a loss in the U.S. for the year which will produce a tax benefit. Overall, we expect to have a net tax benefit for the year as the U.S. tax benefit is expected to be in excess of the tax expenses associated with our international operations. This will likely result in an overall negative tax rate.
     We are subject to income taxes in the United States and numerous foreign jurisdictions. Internationally, income tax returns from 1995 through 2007 are currently under audit. The Company anticipates that several of these audits could be finalized within

12 months. It is possible that the benefit that relates to our unrecognized tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at June 30, 2009. We recognize interest and penalties related to income tax reserves in the income tax expense line item in our consolidated statements of income.
     The Company has recorded a deferred tax asset of approximately $1.4 billion as of June 30, 2009 relating to net operating loss carryforwards that have an indefinite life in one foreign jurisdiction. A valuation allowance of approximately $1.4 billion has been recognized because the Company believes it is more likely than not that none of the deferred tax asset will be realized.
Note 9 Common Shares
     During the six months ended June 30, 2009, we did not repurchase any of our common shares in the open market. During the six months ended June 30, 2008, we repurchased 3.7 million of our common shares in the open market for $150.1 million, all of which are held in treasury. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account.
     During the six months ended June 30, 2009 and 2008, the Company withheld .1 million and .4 million of our common shares with a fair value of $1.5 million and $11.7 million, respectively, to satisfy certain tax withholding obligations due in connection with grants of stock awards under our 2003 Employee Stock Plan.
     During the six months ended June 30, 2009 and 2008, our employees exercised vested options to acquire .1 million and 2.3 million of our common shares resulting in proceeds of $.5 million and $53.6 million, respectively.
Note 10 Commitments and Contingencies
Commitments
Employment Contracts
     Nabors’ Chairman and Chief Executive Officer, Eugene M. Isenberg, and its Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello, had in effect through the first quarter of 2009 employment agreements which had been amended and restated effective October 1, 1996. Effective April 1, 2009, the Company entered into amended and restated employment agreements (“new employment agreements”) with Messrs. Isenberg and Petrello with terms extending through March 30, 2013.
     Mr. Isenberg’s employment agreement was originally negotiated with a creditors committee in 1987 in connection with the reorganization proceedings of Anglo Energy, Inc., which subsequently changed its name to Nabors. These contractual arrangements were approved by the various constituencies in those reorganization proceedings, including equity and debt holders, and confirmed by the United States Bankruptcy Court.
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

     On June 29, 2009, the new employment agreements for Messrs. Isenberg and Petrello were amended to provide for a reduction of the annual rate of base salary payable to each of Messrs. Isenberg and Petrello to $1.17 million per year and $990,000 per year, respectively, for the period from June 29, 2009 to December 27, 2009.
     In addition to a base salary, the new employment agreements provide for annual cash bonuses in an amount equal to 2.25% and 1.5%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. The new employment agreements also provide a quarterly deferred bonus of $.6 million and $.25 million, respectively, to the accounts of Messrs. Isenberg and Petrello under Nabors’ executive deferred compensation plan for each quarter they are employed beginning June 30, 2009 and, in Mr. Petrello’s case, ending March 30, 2019. In 18 of the last 19 years, Mr. Isenberg has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package. Mr. Petrello has agreed voluntarily to accept a lower annual cash bonus (i.e., an amount lower than the amount provided for under his employment agreement) in light of his overall compensation package in 15 of the last 18 years.
     For 2008, the annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formula described in the prior employment agreements were $70.8 million and $23.1 million, respectively. In October 2008, consistent with historical practice, Messrs. Isenberg and Petrello agreed to accept a portion of their bonuses in restricted stock awards and were awarded 2,078,900 and 851,246 shares of restricted stock, respectively. These stock awards had a value at the date of grant of $28.4 million and $11.6 million, respectively, for Messrs. Isenberg and Petrello. Messrs. Isenberg and Petrello also agreed to further reduce the cash bonus payable by accepting, in February 2009, 3.0 million and 1.7 million stock options, with a value of $8.8 million and $5.0 million, respectively. They received the balance of their bonuses in cash ($33.6 million and $6.5 million, respectively).
     Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives, and may receive special bonuses from time to time as determined by the Board of Directors. The new employment agreements eliminate the risk of forfeiture of outstanding stock awards. Accordingly, we recognized compensation expense during the second quarter with respect to all previously granted unvested awards to Messrs. Isenberg and Petrello. As a result, as of June 30, 2009, there was no unrecognized compensation expense related to restricted stock and stock option awards for either Messrs. Isenberg or Petrello.
     Termination in the event of death, disability, or termination without cause. The new employment agreements provide for severance payments in the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements). Mr. Isenberg would be entitled to receive within 30 days of any such triggering event a payment of $100 million. Mr. Petrello would be entitled to receive within 30 days of his death or disability a payment of $50 million or in the event of termination without cause or constructive termination without cause, a payment based on a formula of three times the average of his base salary and annual bonus (calculated as though the bonus formula under the new employment agreement had been in effect) paid during the three fiscal years preceding the termination. If, by way of example, there was a termination without cause event that applied subsequent to June 30, 2009, then the payment to Mr. Petrello would be approximately $58 million. The formula will be further reduced to two times the average stated above effective April 1, 2015.
     The Company does not have insurance to cover its obligations in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello and the Company has not recorded an expense or accrued a liability relating to these potential obligations.
     In addition, under both the prior employment agreements and the new employment agreements, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of June 30, 2009, the value of unvested restricted stock was approximately $38 million and the value of in-the-money unvested stock options was approximately $9 million. For Mr. Petrello, as of June 30, 2009, the value of unvested restricted stock was approximately $17 million. Mr. Petrello had no unvested stock options. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.
     Termination in the event of a Change in Control . The new employment agreements provide that a termination of Messrs. Isenberg’s or Petrello’s employment related to a Change in Control (as defined in their respective employment agreements) is considered a constructive termination without cause. Accordingly, Mr. Isenberg would be entitled to receive within 30 days of the triggering event a payment of $100 million and Mr. Petrello would be entitled to receive within 30 days of the triggering event a payment based on a formula of three times the average of his base salary and annual bonus (calculated as though the new bonus formula had been in effect) paid during the three fiscal years preceding the termination. If, by way of example, there was a change of control event that applied subsequent to March 31, 2009, then the payment to Mr. Petrello would be approximately $58 million. The formula is further reduced to two times the average stated above effective April 1, 2015. The new employment agreements eliminate all tax gross-ups, including without limitation tax gross-ups on golden parachute excise taxes, which applied under the prior employment agreements.
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
     Other Obligations . In addition to salary and bonus, each of Messrs. Isenberg and Petrello receive group life insurance at an amount at least equal to three times their respective base salaries, various split-dollar life insurance policies, reimbursement of expenses, various perquisites and a personal umbrella insurance policy in the amount of $5 million. Premiums payable under the split-dollar life insurance policies were suspended as a result of the adoption of the Sarbanes-Oxley Act of 2002.
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
     On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed by the SAT was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses for tax years 2004 to 2008. On June 30, 2009, the SAT proposed similar assessments against the Mexican branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for the tax year 2006. We anticipate that a similar assessment will eventually be proposed against NDIL for the tax years 2004 through 2008 and against NDIL II for the tax years 2007 to 2009. We believe that the potential assessments would range from $6 million to $26 million per year for the period from 2004 to 2009, and in aggregate, would be approximately $90 to $95 million. Although we believe that any assessments related to the 2004 to 2009 years would also lack merit, a reserve has been recorded in accordance with the requirements of FIN 48. If these additional assessments were to be made and the Company ultimately did not prevail, we would be required to recognize additional tax for the amount of the aggregate over the current reserve.

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
     A court in Algeria has entered a judgment of approximately $19.7 million against the Company related to certain alleged customs infractions. The Company believes it did not receive proper notice of the judicial proceedings against it, and that the amount of the judgment is excessive. We have asserted the lack of legally required notice as a basis for challenging the judgment on appeal. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the ultimate resolution of this matter, and the timing of such resolution, is uncertain. If the Company is ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $19.7 million.
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

     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial and performance guarantees issued by Nabors:

	Maximum Amount
	Remainder
(In thousands)	of 2009	2010	2011	Thereafter	Total
Financial standby letters of credit and other financial surety instruments	$36,655	$120,049	$967	$279	$157,950
Contingent consideration in acquisition	—	2,125	2,125	—	4,250

Total	$36,655	$122,174	$3,092	$279	$162,200

Note 11 Earnings (Losses) Per Share
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
     Effective January 1, 2009, we adopted the provisions of FSP EITF 03-6-1 and are now required to include unvested restricted stock awards in the calculation of basic and diluted earnings per share using the two-class method. The adoption of this EITF resulted in reductions of $.01 and $.02 for the three and six months ended June 30, 2008, respectively, to our basic earnings per share calculation and a reduction to our diluted earnings per share calculation of $.01 for each of the three and six months ended June 30, 2008.
     A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss) (numerator):
Net income (loss) — basic	$(192,986)	$176,413	$(67,816)	$388,457
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011 (1)	—	—	—	—
$82.8 million due 2021 (2)	—	—	—	—
$700 million due 2023 (3)	—	—	—	—

Adjusted net income (loss) — diluted	$(192,986)	$176,413	$(67,816)	$388,457

Earnings (losses) per share:
Basic	$(.68)	$.63	$(.24)	$1.38
Diluted	$(.68)	$.60	$(.24)	$1.34

Shares (denominator):
Weighted-average number of shares outstanding — basic (4)	283,154	280,851	283,126	280,508
Net effect of dilutive stock options, warrants and restricted stock awards based on the if converted method	—	8,507	—	7,060
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011 (1)	—	—	—	—
$82.8 million due 2021 (2)	—	—	—	—
$700 million due 2023 (3)	—	5,129	—	2,565

Weighted-average number of shares outstanding — diluted	283,154	294,487	283,126	290,133

(1)	Diluted earnings (losses) per share for the three and six months ended June 30, 2009 and 2008 do not include any incremental shares issuable upon exchange of the $2.75 billion 0.94% senior exchangeable notes due 2011. During 2008 and the six months ended June 30, 2009 we purchased $888.5 million par value of these notes in the open market, leaving approximately $1.86 billion par value outstanding. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would issue an incremental number of shares only upon exchange of these notes. Such shares are included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation only when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur during any period for the three and six months ended June 30, 2009 and 2008.

(2)	In June 2008 Nabors Delaware called for redemption of the full $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 and in July 2008, paid cash of $60.6 million, an amount equal to the issue price of $50.4 million plus accrued original issue discount of $10.2 million. No common shares were issued as part of the redemption of the $82.8 million zero coupon convertible senior debentures.

(3)	In May 2008 Nabors Delaware called for redemption all of its $700 million zero coupon senior exchangeable notes due 2023 and in June and July 2008 issued an aggregate 5.25 million common shares which equated to the excess of the exchange value of the notes over their principal amount, as cash was required up to the principal amount of the notes exchanged. Diluted earnings per share for the three and six months ended June 30, 2008 reflect the conversion of the $700 million zero coupon senior exchangeable notes due 2023 resulting in the inclusion of the incremental number of shares that were required to be issued upon the exchange of these notes. The number of shares issued upon exchange equated to the excess of the exchange value of the notes over their principal amount, as Nabors Delaware was required to pay cash up to the principal amount of the notes exchanged. Because the conversion was partially completed in June 2008, only the .5 million of our treasury shares that were actually issued in June 2008 were included in the calculation of the weighted-average number of basic shares outstanding for the three and six months ended June 30, 2008, resulting in an incremental increase of .121 million weighted-average number of basic shares outstanding. Because the remaining balance of the shares was issued in July 2008, the effect of the 5.25 million shares issued in connection with the conversion of the $700 million zero coupon senior exchangeable notes due 2023 was not reflected in the calculation of the weighted-avearge number of basic shares outstanding until the three months ended September 30, 2008. The calculation of the weighted-average number of diluted shares outstanding include the effect of the entire 5.25 million shares for the three months ended June 30, 2008.

(4)	Includes the following weighted-average number of common shares and restricted stock of Nabors and weighted-average number of exchangeable shares of Nabors (Canada) Exchangeco Inc. (“Nabors Exchangeco”), respectively: 283.1 million and .1 million shares for the three months ended June 30, 2009; 280.8 million and .1 million shares for the three months ended June 30, 2008; 283.0 million and .1 million shares for the six months ended June 30, 2009 and 280.4 million and .1 million shares for the six months ended June 30, 2008. The exchangeable shares of Nabors Exchangeco are exchangeable for Nabors common shares on a one-for-one basis, and have essentially identical rights as Nabors common shares, including but not limited to, voting rights and the right to receive dividends, if any.
     For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive and such options and warrants are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 35,783,476 shares during the three months ended June 30, 2009, and 33,403,319 and 2,716,877 shares during the six months ended June 30, 2009 and 2008, respectively. No options or warrants were excluded from diluted earnings (losses) per share for the three months ended June 30, 2008. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if converted method of accounting. Restricted stock will be included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 12 Supplemental Balance Sheet and Income Statement Information
     At June 30, 2009, other long-term assets included a deposit of $40 million of restricted funds which is held by a financial institution to assure future credit availability for an unconsolidated affiliate.
     Accrued liabilities include the following:

	June 30,	December 31,
(In thousands)	2009	2008
Accrued compensation	$102,435	$164,252
Deferred revenue	85,299	72,377
Other taxes payable	22,617	24,191
Workers’ compensation liabilities	23,618	23,618
Interest payable	84,009	37,334
Warranty accrual	8,391	8,639
Litigation reserves	6,771	4,825
Other accrued liabilities	33,865	32,157

	$367,005	$367,393

     Investment income includes the following:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Interest and dividend income	$13,795	$23,036
Gains (losses) on short-term investments, net (1)	13,594	28,203

	$27,389	$51,239

(1)	For the six months ended June 30, 2009 and 2008, amount includes realized gains of $13.0 million and $44.6 million, respectively, on our equity securities classified as trading.
     Losses (gains) on sales and retirements of long-lived assets and other expense (income), net includes the following:

	Six Months Ended
	June 30,
(In thousands)	2009	2008
Losses on sales and retirements of long-lived assets	$4,419	$10,535
Litigation reserves	2,943	1,715
Foreign currency transaction losses (gains)	690	(725)
Gains on derivative instruments	(1,606)	(157)
Gain on debt extinguishment	(15,969)	—
Other gains	(1,305)	(113)

	$(10,828)	$11,255

     Comprehensive income (loss) for the three and six months ended June 30, 2009 totaled $(39.8) million and $46.4 million, respectively, while comprehensive income for the three and six months ended June 30, 2008 totaled $213.1 million and $465.5 million, respectively.
Note 13 Investment in Unconsolidated Affiliate
     Our U.S. oil and gas joint venture (49.7% ownership) accounted for using the equity method is included in investment in unconsolidated affiliates. For the six months ended June 30, 2009 our earnings (losses) from unconsolidated affiliates included non-cash pre-tax writedowns of $(8.3) million and $(75.0) million. The non-cash pre-tax writedown of $(75.0) million represented our proportionate share of a non-cash pre-tax ceiling test writedown from our domestic oil and gas joint venture recorded during the three months ended March 31, 2009. This writedown resulted from the ceiling test application of the full cost method of accounting for costs related to oil and natural gas properties. There was no ceiling test writedown recorded in the three months ended June 30, 2009. In calculating our ceiling test charges, we are required to hold commodity prices constant over the life of the reserves, even though actual prices of natural gas and oil are volatile and change from period to period. We may be required to record additional ceiling test charges in the future if commodity prices continue to decrease. Presented below is summarized income statement information for our U.S. joint venture:

Six Months
Ended June 30,
(In thousands)	2009
Gross revenues	$63,931
Gross margin	(143,075)
Net loss	(162,007)

Note 14 Segment Information
     The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Operating revenues and Earnings (losses) from unconsolidated affiliates:
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$249,859	$438,848	$639,738	$845,909
U.S. Land Well-servicing	100,080	182,222	234,442	353,363
U.S. Offshore	41,947	65,723	102,339	117,178
Alaska	53,207	45,114	115,989	99,483
Canada	45,035	67,782	157,180	246,634
International	327,551	342,892	670,207	646,464

Subtotal Contract Drilling (2)	817,679	1,142,581	1,919,895	2,309,031
Oil and Gas (3)(4)	(6,001)	11,352	(66,045)	25,392
Other Operating Segments (5)(6)	105,547	172,865	262,464	338,647

Other reconciling items (7)	(57,483)	(48,431)	(122,954)	(99,296)

Total	$859,742	$1,278,367	$1,993,360	$2,573,774

Adjusted income derived from operating activities: (8)
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$70,075	$134,322	$199,317	$261,193
U.S. Land Well-servicing	6,192	31,468	19,850	61,854
U.S. Offshore	6,724	17,983	23,554	24,441
Alaska	16,374	13,466	37,199	31,249
Canada	(10,151)	(14,326)	3,024	27,647
International	101,303	101,752	204,278	192,402

Subtotal Contract Drilling (2)	190,517	284,665	487,222	598,786
Oil and Gas (3) (4)	(15,228)	(1,645)	(86,562)	(6,497)
Other Operating Segments (5) (6)	4,925	19,006	24,029	31,440

Total segment adjusted income derived from operating activities	180,214	302,026	424,689	623,729
Other reconciling items (9)	(106,766)	(36,907)	(152,158)	(72,179)

Adjusted income derived from operating activities	73,448	265,119	272,531	551,550
Interest expense	(66,027)	(49,375)	(133,105)	(96,067)
Investment income	18,248	25,057	27,389	51,239
(Losses) gains on sales and retirements of long-lived assets and other (expense) income, net	(6,469)	(3,158)	10,828	(11,255)
Impairments and other charges (10)	(227,083)	—	(227,083)	—

Income (loss) before income taxes	$(207,883)	$237,643	$(49,440)	$495,467

	June 30,	December 31,
(In thousands)	2009	2008
Total assets:
Contract Drilling: (11)
U.S. Lower 48 Land Drilling	$2,618,590	$2,833,618
U.S. Land Well-servicing	629,385	707,009
U.S. Offshore	456,204	480,324
Alaska	399,777	356,603
Canada	1,132,847	906,154
International	3,225,565	3,080,947

Subtotal Contract Drilling	8,462,368	8,364,655
Oil and Gas (12)	976,356	929,848
Other Operating Segments (13)	508,451	578,802
Other reconciling items (9) (14)	922,187	644,594

Total assets	$10,869,362	$10,517,899

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.6 million and $2.8 million for the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $9.6 million for the six months ended June 30, 2009 and 2008, respectively.

(3)	Includes our proportionate share of non-cash pre-tax writedowns recorded by our domestic oil and gas joint venture of $(8.3) million and $(83.3) million for the three and six months ended June 30, 2009, respectively.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(11.0) million and $(6.7) million for the three months ended June 30, 2009 and 2008, respectively, and $(83.3) million and $(24.6) million for the six months ended June 30, 2009 and 2008, respectively.

(5)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $2.3 million and $(.1) million for the three months ended June 30, 2009 and 2008, respectively, and $8.8 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively.

(7)	Represents the elimination of inter-segment transactions.

(8)	Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates. Such amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income (loss) before income taxes, which is a GAAP measure, is provided within the above table.

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(10)	Represents non-cash pre-tax impairments and other charges recorded during the three months ended June 30, 2009.

(11)	Includes $51.9 million and $49.2 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2009 and December 31, 2008, respectively.

(12)	Includes $317.6 million and $298.3 million investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2009 and December 31, 2008, respectively.

(13)	Includes $63.6 million and $63.3 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2009 and December 31, 2008, respectively.

(14)	Includes $.9 million and $.9 million of investments in unconsolidated affiliates accounted for using the cost method as of June 30, 2009 and December 31, 2008, respectively.

Note 15 Condensed Consolidating Financial Information
     Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due August 2009 issued by Nabors Holdings 1, ULC, an unlimited liability company formed under the Companies Act of Nova Scotia, Canada and a subsidiary of Nabors (“Nabors Holdings”).
     The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.
     The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, statements of income for the three and six months ended June 30, 2009 and 2008 and the consolidating statements of cash flows for the six months ended June 30, 2009 and 2008 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	June 30, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
ASSETS

Current assets:
Cash and cash equivalents	$343	$5,297	$341	$1,017,672	$—	$1,023,653
Short-term investments	—	—	—	172,787	—	172,787
Accounts receivable, net	—	—	—	787,653	—	787,653
Inventory	—	—	—	134,017	—	134,017
Deferred income taxes	—	(3,992)	—	26,829	—	22,837
Other current assets	428	(650)	376	161,060	—	161,214

Total current assets	771	655	717	2,300,018	—	2,302,161
Long-term investments and other receivables	—	—	—	140,101	—	140,101
Property, plant and equipment, net	—	49,917	—	7,571,269	—	7,621,186
Goodwill	—	—	—	162,812	—	162,812
Intercompany receivables	264,754	1,657,441	83,733	36,715	(2,042,643)	—
Investment in unconsolidated affiliates	4,786,296	4,249,010	291,478	2,332,012	(11,224,841)	433,955
Other long-term assets	—	22,776	55	186,316	—	209,147

Total assets	$5,051,821	$5,979,799	$375,983	$12,729,243	$(13,267,484)	$10,869,362

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$168,399	$300	$—	$168,699
Trade accounts payable	—	31	—	262,514	—	262,545
Accrued liabilities	3,997	79,529	3,086	280,393	—	367,005
Income taxes payable	—	75,017	4,166	(32,933)	—	46,250

Total current liabilities	3,997	154,577	175,651	510,274	—	844,499
Long-term debt	—	4,062,456	—	832	—	4,063,288
Other long-term liabilities	—	1,673	—	265,505	—	267,178
Deferred income taxes	—	159,301	11,282	475,990	—	646,573
Intercompany payable	—	—	—	2,042,643	(2,042,643)	—

Total liabilities	3,997	4,378,007	186,933	3,295,244	(2,042,643)	5,821,538

Shareholders’ equity	5,047,824	1,601,792	189,050	9,433,999	(11,224,841)	5,047,824

Total liabilities and shareholders’ equity	$5,051,821	$5,979,799	$375,983	$12,729,243	$(13,267,484)	$10,869,362

	December 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
ASSETS

Current assets:
Cash and cash equivalents	$8,291	$96	$1,259	$432,441	$—	$442,087
Short-term investments	—	—	—	142,158	—	142,158
Accounts receivable, net	—	—	—	1,160,768	—	1,160,768
Inventory	—	—	—	150,118	—	150,118
Deferred income taxes	—	(3,992)	—	32,075	—	28,083
Other current assets	136	60,090	376	182,777	—	243,379

Total current assets	8,427	56,194	1,635	2,100,337	—	2,166,593
Long-term investments and other receivables	—	—	—	239,952	—	239,952
Property, plant and equipment, net	—	49,917	—	7,282,042	—	7,331,959
Goodwill	—	—	—	175,749	—	175,749
Intercompany receivables	185,626	1,177,864	135,284	36,715	(1,535,489)	—
Investment in unconsolidated affiliates	4,718,604	4,388,439	378,237	2,527,973	(11,601,526)	411,727
Other long-term assets	—	20,874	401	170,644	—	191,919

Total assets	$4,912,657	$5,693,288	$515,557	$12,533,412	$(13,137,015)	$10,517,899

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$224,829	$201	$—	$225,030
Trade accounts payable	755	79	—	424,074	—	424,908
Accrued liabilities	7,796	31,773	4,151	323,673	—	367,393
Income taxes payable	—	135,992	36	(24,500)	—	111,528

Total current liabilities	8,551	167,844	229,016	723,448	—	1,128,859
Long-term debt	—	3,599,404	—	1,129	—	3,600,533
Other long-term liabilities	—	—	—	261,878	—	261,878
Deferred income taxes	—	117,125	(333)	505,731	—	622,523
Intercompany payable	—	—	—	1,535,489	(1,535,489)	—

Total liabilities	8,551	3,884,373	228,683	3,027,675	(1,535,489)	5,613,793

Shareholders’ equity	4,904,106	1,808,915	286,874	9,505,737	(11,601,526)	4,904,106

Total liabilities and shareholders’ equity	$4,912,657	$5,693,288	$515,557	$12,533,412	$(13,137,015)	$10,517,899

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$867,869	$—	$867,869
Earnings (losses) from unconsolidated affiliates	—	—	—	(8,127)	—	(8,127)
Earnings (losses) from consolidated affiliates	(175,301)	(227,595)	(90,745)	(260,209)	753,850	—
Investment income	13	528	—	17,707	—	18,248
Intercompany interest income	—	14,979	2,194	—	(17,173)	—

Total revenues and other income	(175,288)	(212,088)	(88,551)	617,240	736,677	877,990

Costs and other deductions:
Direct costs	—	—	—	453,922	—	453,922
General and administrative expenses	17,698	60	—	146,295	(245)	163,808
Depreciation and amortization	—	—	—	165,974	—	165,974
Depletion	—	—	—	2,590	—	2,590
Interest expense	—	72,287	2,141	(8,401)	—	66,027
Intercompany interest expense	—	—	—	17,173	(17,173)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	—	843	(11,111)	16,492	245	6,469
Impairments and other charges	—	—	—	227,083	—	227,083

Total costs and other deductions	17,698	73,190	(8,970)	1,021,128	(17,173)	1,085,873

Income (loss) before income taxes	(192,986)	(285,278)	(79,581)	(403,888)	753,850	(207,883)
Income tax expense (benefit)	—	(21,343)	17,453	(11,007)	—	(14,897)

Net income (loss)	$(192,986)	$(263,935)	$(97,034)	$(392,881)	$753,850	$(192,986)

	Three Months Ended June 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$1,282,400	$—	$1,282,400
Earnings (losses) from unconsolidated affiliates	—	—	—	(4,033)	—	(4,033)
Earnings (losses) from consolidated affiliates	180,332	105,611	3,637	93,118	(382,698)	—
Investment income	52	—	—	25,005	—	25,057
Intercompany interest income	1,000	17,039	—	—	(18,039)	—

Total revenues and other income	181,384	122,650	3,637	1,396,490	(400,737)	1,303,424

Costs and other deductions:
Direct costs	—	—	—	740,178	—	740,178
General and administrative expenses	4,971	234	—	111,995	(286)	116,914
Depreciation and amortization	—	940	—	147,873	—	148,813
Depletion	—	—	—	7,343	—	7,343
Interest expense	—	49,320	2,860	(2,805)	—	49,375
Intercompany interest expense	—	—	2,234	15,805	(18,039)	—
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	—	(1,544)	(7,146)	11,562	286	3,158

Total costs and other deductions	4,971	48,950	(2,052)	1,031,951	(18,039)	1,065,781

Income before income taxes	176,413	73,700	5,689	364,539	(382,698)	237,643
Income tax expense (benefit)	—	(11,807)	1,820	71,217	—	61,230

Net income	$176,413	$85,507	$3,869	$293,322	$(382,698)	$176,413

	Six Months Ended June 30, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$2,065,914	$—	$2,065,914
Earnings (losses) from unconsolidated affiliates	—	—	—	(72,554)	—	(72,554)
Earnings (losses) from consolidated affiliates	(53,028)	(186,688)	(86,759)	(243,740)	570,215	—
Investment income	50	2,343	1	24,995	—	27,389
Intercompany interest income	—	29,250	4,442	—	(33,692)	—

Total revenues and other income	(52,978)	(155,095)	(82,316)	1,774,615	536,523	2,020,749

Costs and other deductions:
Direct costs	—	—	—	1,119,209	—	1,119,209
General and administrative expenses	23,450	208	1	247,863	(371)	271,151
Depreciation and amortization	—	150	—	324,976	—	325,126
Depletion	—	—	—	5,343	—	5,343
Interest expense	—	145,768	4,563	(17,226)	—	133,105
Intercompany interest expense	—	—	—	33,692	(33,692)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(8,612)	(9,219)	(6,137)	12,769	371	(10,828)
Impairments and other charges	—	—	—	227,083	—	227,083

Total costs and other deductions	14,838	136,907	(1,573)	1,953,709	(33,692)	2,070,189

Income (loss) before income taxes	(67,816)	(292,002)	(80,743)	(179,094)	570,215	(49,440)
Income tax expense (benefit)	—	(38,966)	17,081	40,261	—	18,376

Net income (loss)	$(67,816)	$(253,036)	$(97,824)	$(219,355)	$570,215	$(67,816)

	Six Months Ended June 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$2,582,258	$—	$2,582,258
Earnings (losses) from unconsolidated affiliates	—	—	—	(8,484)	—	(8,484)
Earnings (losses) from consolidated affiliates	395,644	244,816	11,981	218,333	(870,774)	—
Investment income	194	127	—	50,918	—	51,239
Intercompany interest income	2,000	36,842	—	—	(38,842)	—

Total revenues and other income	397,838	281,785	11,981	2,843,025	(909,616)	2,625,013

Costs and other deductions:
Direct costs	—	—	—	1,487,948	—	1,487,948
General and administrative expenses	9,381	274	29	219,008	(457)	228,235
Depreciation and amortization	—	1,812	—	283,201	—	285,013
Depletion	—	—	—	21,028	—	21,028
Interest expense	—	95,165	5,720	(4,818)	—	96,067
Intercompany interest expense	—	—	—	38,842	(38,842)	—
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	—	(132)	(4,214)	15,144	457	11,255

Total costs and other deductions	9,381	97,119	1,535	2,060,353	(38,842)	2,129,546

Income before income taxes	388,457	184,666	10,446	782,672	(870,774)	495,467
Income tax expense (benefit)	—	(22,256)	3,342	125,924	—	107,010

Net income	$388,457	$206,922	$7,104	$656,748	$(870,774)	$388,457

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$899	$(364,872)	$(727)	$1,372,015	$—	$1,007,315

Cash flows from investing activities:
Purchases of investments	—	—	—	(22,614)	—	(22,614)
Sales and maturities of investments	—	—	—	39,592	—	39,592
Investment in unconsolidated affiliates	—	—	—	(100,670)	—	(100,670)
Capital expenditures	—	—	—	(710,849)	—	(710,849)
Proceeds from sales of assets and insurance claims	—	—	—	12,791	—	12,791
Cash paid for investments in consolidated affiliates	(7,900)	—	—	—	7,900	—

Net cash provided by (used for) investing activities	(7,900)	—	—	(781,750)	7,900	(781,750)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(15,715)	—	(15,715)
Proceeds from long-term debt	—	1,124,978	—	—	—	1,124,978
Debt issuance costs	—	(8,699)	—	—	—	(8,699)
Intercompany debt	—	(56,575)	56,575	—	—	—
Proceeds from issuance of common shares	549	—	—	—	—	549
Reduction in long-term debt	—	(688,195)	(56,766)	(251)	—	(745,212)
Gain on repurchase of convertible debt — equity component		(1,541)				(1,541)
Purchase of restricted stock	(1,496)	—	—	—	—	(1,496)
Tax benefit related to the exercise of stock options	—	105	—	—	—	105
Proceeds from parent contributions	—	—	—	7,900	(7,900)	—

Net cash (used for) provided by financing activities	(947)	370,073	(191)	(8,066)	(7,900)	352,969

Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,032	—	3,032

Net (decrease) increase in cash and cash equivalents	(7,948)	5,201	(918)	585,231	—	581,566
Cash and cash equivalents, beginning of period	8,291	96	1,259	432,441	—	442,087

Cash and cash equivalents, end of period	$343	$5,297	$341	$1,017,672	$—	$1,023,653

	Six Months Ended June 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$(25,929)	$(159,601)	$(163,530)	$1,139,181	$(158,126)	$631,995

Cash flows from investing activities:
Purchases of investments	—	—	—	(190,509)	—	(190,509)
Sales and maturities of investments	—	—	—	399,669	—	399,669
Investment in unconsolidated affiliates	—	—	—	(47,452)	—	(47,452)
Capital expenditures	—	(8,465)	—	(743,360)	—	(751,825)
Proceeds from sales of assets and insurance claims	—	—	—	16,998	—	16,998
Cash paid for investments in consolidated affiliates	(7,800)	(150,626)	—	(163,548)	321,974	—

Net cash provided by (used for) investing activities	(7,800)	(159,091)	—	(728,202)	321,974	(573,119)

Cash flows from financing activities:
Decrease in cash overdrafts	—	—	—	15,771	—	15,771
Proceeds from long-term debt	—	575,219	—	—	—	575,219
Debt issuance costs	—	(4,460)	—	—	—	(4,460)
Proceeds from issuance of common shares	53,587	—	—	—	—	53,587
Reduction in long-term debt	—	(171,788)	—	—	—	(171,788)
Repurchase of common shares	—	(87,800)	—	(62,314)	—	(150,114)
Purchase of restricted stock	(11,667)	—	—	—	—	(11,667)
Tax benefit related to the exercise of stock options	—	4,771	—	—	—	4,771
Proceeds from parent contributions	—	—	163,548	158,426	(321,974)	—
Cash dividends paid	—	—	—	(158,126)	158,126	—

Net cash (used for) provided by financing activities	41,920	315,942	163,548	(46,243)	(163,848)	311,319

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,320	—	2,320

Net (decrease) increase in cash and cash equivalents	8,191	(2,750)	18	367,056	—	372,515
Cash and cash equivalents, beginning of period	10,659	2,753	4	517,890	—	531,306

Cash and cash equivalents, end of period	$18,850	$3	$22	$884,946	$—	$903,821

Note 16 Subsequent Event
     On July 17, 2009, the exchange offer of the Company and Nabors Delaware to holders of Nabors Delaware’s $1.125 billion 9.25% senior notes due 2019 expired. On July 23, 2009 Nabors Delaware issued $1,069,392,000 registered 9.25% senior notes due 2019 in exchange for an equal amount of its unregistered 9.25% senior notes due 2019 that were properly tendered.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Nabors Industries Ltd.:
We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries as of June 30, 2009, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of cash flows and of changes in shareholders’ equity for the six-month periods ended June 30, 2009 and 2008. This interim financial information is the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the changes in accounting for convertible debt instruments and participating securities included in the computation of earnings per share discussed in Note 2 to the consolidated financial statements, as to which the date is May 29, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
HOUSTON, TEXAS
July 31, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
     We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.
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
     The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009 and Exhibit 99.1 of Nabors’ Current Report on Form 8-K filed with the SEC on May 29, 2009 under section Item 1A. — Risk Factors.
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
     Nabors is the largest land drilling contractor in the world, with approximately 531 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the

Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 594 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 172 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 40 platform rigs, 13 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities in the U.S., Canada and international areas through both our wholly-owned subsidiaries and our separate joint venture entities in which we have 49.7% ownership interests in the U.S. and international entities and a 50% ownership interest in the Canadian entity. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions.
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
     Natural gas prices are the primary drivers of our U.S. Lower 48 Land Drilling and Canadian Contract Drilling operations, while oil prices are the primary driver in our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price averaged $5.93 per million cubic feet (mcf) during the period from July 1, 2008 through June 30, 2009, down from $8.31 per mcf average during the period from July 1, 2007 through June 30, 2008. West Texas intermediate spot oil prices averaged $70.44 per barrel during the period from July 1, 2008 through June 30, 2009, down from a $96.97 per barrel average during the period from July 1, 2007 through June 30, 2008.
     Beginning in the fourth quarter of 2008, there was a significant reduction in the demand for natural gas that was caused, at least in part, by the significant deterioration of the global economic environment including the extreme volatility in the capital and credit markets. Weaker demand has resulted in a 67% decline in gas prices from the second quarter of fiscal year 2008 average of $11.36 per mcf to the second quarter of fiscal year 2009 average of $3.71 per mcf. Oil prices also declined significantly by 52% from the second quarter of fiscal year 2008 average of $123.80 per barrel to the second quarter of fiscal year 2009 average of $59.69 per barrel. These reduced prices for natural gas and oil have led to a sharp decline in the demand for drilling and workover services. Continued fluctuations in the demand for gas and oil, among other factors including supply, could contribute to continued price volatility which may continue to affect demand for our services. The following table sets forth natural gas and oil price data for each quarter over the past two years:

Average commodity prices, by quarter:

	Gas (1)				Oil (2)
	Twelve Month Period				Twelve Month Period
	Ended				Ended
	June 30,	June 30,	Increase/		June 30,	June 30,	Increase/
Time Period	2009	2008	(Decrease)		2009	2008	(Decrease)
July – September	$9.07	$6.18	$2.89	47%	$118.23	$75.24	$42.99	57%
October – December	6.42	6.98	(.56)	(8%)	59.06	90.49	(31.43)	(35%)
January – March	4.56	8.64	(4.08)	(47%)	43.18	97.86	(54.68)	(56%)
April — June	3.71	11.36	(7.65)	(67%)	59.69	123.80	(64.11)	(52%)

12 month average	$5.93	$8.31	(2.38)	(29%)	$70.44	$96.97	(26.53)	(27%)

(1)	Represents the average Henry Hub natural gas spot price ($/million cubic feet (mcf))

(2)	Represents the average West Texas intermediate crude oil spot price ($/barrel)
     The decline in natural gas and oil prices, as discussed above, have also adversely affected our customers’ spending plans for exploration, production and development activities which has had a significant negative impact on our operations beginning in the latter part of 2008 and could materially affect our future financial results.
     Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended June 30, 2009 totaled $859.7 million, representing a decrease of $418.6 million, or 33%, as compared to the three months ended June 30, 2008, and $2.0 billion for the six months ended June 30, 2009, representing a decrease of $580.4 million, or 23%, as compared to the six months ended June 30, 2008. Adjusted income derived from operating activities and net income (loss) for the three months ended June 30, 2009 totaled $73.4 million and $(193.0) million ($(.68) per diluted share), respectively, representing decreases of 72% and 209%, respectively, compared to the three months ended June 30, 2008. Adjusted income derived from operating activities and net income (loss) for the six months ended June 30, 2009 totaled $272.5 million and $(67.8) million ($(.24) per diluted share), respectively, representing decreases of 51% and 117%, respectively, compared to the six months ended June 30, 2008.
     Our operating results during the three and six months ended June 30, 2009 were lower than prior year periods primarily due to the continuing weak environment in our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canada Well-servicing and Drilling and U.S. Offshore operations where activity levels and demand for our drilling rigs have decreased substantially in response to uncertainty in the financial markets and commodity price deterioration. Operating results were further negatively impacted by higher levels of depreciation expense due to our capital expenditures in recent years and an increase in stock compensation expense.
     Our operating results for 2009 are expected to decrease substantially from levels realized during 2008 given our current expectation of the continuation of lower commodity prices during 2009 and the related impact on drilling and well-servicing activity and dayrates. We expect that the decrease in drilling activity and dayrates will continue to have a significant impact on our U.S. Lower 48 Land Drilling and our U.S. Land Well-servicing operations as the number of working rigs and average dayrates decline. In our U.S. Lower 48 Land Drilling operations, our rig count has decreased from its peak during October 2008 of 273 rigs to 93 rigs currently operating as of July 29, 2009. Our Well-servicing activity is down approximately 51% from its October 2008 peak of 105,872 hours when compared to estimated rig hours of 51,796 for July 2009. We expect our International operations to increase slightly during 2009 resulting from the deployment of new and incremental rigs under long-term contracts and the renewal of multi-year contracts. Although rig count is lower overall, the reductions are primarily comprised of lower yielding assets, leaving higher margin contracts in place. Our investments in new and upgraded rigs over the past four years have resulted in long-term contracts which we expect will enhance our competitive position when market conditions improve.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended				Six Months Ended June
	June 30,		Increase/		30,		Increase/
(In thousands, except percentages and rig activity)	2009	2008	(Decrease)		2009	2008	(Decrease)
Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates:
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$249,859	$438,848	$(188,989)	(43%)	$639,738	$845,909	$(206,171)	(24%)
U.S. Land Well-servicing	100,080	182,222	(82,142)	(45%)	234,442	353,363	(118,921)	(34%)
U.S. Offshore	41,947	65,723	(23,776)	(36%)	102,339	117,178	(14,839)	(13%)
Alaska	53,207	45,114	8,093	18%	115,989	99,483	16,506	17%
Canada	45,035	67,782	(22,747)	(34%)	157,180	246,634	(89,454)	(36%)
International	327,551	342,892	(15,341)	(4%)	670,207	646,464	23,743	4%

Subtotal Contract Drilling (2)	817,679	1,142,581	(324,902)	(28%)	1,919,895	2,309,031	(389,136)	(17%)
Oil and Gas (3) (4)	(6,001)	11,352	(17,353)	(153%)	(66,045)	25,392	(91,437)	(360%)
Other Operating Segments (5) (6)	105,547	172,865	(67,318)	(39%)	262,464	338,647	(76,183)	(22%)
Other reconciling items (7)	(57,483)	(48,431)	(9,052)	(19%)	(122,954)	(99,296)	(23,658)	(24%)

Total	$859,742	$1,278,367	$(418,625)	(33%)	$1,993,360	$2,573,774	$(580,414)	(23%)

Adjusted income derived from operating activities (8):
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$70,075	$134,322	$(64,247)	(48%)	$199,317	$261,193	$(61,876)	(24%)
U.S. Land Well-servicing	6,192	31,468	(25,276)	(80%)	19,850	61,854	(42,004)	(68%)
U.S. Offshore	6,724	17,983	(11,259)	(63%)	23,554	24,441	(887)	(4%)
Alaska	16,374	13,466	2,908	22%	37,199	31,249	5,950	19%
Canada	(10,151)	(14,326)	4,175	29%	3,024	27,647	(24,623)	(89%)
International	101,303	101,752	(449)	(0%)	204,278	192,402	11,876	6%

Subtotal Contract Drilling (2)	190,517	284,665	(94,148)	(33%)	487,222	598,786	(111,564)	(19%)
Oil and Gas (3)(4)	(15,228)	(1,645)	(13,583)	(826%)	(86,562)	(6,497)	(80,065)	N/M (9)
Other Operating Segments (5)(6)	4,925	19,006	(14,081)	(74%)	24,029	31,440	(7,411)	(24%)
Other reconciling items (10)	(106,766)	(36,907)	(69,859)	(189%)	(152,158)	(72,179)	(79,979)	(111%)

Total	73,448	265,119	(191,671)	(72%)	272,531	551,550	(279,019)	(51%)
Interest expense	(66,027)	(49,375)	(16,652)	(34%)	(133,105)	(96,067)	(37,038)	(39%)
Investment income	18,248	25,057	(6,809)	(27%)	27,389	51,239	(23,850)	(47%)

	Three Months Ended				Six Months Ended June
	June 30,		Increase/		30,		Increase/
(In thousands, except percentages and rig activity)	2009	2008	(Decrease)		2009	2008	(Decrease)
(Losses) gains on sales and retirements of long-lived assets and other income (expense), net	(6,469)	(3,158)	(3,311)	(105%)	10,828	(11,255)	22,083	196%
Impairments and other charges (11)	(227,083)	—	(227,083)	(100%)	(227,083)	—	(227,083)	(100%)

Income (loss) before income taxes	$(207,883)	$237,643	$(445,526)	(187%)	$(49,440)	$495,467	$(544,907)	(110%)

Rig activity:
Rig years: (12)
U.S. Lower 48 Land Drilling	142.9	242.3	(99.4)	(41%)	167.7	234.0	(66.3)	(28%)
U.S. Offshore	12.2	17.1	(4.9)	(29%)	13.7	16.6	(2.9)	(17%)
Alaska	11.3	10.4	0.9	9%	11.6	10.5	1.1	10%
Canada	11.1	16.9	(5.8)	(34%)	22.7	33.1	(10.4)	(31%)
International (13)	104.1	121.5	(17.4)	(14%)	109.0	119.6	(10.6)	(9%)

Total rig years	281.6	408.2	(126.6)	(31%)	324.7	413.8	(89.1)	(22%)

Rig hours: (14)
U.S. Land Well-servicing	142,797	272,101	(129,304)	(48%)	322,364	531,578	(209,214)	(39%)
Canada Well-servicing	23,896	40,257	(16,361)	(41%)	74,120	119,394	(45,274)	(38%)

Total rig hours	166,693	312,358	(145,665)	(47%)	396,484	650,972	(254,488)	(39%)

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.6 million and $2.8 million for the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $9.6 million for the six months ended June 30, 2009 and 2008, respectively.

(3)	Includes our proportionate share of non-cash pre-tax writedowns recorded by our domestic oil and gas joint venture of $(8.3) million and $(83.3) million for the three and six months ended June 30, 2009, respectively.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(11.0) million and $(6.7) million for the three months ended June 30, 2009 and 2008, respectively, and $(83.3) million and $(24.6) million for the six months ended June 30, 2009 and 2008, respectively.

(5)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $2.3 million and $(.1) million for the three months ended June 30, 2009 and 2008, respectively, and $8.8 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively.

(7)	Represents the elimination of inter-segment transactions.

(8)	Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates. Such amounts should not be used as a substitute to those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income (loss) before income taxes, which is a GAAP measure, is provided within the above table.

(9)	The percentage is so large that it is not meaningful.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	Represents non-cash pre-tax impairments and other charges recorded during the three months ended June 30, 2009.

(12)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(13)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 2.3 years and 4.0 years during the three months ended June 30, 2009 and 2008, respectively, and 2.6 years and 4.0 years for the six months ended June 30, 2009 and 2008, respectively.

(14)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.
Segment Results of Operations
Contract Drilling
     Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.
     U.S. Lower 48 Land Drilling. The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages and rig activity)	2009	2008	(Decrease)		2009	2008	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$249,859	$438,848	$(188,989)	(43%)	$639,738	$845,909	$(206,171)	(24%)
Adjusted income derived from operating activities	$70,075	$134,322	$(64,247)	(48%)	$199,317	$261,193	$(61,876)	(24%)
Rig years	142.9	242.3	(99.4)	(41%)	167.7	234.0	(66.3)	(28%)
     Operating results decreased during the three and six months ended June 30, 2009 compared to the prior year periods primarily due to a decline in drilling activity driven by lower natural gas prices beginning in the fourth quarter of 2008 and diminished demand as customers released rigs and delayed drilling projects in response to the significant drop in natural gas prices and the tightening of the credit markets. Operating revenues earned during the three and six months ended June 30, 2009 includes $17.5 million and $48.8 million, respectively, related to early contract termination revenue including approximately $7.7 million and $13.1 million, respectively, which would have been earned during the current period regardless of early termination. We expect to continue to recognize additional revenues corresponding to early termination of contracts for the remainder of 2009 at a significantly diminished rate relative to each of the first and second quarters of 2009. Operating results were further negatively impacted by higher depreciation expense related to capital expansion projects completed in recent years.

     U.S. Land Well-servicing. The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages and rig activity)	2009	2008	(Decrease)		2009	2008	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$100,080	$182,222	$(82,142)	(45%)	$234,442	$353,363	$(118,921)	(34%)
Adjusted income derived from operating activities	$6,192	$31,468	$(25,276)	(80%)	$19,850	$61,854	$(42,004)	(68%)
Rig hours	142,797	272,101	(129,304)	(48%)	322,364	531,578	(209,214)	(39%)
     Operating results decreased during the three and six months ended June 30, 2009 over the prior year periods primarily due to lower rig utilization and negative price erosion, driven by lower customer demand stemming from lower oil prices. Operating results were further negatively impacted by higher depreciation expense related to capital expansion projects completed in recent years.
     U.S. Offshore. The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages and rig activity)	2009	2008	(Decrease)		2009	2008	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$41,947	$65,723	$(23,776)	(36%)	$102,339	$117,178	$(14,839)	(13%)
Adjusted income derived from operating activities	$6,724	$17,983	$(11,259)	(63%)	$23,554	$24,441	$(887)	(4%)
Rig years	12.2	17.1	(4.9)	(29%)	13.7	16.6	(2.9)	(17%)
     The decrease in operating results during the three and six months ended June 30, 2009 as compared to the prior year periods primarily resulted from lower average dayrates and utilization for the Super SundownerTM platform rigs, workover jack-up rigs and barge drilling and workover rigs, partially offset by higher utilization of our SundownerR platform rigs and MODS rigs.
     Alaska. The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages and rig activity)	2009	2008	(Decrease)		2009	2008	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$53,207	$45,114	$8,093	18%	$115,989	$99,483	$16,506	17%
Adjusted income derived from operating activities	$16,374	$13,466	$2,908	22%	$37,199	$31,249	$5,950	19%
Rig years	11.3	10.4	0.9	9%	11.6	10.5	1.1	10%
     The increase in operating results during the three and six months ended June 30, 2009 as compared to the prior year periods was primarily due to increases in average dayrates and drilling activity. Drilling activity levels have continued to increase as a result of the deployment and utilization of rigs added to the fleet in late 2007 under long-term contracts.

     Canada. The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages and rig activity)	2009	2008	(Decrease)		2009	2008	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$45,035	$67,782	$(22,747)	(34%)	$157,180	$246,634	$(89,454)	(36%)
Adjusted income (loss) derived from operating activities	$(10,151)	$(14,326)	$4,175	29%	$3,024	$27,647	$(24,623)	(89%)
Rig years	11.1	16.9	(5.8)	(34%)	22.7	33.1	(10.4)	(31%)
Rig hours	23,896	40,257	(16,361)	(41%)	74,120	119,394	(45,274)	(38%)
     Operating revenues and Earnings from unconsolidated affiliates decreased during the three and six months ended June 30, 2009 as compared to the prior year periods primarily as a result of an overall decrease in drilling and well-servicing dayrates and activity due to lower customer demand for drilling and well-servicing operations. Our operating results for the three and six months ended June 30, 2009 were further negatively impacted by the economic uncertainty in the Canadian drilling market and financial market instability.
     The increase in adjusted income (loss) derived from operating activities during the three months ended June 30, 2009 as compared to the prior year quarter is primarily due to cost reductions in direct costs, general and administrative expenses and depreciation. The decrease in adjusted income derived from operating activities during the six months ended June 30, 2009 as compared to the prior year period reflects the decrease in drilling and well-servicing dayrates and activity as discussed above.
     International. The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages and rig activity)	2009	2008	(Decrease)		2009	2008	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$327,551	$342,892	$(15,341)	(4%)	$670,207	$646,464	$23,743	4%
Adjusted income derived from operating activities	$101,303	$101,752	$(449)	0%	$204,278	$192,402	$11,876	6%
Rig years	104.1	121.5	(17.4)	(14%)	109.0	119.6	(10.6)	(9%)
     The decrease in operating results during the three months ended June 30, 2009 as compared to the prior year quarter resulted primarily from lower utilization of rigs in Mexico, Libya, Argentina and Colombia. Operating results were further negatively impacted by higher depreciation expense related to capital expansion projects completed in recent years. These decreases are partially offset by higher average dayrates from two jack-up rigs deployed in Saudi Arabia and increases in average dayrates for our new and incremental rigs added and deployed during 2008.
     The increase in operating results during the six months ended June 30, 2009 as compared to the prior year period resulted primarily from higher average dayrates from two jack-up rigs deployed in Saudi Arabia and increases in average dayrates for our new and incremental rigs added and deployed during 2008. Operating results were also positively impacted by a start-up floating, drilling, production, storage and offloading vessel offshore in the Democratic Republic of the Congo. These increases were partially offset by the reduction in utilization in the Libya, Argentina and Colombia markets.

Oil and Gas
     This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages)	2009	2008	(Decrease)		2009	2008	(Decrease)
Operating revenues and Earnings (losses) from unconsolidated affiliates	$(6,001)	$11,352	$(17,353)	(153%)	$(66,045)	$25,392	$(91,437)	(360%)
Adjusted income (loss) derived from operating activities	$(15,228)	$(1,645)	$(13,583)	(826%)	$(86,562)	$(6,497)	$(80,065)	N/M	(1)

(1)	The percentage is so large that is not meaningful.
     Our operating results decreased during the three months ended June 30, 2009 as compared to the prior year period primarily due to declines in natural gas prices and production volumes from our Ramshorn and joint venture operations.
     Our operating results decreased during the six months ended June 30, 2009 as compared to the prior year periods primarily as a result of our domestic oil and gas joint venture’s non-cash pre-tax ceiling test writedown, of which our proportionate share totaled $75.0 million during the first quarter of 2009. This writedown resulted from the ceiling test application of the full cost method of accounting for costs related to oil and natural gas properties. Our U.S. joint venture used a quarter end price of $3.78 per mcf for natural gas in calculating the ceiling test limitation. Additionally, the prior year first quarter included a $12.3 million gain recorded from the sale of oil and gas properties.
Other Operating Segments
     These operations include our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages)	2009	2008	(Decrease)		2009	2008	(Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$105,547	$172,865	$(67,318)	(39%)	$262,464	$338,647	$(76,183)	(22%)
Adjusted income derived from operating activities	$4,925	$19,006	$(14,081)	(74%)	$24,029	$31,440	$(7,411)	(24%)
     Operating results decreased during the three and six months ended June 30, 2009 compared to the prior year periods primarily as a result of (i) lower demand in the U.S. and Canadian drilling markets for rig instrumentation and data collection services from oil and gas exploration companies, (ii) decreases in customer demand for our construction and logistics services in Alaska and (iii) decreased top drive sales and lower service and rental activity.
OTHER FINANCIAL INFORMATION
General and administrative expenses

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages)	2009	2008	(Decrease)		2009	2008	(Decrease)
General and administrative expenses	$163,808	$116,914	$46,894	40%	$271,151	$228,235	$42,916	19%
General and administrative expenses as a percentage of operating revenues	18.9%	9.1%	10%	108%	13.1%	8.8%	4%	49%

     General and administrative expenses increased during the three and six months ended June 30, 2009 as compared to the prior year periods primarily as a result of an increase of approximately $65.5 million and $79.8 million, respectively, in stock compensation expense. Total share-based compensation expense for the three months ended June 30, 2009 included $72.1 million of compensation expense related to previously granted restricted stock and option awards held by Messrs. Isenberg and Petrello that was unrecognized as of April 1, 2009. The recognition of this expense was a result of the provisions of their respective new employment agreements which effectively eliminated the risk of forfeiture of such awards. This increase is partially offset for the three and six months ended June 30, 2009 compared to prior year periods by decreases of approximately $10.1 million and $27.2 million, respectively, in wages and burden, primarily due to reduced numbers of employees required to support operations in most of our operating segments and cost reduction efforts across all business units. General and administrative expenses as a percentage of operating revenues increased primarily due to lower revenues and higher compensation expense recognized during the three and six months ended June 30, 2009.
Depreciation and amortization, and depletion expense

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages)	2009	2008	(Decrease)		2009	2008	(Decrease)
Depreciation and amortization expense	$165,974	$148,813	$17,161	12%	$325,126	$285,013	$40,113	14%
Depletion expense	$2,590	$7,343	$(4,753)	(65%)	$5,343	$21,028	$(15,685)	(75%)
     Depreciation and amortization expense. Depreciation and amortization expense increased during the three and six months ended June 30, 2009 compared to the prior year periods as a result of capital expansion projects completed in recent years.
     Depletion expense. Depletion expense decreased during the three and six months ended June 30, 2009 compared to the prior year periods primarily as a result of decreased natural gas production volumes.
Interest expense

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages)	2009	2008	(Decrease)		2009	2008	(Decrease)
Interest expense	$66,027	$49,375	$16,652	34%	$133,105	$96,067	$37,038	39%
     Interest expense increased during the three and six months ended June 30, 2009 compared to the prior year periods as a result of the interest expense related to our January 2009 issuance of $1.125 billion aggregate principal amount of 9.25% senior notes due January 2019 and our February 2008 and July 2008 issuances of $575 million aggregate principal amount and $400 million aggregate principal amount, respectively, of 6.15% senior notes due February 2018. The increase was partially offset by a reduction to interest expense due to our repurchases of $888.5 million par value of our $2.75 billion 0.94% senior exchangeable notes during 2008 and the six months ended June 30, 2009.
Investment income

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages)	2009	2008	(Decrease)		2009	2008	(Decrease)
Investment income	$18,248	$25,057	$(6,809)	(27%)	$27,389	$51,239	$(23,850)	(47%)
     Investment income for the three and six months ended June 30, 2009 includes gains of $9.3 million and $13.0 million, respectively, from our trading securities and interest and dividend income of $7.9 million and $13.8 million, respectively, from our other cash, short-term and long-term investments.

     Investment income for the three and six months ended June 30, 2008 included gains of $13.3 million and $44.6 million, respectively, from our trading securities and interest income of $11.6 million and $23.0 million, respectively, from our other cash, short-term and long-term investments, partially offset by losses from the portion of our long-term investments comprised of our actively managed funds.
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
(In thousands, except percentages)	2009	2008	(Decrease)		2009	2008	(Decrease)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$(6,469)	$(3,158)	$(3,311)	(105%)	$10,828	$(11,255)	$22,083	196%
     The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended June 30, 2009 includes losses on retirements of long-lived assets of approximately $3.0 million, increases to litigation reserves of $1.1 million, a loss of $1.1 million on the fair value of our range cap and floor derivative and foreign currency exchange losses of approximately $1.7 million. For the six months ended June 30, 2009, the amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net included pre-tax gains of $16.0 million recognized on purchases of our $2.75 billion 0.94% senior exchangeable notes due 2011, partially offset by losses on retirements of long-lived assets of approximately $4.4 million.
     The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended June 30, 2008 included losses on retirements on long-lived assets of approximately $6.1 million partially offset by a gain of $1.5 million on a derivative contract related to an interest rate swap. For the six months ended June 30, 2008, the amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net included losses on retirements and impairment charges on long-lived assets of approximately $10.5 million and increases to litigation reserves of $1.7 million.
Impairments and other charges
     The table below summarizes the impairments and other charges recognized on our consolidated statements of income (loss) during the three and six months ended June 30, 2009:

Three and six
months ended
(In thousands)	June 30, 2009
Goodwill impairment	$14,689
Impairment of long-lived assets to be disposed of other than by sale	64,229
Impairment of oil and gas financing receivable	112,516
Credit related impairment on investment	35,649

Total impairments and other charges	$227,083

     During the three months ended June 30, 2009, we recognized goodwill impairment of approximately $14.7 million relating to Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating segments. The impairment charge was a result of our annual impairment test on goodwill which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of Nabors Blue Sky Ltd. was determined using discounted cash flow models involving assumptions based on our utilization of aircraft and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. During the year ended December 31, 2008, goodwill impairment of $4.6 million was recognized by this reporting unit. The current quarter non-cash pre-tax impairment charge was deemed necessary due to the continued deterioration during the quarter, and a now longer than previously expected duration of the downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations. This downturn has resulted in reduced capital spending on the part of our customers and has diminished demand for our drilling services and for immediate access to remote drilling sites. The goodwill recorded in our Nabors Blue Sky Ltd. reporting unit was fully impaired as of June 30, 2009, and as such, is not subject to further impairment. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results. See Note 2 (included under the caption “Goodwill”) to our Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion and amounts of goodwill related to each of our reporting units.
     During the three months ended June 30, 2009, we retired certain rigs and rig components in our U.S. Offshore, Alaska, Canada and International Contract Drilling segments and reduced their aggregate carrying value from $69.0 million to their estimated aggregate salvage value, resulting in impairment charges of approximately $64.2 million. The retirements included certain inactive workover jack-up rigs in our U.S. Offshore and International operations, the structural frames of certain incomplete coiled tubing rigs in our Canada operations and miscellaneous rig components in our Alaska operations. The impairment charges resulted from the continued deterioration during the quarter, and a now longer than previously expected duration of the downturn in the demand for oil and gas drilling activities. During the quarter, uncertainty increased with respect to the timing of a market upturn of sufficient magnitude to return the affected assets to service in the foreseeable future. As a result of these factors, we made the decision to retire these assets. A prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges on additional rigs if future cash flow estimates, based upon information then available to management, indicate that their carrying value may not be recoverable.
     As of June 30, 2009, we recorded an impairment totaling $112.5 million to a certain oil and gas financing receivable, which reduced the carrying value of our oil and gas financing receivables recorded as long-term investments to $128.1 million. The impairment was primarily due to continued commodity price deterioration and a longer than expected duration of the lower price environment during the second quarter. This is expected to significantly reduce demand for future gas production and development in the Barnett Shale area of north central Texas, which significantly influences capital expenditure decisions in the future. The impairment was determined using discounted cash flow models involving assumptions based on estimated cash flows for proved and probable reserves, undeveloped acreage value, and current and expected natural gas prices. We believe the estimates used provide a reasonable estimate of current fair value.
     During the three months ended June 30, 2009, we recorded an other-than-temporary impairment of $40.3 million to a debt security issued by MBIA Insurance Inc. The credit loss related to the other-than-temporary impairment was $35.6 million and the remaining $4.7 million was recorded as an unrealized loss in accumulated comprehensive income (loss) in our consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2009. These bonds were downgraded to non-investment grade level by Standard and Poor’s and Moody’s Investors Service as of June 30, 2009. The impairment of this investment was evaluated based on a variety of factors, including the length of time and the extent to which the market value has been less than cost, the financial condition of the issuer of the security as well as credit ratings and the recent reorganization by MBIA Inc. While we do not intend to or anticipate the need to sell the investment in the future for cash flow or working capital requirements, we currently believe that we may not collect the full amounts due according to the contractual terms of the investment.
Income tax rate

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2009	2008	Increase/(Decrease)		2009	2008	Increase/(Decrease)
Effective Tax Rate	7.2%	25.8%	(18.6%)	(72%)	(37.2%)	21.6%	(58.8%)	(272%)
     The decrease in our effective income tax rate during the three and six months ended June 30, 2009 compared to the prior year periods is a result of the proportion of income generated in the U.S. versus the international jurisdictions in which we operate. Income generated in the U.S. is generally taxed at a higher rate than income generated in international jurisdictions. We expect to incur a loss in the U.S. for the year which will produce a tax benefit. Overall, we expect to have a net tax benefit for the year as the U.S. tax benefit is expected to be in excess of the tax expenses associated with our international operations. This will likely result in an overall negative tax rate.
     Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different than that which is reflected in our income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our financial position, income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

     Various bills have been introduced in Congress which could reduce or eliminate the tax benefits associated with our reorganization as a Bermuda company. Legislation enacted by Congress in 2004 provides that a corporation that reorganized in a foreign jurisdiction on or after March 4, 2003 shall be treated as a domestic corporation for United States federal income tax purposes. Nabors’ reorganization was completed June 24, 2002. There has been and we expect that there may continue to be legislation proposed by Congress from time to time which, if enacted, could limit or eliminate the tax benefits associated with our reorganization.
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
Liquidity and Capital Resources
Cash Flows
     Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2009 and 2008.
     Operating Activities. Net cash provided by operating activities totaled $1.0 billion during the six months ended June 30, 2009 compared to net cash provided by operating activities of $632.0 million during the prior year period. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income adjusted for non-cash components was approximately $709.5 million and $749.4 million for the six months ended June 30, 2009 and 2008, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. The net impact to operating cash flows resulting from changes in working capital items was $297.9 million provided by operating activities for the six months ended June 30, 2009 and $117.4 million used by operating activities for the six months ended June 30, 2008.
     Investing Activities. Net cash used for investing activities totaled $781.8 million during the six months ended June 30, 2009 compared to net cash used for investing activities of $573.1 million during the prior year period. During the six months ended June 30, 2009 and 2008, cash was used primarily for capital expenditures totaling $710.8 million and $751.8 million, respectively, and investments in unconsolidated affiliates totaling $100.7 million and $47.5 million, respectively. During the six months ended June 30, 2009 and 2008, cash was derived from sales of investments, net of purchases, totaling $17.0 million and $209.2 million, respectively.
     Financing Activities. Net cash provided by financing activities totaled $353.0 million during the six months ended June 30, 2009 compared to $311.3 million during the prior year period. During the six months ended June 30, 2009, cash was derived from the receipt of $1.1 billion in proceeds, net of debt issuance costs, from the January 2009 issuance of $1.125 billion 9.25% senior notes due 2019, and cash totaling $689.7 million and $56.8 million was used to purchase our $2.75 billion 0.94% senior exchangeable notes due 2011 and our $225 million 4.875% senior notes, respectively.
Future Cash Requirements
     As of June 30, 2009, we had long-term debt, including current maturities, of $4.2 billion and cash and cash equivalents and investments of $1.3 billion, including $140.1 million of long-term investments and other receivables. Long-term investments and other receivables include $128.1 million in oil and gas financing receivables.

     Our $225 million 4.875% senior notes are due in August 2009 and accordingly, are classified as a current liability. During the six months ended June 30, 2009, we repurchased $56.6 million par value of these senior notes for cash totaling $56.8 million.
     Our $2.75 billion 0.94% senior exchangeable notes due 2011 provide that upon an exchange of these notes, we will be required to pay holders of the notes cash up to the principal amount of the notes and our common shares for any amount that the exchange value of the notes exceeds the principal amount of the notes. The notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate for the notes; or upon the occurrence of specified corporate transactions set forth in the indenture. On July 29, 2009, the market price for our shares closed at $16.17. If any of the events described above were to occur and the notes were exchanged at a purchase price equal to 100% of the principal amount of the notes, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that in the event that the price of our shares were to exceed $59.57 for the required period of time that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes to other investors on the open market. However, there can be no assurance that the holders would not exchange the notes.
     During 2008 and the six months ended June 30, 2009 we purchased $888.5 million par value of our $2.75 billion 0.94% senior exchangeable notes due 2011 in the open market for cash totaling $765.6 million, leaving approximately $1.86 billion par value outstanding.
     As of June 30, 2009, we had outstanding purchase commitments of approximately $350.1 million, primarily for rig-related enhancements, construction and sustaining capital expenditures and other operating expenses. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to total approximately $600-700 million, including currently planned rig-related enhancements, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway. These programs, which are nearing an end, have resulted in an expansion in the number of drilling and well-servicing rigs that we own and operate and consist primarily of land drilling and well-servicing rigs. The expansion of our capital expenditure programs to build new state-of-the-art drilling rigs has impacted a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Alaska, Canada and International operations.
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
     Our 2008 Annual Report on Form 10-K includes our contractual cash obligations as of December 31, 2008. Because of the significant change to our contractual cash obligations and as a result of the issuance of Nabors Delaware’s $1.125 billion 9.25% senior notes due 2019 and our repurchases of a portion of our $2.75 billion 0.94% senior exchangeable notes and $225 million 4.875% senior notes (see Note 7), we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to commitments as of June 30, 2009:

	Payments due by Period
(In thousands)	Total	< 1 Year		1-3 Years		3-5 Years		Thereafter
Contractual cash obligations:
Long-term debt:
Principal	$4,405,902	$168,713	(1)	$1,862,022	(2)	$275,167	(3)	$2,100,000	(4)
Interest	1,671,347	200,470		375,219		335,495		760,163

Total contractual cash obligations	$6,077,249	$369,183		$2,237,241		$610,662		$2,860,163

(1)	Represents the remaining portion of Nabors Holdings’ $225 million 4.875% senior notes due August 2009.

(2)	Represents the remaining portion of Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due May 2011.

(3)	Includes Nabors Delaware’s $275 million 5.375% senior notes due August 2012.

(4)	Represents Nabors Delaware’s aggregate $975 million 6.15% senior notes due February 2018 and $1.125 billion 9.25% senior notes due February 2019.
     No other significant changes have occurred to the contractual cash obligations information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
     We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, both in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
     In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through June 30, 2009, $464.5 million of our common shares had been repurchased under this program. As of June 30, 2009, we had the capacity to repurchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.
     See Note 10 to the accompanying unaudited consolidated financial statements for discussion of commitments and contingencies relating to (i) new employment agreements, effective April 1, 2009, that could result in significant cash payments of $100 million and $50 million to Messrs. Isenberg and Petrello, respectively, by the Company if their employment is terminated in the event of death or disability or cash payments of $100 million and $58 million to Messrs. Isenberg and Petrello, respectively, by the Company if their employment is terminated without cause or in the event of a change in control and (ii) off-balance sheet arrangements (including guarantees).
Financial Condition and Sources of Liquidity
     Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of June 30, 2009, we had cash and cash equivalents and investments of $1.3 billion (including $140.1 million of long-term investments and other receivables, inclusive of $128.1 million in oil and gas financing receivables) and working capital of $1.5 billion. Oil and gas financing receivables are classified as long-term investments. These receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. This compares to cash and cash equivalents and investments of $826.1 million (including $240.0 million of long-term investments and other receivables, inclusive of $224.2 million in oil and gas financing receivables) and working capital of $1.0 billion as of December 31, 2008.
     Our gross funded debt to capital ratio was 0.43:1 as of June 30, 2009 and 0.41:1 as of December 31, 2008. Our net funded debt to capital ratio was 0.34:1 as of June 30, 2009 and 0.35:1 as of December 31, 2008. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments and other receivables. Capital is defined as shareholders’ equity. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. The gross funded debt to capital ratio and the net funded debt to capital ratio are not measures of operating performance or liquidity defined by GAAP and therefore, they may not be comparable to similarly titled measures presented by other companies.
     Our interest coverage ratio from continuing operations was 11.4:1 as of June 30, 2009 and 20.7:1 as of December 31, 2008. The interest coverage ratio is a trailing twelve-month computation of the sum of income (loss) before income taxes, interest expense, depreciation and amortization, depletion expense, impairments and our proportionate share of non-cash pre-tax writedowns from our oil and gas joint ventures less investment income and then dividing by cash interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

     We have four letter of credit facilities with various banks as of June 30, 2009. Availability and borrowings under our credit facilities as of June 30, 2009 are as follows:

(In thousands)
Credit available	$245,180
Letters of credit outstanding	143,275

Remaining availability	$101,905

     Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Fitch Ratings, Moody’s Investors Service and Standard & Poor’s, which are currently “BBB+”, “Baa1” and “BBB+”, respectively, and our historical ability to access those markets as needed. However, recent instability in the global financial markets has resulted in uncertainty related to the availability of funds from capital markets and other credit markets. While there can be no assurances that we will be able to access these markets in the future, we believe that we have the ability to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon exchange or purchase of our notes and that any cash payment due of this magnitude, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. In addition, Standard & Poor’s affirmed its BBB+ credit rating, but revised its outlook to negative from stable due primarily to worsening industry conditions. A credit downgrade by Standard & Poor’s may impact our ability to access credit markets.
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
     A court in Algeria has entered a judgment of approximately $19.7 million against the Company related to certain alleged customs infractions. The Company believes it did not receive proper notice of the judicial proceedings against it, and that the amount of the judgment is excessive. We have asserted the lack of legally required notice as a basis for challenging the judgment on appeal. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the ultimate resolution of this matter, and the timing of such resolution, is uncertain. If the Company is ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $19.7 million.
  Recent Accounting Pronouncements
     In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements for assets and liabilities. We adopted and applied the provisions of SFAS No. 157 to our financial assets and liabilities on January 1, 2008 and our nonfinancial assets and liabilities on January 1, 2009. The impact of SFAS No. 157 is provided in Note 5.
     In December 2007 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” This statement retains the fundamental requirement in SFAS No. 141, “Business Combinations” that the acquisition method of accounting be used for all business combinations and expands the same method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods. This statement replaces SFAS No. 141 by requiring measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any noncontrolling interests. Additionally, SFAS No. 141(R) requires that acquisition-related costs, including restructuring costs, be recognized as expense separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We adopted SFAS No. 141(R) on January 1, 2009 and will apply it to future acquisitions.

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
     In May 2008 the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Effective January 1, 2009, we adopted the provisions of this FSP and applied them, on a retrospective basis, to our consolidated financial statements. The impact of this FSP is provided in Note 7.
     In June 2008 the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This EITF provides that securities which are granted in share-based transactions are “participating securities” prior to vesting if they have a nonforfeitable right to participate in any dividends, and such securities therefore should be included in computing basic earnings per share. Effective January 1, 2009, we adopted the provisions of this EITF and applied them, on a retrospective basis, to our consolidated financial statements. The impact of this EITF is provided in Note 11.
     In December 2008 the SEC issued a Final Rule, “Modernization of Oil and Gas Reporting.” This Final Rule revises certain oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Exchange Act, as well as Industry Guide 2. The amendments are designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use trailing twelve month average natural gas and oil prices when performing the full cost ceiling test calculation which will impact the accounting practices of our oil and gas joint ventures. The disclosure requirements are effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009. We are currently evaluating the impact that this Final Rule may have on our consolidated financial statements.
     In April 2009 the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We adopted the provisions of this FSP as of April 1, 2009 and have applied them to our consolidated financial statements for the three and six months ended June 30, 2009.
     In April 2009 the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes the method for determining whether an other-than-temporary impairment exists with respect to debt securities. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We adopted the provisions of this FSP as of April 1, 2009 and have applied them to our consolidated financial statements for the three and six months ended June 30, 2009. The impact of this FSP is provided in Notes 3 and 4.
     In April 2009 the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP increases the frequency of fair value disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” from annual only to quarterly reporting periods. The requirements of this FSP are effective for financial statements issued for interim and annual periods ending after June 15, 2009. The provisions of this FSP have been applied to our consolidated financial statements at June 30, 2009. The impact of this FSP is provided in Note 5.
     In June 2009 the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The requirements of SFAS No. 165 are effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 did not have any impact on our financial position, results of operations or cash flows.
  Critical Accounting Estimates
     We disclosed our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2008 as adjusted by our Current Report on Form 8-K filed with the SEC on May 29, 2009. No significant changes have occurred to those policies except our adoption of SFAS No. 157 to our nonfinancial assets and liabilities effective January 1, 2009. See Note 3 for additional discussion.

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
     A court in Algeria has entered a judgment of approximately $19.7 million against the Company related to certain alleged customs infractions. The Company believes it did not receive proper notice of the judicial proceedings against it, and that the amount of the judgment is excessive. We have asserted the lack of legally required notice as a basis for challenging the judgment on appeal. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the ultimate resolution of this matter, and the timing of such resolution, is uncertain. If the Company is ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $19.7 million.

Item 1A.	Risk Factors
     There have been no material changes during the three and six months ended June 30, 2009 in our “Risk Factors” as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     We withheld the following shares of our common stock to satisfy tax withholding obligations during the three months ended June 30, 2009 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item:

(In thousands, except average price paid per share)
				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Program	Program
April 1 – April 30 , 2009	—	$11.10	—	—
May 1 – May 31, 2009	—	$16.45	—	—
June 1 – June 30, 2009	39	$15.29	—	—

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan. The 2003 Employee Stock Plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

Item 4. Submission of Matters to a Vote of Security Holders
     At the 2009 Annual General Meeting of Shareholders of Nabors Industries Ltd. held June 2, 2009, holders of 270,556,215 shares were present in person or by proxy, constituting 86.59% of the outstanding shares of Nabors entitled to vote as of the Record Date for the Annual Meeting, which includes both common shares and the preferred share voting on behalf of holders of common shares of Nabors Exchangeco (Canada) Inc. The matters voted upon at the annual meeting were:
     Election of two Class III Directors. The shareholders elected two Class III Directors to serve for three year terms, expiring in 2012:
     Eugene M. Isenberg

Votes cast in favor:	227,878,058
Votes withheld:	42,678,157
     William T. Comfort

Votes cast in favor:	161,181,147
Votes withheld:	109,375,068
     Appointment of Independent Auditors. The shareholders appointed PricewaterhouseCoopers LLP as independent auditors of Nabors, and authorized the Audit Committee of the Board of Directors to set the auditors’ remuneration:
     Appointment of PricewaterhouseCoopers as Independent Auditors

Votes cast in favor:	268,054,631
Votes cast against:	2,145,323
Votes abstaining:	356,261
     Shareholder Proposal. The shareholders requested that the Board of Director’s Executive Compensation Committee establish a Pay for Superior Performance principal in the Company’s executive compensation plan for senior executives.

Votes cast in favor:	96,069,173
Votes cast against:	141,533,589
Votes abstaining:	477,127
     Shareholder Proposal. The shareholders requested that the Board of Directors establish a policy that the Company will obtain shareholder approval for any future agreements that could oblige the Company to make payments or awards in lieu of compensation following the death of senior executives.

Votes cast in favor:	96,459,764
Votes cast against:	141,038,208
Votes abstaining:	581,917

Exhibits

Exhibit No.	Description

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).

3.3	Amendment to Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of Special General Meeting and Proxy Statement (File No. 001-32657) filed February 24, 2006).

3.4	Form of Resolution of the Board of Directors of Nabors Industries Ltd. authorizing the issue of Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

15	Awareness Letter of Independent Accountants.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by R. Clark Wood, principal accounting and financial officer of Nabors Industries Ltd.

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and R. Clark Wood, principal accounting and financial officer of Nabors Industries Ltd.

101	The following materials from Nabors Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.
By:	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and Chief Executive Officer

By:	/s/ R. Clark Wood
R. Clark Wood
Principal accounting and financial officer
Date: July 31, 2009