Form 10-Q
period 2009-09-30
NABORS INDUSTRIES LTD
filed 2009-10-30
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of common shares, par value $.001 per share, outstanding as of October 28, 2009 was 283,290,444.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
INDEX

Page No.
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2008	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	5

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2009 and 2008	6

Notes to Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. Controls and Procedures	58

PART II OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6. Exhibits	60

Signatures	61
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$935,051	$442,087
Short-term investments	169,112	142,158
Accounts receivable, net	702,712	1,160,768
Inventory	115,714	150,118
Deferred income taxes	20,899	28,083
Other current assets	147,598	243,379

Total current assets	2,091,086	2,166,593
Long-term investments and other receivables	138,093	239,952
Property, plant and equipment, net	7,728,506	7,331,959
Goodwill	163,984	175,749
Investment in unconsolidated affiliates	473,420	411,727
Other long-term assets	202,002	191,919

Total assets	$10,797,091	$10,517,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$280	$225,030
Trade accounts payable	254,657	424,908
Accrued liabilities	320,168	367,393
Income taxes payable	88,770	111,528

Total current liabilities	663,875	1,128,859
Long-term debt	4,084,587	3,600,533
Other long-term liabilities	267,849	261,878
Deferred income taxes	610,627	622,523

Total liabilities	5,626,938	5,613,793

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 312,702 and 312,343, respectively	313	312
Capital in excess of par value	2,232,762	2,129,415
Accumulated other comprehensive income	254,505	53,520
Retained earnings	3,660,446	3,698,732
Less: treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,170,153	4,904,106

Total liabilities and shareholders’ equity	$10,797,091	$10,517,899

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
Revenues and other income:
Operating revenues	$791,915	$1,454,562	$2,857,829	$4,036,820
Earnings (losses) from unconsolidated affiliates	13,457	7,933	(59,097)	(551)
Investment income (loss)	(1,805)	(22,235)	25,584	29,004

Total revenues and other income	803,567	1,440,260	2,824,316	4,065,273

Costs and other deductions:
Direct costs	432,876	805,533	1,552,085	2,293,481
General and administrative expenses	82,050	122,648	353,201	350,883
Depreciation and amortization	174,372	162,198	499,498	447,211
Depletion	3,295	7,656	8,638	28,684
Interest expense	66,671	50,546	199,776	146,613
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	11,218	10,875	390	22,130
Impairments and other charges	—	—	227,083	—

Total costs and other deductions	770,482	1,159,456	2,840,671	3,289,002

Income (loss) before income taxes	33,085	280,804	(16,355)	776,271
Income tax expense (benefit):
Current	37,901	83,501	43,933	222,553
Deferred	(34,346)	3,320	(22,002)	(28,722)

Total income tax expense	3,555	86,821	21,931	193,831

Net income (loss)	$29,530	$193,983	$(38,286)	$582,440

Earnings (losses) per share:
Basic	$.10	$.69	$(.14)	$2.07
Diluted	$.10	$.67	$(.14)	$2.01

Weighted-average number of common shares outstanding:
Basic	283,197	282,389	283,150	281,135
Diluted	287,407	289,149	283,150	289,805
The details of credit related impairments to investments and reconciliation to Impairments and other charges are presented below:

Nine Months Ended
(In thousands)	September 30, 2009
Gross impairments before credit related impairment	$191,434
Total other-than-temporary impairment	$40,300
Less other-than-temporary impairment recognized in accumulated other comprehensive income (loss)	(4,651)

Credit related impairment on investment	35,649

Impairments and other charges (Note 3)	$227,083

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008
		(As adjusted)
Cash flows from operating activities:
Net income (loss)	$(38,286)	$582,440
Adjustments to net income (loss):
Depreciation and amortization	499,498	447,211
Depletion	8,638	28,684
Deferred income tax benefit	(22,002)	(28,722)
Deferred financing costs amortization	4,751	5,983
Pension liability amortization and adjustments	148	210
Discount amortization on long-term debt	67,134	95,142
Amortization of loss on hedges	435	402
Impairments and other charges	227,083	—
Losses on long-lived assets, net	5,362	15,271
Losses (gains) on investments, net	(10,612)	6,105
Gains on debt retirement, net	(15,969)	—
Losses on derivative instruments	184	277
Share-based compensation	103,951	32,851
Foreign currency transaction losses (gains), net	8,456	(2,146)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	72,096	7,299
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	468,250	(139,676)
Inventory	37,752	3,313
Other current assets	112,861	(32,523)
Other long-term assets	(12,600)	(37,930)
Trade accounts payable and accrued liabilities	(164,242)	(13,402)
Income taxes payable	(69,000)	80,352
Other long-term liabilities	16,323	8,739

Net cash provided by operating activities	1,300,211	1,059,880

Cash flows from investing activities:
Purchases of investments	(26,411)	(239,720)
Sales and maturities of investments	48,505	484,327
Investment in unconsolidated affiliates	(125,076)	(136,804)
Capital expenditures	(928,198)	(1,113,256)
Proceeds from sales of assets and insurance claims	24,295	47,094

Net cash used for investing activities	(1,006,885)	(958,359)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(12,820)	11,888
Proceeds from long-term debt	1,124,978	962,901
Debt issuance costs	(8,832)	(6,606)
Proceeds from issuance of common shares	2,157	56,630
Reduction in long-term debt	(913,716)	(760,588)
Repurchase of equity component of convertible debt	(1,541)	—
Repurchase of common shares	—	(268,353)
Purchase of restricted stock	(1,508)	(12,602)
Tax benefit related to the exercise of stock options	289	5,369

Net cash provided by financing activities	189,007	(11,361)
Effect of exchange rate changes on cash and cash equivalents	10,631	29

Net increase in cash and cash equivalents	492,964	90,189
Cash and cash equivalents, beginning of period	442,087	531,306

Cash and cash equivalents, end of period	$935,051	$621,495

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Other Comprehensive Income
				(Loss)
				Unrealized
				Gains
	Common Shares		Capital in	(losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity
Balances, December 31, 2008, as adjusted	312,343	$312	$2,129,415	$(36,960)	$95,782	$(5,302)	$3,698,732	$(977,873)	$4,904,106

Comprehensive income (loss):
Net loss							(38,286)		(38,286)
Translation adjustment					129,311				129,311
Unrealized gains/(losses) on marketable securities, net of income tax benefit of $866				39,780					39,780
Unrealized gains/(losses) on adjusted basis for marketable debt security, net of income taxes of $571				931					931
Less: reclassification adjustment for (gains)/ losses included in net loss, net of income tax benefit of $4,929				30,735					30,735
Pension liability amortization, net of income taxes of $56						95			95
Amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $13						133			133

Total comprehensive income (loss)	—	—	—	71,446	129,311	228	(38,286)	—	162,699

Issuance of common shares for stock options exercised	260	1	2,156						2,157
Nabors Exchangeco shares exchanged	105								—
Repurchase of equity component of convertible debt			(1,541)						(1,541)
Tax benefit related to stock option exercises			289						289
Restricted stock awards, net	(6)		(1,508)						(1,508)
Share-based compensation			103,951						103,951

Subtotal	359	1	103,347	—	—	—	—	—	103,348

Balances, September 30, 2009	312,702	$313	$2,232,762	$34,486	$225,093	$(5,074)	$3,660,446	$(977,873)	$5,170,153

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

				Accumulated Other Comprehensive
				Income (Loss)
				Unrealized
				Gains
	Common Shares		Capital in	(Losses) on	Cumulative				Total
		Par	Excess of	Marketable	Translation		Retained	Treasury	Shareholders’
(In thousands)	Shares	Value	Par Value	Securities	Adjustment	Other	Earnings	Shares	Equity
Balances, December 31, 2007, as adjusted	305,458	$305	$2,133,579	$281	$324,647	$(2,293)	$3,222,995	$(877,935)	$4,801,579

Comprehensive income (loss):
Net income							582,440		582,440
Translation adjustment					(75,833)				(75,833)
Unrealized gains on marketable securities, net of income tax benefit of $11,063				26,547					26,547
Less: reclassification adjustment for gains included in net income, net of income taxes of $64				74					74
Pension liability amortization, net of income taxes of $78						132			132
Unrealized gain/(loss) and amortization of (gains)/ losses on cash flow hedges, net of income taxes of $167						(148)			(148)

Total comprehensive income (loss)	—	—	—	26,621	(75,833)	(16)	582,440	—	533,212

Issuance of common shares for stock options exercised	2,480	2	56,628						56,630
Nabors Exchangeco shares exchanged	16								—
Issuance of 5,246 treasury shares related to conversion of notes			(181,163)					181,163	—
Repurchase of 7,538 treasury shares								(268,353)	(268,353)
Tax benefit related to the redemption of convertible debt			81,789						81,789
Tax benefit related to stock option exercises			6,240						6,240
Restricted stock awards, net	1,524	2	(12,604)						(12,602)
Share-based compensation			32,851						32,851

Subtotal	4,020	4	(16,259)	—	—	—	—	(87,190)	(103,445)

Balances, September 30, 2008, as adjusted	309,478	$309	$2,117,320	$26,902	$248,814	$(2,309)	$3,805,435	$(965,125)	$5,231,346

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Nature of Operations
     Nabors is the largest land drilling contractor in the world, with approximately 538 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 600 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 172 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 40 platform rigs, 13 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities in the U.S., Canada and international areas through both our wholly-owned subsidiaries and our separate joint venture entities in which we have 49.7% ownership interests in the U.S. and international entities and a 50% ownership interest in the Canadian entity. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions.
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
Note 2 Summary of Significant Accounting Policies
Interim Financial Information
     The unaudited consolidated financial statements of Nabors are prepared in conformity with GAAP. Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, and Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on May 29, 2009. In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2009, the results of our operations for the three and nine months ended September 30, 2009 and 2008, and our cash flows for the nine months ended September 30, 2009 and 2008, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2009 may not be indicative of results that will be realized for the full year ending December 31, 2009.
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
     The Company has evaluated subsequent events through October 30, 2009, up to the time of filing this Form 10-Q with the SEC.

Principles of Consolidation
     Our consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under accounting principles generally accepted in the United States (“GAAP”). Our consolidated financial statements exclude majority-owned entities for which we do not have either (1) the ability to control the operating and financial decisions and policies of that entity or (2) a controlling financial interest in a variable interest entity. All significant intercompany accounts and transactions are eliminated in consolidation.
     Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss), and our investment in these entities is included as a single amount in our consolidated balance sheets. Investments in unconsolidated affiliates accounted for using the equity method totaled $472.5 million and $410.8 million and investments in unconsolidated affiliates accounted for using the cost method totaled $.9 million as of each of September 30, 2009 and December 31, 2008, respectively. Similarly, investments in certain offshore funds classified as non-marketable are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the gains and losses of these funds is recorded in investment income in our consolidated statements of income (loss), and our investments in these funds are included in long-term investments and other receivables in our consolidated balance sheets.
Recent Accounting Pronouncements
     On July 1, 2009, the Financial Accounting Standards Board (“FASB”) released the Accounting Standards Codification (“ASC”). The ASC became the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC is not intended to change GAAP, but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. Accordingly, references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.
     Effective January 1, 2009, Nabors changed its method of accounting for certain of its convertible debt instruments in accordance with the revised provisions of the Debt with Conversions and Other Options Topic of the ASC. Additionally, Nabors changed its method for calculating its basic and diluted earnings per share using the two-class method in accordance with the revised provisions of the Earnings Per Share Topic of the ASC. As required by the Accounting Changes and Error Corrections Topic of the ASC, financial information and earnings per share calculations for prior periods have been adjusted to reflect retrospective application.
     The revised provisions of the Debt with Conversions and Other Options Topic clarify that convertible debt instruments that may be settled in cash upon conversion are accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents proceeds related to the conversion option and is recorded as capital in excess of par value. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. The retrospective application and impact of these provisions on our consolidated financial statements is described in Note 7.
     The revised provisions relating to use of the two-class method for calculating earnings per share within the Earnings Per Share Topic provide that securities which are granted in share-based transactions are “participating securities” prior to vesting if they have a nonforfeitable right to participate in any dividends, and such securities therefore should be included in computing basic earnings per share. Our awards of restricted stock are considered participating securities under this definition. The retrospective application and impact of these provisions on our consolidated financial statements is provided in Note 11.
     Effective January 1, 2008, we adopted and applied the provisions of the Fair Value Measurements and Disclosures Topic of the ASC to our financial assets and liabilities and on January 1, 2009 applied the same provisions to our nonfinancial assets and liabilities. The disclosures required by that Topic are provided in Note 5.
     Effective January 1, 2009, we adopted the revised provisions of the Business Combinations Topic of the ASC and will apply those provisions on a prospective basis to future acquisitions. The revised provisions retain the fundamental requirement that the acquisition method of accounting be used for all business combinations and expands the use of the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods. The revised provisions require measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any noncontrolling interests. Additionally, acquisition-related costs, including restructuring costs, are recognized as expense separately from the acquisition.

     Effective January 1, 2009, we adopted the new provisions relating to noncontrolling interests of a subsidiary within the Identifiable Assets and Liabilities, and Any Noncontrolling Interest Topic of the ASC. The provisions establish the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The retrospective application of these provisions did not have a material impact on our consolidated financial statements.
     Effective January 1, 2009, we adopted the revised provisions relating to expanded disclosures of derivatives within the Derivatives and Hedging Topic of the ASC. The revised provisions are intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. The application of these provisions did not have a material impact on our consolidated financial statements.
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
     Effective April 1, 2009, we adopted the provisions in the Fair Value Measurements and Disclosures Topic of the ASC relating to fair value measures in inactive markets. The provisions provide additional guidance for determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The application of these provisions did not have a material impact on our consolidated financial statements.
     Effective April 1, 2009, we adopted the provisions in the Investments of Debt and Equity Securities Topic of the ASC relating to recognition and presentation of other-than-temporary impairments to debt securities. The impact of these provisions is provided in Notes 3 and 4.
     Effective June 30, 2009, we adopted the provisions in the Financial Instruments Topic of the ASC relating to quarterly disclosure of the fair value of financial instruments. The disclosures required by this Topic are provided in Note 5.
     Effective June 30, 2009, we adopted the revised provisions in the Subsequent Events Topic of the ASC and disclosed the date through which we evaluated subsequent events and that the date corresponded with the release of our financial statements. The disclosure is provided in Note 2. The adoption of the Subsequent Events Topic of the ASC did not have any impact on our financial position, results of operations or cash flows.

Note 3 Impairments and other charges
The following table provides the components of impairments and other charges recorded during the nine months ended September 30, 2009:

	Nine months ended
(In thousands)	September 30, 2009
Goodwill impairment (1)		$14,689
Impairment of long-lived assets to be disposed of other than by sale, by operating segment: (2)
U.S. Offshore	$28,062
Alaska	15,000
Canada	17,930
International	3,237

Total impairment of long-lived assets to be disposed of other than by sale		64,229
Impairment of oil and gas financing receivable (3)		112,516
Total other-than-temporary impairment — debt security (4)	$40,300
Less other-than-temporary impairment recognized in other comprehensive income (loss)	(4,651)

Credit related impairment on investment		35,649

Total impairments and other charges		$227,083

(1)	During the three months ended June 30, 2009, we recognized goodwill impairment of approximately $14.7 million relating to Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating segments. The impairment charge was a result of our annual impairment test on goodwill which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of Nabors Blue Sky Ltd. was determined using discounted cash flow models involving assumptions based on our utilization of aircraft and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. During the year ended December 31, 2008, goodwill impairment of $4.6 million was recognized by this reporting unit. The second quarter non-cash pre-tax impairment charge was deemed necessary due to the continued deterioration during the quarter, and a now longer than previously expected duration of the downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations. This downturn has resulted in reduced capital spending on the part of our customers and has diminished demand for our drilling services and for immediate access to remote drilling sites. The goodwill recorded in our Nabors Blue Sky Ltd. reporting unit was fully impaired as of June 30, 2009, and as such, is not subject to further impairment. There was no goodwill impairment recognized during the three months ended September 30, 2009 as no significant or unanticipated changes that would impact our assumptions have occurred subsequent to the second quarter review. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results. See Note 2 (included under the caption “Goodwill”) to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on May 29, 2009 for additional discussion and amounts of goodwill related to each of our reporting units.

(2)	During the three months ended June 30, 2009, we retired certain rigs and rig components in our U.S. Offshore, Alaska, Canada and International Contract Drilling segments and reduced their aggregate carrying value from $69.0 million to their estimated aggregate salvage value, resulting in impairment charges of approximately $64.2 million. The retirements included certain inactive workover jack-up rigs in our U.S. Offshore and International operations, the structural frames of certain incomplete coiled tubing rigs in our Canada operations and miscellaneous rig components in our Alaska operations. The impairment charges resulted from the continued deterioration and a longer than previously expected duration of the downturn in the demand for oil and gas drilling activities. During the second quarter, uncertainty increased with respect to the timing of a market upturn of sufficient magnitude to return the affected assets to service in the foreseeable future. As a result of these factors, we made the decision to retire these assets. We continuously evaluate the recoverability of the carrying value of our assets and have concluded that, during the three months ended September 30, 2009, no events or changes in circumstance occurred which would require additional impairment charges to our assets. A prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that their carrying value may not be recoverable.

(3)	As of June 30, 2009, we recorded an impairment totaling $112.5 million to a certain oil and gas financing receivable, which reduced the carrying value of our oil and gas financing receivables recorded as long-term investments to $128.1 million. The impairment was primarily due to commodity price deterioration and a longer than expected duration of the lower price environment during the second quarter. This is expected to significantly reduce demand for future gas production and development in the Barnett Shale area of north central Texas, which significantly influences capital expenditure decisions. The impairment was determined using discounted cash flow models involving assumptions based on estimated cash flows for proved and probable reserves, undeveloped acreage value, and current and expected natural gas prices. We believe the estimates used provide a reasonable estimate of current fair value. We determined that this represented a Level 3 fair value measurement. During the three months ended September 30, 2009, commodity prices improved slightly and we determined that there was no additional impairment related to these oil and gas financing receivables. A protraction of commodity prices and its potential impact on demand for future gas production could result in recognition of future impairment charges.

(4)	During the three months ended June 30, 2009, we recorded an other-than-temporary impairment of $40.3 million to a debt security issued by MBIA Insurance Inc. The credit loss related to the other-than-temporary impairment was $35.6 million and the remaining $4.7 million was recorded as an unrealized loss in accumulated comprehensive income (loss) in our consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2009. These bonds were downgraded to non-investment grade level by Standard and Poor’s and Moody’s Investors Service as of June 30, 2009. The impairment of this investment was evaluated based on a variety of factors, including the length of time and the extent to which the market value has been less than cost, the financial condition of the issuer of the security as well as credit ratings and the recent reorganization by MBIA Inc. While we do not intend to or anticipate the need to sell the investment in the future for cash flow or working capital requirements, we currently believe that we may not collect the full amounts due according to the contractual terms of the investment. During the three months ended September 30, 2009, there was no additional other-than-temporary impairment related to this debt security.
Note 4 Cash and Cash Equivalents and Investments
     Our cash and cash equivalents, short-term and long-term investments and other receivables consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Cash and cash equivalents	$935,051	$442,087
Short-term investments:
Trading equity securities	24,185	14,263
Available-for-sale equity securities	96,934	55,453
Available-for-sale debt securities	47,993	72,442

Total short-term investments	169,112	142,158
Long-term investments and other receivables	138,093	239,952

Total	$1,242,256	$824,197

     As of September 30, 2009, our short-term investments consisted of investments in available-for-sale marketable debt and equity securities of $144.9 million and trading securities of $24.2 million and our long-term investments and other receivables consisted of $127.7 million in oil and gas financing receivables and $10.4 million in investments in certain offshore funds accounted for using the equity method. The oil and gas financing receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. Income and gains associated with our oil and gas financing receivables are recognized as operating revenues. See Note 3 for discussion of an impairment charge recorded during the nine months ended September 30, 2009 related to a certain oil and gas financing receivable.
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

     Certain information related to our cash and cash equivalents and short-term investments follows:

	As of September 30,
	2009
		Gross	Gross
		Unrealized	Unrealized
	Fair	Holding	Holding
(In thousands)	Value	Gains	Losses
Cash and cash equivalents	$935,051	$—	$—

Short-term investments:
Trading equity securities	24,185	18,460	—

Available-for-sale equity securities	96,934	50,679	(16,206)

Available-for-sale debt securities:
Commercial paper and CDs	1,195	—	—
Corporate debt securities	34,499	1,511	(3)
Mortgage-backed debt securities	878	22	(40)
Mortgage-CMO debt securities	7,070	118	(244)
Asset-backed debt securities	4,351	—	(1,000)

Total available-for-sale debt securities	47,993	1,651	(1,287)

Total available-for-sale securities	144,927	52,330	(17,493)

Total short-term investments	169,112	70,790	(17,493)

Total cash and cash equivalents and short-term investments	$1,104,163	$70,790	$(17,493)

     Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of September 30, 2009
	Less Than 12 Months		More Than 12 Months
		Gross		Gross
		Unrealized		Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss
Available-for-sale equity securities (1)	$—	$—	$30,540	$(16,206)
Available-for-sale debt securities: (2)
Corporate debt securities	—	—	4,047	(3)
Mortgage-backed debt securities	—	—	248	(40)
Mortgage-CMO debt securities	—	—	2,233	(244)
Asset-backed debt securities	—	—	4,351	(1,000)

Total available-for-sale debt securities	—	—	10,879	(1,287)

Total	$—	$—	$41,419	$(17,493)

(1)	The unrealized loss on investments in available-for-sale equity securities primarily relates to a single investment in a public entity for which the price of oil is a primary driver of operations. This investment, made during the second and third quarters of 2008, was recorded at approximately $46 million. At September 30, 2008, the trading value of the securities was only 4%, below our weighted average historical cost. During October 2008, demand for oil and gas began to diminish significantly as part of the general deterioration of the global economic environment. This caused a broad decline in value of nearly all oil and gas related equity securities during the fourth quarter of 2008 and the first quarter of 2009. Through March 31, 2009, the decline in the trading price per share of this security had continued for less than six months. In the broad context of the deteriorating global economic environment at the time and the short duration of the decline, we did not consider the investment to be other-than-temporarily impaired. Subsequent to March 31, 2009, the trading price per share of this equity security recovered by approximately 136% during the second quarter of 2009 and has reached highs since then that are over 50% greater than its closing price at June 30, 2009. We believe this recovery is consistent with recoveries in the equity markets in general over the two most recent quarters and has significantly reduced the severity of the decline. As a result, we do not consider this security to be other-than-temporarily impaired at September 30, 2009. If the trading price of this security remains below our cost basis throughout the remainder of 2009, our evaluation of whether this security has experienced impairment could result in an other-than-temporary impairment charge.

(2)	Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities. Each of these securities have a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments to generate our own cash flow and working capital requirements. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other than temporary at September 30, 2009.
     The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at September 30, 2009, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
(In thousands)	September 30, 2009
Debt securities:
Due in one year or less	$6,644
Due after one year through five years	687
Due in more than five years	40,662

Total debt securities	$47,993

     Certain information regarding our debt and equity securities is presented below:

	Nine Months Ended
(In thousands)	September 30, 2009
Available-for-sale:
Proceeds from sales and maturities	$21,129
Realized gains (losses), net	(35,664	) (1)

(1)	Includes the net credit loss of an other-than-temporary impairment of $35.6 million related to a corporate debt security.
Note 5 Fair Value Measurements
     Effective January 1, 2008, we provided enhanced disclosures about our assets and liabilities carried at fair value as required by the provisions of the Fair Value Measurements and Disclosures Topic of the ASC.
     As defined in the ASC, fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations in which there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances utilizing a fair value hierarchy based on the observability of those inputs. Under the fair value hierarchy, Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market, Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets, and Level 3 measurements include those that are unobservable and of a subjective measure.
     The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2009. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements	Fair Value as of September 30, 2009
	Level	Level	Level
(In thousands)	1	2	3	Total
Assets:
Short-term investments:
Available-for-sale equity securities	$96,934	$—	$—	$96,934
Available-for-sale debt securities	10,214	37,779	—	47,993
Trading securities	24,185	—	—	24,185

Total investments	$131,333	$37,779	$—	$169,112

Liabilities:
Derivative contract	$—	$(3,758)	$—	$(3,758)

Nonrecurring Fair Value Measurements
     Effective January 1, 2009, fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and asset retirement obligations. Refer to Note 3 relating to goodwill impairment for additional discussion.
Fair Value of Financial Instruments
     The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, are as follows:

	September 30, 2009
(In thousands)	Carrying Value	Fair Value

$1.125 billion 9.25% senior notes due January 2019	$1,125,000	$1,350,911
$975 million 6.15% senior notes due February 2018	964,764	961,652
$2.75 billion 0.94% senior exchangeable notes due May 2011	1,720,759	1,810,279
5.375% senior notes due August 2012 (1)	273,193	288,750
Other	1,151	1,151

	$4,084,867	$4,412,743

(1)	Includes $1.2 million as of September 30, 2009 related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.
     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.
     As of September 30, 2009, our short-term investments were carried at fair market value and included $144.9 million and $24.2 million in securities classified as available-for-sale and trading, respectively. The carrying values of our long-term investments that are accounted for using the equity method of accounting approximate fair value. The fair value of these long-term investments totaled $10.4 million as of September 30, 2009. The carrying value of our oil and gas financing receivables included in long-term investments approximate fair value.
Note 6 Share-Based Compensation
     The Company has several share-based employee compensation plans, which are more fully described in Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2008.
     During the nine months ended September 30, 2009, the Company awarded 10,007,029 stock options which vest over varying periods up to four years to its employees, executive officers and directors. These awards included 3,000,000 and 1,698,427 stock options, with a grant date fair value of $8.8 million and $5.0 million, granted to Messrs. Isenberg and Petrello, respectively, in February 2009, and 1,726 stock options, with a grant date fair value of $.01 million, to Mr. Petrello in September 2009 in lieu of certain portions of their cash compensation.

     The fair value of stock options granted during the nine months ended September 30, 2009 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

Weighted average fair value of options granted:	$2.85
Weighted average risk free interest rate:	1.75%
Dividend yield:	0.0%
Volatility: (1)	34.78%
Expected life:	4 years

(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.
     There were no stock options granted and, as a result, no fair value determinations made during the nine months ended September 30, 2008.
     The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $1.9 million and $43.5 million, respectively. The total fair value of options that vested during the nine months ended September 30, 2009 and 2008 was $10.8 million and $4.2 million, respectively.
     During the nine months ended September 30, 2009, the Company awarded 84,000 shares of restricted stock to its directors. These awards had an aggregate value at their date of grant of $1.0 million and will vest over a period of three years. The fair value of restricted stock that vested during the nine months ended September 30, 2009 and 2008 was $25.6 million and $39.5 million, respectively.
     Total share-based compensation expense, which includes both stock options and restricted stock, totaled $4.3 million and $13.0 million for the three months ended September 30, 2009 and 2008, respectively, and $103.9 million and $32.9 million for the nine months ended September 30, 2009 and 2008, respectively. Share-based compensation expense is included in direct costs and general and administrative expenses in our consolidated statements of income and has been allocated to our various operating segments. See Note 14.
     Included in the total share-based compensation expense discussed above for the nine months ended September 30, 2009, the Company recognized $72.1 million of compensation expense related to previously granted restricted stock and option awards held by Messrs. Isenberg and Petrello that was unrecognized as of April 1, 2009. The recognition of this expense was a result of the provisions of their respective new employment agreements which effectively eliminated the risk of forfeiture of such awards. See Note 10 for additional information.
Note 7 Debt
     Long-term debt consists of the following:

	September 30,	December 31,
(In thousands)	2009	2008
$2.75 billion 0.94% senior exchangeable notes due May 2011	$1,720,759	$2,362,822
$1.125 billion 9.25% senior notes due January 2019	1,125,000	—
$975 million, 6.15% senior notes due February 2018	964,764	963,859
5.375% senior notes due August 2012	273,193	272,724
4.875% senior notes due August 2009	—	224,829
Other	1,151	1,329

	4,084,867	3,825,563
Less: current portion	280	225,030

	$4,084,587	$3,600,533

     Prior to January 1, 2009, separate accounting for the embedded conversion option in our convertible long-term debt was not required when the conversion spread feature did not qualify to be accounted for as a derivative instrument.
     Effective January 1, 2009, we account for our convertible debt instruments with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents proceeds related to the conversion option and is recorded as capital in excess of par value. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. We have accounted for our convertible debt instruments on a retrospective basis to all past periods presented for all convertible debt instruments required to be accounted for in this manner. Both our $2.75 billion 0.94% senior exchangeable notes issued May 2006 and our $700 million zero coupon senior exchangeable notes issued June 2003 have been presented in this manner.
     The following assumptions were made in our accounting change:

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

     The effect of the accounting change on our previously reported consolidated balance sheet is as follows:

	December 31, 2008
(In thousands)	As previously	Effect of	As currently
Increase (Decrease):	reported	change	reported
Property, plant and equipment, net	$7,282,042	$49,917	$7,331,959
Long-term debt	3,887,711	(287,178)	3,600,533
Deferred income tax liability	497,415	125,108	622,523
Capital in excess of par value	1,705,907	423,508	2,129,415
Retained earnings	3,910,253	(211,521)	3,698,732
     The increase to deferred income tax liabilities was partially related to a reduction of a deferred tax asset of $215.9 million which had been previously recorded in the second quarter of 2006 for the effect of the future tax benefits related to the exchangeable note hedge.
     The effect of the accounting change on our previously reported consolidated statements of income is as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	As		As	As		As
(In thousands, except per share amounts)	previously	Effect of	currently	previously	Effect of	currently
Increase (Decrease):	reported	change	reported	reported	change	reported
Depreciation expense	$161,340	$858	$162,198	$444,841	$2,370	$447,211
Interest expense	25,506	25,040	50,546	65,291	81,322	146,613
Income tax expense	96,403	(9,582)	86,821	224,797	(30,966)	193,831
Net income	210,299	(16,316)	193,983	635,166	(52,726)	582,440

Earnings per share — diluted	$.73	$(.06)	$.67	$2.21	$(.20)	$2.01
Weighted-average number of shares outstanding	287,590	1,559 (1)	289,149 (1)	287,468	2,337 (1)	289,805 (1)

(1)	Includes accounting change related to earnings per share calculation. See Note 11.
     The following information is presented for comparative purposes and illustrates the effect of the accounting change on our convertible debt instruments. The balances of the liability and equity components as of each period presented are as follows:

	September 30,	December 31,
(In thousands)	2009	2008
Equity component — net carrying value	$581,671	$583,212

Liability component:
Face amount due at maturity	$1,861,469	$2,650,000
Less: Unamortized discount	(140,710)	(287,178)

Liability component — net carrying value	$1,720,759	$2,362,822

     The remaining debt discount is being amortized into interest expense over the expected remaining life of the convertible debt instruments using the effective interest rate. Interest expense related to the convertible debt instruments was recognized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Interest expense on convertible debt instruments:
Contractual coupon interest	$4,374	$6,463	$14,192	$19,388
Amortization of debt discount	20,802	28,995	65,922	93,741

Total interest expense	$25,176	$35,458	$80,114	$113,129

     During 2008 and the nine months ended September 30, 2009 we purchased $888.5 million par value of our $2.75 billion 0.94% senior exchangeable notes in the open market, leaving approximately $1.86 billion par value outstanding.
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
     On August 17, 2009, we paid $168.4 million to discharge the remaining balance of our $225 million 4.875% senior notes.
Note 8 Income Taxes
     Our effective income tax rate was 11% and (134%) during the three and nine months ended September 30, 2009, respectively, compared to 31% and 25% during the three and nine month prior year periods.
     The decrease in our effective income tax rate during the three months ended September 30, 2009 compared to the prior year period is a result of the decrease in the proportion of income generated in the U.S. relative to that generated in the international jurisdictions in which we operate. Income generated in the U.S. is generally taxed at a higher rate than income generated in international jurisdictions.
     The negative effective tax rate for the nine months ended September 30, 2009 is primarily the result of the combination of negative pre-tax income for the nine months ended September 30, 2009 and positive year-to-date tax expense. As reported pre-tax income amounts for a given period become smaller, the combination of discrete tax items and the blend of multiple tax rates in jurisdictions in which we operate may lead to an effective tax rate that is not meaningful.
     We are subject to income taxes in the United States and numerous foreign jurisdictions. Internationally, income tax returns from 1995 through 2007 are currently under audit. The Company anticipates that several of these audits could be finalized within 12 months. It is possible that the benefit that relates to our unrecognized tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at September 30, 2009. We recognize interest and penalties related to income tax reserves in the income tax expense line item in our consolidated statements of income.
     The Company has a deferred tax asset of approximately $1.4 billion at September 30, 2009 relating to net operating loss carryforwards that have an indefinite life in one foreign jurisdiction. A valuation allowance of approximately $1.4 billion has been recognized because the Company believes it is more likely than not that none of the deferred tax asset will be realized.
Note 9 Common Shares
     During the nine months ended September 30, 2009, we did not repurchase any of our common shares in the open market. During the nine months ended September 30, 2008, we repurchased 7.5 million of our common shares in the open market for $268.4 million, all of which are held in treasury. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account.
     During the nine months ended September 30, 2009 and 2008, the Company withheld .1 million and ..4 million of our common shares with a fair value of $1.5 million and $12.6 million, respectively, to satisfy certain tax withholding obligations due in connection with grants of stock awards under our 2003 Employee Stock Plan.
     During the nine months ended September 30, 2009 and 2008, our employees exercised vested options to acquire .3 million and 2.5 million of our common shares resulting in proceeds of $2.2 million and $56.6 million, respectively.
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
     Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans and may participate in annual long-term incentive programs and pension and welfare plans, on the same basis as other executives, and may receive special bonuses from time to time as determined by the Board of Directors. The new employment agreements eliminate the risk of forfeiture of outstanding stock awards. Accordingly, we recognized compensation expense during the second quarter with respect to all previously granted unvested awards to Messrs. Isenberg and Petrello. As a result, as of September 30, 2009, there was no unrecognized compensation expense related to restricted stock and stock option awards for either Messrs. Isenberg or Petrello.
     Termination in the event of death, disability, or termination without cause. The new employment agreements provide for severance payments in the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability (as defined in the respective employment agreements), (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements) or (iii) by either individual for Constructive Termination Without Cause (as defined in the respective employment agreements). Mr. Isenberg would be entitled to receive within 30 days of any such triggering event a payment of $100 million. Mr. Petrello would be entitled to receive within 30 days of his death or disability a payment of $50 million or in the event of termination without cause or constructive termination without cause, a payment based on a formula of three times the average of his base salary and annual bonus (calculated as though the bonus formula under the new employment agreement had been in effect) paid during the three fiscal years preceding the termination. If, by way of example, there was a termination without cause event that applied subsequent to September 30, 2009, then the payment to Mr. Petrello would be approximately $58 million. The formula will be further reduced to two times the average stated above effective April 1, 2015.
     The Company does not have insurance to cover its obligations in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello and the Company has not recorded an expense or accrued a liability relating to these potential obligations.
     In addition, under both the prior employment agreements and the new employment agreements, the affected individual is entitled to receive (a) any unvested restricted stock outstanding, which shall immediately and fully vest; (b) any unvested outstanding stock options, which shall immediately and fully vest; (c) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which shall be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until the executive receives equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever is later; and (e) any other or additional benefits in accordance with applicable plans and programs of Nabors. For Mr. Isenberg, as of September 30, 2009, the value of unvested restricted stock was approximately $45.5 million and the value of in-the-money unvested stock options was approximately $16.5 million. For Mr. Petrello, as of September 30, 2009, the value of unvested restricted stock was approximately $20.0 million. Mr. Petrello had no unvested stock options. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (c), (d) and (e) above are included in the payment amounts above.
     Termination in the event of a Change in Control. The new employment agreements provide that a termination of Messrs. Isenberg’s or Petrello’s employment related to a Change in Control (as defined in their respective employment agreements) is considered a constructive termination without cause. Accordingly, Mr. Isenberg would be entitled to receive within 30 days of the triggering event a payment of $100 million and Mr. Petrello would be entitled to receive within 30 days of the triggering event a payment based on a formula of three times the average of his base salary and annual bonus (calculated as though the new bonus formula had been in effect) paid during the three fiscal years preceding the termination. If, by way of example, there was a change of control event that applied subsequent to September 30, 2009, then the payment to Mr. Petrello would be approximately $58 million. The formula is further reduced to two times the average stated above effective April 1, 2015. The new employment agreements eliminate all tax gross-ups, including without limitation tax gross-ups on golden parachute excise taxes, which applied under the prior employment agreements.
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
Contingencies
Income Tax Contingencies
     We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial position, income tax provision, net income, or cash flows in the period or periods for which that determination is made.
     It is possible that future changes to tax laws (including tax treaties) could have an impact on our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 11 to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on May 29, 2009 for additional discussion.
     On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment (the “Notice”) from the Mexican Servicio de Administracion Tributaria (the “SAT”) in connection with the audit of NDIL’s Mexican branch for tax year 2003. The Notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed by the SAT was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deduction of said amounts was appropriate and more recently that the position of the SAT lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses for tax years 2004 to 2008. On June 30, 2009, the SAT proposed similar assessments against the Mexican branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for the tax year 2006. We anticipate that a similar assessment will eventually be proposed against NDIL for the tax years 2004 through 2008 and against NDIL II for the tax years 2007 to 2009. We believe that the potential assessments will range from $6 million to $26 million per year for the period from 2004 to 2009, and in the aggregate, would be approximately $90 to $95 million. Although we believe that any assessment related to the 2004 to 2009 years would also lack merit, a reserve has been recorded in accordance with GAAP. If these additional assessments were to be made and the Company ultimately did not prevail, we would be required to recognize additional tax for the amount of the aggregate over the current reserve.

Self-Insurance
     We are self-insured for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2009, with our insurance renewal, certain changes have been made to our self-insured retentions. Certain workers’ compensation claims are subject to a minimum $1.0 million deductible liability plus an additional $3.0 million corridor deductible. Certain employers’ liability and marine employers’ liability claims are subject to a $2.0 million per occurrence deductible. Certain automobile liability is subject to a $.5 million per occurrence deductible plus an additional $1.0 million corridor deductible. General liability claims are subject to a $5.0 million per occurrence deductible.
     In addition, we are subject to a $5.0 million deductible for all land rigs and a $10.0 million deductible for offshore rigs. This applies to all kinds of risks of physical damage except for named windstorms in the U.S. Gulf of Mexico for which we are self-insured.
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

     Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors and guarantees representing contingent consideration in connection with a business combination:

	Maximum Amount
	Remainder
(In thousands)	of 2009	2010	2011	Thereafter	Total
Financial standby letters of credit and other financial surety instruments	$33,927	$40,278	$989	$271	$75,465
Contingent consideration in acquisition	—	2,125	2,125	—	4,250

Total	$33,927	$42,403	$3,114	$271	$79,715

Note 11 Earnings (Losses) Per Share
     Prior to January 1, 2009, the Company excluded unvested restricted stock awards in the calculation of basic earnings per share and applied the treasury stock method of accounting in calculating the effect on fully diluted shares of unvested restricted stock.
     Effective January 1, 2009, we include unvested restricted stock awards in the calculation of basic and diluted earnings per share using the two-class method as required by the Earnings Per Share Topic of the ASC. This accounting change resulted in a reduction to our basic and diluted earnings per share calculation of $.02 for the nine months ended September 30, 2008, but had no effect on our basic and diluted earnings per share calculation for the three months ended September 30, 2008.

     A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss) (numerator):
Net income (loss) — basic	$29,530	$193,983	$(38,286)	$582,440
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
$2.75 billion due 2011 (1)	—	—	—	—
$82.8 million due 2021 (2)	—	—	—	—
$700 million due 2023 (3)	—	—	—	—

Adjusted net income (loss) — diluted	$29,530	$193,983	$(38,286)	$582,440

Earnings (losses) per share:
Basic	$.10	$.69	$(.14)	$2.07
Diluted	$.10	$.67	$(.14)	$2.01

Shares (denominator):
Weighted-average number of shares outstanding — basic (4)	283,197	282,389	283,150	281,135
Net effect of dilutive stock options, warrants and restricted stock awards based on the if converted method	4,210	6,760	—	6,960
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
$2.75 billion due 2011 (1)	—	—	—	—
$82.8 million due 2021 (2)	—	—	—	—
$700 million due 2023 (3)	—	—	—	1,710

Weighted-average number of shares outstanding — diluted	287,407	289,149	283,150	289,805

(1)	Diluted earnings (losses) per share for the three and nine months ended September 30, 2009 and 2008 do not include any incremental shares issuable upon exchange of the $2.75 billion 0.94% senior exchangeable notes due 2011. During 2008 and the nine months ended September 30, 2009 we purchased $888.5 million par value of these notes in the open market, leaving approximately $1.86 billion par value outstanding. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would issue an incremental number of shares only upon exchange of these notes. Such shares are included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation only when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur during any period for the three and nine months ended September 30, 2009 and 2008.

(2)	In June 2008 Nabors Delaware called for redemption of the full $82.8 million aggregate principal amount at maturity of its zero coupon senior convertible debentures due 2021 and in July 2008, paid cash of $60.6 million, an amount equal to the issue price of $50.4 million plus accrued original issue discount of $10.2 million. No common shares were issued as part of the redemption of the $82.8 million zero coupon convertible senior debentures.

(3)	In May 2008 Nabors Delaware called for redemption all of its $700 million zero coupon senior exchangeable notes due 2023 and in June and July 2008 issued an aggregate 5.25 million common shares which equated to the excess of the exchange value of the notes over their principal amount, as cash was required up to the principal amount of the notes exchanged. Because the conversion was completed in July 2008, diluted earnings per share for the nine months ended September 30, 2008 reflect the conversion of the $700 million zero coupon senior exchangeable notes due 2023 which included the effect of the 5.25 million shares in the calculation of the weighted-average number of basic shares outstanding.

(4)	On July 31, 2009, the exchangeable shares of Nabors Exchangeco were exchanged for Nabors’ common shares on a one-for-one basis, and had essentially identical rights as Nabors Industries Ltd. common shares, including but not limited to, voting rights and the right to receive dividends, if any. Basic shares outstanding includes the following weighted-average number of common shares and restricted stock of Nabors and weighted-average number of exchangeable shares of Nabors (Canada) Exchangeco Inc. (“Nabors Exchangeco”), respectively: 283.2 million shares cumulatively for the three months ended September 30, 2009; 282.3 million and .1 million shares for the three months ended September 30, 2008; 283.1 million and .1 million shares for the nine months ended September 30, 2009 and 281.0 million and .1 million shares for the nine months ended September 30, 2008.

     For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because the inclusion of such options and warrants would be anti-dilutive and such options and warrants are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 16,595,790 shares and 3,402,760 shares during the three months ended September 30, 2009 and 2008, respectively, and 34,085,988 shares and 2,945,505 shares during the nine months ended September 30, 2009 and 2008, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if converted method of accounting. Restricted stock will be included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.
Note 12 Supplemental Balance Sheet and Income Statement Information
     At September 30, 2009, other long-term assets included a deposit of $40 million of restricted funds which is held at a financial institution to assure future credit availability for an unconsolidated affiliate. Such cash is excluded from cash and cash equivalents in the Consolidated Balance Sheets and Statements of Cash Flows.
     Accrued liabilities include the following:

	September 30,	December 31,
(In thousands)	2009	2008
Accrued compensation	$113,271	$164,712
Deferred revenue	62,882	72,377
Other taxes payable	33,466	24,191
Workers’ compensation liabilities	23,618	23,618
Interest payable	38,419	37,334
Warranty accrual	7,344	8,639
Litigation reserves	8,829	4,825
Professional fees	2,907	1,424
Other accrued liabilities	29,432	30,273

	$320,168	$367,393

     Investment income includes the following:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Interest and dividend income	$14,972	$35,109
Gains (losses) on short-term investments, net (1)	10,612	(6,105)

	$25,584	$29,004

(1)	For the nine months ended September 30, 2009 and 2008, amount includes unrealized gains of $9.9 million and $17.2 million, respectively, on our equity securities classified as trading.
     Losses (gains) on sales and retirements of long-lived assets and other expense (income), net includes the following:

	Nine Months Ended
	September 30,
(In thousands)	2009	2008
Losses on sales and retirements of long-lived assets	$2,701	$18,476
Litigation reserves	6,727	2,379
Foreign currency transaction losses (gains)	8,456	(2,146)
Losses (gains) on derivative instruments	(963)	667
Gain on debt extinguishment	(15,969)	—
Other losses (gains)	(562)	2,754

	$390	$22,130

     Comprehensive income (loss) for the three and nine months ended September 30, 2009 totaled $116.3 million and $162.7 million, respectively, while comprehensive income for the three and nine months ended September 30, 2008 totaled $67.7 million and $533.2 million, respectively.

Note 13 Investment in Unconsolidated Affiliate
     Our U.S. oil and gas joint venture (49.7% ownership) accounted for using the equity method is included in investment in unconsolidated affiliates. For the nine months ended September 30, 2009 our earnings (losses) from unconsolidated affiliates included non-cash pre-tax writedowns of ($83.3) million. The non-cash pre-tax writedowns included ($75.0) million which represented our proportionate share of a non-cash pre-tax ceiling test writedown from our domestic oil and gas joint venture recorded during the three months ended March 31, 2009. This writedown resulted from the ceiling test application of the full cost method of accounting for costs related to oil and natural gas properties. There was no ceiling test writedown recorded in the three months ended June 30, 2009 or September 30, 2009. In calculating our ceiling test charges, we are required to hold commodity prices constant over the life of the reserves, even though actual prices of natural gas and oil are volatile and change from period to period. We may be required to record additional ceiling test charges in the future if commodity prices continue to decrease. Presented below is summarized income statement information for our U.S. joint venture:

Nine Months Ended
September 30,
(In thousands)	2009
Gross revenues	$100,444
Gross margin	(146,806)
Net loss	(146,539)

Note 14 Segment Information
     The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Operating revenues and Earnings (losses) from unconsolidated affiliates:
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$212,004	$505,197	$851,742	$1,351,106
U.S. Land Well-servicing	89,459	204,029	323,901	557,392
U.S. Offshore	25,708	68,581	128,047	185,759
Alaska	45,210	38,496	161,199	137,979
Canada	58,219	127,412	217,464	376,952
International	307,660	368,418	977,867	1,014,882

Subtotal Contract Drilling (2)	738,260	1,312,133	2,660,220	3,624,070
Oil and Gas (3)(4)	10,091	29,532	(55,954)	54,924
Other Operating Segments (5)(6)	89,774	169,131	350,173	504,872
Other reconciling items (7)	(32,753)	(48,301)	(155,707)	(147,597)

Total	$805,372	$1,462,495	$2,798,732	$4,036,269

Adjusted income derived from operating activities: (8)
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$46,382	$176,819	$245,699	$438,012
U.S. Land Well-servicing	342	42,433	20,192	104,287
U.S. Offshore	(163)	18,456	23,391	42,897
Alaska	11,145	10,159	48,344	41,408
Canada	(10,448)	13,534	(7,651)	40,889
International	86,865	111,048	291,143	303,450

Subtotal Contract Drilling (2)	134,123	372,449	621,118	970,943
Oil and Gas (3)(4)	(90)	17,577	(86,652)	11,080
Other Operating Segments (5)(6)	3,978	18,239	28,253	50,094
Other reconciling items (9)	(25,232)	(43,805)	(177,409)	(116,107)

Adjusted income derived from operating activities	112,779	364,460	385,310	916,010
Interest expense	(66,671)	(50,546)	(199,776)	(146,613)
Investment income	(1,805)	(22,235)	25,584	29,004
(Losses) gains on sales and retirements of long-lived assets and other (expense) income, net	(11,218)	(10,875)	(390)	(22,130)
Impairments and other charges (10)	—	—	(227,083)	—

Income (loss) before income taxes	33,085	280,804	(16,355)	776,271
Income tax expense	3,555	86,821	21,931	193,831

Net income (loss)	$29,530	$193,983	$(38,286)	$582,440

	September 30,	December 31,
(In thousands)	2009	2008
Total assets:
Contract Drilling: (11)
U.S. Lower 48 Land Drilling	$2,612,422	$2,833,618
U.S. Land Well-servicing	609,099	707,009
U.S. Offshore	440,502	480,324
Alaska	378,415	356,603
Canada	975,688	913,495
International	3,189,540	3,080,947

Subtotal Contract Drilling	8,205,666	8,371,996
Oil and Gas (12)	1,044,270	929,848
Other Operating Segments (13)	507,668	571,376
Other reconciling items (9)(14)	1,039,487	644,679

Total assets	$10,797,091	$10,517,899

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $4.9 million and $.1 million for the three months ended September 30, 2009 and 2008, respectively, and $6.8 million and $9.7 million for the nine months ended September 30, 2009 and 2008, respectively.

(3)	Includes our proportionate share of non-cash pre-tax writedowns recorded by our domestic oil and gas joint venture of ($83.3) million for the nine months ended September 30, 2009.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $4.0 million and $7.1 million for the three months ended September 30, 2009 and 2008, respectively, and ($79.2) million and ($17.6) million for the nine months ended September 30, 2009 and 2008, respectively.

(5)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $4.5 million and $.7 million for the three months ended September 30, 2009 and 2008, respectively, and $13.3 million and $7.4 million for the nine months ended September 30, 2009 and 2008, respectively.

(7)	Represents the elimination of inter-segment transactions.

(8)	Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates. Such amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that this financial measure is an accurate reflection of the ongoing profitability of our Company. A reconciliation of this non-GAAP measure to income (loss) before income taxes, which is a GAAP measure, is provided within the above table.

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(10)	Represents non-cash pre-tax impairments and other charges recorded during the nine months ended September 30, 2009.

(11)	Includes $57.2 million and $49.2 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2009 and December 31, 2008, respectively.

(12)	Includes $351.7 million and $298.3 million investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2009 and December 31, 2008, respectively.

(13)	Includes $63.6 million and $63.3 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2009 and December 31, 2008, respectively.

(14)	Includes $.9 million of investments in unconsolidated affiliates accounted for using the cost method as of each of September 30, 2009 and December 31, 2008, respectively.
Note 15 Condensed Consolidating Financial Information
     Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, and Nabors and Nabors Delaware have fully and unconditionally guaranteed the $225 million 4.875% senior notes due August 2009 issued by Nabors Holdings 1, ULC, an unlimited liability company formed under the Companies Act of Nova Scotia, Canada and a subsidiary of Nabors (“Nabors Holdings”). On August 17, 2009, we paid $168.4 million to discharge the remaining balance of our $225 million 4.875% senior notes. Effective September 30, 2009, Nabors Holdings 1, ULC was amalgamated with Nabors Drilling Canada ULC, the successor company.

     The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.
     The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, statements of income for the three and nine months ended September 30, 2009 and 2008 and the consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the $225 million 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the $225 million 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	September 30, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
ASSETS

Current assets:
Cash and cash equivalents	$37,734	$3,665	$—	$893,652	$—	$935,051
Short-term investments	—	—	—	169,112	—	169,112
Accounts receivable, net	—	—	—	702,712	—	702,712
Inventory	—	—	—	115,714	—	115,714
Deferred income taxes	—	(3,992)	—	24,891	—	20,899
Other current assets	84	(478)	—	147,992	—	147,598

Total current assets	37,818	(805)	—	2,054,073	—	2,091,086
Long-term investments and other receivables	—	—	—	138,093	—	138,093
Property, plant and equipment, net	—	47,334	—	7,681,172	—	7,728,506
Goodwill	—	—	—	163,984	—	163,984
Intercompany receivables	234,045	679,695	—	42,399	(956,139)	—
Investment in unconsolidated affiliates	4,903,361	5,256,555	—	2,523,245	(12,209,741)	473,420
Other long-term assets	—	21,345	—	180,657	—	202,002

Total assets	$5,175,224	$6,004,124	$—	$12,783,623	$(13,165,880)	$10,797,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$—	$280	$—	$280
Trade accounts payable	15	—	—	254,642	—	254,657
Accrued liabilities	5,056	38,276	—	276,836	—	320,168
Income taxes payable	—	96,678	—	(7,908)	—	88,770

Total current liabilities	5,071	134,954	—	523,850	—	663,875
Long-term debt	—	4,083,716	—	871	—	4,084,587
Other long-term liabilities	—	2,864	—	264,985	—	267,849
Deferred income taxes	—	114,321	—	496,306	—	610,627
Intercompany payable	—	—	—	956,139	(956,139)	—

Total liabilities	5,071	4,335,855	—	2,242,151	(956,139)	5,626,938

Shareholders’ equity	5,170,153	1,668,269	—	10,541,472	(12,209,741)	5,170,153

Total liabilities and shareholders’ equity	$5,175,224	$6,004,124	$—	$12,783,623	$(13,165,880)	$10,797,091

	December 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
ASSETS

Current assets:
Cash and cash equivalents	$8,291	$96	$1,259	$432,441	$—	$442,087
Short-term investments	—	—	—	142,158	—	142,158
Accounts receivable, net	—	—	—	1,160,768	—	1,160,768
Inventory	—	—	—	150,118	—	150,118
Deferred income taxes	—	(3,992)	—	32,075	—	28,083
Other current assets	136	60,090	376	182,777	—	243,379

Total current assets	8,427	56,194	1,635	2,100,337	—	2,166,593
Long-term investments and other receivables	—	—	—	239,952	—	239,952
Property, plant and equipment, net	—	49,917	—	7,282,042	—	7,331,959
Goodwill	—	—	—	175,749	—	175,749
Intercompany receivables	185,626	1,177,864	135,284	36,715	(1,535,489)	—
Investment in unconsolidated affiliates	4,718,604	4,388,439	378,237	2,527,973	(11,601,526)	411,727
Other long-term assets	—	20,874	401	170,644	—	191,919

Total assets	$4,912,657	$5,693,288	$515,557	$12,533,412	$(13,137,015)	$10,517,899

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$224,829	$201	$—	$225,030
Trade accounts payable	755	79	—	424,074	—	424,908
Accrued liabilities	7,796	31,773	4,151	323,673	—	367,393
Income taxes payable	—	135,992	36	(24,500)	—	111,528

Total current liabilities	8,551	167,844	229,016	723,448	—	1,128,859
Long-term debt	—	3,599,404	—	1,129	—	3,600,533
Other long-term liabilities	—	—	—	261,878	—	261,878
Deferred income taxes	—	117,125	(333)	505,731	—	622,523
Intercompany payable	—	—	—	1,535,489	(1,535,489)	—

Total liabilities	8,551	3,884,373	228,683	3,027,675	(1,535,489)	5,613,793

Shareholders’ equity	4,904,106	1,808,915	286,874	9,505,737	(11,601,526)	4,904,106

Total liabilities and shareholders’ equity	$4,912,657	$5,693,288	$515,557	$12,533,412	$(13,137,015)	$10,517,899

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$791,915	$—	$791,915
Earnings (losses) from unconsolidated affiliates	—	—	—	13,457	—	13,457
Earnings (losses) from consolidated affiliates	24,141	34,984	8	(6,004)	(53,129)	—
Investment income (loss)	1	1	100	(1,907)	—	(1,805)
Intercompany interest income	—	18,470	1,116	—	(19,586)	—

Total revenues and other income	24,142	53,455	1,224	797,461	(72,715)	803,567

Costs and other deductions:
Direct costs	—	—	—	432,876	—	432,876
General and administrative expenses	2,948	87	—	79,087	(72)	82,050
Depreciation and amortization	—	2,583	—	171,789	—	174,372
Depletion	—	—	—	3,295	—	3,295
Interest expense	—	72,350	1,071	(6,750)	—	66,671
Intercompany interest expense	—	—	—	19,586	(19,586)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(8,336)	9,005	11,206	17,518	(18,175)	11,218

Total costs and other deductions	(5,388)	84,025	12,277	717,401	(37,833)	770,482

Income (loss) before income taxes	29,530	(30,570)	(11,053)	80,060	(34,882)	33,085
Income tax expense (benefit)	—	(24,255)	(1,337)	29,147	—	3,555

Net income (loss)	$29,530	$(6,315)	$(9,716)	$50,913	$(34,882)	$29,530

	Three Months Ended September 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$1,454,562	$—	$1,454,562
Earnings (losses) from unconsolidated affiliates	—	—	—	7,933	—	7,933
Earnings (losses) from consolidated affiliates	195,936	168,416	3,677	150,155	(518,184)	—
Investment income	123	1,811	3	(24,172)	—	(22,235)
Intercompany interest income	1,000	16,636	3,293	—	(20,929)	—

Total revenues and other income	197,059	186,863	6,973	1,588,478	(539,113)	1,440,260

Costs and other deductions:
Direct costs	—	—	—	805,533	—	805,533
General and administrative expenses	5,500	309	3	117,220	(384)	122,648
Depreciation and amortization	—	1,008	—	161,190	—	162,198
Depletion	—	—	—	7,656	—	7,656
Interest expense	—	50,909	2,860	(3,223)	—	50,546
Intercompany interest expense	—	—		20,929	(20,929)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(2,424)	2,861	6,250	3,804	384	10,875

Total costs and other deductions	3,076	55,087	9,113	1,113,109	(20,929)	1,159,456

Income before income taxes	193,983	131,776	(2,140)	475,369	(518,184)	280,804
Income tax expense (benefit)	—	(13,557)	(685)	101,063	—	86,821

Net income	$193,983	$145,333	$(1,455)	$374,306	$(518,184)	$193,983

	Nine Months Ended September 30, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$2,857,829	$—	$2,857,829
Earnings (losses) from unconsolidated affiliates	—	—	—	(59,097)	—	(59,097)
Earnings (losses) from consolidated affiliates	(28,887)	(151,704)	(86,751)	(249,744)	517,086	—
Investment income	51	2,344	101	23,088	—	25,584
Intercompany interest income	—	47,720	5,558	—	(53,278)	—

Total revenues and other income	(28,836)	(101,640)	(81,092)	2,572,076	463,808	2,824,316

Costs and other deductions:
Direct costs	—	—	—	1,552,085	—	1,552,085
General and administrative expenses	26,399	295	1	326,949	(443)	353,201
Depreciation and amortization	—	2,733	—	496,765	—	499,498
Depletion	—	—	—	8,638	—	8,638
Interest expense	—	218,118	5,634	(23,976)	—	199,776
Intercompany interest expense	—	—	—	53,278	(53,278)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(16,949)	(214)	5,069	30,288	(17,804)	390
Impairments and other charges	—	—	—	227,083	—	227,083

Total costs and other deductions	9,450	220,932	10,704	2,671,110	(71,525)	2,840,671

Income (loss) before income taxes	(38,286)	(322,572)	(91,796)	(99,034)	535,333	(16,355)
Income tax expense (benefit)	—	(63,221)	15,744	69,408	—	21,931

Net income (loss)	$(38,286)	$(259,351)	$(107,540)	$(168,442)	$535,333	$(38,286)

	Nine Months Ended September 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Revenues and other income:
Operating revenues	$—	$—	$—	$4,036,820	$—	$4,036,820
Earnings (losses) from unconsolidated affiliates	—	—	—	(551)	—	(551)
Earnings (losses) from consolidated affiliates	591,579	413,231	15,658	368,488	(1,388,956)	—
Investment income	318	1,938	3	26,745	—	29,004
Intercompany interest income	3,000	53,478	9,016	—	(65,494)	—

Total revenues and other income	594,897	468,647	24,677	4,431,502	(1,454,450)	4,065,273

Costs and other deductions:
Direct costs	—	—	—	2,293,481	—	2,293,481
General and administrative expenses	14,881	583	32	336,228	(841)	350,883
Depreciation and amortization	—	2,820	—	444,391	—	447,211
Depletion	—	—	—	28,684	—	28,684
Interest expense	—	146,074	8,580	(8,041)	—	146,613
Intercompany interest expense	—	—	—	65,494	(65,494)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(2,424)	2,729	7,759	13,225	841	22,130

Total costs and other deductions	12,457	152,206	16,371	3,173,462	(65,494)	3,289,002

Income before income taxes	582,440	316,441	8,306	1,258,040	(1,388,956)	776,271
Income tax expense (benefit)	—	(35,813)	2,657	226,987	—	193,831

Net income	$582,440	$352,254	$5,649	$1,031,053	$(1,388,956)	$582,440

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$42,706	$476,870	$608	$939,983	$(159,956)	$1,300,211

Cash flows from investing activities:
Purchases of investments	—	—	—	(26,411)	—	(26,411)
Sales and maturities of investments	—	—	—	48,505	—	48,505
Investment in unconsolidated affiliates	—	—	—	(125,076)	—	(125,076)
Capital expenditures	—	—	—	(928,198)	—	(928,198)
Proceeds from sales of assets and insurance claims	—	—	—	24,295	—	24,295
Proceeds from sale of consolidated affiliates	—	—	239,421	(239,421)	—	—
Cash paid for investments in consolidated affiliates	(13,912)	(900,000)	—	—	913,912	—

Net cash provided by (used for) investing activities	(13,912)	(900,000)	239,421	(1,246,306)	913,912	(1,006,885)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(12,820)	—	(12,820)
Proceeds from long-term debt	—	1,124,978	—	—	—	1,124,978
Debt issuance costs	—	(8,832)	—	—	—	(8,832)
Intercompany debt	—	—	143,859	(143,859)	—	—
Proceeds from issuance of common shares	2,157	—	—	—	—	2,157
Reduction in long-term debt	—	(688,195)	(225,191)	(330)	—	(913,716)
Repurchase of equity component of convertible debt	—	(1,541)	—	—	—	(1,541)
Purchase of restricted stock	(1,508)	—	—	—	—	(1,508)
Tax benefit related to the exercise of stock options	—	289	—	—	—	289
Cash dividends paid	—	—	(159,956)	—	159,956	—
Proceeds from parent contributions	—	—	—	913,912	(913,912)	—

Net cash (used for) provided by financing activities	649	426,699	(241,288)	756,903	(753,956)	189,007
Effect of exchange rate changes on cash and cash equivalents	—	—	—	10,631	—	10,631

Net (decrease) increase in cash and cash equivalents	29,443	3,569	(1,259)	461,211	—	492,964
Cash and cash equivalents, beginning of period	8,291	96	1,259	432,441	—	442,087

Cash and cash equivalents, end of period	$37,734	$3,665	$—	$893,652	$—	$935,051

	Nine Months Ended September 30, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non—	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
Net cash provided by (used for) operating activities	$39,878	$604,712	$(162,293)	$735,709	$(158,126)	$1,059,880

Cash flows from investing activities:
Purchases of investments	—	—	—	(239,720)	—	(239,720)
Sales and maturities of investments	—	—	—	484,327	—	484,327
Investment in unconsolidated affiliates	—	—	—	(136,804)	—	(136,804)
Capital expenditures	—	(12,420)	—	(1,100,836)	—	(1,113,256)
Proceeds from sales of assets and insurance claims	—	—	—	47,094	—	47,094
Cash paid for investments in consolidated affiliates	(85,800)	(150,626)	—	(163,548)	399,974	—

Net cash provided by (used for) investing activities	(85,800)	(163,046)	—	(1,109,487)	399,974	(958,359)

Cash flows from financing activities:
Decrease in cash overdrafts	—	—	—	11,888	—	11,888
Proceeds from long-term debt	—	962,901	—	—	—	962,901
Debt issuance costs	—	(6,606)	—	—	—	(6,606)
Proceeds from issuance of common shares	56,630	—	—	—	—	56,630
Reduction in long-term debt	—	(760,556)	—	(32)	—	(760,588)
Repurchase of common shares	—	(247,357)	—	(20,996)	—	(268,353)
Purchase of restricted stock	(12,602)	—	—	—	—	(12,602)
Tax benefit related to the exercise of stock options	—	5,369	—	—	—	5,369
Proceeds from parent contributions	—	—	163,548	236,426	(399,974)	—
Cash dividends paid	—	—	—	(158,126)	158,126	—

Net cash (used for) provided by financing activities	44,028	(46,249)	163,548	69,160	(241,848)	(11,361)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	29	—	29

Net (decrease) increase in cash and cash equivalents	(1,894)	395,417	1,255	(304,589)	—	90,189
Cash and cash equivalents, beginning of period	10,659	2,753	4	517,890	—	531,306

Cash and cash equivalents, end of period	$8,765	$398,170	$1,259	$213,301	$—	$621,495

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Nabors Industries Ltd.:
We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2009 and 2008, and the consolidated statements of cash flows and of changes in shareholders’ equity for the nine-month periods ended September 30, 2009 and 2008. This interim financial information is the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the changes in accounting for convertible debt instruments and participating securities included in the computation of earnings per share discussed in Note 2 to the consolidated financial statements, as to which the date is May 29, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/ PricewaterhouseCoopers LLP
HOUSTON, TEXAS
October 30, 2009

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
     Nabors is the largest land drilling contractor in the world, with approximately 538 actively marketed land drilling rigs. We conduct oil, gas and geothermal land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean,

the Middle East, the Far East, Russia and Africa. We are also one of the largest land well-servicing and workover contractors in the United States and Canada. We actively market approximately 600 land workover and well-servicing rigs in the United States, primarily in the southwestern and western United States, and actively market approximately 172 land workover and well-servicing rigs in Canada. Nabors is a leading provider of offshore platform workover and drilling rigs, and actively markets 40 platform rigs, 13 jack-up units and 3 barge rigs in the United States and multiple international markets. These rigs provide well-servicing, workover and drilling services. We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 9 rigs in addition to the rigs we lease to the joint venture. We also offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in selected domestic and international markets. We provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft. We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software. We also invest in oil and gas exploration, development and production activities in the U.S., Canada and international areas through both our wholly-owned subsidiaries and our separate joint venture entities in which we have 49.7% ownership interests in the U.S. and international entities and a 50% ownership interest in the Canadian entity. Each joint venture pursues development and exploration projects with both existing customers of ours and with other operators in a variety of forms including operated and non-operated working interests, joint ventures, farm-outs and acquisitions.
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
     Natural gas prices are the primary drivers of our U.S. Lower 48 Land Drilling and Canadian Contract Drilling operations, while oil prices are the primary driver in our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price averaged $4.45 per million cubic feet (mcf) during the period from October 1, 2008 through September 30, 2009, down from $9.03 per mcf average during the period from October 1, 2007 through September 30, 2008. West Texas intermediate spot oil prices averaged $57.67 per barrel during the period from October 1, 2008 through September 30, 2009, down from a $107.84 per barrel average during the period from October 1, 2007 through September 30, 2008.
     Beginning in the fourth quarter of 2008, there was a significant reduction in the demand for natural gas and oil that was caused, at least in part, by the significant deterioration of the global economic environment including the extreme volatility in the capital and credit markets. Weaker demand throughout 2009 has resulted in sustained lower natural gas and oil prices. The average price of $3.17 per mcf during the third quarter of fiscal year 2009 included a low of $1.88 per mcf in September 2009 and represented the lowest quarter average price for the periods presented. The significant drop in the price of oil reached a low of $31.41 per barrel in December 2008 and remains depressed at the current quarter average price of $68.14 per barrel when compared to the third quarter of fiscal year 2008 average price of $118.23. These reduced prices for natural gas and oil have led to a sharp decline in the demand for drilling and workover services. Continued fluctuations in the demand for gas and oil, among other factors including supply, could contribute to continued price volatility which may continue to affect demand for our services. The following table sets forth natural gas and oil price data for each quarter over the past two years:

Average commodity prices, by quarter:

	Gas (1)				Oil (2)
	Twelve Month Period				Twelve Month Period
	Ended				Ended
	September 30,	September 30,	Increase/		September 30,	September 30,	Increase/
Time Period	2009	2008	(Decrease)		2009	2008	(Decrease)
October – December	$6.42	$6.98	$(.56)	(8%)	$59.06	$90.49	$(31.43)	(35%)
January – March	4.56	8.64	(4.08)	(47%)	43.18	97.86	(54.68)	(56%)
April – June	3.71	11.36	(7.65)	(67%)	59.69	123.80	(64.11)	(52%)
July – September	3.17	9.06	(5.89)	(65%)	68.14	118.23	(50.09)	(42%)

12 month average	$4.45	$9.03	$(4.58)	(51%)	$57.67	$107.84	$(50.17)	(47%)

(1)	Represents the average Henry Hub natural gas spot price ($/million cubic feet (mcf))

(2)	Represents the average West Texas intermediate crude oil spot price ($/barrel)
     The decline in natural gas and oil prices, as discussed above, have also adversely affected our customers’ spending plans for exploration, production and development activities which has had a significant negative impact on our operations beginning in the latter part of 2008 and could materially affect our future financial results.
     Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended September 30, 2009 totaled $805.4 million, representing a decrease of $657.1 million, or 45%, as compared to the three months ended September 30, 2008, and $2.8 billion for the nine months ended September 30, 2009, representing a decrease of $1.2 billion, or 31%, as compared to the nine months ended September 30, 2008. Adjusted income derived from operating activities and net income (loss) for the three months ended September 30, 2009 totaled $112.8 million and $29.5 million ($.10 per diluted share), respectively, representing decreases of 69% and 85%, respectively, compared to the three months ended September 30, 2008. Adjusted income derived from operating activities and net income (loss) for the nine months ended September 30, 2009 totaled $385.3 million and ($38.3) million (($.14) per diluted share), respectively, representing decreases of 58% and 107%, respectively, compared to the nine months ended September 30, 2008.
     Our operating results during the three and nine months ended September 30, 2009 were lower than prior year periods primarily due to the continuing weak environment in our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Canada Well-servicing and Drilling and U.S. Offshore operations where activity levels and demand for our drilling rigs have decreased substantially in response to uncertainty in the financial markets and commodity price deterioration. Operating results were further negatively impacted by higher levels of depreciation expense due to our capital expenditures in recent years and an increase in stock compensation expense.
     Our operating results for 2009 are expected to decrease substantially from levels realized during 2008 given our current expectation of the continuation of lower commodity prices during 2009 and the related impact on drilling and well-servicing activity and dayrates. We expect that the decrease in drilling activity and dayrates will have a significant impact on our U.S. Lower 48 Land Drilling and our U.S. Land Well-servicing operations for 2009 as compared to 2008, as the number of working rigs and average dayrates decline. In our U.S. Lower 48 Land Drilling operations, our rig count has decreased from its peak during October 2008 of 273 rigs to 117 rigs currently operating as of October 28, 2009. Our Well-servicing activity is down approximately 59% from its October 2008 peak of 105,872 hours when compared to estimated rig hours of 43,199 for October 2009. We expect our International operations to decrease slightly during 2009 as a result of lower drilling activity and utilization partially offset by the deployment of new and incremental rigs under long-term contracts and the renewal of multi-year contracts. Although rig count is lower overall, the reductions are primarily comprised of lower yielding assets, leaving higher margin contracts in place. Our investments in new and upgraded rigs over the past four years have resulted in long-term contracts which we expect will enhance our competitive position when market conditions improve.

     The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages and rig activity)
Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates:
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$212,004	$505,197	$(293,193)	(58%)	$851,742	$1,351,106	$(499,364)	(37%)
U.S. Land Well-servicing	89,459	204,029	(114,570)	(56%)	323,901	557,392	(233,491)	(42%)
U.S. Offshore	25,708	68,581	(42,873)	(63%)	128,047	185,759	(57,712)	(31%)
Alaska	45,210	38,496	6,714	17%	161,199	137,979	23,220	17%
Canada	58,219	127,412	(69,193)	(54%)	217,464	376,952	(159,488)	(42%)
International	307,660	368,418	(60,758)	(16%)	977,867	1,014,882	(37,015)	(4%)

Subtotal Contract Drilling (2)	738,260	1,312,133	(573,873)	(44%)	2,660,220	3,624,070	(963,850)	(27%)
Oil and Gas (3)(4)	10,091	29,532	(19,441)	(66%)	(55,954)	54,924	(110,878)	(202%)
Other Operating Segments (5)(6)	89,774	169,131	(79,357)	(47%)	350,173	504,872	(154,699)	(31%)
Other reconciling items (7)	(32,753)	(48,301)	15,548	32%	(155,707)	(147,597)	(8,110)	(5%)

Total	$805,372	$1,462,495	$(657,123)	(45%)	$2,798,732	$4,036,269	$(1,237,537)	(31%)

Adjusted income derived from operating activities (8):
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$46,382	$176,819	$(130,437)	(74%)	$245,699	$438,012	$(192,313)	(44%)
U.S. Land Well-servicing	342	42,433	(42,091)	(99%)	20,192	104,287	(84,095)	(81%)
U.S. Offshore	(163)	18,456	(18,619)	(101%)	23,391	42,897	(19,506)	(45%)
Alaska	11,145	10,159	986	10%	48,344	41,408	6,936	17%
Canada	(10,448)	13,534	(23,982)	(177%)	(7,651)	40,889	(48,540)	(119%)
International	86,865	111,048	(24,183)	(22%)	291,143	303,450	(12,307)	(4%)

Subtotal Contract Drilling (2)	134,123	372,449	(238,326)	(64%)	621,118	970,943	(349,825)	(36%)
Oil and Gas (3)(4)	(90)	17,577	(17,667)	(101%)	(86,652)	11,080	(97,732)	(882%)
Other Operating Segments (5)(6)	3,978	18,239	(14,261)	(78%)	28,253	50,094	(21,841)	(44%)

Other reconciling items (9)	(25,232)	(43,805)	18,573	42%	(177,409)	(116,107)	(61,302)	(53%)

Total	112,779	364,460	(251,681)	(69%)	385,310	916,010	(530,700)	(58%)
Interest expense	(66,671)	(50,546)	(16,125)	(32%)	(199,776)	(146,613)	(53,163)	(36%)
Investment income (loss)	(1,805)	(22,235)	20,430	92%	25,584	29,004	(3,420)	(12%)
(Losses) gains on sales and retirements of long-lived assets and other income (expense), net	(11,218)	(10,875)	(343)	(3%)	(390)	(22,130)	21,740	98%
Impairments and other charges (10)	—	—	—	—	(227,083)	—	(227,083)	(100%)

Income (loss) before income taxes	33,085	280,804	(247,719)	(88%)	(16,355)	776,271	(792,626)	(102%)
Income tax expense	3,555	86,821	(83,266)	(96%)	21,931	193,831	(171,900)	(89%)

Net income (loss)	$29,530	$193,983	$(164,453)	(85%)	$(38,286)	$582,440	$(620,726)	(107%)

Rig activity:
Rig years: (11)
U.S. Lower 48 Land Drilling	123.6	263.3	(139.7)	(53%)	152.8	243.8	(91.0)	(37%)
U.S. Offshore	7.8	19.2	(11.4)	(59%)	11.7	17.5	(5.8)	(33%)
Alaska	9.0	11.0	(2.0)	(18%)	10.7	10.6	.1	1%
Canada	12.3	35.8	(23.5)	(66%)	19.2	34.0	(14.8)	(44%)
International (12)	97.1	121.3	(24.2)	(20%)	105.0	120.2	(15.2)	(13%)

Total rig years	249.8	450.6	(200.8)	(45%)	299.4	426.1	(126.7)	(30%)

Rig hours: (13)
U.S. Land Well-servicing	135,040	290,680	(155,640)	(54%)	457,404	822,258	(364,854)	(44%)
Canada Well-servicing	31,686	67,141	(35,455)	(53%)	105,806	186,535	(80,729)	(43%)

Total rig hours	166,726	357,821	(191,095)	(53%)	563,210	1,008,793	(445,583)	(44%)

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $4.9 million and $.1 million for the three months ended September 30, 2009 and 2008, respectively, and $6.8 million and $9.7 million for the nine months ended September 30, 2009 and 2008, respectively.

(3)	Includes our proportionate share of non-cash pre-tax writedowns recorded by our domestic oil and gas joint venture of ($83.3) million for the nine months ended September 30, 2009.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $4.0 million and $7.1 million for the three months ended September 30, 2009 and 2008, respectively, and ($79.2) million and ($17.6) million for the nine months ended September 30, 2009 and 2008, respectively.

(5)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $4.5 million and $.7 million for the three months ended September 30, 2009 and 2008, respectively, and $13.3 million and $7.4 million for the nine months ended September 30, 2009 and 2008, respectively.

(7)	Represents the elimination of inter-segment transactions.

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

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(10)	Represents non-cash pre-tax impairments and other charges recorded during the three months ended June 30, 2009.

(11)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(12)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 2.5 years and 3.3 years during the three months ended September 30, 2009 and 2008, respectively, and 2.6 years and 3.6 years for the nine months ended September 30, 2009 and 2008, respectively.

(13)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.
Segment Results of Operations
Contract Drilling
     Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.
     U.S. Lower 48 Land Drilling. The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$212,004	$505,197	$(293,193)	(58%)	$851,742	$1,351,106	$(499,364)	(37%)
Adjusted income derived from operating activities	$46,382	$176,819	$(130,437)	(74%)	$245,699	$438,012	$(192,313)	(44%)
Rig years	123.6	263.3	(139.7)	(53%)	152.8	243.8	(91.0)	(37%)
     Operating results decreased during the three and nine months ended September 30, 2009 compared to the prior year periods primarily due to a decline in drilling activity driven by lower natural gas prices beginning in the fourth quarter of 2008 and diminished demand as customers released rigs and delayed drilling projects in response to the significant drop in natural gas prices and the tightening of the credit markets. Operating revenues earned during the nine months ended September 30, 2009 included $49 million related to early contract termination revenue, including approximately $31 million which would have been earned during the same period regardless of early termination. We expect to continue to recognize additional revenues corresponding to early termination of contracts for the remainder of 2009 at a significantly diminished rate relative to each of the first three quarters of 2009. Operating results were further negatively impacted by higher depreciation expense related to capital expansion projects completed in recent years.

     U.S. Land Well-servicing. The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$89,459	$204,029	$(114,570)	(56%)	$323,901	$557,392	$(233,491)	(42%)
Adjusted income derived from operating activities	$342	$42,433	$(42,091)	(99%)	$20,192	$104,287	$(84,095)	(81%)
Rig hours	135,040	290,680	(155,640)	(54%)	457,404	822,258	(364,854)	(44%)
     Operating results decreased during the three and nine months ended September 30, 2009 over the prior year periods primarily due to lower rig utilization and negative price erosion, driven by lower customer demand stemming from lower oil prices. Operating results were further negatively impacted by higher depreciation expense related to capital expansion projects completed in recent years.
     U.S. Offshore. The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$25,708	$68,581	$(42,873)	(63%)	$128,047	$185,759	$(57,712)	(31%)
Adjusted income derived from operating activities	$(163)	$18,456	$(18,619)	(101%)	$23,391	$42,897	$(19,506)	(45%)
Rig years	7.8	19.2	(11.4)	(59%)	11.7	17.5	(5.8)	(33%)
     The decrease in operating results during the three and nine months ended September 30, 2009 as compared to the prior year periods primarily resulted from lower average dayrates and utilization for the Super SundownerTM platform rigs, workover jack-up rigs, barge drilling and workover rigs, and Sundowner® platform rigs, partially offset by higher utilization of our MODS® rigs.
     Alaska. The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$45,210	$38,496	$6,714	17%	$161,199	$137,979	$23,220	17%
Adjusted income derived from operating activities	$11,145	$10,159	$986	10%	$48,344	$41,408	$6,936	17%
Rig years	9.0	11.0	(2.0)	(18%)	10.7	10.6	.1	1%
     The increase in operating results during the three and nine months ended September 30, 2009 as compared to the prior year periods was primarily due to increases in average dayrates and drilling activity. Drilling activity levels have continued to increase as a result of the deployment and utilization of rigs added to the fleet in late 2007 under long-term contracts.

     Canada. The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$58,219	$127,412	$(69,193)	(54%)	$217,464	$376,952	$(159,488)	(42%)
Adjusted income (loss) derived from operating activities	$(10,448)	$13,534	$(23,982)	(177%)	$(7,651)	$40,889	$(48,540)	(119%)
Rig years	12.3	35.8	(23.5)	(66%)	19.2	34.0	(14.8)	(44%)
Rig hours	31,686	67,141	(35,455)	(53%)	105,806	186,535	(80,729)	(43%)
     Operating results decreased during the three and nine months ended September 30, 2009 as compared to the prior year periods primarily as a result of an overall decrease in drilling and well-servicing activity due to lower natural gas prices driving a significant decline of customer demand for drilling and well-servicing operations. Our operating results for the three and nine months ended September 30, 2009 were further negatively impacted by the economic uncertainty in the Canadian drilling market and financial market instability. These decreases were partially offset by cost reductions in direct costs, general and administrative expenses and depreciation.
     International. The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$307,660	$368,418	$(60,758)	(16%)	$977,867	$1,014,882	$(37,015)	(4%)
Adjusted income derived from operating activities	$86,865	$111,048	$(24,183)	(22%)	$291,143	$303,450	$(12,307)	(4%)
Rig years	97.1	121.3	(24.2)	(20%)	105.0	120.2	(15.2)	(13%)
     The decrease in operating results during the three and nine months ended September 30, 2009 as compared to the prior year periods resulted primarily from lower utilization of rigs in Mexico, Libya, Argentina and Colombia. Operating results were further negatively impacted by higher depreciation expense related to capital expansion projects completed in recent years. These decreases are partially offset by higher average dayrates from two jack-up rigs deployed in Saudi Arabia and increases in average dayrates for our new and incremental rigs added and deployed during 2008 and a start-up floating, drilling, production, storage and offloading vessel off the coast of the Republic of the Congo.

Oil and Gas
     This operating segment represents our oil and gas exploration, development and production operations. The results of operations for this reportable segment are as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages)
Operating revenues and Earnings (losses) from unconsolidated affiliates	$10,091	$29,532	$(19,441)	(66%)	$(55,954)	$54,924	$(110,878)	(202%)
Adjusted income (loss) derived from operating activities	$(90)	$17,577	$(17,667)	(101%)	$(86,652)	$11,080	$(97,732)	(882%)
     Our operating results decreased during the three months ended September 30, 2009 as compared to the prior year period primarily due to declines in natural gas prices and production volumes from our Ramshorn and joint venture operations.
     Our operating results decreased during the nine months ended September 30, 2009 as compared to the prior year periods primarily as a result of our domestic oil and gas joint venture’s non-cash pre-tax ceiling test writedown, of which our proportionate share totaled $75.0 million during the first quarter of 2009. This writedown resulted from the ceiling test application of the full cost method of accounting for costs related to oil and natural gas properties. Our U.S. joint venture used a quarter end price of $3.78 per mcf for natural gas in calculating the ceiling test limitation. Additionally, the prior year first quarter included a $12.3 million gain recorded from the sale of oil and gas properties.
Other Operating Segments
     These operations include our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages)
Operating revenues and Earnings from unconsolidated affiliates	$89,774	$169,131	$(79,357)	(47%)	$350,173	$504,872	$(154,699)	(31%)
Adjusted income derived from operating activities	$3,978	$18,239	$(14,261)	(78%)	$28,253	$50,094	$(21,841)	(44%)
     Operating results decreased during the three and nine months ended September 30, 2009 compared to the prior year periods primarily as a result of (i) lower demand in the U.S. and Canadian drilling markets for rig instrumentation and data collection services from oil and gas exploration companies, (ii) decreases in customer demand for our construction and logistics services in Alaska and (iii) decreased top drive sales and lower service and rental activity.

OTHER FINANCIAL INFORMATION
General and administrative expenses

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages)
General and administrative expenses	$82,050	$122,648	$(40,598)	(33%)	$353,201	$350,883	$2,318	1%
General and administrative expenses as a percentage of operating revenues	10.4%	8.4%	2%	24%	12.4%	8.7%	4%	43%
     General and administrative expenses decreased during the three months ended September 30, 2009 as compared to the prior year period primarily as a result of decreases of approximately $31.6 million in wages related expenses, primarily due to reduced numbers of employees required to support operations in most of our operating segments, $8.7 million in stock compensation expense and other cost reduction efforts across all business units.
     General and administrative expenses increased during the nine months ended September 30, 2009 as compared to the prior year period primarily as a result of an increase of approximately $70.9 million in stock compensation expense. Total share-based compensation expense for the three months ended June 30, 2009 included $72.1 million of compensation expense related to previously granted restricted stock and option awards held by Messrs. Isenberg and Petrello that was unrecognized as of April 1, 2009. The recognition of this expense was a result of the provisions of their respective new employment agreements which effectively eliminated the risk of forfeiture of such awards. This increase is partially offset for the nine months ended September 30, 2009 compared to prior year period by significant decreases in wages related expenses and other cost reduction efforts across all business units. General and administrative expenses as a percentage of operating revenues increased primarily due to lower revenues and higher stock compensation expense recognized during the nine months ended September 30, 2009.
Depreciation and amortization, and depletion expense

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages)
Depreciation and amortization expense	$174,372	$162,198	$12,174	8%	$499,498	$447,211	$52,287	12%
Depletion expense	$3,295	$7,656	$(4,361)	(57%)	$8,638	$28,684	$(20,046)	(70%)
     Depreciation and amortization expense. Depreciation and amortization expense increased during the three and nine months ended September 30, 2009 compared to the prior year periods as a result of capital expansion projects completed in recent years.
     Depletion expense. Depletion expense decreased during the three and nine months ended September 30, 2009 compared to the prior year periods primarily as a result of decreased natural gas production volumes.
Interest expense

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages)
Interest expense	$66,671	$50,546	$16,125	32%	$199,776	$146,613	$53,163	36%
     Interest expense increased during the three and nine months ended September 30, 2009 compared to the prior year periods as a result of the interest expense related to our January 2009 issuance of $1.125 billion aggregate principal amount of 9.25% senior notes due January 2019 and our February 2008 and July 2008 issuances of $575 million aggregate principal amount and $400 million aggregate principal amount, respectively, of 6.15% senior notes due February 2018. The increase was partially offset by a reduction to interest expense due to our repurchases of $888.5 million par value of our $2.75 billion 0.94% senior exchangeable notes during 2008 and the nine months ended September 30, 2009.
Investment income (loss)

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages)
Investment income (loss)	$(1,805)	$(22,235)	$20,430	92%	$25,584	$29,004	$(3,420)	(12%)
     Investment income (loss) for the three months ended September 30, 2009 was a net loss of $1.8 million which included a net unrealized loss of $3.1 million from our trading securities, partially offset by interest and dividend income of $1.3 million from our cash, other short-term and long-term investments. Investment income (loss) for the nine months ended September 30, 2009 included net unrealized gains of $9.9 million from our trading securities and interest and dividend income of $15.7 million from our cash, other short-term and long-term investments.
     Investment income (loss) for the three months ended September 30, 2008 was a net loss of $22.2 million which included a net unrealized loss of $27.4 million from our trading securities, partially offset by dividend income of $5.8 million from the same investment. Investment income (loss) for the nine months ended September 30, 2008 included net unrealized gains of $17.2 million from our trading securities and interest and dividend income of $35.1 million from our short-term investments. Partially offsetting unrealized gains and interest and dividend income were losses of $23.3 million from the portion of our long-term investments comprised of our actively managed funds.
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
(In thousands, except percentages)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$(11,218)	$(10,875)	$(343)	(3%)	$(390)	$(22,130)	$21,740	98%
     The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended September 30, 2009 was a net loss which included foreign currency exchange losses of approximately $7.8 million and increases to litigation reserves of $3.8 million, partially offset by gains on sales and retirements of long-lived assets of approximately $1.7 million. For the nine months ended September 30, 2009, the amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net was a net loss which included foreign currency exchange losses of approximately $8.5 million, increases to litigation reserves of $6.7 million and losses on sales and retirements of long-lived assets of approximately $2.7 million, virtually offset by pre-tax gains of $16.0 million recognized on purchases of our $2.75 billion 0.94% senior exchangeable notes due 2011.
     The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended September 30, 2008 included losses on retirements of long-lived assets of approximately $7.9 million, inclusive of involuntary conversion losses on long-lived assets of approximately $13.7 million related to damage sustained from Hurricanes Gustav and Ike. For the nine months ended September 30, 2008, the amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net consisted primarily of the involuntary conversion losses as a result of Hurricanes Gustav and Ike, losses on retirements and other impairment charges on long-lived assets of approximately $4.8 million and increases to litigation reserves of $2.4 million.

Impairments and other charges
     The table below summarizes the impairments and other charges recognized on our consolidated statements of income (loss) during the nine months ended September 30, 2009:

Nine Months Ended
(In thousands)	September 30, 2009
Goodwill impairment	$14,689
Impairment of long-lived assets to be disposed of other than by sale	64,229
Impairment of oil and gas financing receivable	112,516
Credit related impairment on debt security	35,649

Total impairments and other charges	$227,083

     During the three months ended June 30, 2009, we recognized goodwill impairment of approximately $14.7 million relating to Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating segments. The impairment charge was a result of our annual impairment test on goodwill which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of Nabors Blue Sky Ltd. was determined using discounted cash flow models involving assumptions based on our utilization of aircraft and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. During the year ended December 31, 2008, goodwill impairment of $4.6 million was recognized by this reporting unit. The second quarter non-cash pre-tax impairment charge was deemed necessary due to the continued deterioration during the quarter, and a now longer than previously expected duration of the downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations. This downturn has resulted in reduced capital spending on the part of our customers and has diminished demand for our drilling services and for immediate access to remote drilling sites. The goodwill recorded in our Nabors Blue Sky Ltd. reporting unit was fully impaired as of June 30, 2009, and as such, is not subject to further impairment. There was no goodwill impairment recognized during the three months ended September 30, 2009 as no significant or unanticipated changes that would impact our assumptions have occurred subsequent to the second quarter review. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results. See Note 2 (included under the caption “Goodwill”) to Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on May 29, 2009 for additional discussion and amounts of goodwill related to each of our reporting units.
     During the three months ended June 30, 2009, we retired certain rigs and rig components in our U.S. Offshore, Alaska, Canada and International Contract Drilling segments and reduced their aggregate carrying value from $69.0 million to their estimated aggregate salvage value, resulting in impairment charges of approximately $64.2 million. The retirements included certain inactive workover jack-up rigs in our U.S. Offshore and International operations, the structural frames of certain incomplete coiled tubing rigs in our Canada operations and miscellaneous rig components in our Alaska operations. The impairment charges resulted from the continued deterioration and a longer than previously expected duration of the downturn in the demand for oil and gas drilling activities. During the second quarter, uncertainty increased with respect to the timing of a market upturn of sufficient magnitude to return the affected assets to service in the foreseeable future. As a result of these factors, we made the decision to retire these assets. We continuously evaluate the recoverability of the carrying value of our assets and have concluded that, during the three months ended September 30, 2009, no events or changes in circumstance occurred which would require additional impairment charges to our assets. A prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that their carrying value may not be recoverable.
     As of June 30, 2009, we recorded an impairment totaling $112.5 million to a certain oil and gas financing receivable, which reduced the carrying value of our oil and gas financing receivables recorded as long-term investments to $128.1 million. The impairment was primarily due to commodity price deterioration and a longer than expected duration of the lower price environment during the second quarter. This is expected to significantly reduce demand for future gas production and development in the Barnett Shale area of north central Texas, which significantly influences capital expenditure decisions. The impairment was determined using discounted cash flow models involving assumptions based on estimated cash flows for proved and probable reserves, undeveloped acreage value, and current and expected natural gas prices. We believe the estimates used provide a reasonable estimate of current fair value. During the three months ended September 30, 2009, commodity prices improved slightly and we determined that there was no additional impairment related to these oil and gas financing receivables. A protraction of commodity prices and its potential impact on demand for future gas production could result in recognition of future impairment charges.

     During the three months ended June 30, 2009, we recorded an other-than-temporary impairment of $40.3 million to a debt security issued by MBIA Insurance Inc. The credit loss related to the other-than-temporary impairment was $35.6 million and the remaining $4.7 million was recorded as an unrealized loss in accumulated comprehensive income (loss) in our consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2009. These bonds were downgraded to non-investment grade level by Standard and Poor’s and Moody’s Investors Service as of June 30, 2009. The impairment of this investment was evaluated based on a variety of factors, including the length of time and the extent to which the market value has been less than cost, the financial condition of the issuer of the security as well as credit ratings and the recent reorganization by MBIA Inc. While we do not intend to or anticipate the need to sell the investment in the future for cash flow or working capital requirements, we currently believe that we may not collect the full amounts due according to the contractual terms of the investment. During the three months ended September 30, 2009, there was no additional other-than-temporary impairment related to this debt security.
Income tax rate

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2009	2008	Increase/(Decrease)		2009	2008	Increase/(Decrease)
Effective Tax Rate	10.7%	30.9%	(20%)	(65%)	(134.1%)	25.0%	(159%)	(636%)
     The decrease in our effective income tax rate during the three months ended September 30, 2009 compared to the prior year period is a result of the proportion of income generated in the U.S. versus the international jurisdictions in which we operate. Income generated in the U.S. is generally taxed at a higher rate than income generated in international jurisdictions. We expect to incur a loss in the U.S. for the year which will produce a tax benefit.
     The negative effective tax rate for the nine months ended September 30, 2009 is primarily the result of the combination of negative pre-tax income for the nine months ended September 30, 2009 and a positive year-to-date tax expense. As reported pre-tax income amounts for a given period become smaller, the combination of discrete tax items and the blend of multiple tax rates in jurisdictions in which we operate may lead to an effective tax rate that is not meaningful.
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

Liquidity and Capital Resources
Cash Flows
     Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2009 and 2008.
     Operating Activities. Net cash provided by operating activities totaled $1.3 billion during the nine months ended September 30, 2009 compared to net cash provided by operating activities of $1.1 billion during the prior year period. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income adjusted for non-cash components was approximately $910.9 million and $1.2 billion for the nine months ended September 30, 2009 and 2008, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. The net impact to operating cash flows resulting from changes in working capital items was $389.3 million provided by operating activities for the nine months ended September 30, 2009 and $131.1 million used by operating activities for the nine months ended September 30, 2008.
     Investing Activities. Net cash used for investing activities totaled $1.0 billion during the nine months ended September 30, 2009 compared to net cash used for investing activities of $958.4 million during the prior year period. During the nine months ended September 30, 2009 and 2008, cash was used primarily for capital expenditures totaling $928.2 million and $1.1 billion, respectively, and investments in unconsolidated affiliates totaling $125.1 million and $136.8 million, respectively. During the nine months ended September 30, 2009 and 2008, cash was derived from sales of investments, net of purchases, totaling $22.1 million and $244.6 million, respectively.
     Financing Activities. Net cash provided by financing activities totaled $189.0 million during the nine months ended September 30, 2009 compared to net cash used for financing activities of $11.4 million during the prior year period. During the nine months ended September 30, 2009, cash was derived from the receipt of $1.1 billion in proceeds, net of debt issuance costs, from the January 2009 issuance of $1.125 billion 9.25% senior notes due 2019, and cash totaling $689.7 million and $56.8 million was used to purchase our $2.75 billion 0.94% senior exchangeable notes due 2011 and our $225 million 4.875% senior notes, respectively. During the nine months ended September 30, 2008, cash was used to redeem Nabors Delaware’s $700 million zero coupon senior exchangeable notes due 2023 and $82.8 million zero coupon senior convertible debentures due 2021 totaling $760.6 million and for repurchases of our common shares in the open market for $268.4 million. During the nine months ended September 30, 2008, cash was provided by the receipt of $956.3 million in net proceeds from the February and July 2008 issuances of our $575 million and $400 million 6.15% senior notes due 2018, net of debt issuance costs.
Future Cash Requirements
     As of September 30, 2009, we had long-term debt, including current maturities, of $4.1 billion and cash and cash equivalents and investments of $1.2 billion, including $138.1 million of long-term investments and other receivables. Long-term investments and other receivables include $127.7 million in oil and gas financing receivables.
     Our $2.75 billion 0.94% senior exchangeable notes due 2011 provide that upon an exchange of these notes, we will be required to pay holders of the notes cash up to the principal amount of the notes and our common shares for any amount that the exchange value of the notes exceeds the principal amount of the notes. The notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors’ common shares and the then applicable exchange rate for the notes; or upon the occurrence of specified corporate transactions set forth in the indenture. On October 28, 2009, the market price for our shares closed at $21.08. If any of the events described above were to occur and the notes were exchanged at a purchase price equal to 100% of the principal amount of the notes, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that in the event that the price of our shares were to exceed $59.57 for the required period of time that the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes to other investors on the open market. However, there can be no assurance that the holders would not exchange the notes.
     During 2008 and the nine months ended September 30, 2009 we purchased $888.5 million par value of our $2.75 billion 0.94% senior exchangeable notes due 2011 in the open market for cash totaling $765.6 million, leaving approximately $1.86 billion par value outstanding.
     As of September 30, 2009, we had outstanding purchase commitments of approximately $213.3 million, primarily for rig-related enhancements, construction and sustaining capital expenditures and other operating expenses. Total capital expenditures over the next twelve months, including these outstanding purchase commitments, are currently expected to total approximately $500-600 million, including currently planned rig-related enhancements, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next twelve months represent a number of capital programs that are currently underway. These programs, which are nearing an end, have resulted in an expansion in the number of drilling and well-servicing rigs that we own and operate and consist primarily of land drilling and well-servicing rigs. The expansion of our capital expenditure programs to build new state-of-the-art drilling rigs has impacted a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Alaska, Canada and International operations.
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
     Our contractual cash obligations as of December 31, 2008 is included in Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on May 29, 2009. Because of the significant change to our contractual cash obligations and as a result of the issuance of Nabors Delaware’s $1.125 billion 9.25% senior notes due 2019 and our repurchases of a portion of our $2.75 billion 0.94% senior exchangeable notes and $225 million 4.875% senior notes (see Note 7), we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to commitments as of September 30, 2009:

	Payments due by Period
(In thousands)	Total	< 1 Year	1-3 Years		3-5 Years	Thereafter

Contractual cash obligations:
Long-term debt:
Principal	$4,237,369	$143	$2,137,136	(1)	$90	$2,100,000	(2)
Interest	1,577,784	196,336	375,222		328,076	678,150

Total contractual cash obligations	$5,815,153	$196,479	$2,512,358		$328,166	$2,778,150

(1)	Represents the remaining portion of Nabors Delaware’s $2.75 billion 0.94% senior exchangeable notes due May 2011 and $275 million 5.375% senior notes due August 2012.

(2)	Represents Nabors Delaware’s aggregate $975 million 6.15% senior notes due February 2018 and $1.125 billion 9.25% senior notes due February 2019.
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
     In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through September 30, 2009, $464.5 million of our common shares had been repurchased under this program. As of September 30, 2009, we had the capacity to repurchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.
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
Financial Condition and Sources of Liquidity
     Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of September 30, 2009, we had cash and cash equivalents and investments of $1.2 billion (including $138.1 million of long-term investments and other receivables, inclusive of $127.7 million in oil and gas financing receivables) and working capital of $1.4 billion. Oil and gas financing receivables are classified as long-term investments. These receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. This compares to cash and cash equivalents and investments of $826.1 million (including $240.0 million of long-term investments and other receivables, inclusive of $224.2 million in oil and gas financing receivables) and working capital of $1.0 billion as of December 31, 2008.
     Our gross funded debt to capital ratio was 0.41:1 as of each of September 30, 2009 and December 31, 2008. Our net funded debt to capital ratio was 0.33:1 as of September 30, 2009 and 0.35:1 as of December 31, 2008. The gross funded debt to capital ratio is calculated by dividing funded debt by funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The net funded debt to capital ratio is calculated by dividing net funded debt by net funded debt plus deferred tax liabilities net of deferred tax assets plus capital. Net funded debt is defined as the sum of (1) short-term borrowings, (2) current portion of long-term debt and (3) long-term debt reduced by the sum of cash and cash equivalents and short-term and long-term investments and other receivables. Capital is defined as shareholders’ equity. Both of these ratios are a method for calculating the amount of leverage a company has in relation to its capital. The gross funded debt to capital ratio and the net funded debt to capital ratio are not measures of operating performance or liquidity defined by GAAP and therefore, they may not be comparable to similarly titled measures presented by other companies.
     Our interest coverage ratio from continuing operations was 8.4:1 as of September 30, 2009 and 20.7:1 as of December 31, 2008. The interest coverage ratio is a trailing twelve-month computation of the sum of income (loss) before income taxes, interest expense, depreciation and amortization, depletion expense, impairments and our proportionate share of non-cash pre-tax writedowns from our oil and gas joint ventures less investment income and then dividing by cash interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.
     We have four letter of credit facilities with various banks as of September 30, 2009. Availability under our credit facilities as of September 30, 2009 are as follows:

(In thousands)
Credit available	$245,268
Letters of credit outstanding, inclusive of financial and performance guarantees	84,701

Remaining availability	$160,567

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
Other Matters
     Recent Legislation and Actions
     In February 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”). The Stimulus Act is intended to provide a stimulus to the U.S. economy, including relief to companies related to income on debt repurchases and exchanges at a discount, expansion of unemployment benefits to former employees and other social welfare provisions. The Stimulus Act has not had a significant impact on our consolidated financial statements.
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
     Recent Accounting Pronouncements
     On July 1, 2009, the FASB released the ASC. The ASC became the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC is not intended to change GAAP, but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. Accordingly, references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.
     Effective January 1, 2009, Nabors changed its method of accounting for certain of its convertible debt instruments in accordance with the revised provisions of the Debt with Conversions and Other Options Topic of the ASC. Additionally, Nabors changed its method for calculating its basic and diluted earnings per share using the two-class method in accordance with the revised provisions of the Earnings Per Share Topic of the ASC. As required by the Accounting Changes and Error Corrections Topic of the ASC, financial information and earnings per share calculations for prior periods have been adjusted to reflect retrospective application.
     The revised provisions of the Debt with Conversions and Other Options Topic clarify that convertible debt instruments that may be settled in cash upon conversion are accounted for with a liability component based on the fair value of a similar nonconvertible debt instrument and an equity component based on the excess of the initial proceeds from the convertible debt instrument over the liability component. Such excess represents proceeds related to the conversion option and is recorded as capital in excess of par value. The liability is recorded at a discount, which is then amortized as additional non-cash interest expense over the convertible debt instrument’s expected life. The retrospective application and impact of these provisions on our consolidated financial statements is described in Note 7.
     The revised provisions relating to use of the two-class method for calculating earnings per share within the Earnings Per Share Topic provide that securities which are granted in share-based transactions are “participating securities” prior to vesting if they have a nonforfeitable right to participate in any dividends, and such securities therefore should be included in computing basic earnings per share. Our awards of restricted stock are considered participating securities under this definition. The retrospective application and impact of these provisions on our consolidated financial statements is provided in Note 11.
     Effective January 1, 2008, we adopted and applied the provisions of the Fair Value Measurements and Disclosures Topic of the ASC to our financial assets and liabilities and on January 1, 2009 applied the same provisions to our nonfinancial assets and liabilities. The disclosures required by that Topic are provided in Note 5.
     Effective January 1, 2009, we adopted the revised provisions of the Business Combinations Topic of the ASC and will apply those provisions on a prospective basis to acquisitions. The revised provisions retain the fundamental requirement that the acquisition method of accounting be used for all business combinations and expands the use of the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses or assets at the acquisition date and in subsequent periods. The revised provisions require measurement at the acquisition date of the fair value of assets acquired, liabilities assumed and any noncontrolling interests. Additionally, acquisition-related costs, including restructuring costs, are recognized as expense separately from the acquisition.
     Effective January 1, 2009, we adopted the new provisions relating to noncontrolling interests of a subsidiary within the Identifiable Assets and Liabilities, and Any Noncontrolling Interest Topic of the ASC. The provisions establish the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The retrospective application of these provisions did not have a material impact on our consolidated financial statements.
     Effective January 1, 2009, we adopted the revised provisions relating to expanded disclosures of derivatives within the Derivatives and Hedging Topic of the ASC. The revised provisions are intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced qualitative and quantitative disclosures regarding derivative instruments, gains and losses on such instruments and their effects on an entity’s financial position, financial performance and cash flows. The application of these provisions did not have a material impact on our consolidated financial statements.
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
     Effective April 1, 2009, we adopted the provisions in the Fair Value Measurements and Disclosures Topic of the ASC relating to fair value measures in inactive markets. The provisions provide additional guidance for determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The application of these provisions did not have a material impact on our consolidated financial statements.
     Effective April 1, 2009, we adopted the provisions in the Investments of Debt and Equity Securities Topic of the ASC relating to recognition and presentation of other-than-temporary impairments to debt securities. The impact of these provisions is provided in Notes 3 and 4.
     Effective June 30, 2009, we adopted the provisions in the Financial Instruments Topic of the ASC relating to quarterly disclosure of the fair value of financial instruments. The disclosures required by this Topic are provided in Note 5.
     Effective June 30, 2009, we adopted the revised provisions in the Subsequent Events Topic of the ASC and disclosed the date through which we evaluated subsequent events and that the date corresponded with the release of our financial statements. The disclosure is provided in Note 2. The adoption of the Subsequent Events Topic of the ASC did not have any impact on our financial position, results of operations or cash flows.
     Critical Accounting Estimates
     We disclosed our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2008 and by our Current Report on Form 8-K filed with the SEC on May 29, 2009. No significant changes have occurred to those policies except our adoption of the provisions of the Fair Value Measurements and Disclosures Topic of the ASC to our nonfinancial assets and liabilities effective January 1, 2009. See Note 5 for additional discussion.
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
Item 1A. Risk Factors
     There have been no material changes during the three and nine months ended September 30, 2009 in our “Risk Factors” as discussed in Exhibit 99.1 of our Current Report on Form 8-K filed with the SEC on May 29, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We withheld the following shares of our common stock to satisfy tax withholding obligations during the three months ended September 30, 2009 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item:

(In thousands, except average price paid per share)
Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program
July 1 — July 31	—	$14.80	—	—
September 1 — September 30	—	$19.48	—	—

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan. The 2003 Employee Stock Plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.
     No shares were purchased during the period of August 1 to August 31, 2009.

Item 6. Exhibits.
Exhibits

Exhibit No.	Description

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).

3.3	Amendment to Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of Nabors Industries Ltd. Notice of Special General Meeting and Proxy Statement (File No. 001-32657) filed February 24, 2006).

3.4	Form of Resolution of the Board of Directors of Nabors Industries Ltd. authorizing the issue of Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to Nabors Industries Ltd.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-85228-99) filed with the Commission on June 11, 2002).

15	Awareness Letter of Independent Accountants.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by R. Clark Wood, principal accounting and financial officer of Nabors Industries Ltd.

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and R. Clark Wood, principal accounting and financial officer of Nabors Industries Ltd.

101	The following materials from Nabors Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: October 30, 2009