Form 10-Q
period 2010-03-31
NABORS INDUSTRIES LTD
filed 2010-04-29
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of common shares, par value $.001 per share, outstanding as of April 28, 2010 was 285,210,719.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$902,609	$927,815
Short-term investments	158,405	163,036
Accounts receivable, net	735,432	724,040
Inventory	99,828	100,819
Deferred income taxes	126,394	125,163
Other current assets	132,033	135,791

Total current assets	2,154,701	2,176,664
Long-term investments and other receivables	99,195	100,882
Property, plant and equipment, net	7,646,608	7,646,050
Goodwill	164,756	164,265
Investment in unconsolidated affiliates	307,044	306,608
Other long-term assets	252,421	250,221

Total assets	$10,624,725	$10,644,690

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$209	$163
Trade accounts payable	249,040	226,423
Accrued liabilities	290,564	346,337
Income taxes payable	39,471	35,699

Total current liabilities	579,284	608,622
Long-term debt	3,855,897	3,940,605
Other long-term liabilities	242,756	240,057
Deferred income taxes	688,105	673,427

Total liabilities	5,366,042	5,462,711

Commitments and contingencies (Note 10)
Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 314,429 and 313,915, respectively	314	314
Capital in excess of par value	2,241,458	2,239,323
Accumulated other comprehensive income	327,746	292,706
Retained earnings	3,653,386	3,613,186
Less: treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,245,031	5,167,656
Noncontrolling interest	13,652	14,323

Total equity	5,258,683	5,181,979

Total liabilities and equity	$10,624,725	$10,644,690

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2010	2009

Revenues and other income:
Operating revenues	$902,049	$1,198,045
Earnings (losses) from unconsolidated affiliates	3,661	(64,427)
Investment income (loss)	(2,360)	9,141

Total revenues and other income	903,350	1,142,759

Costs and other deductions:
Direct costs	512,402	665,287
General and administrative expenses	75,823	107,343
Depreciation and amortization	172,274	159,152
Depletion	6,755	2,753
Interest expense	66,745	67,078
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	20,309	(16,246)

Total costs and other deductions	854,308	985,367

Income before income taxes	49,042	157,392

Income tax expense (benefit):
Current	12,645	49,457
Deferred	(2,701)	(16,184)

Total income tax expense	9,944	33,273

Net income	39,098	124,119
Less: Net loss attributable to noncontrolling interest	1,102	1,051

Net income attributable to Nabors	$40,200	$125,170

Earnings per Nabors share:
Basic	$.14	$.44
Diluted	$.14	$.44
Weighted-average number of common shares outstanding:
Basic	284,672	283,098
Diluted	290,736	283,119

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009

Cash flows from operating activities:
Net income attributable to Nabors	$40,200	$125,170
Adjustments to net income:
Depreciation and amortization	172,274	159,152
Depletion	6,755	2,753
Deferred income tax benefit	(2,701)	(16,184)
Deferred financing costs amortization	1,337	1,788
Pension liability amortization and adjustments	100	49
Discount amortization on long-term debt	19,500	24,988
Amortization of loss on hedges	145	144
Losses (gains) on long-lived assets, net	3,108	4,306
Losses (gains) on investments, net	3,110	(3,282)
Losses (gains) on debt retirement, net	2,804	(15,687)
Losses (gains) on derivative instruments	770	(2,494)
Share-based compensation	3,461	23,328
Foreign currency transaction losses (gains), net	9,276	(1,019)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(3,661)	66,427
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,568)	181,054
Inventory	1,929	5,910
Other current assets	14,899	15,256
Other long-term assets	(1,080)	(5,150)
Trade accounts payable and accrued liabilities	(43,266)	(53,998)
Income taxes payable	(1,383)	1,033
Other long-term liabilities	4,138	(10,680)

Net cash provided by operating activities	223,147	502,864

Cash flows from investing activities:
Purchases of investments	(4,384)	(16,893)
Sales and maturities of investments	12,509	22,252
Investment in unconsolidated affiliates	(995)	(62,106)
Capital expenditures	(150,740)	(390,515)
Proceeds from sales of assets and insurance claims	8,682	6,881

Net cash used for investing activities	(134,928)	(440,381)

Cash flows from financing activities:
Decrease in cash overdrafts	(3,337)	(8,341)
Proceeds from issuance of long-term debt	—	1,124,978
Debt issuance costs	—	(8,277)
Proceeds from issuance of common shares, net	2,818	526
Reduction in long-term debt	(106,831)	(629,802)
Repurchase of equity component of convertible debt	(2,611)	(231)
Settlement of call options and warrants, net	400	—
Purchase of restricted stock	(1,866)	(900)
Tax benefit related to share-based awards	(67)	103

Net cash provided by (used for) financing activities	(111,494)	478,056
Effect of exchange rate changes on cash and cash equivalents	(1,931)	(710)

Net increase (decrease) in cash and cash equivalents	(25,206)	539,829
Cash and cash equivalents, beginning of period	927,815	442,087

Cash and cash equivalents, end of period	$902,609	$981,916

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
		Common Shares		Capital in	Other
			Par	Excess of	Comprehensive	Retained	Treasury	Non-	Total
(In thousands)		Shares	Value	Par Value	Income	Earnings	Shares	Controlling Interest	Equity
Balances, December 31, 2009		313,915	$314	$2,239,323	$292,706	$3,613,186	$(977,873)	$14,323	$5,181,979

Comprehensive income:
Net income attributable to Nabors	$40,200					40,200			40,200
Translation adjustment attributable to Nabors	35,576				35,576				35,576
Unrealized gains (losses) on marketable securities, net of income taxes of $7,587	45				45				45
Less: reclassification adjustment for (gains)/losses included in net income, net of income taxes of $5	(688)				(688)				(688)
Pension liability amortization, net of income taxes of $37	63				63				63
Amortization of gains/(losses) on cash flow hedges, net of income tax benefit of $4	44				44				44

Comprehensive income attributable to Nabors	$75,240

Net income (loss) attributable to noncontrolling interest	(1,102)							(1,102)	(1,102)
Translation adjustment attributable to noncontrolling interest	431							431	431

Comprehensive income (loss) attributable to noncontrolling interest	(671)

Total comprehensive income	$74,569

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		201		2,818					2,818
Repurchase of equity component of convertible debt				(2,611)					(2,611)
Settlement of call options and warrants, net				400					400
Tax benefit related to stock option exercises				(67)					(67)
Restricted stock awards, net		313		(1,866)					(1,866)
Share-based compensation				3,461					3,461

Balances, March 31, 2010		314,429	$314	$2,241,458	$327,746	$3,653,386	$(977,873)	$13,652	$5,258,683

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY — (Continued)
(Unaudited)

					Accumulated
		Common		Capital in	Other			Non-
		Shares		Excess of	Comprehensive	Retained	Treasury	Controlling	Total
(In thousands)		Shares	Par Value	Par Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2008		312,343	$312	$2,129,415	$53,520	$3,698,732	$(977,873)	$14,318	$4,918,424

Comprehensive income:
Net income attributable to Nabors	$125,170					125,170			125,170
Translation adjustment attributable to Nabors	(35,843)				(35,843)				(35,843)
Unrealized gains/(losses) on marketable securities, net of income tax benefit of $4,732	(3,192)				(3,192)				(3,192)
Less: reclassification adjustment for (gains)/losses included in net income, net of income tax benefit of $18	54				54				54
Pension liability amortization, net of income taxes of $19	31				31				31
Amortization of gains/(losses) on cash flow hedges, net of income tax benefit of $4	44				44				44

Comprehensive income attributable to Nabors	$86,264

Net income (loss) attributable to noncontrolling interest	(1,051)							(1,051)	(1,051)
Translation adjustment attributable to noncontrolling interest	(483)							(483)	(483)

Comprehensive income (loss) attributable to noncontrolling interest	(1,534)

Total comprehensive income	$84,730

Issuance of common shares for stock options exercised		89		526					526
Repurchase of equity component of convertible debt				(231)					(231)
Tax benefit related to stock option exercises				103					103
Restricted stock awards, net		30		(900)					(900)
Share-based compensation				23,328					23,328

Balances, March 31, 2009		312,462	$312	$2,152,241	$14,614	$3,823,902	$(977,873)	$12,784	$5,025,980

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•	We actively market approximately 548 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa.

•	We actively market approximately 557 rigs for land workover and well-servicing work in the United States and approximately 172 rigs for land workover and well-servicing work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 40 platform, 13 jack-up and 3 barge rigs in the United States and multiple international markets.

In addition to the foregoing services:

•	We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software.

•	We invest in oil and gas exploration, development and production activities in the United States, Canada and International areas through both our wholly owned subsidiaries and our oil and gas joint ventures in which we hold 49-50% ownership interests.

•	We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets nine rigs in addition to the rigs we lease to the joint venture.

•	We offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in select domestic and international markets.

•	We also provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft.

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

As used in the Report, “we,” “us,” “our” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes its subsidiaries, and “Nabors Delaware” means Nabors Industries, Inc., a Delaware corporation and wholly owned indirect subsidiary of Nabors, and its subsidiaries.

Note 2	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements should be read along with our annual report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”). In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2010 and the results of our operations, cash flows and changes in equity for the three months ended March 31, 2010 and 2009, in accordance with GAAP. Interim results for the three months ended March 31, 2010 may not be indicative of results that will be realized for the full year ending December 31, 2010.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, as well as all majority owned and nonmajority owned subsidiaries required to be consolidated under GAAP. Our consolidated financial statements exclude majority owned entities for which we do not have either (1) the ability to control the operating and financial decisions and policies of that entity or (2) a controlling financial interest in a variable interest entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is included as a single amount in our consolidated balance sheets. As of March 31, 2010 and December 31, 2009, investments in unconsolidated affiliates accounted for using the equity method totaled $305.1 million and $305.7 million, respectively, and investments in unconsolidated affiliates accounted for using the cost method totaled $1.9 million and $.9 million, respectively. Similarly, investments in certain offshore funds classified as long-term investments are accounted for using the equity method of accounting based on our ownership interest in each fund.

Recent Accounting Pronouncements

In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting.” This rule revised some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Industry Guide 2. Effective December 31, 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s final rule. The amendments were designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation. The new standard also clarified that an entity’s equity-method investments must be considered in determining whether it has significant oil and gas activities. The disclosure requirements were effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009. The FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities. When operating results from our wholly owned oil and gas activities are considered with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, we have significant oil and gas activities under the new definition. In line with the one-year deferral, we will provide the oil and gas disclosures for annual financial statements for periods beginning after December 31, 2009 and registration statements filed on or after January 1, 2011.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2010, we adopted the revised provisions relating to consolidation of variable interest entities within the Consolidations Topic of the Accounting Standards Codification (“ASC”). The revised provisions replaced the quantitative approach to identify a variable interest entity with a qualitative approach that focuses on an entity’s control and ability to direct the variable interest entity’s activities. The application of these provisions did not have a material impact on our consolidated financial statements.

Note 3	Cash and Cash Equivalents and Investments

Our cash and cash equivalents, short-term and long-term investments and other receivables consisted of the following:

	March 31,	December 31,
	2010	2009
(In thousands)

Cash and cash equivalents	$902,609	$927,815
Short-term investments:
Trading equity securities	19,497	24,014
Available-for-sale equity securities	81,198	93,651
Available-for-sale debt securities	57,710	45,371

Total short-term investments	158,405	163,036
Long-term investments and other receivables	99,195	100,882

Total	$1,160,209	$1,191,733

Certain information related to our cash and cash equivalents and short-term investments follows:

	March 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Fair	Holding	Holding
(In thousands)	Value	Gains	Losses

Cash and cash equivalents	$902,609	$—	$—

Short-term investments:
Trading equity securities	19,497	13,772	—

Available-for-sale equity securities	81,198	37,809	(407)

Available-for-sale debt securities:
Commercial paper and CDs	1,129	—	—
Corporate debt securities	47,351	22,981	—
Mortgage-backed debt securities	790	23	(16)
Mortgage-CMO debt securities	4,566	51	(119)
Asset-backed debt securities	3,874	—	(596)

Total available-for-sale debt securities	57,710	23,055	(731)

Total available-for-sale securities	138,908	60,864	(1,138)

Total short-term investments	158,405	74,636	(1,138)

Total cash, cash equivalents and short-term investments	$1,061,014	$74,636	$(1,138)

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of March 31, 2010
	Less than 12 Months		More than 12 Months
		Gross Unrealized		Gross Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss

Available-for-sale equity securities	$26,888	$109	$786	$298
Available-for-sale debt securities:(1)
Mortgage-backed debt securities	—	—	206	16
Mortgage-CMO debt securities	—	—	2,358	119
Asset-backed debt securities	—	—	3,873	596

Total available-for-sale debt securities	—	—	6,437	731

Total	$26,888	$109	$7,223	$1,029

(1)	Our unrealized losses on available-for-sale debt securities held for more than one year relate to various types of securities. Each of these securities has a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, did not consider the decline in value of these investments to be other-than-temporary at March 31, 2010.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at March 31, 2010, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
(In thousands)	March 31, 2010

Debt securities:
Due in one year or less	$1,861
Due after one year through five years	1,129
Due in more than five years	54,720

Total debt securities	$57,710

Certain information regarding our debt and equity securities follows:

Three Months Ended
March 31, 2010
(In thousands)

Available-for-sale:
Proceeds from sales and maturities	$5,496
Realized gains (losses), net	692

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4	Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we employ valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances utilizing a fair value hierarchy based on the observability of those inputs. Under the fair value hierarchy:

•	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

•	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted, but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

•	Level 3 measurements include those that are unobservable and of a subjective measure.

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended March 31, 2010, there were no transfers of our financial assets and liabilities between Level 1 and 2 measures. Our financial assets and liabilities were classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
(In thousands)

Assets:
Short-term investments:
Available-for-sale equity securities — energy industry	$81,198	$—	$—	$81,198
Available-for-sale debt securities:
Commercial paper and CDs	1,129	—	—	1,129
Corporate debt securities	1,851	45,500	—	47,351
Mortgage-backed debt securities	—	790	—	790
Mortgage-CMO debt securities	—	4,566	—	4,566
Asset-backed debt securities	3,874	—	—	3,874
Trading securities — energy industry	19,497	—	—	19,497

Total investments	$107,549	$50,856	$—	$158,405

Liabilities:
Range-cap-and-floor derivative contract	$—	$3,491	$—	$3,491

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonrecurring Fair Value Measurements

Fair value measurements are applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist primarily of goodwill, oil and gas financing receivables, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination, and asset retirement obligations.

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our fixed rate long-term debt was estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, were as follows:

	March 31, 2010
(In thousands)	Carrying Value	Fair Value
0.94% senior exchangeable notes due May 2011	$1,491,292	$1,559,971
6.15% senior notes due February 2018	965,368	1,038,707
9.25% senior notes due January 2019	1,125,000	1,396,238
5.375% senior notes due August 2012(1)	273,506	294,396
Other	940	940

	$3,856,106	$4,290,252

(1)	Included $1.0 million as of March 31, 2010 related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.

The fair values of our cash equivalents, trade receivables and trade payables approximated their carrying values due to the short-term nature of these instruments.

As of March 31, 2010, our short-term investments were carried at fair market value and included $138.9 million and $19.5 million in securities classified as available-for-sale and trading, respectively. The carrying values of our long-term investments accounted for using the equity method of accounting approximated fair value and totaled $7.8 million as of March 31, 2010. The carrying value of our oil and gas financing receivables included in long-term investments also approximated fair value and totaled $91.4 million as of March 31, 2010. Income and gains associated with our oil and gas financing receivables are recognized as operating revenues.

Note 5	Share-Based Compensation

We have several share-based employee compensation plans, which are more fully described in Note 4 — Share-Based Compensation to the audited financial statements included in our 2009 Annual Report.

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $3.5 million and $23.3 million for the three months ended March 31, 2010 and 2009, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income. Share-based compensation expense has been allocated to our various operating segments. See Note 13 — Segment Information.

During the three months ended March 31, 2010, we awarded 390,998 shares of restricted stock to our employees, directors and executive officers. These awards had an aggregate value at their grant date of $9.0 million and vest over periods of up to four years. There were no stock options granted, and, accordingly, no fair value determinations made during the three months ended March 31, 2010.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2009, we awarded options vesting over periods of up to four years to purchase 9,979,498 of our common shares to our employees, executive officers and directors. This included options to purchase 3.0 million and 1.7 million shares, with grant-date fair values of $8.8 million and $5.0 million, granted to our Chairman and Chief Executive Officer, Eugene M. Isenberg, and our Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello, respectively, in February 2009.

The fair value of stock options granted during the three months ended March 31, 2009 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

Weighted average fair value of options granted	$2.84
Weighted average risk free interest rate	1.75%
Dividend yield	0%
Volatility(1)	34.78%
Expected life	4.0 years

(1)	Expected volatilities were based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $1.3 million and $.4 million, respectively. The total fair value of options that vested during the three months ended March 31, 2010 and 2009 was $5.4 million and $9.4 million, respectively.

Note 6	Investments in Unconsolidated Affiliates

We have several unconsolidated affiliates that are integral to our operations. For a full description, refer to Note 9 — Investments in Unconsolidated Affiliates to the audited financial statements in our 2009 Annual Report.

As of March 31, 2010 and December 31, 2009, our investments in unconsolidated affiliates accounted for using the equity method totaled $305.1 million and $305.7 million, respectively, and our investments in unconsolidated affiliates accounted for using the cost method totaled $1.9 million and $.9 million, respectively. During 2008, our unconsolidated U.S. oil and gas joint venture was deemed a significant subsidiary. Accordingly, summarized income statement information for this joint venture follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Gross revenues	$39,671	$29,726
Gross margin	33,804	1,807
Net income (loss)	13,507	(143,754	)(1)
Nabors’ earnings (losses) from U.S. oil and gas joint venture	6,709	(72,365	(1)

(1)	Included a loss of $(75.0) million, which represented our proportionate share from application of the full-cost ceiling test by our unconsolidated U.S. oil and gas joint venture during the three months ended March 31, 2009.

Note 7	Debt

As of March 31, 2010, our long-term debt included $1.5 billion of Nabors Delaware’s 0.94% senior exchangeable notes that will mature in May 2011, all of which will be reclassified to current debt in the second quarter of 2010. These notes are exchangeable into cash and, if applicable, Nabors common shares based on an exchange rate equal to 21.8221 common shares per $1,000 principal amount of notes (equal to an

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial exchange price of approximately $45.83 per share), subject to adjustment during the 30 calendar days ending at the close of business on the business day immediately preceding the maturity date. Upon exchange, we would only be required to issue incremental shares above the principal amount of the notes, since we are required to pay cash up to the principal amount of the notes exchanged.

Since 2008 and through March 31, 2010, we purchased $1.2 billion par value of these notes in the open market. In connection with the issuance of these notes in 2006, Nabors Delaware entered into exchangeable note hedge transactions with respect to our common shares. Call options were purchased to offset potential dilution upon exchange and warrants were sold to effectively increase the exchange price. In the first quarter of 2010, we entered into an agreement to unwind and settle some of the exchangeable note hedge and warrant transactions and received $.4 million from one of the counterparties to the transactions. These transactions were recorded as capital in excess of par value in our consolidated statement of changes in equity as of March 31, 2010.

The balances of the liability and equity components of the 0.94% senior exchangeable notes as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
(In thousands)	2010	2009

Equity component — net carrying value	$574,015	$576,626
Liability component:
Face amount due at maturity	$1,574,726	$1,685,220
Less: Unamortized discount	(83,434)	(108,740)

Liability component — net carrying value	$1,491,292	$1,576,480

The remaining debt discount is amortized into interest expense over the expected remaining life of the convertible debt instrument using 5.9% as the effective interest rate. Interest expense related to the convertible debt instrument was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Interest expense on convertible debt instruments:
Contractual coupon interest	$3,910	$5,321
Amortization of debt discount	19,142	24,570

Total interest expense	$23,052	$29,891

Note 8	Income Taxes

We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. A number of our non-U.S. income tax returns from 1995 through 2007 are currently under audit examination. We anticipate that several of these audits could be finalized within the next 12 months. It is possible that the benefit that relates to our unrecognized tax positions could significantly increase or decrease within the next 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to record uncertain tax positions at March 31, 2010.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Common Shares

During the three months ended March 31, 2010 and 2009, our employees exercised vested options to acquire .2 million and .1 million of our common shares, respectively, resulting in proceeds of $2.8 million and $.5 million, respectively.

During each of the three months ended March 31, 2010 and 2009, we withheld .1 million of our common shares with a fair value of $1.9 million and $.9 million, respectively, to satisfy certain tax withholding obligations due in connection with the grants of stock awards under our 2003 Employee Stock Plan.

During the three months ended March 31, 2010, our outstanding shares increased by 103,925 pursuant to stock option share settlements and exercises by Messrs. Isenberg and Petrello. As part of the transactions, unexercised vested stock options were surrendered to Nabors with a value of approximately $5.9 million to satisfy some of the option exercise price and related income taxes.

Note 10	Commitments and Contingencies

Commitments

Employment Contracts

Messrs. Isenberg and Petrello had employment agreements (“prior employment agreements”) in effect through the first quarter of 2009. Effective April 1, 2009, we entered into amended and restated employment agreements (“new employment agreements”) with them.

For the three months ended March 31, 2009, the prior employment agreements provided for annual cash bonuses of 6% and 2%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. Mr. Petrello’s bonus was subject to a minimum of $700,000 per year.

Effective April 1, 2009, the new employment agreements for Messrs. Isenberg and Petrello amended and restated the prior employment agreements. The new employment agreements provide for an extension of the employment term through March 30, 2013, with automatic one-year extensions beginning April 1, 2011, unless either party gives notice of nonrenewal. The base salaries for Messrs. Isenberg and Petrello were increased to $1.3 million and $1.1 million, respectively. Mr. Isenberg has agreed to donate the after-tax proceeds of his base salary to an educational fund intended to benefit Nabors’ employees or other worthy candidates.

On June 29, 2009, the new employment agreements for Messrs. Isenberg and Petrello were amended to provide for a reduction in the annual rate of base salary to $1.17 million per year and $990,000 per year, respectively, for the period from June 29, 2009 to December 27, 2009. On December 28, 2009, the agreements were further amended to extend through June 27, 2010 the previously agreed salary reduction.

In addition to a base salary, the new employment agreements provide for annual cash bonuses of 2.25% and 1.5%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. The new employment agreements also provide a quarterly deferred bonus of $.6 million and $.25 million, respectively, to the accounts of Messrs. Isenberg and Petrello under Nabors’ executive deferred compensation plan for each quarter they are employed beginning June 30, 2009 and, in Mr. Petrello’s case, ending March 30, 2019.

For 2009, the annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formulas described above were $15.4 million and $4.9 million, respectively, for the first quarter of 2009 in accordance with the prior employment agreements and $4.5 million and $3.0 million, respectively, for the second through fourth quarter of 2009 in accordance with their new employment agreements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans, may participate in annual long-term incentive programs and pension and welfare plans on the same basis as other executives, and may receive special bonuses from time to time as determined by the Board of Directors. The new employment agreements effectively eliminated the risk of forfeiture of outstanding stock awards. Accordingly, we recognized compensation expense during the second quarter of 2009 with respect to all of their previously granted unvested awards. As a result, as of December 31, 2009, there was no unrecognized compensation expense related to restricted stock and stock option awards for either of the executives.

Termination in the event of death, disability, or termination without cause (including in the event of a Change in Control).  The new employment agreements provide for severance payments in the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability, (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause, or (iii) by either individual for Constructive Termination Without Cause, each as defined in the respective employment agreements. Termination in the event of a Change in Control (as defined in the respective employment agreement) is considered a Constructive Termination Without Cause. Mr. Isenberg or his estate would be entitled to receive within 30 days of any such triggering event a payment of $100 million. Mr. Petrello or his estate would be entitled to receive within 30 days of his death or disability a payment of $50 million or, in the event of Termination Without Cause or Constructive Termination Without Cause, a payment based on a formula of three times the average of his base salary and annual bonus (calculated as though the bonus formula under the new employment agreement had been in effect) paid during the three fiscal years preceding the termination. If, by way of example, Mr. Petrello were Terminated Without Cause subsequent to March 31, 2010, his payment would be approximately $45 million. The formula will be further reduced to two times the average stated above effective April 1, 2015.

We do not have insurance to cover our obligations in the event of death, disability, or Termination Without Cause for either Messrs. Isenberg or Petrello, and we have not recorded an expense or accrued a liability relating to these potential obligations.

In addition, under the new employment agreements, the affected individual would be entitled to receive (a) any unvested restricted stock or stock options outstanding, which would immediately and fully vest; (b) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which would be continued through the later of the expiration date or three years after the termination date; (c) continued participation in medical, dental and life insurance coverage until the executive received equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever were later; and (d) any other or additional benefits in accordance with applicable plans and programs of Nabors. The vesting of unvested equity awards would not result in the recognition of any additional compensation expense, as all compensation expense related to Messrs. Isenberg’s and Petrello’s outstanding awards has been recognized. In addition, the new employment agreements eliminate all tax gross-ups, including tax gross-ups on golden parachute excise taxes, which applied under the prior employment agreements. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (b), (c) and (d) above are included in the payment amounts above.

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

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 12 — Income Taxes to the audited financial statements in our 2009 Annual Report for additional discussion.

On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment (the “Notice”) from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexican branch for 2003. The Notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The Notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deductions were appropriate and more recently that the position of the tax authorities lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses from 2004 to 2008. On June 30, 2009, the tax authorities proposed similar assessments against the Mexican branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006. We anticipate that a similar assessment will eventually be proposed against NDIL for 2004 through 2008 and against NDIL II for 2007 to 2010. We believe that the potential assessments will range from $6 million to $26 million per year for the period from 2004 to 2010, and in the aggregate, would be approximately $90 million to $95 million. Although we believe that any assessments relating to the 2004 to 2010 years would also lack merit, a reserve has been recorded in accordance with GAAP. If these additional assessments were made and we ultimately did not prevail, we would be required to recognize additional tax for the amount of the aggregate over the current reserve.

Self-Insurance

We self-insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2010 with our insurance renewal, our deductible for offshore rigs was reduced from $10.0 million to $5.0 million. Our self-insured retentions for all other types of claims for 2010 remain the same as 2009 and are more fully described in Note 16 — Commitments and Contingencies to the audited financial statements in our 2009 Annual Report.

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differ from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, which provides freight forwarding and customs clearance services to some of our affiliates. To date, the inquiry has focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria. The Audit Committee of our Board of Directors engaged outside counsel to review some of our transactions with this vendor, has received periodic updates at its regularly scheduled meetings, and the Chairman of the Audit Committee has received updates between meetings as circumstances warrant. The investigation includes a review of certain amounts paid to and by Panalpina in connection with obtaining permits for the temporary importation of equipment and clearance of goods and materials through customs. Both the SEC and the Department of Justice have been advised of our investigation. The ultimate outcome of this investigation or the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws cannot be determined at this time.

A court in Algeria entered a judgment of approximately $19.7 million against us related to alleged customs infractions in 2009. We believe we did not receive proper notice of the judicial proceedings and that the amount of the judgment is excessive. We have asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the ultimate resolution and the timing thereof are uncertain. If we are ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $19.7 million.

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

	Maximum Amount
	Remainder
	of 2010	2011	2012	Thereafter	Total
(In thousands)

Financial standby letters of credit and other financial surety instruments	$63,615	$26,837	$360	$—	$90,812
Contingent consideration in acquisition	—	4,250	—	—	4,250

Total	$63,615	$31,087	$360	$—	$95,062

Note 11	Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows:

	Three Months Ended March 31,
	2010	2009
(In thousands, except per share amounts)

Net income attributable to Nabors (numerator):
Net income attributable to Nabors	$40,200	$125,170
Add interest expense on assumed conversion of our 0.94% senior exchangeable notes due 2011, net of tax(1)	—	—

Adjusted net income attributable to Nabors — diluted	$40,200	$125,170
Earnings per share:
Basic	$.14	$.44
Diluted	$.14	$.44
Shares (denominator):
Weighted-average number of shares outstanding — basic(2)	284,672	283,098
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	6,064	21
Assumed conversion of our 0.94% senior exchangeable notes due 2011(1)	—	—

Weighted-average number of shares outstanding — diluted	290,736	283,119

(1)	Diluted earnings per share for the three months ended March 31, 2010 and 2009 excluded any incremental shares issuable upon exchange of the 0.94% senior exchangeable notes due 2011. Since 2008 and through March 31, 2010, we purchased $1.2 billion par value of these notes in the open market, leaving approximately $1.6 billion par value outstanding. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we would be required to pay cash up to the principal amount of the notes exchanged. We would issue an incremental number of shares only upon exchange of these notes. Such shares are included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation only when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur during any period for the three months ended March 31, 2010 and 2009.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	On July 31, 2009, the exchangeable shares of Nabors Exchangeco were exchanged for Nabors common shares on a one-for-one basis. Basic shares outstanding included (1) the weighted-average number of common shares and restricted stock of Nabors and (2) the weighted-average number of exchangeable shares of Nabors Exchangeco: 284.7 million shares cumulatively for the three months ended March 31, 2010 and 283.0 million and .1 million shares, respectively, for the three months ended March 31, 2009.

For all periods presented, the computation of diluted earnings per share excluded outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because their inclusion would have been anti-dilutive and because they were not considered participating securities. The average number of options and warrants that were excluded from diluted earnings per share that would have potentially diluted earnings per share in the future were 10,055,869 and 31,023,161 shares during the three months ended March 31, 2010 and 2009, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants are included in our diluted earnings per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings per share computation using the two-class method of accounting in all periods because it is considered a participating security.

Note 12	Supplemental Balance Sheet and Income Statement Information

At March 31, 2010, other long-term assets included a deposit of $40 million of restricted funds held at a financial institution to assure future credit availability for an unconsolidated affiliate. This cash is excluded from cash and cash equivalents in the Consolidated Balance Sheets and Statements of Cash Flows.

Accrued liabilities included the following:

	March 31,	December 31,
	2010	2009
(In thousands)

Accrued compensation	$95,440	$79,195
Deferred revenue	44,979	57,563
Other taxes payable	17,863	33,126
Workers’ compensation liabilities	31,944	31,944
Interest payable	37,490	78,607
Due to joint venture partners	25,641	25,641
Warranty accrual	5,571	6,970
Litigation reserves	14,786	11,951
Professional fees	3,630	3,390
Current deferred tax liability	—	8,793
Other accrued liabilities	13,220	9,157

	$290,564	$346,337

Investment income (loss) included the following:

	Three Months Ended March 31,
	2010		2009
(In thousands)

Interest and dividend income	$1,431		$5,859
Gains (losses) on marketable and nonmarketable securities, net	(3,791	)(1)	3,282

	$(2,360)		$9,141

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Included unrealized losses of $4.5 million from our trading securities.

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net included the following:

	Three Months Ended March 31,
	2010		2009
(In thousands)

Losses on sales and retirements of long-lived assets	$3,515		$1,403
Litigation expenses	3,731		1,813
Foreign currency transaction losses (gains)	9,276	(1)	(1,019)
Losses (gains) on derivative instruments	169		(2,731)
Losses (gains) on early debt extinguishment	2,804		(15,687)
Other gains	814		(25)

	$20,309		$(16,246)

(1)	Included $8.2 million of foreign currency exchange losses for operations in Venezuela related to the Venezuela government’s decision to devalue its currency in January 2010.

Note 13	Segment Information

The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended March 31,
	2010	2009
(In thousands)

Operating revenues and earnings (losses) from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$271,497	$389,879
U.S. Land Well-servicing	97,991	134,362
U.S. Offshore	38,198	60,392
Alaska	49,794	62,782
Canada	115,560	113,594
International	245,344	342,656

Subtotal Contract Drilling(2)	818,384	1,103,665
Oil and Gas(3)	17,324	(60,044)
Other Operating Segments(5)	95,509	155,468
Other reconciling items(6)	(25,507)	(65,471)

Total	$905,710	$1,133,618

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,
	2010	2009
(In thousands)

Adjusted income derived from operating activities:(8)
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$60,286	$129,242
U.S. Land Well-servicing	7,185	13,658
U.S. Offshore	7,373	16,830
Alaska	13,957	20,825
Canada	14,565	13,335
International	53,579	102,975

Subtotal Contract Drilling(2)	156,945	296,865
Oil and Gas(3)	(727)	(71,334)
Other Operating Segments(5)	7,201	18,954
Other reconciling items(8)	(24,963)	(45,402)

Total adjusted income derived from operating activities	$138,456	$199,083
Interest expense	(66,745)	(67,078)
Investment income (loss)	(2,360)	9,141
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(20,309)	16,246

Income before income taxes	49,042	157,392
Income tax expense	9,944	33,273

Net income	39,098	124,119
Less: Net loss attributable to noncontrolling interest	1,102	1,051

Net income attributable to Nabors	$40,200	$125,170

	March 31,	December 31,
	2010	2009
(In thousands)

Total assets:
Contract Drilling:(9)
U.S. Lower 48 Land Drilling	$2,613,157	$2,609,101
U.S. Land Well-servicing	592,214	594,456
U.S. Offshore	444,820	440,556
Alaska	357,690	373,146
Canada	985,462	984,740
International	3,098,708	3,151,513

Subtotal Contract Drilling	8,092,051	8,153,512
Oil and Gas(10)	873,049	835,465
Other Operating Segments(11)	557,471	502,501
Other reconciling items(9)(12)	1,102,154	1,153,212

Total assets	$10,624,725	$10,644,690

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.1 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.6 million and $(72.2) million for the three months ended March 31, 2010 and 2009, respectively.

(4)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $3.0 million and $6.5 million for the years ended March 31, 2010 and 2009, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from “Operating revenues” and then adding “Earnings (losses) from unconsolidated affiliates.” Such amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that these financial measures are an accurate reflection of our ongoing profitability. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(9)	Includes $49.9 million and $49.8 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2010 and December 31, 2009, respectively.

(10)	Includes $186.4 million and $190.1 million investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2010 and December 31, 2009, respectively.

(11)	Includes $68.8 million and $65.8 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2010 and December 31, 2009, respectively.

(12)	Includes $1.9 million and $.9 million of investments in unconsolidated affiliates accounted for using the cost method as of March 31, 2010 and December 31, 2009, respectively.

Note 14	Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, and Nabors and Nabors Delaware fully and unconditionally guaranteed the 4.875% senior notes due August 2009 issued by Nabors Holdings 1, ULC, an unlimited liability company formed under the Companies Act of Nova Scotia, Canada and a subsidiary of Nabors. On August 17, 2009, we paid $168.4 million to discharge the remaining balance of the 4.875% senior notes. Effective September 30, 2009, Nabors Holdings 1, ULC was amalgamated with Nabors Drilling Canada ULC, the successor company.

The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings 1, ULC are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2010 and 2009, statements of income for the three months ended March 31, 2010 and 2009, and the consolidating statements of cash flows for the three months ended March 31, 2010 and 2009 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the 4.875% senior notes issued by Nabors Holdings 1, ULC, (c) Nabors Holdings 1, ULC, issuer of the 4.875% senior notes, (d) the nonguarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	March 31, 2010
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$1,656	$420	$—	$900,533	$—	$902,609
Short-term investments	—	—	—	158,405	—	158,405
Accounts receivable, net	—	—	—	735,432	—	735,432
Inventory	—	—	—	99,828	—	99,828
Deferred income taxes	—	—	—	126,394	—	126,394
Other current assets	50	18,978	—	113,005	—	132,033

Total current assets	1,706	19,398	—	2,133,597	—	2,154,701
Long-term investments and other receivables	—	—	—	99,195	—	99,195
Property, plant and equipment, net	—	45,612	—	7,600,996	—	7,646,608
Goodwill	—	—	—	164,756	—	164,756
Intercompany receivables	190,066	261,078	—	230,784	(681,928)	—
Investment in unconsolidated affiliates	5,054,656	5,139,961	—	2,155,965	(12,043,538)	307,044
Other long-term assets	—	28,479	—	223,942	—	252,421

Total assets	$5,246,428	$5,494,528	$—	$12,609,235	$(12,725,466)	$10,624,725

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$209	$—	$209
Trade accounts payable	5	8	—	249,027	—	249,040
Accrued liabilities	1,392	37,239	—	251,933	—	290,564
Income taxes payable	—	11,755	—	27,716	—	39,471

Total current liabilities	1,397	49,002	—	528,885	—	579,284
Long-term debt	—	3,855,167	—	730	—	3,855,897
Other long-term liabilities	—	4,129	—	238,627	—	242,756
Deferred income taxes	—	118,834	—	569,271	—	688,105
Intercompany payable	—	—	—	681,928	(681,928)	—

Total liabilities	1,397	4,027,132	—	2,019,441	(681,928)	5,366,042

Shareholders’ equity	5,245,031	1,467,396	—	10,576,142	(12,043,538)	5,245,031
Noncontrolling interest	—	—	—	13,652	—	13,652

Total equity	5,245,031	1,467,396	—	10,589,794	(12,043,538)	5,258,683

Total liabilities and equity	$5,246,428	$5,494,528	$—	$12,609,235	$(12,725,466)	$10,624,725

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$11,702	$135	$—	$915,978	$—	$927,815
Short-term investments	—	—	—	163,036	—	163,036
Accounts receivable, net	—	—	—	724,040	—	724,040
Inventory	—	—	—	100,819	—	100,819
Deferred income taxes	—	—	—	125,163	—	125,163
Other current assets	50	22,686	—	113,055	—	135,791

Total current assets	11,752	22,821	—	2,142,091	—	2,176,664
Long-term investments and other receivables	—	—	—	100,882	—	100,882
Property, plant and equipment, net	—	46,473	—	7,599,577	—	7,646,050
Goodwill	—	—	—	164,265	—	164,265
Intercompany receivables	233,482	415,006	—	230,784	(879,272)	—
Investment in unconsolidated affiliates	4,923,949	5,110,430	—	2,168,884	(11,896,655)	306,608
Other long-term assets	—	29,952	—	220,269	—	250,221

Total assets	$5,169,183	$5,624,682	$—	$12,626,752	$(12,775,927)	$10,644,690

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$163	$—	$163
Trade accounts payable	20	8	—	226,395	—	226,423
Accrued liabilities	1,507	78,359	—	266,471	—	346,337
Income taxes payable	—	9,530	—	26,169	—	35,699

Total current liabilities	1,527	87,897	—	519,198	—	608,622
Long-term debt	—	3,939,896	—	709	—	3,940,605
Other long-term liabilities	—	3,446	—	236,611	—	240,057
Deferred income taxes	—	112,760	—	560,667	—	673,427
Intercompany payable	—	—	—	879,272	(879,272)	—

Total liabilities	1,527	4,143,999	—	2,196,457	(879,272)	5,462,711

Shareholders’ equity	5,167,656	1,480,683	—	10,415,972	(11,896,655)	5,167,656
Noncontrolling interest	—	—	—	14,323	—	14,323

Total equity	5,167,656	1,480,683	—	10,430,295	(11,896,655)	5,181,979

Total liabilities and equity	$5,169,183	$5,624,682	$—	$12,626,752	$(12,775,927)	$10,644,690

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

	Three Months Ended March 31, 2010
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$902,049	$—	$902,049
Earnings (losses) from unconsolidated affiliates	—	—	—	3,661	—	3,661
Earnings (losses) from consolidated affiliates	33,946	17,776	—	(15,792)	(35,930)	—
Investment income (loss)	4	—	—	(2,364)	—	(2,360)
Intercompany interest income	—	18,115	—	—	(18,115)	—

Total revenues and other income	33,950	35,891	—	887,554	(54,045)	903,350

Costs and other deductions:
Direct costs	—	—	—	512,402	—	512,402
General and administrative expenses	2,210	71	—	73,632	(90)	75,823
Depreciation and amortization	—	861	—	171,413	—	172,274
Depletion	—	—	—	6,755	—	6,755
Interest expense	—	70,199	—	(3,454)	—	66,745
Intercompany interest expense	—	—	—	18,115	(18,115)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(8,460)	11,511	—	17,168	90	20,309

Total costs and other deductions	(6,250)	82,642	—	796,031	(18,115)	854,308

Income before income taxes	40,200	(46,751)	—	91,523	(35,930)	49,042
Income tax expense (benefit)	—	(23,875)	—	33,819	—	9,944

Net income	40,200	(22,876)	—	57,704	(35,930)	39,098
Less: Net loss attributable to noncontrolling interest	—	—	—	1,102	—	1,102

Net income attributable to Nabors	$40,200	$(22,876)	$—	$58,806	$(35,930)	$40,200

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,198,045	$—	$1,198,045
Earnings (losses) from unconsolidated affiliates	—	—	—	(64,427)	—	(64,427)
Earnings (losses) from consolidated affiliates	122,273	40,907	3,986	16,469	(183,635)	—
Investment income	38	1,815	1	7,287	—	9,141
Intercompany interest income	—	14,271	2,248	—	(16,519)	—

Total revenues and other income	122,311	56,993	6,235	1,157,374	(200,154)	1,142,759

Costs and other deductions:
Direct costs	—	—	—	665,287	—	665,287
General and administrative expenses	5,753	148	1	101,567	(126)	107,343
Depreciation and amortization	—	150	—	159,002	—	159,152
Depletion	—	—	—	2,753	—	2,753
Interest expense	—	73,481	2,422	(8,825)	—	67,078
Intercompany interest expense	—	—	—	16,519	(16,519)	—
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	(8,612)	(10,062)	4,974	(2,672)	126	(16,246)

Total costs and other deductions	(2,859)	63,717	7,397	933,631	(16,519)	985,367

Income before income taxes	125,170	(6,724)	(1,162)	223,743	(183,635)	157,392
Income tax expense (benefit)	—	(17,623)	(372)	51,268	—	33,273

Net income	125,170	10,899	(790)	172,475	(183,635)	124,119
Less: Net loss attributable to noncontrolling interest	—	—	—	1,051	—	1,051

Net income attributable to Nabors	$125,170	$10,899	$(790)	$173,526	$(183,635)	$125,170

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$53,002	$109,255	$—	$60,890	$—	$223,147

Cash flows from investing activities:
Purchases of investments	—	—	—	(4,384)	—	(4,384)
Sales and maturities of investments	—	—	—	12,509	—	12,509
Investment in unconsolidated affiliates	—	—	—	(995)	—	(995)
Capital expenditures	—	—	—	(150,740)	—	(150,740)
Proceeds from sales of assets and insurance claims	—	—	—	8,682	—	8,682
Cash paid for investments in consolidated affiliates	(64,000)	—	—	—	64,000	—

Net cash provided by (used for) investing activities	(64,000)	—	—	(134,928)	64,000	(134,928)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(3,337)	—	(3,337)
Proceeds from issuance of common shares	2,818	—	—	—	—	2,818
Reduction in long-term debt	—	(106,759)	—	(72)	—	(106,831)
Repurchase of equity component of convertible debt	—	(2,611)	—	—	—	(2,611)
Settlement of call options and warrants	—	400	—	—	—	400
Purchase of restricted stock	(1,866)	—	—	—	—	(1,866)
Tax benefit related to share-based awards	—	—	—	(67)	—	(67)
Proceeds from parent contributions	—	—	—	64,000	(64,000)	—

Net cash (used for) provided by financing activities	952	(108,970)	—	60,524	(64,000)	(111,494)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,931)	—	(1,931)

Net (decrease) increase in cash and cash equivalents	(10,046)	285	—	(15,445)	—	(25,206)
Cash and cash equivalents, beginning of period	11,702	135	—	915,978	—	927,815

Cash and cash equivalents, end of period	$1,656	$420	$—	$900,533	$—	$902,609

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$9,257	$(140,556)	$(450)	$634,613	$—	$502,864

Cash flows from investing activities:
Purchases of investments	—	—	—	(16,893)	—	(16,893)
Sales and maturities of investments	—	—	—	22,252	—	22,252
Investment in unconsolidated affiliates	—	—	—	(62,106)	—	(62,106)
Capital expenditures	—	—	—	(390,515)	—	(390,515)
Proceeds from sales of assets and insurance claims	—	—	—	6,881	—	6,881
Cash paid for investments in consolidated affiliates	—	—	—	—	—	—

Net cash provided by (used for) investing activities	—	—	—	(440,381)	—	(440,381)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(8,341)	—	(8,341)
Proceeds from long-term debt	—	1,124,978	—	—	—	1,124,978
Debt issuance costs	—	(8,277)	—	—	—	(8,277)
Intercompany debt	—	(56,575)	56,575	—	—	—
Proceeds from issuance of common shares	526	—	—	—	—	526
Reduction in long-term debt	—	(573,036)	(56,766)	—	—	(629,802)
Gain on repurchase of convertible debt — equity component	—	(231)	—	—	—	(231)
Purchase of restricted stock	(900)	—	—	—	—	(900)
Tax benefit related to the exercise of stock options	—	103	—	—	—	103

Net cash (used for) provided by financing activities	(374)	486,962	(191)	(8,341)	—	478,056

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(710)	—	(710)

Net (decrease) increase in cash and cash equivalents	8,883	346,406	(641)	185,181	—	539,829
Cash and cash equivalents, beginning of period	8,291	96	1,259	432,441	—	442,087

Cash and cash equivalents, end of period	$17,174	$346,502	$618	$617,622	$—	$981,916

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of income and changes in equity for the three-month periods ended March 31, 2010 and 2009, and the consolidated statement of cash flows for the three-month periods ended March 31, 2010 and 2009. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

Houston, Texas
April 29, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These forward-looking statements are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to our 2009 Annual Report under Part I, Item 1A. — Risk Factors.

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

Natural gas prices are the primary drivers of our U.S. Lower 48 Land Drilling and Canadian Contract Drilling operations, while oil prices are the primary driver in our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian well-servicing and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $4.07 per million cubic feet (mcf) during the 12-month period from April 1, 2009 through March 31, 2010, down from a $7.91 per mcf average during the prior 12-months. West Texas intermediate spot oil prices (per Bloomberg) averaged $70.62 per barrel from April 1, 2009 through March 31, 2010, down from a $86.68 per barrel average during the preceding 12-months.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended March 31, 2010 totaled $905.7 million, representing a decrease of $227.9 million, or 20% as compared to the three months ended March 31, 2009. Adjusted income derived from operating activities and net income attributable to Nabors for the three months ended March 31, 2010 totaled $138.5 million and $40.2 million ($.14 per diluted share), respectively, representing decreases of 30% and 68%, respectively, compared to the three months ended March 31, 2009.

During the three months ended March 31, 2009, our operating results were negatively impacted as a result of a charge arising from an oil and gas full-cost ceiling test writedown. Earnings (losses) from unconsolidated affiliates included $(75.0) million, which represented our proportionate share of the full-cost ceiling test writedown from our unconsolidated domestic oil and gas joint venture. The full-cost ceiling test writedown is included in our Oil and Gas operating segment results.

Excluding the full-cost ceiling test writedown discussed above, our operating results during the three months ended March 31, 2010 were lower than the corresponding 2009 quarter results primarily due to the continuing weak environment in our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Alaska, U.S. Offshore and International operations where activity levels and demand for our drilling rigs have decreased substantially in response to sustained commodity price deterioration. Operating results have been further negatively impacted by higher levels of depreciation expense due to our increased capital expenditures in recent years.

Our operating results for 2010 are expected to approximate levels realized during 2009 given our current expectation of the continuation of lower commodity prices during 2010 and the related impact on drilling and well-servicing activity and dayrates. We expect the decrease in drilling activity and dayrates to continue to adversely impact our U.S. Lower 48 Land Drilling and U.S. Land Well-servicing operations for 2010, as compared to 2009, because the number of working rigs and average dayrates have declined. We expect our International operations to decrease during 2010 as a result of lower drilling activity and utilization partially offset by the deployment of new and incremental rigs under long-term contracts and the renewal of multi-year contracts. Although rig count is expected to be lower overall, the reductions are primarily comprised of lower yielding assets, leaving higher margin contracts in place partially offset by some contracts rolling over at lower current market rates. Our investments in new and upgraded rigs over the past five years have resulted in long-term contracts which we expect will enhance our competitive position when market conditions improve.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended		Increase
	March 31,		(Decrease)
	2010	2009	2010 to 2009
(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$271,497	$389,879	$(118,382)	(30%)
U.S. Land Well-servicing	97,991	134,362	(36,371)	(27%)
U.S. Offshore	38,198	60,392	(22,194)	(37%)
Alaska	49,794	62,782	(12,988)	(21%)
Canada	115,560	113,594	1,966	2%
International	245,344	342,656	(97,312)	(28%)

Subtotal Contract Drilling(2)	818,384	1,103,665	(285,281)	(26%)
Oil and Gas(3)	17,324	(60,044)	77,368	129%
Other Operating Segments(4)(5)	95,509	155,468	(59,959)	(39%)
Other reconciling items(6)	(25,507)	(65,471)	39,964	61%

Total	$905,710	$1,133,618	$(227,908)	(20%)

Adjusted income derived from operating activities: (7)
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$60,286	$129,242	$(68,956)	(53%)
U.S. Land Well-servicing	7,185	13,658	(6,473)	(47%)
U.S. Offshore	7,373	16,830	(9,457)	(56%)
Alaska	13,957	20,825	(6,868)	(33%)
Canada	14,565	13,335	1,230	9%
International	53,579	102,975	(49,396)	(48%)

Subtotal Contract Drilling(2)	156,945	296,865	(139,920)	(47%)
Oil and Gas(3)	(727)	(71,334)	70,607	99%
Other Operating Segments(4)(5)	7,201	18,954	(11,753)	(62%)
Other reconciling items(8)	(24,963)	(45,402)	20,439	45%

Total	$138,456	$199,083	$(60,627)	(30%)

Interest expense	(66,745)	(67,078)	333	0%
Investment income (loss)	(2,360)	9,141	(11,501)	(126%)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(20,309)	16,246	(36,555)	(225%)

Income before income taxes	49,042	157,392	(108,350)	(69%)
Income tax expense (benefit)	9,944	33,273	(23,329)	(70%)

Net income	39,098	124,119	(85,021)	(68%)
Less: Net loss attributable to noncontrolling interest	1,102	1,051	51	5%

Net income attributable to Nabors	$40,200	$125,170	$(84,970)	(68%)

Rig activity:
Rig years:(9)
U.S. Lower 48 Land Drilling	158.6	192.8	(34.2)	(18%)
U.S. Offshore	12.0	15.3	(3.3)	(22%)
Alaska	9.1	11.9	(2.8)	(24%)
Canada	34.8	34.4	0.4	1%
International(10)	88.3	114.0	(25.7)	(23%)

Total rig years	302.8	368.4	(65.6)	(18%)

Rig hours: (11)
U.S. Land Well-servicing	148,347	179,567	(31,220)	(17%)
Canada Well-servicing	46,032	50,224	(4,192)	(8%)

Total rig hours	194,379	229,791	(35,412)	(15%)

(1)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.1 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.6 million and $(72.2) million for the three months ended March 31, 2010 and 2009, respectively.

(4)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $3.0 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from “Operating revenues” and then adding “Earnings (losses) from unconsolidated affiliates.” Such amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that these financial measures are an accurate reflection of our ongoing profitability. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(9)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(10)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 2.5 years and 2.8 years during the three months ended March 31, 2010 and 2009, respectively.

(11)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment were as follows:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$271,497	$389,879	$(118,382)	(30%)
Adjusted income derived from operating activities	$60,286	$129,242	$(68,956)	(53%)
Rig years	158.6	192.8	(34.2)	(18%)

Operating results decreased during the three months ended March 31, 2010 compared to the corresponding 2009 quarter primarily due to a decline in average dayrates and drilling activity, driven by lower natural gas prices. Additionally, decreases reflect the decline in early contract termination revenue to $10.9 million recognized during the three months ended March 31, 2010 as compared to $31.3 million recognized during the same 2009 quarter. We expect to recognize revenues relating to early contract termination of contracts at a significantly diminished rate during 2010 relative to 2009.

U.S. Land Well-servicing.  The results of operations for this reportable segment were as follows:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$97,991	$134,362	$(36,371)	(27%)
Adjusted income derived from operating activities	$7,185	$13,658	$(6,473)	(47%)
Rig hours	148,347	179,567	(31,220)	(17%)

Operating results decreased during the three months ended March 31, 2010 compared to the corresponding 2009 quarter primarily due to lower rig utilization and price erosion, attributed to lower customer demand for our services due to lower oil prices caused by the U.S. economic recession. These decreases were partially offset by lower depreciation expense.

U.S. Offshore.  The results of operations for this reportable segment were as follows:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$38,198	$60,392	$(22,194)	(37%)
Adjusted income derived from operating activities	$7,373	$16,830	$(9,457)	(56%)
Rig years	12.0	15.3	(3.3)	(22%)

The decrease in operating results during the three months ended March 31, 2010 compared to the corresponding 2009 quarter primarily resulted from lower average dayrates and utilization for the SuperSundownertm platform, workover jack-up, barge drilling, and Sundowner® platform rigs, partially offset by higher utilization of our barge workover rig.

Alaska.  The results of operations for this reportable segment were as follows:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$49,794	$62,782	$(12,988)	(21%)
Adjusted income derived from operating activities	$13,957	$20,825	$(6,868)	(33%)
Rig years	9.1	11.9	(2.8)	(24%)

The decrease in operating results during the three months ended March 31, 2010 compared to the corresponding 2009 quarter were primarily due to decreases in average dayrates and drilling activity, driven by lower oil prices.

Canada.  The results of operations for this reportable segment were as follows:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$115,560	$113,594	$1,966	2%
Adjusted income derived from operating activities	$14,565	$13,335	$1,230	9%
Rig years	34.8	34.4	0.4	1%
Rig hours	46,032	50,224	(4,192)	(8%)

Operating results increased during the three months ended March 31, 2010 compared to the corresponding 2009 quarter primarily as a result of an overall increase in drilling and well-servicing dayrates, which has offset the declines in activity driven by continued lower customer demand and lower commodity prices. Our operating results for the three months ended March 31, 2010 were positively impacted by cost reduction efforts, including lower general and administrative expenses. Additionally, revenues were positively impacted by the strengthening of the Canadian dollar versus the U.S. dollar because much of our customer revenue is denominated in Canadian dollars.

International.  The results of operations for this reportable segment were as follows:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$245,344	$342,656	$(97,312)	(28%)
Adjusted income derived from operating activities	$53,579	$102,975	$(49,396)	(48%)
Rig years	88.3	114.0	(25.7)	(23%)

The decrease in operating results during the three months ended March 31, 2010 compared to the corresponding 2009 quarter resulted primarily from decreases in average dayrates and lower utilization of rigs in Mexico, Saudi Arabia, Oman, Kazakhstan and Algeria driven by weakening customer demand for drilling services stemming from lower oil prices.

Oil and Gas.  The results of operations for this reportable segment were as follows:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$17,324	$(60,044)	$77,368	129%
Adjusted income (loss) derived from operating activities	$(727)	$(71,334)	$70,607	99%

Operating results increased during the three months ended March 31, 2010 compared to the corresponding 2009 quarter primarily as a result of our unconsolidated domestic oil and gas joint venture’s full-cost ceiling test writedown recorded during the first quarter of 2009, of which our proportionate share totaled $75.0 million. This writedown resulted from the application of the full-cost method of accounting for costs related to oil and natural gas properties. These increases in operating results were partially offset by higher depletion costs of $4.0 million and reduced income related to our oil and gas financing receivables.

Other Operating Segments

These operations include our drilling technology and top-drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments were as follows:

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$95,509	$155,468	$(59,959)	(39%)
Adjusted income derived from operating activities	$7,201	$18,954	$(11,753)	(62%)

The decrease in operating results during the three months ended March 31, 2010 compared to the corresponding 2009 quarter resulted from declines in customer demand for our construction and logistics services in Alaska and lower capital equipment unit volumes and lower service and rental activity, partially offset by increased demand for directional drilling in the Canada and U.S. markets.

OTHER FINANCIAL INFORMATION

General and administrative expenses

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages)

General and administrative expenses	$75,823	$107,343	$(31,520)	(29%)
General and administrative expenses as a percentage of operating revenues	8.4%	9.0%	(0.6)%	(6.7%)

General and administrative expenses decreased during the three months ended March 31, 2010 compared to the corresponding 2009 quarter primarily as a result of significant decreases in wage-related expenses, including reductions in bonus accruals for executive management as a result of the new employment agreements effective April 1, 2009, and other cost-reduction efforts across all business units. In addition, these cost reductions have driven general and administrative expenses as a percentage of operating revenues down despite lower revenues during the current quarter.

Depreciation and amortization, and depletion expense

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages)

Depreciation and amortization expense	$172,274	$159,152	$13,122	8%
Depletion expense	$6,755	$2,753	$4,002	145%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three months ended March 31, 2010 compared to the corresponding 2009 quarter primarily as a result of projects completed in recent years under our expanded capital expenditure program that commenced in early 2005.

Depletion expense.  Depletion expense increased during the three months ended March 31, 2010 compared to the corresponding 2009 quarter primarily as a result of increased natural gas production volumes beginning late 2009 and the current quarter.

Interest expense

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages)

Interest expense	$66,745	$67,078	$(333)	0%

Interest expense decreased during the three months ended March 31, 2010 compared to the corresponding 2009 quarter due to our lower long-term debt balance, primarily resulting from repurchases of approximately $1.2 billion par value of 0.94% senior exchangeable notes. The decrease was partially offset by interest expense from our 9.25% senior notes that were issued in mid-January 2009.

Investment income (loss)

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages)

Investment income (loss)	$(2,360)	$9,141	$(11,501)	(126%)

Investment income (loss) for the three months ended March 31, 2010 included unrealized losses of $4.5 million from our trading securities, partially offset by realized gains of $ .7 million and interest income of $1.4 million from our cash, short-term and long-term investments. Investment income for the three months ended March 31, 2009 included net unrealized gains of $3.7 million from our trading securities and interest and dividend income of $5.8 million from our cash, other short-term and long-term investments.

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)
(In thousands, except percentages)

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$(20,309)	$16,246	$(36,555)	(225%)

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended March 31, 2010 represented a net loss of $20.3 million and included: (i) foreign currency exchange losses of approximately $9.3 million, (ii) increased litigation expenses of $3.7 million, (iii) net losses on sales and retirements of long-lived assets of approximately $3.5 million, and (iv) losses of $2.8 million recognized on purchases of our 0.94% senior exchangeable notes due 2011.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended March 31, 2009 included pre-tax gains of $15.7 million recognized on purchases of our 0.94% senior exchangeable notes and a gain of $2.7 million on the fair value of our range cap and floor derivative. These gains were partially offset by losses on retirements of long-lived assets of $1.4 million and increased litigation reserves of $1.8 million.

Income tax rate

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)

Effective income tax rate	20%	21%	(1)%	(5%)

The decrease in our effective income tax rate during the three months ended March 31, 2010 compared to the corresponding 2009 quarter was a result of the proportion of income generated in the U.S. versus the non-U.S. jurisdictions in which we operate. Income generated in the U.S. is generally taxed at a higher rate than income generated in non-U.S. jurisdictions. We expect to incur a loss in the U.S. for the year which will produce a tax benefit.

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

Various bills have been introduced in Congress that could reduce or eliminate the tax benefits associated with our reorganization as a Bermuda company. Legislation enacted by Congress in 2004 provides that a corporation that reorganized in a foreign jurisdiction on or after March 4, 2003 be treated as a domestic corporation for U.S. federal income tax purposes. Nabors’ reorganization was completed June 24, 2002. There has been and we expect that there may continue to be legislation proposed by Congress from time to time which, if enacted, could limit or eliminate the tax benefits associated with our reorganization.

Because we cannot predict whether legislation will ultimately be adopted, no assurance can be given that the tax benefits associated with our reorganization will ultimately accrue to the benefit of Nabors and our shareholders. It is possible that future changes to the tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings resulting from our reorganization.

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2010 and 2009.

Operating Activities.  Net cash provided by operating activities totaled $223.1 million during the three months ended March 31, 2010 compared to net cash provided by operating activities of $502.9 million during the corresponding 2009 quarter. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of noncash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income adjusted for noncash components was approximately $256.5 million and $369.4 million for the three months ended March 31, 2010 and 2009, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. Changes in working capital items required $33.3 million in cash flows for the three months ended March 31, 2010 and provided $133.4 million in cash flows for the three months ended March 31, 2009.

Investing Activities.  Net cash used for investing activities totaled $134.9 million during the three months ended March 31, 2010 compared to net cash used for investing activities of $440.4 million during the corresponding 2009 quarter. During the three months ended March 31, 2010 and 2009, cash was used primarily for capital expenditures totaling $150.7 million and $390.5 million, respectively. Also during the three months ended March 31, 2010 and 2009, cash was derived from sales of investments, net of purchases, totaling $8.1 million and $5.4 million, respectively. During the three months ended March 31, 2009, cash totaling $62.1 million was contributed to our investments in unconsolidated affiliates.

Financing Activities.  Net cash used for financing activities totaled $111.5 million during the three months ended March 31, 2010 compared to net cash provided by financing activities of $478.1 million during the corresponding 2009 quarter. During the three months ended March 31, 2010, cash was used to purchase $106.8 million of our 0.94% senior exchangeable notes due 2011. During the three months ended March 31, 2009, cash was derived from the receipt of $1.1 billion in proceeds, net of debt issuance costs, from the January 2009 issuance of 9.25% senior notes due 2019. Also during 2009, cash totaling $572.3 million was used to purchase our 0.94% senior exchangeable notes and cash totaling $56.8 million was used to repay our 4.875% senior notes.

Future Cash Requirements

As of March 31, 2010, we had long-term debt, including current maturities, of $3.9 billion and cash and investments of $1.2 billion, including $99.2 million of long-term investments and other receivables. Long-term investments and other receivables included $91.4 million in oil and gas financing receivables.

Our 0.94% senior exchangeable notes mature in May 2011. Since 2008 and through March 31, 2010, we purchased $1.2 billion par value of these notes in the open market for cash totaling $1.0 billion, leaving approximately $1.6 billion par value outstanding. The balance of these notes will be reclassified to current debt in the second quarter of 2010. We believe our positive cash flow from operations in combination with our ability to access the capital markets will be sufficient to enable us to satisfy the payment obligation due in May 2011.

Our 0.94% senior exchangeable notes due 2011 provide that upon an exchange of these notes, we would be required to pay holders of the notes cash up to the principal amount of the notes and our common shares for any amount that the exchange value of the notes exceeds the principal amount of the notes. The notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors common shares and the then-applicable exchange rate for the notes; or upon the occurrence of specified corporate transactions set forth in the indenture. On April 28, 2010, the closing market price for our common stock was $21.44 per share. If any of the events described above were to occur and the notes were exchanged at a purchase price equal to 100% of the principal amount of the notes before maturity in May 2011, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that in the event the price of our shares were to exceed $59.57 for the required period of time, the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes to other investors on the open market. However, there can be no assurance that the holders would not exchange the notes.

As of March 31, 2010, we had outstanding purchase commitments of approximately $228.6 million, primarily for rig-related enhancements, construction and sustaining capital expenditures and other operating expenses. Capital expenditures over the next 12 months, including these outstanding purchase commitments, are currently expected to total approximately $.7 — $.8 billion, including currently planned rig-related enhancements, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway. These programs, which are nearing an end, have resulted in an expansion in the number of drilling and well-servicing rigs that we own and operate and consist primarily of land drilling and well-servicing rigs. The expansion of our capital expenditure programs to build new state-of-the-art drilling rigs has impacted a majority of our operating segments, most significantly within our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Alaska, Canada and International operations.

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

There have been no significant changes to our contractual cash obligations table which was included in our 2009 Annual Report.

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

In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through March 31, 2010, $464.5 million of our common shares had been repurchased under this program. As of March 31, 2010, we had the capacity to repurchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.

See Note 10 — Commitments and Contingencies to the accompanying unaudited consolidated financial statements for discussion relating to (i) employment agreements, effective April 1, 2009, that could result in significant cash payments of $100 million and $50 million to Messrs. Isenberg and Petrello, respectively, by Nabors if their employment is terminated in the event of death or disability or cash payments of $100 million and $45 million to Messrs. Isenberg and Petrello, respectively, by Nabors if their employment is terminated without Cause or in the event of a Change in Control (as defined) and (ii) off-balance sheet arrangements (including guarantees).

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of March 31, 2010, we had cash and investments of $1.2 billion (including $99.2 million of long-term investments and other receivables, inclusive of $91.4 million in oil and gas financing receivables) and working capital of $1.6 billion. This compares to cash and investments of $1.2 billion (including $100.9 million of long-term investments and other receivables, inclusive of $92.5 million in oil and gas financing receivables) and working capital of $1.6 billion as of December 31, 2009.

Our gross funded-debt-to-capital ratio was 0.40:1 as of March 31, 2010 and 0.41:1 as of December 31, 2009. Our net funded-debt-to-capital ratio was 0.32:1 as of March 31, 2010 and 0.33:1 as of December 31, 2009.

The gross funded-debt-to-capital ratio is calculated by dividing (x) funded debt by (y) funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Funded debt is the sum of (1) short-term borrowings, (2) the current portion of long-term debt and (3) long-term debt. Capital is shareholders’ equity.

The net funded-debt-to-capital ratio is calculated by dividing (x) net funded debt by (y) net funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Net funded debt is funded debt minus the sum of cash and cash equivalents and short-term and long-term investments and other receivables. Both of these ratios are used to calculate a company’s leverage in relation to its capital. Neither ratio measures operating performance or liquidity as defined by GAAP and, therefore, may not be comparable to similarly titled measures presented by other companies.

Our interest-coverage ratio was 5.5:1 as of March 31, 2010 and 6.2:1 as of December 31, 2009. The interest-coverage ratio is a trailing 12-month quotient of the sum of net income attributable to Nabors, interest expense, depreciation and amortization, depletion expense, impairments and other charges, income tax expense (benefit) and our proportionate share of writedowns from our unconsolidated oil and gas joint ventures less investment income (loss) divided by cash interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

We had four letter of credit facilities with various banks as of March 31, 2010. Availability under our credit facilities as of March 31, 2010 was as follows:

(In thousands)

Credit available	$245,410
Letters of credit outstanding, inclusive of financial and performance guarantees	78,993

Remaining availability	$166,417

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Fitch Ratings, Moody’s Investors Service and Standard & Poor’s, which are currently “BBB+”, “Baa1” and “BBB+”, respectively, and our historical ability to access those markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access them or otherwise obtain financing in order to satisfy any payment obligation that might arise upon exchange or purchase of our notes and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. In addition, Standard & Poor’s recently affirmed its “BBB+” credit rating, but revised its outlook to negative from stable in early 2009 due primarily to worsening industry conditions. A credit downgrade may impact our ability to access credit markets.

Our current cash and investments and projected cash flows from operations are expected to adequately finance our purchase commitments, our scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Other Matters

Recent Legislation and Actions

As of March 31, 2010, we had four rigs working in Venezuela and we continue to engage in drilling operations in Venezuela. As of November 2009, the economy in Venezuela was determined to be highly inflationary based upon the blended Consumer Price Index and National Consumer Price Index. In January 2010, the Venezuelan government devalued its currency and established a dual structure. The official exchange rate was devalued to 2.6 Bolivar Fuerte (“Bsf”) to each U.S. dollar for food and heavy machine importers and to 4.30 Bsf to each U.S. dollar for non-essential goods and services.

For the three months ended March 31, 2010, our consolidated statement of income included revenue totaling $9.1 million for services provided in Venezuela and $8.2 million of foreign currency exchange losses based on the official rate of 4.3 Bsf/U.S. dollar. As of March 31, 2010, accounts receivable denominated in Bsf of Venezuelan customers included USD$10.1 million adjusted for the currency devaluation discussed above.

A court in Algeria entered a judgment of approximately $19.7 million against us related to alleged customs infractions in 2009. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment is excessive. We have asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the ultimate resolution and the timing thereof are uncertain. If we are ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $19.7 million.

Recent Accounting Pronouncements

In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting.” This rule revised some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Exchange Act, as well as Industry Guide 2. Effective December 31, 2009, the FASB issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s final rule. The amendments were designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation. The new standard also clarified that an entity’s equity-method investments must be considered in determining whether it has significant oil and gas activities. The disclosure requirements were effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after January 1, 2010. The FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities. When operating results from our wholly owned oil and gas activities are considered with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, we have significant oil and gas activities under the new definition. In line with the one-year deferral, we will provide the oil and gas disclosures for annual financial statements for periods beginning after December 31, 2009 or registration statements filed on or after January 1, 2011.

Effective January 1, 2010, we adopted the revised provisions relating to consolidation of variable interest entities within the Consolidations Topic of the ASC. The revised provisions replaced the quantitative approach to identify a variable interest entity with a qualitative approach that focuses on an entity’s control and ability to direct the variable interest entity’s activities. The application of these provisions did not have a material impact on our consolidated financial statements.

Critical Accounting Estimates

We disclosed our critical accounting estimates in our 2009 Annual Report and there have been no changes to those estimates.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to market risk through changes in interest rates and foreign currency risk arising from our operations in international markets as discussed in our 2009 Annual Report and above, under “Recent Legislation and Actions.”

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

Our management, with the participation of our Chairman and Chief Executive Officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on their evaluation, our Chairman and Chief Executive Officer and principal accounting and financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective, at the reasonable assurance level, in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and principal accounting and financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, which provides freight forwarding and customs clearance services to some of our affiliates. To date, the inquiry has focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria. The Audit Committee of our Board of Directors engaged outside counsel to review some of our transactions with this vendor, has received periodic updates at its regularly scheduled meetings, and the Chairman of the Audit Committee has received updates between meetings as circumstances warrant. The investigation includes a review of certain amounts paid to and by Panalpina in connection with obtaining permits for the temporary importation of equipment and clearance of goods and materials through customs. Both the SEC and the Department of Justice have been advised of our investigation. The ultimate outcome of this investigation or the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws cannot be determined at this time.

A court in Algeria entered a judgment of approximately $19.7 million against us related to alleged customs infractions in 2009. We believe we did not receive proper notice of the judicial proceedings and that the amount of the judgment is excessive. We have asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the ultimate resolution and the timing thereof are uncertain. If we are ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $19.7 million.

Item 1A.	Risk Factors

There have been no material changes during the three months ended March 31, 2010 to our “Risk Factors” as discussed in our 2009 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of our common stock to satisfy tax withholding obligations during the three months ended March 31, 2010 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(2)
(In thousands, except average price paid per share)

January 1 — January 31, 2010	—	$25.74	—	—
February 1 — February 28, 2010	8	$23.05	—	—
March 1 — March 31, 2010	379	$19.98	—	—

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan and option exercises from our 1997 Executive Incentive Plan. Both the 2003 Employee Stock Plan and 1997 Executive Incentive Plan provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through March 31, 2010, $464.5 million of our common shares had been repurchased under this program. As of March 31, 2010, we had the capacity to repurchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.

Exhibits

Exhibit
No.	Description

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).
3.2	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).
15	Awareness Letter of Independent Accountants.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by R. Clark Wood, Principal accounting and financial officer of Nabors Industries Ltd.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer, and R. Clark Wood, Principal accounting and financial officer, of Nabors Industries Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and
Chief Executive Officer

By:	/s/ R. Clark Wood
R. Clark Wood
Principal accounting and financial officer

Date: April 29, 2010

Exhibit Index

Exhibit	Description

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).
3.2	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).
15	Awareness Letter of Independent Accountants.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by R. Clark Wood, Principal accounting and financial officer of Nabors Industries Ltd.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd. and R. Clark Wood, Principal accounting and financial officer of Nabors Industries Ltd.