Form 10-Q
period 2010-06-30
NABORS INDUSTRIES LTD
filed 2010-08-09
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of common shares, par value $.001 per share, outstanding as of August 2, 2010 was 285,269,704.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

Index

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009	2
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	3
	Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2010 and 2009	4
	Notes to Consolidated Financial Statements	6
	Report of Independent Registered Public Accounting Firm	34
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50

	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6.	Exhibits	52
Signatures		53
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$747,593	$927,815
Short-term investments	145,283	163,036
Accounts receivable, net	762,589	724,040
Inventory	107,549	100,819
Deferred income taxes	128,555	125,163
Other current assets	133,839	135,791

Total current assets	2,025,408	2,176,664
Long-term investments and other receivables	93,965	100,882
Property, plant and equipment, net	7,641,563	7,646,050
Goodwill	164,078	164,265
Investment in unconsolidated affiliates	321,293	306,608
Other long-term assets	253,834	250,221

Total assets	$10,500,141	$10,644,690

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,345,819	$163
Trade accounts payable	255,476	226,423
Accrued liabilities	354,472	346,337
Income taxes payable	32,315	35,699

Total current liabilities	1,988,082	608,622
Long-term debt	2,364,703	3,940,605
Other long-term liabilities	244,151	240,057
Deferred income taxes	674,796	673,427

Total liabilities	5,271,732	5,462,711

Commitments and contingencies (Note 9)
Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 314,678 and 313,915, respectively	314	314
Capital in excess of par value	2,245,592	2,239,323
Accumulated other comprehensive income	251,268	292,706
Retained earnings	3,697,007	3,613,186
Less: Treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,216,308	5,167,656
Noncontrolling interest	12,101	14,323

Total equity	5,228,409	5,181,979

Total liabilities and equity	$10,500,141	$10,644,690

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In thousands, except per share amounts)

Revenues and other income:
Operating revenues	$905,058	$867,869	$1,807,107	$2,065,914
Earnings (losses) from unconsolidated affiliates	10,218	(8,127)	13,879	(72,554)
Investment income	2,525	18,248	165	27,389

Total revenues and other income	917,801	877,990	1,821,151	2,020,749

Costs and other deductions:
Direct costs	524,240	453,922	1,036,642	1,119,209
General and administrative expenses	80,996	163,808	156,819	271,151
Depreciation and amortization	176,201	165,974	348,475	325,126
Depletion	8,922	2,590	15,677	5,343
Interest expense	65,226	66,027	131,971	133,105
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	10,952	6,689	31,261	(9,557)
Impairments and other charges	—	227,083	—	227,083

Total costs and other deductions	866,537	1,086,093	1,720,845	2,071,460

Income (loss) before income taxes	51,264	(208,103)	100,306	(50,711)
Income tax expense (benefit):
Current	17,652	(43,425)	30,297	6,032
Deferred	(9,450)	28,528	(12,151)	12,344

Total income tax expense (benefit)	8,202	(14,897)	18,146	18,376

Net income (loss)	43,062	(193,206)	82,160	(69,087)
Less: Net loss attributable to noncontrolling interest	559	220	1,661	1,271

Net income (loss) attributable to Nabors	$43,621	$(192,986)	$83,821	$(67,816)

Earnings (losses) per share:
Basic	$.15	$(.68)	$.29	$(.24)
Diluted	$.15	$(.68)	$.29	$(.24)
Weighted-average number of common shares outstanding:
Basic	285,181	283,154	284,927	283,126
Diluted	289,796	283,154	290,266	283,126

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
(In thousands)

Cash flows from operating activities:
Net income (loss) attributable to Nabors	$83,821	$(67,816)
Adjustments to net income (loss):
Depreciation and amortization	348,475	325,126
Depletion	15,677	5,343
Deferred income tax expense (benefit)	(12,151)	12,344
Deferred financing costs amortization	2,559	3,279
Pension liability amortization and adjustments	199	99
Discount amortization on long-term debt	36,764	45,947
Amortization of loss on hedges	291	290
Impairments and other charges	—	227,083
Losses (gains) on long-lived assets, net	3,667	6,886
Losses (gains) on investments, net	2,184	(13,594)
Losses (gains) on debt retirement, net	7,033	(15,969)
Losses (gains) on derivative instruments	1,580	(968)
Share-based compensation	7,047	99,662
Foreign currency transaction losses (gains), net	15,019	690
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(10,379)	81,053
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(42,363)	379,283
Inventory	(7,308)	16,888
Other current assets	16,273	83,530
Other long-term assets	(11,765)	(21,735)
Trade accounts payable and accrued liabilities	15,025	(99,039)
Income taxes payable	(9,622)	(76,675)
Other long-term liabilities	7,883	15,608

Net cash provided by operating activities	469,909	1,007,315

Cash flows from investing activities:
Purchases of investments	(27,988)	(22,614)
Sales and maturities of investments	27,997	39,592
Investment in unconsolidated affiliates	(10,936)	(100,670)
Capital expenditures	(369,455)	(710,849)
Proceeds from sales of assets and insurance claims	17,567	12,791

Net cash used for investing activities	(362,815)	(781,750)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(6,130)	(15,715)
Proceeds from issuance of long-term debt	—	1,124,978
Debt issuance costs	—	(8,699)
Proceeds from issuance of common shares, net	4,733	549
Reduction in long-term debt	(273,605)	(745,212)
Repurchase of equity component of convertible debt	(4,712)	(1,541)
Settlement of call options and warrants, net	1,133	—
Purchase of restricted stock	(1,887)	(1,496)
Tax benefit related to share-based awards	(45)	105

Net cash provided by (used for) financing activities	(280,513)	352,969
Effect of exchange rate changes on cash and cash equivalents	(6,803)	3,032

Net increase (decrease) in cash and cash equivalents	(180,222)	581,566
Cash and cash equivalents, beginning of period	927,815	442,087

Cash and cash equivalents, end of period	$747,593	$1,023,653

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
		Common Shares		Capital in	Other			Non-
			Par	Excess of	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)		Shares	Value	Par Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2009		313,915	$314	$2,239,323	$292,706	$3,613,186	$(977,873)	$14,323	$5,181,979

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$83,821					83,821			83,821
Translation adjustment attributable to Nabors	(15,687)				(15,687)				(15,687)
Unrealized gains (losses) on marketable securities, net of income taxes of $7,678	(23,906)				(23,906)				(23,906)
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $951	(2,060)				(2,060)				(2,060)
Pension liability amortization, net of income taxes of $74	126				126				126
Amortization of gains/(losses) on cash flow hedges, net of income tax benefit of $9	89				89				89

Comprehensive income (loss) attributable to Nabors	$42,383

Net income (loss) attributable to noncontrolling interest	(1,661)							(1,661)	(1,661)
Translation adjustment attributable to noncontrolling interest	(131)							(131)	(131)

Comprehensive income (loss) attributable to noncontrolling interest	(1,792)

Total comprehensive income (loss)	$40,591

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		389		4,733					4,733
Distributions from noncontrolling interest								(867)	(867)
Contributions to noncontrolling interest								437	437
Repurchase of equity component of convertible debt				(4,712)					(4,712)
Settlement of call options and warrants, net				1,133					1,133
Tax benefit related to share-based awards				(45)					(45)
Restricted stock awards, net		374		(1,887)					(1,887)
Share-based compensation				7,047					7,047

Balances, June 30, 2010		314,678	$314	$2,245,592	$251,268	$3,697,007	$(977,873)	$12,101	$5,228,409

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY  — (Continued)
(Unaudited)

					Accumulated
		Common		Capital in	Other			Non-
		Shares		Excess of	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)		Shares	Par Value	Par Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2008		312,343	$312	$2,129,415	$53,520	$3,698,732	$(977,873)	$14,318	$4,918,424

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$(67,816)					(67,816)			(67,816)
Translation adjustment attributable to Nabors	44,317				44,317				44,317
Unrealized gains/(losses) on marketable securities, net of income tax benefit of $1,015	41,918				41,918				41,918
Unrealized gains/(losses) on adjusted basis for marketable debt security, net of income tax benefit of $1,767	(2,884)				(2,884)				(2,884)
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income tax benefit of $4,940	30,752				30,752				30,752
Pension liability amortization, net of income taxes of $37	63				63				63
Amortization of gains/(losses) on cash flow hedges, net of income tax benefit of $9	89				89				89

Comprehensive income (loss) attributable to Nabors	$46,439

Net income (loss) attributable to noncontrolling interest	(1,271)							(1,271)	(1,271)
Translation adjustment attributable to noncontrolling interest	588							588	588

Comprehensive income (loss) attributable to noncontrolling interest	(683)

Total comprehensive income (loss)	$45,756

Issuance of common shares for stock options exercised		91		549					549
Nabors Exchangeco shares exchanged		3
Repurchase of equity component of convertible debt				(1,541)					(1,541)
Tax benefit related to share-based awards				105					105
Restricted stock awards, net		4		(1,496)					(1,496)
Share-based compensation				99,662					99,662

Balances, June 30, 2009		312,441	$312	$2,226,694	$167,775	$3,630,916	$(977,873)	$13,635	$5,061,459

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•	We actively market approximately 550 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa.

•	We actively market approximately 556 rigs for land well-servicing and workover work in the United States and approximately 172 rigs for land well-servicing and workover work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 39 platform, 13 jack-up and 3 barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•	We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software.

•	We invest in oil and gas exploration, development and production activities in the United States, Canada and International areas through both our wholly owned subsidiaries and our oil and gas joint ventures in which we hold 49-50% ownership interests.

•	We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets nine rigs in addition to the rigs we lease to the joint venture.

•	We offer a wide range of ancillary well-site services, including engineering, transportation, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in select United States and international markets.

•	We also provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft.

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, well-servicing and workover operations, on land and offshore. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software and construction and logistics operations are aggregated in our Other Operating Segments.

As used in this report, “we,” “us,” “our” and “Nabors” means Nabors Industries Ltd. and, where the context requires, includes its subsidiaries, and “Nabors Delaware” means Nabors Industries, Inc., a Delaware corporation and wholly owned indirect subsidiary of Nabors, and its subsidiaries.

Note 2	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”). In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2010 and the results of our operations for the three and six months ended June 30, 2010 and 2009, and our cash flows and changes in equity for the six months ended June 30, 2010 and 2009, in accordance with GAAP. Interim results for the three and six months ended June 30, 2010 may not be indicative of results that will be realized for the full year ending December 31, 2010.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, as well as all majority owned and nonmajority owned subsidiaries required to be consolidated under GAAP. Our consolidated financial statements exclude majority owned entities for which we have neither (1) the ability to control the operating and financial decisions and policies of that entity or (2) a controlling financial interest in a variable interest entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is included as a single amount in our consolidated balance sheets. As of June 30, 2010 and December 31, 2009, investments in unconsolidated affiliates accounted for using the equity method totaled $319.4 million and $305.7 million, respectively, and investments in unconsolidated affiliates accounted for using the cost method totaled $1.9 million and $.9 million, respectively. Similarly, investments in certain offshore funds classified as long-term investments are accounted for using the equity method of accounting based on our ownership interest in each fund.

Recent Accounting Pronouncements

In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting.” This rule revised some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Industry Guide 2. Effective December 31, 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s final rule. The amendments were designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation. The new standard also clarified that an entity’s equity-method investments must be considered in determining whether it has significant oil and gas activities. The disclosure requirements were effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009; however, the FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities. We have significant oil and gas activities under the new definition when operating results from our wholly owned oil and gas activities are considered along with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting. In line with the one-year deferral, we will provide the oil and gas disclosures for annual financial statements for periods beginning after December 31, 2009 and will do so for registration statements filed on or after January 1, 2011.

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

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, is applied on a prospective basis beginning on or after June 15, 2010. We do not currently have contractual agreements that meet this criteria.

Note 3	Cash and Cash Equivalents and Investments

Our cash and cash equivalents, short-term and long-term investments and other receivables consisted of the following:

	June 30,	December 31,
	2010	2009
(In thousands)

Cash and cash equivalents	$747,593	$927,815
Short-term investments:
Trading equity securities	17,590	24,014
Available-for-sale equity securities	70,674	93,651
Available-for-sale debt securities	57,019	45,371

Total short-term investments	145,283	163,036
Long-term investments and other receivables	93,965	100,882

Total	$986,841	$1,191,733

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain information related to our cash and cash equivalents and short-term investments follows:

	June 30, 2010			December 31, 2009
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
(In thousands)	Value	Gains	Losses	Value	Gains	Losses

Cash and cash equivalents	$747,593	$—	$—	$927,815	$—	$—

Short-term investments:
Trading equity securities	17,590	11,865	—	24,014	18,290	—

Available-for-sale equity securities	70,674	32,574	(5,697)	93,651	50,211	(357)

Available-for-sale debt securities:
Commercial paper and CDs	1,123	—	—	1,284	—	—
Corporate debt securities	47,650	7,055	(453)	33,852	3,162	—
Mortgage-backed debt securities	574	15	(10)	861	23	(20)
Mortgage-CMO debt securities	3,694	35	(104)	5,411	71	(182)
Asset-backed debt securities	3,978	—	(320)	3,963	—	(803)

Total available-for-sale debt securities	57,019	7,105	(887)	45,371	3,256	(1,005)

Total available-for-sale securities	127,693	39,679	(6,584)	139,022	53,467	(1,362)

Total short-term investments	145,283	51,544	(6,584)	163,036	71,757	(1,362)

Total cash, cash equivalents and short-term investments	$892,876	$51,544	$(6,584)	$1,090,851	$71,757	$(1,362)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of June 30, 2010
	Less than 12 Months		More than 12 Months
		Gross Unrealized		Gross Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss

Available-for-sale equity securities	$21,543	$5,454	$841	$243
Available-for-sale debt securities:(1)
Corporate debt securities	19,300	453	—	—
Mortgage-backed debt securities	—	—	181	10
Mortgage-CMO debt securities	—	—	2,350	104
Asset-backed debt securities	—	—	3,978	320

Total available-for-sale debt securities	19,300	453	6,509	434

Total	$40,843	$5,907	$7,350	$677

(1)	Our unrealized losses on available-for-sale debt securities held for more than one year relate to various types of securities. Each of these securities has a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments prior to their maturity dates. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, did not consider the decline in value of these investments to be other-than-temporary at June 30, 2010.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at June 30, 2010, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
June 30, 2010
(In thousands)

Debt securities:
Due in one year or less	$1,358
Due after one year through five years	1,123
Due in more than five years	54,538

Total debt securities	$57,019

Certain information regarding our debt and equity securities follows:

	Six Months Ended June 30,
	2010	2009
(In thousands)

Available-for-sale:
Proceeds from sales and maturities	$10,757	$18,675
Realized gains (losses), net	1,677	(35,692	)(1)

(1)	Includes the net credit loss of an other-than-temporary impairment of $35.6 million related to a corporate debt security.

Note 4	Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (i.e., exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we employ valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances utilizing a fair value hierarchy based on the observability of those inputs. Under the fair value hierarchy:

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended June 30, 2010, there were no transfers of our financial assets and liabilities between Level 1 and 2 measures. Our financial assets and liabilities were classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of June 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Short-term investments:
Available-for-sale equity securities — energy industry	$70,674	$—	$—	$70,674
Available-for-sale debt securities:
Commercial paper and CDs	1,123	—	—	1,123
Corporate debt securities	1,350	46,300	—	47,650
Mortgage-backed debt securities	—	574	—	574
Mortgage-CMO debt securities	—	3,694	—	3,694
Asset-backed debt securities	3,978	—	—	3,978
Trading securities — energy industry	17,590	—	—	17,590

Total short-term investments	$94,715	$50,568	$—	$145,283

Liabilities:
Range-cap-and-floor derivative contract	$—	$3,713	$—	$3,713

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

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our fixed rate long-term debt was estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt, including the current portion, were as follows:

	June 30, 2010
	Carrying Value	Fair Value
(In thousands)

0.94% senior exchangeable notes due May 2011	$1,345,510	$1,361,836
6.15% senior notes due February 2018	965,671	1,050,563
9.25% senior notes due January 2019	1,125,000	1,372,523
5.375% senior notes due August 2012(1)	273,663	289,570
Other	678	678

	$3,710,522	$4,075,170

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes $.9 million as of June 30, 2010 related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.

The fair values of our cash equivalents, trade receivables and trade payables approximated their carrying values due to the short-term nature of these instruments.

As of June 30, 2010, our short-term investments were carried at fair market value and included $127.7 million and $17.6 million in securities classified as available-for-sale and trading, respectively. The carrying values of our long-term investments accounted for using the equity method of accounting approximated fair value and totaled $7.4 million as of June 30, 2010. The carrying value of our oil and gas financing receivables included in long-term investments also approximated fair value and totaled $86.6 million as of June 30, 2010. Income and gains associated with our oil and gas financing receivables are recognized as operating revenues.

Note 5	Share-Based Compensation

We have several share-based employee compensation plans, which are more fully described in Note 4 — Share-Based Compensation to the audited financial statements included in our 2009 Annual Report.

Total share-based compensation expense, which includes both options to purchase shares of our common stock and restricted shares of such stock, totaled $3.6 million and $76.3 million for the three months ended June 30, 2010 and 2009, respectively, and $7.0 million and $99.7 million for the six months ended June 30, 2010 and 2009, respectively. Total share-based compensation expense for the three and six months ended June 30, 2009 included $72.1 million of compensation expense related to previously granted restricted stock and option awards held by our Chairman and Chief Executive Officer, Eugene M. Isenberg, and our Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello, that was unrecognized as of April 1, 2009. The recognition of this expense was a result of the provisions of their respective employment agreements, effective April 1, 2009, which effectively eliminated the risk of forfeiture of such awards. See Note 16 — Commitments and Contingencies to our 2009 Annual Report for additional discussion and description of Messrs. Isenberg and Petrello’s employment agreements.

Share-based compensation expense is included in direct costs and general and administrative expenses in our consolidated statements of income (loss) and has been allocated to our various operating segments. See Note 12 — Segment Information.

During the six months ended June 30, 2010 and 2009, we awarded 460,418 and 84,000 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors. These awards had an aggregate value at their grant date of $10.3 million and $1.0 million, respectively.

During the six months ended June 30, 2010 and 2009, we awarded options, vesting over periods of up to four years, to purchase 17,875 and 9,981,850 of our common shares, respectively, to our employees and directors. During the six months ended June 30, 2009, these awards included options to purchase 3.0 million and 1.7 million shares, with grant-date fair values of $8.8 million and $5.0 million, granted to Messrs. Isenberg and Petrello, respectively, in February 2009.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted during the six months ended June 30, 2010 and 2009, respectively, was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2010	2009

Weighted-average fair value of options granted	$6.29	$2.84
Weighted-average risk free interest rate	1.79%	1.75%
Dividend yield	0%	0%
Volatility(1)	39.34%	34.78%
Expected life	4.0 years	4.0 years

(1)	Expected volatilities were based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $3.4 million and $.4 million, respectively. The total fair value of options that vested during the six months ended June 30, 2010 and 2009 was $5.5 million and $9.4 million, respectively.

Note 6	Investments in Unconsolidated Affiliates

We have several unconsolidated affiliates that are integral to our operations. For a full description, refer to Note 9 — Investments in Unconsolidated Affiliates to the audited financial statements in our 2009 Annual Report.

As of June 30, 2010 and December 31, 2009, our investments in unconsolidated affiliates accounted for using the equity method totaled $319.4 million and $305.7 million, respectively, and our investments in unconsolidated affiliates accounted for using the cost method totaled $1.9 million and $.9 million, respectively. During 2008, our unconsolidated United States oil and gas joint venture was deemed a significant subsidiary. Accordingly, summarized income statement information for this joint venture follows:

	Six Months Ended
	June 30,
(In thousands)	2010	2009

Gross revenues	$79,783	$63,931
Gross margin	65,707	(143,075)
Net income (loss)	19,966	(162,007)
Nabors’ earnings (losses) from United States oil and gas joint venture	7,726	(80,937	)(1)

(1)	Includes a loss of $(75.0) million, which represented our proportionate share from application of the full-cost ceiling test by our unconsolidated United States oil and gas joint venture during the six months ended June 30, 2009.

In addition to the equity investment in our unconsolidated United States oil and gas joint venture, in April 2010 we purchased $20.0 million face value of NFR Energy LLC’s 9.75% senior notes. These notes mature in 2017 with interest payable semi-annually on February 15 and August 15.

Our unconsolidated international oil and gas joint venture in Colombia sold producing properties during the first quarter of 2010, resulting in a gain that was recorded during the current quarter. Our earnings (losses) from unconsolidated affiliates line in the consolidated statements of income (loss) for the three and six months ended June 30, 2010 includes $4.6 million, representing our proportionate share of this gain.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
(In thousands)

0.94% senior exchangeable notes due May 2011	$1,345,510	$1,576,480
6.15% senior notes due February 2018	965,671	965,066
9.25% senior notes due January 2019	1,125,000	1,125,000
5.375% senior notes due August 2012	273,663	273,350
Other	678	872

	3,710,522	3,940,768
Less: Current portion	1,345,819	163

	$2,364,703	$3,940,605

As of June 30, 2010, the current portion of our long-term debt included $1.4 billion par value of Nabors Delaware’s 0.94% senior exchangeable notes that will mature in May 2011. We continue to assess our ability to meet this obligation, along with our other operating and capital requirements or other potential opportunities over the next 12 months, through a combination of cash on hand, future operating cash flows, possible disposition of non-core assets and our ability to access the capital markets, if required. We believe that through a combination of these sources, we will have sufficient liquidity to meet these obligations.

The senior exchangeable notes are exchangeable into cash and, if applicable, Nabors common shares based on an exchange rate equal to 21.8221 common shares per $1,000 principal amount of notes (equal to an initial exchange price of approximately $45.83 per share), subject to adjustment during the 30 calendar days ending at the close of business on the business day immediately preceding the maturity date. Upon exchange, we would only be required to issue incremental shares above the principal amount of the notes, since we are required to pay cash up to the principal amount of the notes exchanged.

In connection with the issuance of the senior exchangeable notes in 2006, Nabors Delaware entered into exchangeable note hedge transactions with respect to our common shares. Call options were purchased to offset potential dilution upon exchange and warrants were sold to effectively increase the exchange price. During the six months ended June 30, 2010, we entered into agreements to unwind and settle some of the exchangeable note hedge and warrant transactions and received $1.1 million from counterparties to the transactions. These transactions were recorded as capital in excess of par value in our consolidated statement of changes in equity as of June 30, 2010.

The balances of the liability and equity components of the 0.94% senior exchangeable notes as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
(In thousands)	2010	2009

Equity component — net carrying value	$571,914	$576,626
Liability component:
Face amount due at maturity	$1,403,955	$1,685,220
Less: Unamortized discount	(58,445)	(108,740)

Liability component — net carrying value	$1,345,510	$1,576,480

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining debt discount is amortized into interest expense over the expected remaining life of the convertible debt instrument using 5.9% as the effective interest rate. Interest expense related to the convertible debt instrument was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In thousands)

Interest expense on convertible debt instruments:
Contractual coupon interest	$3,592	$4,497	$7,502	$9,818
Amortization of debt discount	16,905	20,550	36,047	45,120

Total interest expense	$20,497	$25,047	$43,549	$54,938

Between 2008 and through June 30, 2010, we have purchased approximately $1.3 billion par value of these notes in the open market, leaving approximately $1.4 billion par value outstanding.

We had four letter of credit facilities with various banks as of June 30, 2010. We did not have any short-term borrowings outstanding at June 30, 2010 and December 31, 2009. Availability under our credit facilities was as follows:

	June 30,	December 31,
	2010	2009
(In thousands)

Credit available	$244,769	$245,442
Letters of credit outstanding, inclusive of financial and performance guarantees	(82,507)	(71,389)

Remaining availability	$162,262	$174,053

Note 8	Common Shares

During the six months ended June 30, 2010 and 2009, our employees exercised vested options to acquire .4 million and .1 million of our common shares, respectively, resulting in proceeds of $4.7 million and $.5 million, respectively.

During each of the six months ended June 30, 2010 and 2009, we withheld .1 million of our common shares with a fair value of $1.9 million and $1.5 million, respectively, to satisfy certain tax withholding obligations due in connection with the grants of stock awards under our 2003 Employee Stock Plan.

During the six months ended June 30, 2010, our outstanding shares increased by 103,925 pursuant to stock option share settlements and exercises by Messrs. Isenberg and Petrello. As part of the transactions, unexercised vested stock options were surrendered to Nabors with a value of approximately $5.9 million to satisfy some of the option exercise price and related income taxes.

Note 9	Commitments and Contingencies

Commitments

Employment Contracts

The employment agreements for Messrs. Isenberg and Petrello provide for an extension of the employment term through March 30, 2013, with automatic one-year extensions beginning April 1, 2011, unless either party gives notice of nonrenewal.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In the event of Mr. Isenberg’s Termination Without Cause (including in the event of a change of control), or his death or disability, either he or his estate would be entitled to receive a payment of $100 million within 30 days thereafter.

•	If Mr. Petrello experienced such a triggering event, he or his estate would be entitled to receive within 30 days thereafter a payment of $50 million; provided that in the event of Termination Without Cause or Constructive Termination Without Cause, a payment equal to three times the average of his base salary and annual bonus (calculated as though the bonus formula under his employment agreement as amended in April 2009 had been in effect) during the three fiscal years preceding the termination. If, by way of example, Mr. Petrello were Terminated Without Cause subsequent to June 30, 2010, his payment would be approximately $45 million. The formula will be further reduced to two times the average stated above effective April 1, 2015.

We do not have insurance to cover, and we have not recorded an expense or accrued a liability relating to, these potential obligations. See Note 16 — Commitments and Contingencies to our 2009 Annual Report for additional discussion and description of Messrs. Isenberg and Petrello’s employment agreements.

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

A number of our United States and non-United States income tax returns from 1995 through 2008 are currently under audit examination. We anticipate that several of these audits could be finalized within the next 12 months. It is possible that the benefit that relates to our unrecognized tax positions could significantly increase or decrease within the next 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to record uncertain tax positions at June 30, 2010.

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 12 — Income Taxes to the audited financial statements in our 2009 Annual Report for additional discussion.

On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment (the “Notice”) from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexican branch for 2003. The Notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The Notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deductions were appropriate and more recently that the position of the tax authorities lacks merit. NDIL’s Mexican branch took similar deductions for depreciation and labor expenses from 2004 to 2008. On June 30, 2009, the tax authorities proposed similar assessments against the Mexican branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006. We anticipate that a similar assessment will eventually be proposed against NDIL for 2004

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through 2008 and against NDIL II for 2007 to 2010. We believe that the potential assessments will range from $6 million to $26 million per year for the period from 2004 to 2010, and in the aggregate, would be approximately $90 million to $95 million. Although we believe that any assessments relating to the 2004 to 2010 years would also lack merit, a reserve has been recorded in accordance with GAAP. If these additional assessments were made and we ultimately did not prevail, we would be required to recognize additional tax expense for the amount of the aggregate over the current reserve.

Self-Insurance

We estimate the level of our liability related to insurance and record reserves for these amounts in our consolidated financial statements. Our estimates are based on the facts and circumstances specific to existing claims and our past experience with similar claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid. Although we believe our insurance coverage and reserve estimates are reasonable, a significant accident or other event that is not fully covered by insurance or contractual indemnity could occur and could materially affect our financial position and results of operations for a particular period.

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

On July 5, 2007, we received an inquiry from the United States Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, which provided freight forwarding and customs clearance services to some of our affiliates. To date, the inquiry has focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria. The Audit Committee of our Board of Directors engaged outside counsel to review some of our transactions with this vendor, has received periodic updates at its regularly scheduled meetings, and the Chairman of the Audit Committee has received updates between meetings as circumstances warrant. The investigation includes a review of certain amounts paid to and by Panalpina in connection with obtaining permits for the temporary importation of equipment and clearance of goods and materials through customs. Both the SEC and the United States Department of Justice have been advised of our investigation. The ultimate outcome of this investigation or the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws cannot be determined at this time.

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

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements involve agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2005. Potential contingent consideration is based on future operating results of the acquired business. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We cannot estimate the potential future maximum payments that might arise under our indemnification guarantees.

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors and guarantees representing contingent consideration in connection with the business combination:

	Maximum Amount
	Remainder
	of 2010	2011	2012	Thereafter	Total
(In thousands)

Financial standby letters of credit and other financial surety instruments	$46,515	$40,504	$354	$—	$87,373
Contingent consideration in acquisition	—	4,250	—	—	4,250

Total	$46,515	$44,754	$354	$—	$91,623

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10	Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations follows:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2010	2009	2010	2009
(In thousands, except per share amounts)

Net income (loss) attributable to Nabors (numerator):
Net income (loss) attributable to Nabors — basic	$43,621	$(192,986)	$83,821	$(67,816)
Add interest expense on assumed conversion of our 0.94% senior exchangeable notes due 2011, net of tax(1)	—	—	—	—

Adjusted net income (loss) attributable to Nabors — diluted	$43,621	$(192,986)	$83,821	$(67,816)

Earnings (losses) per share:
Basic	$.15	$(.68)	$.29	$(.24)
Diluted	$.15	$(.68)	$.29	$(.24)
Shares (denominator):
Weighted-average number of shares outstanding — basic(2)	285,181	283,154	284,927	283,126
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	4,615	—	5,339	—
Assumed conversion of our 0.94% senior exchangeable notes due 2011(1)	—	—	—	—

Weighted-average number of shares outstanding — diluted	289,796	283,154	290,266	283,126

(1)	Diluted earnings (losses) per share for the three and six months ended June 30, 2010 and 2009 exclude any incremental shares issuable upon exchange of the 0.94% senior exchangeable notes due 2011. Between 2008 and through June 30, 2010, we purchased approximately $1.3 billion par value of these notes in the open market, leaving approximately $1.4 billion par value outstanding. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we would be required to pay cash up to the principal amount of the notes exchanged. We would issue an incremental number of shares only upon exchange of these notes. These shares are included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation only when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur during the three or six months ended June 30, 2010 and 2009.

(2)	On July 31, 2009, the exchangeable shares of Nabors Exchangeco were exchanged for Nabors common shares on a one-for-one basis. Basic shares outstanding included (1) the weighted-average number of common shares and restricted stock of Nabors and (2) the weighted-average number of exchangeable shares of Nabors Exchangeco: 285.2 million and 284.9 million shares, cumulatively, for the three and six months ended June 30, 2010, 283.1 million and .1 million shares, respectively, for the three months ended June 30, 2009 and 283.0 million and .1 million shares, respectively, for the six months ended June 30, 2009.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For all periods presented, the computation of diluted earnings (losses) per share excluded outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because their inclusion would have been anti-dilutive and because they were not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would have potentially diluted earnings per share in the future were 14,894,841 and 35,783,476 shares during the three months ended June 30, 2010 and 2009, respectively, and 12,475,355 and 33,403,319 shares during the six months ended June 30, 2010 and 2009, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants are included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because it is considered a participating security.

Note 11	Supplemental Balance Sheet and Income Statement Information

At June 30, 2010, other long-term assets included a deposit of $40.0 million of restricted funds held at a financial institution to assure future credit availability for an unconsolidated affiliate. This cash is excluded from cash and cash equivalents in the Consolidated Balance Sheets and Statements of Cash Flows.

Accrued liabilities included the following:

	June 30,	December 31,
	2010	2009
(In thousands)

Accrued compensation	$99,995	$79,195
Deferred revenue	60,743	57,563
Other taxes payable	21,549	33,126
Workers’ compensation liabilities	31,944	31,944
Interest payable	78,347	78,607
Due to joint venture partners	25,641	25,641
Warranty accrual	5,177	6,970
Litigation reserves	13,636	11,951
Professional fees	3,820	3,390
Current deferred tax liability	—	8,793
Other accrued liabilities	13,620	9,157

	$354,472	$346,337

Investment income included the following:

	Six Months Ended June 30,
	2010		2009
(In thousands)

Interest and dividend income	$3,564		$13,795
Gains (losses) on investments, net	(3,399	)(1)	13,594

	$165		$27,389

(1)	Includes unrealized losses of $6.4 million from our trading securities.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net included the following:

	Six Months Ended June 30,
	2010		2009
(In thousands)

Losses on sales and retirements of long-lived assets	$3,804		$4,419
Litigation expenses	3,927		2,943
Foreign currency transaction losses (gains)	15,019	(1)	690
Losses (gains) on derivative instruments	391		(1,606)
Losses (gains) on early debt extinguishment	7,033		(15,969)
Other gains	1,087		(34)

	$31,261		$(9,557)

(1)	Includes $(8.2) million of foreign currency exchange losses for operations in Venezuela related to the Venezuela government’s decision to devalue its currency in January 2010.

Comprehensive income (loss) totaled $(34.0) and $(39.8) million for the three months ended June 30, 2010 and 2009, respectively.

Impairments and other charges included the following:

	Six Months Ended
	June 30,
	2010	2009
(In thousands)

Goodwill impairment	$—	$14,689	(1)
Impairment of long-lived assets to be disposed of other than by sale	—	64,229	(2)
Impairment of oil and gas financing receivable	—	112,516	(3)
Credit related impairment on investment	—	35,649	(4)

Total impairments and other charges	$—	$227,083

(1)	Relates to Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating segments. This impairment eliminated the remaining goodwill balance related to operations in Canada and was deemed necessary due to the continued downturn in the oil and gas industry in Canada and lack of certainty regarding eventual recovery in the value of these operations.

(2)	Includes retirement of some inactive rigs and rig components in our U.S. Offshore, Alaska, Canada and International Contract Drilling segments which reduced their aggregate carrying value from $69.0 million to their estimated aggregate salvage value. The impairment charges resulted from the continued deterioration and longer than expected downturn in the demand for oil and gas drilling activities.

(3)	Includes impairment to some of our oil and gas financing receivables. During 2009, the lower price environment significantly reduced demand for future gas production and development in the Barnett Shale area of north central Texas, and influenced our decision not to expend capital on some of the undeveloped acreage.

(4)	Includes other-than-temporary impairment to an available-for-sale debt security. This impairment related to an investment in a corporate bond that was downgraded to non-investment grade level by Standard and Poor’s and Moody’s Investors Service during 2009. These downgrades as well as the length of time and

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extent to which the market value had been less than our cost led to our decision that the impairment was other-than-temporary.

Note 12	Segment Information

The following table sets forth financial information with respect to our reportable segments:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2010	2009	2010	2009
(In thousands)

Operating revenues and Earnings (losses) from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$303,417	$249,859	$574,914	$639,738
U.S. Land Well-servicing	104,860	100,080	202,851	234,442
U.S. Offshore	38,978	41,947	77,176	102,339
Alaska	43,385	53,207	93,179	115,989
Canada	60,759	45,651	176,315	159,245
International	267,007	327,551	512,351	670,207

Subtotal Contract Drilling(2)	818,406	818,295	1,636,786	1,921,960
Oil and Gas(3)	20,202	(6,001)	37,526	(66,045)
Other Operating Segments(4)(5)	107,749	104,931	203,262	260,399
Other reconciling items(6)	(31,081)	(57,483)	(56,588)	(122,954)

Total	$915,276	$859,742	$1,820,986	$1,993,360

Adjusted income derived from operating activities:(7)
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$58,169	$70,075	$118,455	$199,317
U.S. Land Well-servicing	3,231	6,192	10,416	19,850
U.S. Offshore	8,104	6,724	15,477	23,554
Alaska	12,388	16,374	26,345	37,199
Canada	(9,497)	(10,538)	5,385	2,797
International	64,972	101,303	118,551	204,278

Subtotal Contract Drilling(2)	137,367	190,130	294,629	486,995
Oil and Gas(3)	147	(15,228)	(580)	(86,562)
Other Operating Segments(4)(5)	8,317	5,321	15,207	24,275
Other reconciling items(8)	(20,914)	(106,775)	(45,883)	(152,177)

Total adjusted income derived from operating activities	$124,917	$73,448	$263,373	$272,531
Interest expense	(65,226)	(66,027)	(131,971)	(133,105)
Investment income	2,525	18,248	165	27,389
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(10,952)	(6,689)	(31,261)	9,557
Impairments and other charges	—	(227,083)	—	(227,083)

Income (loss) before income taxes	51,264	(208,103)	100,306	(50,711)
Income tax expense (benefit)	8,202	(14,897)	18,146	18,376

Net income (loss)	43,062	(193,206)	82,160	(69,087)
Less: Net loss attributable to noncontrolling interest	559	220	1,661	1,271

Net income (loss) attributable to Nabors	$43,621	$(192,986)	$83,821	$(67,816)

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2010	2009
(In thousands)

Total assets:
Contract Drilling:(9)
U.S. Lower 48 Land Drilling	$2,649,472	$2,609,101
U.S. Land Well-servicing	590,652	594,456
U.S. Offshore	441,083	440,556
Alaska	349,672	373,146
Canada	940,209	984,740
International	3,164,646	3,151,513

Subtotal Contract Drilling	8,135,734	8,153,512
Oil and Gas(10)	899,217	835,465
Other Operating Segments(11)	544,167	502,501
Other reconciling items(9)(12)	921,023	1,153,212

Total assets	$10,500,141	$10,644,690

(1)	These segments include our drilling, well-servicing and workover operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $2.9 million and $.6 million for the three months ended June 30, 2010 and 2009, respectively, and $3.0 million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $4.6 million and $(11.0) million for the three months ended June 30, 2010 and 2009, respectively, and $5.1 million and $(83.3) million for the six months ended June 30, 2010 and 2009, respectively.

(4)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $2.7 million and $2.3 million for the three months ended June 30, 2010 and 2009, respectively, and $5.8 million and $8.8 million for the six months ended June 30, 2010 and 2009, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from “Operating revenues” and then adding “Earnings (losses) from unconsolidated affiliates.” These amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that these financial measures are an accurate reflection of our ongoing profitability. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(9)	Includes $52.8 million and $49.8 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2010 and December 31, 2009, respectively.

(10)	Includes $198.6 million and $190.1 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2010 and December 31, 2009, respectively.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Includes $68.0 million and $65.8 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2010 and December 31, 2009, respectively.

(12)	Includes $1.9 million and $.9 million of investments in unconsolidated affiliates accounted for using the cost method as of June 30, 2010 and December 31, 2009, respectively.

Note 13	Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, statements of income for the three and six months ended June 30, 2010 and 2009, and the consolidating statements of cash flows for the six months ended June 30, 2010 and 2009 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the 4.875% senior notes issued by Nabors Holdings 1, ULC, (c) Nabors Holdings 1, ULC, issuer of the 4.875% senior notes, (d) the nonguarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	June 30, 2010
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$14,630	$2,776	$—	$730,187	$—	$747,593
Short-term investments	—	—	—	145,283	—	145,283
Accounts receivable, net	—	—	—	762,589	—	762,589
Inventory	—	—	—	107,549	—	107,549
Deferred income taxes	—	—	—	128,555	—	128,555
Other current assets	50	18,203	—	115,586	—	133,839

Total current assets	14,680	20,979	—	1,989,749	—	2,025,408
Long-term investments and other receivables	—	—	—	93,965	—	93,965
Property, plant and equipment, net	—	46,012	—	7,595,551	—	7,641,563
Goodwill	—	—	—	164,078	—	164,078
Intercompany receivables	162,281	123,504	—	230,784	(516,569)	—
Investment in unconsolidated affiliates	5,040,905	5,181,022	—	2,171,999	(12,072,633)	321,293
Other long-term assets	—	27,008	—	226,826	—	253,834

Total assets	$5,217,866	$5,398,525	$—	$12,472,952	$(12,589,202)	$10,500,141

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,345,510	$—	$309	$—	$1,345,819
Trade accounts payable	3	—	—	255,473	—	255,476
Accrued liabilities	1,555	78,120	—	274,797	—	354,472
Income taxes payable	—	9,389	—	22,926	—	32,315

Total current liabilities	1,558	1,433,019	—	553,505	—	1,988,082
Long-term debt	—	2,364,334	—	369	—	2,364,703
Other long-term liabilities	—	4,864	—	239,287	—	244,151
Deferred income taxes	—	127,147	—	547,649	—	674,796
Intercompany payable	—	—	—	516,569	(516,569)	—

Total liabilities	1,558	3,929,364	—	1,857,379	(516,569)	5,271,732

Shareholders’ equity	5,216,308	1,469,161	—	10,603,472	(12,072,633)	5,216,308
Noncontrolling interest	—	—	—	12,101	—	12,101

Total equity	5,216,308	1,469,161	—	10,615,573	(12,072,633)	5,228,409

Total liabilities and equity	$5,217,866	$5,398,525	$—	$12,472,952	$(12,589,202)	$10,500,141

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$11,702	$135	$—	$915,978	$—	$927,815
Short-term investments	—	—	—	163,036	—	163,036
Accounts receivable, net	—	—	—	724,040	—	724,040
Inventory	—	—	—	100,819	—	100,819
Deferred income taxes	—	—	—	125,163	—	125,163
Other current assets	50	22,686	—	113,055	—	135,791

Total current assets	11,752	22,821	—	2,142,091	—	2,176,664
Long-term investments and other receivables	—	—	—	100,882	—	100,882
Property, plant and equipment, net	—	46,473	—	7,599,577	—	7,646,050
Goodwill	—	—	—	164,265	—	164,265
Intercompany receivables	233,482	415,006	—	230,784	(879,272)	—
Investment in unconsolidated affiliates	4,923,949	5,110,430	—	2,168,884	(11,896,655)	306,608
Other long-term assets	—	29,952	—	220,269	—	250,221

Total assets	$5,169,183	$5,624,682	$—	$12,626,752	$(12,775,927)	$10,644,690

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$163	$—	$163
Trade accounts payable	20	8	—	226,395	—	226,423
Accrued liabilities	1,507	78,359	—	266,471	—	346,337
Income taxes payable	—	9,530	—	26,169	—	35,699

Total current liabilities	1,527	87,897	—	519,198	—	608,622
Long-term debt	—	3,939,896	—	709	—	3,940,605
Other long-term liabilities	—	3,446	—	236,611	—	240,057
Deferred income taxes	—	112,760	—	560,667	—	673,427
Intercompany payable	—	—	—	879,272	(879,272)	—

Total liabilities	1,527	4,143,999	—	2,196,457	(879,272)	5,462,711

Shareholders’ equity	5,167,656	1,480,683	—	10,415,972	(11,896,655)	5,167,656
Noncontrolling interest	—	—	—	14,323	—	14,323

Total equity	5,167,656	1,480,683	—	10,430,295	(11,896,655)	5,181,979

Total liabilities and equity	$5,169,183	$5,624,682	$—	$12,626,752	$(12,775,927)	$10,644,690

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2010
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$905,058	$—	$905,058
Earnings (losses) from unconsolidated affiliates	—	—	—	10,218	—	10,218
Earnings (losses) from consolidated affiliates	40,070	54,499	—	23,802	(118,371)	—
Investment income	3	—	—	2,522	—	2,525
Intercompany interest income	—	17,828	—	—	(17,828)	—

Total revenues and other income	40,073	72,327	—	941,600	(136,199)	917,801

Costs and other deductions:
Direct costs	—	—	—	524,240	—	524,240
General and administrative expenses	1,573	108	—	79,497	(182)	80,996
Depreciation and amortization	—	700	—	175,501	—	176,201
Depletion	—	—	—	8,922	—	8,922
Interest expense	—	67,516	—	(2,290)	—	65,226
Intercompany interest expense	—	—	—	17,828	(17,828)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(5,121)	9,781	—	6,110	182	10,952

Total costs and other deductions	(3,548)	78,105	—	809,808	(17,828)	866,537

Income (loss) before income taxes	43,621	(5,778)	—	131,792	(118,371)	51,264
Income tax expense (benefit)	—	(22,302)	—	30,504	—	8,202

Net income (loss)	43,621	16,524	—	101,288	(118,371)	43,062
Less: Net loss attributable to noncontrolling interest	—	—	—	559	—	559

Net income (loss) attributable to Nabors	$43,621	$16,524	$—	$101,847	$(118,371)	$43,621

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2009
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$867,869	$—	$867,869
Earnings (losses) from unconsolidated affiliates	—	—	—	(8,127)	—	(8,127)
Earnings (losses) from consolidated affiliates	(175,301)	(227,595)	(90,745)	(260,209)	753,850	—
Investment income	13	528	—	17,707	—	18,248
Intercompany interest income	—	14,979	2,194	—	(17,173)	—

Total revenues and other income	(175,288)	(212,088)	(88,551)	617,240	736,677	877,990

Costs and other deductions:
Direct costs	—	—	—	453,922	—	453,922
General and administrative expenses	17,698	60	—	146,295	(245)	163,808
Depreciation and amortization	—	—	—	165,974	—	165,974
Depletion	—	—	—	2,590	—	2,590
Interest expense	—	72,287	2,141	(8,401)	—	66,027
Intercompany interest expense	—	—	—	17,173	(17,173)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	—	843	(11,111)	16,712	245	6,689
Impairments and other charges	—	—	—	227,083	—	227,083

Total costs and other deductions	17,698	73,190	(8,970)	1,021,348	(17,173)	1,086,093

Income (loss) before income taxes	(192,986)	(285,278)	(79,581)	(404,108)	753,850	(208,103)
Income tax expense (benefit)	—	(21,343)	17,453	(11,007)	—	(14,897)

Net income (loss)	(192,986)	(263,935)	(97,034)	(393,101)	753,850	(193,206)
Less: Net loss attributable to noncontrolling interest	—	—	—	220	—	220

Net income (loss) attributable to Nabors	$(192,986)	$(263,935)	$(97,034)	$(392,881)	$753,850	$(192,986)

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2010
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,807,107	$—	$1,807,107
Earnings (losses) from unconsolidated affiliates	—	—	—	13,879	—	13,879
Earnings (losses) from consolidated affiliates	74,016	72,275	—	8,010	(154,301)	—
Investment income	7	—	—	158	—	165
Intercompany interest income	—	35,943	—	—	(35,943)	—

Total revenues and other income	74,023	108,218	—	1,829,154	(190,244)	1,821,151

Costs and other deductions:
Direct costs	—	—	—	1,036,642	—	1,036,642
General and administrative expenses	3,783	179	—	153,129	(272)	156,819
Depreciation and amortization	—	1,561	—	346,914	—	348,475
Depletion	—	—	—	15,677	—	15,677
Interest expense	—	137,715	—	(5,744)	—	131,971
Intercompany interest expense	—	—	—	35,943	(35,943)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(13,581)	21,292	—	23,278	272	31,261

Total costs and other deductions	(9,798)	160,747	—	1,605,839	(35,943)	1,720,845

Income (loss) before income taxes	83,821	(52,529)	—	223,315	(154,301)	100,306
Income tax expense (benefit)	—	(46,177)	—	64,323	—	18,146

Net income (loss)	83,821	(6,352)	—	158,992	(154,301)	82,160
Less: Net loss attributable to noncontrolling interest	—	—	—	1,661	—	1,661

Net income (loss) attributable to Nabors	$83,821	$(6,352)	$—	$160,653	$(154,301)	$83,821

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2009
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$2,065,914	$—	$2,065,914
Earnings (losses) from unconsolidated affiliates	—	—	—	(72,554)	—	(72,554)
Earnings (losses) from consolidated affiliates	(53,028)	(186,688)	(86,759)	(243,740)	570,215	—
Investment income	50	2,343	1	24,995	—	27,389
Intercompany interest income	—	29,250	4,442	—	(33,692)	—

Total revenues and other income	(52,978)	(155,095)	(82,316)	1,774,615	536,523	2,020,749

Costs and other deductions:
Direct costs	—	—	—	1,119,209	—	1,119,209
General and administrative expenses	23,450	208	1	247,863	(371)	271,151
Depreciation and amortization	—	150	—	324,976	—	325,126
Depletion	—	—	—	5,343	—	5,343
Interest expense	—	145,768	4,563	(17,226)	—	133,105
Intercompany interest expense	—	—	—	33,692	(33,692)	—
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	(8,612)	(9,219)	(6,137)	14,040	371	(9,557)

Impairments and other charges	—	—	—	227,083	—	227,083
Total costs and other deductions	14,838	136,907	(1,573)	1,954,980	(33,692)	2,071,460

Income (loss) before income taxes	(67,816)	(292,002)	(80,743)	(180,365)	570,215	(50,711)
Income tax expense (benefit)	—	(38,966)	17,081	40,261	—	18,376

Net income (loss)	(67,816)	(253,036)	(97,824)	(220,626)	570,215	(69,087)
Less: Net loss attributable to noncontrolling interest	—	—	—	1,271	—	1,271

Net income (loss) attributable to Nabors	$(67,816)	$(253,036)	$(97,824)	$(219,355)	$570,215	$(67,816)

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$88,082	$279,825	$—	$102,002	$—	$469,909

Cash flows from investing activities:
Purchases of investments	—	—	—	(27,988)	—	(27,988)
Sales and maturities of investments	—	—	—	27,997	—	27,997
Investment in unconsolidated affiliates	—	—	—	(10,936)	—	(10,936)
Capital expenditures	—	—	—	(369,455)	—	(369,455)
Proceeds from sales of assets and insurance claims	—	—	—	17,567	—	17,567
Cash paid for investments in consolidated affiliates	(88,000)	—	—	—	88,000	—

Net cash provided by (used for) investing activities	(88,000)	—	—	(362,815)	88,000	(362,815)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(6,130)	—	(6,130)
Proceeds from issuance of common shares, net	4,733	—	—	—	—	4,733
Reduction in long-term debt	—	(273,605)	—	—	—	(273,605)
Repurchase of equity component of convertible debt	—	(4,712)	—	—	—	(4,712)
Settlement of call options and warrants, net	—	1,133	—	—	—	1,133
Purchase of restricted stock	(1,887)	—	—	—	—	(1,887)
Tax benefit related to share-based awards	—	—	—	(45)	—	(45)
Proceeds from parent contributions	—	—	—	88,000	(88,000)	—

Net cash (used for) provided by financing activities	2,846	(277,184)	—	81,825	(88,000)	(280,513)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6,803)	—	(6,803)

Net (decrease) increase in cash and cash equivalents	2,928	2,641	—	(185,791)	—	(180,222)
Cash and cash equivalents, beginning of period	11,702	135	—	915,978	—	927,815

Cash and cash equivalents, end of period	$14,630	$2,776	$—	$730,187	$—	$747,593

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2009
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$899	$(364,872)	$(727)	$1,372,015	$—	$1,007,315

Cash flows from investing activities:
Purchases of investments	—	—	—	(22,614)	—	(22,614)
Sales and maturities of investments	—	—	—	39,592	—	39,592
Investment in unconsolidated affiliates	—	—	—	(100,670)	—	(100,670)
Capital expenditures	—	—	—	(710,849)	—	(710,849)
Proceeds from sales of assets and insurance claims	—	—	—	12,791	—	12,791
Cash paid for investments in consolidated affiliates	(7,900)	—	—	—	7,900	—

Net cash provided by (used for) investing activities	(7,900)	—	—	(781,750)	7,900	(781,750)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(15,715)	—	(15,715)
Proceeds from long-term debt	—	1,124,978	—	—	—	1,124,978
Debt issuance costs	—	(8,699)	—	—	—	(8,699)
Intercompany debt	—	(56,575)	56,575	—	—	—
Proceeds from issuance of common shares, net	549	—	—	—	—	549
Reduction in long-term debt	—	(688,195)	(56,766)	(251)	—	(745,212)
Repurchase of equity component of convertible debt	—	(1,541)	—	—	—	(1,541)
Purchase of restricted stock	(1,496)	—	—	—	—	(1,496)
Tax benefit related to share-based awards	—	105	—	—	—	105
Proceeds from parent contributions	—	—	—	7,900	(7,900)	—

Net cash (used for) provided by financing activities	(947)	370,073	(191)	(8,066)	(7,900)	352,969

Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,032	—	3,032

Net (decrease) increase in cash and cash equivalents	(7,948)	5,201	(918)	585,231	—	581,566
Cash and cash equivalents, beginning of period	8,291	96	1,259	432,441	—	442,087

Cash and cash equivalents, end of period	$343	$5,297	$341	$1,017,672	$—	$1,023,653

Note 14	Subsequent Events

On August 6, 2010, we entered into a definitive merger agreement with Superior Well Services, Inc. (“Superior”) which contemplates that Nabors will commence a cash tender offer to acquire all of the issued and outstanding common shares of Superior at a price of $22.12 per share, or approximately $700 million. When combined with Superior’s outstanding debt and preferred stock, the total value of the transaction is approximately $900 million. The closing of the transaction is subject to customary closing conditions. We anticipate that closing of this transaction will occur in the third or fourth quarter of 2010.

Superior provides a wide range of wellsite solutions to oil and natural gas companies, primarily technical pumping services and down-hole surveying services. Substantially all of its customers are U.S. oil and natural gas exploration and production companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of June 30, 2010, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and the consolidated statement of cash flows and of changes in equity for the six-month periods ended June 30, 2010 and 2009. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

Houston, Texas
August 9, 2010

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

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, well-servicing and workover operations, on land and offshore. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in our Other Operating Segments.

Natural gas prices are the primary drivers of our U.S. Lower 48 Land Drilling and Canadian Contract Drilling operations, while oil prices are the primary driver in our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $4.23 per million cubic feet (mcf) during the 12-month period ended June 30, 2010, down from a $5.93 per mcf average during the prior 12 months. West Texas intermediate spot oil prices (per Bloomberg) averaged $75.17 per barrel for the 12 months ended June 30, 2010, up from a $70.44 per barrel average during the preceding 12 months.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended June 30, 2010 totaled $915.3 million, representing an increase of $55.5 million, or 6% as compared to the three months ended June 30, 2009, and $1.8 billion for the six months ended June 30, 2010, representing a decrease of $172.4 million, or 9%, as compared to the six months ended June 30, 2009. Adjusted income derived from operating activities for the three months ended June 30, 2010 totaled $124.9 million, representing an increase of 70%, compared to the three months ended June 30, 2009. Net income attributable to Nabors totaled $43.6 million ($.15 per diluted share) for the three months ended June 30, 2010 as compared to a net loss attributable to Nabors of $193.0 million ($ (.68) per diluted share) during the 2009 corresponding quarter. Adjusted income derived from operating activities for the six months ended June 30, 2010 decreased by 3% totaling $263.4 million compared to the six months ended June 30, 2009. Net income attributable to Nabors for the six months ended June 30, 2010 totaled $83.8 million ($.29 per diluted share), compared to the net loss attributable to Nabors during the six months ended June 30, 2009 of $ 67.8 million ($ (.24) per diluted share).

Our operating results during the six months ended June 30, 2010 were lower than the corresponding 2009 period primarily due to the continuing weak environment in our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Alaska, U.S. Offshore and International operations where activity levels and demand for our drilling rigs have decreased substantially in response to sustained oil and gas price deterioration and an unpredictable recovery of the economic environment. Operating results have been further negatively impacted by higher levels of depreciation expense due to our increased capital expenditures in recent years.

Excluding the impairments and other charges recorded during 2009, our operating results for 2010 are expected to approximate levels realized during 2009 based on anticipated continuation of lower commodity prices during 2010 and the related impact on drilling and well-servicing activity and dayrates. Additionally, operating results have been and continue to be impacted in our U.S. Offshore segment by our customers’ suspension of most operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. We expect our International results to decline during 2010 as a result of lower drilling activity and utilization, partially offset by the deployment of new and incremental rigs under long-term contracts and the renewal of multi-year contracts. We expect the decrease in drilling activity and dayrates to continue to adversely impact our U.S. Lower 48 Land Drilling and Alaska operations for 2010, as compared to 2009, because the number of working rigs and average dayrates have declined. Although rig count is expected to be lower overall, the reductions consist primarily of lower yielding assets, with some higher margin contracts remaining in place and some contracts rolling over at lower current-market rates. Our investments in new and upgraded rigs over the past five years have resulted in long-term contracts which we expect will enhance our competitive position when market conditions improve.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates:
Contract Drilling: (1)
U.S. Lower 48 Land Drilling	$303,417	$249,859	$53,558	21%	$574,914	$639,738	$(64,824)	(10%)
U.S. Land Well-servicing	104,860	100,080	4,780	5%	202,851	234,442	(31,591)	(13%)
U.S. Offshore	38,978	41,947	(2,969)	(7%)	77,176	102,339	(25,163)	(25%)
Alaska	43,385	53,207	(9,822)	(18%)	93,179	115,989	(22,810)	(20%)
Canada	60,759	45,651	15,108	33%	176,315	159,245	17,070	11%
International	267,007	327,551	(60,544)	(18%)	512,351	670,207	(157,856)	(24%)

Subtotal Contract Drilling(2)	818,406	818,295	111	0%	1,636,786	1,921,960	(285,174)	(15%)
Oil and Gas(3)	20,202	(6,001)	26,203	437%	37,526	(66,045)	103,571	157%
Other Operating Segments(4)(5)	107,749	104,931	2,818	3%	203,262	260,399	(57,137)	(22%)
Other reconciling items(6)	(31,081)	(57,483)	26,402	46%	(56,588)	(122,954)	66,366	54%

Total	$915,276	$859,742	$55,534	6%	$1,820,986	$1,993,360	$(172,374)	(9%)

Adjusted income derived from operating activities(7):
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$58,169	$70,075	$(11,906)	(17%)	$118,455	$199,317	$(80,862)	(41%)
U.S. Land Well-servicing	3,231	6,192	(2,961)	(48%)	10,416	19,850	(9,434)	(48%)
U.S. Offshore	8,104	6,724	1,380	21%	15,477	23,554	(8,077)	(34%)
Alaska	12,388	16,374	(3,986)	(24%)	26,345	37,199	(10,854)	(29%)
Canada	(9,497)	(10,538)	1,041	10%	5,385	2,797	2,588	93%
International	64,972	101,303	(36,331)	(36%)	118,551	204,278	(85,727)	(42%)

Subtotal Contract Drilling(2)	137,367	190,130	(52,763)	(28%)	294,629	486,995	(192,366)	(40%)
Oil and Gas(3)	147	(15,228)	15,375	101%	(580)	(86,562)	85,982	99%
Other Operating Segments(5)(6)	8,317	5,321	2,996	56%	15,207	24,275	(9,068)	(37%)
Other reconciling items(8)	(20,914)	(106,775)	85,861	80%	(45,883)	(152,177)	106,294	70%

Total	$124,917	$73,448	$51,469	70%	$263,373	$272,531	$(9,158)	(3%)

Interest expense	(65,226)	(66,027)	801	1%	(131,971)	(133,105)	1,134	1%
Investment income	2,525	18,248	(15,723)	(86%)	165	27,389	(27,224)	(99%)
(Losses) gains on sales and retirements of long-lived assets and other income (expense), net	(10,952)	(6,689)	(4,263)	(64%)	(31,261)	9,557	(40,818)	(427%)
Impairments and other charges	—	(227,083)	227,083	100%	—	(227,083)	227,083	100%

Income (loss) before income taxes	51,264	(208,103)	259,367	125%	100,306	(50,711)	151,017	298%

Income tax expense (benefit)	8,202	(14,897)	23,099	155%	18,146	18,376	(230)	(1%)

Net income (loss)	43,062	(193,206)	236,268	122%	82,160	(69,087)	151,247	219%
Less: Net loss attributable to noncontrolling interest	559	220	339	154%	1,661	1,271	390	31%

Net income (loss) attributable to Nabors	$43,621	$(192,986)	$236,607	123%	$83,821	$(67,816)	$151,637	224%

Rig activity:
Rig years:(9)
U.S. Lower 48 Land Drilling	172.3	142.9	29.4	21%	165.5	167.7	(2.2)	(1%)
U.S. Offshore	11.0	12.2	(1.2)	(10%)	11.5	13.7	(2.2)	(16%)
Alaska	8.0	11.3	(3.3)	(29%)	8.5	11.6	(3.1)	(27%)
Canada	17.7	11.1	6.6	59%	26.2	22.7	3.5	15%
International(10)	97.6	104.1	(6.5)	(6%)	93.0	109.0	(16.0)	(15%)

Total rig years	306.6	281.6	25.0	9%	304.7	324.7	(20.0)	(6%)

Rig hours:(11)
U.S. Land Well-servicing	157,199	142,797	14,402	10%	305,546	322,364	(16,818)	(5%)
Canada Well-servicing	32,211	23,896	8,315	35%	78,243	74,120	4,123	6%

Total rig hours	189,410	166,693	22,717	14%	383,789	396,484	(12,695)	(3%)

(1)	These segments include our drilling, well-servicing and workover operations, on land and offshore.

(2)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $2.9 million and $.6 million for the three months ended June 30, 2010 and 2009, respectively, and $3.0 million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $4.6 million and $(11.0) million for the three months ended June 30, 2010 and 2009, respectively, and $5.1 million and $(83.3) million for the six months ended June 30, 2010 and 2009, respectively.

(4)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $2.7 million and $2.3 million for the three months ended June 30, 2010 and 2009, respectively, and $5.8 million and $8.8 million for the six months ended June 30, 2010 and 2009, respectively.

(6)	Represents the elimination of inter-segment transactions.

(7)	Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from “Operating revenues” and then adding “Earnings (losses) from unconsolidated affiliates.” These amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that these financial measures are an accurate reflection of our ongoing profitability. A reconciliation of this non-GAAP measure to income before income taxes, which is a GAAP measure, is provided within the above table.

(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(9)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(10)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 2.4 years and 2.3 years during the three months ended June 30, 2010 and 2009, respectively, and 2.5 years and 2.6 years during the six months ended June 30, 2010 and 2009, respectively.

(11)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, well-servicing and workover, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$303,417	$249,859	$53,558	21%	$574,914	$639,738	$(64,824)	(10%)
Adjusted income derived from operating activities	$58,169	$70,075	$(11,906)	(17%)	$118,455	$199,317	$(80,862)	(41%)
Rig years	172.3	142.9	29.4	21%	165.5	167.7	(2.2)	(1%)

Operating revenues increased during the three months ended June 30, 2010 compared to the prior year quarter primarily due to an increase in drilling activity despite lower average dayrates and lower natural gas prices. This increase was partially offset by the decrease in early contract termination revenue. Operating revenues related to early contract termination during the three months ended June 30, 2010 included $2.5 million as compared to the prior-year quarter early contract termination revenue of $35.1 million. Adjusted income derived from operating activities decreased during the three months ended June 30, 2010 compared to the prior-year quarter primarily due to an increase in operating costs associated with the increased drilling activity.

Operating results decreased during the six months ended June 30, 2010 compared to the corresponding 2009 period primarily due to lower average dayrates and overall declines in drilling activity, driven by lower natural gas prices, as well as a decrease in early contract termination revenue. The decrease was partially offset by improvements in drilling activity during the second quarter of 2010. Operating revenues related to early contract termination during the six months ended June 30, 2010 included $19.1 million as compared to prior-year period early contract termination revenue during the six months ended June 30, 2009 of $79.5 million. We expect to recognize revenues relating to early contract termination of contracts at a significantly diminished rate during 2010 relative to 2009.

U.S. Land Well-servicing.  The results of operations for this reportable segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,
	2010	2009	(Decrease)		2010	2009	Increase/ (Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$104,860	$100,080	$4,780	5%	$202,851	$234,442	$(31,591)	(13%)
Adjusted income derived from operating activities	$3,231	$6,192	$(2,961)	(48%)	$10,416	$19,850	$(9,434)	(48%)
Rig hours	157,199	142,797	14,402	10%	305,546	322,364	(16,818)	(5%)

Operating revenues increased during the three months ended June 30, 2010 compared to the prior year quarter primarily due to an increase in rig utilization driven by higher oil prices. Adjusted income derived from operating activities decreased during the three months ended June 30, 2010 compared to the prior year quarter primarily due to an increase in operating costs partially offset by lower general and administrative costs and depreciation expense.

Operating results decreased during the six months ended June 30, 2010 compared to the corresponding 2009 period primarily due to overall lower rig utilization. These decreases were partially offset by lower general and administrative costs and depreciation expense.

U.S. Offshore.  The results of operations for this reportable segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$38,978	$41,947	$(2,969)	(7%)	$77,176	$102,339	$(25,163)	(25%)
Adjusted income derived from operating activities	$8,104	$6,724	$1,380	21%	$15,477	$23,554	$(8,077)	(34%)
Rig years	11.0	12.2	(1.2)	(10%)	11.5	13.7	(2.2)	(16%)

Operating revenues decreased during the three and six months ended June 30, 2010 compared to the corresponding 2009 periods primarily due to lower average dayrates and utilization for the SuperSundownertm platform, workover jack-up, barge drilling, and Sundowner® platform rigs as drilling activities significantly declined after the first quarter of 2009 in response to the economic recession. Additionally, operating revenues were negatively impacted during the three months ended June 30, 2010 when our customers suspended most of their drilling operations in the Gulf of Mexico, largely as a result of their inability to procure government permits.

Adjusted income derived from operating activities increased during the three months ended June 30, 2010 compared to the corresponding 2009 quarter due to current-year deployment of a new MODStmrig and the related capital upgrade revenue. The decrease in adjusted income derived from operating activities during the six months ended June 30, 2010 compared to the corresponding 2009 period was primarily due to overall lower utilization and our customers’ suspension of their operations discussed above.

Alaska.  The results of operations for this reportable segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$43,385	$53,207	$(9,822)	(18%)	$93,179	$115,989	$(22,810)	(20%)
Adjusted income derived from operating activities	$12,388	$16,374	$(3,986)	(24%)	$26,345	$37,199	$(10,854)	(29%)
Rig years	8.0	11.3	(3.3)	(29%)	8.5	11.6	(3.1)	(27%)

The decrease in operating results during the three and six months ended June 30, 2010 compared to the corresponding 2009 periods were primarily due to decreases in average dayrates and drilling activity.

Canada.  The results of operations for this reportable segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$60,759	$45,651	$15,108	33%	$176,315	$159,245	$17,070	11%
Adjusted income (loss) derived from operating activities	$(9,497)	$(10,538)	$1,041	10%	$5,385	$2,797	$2,588	93%
Rig years	17.7	11.1	6.6	59%	26.2	22.7	3.5	15%
Rig hours	32,211	23,896	8,315	35%	78,243	74,120	4,123	6%

Operating results increased during the three and six months ended June 30, 2010 compared to the corresponding 2009 periods primarily as a result of an overall increase in well-servicing activity, driven by higher oil prices, and drilling activity, which offset the declines in average drilling dayrates and natural gas prices. Customer demand in the Canadian oil and gas markets has improved during 2010 in line with a slow economic recovery. Our operating results for the three and six months ended June 30, 2010 were positively impacted by cost reduction efforts, including lower general and administrative expenses. Additionally, revenues were positively impacted by the strengthening of the Canadian dollar versus the United States dollar because much of our customer revenue is denominated in Canadian dollars.

International.  The results of operations for this reportable segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$267,007	$327,551	$(60,544)	(18%)	$512,351	$670,207	$(157,856)	(24%)
Adjusted income derived from operating activities	$64,972	$101,303	$(36,331)	(36%)	$118,551	$204,278	$(85,727)	(42%)
Rig years	97.6	104.1	(6.5)	(6%)	93.0	109.0	(16.0)	(15%)

The decrease in operating results during the three and six months ended June 30, 2010 compared to the corresponding 2009 periods resulted primarily from decreases in average dayrates and lower utilization of rigs in Mexico and Saudi Arabia, which were driven by changes in drilling programs and longer lead times for formalization of project requirements in our key markets.

Oil and Gas.  The results of operations for this reportable segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$20,202	$(6,001)	$26,203	437%	$37,526	$(66,045)	$103,571	157%
Adjusted income (loss) derived from operating activities	$147	$(15,228)	$15,375	101%	$(580)	$(86,562)	$85,982	99%

Operating results increased during the three months ended June 30, 2010 compared to the corresponding 2009 quarter primarily as a result of an impairment recorded by our unconsolidated United States oil and gas joint venture during the second quarter of 2009, of which our proportionate share totaled $8.3 million. Additionally, operating results for the current quarter included a gain on the sale of producing properties by our unconsolidated international oil and gas joint venture in Colombia, of which our proportionate share totaled $4.6 million. Excluding the impairment, the increase in operating results are due to higher revenues primarily by our unconsolidated United States oil and gas joint venture.

Operating results increased during the six months ended June 30, 2010 compared to the corresponding 2009 period primarily as a result of our unconsolidated United States oil and gas joint venture’s full-cost ceiling test writedown recorded during the first quarter of 2009, of which our proportionate share totaled $75.0 million, and the $8.3 million impairment discussed above. The ceiling test writedown resulted from the application of the full-cost method of accounting for costs related to oil and natural gas properties. Additionally, operating results in 2010 were positively impacted by the gain recorded by our unconsolidated international oil and gas joint venture and higher revenues primarily by our unconsolidated United States oil and gas joint venture, as discussed above.

Other Operating Segments

These operations include our drilling technology and top-drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$107,749	$104,931	$2,818	3%	$203,262	$260,399	$(57,137)	(22%)
Adjusted income derived from operating activities	$8,317	$5,321	$2,996	56%	$15,207	$24,275	$(9,068)	(37%)

Operating results increased during the three months ended June 30, 2010 compared to the corresponding 2009 quarter due to increased service and equipment rental activity and continued demand for directional drilling in the Canada and United States markets.

The decrease in operating results during the six months ended June 30, 2010 compared to the corresponding 2009 period resulted from sustained declines in customer demand for our construction and logistics services in Alaska and overall lower capital equipment unit volumes and lower service and rental activity, only partially offset by increased demand for directional drilling in the Canada and United States markets.

OTHER FINANCIAL INFORMATION

General and administrative expenses

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

General and administrative expenses	$80,996	$163,808	$(82,812)	(51%)	$156,819	$271,151	$(114,332)	(42%)
General and administrative expenses as a percentage of operating revenues	8.9%	18.9%	(10%)	(53%)	8.7%	13.1%	(4%)	(34%)

General and administrative expenses decreased during the three and six months ended June 30, 2010 compared to the corresponding 2009 periods primarily as a result of a decrease of approximately $72.7 million and $92.6 million, respectively, in stock compensation expense. Total share-based compensation expense for the three months ended June 30, 2009 included $72.1 million of compensation expense related to previously granted restricted stock and option awards held by Messrs. Isenberg and Petrello that was unrecognized as of April 1, 2009. The recognition of this expense during the second quarter of 2009 was a result of the provisions of their respective new employment agreements which effectively eliminated the risk of forfeiture of share-based awards. See Note 16 — Commitments and Contingencies to our 2009 Annual Report for further discussion. Additionally, decreases in wage-related expenses and other cost-reduction efforts across all business units have had a favorable impact on our operating results. In addition, these cost reductions have reduced general and administrative expenses as a percentage of operating revenues despite lower revenues during the six months ended June 30, 2010.

Depreciation and amortization, and depletion expense

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Depreciation and amortization expense	$176,201	$165,974	$10,227	6%	$348,475	$325,126	$23,349	7%
Depletion expense	$8,922	$2,590	$6,332	244%	$15,677	$5,343	$10,334	193%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three and six months ended June 30, 2010 compared to the corresponding 2009 periods primarily as a result of significant capital expenditures incurred over the recent years on fleet upgrades and enhancements.

Depletion expense.  Depletion expense increased during the three and six months ended June 30, 2010 compared to the corresponding 2009 periods primarily as a result of increased natural gas production volumes beginning late 2009.

Interest expense

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,
	2010	2009	(Decrease)		2010	2009	Increase/ (Decrease)
(In thousands, except percentages)

Interest expense	$65,226	$66,027	$(801)	(1%)	$131,971	$133,105	$(1,134)	(1%)

Interest expense decreased during the three and six months ended June 30, 2010 compared to the corresponding 2009 periods due to our lower debt balance, primarily resulting from repurchases of our 0.94% senior exchangeable notes. The decrease was partially offset by interest expense associated with our 9.25% senior notes that were issued in mid-January 2009 and decreases in capitalized interest.

Investment income

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Investment income	$2,525	$18,248	$(15,723)	(86%)	$165	$27,389	$(27,224)	(99%)

Investment income for the three and six months ended June 30, 2010 included unrealized losses of $1.9 million and $6.4 million, respectively, from our trading securities, partially offset by realized gains of $2.3 million and $3.0 million, respectively, and interest income of $2.1 million and $3.6 million, respectively, from our cash, other short-term and long-term investments.

Investment income for the three and six months ended June 30, 2009 included net unrealized gains of $9.3 million and $13.0 million, respectively, from our trading securities and interest and dividend income of $7.9 million and $13.8 million, respectively, from our cash, other short-term and long-term investments.

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$(10,952)	$(6,689)	$(4,263)	(64%)	$(31,261)	$9,557	$(40,818)	(427%)

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended June 30, 2010 represented a net loss of $11.0 million and included: (i) foreign currency exchange losses of approximately $5.7 million primarily related to Euro denominated monetary assets and (ii) losses of $4.2 million recognized on purchases of our 0.94% senior exchangeable notes due 2011.

For the six months ended June 30, 2010, the amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net represented a net loss of $31.3 million and included: (i) foreign currency exchange losses of approximately $15.0 million related to Euro and Venezuela Bolivar Fuerte denominated monetary assets, (ii) losses of approximately $7.0 million recognized on purchases of our 0.94% senior exchangeable notes due 2011, (iii) litigation expenses of approximately $3.9 million and (iv) losses on retirements of long-lived assets of approximately $3.8 million.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended June 30, 2009 included losses on retirements of long-lived assets of approximately $3.0 million, increases to litigation reserves of $1.1 million, a loss of $1.1 million on the fair value of our range cap and floor derivative and foreign currency exchange losses of approximately $1.7 million. For the six months ended June 30, 2009, the amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net included pre-tax gains of $16.0 million recognized on purchases of our

$2.75 billion 0.94% senior exchangeable notes due 2011, partially offset by losses on retirements of long-lived assets of approximately $4.4 million.

Impairments and other charges

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Impairments and other charges	$—	$227,083	$(227,083)	(100%)	$—	$227,083	$(227,083)	(100%)

The amount of impairments and other charges for the three and six months ended June 30, 2009 included: (i) goodwill impairment of $14.7 million to Nabors Blue Sky Ltd. eliminating the goodwill balance related to operations in Canada, (ii) retirement of some inactive rigs and rig components totaling $64.2 million, (iii) impairment of $112.5 million to some of our oil and gas financing receivables, influencing our decision not to expend capital on undeveloped acreage and (iv) other-than-temporary impairment of $35.6 million to an available-for-sale debt security.

Income tax rate

					Six Months
	Three Months Ended June 30,		Increase/		Ended June 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)

Effective Tax Rate	16.0%	7.2%	9%	122%	18.1%	(37.2%)	55%	149%

The increases in our effective income tax rate during the three and six months ended June 30, 2010 compared to the corresponding 2009 periods were a result of the proportion of income generated in the United States versus the non-United States jurisdictions in which we operate. Income generated in the United States is generally taxed at a higher rate than income generated in non-United States jurisdictions. We expect to incur a loss in the United States for the year which will produce a tax benefit.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and can also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2010 and 2009.

Operating Activities.  Net cash provided by operating activities (“operating cash flows”) totaled $469.9 million during the six months ended June 30, 2010 compared to net cash provided by operating activities of $1.0 billion during the corresponding 2009 period. Operating cash flows are our primary source of capital and liquidity. The factors that affect operating cash flows are largely the same as those that affect net earnings, with the exception of noncash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income adjusted for noncash components was approximately $501.8 million and $709.5 million for the six months ended June 30, 2010 and 2009, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. Changes in working capital items required $31.9 million in cash flows for the six months ended June 30, 2010 and provided $297.9 million in cash flows for the six months ended June 30, 2009.

Investing Activities.  Net cash used for investing activities totaled $362.8 million during the six months ended June 30, 2010 compared to net cash used for investing activities of $781.8 million during the corresponding 2009 period. During the six months ended June 30, 2010 and 2009, cash was used primarily for capital expenditures totaling $369.5 million and $710.8 million, respectively. Also during the six months ended June 30, 2009, cash was derived from sales of investments, net of purchases, totaling $17.0 million. During the six months ended June 30, 2010 and 2009, cash totaling $10.9 million and $100.7 million, respectively, was contributed to our investments in unconsolidated affiliates.

Financing Activities.  Net cash used for financing activities totaled $280.5 million during the six months ended June 30, 2010 compared to net cash provided by financing activities of $353.0 million during the corresponding 2009 period. During the six months ended June 30, 2010, cash was used to purchase $273.6 million of our 0.94% senior exchangeable notes due 2011. During the six months ended June 30, 2009, cash was derived from the receipt of $1.1 billion in proceeds, net of debt issuance costs, from the January 2009 issuance of 9.25% senior notes due 2019. Also during 2009, cash totaling $689.7 million was used to purchase our 0.94% senior exchangeable notes and cash totaling $56.8 million was used to repay our 4.875% senior notes.

Future Cash Requirements

As of June 30, 2010, we had total debt of $3.7 billion, including current maturities of $1.3 billion, and cash and investments of $986.8 million, including $94.0 million of long-term investments and other receivables. Long-term investments and other receivables included $86.6 million in oil and gas financing receivables.

As of June 30, 2010, the current portion of our long-term debt included $1.4 billion par value of Nabors Delaware’s 0.94% senior exchangeable notes that will mature in May 2011. We continue to assess our ability to meet this obligation, along with our other operating and capital requirements or other potential opportunities over the next 12 months, through a combination of cash on hand, future operating cash flows, possible disposition of non-core assets and our ability to access the capital markets, if required. We believe that through a combination of these sources, we will have sufficient liquidity to meet these obligations. However, there are a number of factors that could impact our plans, including our ability to access the financial markets at competitive rates if the financial markets are limited or restricted, a decline in oil and natural gas prices, a decline in demand for our services or market perceptions of us and our industry.

The senior exchangeable notes provide that upon an exchange, we would be required to pay holders of the notes cash up to the principal amount of the notes and our common shares for any amount that the exchange value of the notes exceeds the principal amount of the notes. The notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors common shares and the then-applicable exchange rate for the notes; or upon the occurrence of specified corporate transactions set forth in the indenture. On August 2, 2010, the closing market price for our common stock was $18.76 per share. If any of the events described above were to occur and the notes were exchanged at a purchase price equal to 100% of the principal amount of the notes before maturity in May 2011, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that in the event the price of our shares were to exceed $59.57 for the required period of time, the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes to other investors on the open market. However, there can be no assurance that the holders would not exchange the notes.

Between 2008 and through June 30, 2010, we have purchased approximately $1.3 billion par value of these notes in the open market for cash totaling $1.2 billion, leaving approximately $1.4 billion par value outstanding.

As of June 30, 2010, we had outstanding purchase commitments of approximately $283.3 million, primarily for rig-related enhancements, construction and sustaining capital expenditures and other operating expenses. Capital expenditures over the next 12 months, including the foregoing outstanding purchase commitments, are currently expected to approximate $1 billion, including currently planned rig-related enhancements, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities.

We have historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of our common shares. Future acquisitions may be paid for using existing cash or issuing debt or additional shares of our capital stock. Such capital expenditures and acquisitions will depend on our view of market conditions and other factors.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees)”.

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

In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through June 30, 2010, $464.5 million of our common shares had been repurchased under this program and we had an additional $35.5 million available.

See Note 16 — Commitments and Contingencies to our 2009 Annual Report for discussion relating to (i) employment agreements, effective April 1, 2009, that could result in significant cash payments of $100 million and $50 million to Messrs. Isenberg and Petrello, respectively, by Nabors if their employment were terminated in the event of death or disability or cash payments of $100 million and $45 million to Messrs. Isenberg and Petrello, respectively, by Nabors if their employment were terminated without Cause or in the event of a Change in Control (as defined) and (ii) off-balance sheet arrangements (including guarantees).

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and operating cash flows. As of June 30, 2010, we had cash and investments of $986.8 million (including $94.0 million of long-term investments and other receivables, inclusive of $86.6 million in oil and gas financing receivables) and working capital of $37.3 million. This compares to cash and investments of $1.2 billion (including $100.9 million of long-term investments and other receivables, inclusive of $92.5 million in oil and gas financing receivables) and working capital of $1.6 billion as of December 31, 2009.

Our gross funded-debt-to-capital ratio was 0.39:1 as of June 30, 2010 and 0.41:1 as of December 31, 2009. Our net funded-debt-to-capital ratio was 0.32:1 as of June 30, 2010 and 0.33:1 as of December 31, 2009.

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

Our interest-coverage ratio was 5.9:1 as of June 30, 2010 and 6.2:1 as of December 31, 2009. The interest-coverage ratio is a trailing 12-month quotient of the sum of net income (loss) attributable to Nabors, interest expense, depreciation and amortization, depletion expense, impairments and other charges, income tax expense (benefit) and our proportionate share of writedowns from our unconsolidated oil and gas joint ventures less investment income divided by cash interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

We had four letter of credit facilities with various banks as of June 30, 2010. We did not have any short-term borrowings outstanding at June 30, 2010 and December 31, 2009. Availability under our credit facilities was as follows:

	June 30,	December 31,
	2010	2009
(In thousands)

Credit available	$244,769	$245,442
Letters of credit outstanding, inclusive of financial and performance guarantees	(82,507)	(71,389)

Remaining availability	$162,262	$174,053

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Fitch Ratings, Moody’s Investors Service and Standard & Poor’s, which are currently “BBB+”, “Baa1” and “BBB+”, respectively, and our historical ability to access those markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access them or otherwise obtain financing in order to satisfy any payment obligation that might arise upon exchange or purchase of our notes and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. In addition, Standard & Poor’s affirmed its “BBB+” credit rating, but revised its outlook to negative from stable in early 2009 due primarily to worsening industry conditions. A credit downgrade could impact our ability to access credit markets.

Other Matters

Recent Legislation and Actions

As of June 30, 2010, we had four rigs working in Venezuela and we continue to engage in drilling operations in Venezuela. As of November 2009, the economy in Venezuela was determined to be highly inflationary based upon the blended Consumer Price Index and National Consumer Price Index. In January 2010, the Venezuelan government devalued its currency and established a dual structure. The official exchange rate was devalued to 2.6 Bolivar Fuerte (“Bsf”) to each United States dollar for food and heavy machine importers and to 4.30 Bsf to each United States dollar for non-essential goods and services.

For the three months ended June 30, 2010, our consolidated statement of income included revenue totaling $9.2 million for services provided in Venezuela and nominal foreign currency exchange losses based on the official rate of 4.30 Bsf/United States dollar. As of June 30, 2010, accounts receivable denominated in Bsf of Venezuelan customers included USD$4.6 million adjusted for the currency devaluation discussed above.

Recent Accounting Pronouncements

In December 2008, the SEC issued a final rule, “Modernization of Oil and Gas Reporting.” This rule revised some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Exchange Act, as well as Industry Guide 2. Effective December 31, 2009, the FASB issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s final rule. The amendments were designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation. The new standard also clarified that an entity’s equity-method investments must be considered in determining whether it has significant oil and gas activities. The disclosure requirements were effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after January 1, 2010; however, the FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities. We have significant oil and gas activities under the new definition when operating results from our wholly owned oil and gas activities are considered along with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting. In line with the one-year deferral, we will provide the oil and gas disclosures for annual financial statements for periods beginning after December 31, 2009 and will do so for registration statements filed on or after January 1, 2011.

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

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, is applied on a prospective basis beginning on or after June 15, 2010. We do not currently have contractual agreements that meet this criteria.

Critical Accounting Estimates

We disclosed our critical accounting estimates in our 2009 Annual Report and there have been no changes to those estimates.

During the three months ended June 30, 2010, we performed our impairment tests of goodwill for our reporting units. These tests did not require a second step measurement because the fair value of each reporting unit sufficiently exceeded its carrying value.

Risk Management

In February 2010, our Board of Directors established the Risk Oversight Committee which is responsible for

•	monitoring management’s identification and evaluation of major strategic, operational, regulatory, information and external risks inherent in our business,

•	reviewing the integrity of our systems of operational controls regarding legal and regulatory compliance, and

•	reviewing our processes for managing and mitigating operational risk.

As discussed in Item 1A. Risk Factors in our 2009 Annual Report, hazards inhere in the drilling, well-servicing and workover industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Our international operations are also subject to risks arising out of war, civil disturbances or other political events. We seek to mitigate those risks by (i) avoiding them to the degree possible through sound operational and safety practices, (ii) contractual risk allocation and (iii) insurance.

We employ a top-down focus on safety as one of our main priorities. From our Chairman and Chief Executive Officer, to the Board’s Technical & Safety Committee, through all levels of operations, a shared focus on safety is reflected in both our historical and ongoing safety performance. Although we strive to implement sound safety and security practices in every aspect of our operations, incidents still occur.

Drilling contracts typically apportion the risks of loss between a drilling contractor and the operator, and we seek to obtain indemnification from our customers by contract for some of these risks. Under the standard industry drilling contract, each party bears responsibility for its own people and property, and other commonly accepted significant risks are allocated as follows:

•	risk of damage to the underground reservoir is allocated to the operator;

•	loss of or damage to the hole is allocated to the operator, although the contractor may take responsibility for redrilling the hole at some negotiated discount if the loss is due to the contractor’s negligence or willful misconduct;

•	pollution is allocated to the contractor if it is above the surface of the ground or water and emanates from the contractor’s equipment, with the risk of all other pollution allocated to the operator;

•	the costs associated with bringing a wild well under control are allocated to the operator; and

•	in international operations, some measure of political risk is allocated to the operator.

Although we strive to achieve this risk structure in our customer contracts, the actual risk structure may vary considerably from contract to contract, and there can be no assurance that we will be able to assign our risk for catastrophic or other events. Many operators seek to reduce their exposure for major risks in a number of ways, usually by shifting the risk to the contractor when its willful misconduct, gross negligence or even negligence leads to the damage at issue. We resist the imposition of such liabilities and attempt to negotiate monetary caps when we are unable to assign these risks altogether. Nevertheless, we sometimes accept liability for major risks when we determine from an overall risk-reward analysis, considering both risk inherent in the particular work and available insurance coverage, that such risks are within our risk tolerance.

Finally, to the extent that we are unable to transfer risks to our customers through contractual indemnities or our customers fail to honor their contractual responsibilities, we seek to limit our exposure through insurance. We maintain coverage for personal injury and property damage, business interruption, political and war risk, contractual liabilities, sudden and accidental pollution, well-control costs, and other potential liabilities. We believe that we carry sufficient insurance coverage and limits to protect us against our exposure to major risks. However, there is no assurance that such insurance will adequately protect us against liability from all of the consequences of the hazards described above. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to market risk through changes in interest rates and foreign-currency risk arising from our operations in international markets as discussed in our 2009 Annual Report and above, under “Recent Legislation and Actions.”

ITEM 4.	Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We have investments in unconsolidated entities that we do not control or manage, and our disclosure controls and procedures are necessarily more limited with respect to these entities than they are for our consolidated subsidiaries.

Our management, with the participation of our Chairman and Chief Executive Officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as this term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on their evaluation, our Chairman and Chief Executive Officer and principal accounting and financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective, at the reasonable assurance level, in (i) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and principal accounting and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes during the three and six months ended June 30, 2010 in our “Risk Factors” as discussed in our 2009 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of our common stock to satisfy tax withholding obligations during the three months ended June 30, 2010 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(2)
(In thousands, except average price paid per share)

April 1 — April 30, 2010	1	$18.90	—	$35,458
May 1 — May 31, 2010	—	$19.78	—	$35,458
June 1 — June 30, 2010	1	$19.27	—	$35,458

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan. The 2003 Employee Stock Plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through June 30, 2010, $464.5 million of our common shares had been repurchased under this program and we had an additional $35.5 million available.

Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, by and among Nabors, Merger Sub, and Superior dated as of August 6, 2010 (incorporated by reference to Exhibit 2.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32697) filed with the Commission on August 9, 2010).
3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).
3.2	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).
10.1	Tender and Voting Agreement, by and among Nabors, Merger Sub, and certain Superior stockholders, dated as of August 6, 2010 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32697) filed with the Commission on August 9, 2010).
15	Awareness Letter of Independent Accountants.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by R. Clark Wood, Principal accounting and financial officer of Nabors Industries Ltd.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer, and R. Clark Wood, Principal accounting and financial officer, of Nabors Industries Ltd.
101	The following materials from Nabors Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and
Chief Executive Officer

By:	/s/ R. Clark Wood
R. Clark Wood
Principal accounting and financial officer

Date:August 9, 2010

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger, by and among Nabors, Merger Sub, and Superior dated as of August 6, 2010 (incorporated by reference to Exhibit 2.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32697) filed with the Commission on August 9, 2010).
3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).
3.2	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).
10.1	Tender and Voting Agreement, by and among Nabors, Merger Sub, and certain Superior stockholders, dated as of August 6, 2010 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32697) filed with the Commission on August 9, 2010).
15	Awareness Letter of Independent Accountants.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by R. Clark Wood, Principal accounting and financial officer of Nabors Industries Ltd.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer, and R. Clark Wood, Principal accounting and financial officer of Nabors Industries Ltd.
101	The following materials from Nabors Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language):(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.