Form 10-Q
period 2010-09-30
NABORS INDUSTRIES LTD
filed 2010-11-05
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of common shares, par value $.001 per share, outstanding as of October 29, 2010 was 285,390,914.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

Index

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1
	Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2010 and 2009	2
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	3
	Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2010 and 2009	4
	Notes to Consolidated Financial Statements	6
	Report of Independent Registered Public Accounting Firm	42
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4.	Controls and Procedures	61

	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 6.	Exhibits	67
Signatures		68
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$639,683	$927,815
Short-term investments	132,786	163,036
Assets held for sale	345,138	—
Accounts receivable, net	1,002,974	724,040
Inventory	142,973	100,819
Deferred income taxes	29,325	125,163
Other current assets	273,045	135,791

Total current assets	2,565,924	2,176,664
Long-term investments and other receivables	37,448	100,882
Property, plant and equipment, net	7,884,874	7,646,050
Goodwill	463,427	164,265
Investment in unconsolidated affiliates	272,432	306,608
Other long-term assets	396,623	250,221

Total assets	$11,620,728	$10,644,690

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,442,714	$163
Trade accounts payable	368,780	226,423
Accrued liabilities	364,752	346,337
Income taxes payable	85,274	35,699

Total current liabilities	2,261,520	608,622
Long-term debt	3,066,748	3,940,605
Other long-term liabilities	233,840	240,057
Deferred income taxes	768,862	673,427

Total liabilities	6,330,970	5,462,711

Commitments and contingencies (Note 11)
Subsidiary preferred stock (Notes 5 and 10)	69,188	—
Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 314,734 and 313,915, respectively	314	314
Capital in excess of par value	2,249,796	2,239,323
Accumulated other comprehensive income	277,995	292,706
Retained earnings	3,657,400	3,613,186
Less: Treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,207,632	5,167,656
Noncontrolling interest	12,938	14,323

Total equity	5,220,570	5,181,979

Total liabilities and equity	$11,620,728	$10,644,690

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In thousands, except per share amounts)

Revenues and other income:
Operating revenues	$1,069,261	$789,200	$2,856,636	$2,853,944
Earnings (losses) from unconsolidated affiliates	11,842	17,103	28,329	(53,132)
Investment income (loss)	(733)	(1,806)	(976)	25,548

Total revenues and other income	1,080,370	804,497	2,883,989	2,826,360

Costs and other deductions:
Direct costs	625,561	431,280	1,648,289	1,546,076
General and administrative expenses	87,194	81,637	242,957	352,212
Depreciation and amortization	198,151	173,701	545,084	498,830
Depletion	5,778	2,494	15,646	7,837
Interest expense	66,973	66,671	199,035	199,776
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	9,407	10,516	40,798	625
Impairments and other charges	123,099	—	123,099	227,083

Total costs and other deductions	1,116,163	766,299	2,814,908	2,832,439

Income (loss) from continuing operations before income taxes	(35,793)	38,198	69,081	(6,079)
Income tax expense (benefit):
Current	(71,276)	37,901	(40,979)	43,933
Deferred	67,046	(53,378)	54,133	(43,205)

Total income tax expense (benefit)	(4,230)	(15,477)	13,154	728

Income (loss) from continuing operations, net of tax	(31,563)	53,675	55,927	(6,807)
Income (loss) from discontinued operations, net of tax	(7,591)	(23,250)	(12,921)	(31,855)

Net income (loss)	(39,154)	30,425	43,006	(38,662)
Less: Net (income) loss attributable to noncontrolling interest	(453)	(895)	1,208	376

Net income (loss) attributable to Nabors	$(39,607)	$29,530	$44,214	$(38,286)

Earnings (losses) per common share:
Basic from continuing operations	$(.11)	$.18	$.21	$(.03)
Basic from discontinued operations	(.03)	(.08)	(.05)	(.11)

Total Basic	$(.14)	$.10	$.16	$(.14)

Diluted from continuing operations	$(.11)	$.18	$.19	$(.03)
Diluted from discontinued operations	(.03)	(.08)	(.04)	(.11)

Total Diluted	$(.14)	$.10	$.15	$(.14)

Weighted-average number of common shares outstanding:
Basic	285,282	283,197	285,045	283,150
Diluted	285,282	287,407	289,847	283,150

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
(In thousands)

Cash flows from operating activities:
Net income (loss) attributable to Nabors	$44,214	$(38,286)
Adjustments to net income (loss):
Depreciation and amortization	547,399	499,498
Depletion	24,587	8,638
Deferred income tax expense (benefit)	53,622	(22,002)
Deferred financing costs amortization	3,760	4,751
Pension liability amortization and adjustments	298	148
Discount amortization on long-term debt	53,818	67,134
Amortization of loss on hedges	464	435
Impairments and other charges	123,099	227,083
Losses (gains) on long-lived assets, net	(3,242)	5,362
Losses (gains) on investments, net	4,659	(10,612)
Losses (gains) on debt retirement, net	7,042	(15,969)
Losses (gains) on derivative instruments	2,473	184
Share-based compensation	10,602	103,951
Foreign currency transaction losses (gains), net	16,795	8,456
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(14,494)	72,096
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(140,592)	468,250
Inventory	(7,779)	37,752
Other current assets	(117,599)	112,861
Other long-term assets	492	(12,600)
Trade accounts payable and accrued liabilities	40,605	(164,242)
Income taxes payable	43,458	(69,000)
Other long-term liabilities	(11,547)	16,323

Net cash provided by operating activities	682,134	1,300,211

Cash flows from investing activities:
Purchases of investments	(27,695)	(26,411)
Sales and maturities of investments	32,103	48,505
Cash paid for acquisition of businesses, net	(680,230)	—
Investment in unconsolidated affiliates	(40,936)	(125,076)
Capital expenditures	(640,953)	(928,198)
Proceeds from sales of assets and insurance claims	26,084	24,295

Net cash used for investing activities	(1,331,627)	(1,006,885)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(4,649)	(12,820)
Proceeds from issuance of long-term debt	691,281	1,124,978
Debt issuance costs	(7,144)	(8,832)
Proceeds from Revolving Credit Facility	600,000	—
Proceeds from issuance of common shares, net	5,391	2,157
Reduction in long-term debt	(314,353)	(913,716)
Reduction in Revolving Credit Facility	(600,000)	—
Repurchase of equity component of convertible debt	(4,712)	(1,541)
Settlement of call options and warrants, net	1,134	—
Purchase of restricted stock	(1,904)	(1,508)
Tax (expense) benefit related to share-based awards	(38)	289

Net cash provided by (used for) financing activities	365,006	189,007
Effect of exchange rate changes on cash and cash equivalents	(3,645)	10,631

Net increase (decrease) in cash and cash equivalents	(288,132)	492,964
Cash and cash equivalents, beginning of period	927,815	442,087

Cash and cash equivalents, end of period	$639,683	$935,051

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY  — (Continued)
(Unaudited)

					Accumulated
		Common Shares		Capital in	Other			Non-
			Par	Excess of	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)		Shares	Value	Par Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2009		313,915	$314	$2,239,323	$292,706	$3,613,186	$(977,873)	$14,323	$5,181,979

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$44,214					44,214			44,214
Translation adjustment attributable to Nabors	19,897				19,897				19,897
Unrealized gains (losses) on marketable securities, net of income taxes of $7,412	(30,508)				(30,508)				(30,508)
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $693	(995)				(995)				(995)
Pension liability amortization, net of income taxes of $111	189				189				189
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $2,178	(3,294)				(3,294)				(3,294)

Comprehensive income (loss) attributable to Nabors	$29,503

Net income (loss) attributable to noncontrolling interest	(1,208)							(1,208)	(1,208)
Translation adjustment attributable to noncontrolling interest	253							253	253

Comprehensive income (loss) attributable to noncontrolling interest	(955)

Total comprehensive income (loss)	$28,548

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		459		5,391					5,391
Distributions from noncontrolling interest								(867)	(867)
Contributions to noncontrolling interest								437	437
Repurchase of equity component of convertible debt				(4,712)					(4,712)
Settlement of call options and warrants, net				1,134					1,134
Tax benefit related to share-based awards				(38)					(38)
Restricted stock awards, net		360		(1,904)					(1,904)
Share-based compensation				10,602					10,602

Balances, September 30, 2010		314,734	$314	$2,249,796	$277,995	$3,657,400	$(977,873)	$12,938	$5,220,570

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY  — (Continued)
(Unaudited)

					Accumulated
		Common		Capital in	Other			Non-
		Shares		Excess of	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)		Shares	Par Value	Par Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2008		312,343	$312	$2,129,415	$53,520	$3,698,732	$(977,873)	$14,318	$4,918,424

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$(38,286)					(38,286)			(38,286)
Translation adjustment attributable to Nabors	129,311				129,311				129,311
Unrealized gains/(losses) on marketable securities, net of income tax benefit of $866	39,780				39,780				39,780
Unrealized gains/(losses) on adjusted basis for marketable debt security, net of income taxes of $571	931				931				931
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income tax benefit of $4,929	30,735				30,735				30,735
Pension liability amortization, net of income taxes of $56	95				95				95
Amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $13	133				133				133

Comprehensive income (loss) attributable to Nabors	$162,699

Net income (loss) attributable to noncontrolling interest	(376)							(376)	(376)
Translation adjustment attributable to noncontrolling interest	1,764							1,764	1,764

Comprehensive income (loss) attributable to noncontrolling interest	1,388

Total comprehensive income (loss)	$164,087

Issuance of common shares for stock options exercised		260	1	2,156					2,157
Distributions from noncontrolling interest								(1,677)	(1,677)
Nabors Exchangeco shares exchanged		105
Repurchase of equity component of convertible debt				(1,541)					(1,541)
Tax benefit related to share-based awards				289					289
Restricted stock awards, net		(6)		(1,508)					(1,508)
Share-based compensation				103,951					103,951

Balances, September 30, 2009		312,702	$313	$2,232,762	$254,505	$3,660,446	$(977,873)	$14,029	$5,184,182

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•	We actively market approximately 554 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa.

•	We actively market approximately 556 rigs for land well-servicing and workover work in the United States and approximately 172 rigs for land well-servicing and workover work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 38 platform, 13 jack-up and 3 barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•	We offer a wide range of ancillary well-site services, including hydraulic fracturing, engineering, transportation and disposal, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in select United States and international markets.

•	We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software.

•	We invest in oil and gas exploration, development and production activities in the United States, Canada and International areas through both our wholly owned subsidiaries and our oil and gas joint ventures in which we hold 49-50% ownership interests.

•	We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets nine rigs in addition to the rigs we lease to the joint venture.

•	We also provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft.

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, well-servicing, fluid logistics and workover operations, on land and offshore. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software and construction and logistics operations are aggregated in our Other Operating Segments.

During the third quarter of 2010, we acquired, through a tender offer and merger transaction (the “Merger”), all of the outstanding common stock of Superior Well Services, Inc. (“Superior”). Superior provides a wide range of wellsite solutions to oil and natural gas companies, primarily technical pumping services and down-hole surveying services, which have been reflected in accompanying unaudited consolidated financial statements as of the acquisition date. See Note 5 Acquisition.

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

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”). In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2010 and the results of our operations for the three and nine months ended September 30, 2010 and 2009, and our cash flows and changes in equity for the nine months ended September 30, 2010 and 2009, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2010 may not be indicative of results that will be realized for the full year ending December 31, 2010.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Similarly, investments in certain offshore funds classified as long-term investments are accounted for using the equity method of accounting based on our ownership interest in each fund. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income, and our investment in these entities is included as a single amount in our consolidated balance sheets. As of September 30, 2010 and December 31, 2009, our consolidated balance sheets reflect our investments in unconsolidated affiliates accounted for using the equity method totaling $270.5 million and $305.7 million, respectively, and investments in unconsolidated affiliates accounted for using the cost method totaling $1.9 million and $.9 million, respectively. As of September 30, 2010, assets held for sale include investments in unconsolidated affiliates accounted for using the equity method totaling $81.7 million. See Note 15 Assets Held for Sale and Discontinued Operations for additional information.

Goodwill

Goodwill represents the cost in excess of fair value of the net assets of companies acquired. We review goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value. As a result of our acquisition and impairment recorded during the current quarter, we are presenting the change in

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying amount of goodwill for our various Contract Drilling segments and our Other Operating Segments for the nine months ended September 30, 2010:

		Acquisitions
		and
	Balance as of	Purchase				Cumulative	Balance as of
	December 31,	Price				Translation	September 30,
	2009	Adjustments		Impairments		Adjustment	2010
(In thousands)

Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—		$—		$—	$30,154
U.S. Land Well-servicing	50,839	—		—		—	50,839
U.S. Pressure Pumping	—	309,584	(1)	—		—	309,584
U.S. Offshore	18,003	—		(10,707	)(2)	—	7,296
Alaska	19,995	—		—		—	19,995
International	18,983	—		—		—	18,983

Subtotal Contract Drilling	137,974	309,584		(10,707)		—	436,851
Other Operating Segments	26,291	—		—		285	26,576

Total	$164,265	$309,584		$(10,707)		$285	$463,427

(1)	Represents the preliminary calculation of goodwill recorded in connection with our acquisition of Superior. See Note 5 Acquisition for additional discussion.

(2)	Represents goodwill impairment associated with our U.S. Offshore operating segment. The impairment charge was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. See Note 13 Supplemental Balance Sheet and Income Statement Information for additional information.

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

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, will apply to us for contracts entered into after June 15, 2010. We do not currently have contractual agreements that meet this criteria.

Note 3	Cash and Cash Equivalents and Investments

Our cash and cash equivalents, short-term and long-term investments and other receivables consisted of the following:

	September 30,	December 31,
	2010	2009
(In thousands)

Cash and cash equivalents	$639,683	$927,815
Short-term investments:
Trading equity securities	13,934	24,014
Available-for-sale equity securities	62,801	93,651
Available-for-sale debt securities	56,051	45,371

Total short-term investments	132,786	163,036
Long-term investments and other receivables	37,448	100,882

Total	$809,917	$1,191,733

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain information related to our cash and cash equivalents and short-term investments follows:

	September 30, 2010			December 31, 2009
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
(In thousands)	Value	Gains	Losses	Value	Gains	Losses

Cash and cash equivalents	$639,683	$—	$—	$927,815	$—	$—

Short-term investments:
Trading equity securities	13,934	8,210	—	24,014	18,290	—

Available-for-sale equity securities	62,801	22,538	(3,534)	93,651	50,211	(357)

Available-for-sale debt securities:
Commercial paper and CDs	1,133	—	—	1,284	—	—
Corporate debt securities	47,455	8,775	—	33,852	3,162	—
Mortgage-backed debt securities	376	17	—	861	23	(20)
Mortgage-CMO debt securities	3,290	27	(36)	5,411	71	(182)
Asset-backed debt securities	3,797	1	(235)	3,963	—	(803)

Total available-for-sale debt securities	56,051	8,820	(271)	45,371	3,256	(1,005)

Total available-for-sale securities	118,852	31,358	(3,805)	139,022	53,467	(1,362)

Total short-term investments	132,786	39,568	(3,805)	163,036	71,757	(1,362)

Total cash, cash equivalents and short-term investments	$772,469	$39,568	$(3,805)	$1,090,851	$71,757	$(1,362)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of September 30, 2010
	Less than 12 Months		More than 12 Months
		Gross Unrealized		Gross Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss

Available-for-sale equity securities	$23,724	$3,272	$823	$262
Available-for-sale debt securities:(1)
Mortgage-CMO debt securities	—	—	2,523	36
Asset-backed debt securities	—	—	3,680	235

Total available-for-sale debt securities	—	—	6,203	271

Total	$23,724	$3,272	$7,026	$533

(1)	Our unrealized losses on available-for-sale debt securities held for more than one year relate to various types of securities. Each of these securities has a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments prior to their maturity dates. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, did not consider the decline in value of these investments to be other-than-temporary at September 30, 2010.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at September 30, 2010, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
September 30, 2010
(In thousands)

Debt securities:
Due in one year or less	$1,589
Due after one year through five years	—
Due in more than five years	54,462

Total debt securities	$56,051

Certain information regarding our debt and equity securities follows:

	Nine Months Ended September 30,
	2010	2009
(In thousands)

Available-for-sale:
Proceeds from sales and maturities	$12,590	$21,129
Realized gains (losses), net	3,647	(35,664	)(1)

(1)	Includes the net credit loss of an other-than-temporary impairment of $35.6 million related to a corporate debt security.

Note 4	Fair Value Measurements

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended September 30, 2010, there were no transfers of our financial assets and liabilities between Level 1 and 2 measures. Our financial assets and liabilities were classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of September 30, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

Assets:
Short-term investments:
Available-for-sale equity securities — energy industry	$62,801	$—	$—	$62,801
Available-for-sale debt securities:
Commercial paper and CDs	1,133	—	—	1,133
Corporate debt securities	450	47,005	—	47,455
Mortgage-backed debt securities	—	376	—	376
Mortgage-CMO debt securities	—	3,290	—	3,290
Asset-backed debt securities	3,797	—	—	3,797
Trading securities — energy industry	13,934	—	—	13,934

Total short-term investments	$82,115	$50,671	$—	$132,786

Liabilities:
Long-term liabilities:
Range-cap-and-floor derivative contract	$—	$4,028	$—	$4,028

Nonrecurring Fair Value Measurements

Fair value measurements are applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist primarily of goodwill, oil and gas financing receivables, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination, and asset retirement obligations. See Note 13 Supplemental Balance Sheet and Income Statement Information for additional discussion.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our fixed rate long-term debt was estimated based on quoted market prices or prices quoted from third-party financial institutions. The fair value of the credit facility, second lien notes and subsidiary preferred stock was estimated based on the preliminary estimates for allocation of the purchase price. See Note 5 Acquisition for additional details. The carrying and fair values of our liabilities were as follows:

	September 30, 2010
	Carrying Value	Fair Value
(In thousands)

0.94% senior exchangeable notes due May 2011	$1,361,712	$1,401,701
6.15% senior notes due February 2018	965,973	1,085,487
9.25% senior notes due January 2019	1,125,000	1,437,379
5.00% senior notes due August 2020	696,961	712,376
5.375% senior notes due August 2012(1)	273,820	290,813
Credit facility(2)	3,000	3,000
Second lien notes due November 2013(3)	80,000	80,000
Subsidiary preferred stock	69,188	69,188
Other	1,527	1,527

	$4,577,181	$5,081,471

(1)	Includes $.8 million as of September 30, 2010 related to the unamortized loss on an interest rate swap that was unwound during the fourth quarter of 2005.

(2)	Interest accrued at rates at either the London Interbank Offered Rate (“LIBOR”) plus a spread of 4.0% or the prime lending rate plus a spread of 2.0% due March 2013, collateralized by Superior’s cash, investment property, accounts receivable, inventory, intangibles and equipment.

(3)	Interest accrued initially at 7.0% per annum which increases 1% per annum on the anniversary date of the indenture, collaterized by a second priority lien on the Superior’s assets secured by the Credit Facility.

The fair values of our cash equivalents, trade receivables and trade payables approximated their carrying values due to the short-term nature of these instruments.

As of September 30, 2010, our short-term investments were carried at fair market value and included $118.9 million and $13.9 million in securities classified as available-for-sale and trading, respectively. The carrying values of our long-term investments accounted for using the equity method of accounting approximated fair value and totaled $7.3 million as of September 30, 2010. The carrying value of our oil and gas financing receivables included in long-term investments also approximated fair value and totaled $30.1 million as of September 30, 2010. Income and gains associated with our oil and gas financing receivables are recognized as operating revenues.

Note 5	Acquisition

On September 10, 2010, we completed the Merger with Superior. Pursuant to the Merger, we have acquired all of the issued and outstanding shares of Superior’s common stock at a price per share equal to $22.12, for a cash purchase price of approximately $681.3 million. The purchase price for Superior was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their preliminary fair value estimates as of September 10, 2010. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed was recorded as goodwill. Due to the proximity of the Superior acquisition to the quarter end of September 30, 2010, the purchase price allocation is based upon a preliminary valuation only. Our estimates and assumptions are subject to change within the measurement period (up to one

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year from the acquisition date). The primary areas in which the preliminary purchase price allocation is not yet finalized relate to the fair values of certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, certain working capital items, deferred income taxes and residual goodwill. We expect to complete the purchase price allocation and valuation during the fourth quarter of 2010.

As part of the Merger, we recognized $7.0 million of acquisition-related transaction costs in losses (gains) on sales and retirements of long-lived assets and other expense (income) for nine months ended September 30, 2010. The acquisition-related transaction costs consisted primarily of investment banker fees and legal and accounting costs. The Superior acquisition enhances our well-servicing, including the addition of hydraulic fracturing to our services, and workover capacity work throughout the Appalachian, Mid-Continent, Rocky Mountain, Southeast and Southwest regions of the United States.

The following table provides the preliminary estimates for allocation of the purchase price as of the acquisition date. This allocation was based on the significant use of estimates and on information that was available to management at the time these interim consolidated financial statements were prepared. We will continue to adjust the allocations until final valuation of the assets and liabilities is completed.

Estimated Fair
(In thousands)	Value

Consideration paid in cash	$681,275

Assets:
Cash and cash equivalents	$1,045
Accounts receivable	143,675
Inventory	33,963
Other current assets	7,612
Property, plant and equipment, net	483,302
Intangible assets	106,437
Goodwill	309,584
Other long-term assets	8,973

Total assets	1,094,591
Liabilities:
Current liabilities	$79,825
Deferred income taxes	130,253
Debt	124,792
Other long-term liabilities	9,258

Total liabilities	344,128
Preferred stock	69,188

Net assets acquired	$681,275

Goodwill

Goodwill of $309.6 million arising from this acquisition consists largely of the expected synergies and economies of scale from combining the operations of Nabors and Superior. We have not yet completed the process of allocating the goodwill to our reporting units.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Impact of the Merger

The following unaudited supplemental pro forma results present consolidated information as if the acquisition had been completed as of January 1, 2010 and January 1, 2009. The pro forma results include: (i) the amortization associated with an estimate of the acquired intangible assets, (ii) interest expense associated with debt used to fund the acquisition, (iii) the impact of certain fair value adjustments, including additional depreciation expense for adjustments to property, plant and equipment and reduction to interest expense for adjustments to debt, and (iv) costs directly related to acquiring Superior. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, or January 1, 2009; nor are they indicative of future results.

			Nine Months Ended
	Three Months Ended September 30,		September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Total revenues and other income	$1,241,825	$895,269	$3,344,785	$3,129,905
Net income (loss) attributable to Nabors	$(27,823)	$4,678	$8,643	$(158,603)

Superior’s operating results for the period September 10, 2010 through September 30, 2010 are reflected in a new operating segment titled U.S. Pressure Pumping in our segment footnote. See Note 14 Segment Information.

Note 6	Share-Based Compensation

We have several share-based employee compensation plans, which are more fully described in Note 4 Share-Based Compensation to the audited financial statements included in our 2009 Annual Report.

Total share-based compensation expense, which includes both options to purchase shares of our common stock and restricted shares of such stock, totaled $3.6 million and $4.3 million for the three months ended September 30, 2010 and 2009, respectively, and $10.6 million and $103.9 million for the nine months ended September 30, 2010 and 2009, respectively. Total share-based compensation expense for the nine months ended September 30, 2009 included $72.1 million of compensation expense related to previously granted restricted stock and option awards held by our Chairman and Chief Executive Officer, Eugene M. Isenberg, and our Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello, that was unrecognized as of April 1, 2009. The recognition of this expense during the second quarter of 2009 was a result of the provisions of their respective new employment agreements, effective April 1, 2009, which effectively eliminated the risk of forfeiture of such awards. See Note 16 Commitments and Contingencies to our 2009 Annual Report for additional discussion and description of Messrs. Isenberg and Petrello’s employment agreements.

Share-based compensation expense is included in direct costs and general and administrative expenses in our consolidated statements of income (loss) and has been allocated to our various operating segments. See Note 14 Segment Information.

During the nine months ended September 30, 2010 and 2009, we awarded 475,667 and 84,000 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors. These awards had an aggregate value at their grant date of $10.6 million and $1.0 million, respectively.

During the nine months ended September 30, 2010 and 2009, we awarded options, vesting over periods of up to four years, to purchase 27,907 and 10,007,029 of our common shares, respectively, to our employees and directors. During the nine months ended September 30, 2009, these awards included options to purchase 3.0 million and 1.7 million shares, with grant-date fair values of $8.8 million and $5.0 million, granted to Messrs. Isenberg and Petrello, respectively, in February 2009, and 1,276 stock options, with a grant date fair value of $.01 million, granted to Mr. Petrello in September 2009 in lieu of certain portions of their cash compensation.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options granted during the nine months ended September 30, 2010 and 2009, respectively, was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2010	2009

Weighted-average fair value of options granted	$6.27	$2.85
Weighted-average risk free interest rate	1.49%	1.75%
Dividend yield	0%	0%
Volatility(1)	40.62%	34.78%
Expected life	4.0 years	4.0 years

(1)	Expected volatilities were based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $4.0 million and $1.9 million, respectively. The total fair value of options that vested during the nine months ended September 30, 2010 and 2009 was $5.6 million and $10.8 million, respectively.

Note 7	Investments in Unconsolidated Affiliates

We have several unconsolidated affiliates that are integral to our operations. For a full description, refer to Note 9 Investments in Unconsolidated Affiliates to the audited financial statements in our 2009 Annual Report.

As of September 30, 2010 and December 31, 2009, our consolidated balance sheets reflect our investments in unconsolidated affiliates accounted for using the equity method totaling $270.5 million and $305.7 million, respectively, and our investments in unconsolidated affiliates accounted for using the cost method totaling $1.9 million and $.9 million, respectively. As of September 30, 2010, assets held for sale include investments in unconsolidated affiliates accounted for using the equity method totaling $81.7 million.

Our unconsolidated United States oil and gas joint venture is a significant subsidiary. Accordingly, summarized income statement information for this joint venture follows:

	Nine Months Ended September 30,
(In thousands)	2010	2009

Gross revenues	$125,674	$100,444
Gross margin	102,464	(146,806)
Net income (loss)	31,456	(146,539)
Nabors’ earnings (losses) from United States oil and gas joint venture	14,518	(73,253	)(1)

(1)	Includes a loss of $(75.0) million, which represented our proportionate share from application of the full-cost ceiling test by our unconsolidated United States oil and gas joint venture during the three months ended March 31, 2009.

In addition to the equity investment in our unconsolidated United States oil and gas joint venture, in April 2010 we purchased $20.0 million face value of NFR Energy LLC’s 9.75% senior notes. These notes mature in 2017 with interest payable semi-annually on February 15 and August 15.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Debt

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2010	2009

0.94% senior exchangeable notes due May 2011	$1,361,712	$1,576,480
6.15% senior notes due February 2018	965,973	965,066
9.25% senior notes due January 2019	1,125,000	1,125,000
5.00% senior notes due September 2020	696,961	—
5.375% senior notes due August 2012	273,820	273,350
Credit facility	3,000	—
Second lien notes	80,000	—
Other	2,996	872

	4,509,462	3,940,768
Less: Current portion	1,442,714	163

	$3,066,748	$3,940,605

$700 million Senior Notes Due September 2020

On September 14, 2010, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 5.0% senior notes due 2020, which are unsecured and fully and unconditionally guaranteed by us. The notes are subject to registration rights. The notes were resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors outside of the United States under Regulation S of the Securities Act. The notes pay interest semiannually on March 15 and September 15, beginning on March 15, 2011 and will mature on September 15, 2020.

The notes rank equal in right of payment to all of Nabors Delaware’s existing and future senior unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware’s existing and future senior subordinated and subordinated indebtedness. Our guarantee of the notes is unsecured and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. We received proceeds of $691.3 million, net of a discount and cash flow hedge, which is presented on our consolidated statements of cash flows for the nine months ended September 30, 2010. Nabors Delaware used a portion of the proceeds to repay the borrowing under the Revolving Credit Facility (defined below) incurred to fund the Superior Merger. Together with Nabors Delaware, we are using the remaining proceeds for general corporate purposes.

Nabors Delaware and we intend to file a registration statement with the SEC with respect to an offer to exchange the notes for registered notes with substantially identical terms pursuant to a registration rights agreement, within 90 days following the original issue date of the notes.

Prior to the issuance of the notes, we entered into a Treasury rate lock with a total notional amount of $500 million to hedge the risk of changes in semiannual interest payments. We designated the Treasury rate lock derivative as a cash flow hedge and upon settlement paid $5.7 million, due to the change in the fair value of the derivative. The loss was recognized as a component of accumulated other comprehensive income in our consolidated statement of changes in equity and will be amortized as additional interest expense over the life of the notes. There was no ineffectiveness associated with this hedge during the three or nine months ended September 30, 2010.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$700 million Revolving Credit Facility

On September 7, 2010, Nabors Delaware and we entered into a credit agreement under which the lenders committed to provide to Nabors Delaware up to $700 million under an unsecured revolving credit facility (the “Revolving Credit Facility” or the “Facility”). The Facility also provides Nabors Delaware the option to increase the aggregate principal amount of commitments to $850 million by adding new lenders to the Facility or by asking existing lenders under the Facility to increase their commitments (in each case with the consent of the new lenders or the increasing lenders). We fully and unconditionally guarantee the obligations under the Facility, which matures in four years.

Borrowings under the Revolving Credit Facility will bear interest, at Nabors Delaware’s option, at either (x) the “Base Rate” (as defined below) plus the applicable interest margin, calculated on the basis of the actual number of days elapsed in a year of 365 days and payable quarterly in arrears or (y) interest periods of one, two, three or six months at an annual rate equal to the LIBOR for the corresponding deposits of U.S. dollars, plus the applicable interest margin, payable on the last days of the relevant interest periods (but in any event at least every three months). The “Base Rate” is defined, for any day, as a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of UBS AG, as established from time to time at its Stamford Branch and (iii) LIBOR for an interest period of one month beginning on such day plus 1%.

Acquired Debt

In connection with the Merger (See Note 5 Acquisition), we acquired an outstanding secured revolving credit facility, which matures on March 31, 2013. Amounts outstanding under this credit facility cannot exceed the lesser of the total capacity and the “borrowing base” which equals 80% of eligible accounts receivable. At September 30, 2010, the total capacity under the credit facility and the amount outstanding were $15.0 million and $3.0 million, respectively. The interest rate on borrowings under the credit facility is determined with reference to the “leverage ratio” of Superior and its subsidiaries. At September 30, 2010, the “leverage ratio” was .9:1 and therefore, the interest rate on borrowings under the credit facility is set at either LIBOR plus a spread of 4.0% or the prime lending rate plus a spread of 2.0%. We recorded nominal interest expense during the period September 10, 2010 through September 30, 2010 which is included in interest expense in our consolidated statements of income (loss) for three and nine months ended September 30, 2010. On October 25, 2010, we repaid all amounts outstanding under Superior’s credit facility.

In addition to the credit facility, Superior had issued second lien notes in November 2008, consisting of an aggregate principal amount of $80 million due November 2013. The second lien notes are secured by a second priority lien on the assets secured by the credit facility discussed above. Interest on the second lien notes accrues at an initial rate of 7% per annum and the rate increases by 1% per annum on each anniversary date of the indenture. We exercised our right to redeem these notes and, on October 25, 2010, paid $80.4 million to repurchase all outstanding notes and related accrued interest.

Senior Exchangeable Notes

As of September 30, 2010, the current portion of our long-term debt included $1.4 billion par value of Nabors Delaware’s 0.94% senior exchangeable notes that will mature in May 2011. We continue to assess our ability to meet this obligation, along with our other operating and capital requirements or other potential opportunities over the next 12 months, through a combination of cash on hand, future operating cash flows, possible disposition of non-core assets and our ability to access the capital markets, if required. We believe that through a combination of these sources, we will have sufficient liquidity to meet these obligations.

The senior exchangeable notes are exchangeable into cash and, if applicable, Nabors common shares based on an exchange rate equal to 21.8221 common shares per $1,000 principal amount of notes (equal to an

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initial exchange price of approximately $45.83 per share), subject to adjustment during the 30 calendar days ending at the close of business on the business day immediately preceding the maturity date. Upon exchange, we would be required to issue incremental shares only above the principal amount of the notes, since we are required to pay cash up to the principal amount of the notes exchanged.

In connection with the issuance of the senior exchangeable notes in 2006, Nabors Delaware entered into exchangeable note hedge transactions with respect to our common shares. Call options were purchased to offset potential dilution upon exchange and warrants were sold to effectively increase the exchange price. During the nine months ended September 30, 2010, we entered into agreements to unwind and settle some of the exchangeable note hedge and warrant transactions and received $1.1 million from counterparties to the transactions. These transactions were recorded as capital in excess of par value in our consolidated statement of changes in equity as of September 30, 2010.

Letters of Credit

We had six letter of credit facilities with various banks as of September 30, 2010. Availability under our credit facilities was as follows:

	September 30,	December 31,
(In thousands)	2010	2009

Credit available	$276,035	$245,442
Letters of credit outstanding, inclusive of financial and performance guarantees	(86,301)	(71,389)

Remaining availability	$189,734	$174,053

Capital Lease Obligations

In connection with the Merger (See Note 5 Acquisition), we acquired capital leases on equipment that extend through 2011. Assets held under capital leases totaling $1.5 million net book value are included in property, plant and equipment. Amortization of assets recorded under capital leases is reported in depreciation and amortization expense in our consolidated statement of income.

Note 9	Common Shares

During the nine months ended September 30, 2010 and 2009, our employees exercised vested options to acquire .5 million and .3 million of our common shares, respectively, resulting in proceeds of $5.4 million and $2.2 million, respectively.

During each of the nine months ended September 30, 2010 and 2009, we withheld .1 million of our common shares with a fair value of $1.9 million and $1.5 million, respectively, to satisfy certain tax withholding obligations due in connection with the grants of stock awards under our 2003 Employee Stock Plan.

During the nine months ended September 30, 2010, our outstanding shares increased by 103,925 pursuant to stock option share settlements and exercises by Messrs. Isenberg and Petrello. As part of the transactions, unexercised vested stock options were surrendered to Nabors with a value of approximately $5.9 million to satisfy some of the option exercise price and related income taxes.

Note 10	Subsidiary Preferred Stock

Superior has issued 75,000 shares of Series A Preferred Stock (“preferred stock”), $0.01 par value per share, which remained outstanding at September 30, 2010. There are 10,000,000 shares authorized. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights and such qualifications, limitations and restrictions as may be determined by Superior’s board; the board may also fix the number of shares constituting each series and increase or decrease the number of shares of any series.

The preferred stock is perpetual and ranks senior to Superior’s common stock with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up.

We have presented the preferred stock within the mezzanine section of our consolidated balance sheets and have accounted for the preferred stock under the ASC Topic for Distinguishing Liabilities from Equity.

Dividends

Holders of the preferred stock are entitled to receive, when and if declared by Superior’s board, out of assets legally available, therefore, cumulative cash dividends at the rate per annum of $40.00 per share of preferred stock. Dividends on the preferred stock are payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year (and, in the case of any undeclared and unpaid dividends, at such additional times and for such interim periods, if any, as determined by Superior’s board), at such annual rate. Dividends are cumulative from the date of the original issuance of the preferred stock, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.

As of September 30, 2010, dividends on outstanding shares of preferred stock had been declared and paid in full with respect to each quarter since its initial issuance.

Liquidation Preference

Holders of preferred stock are entitled to receive, in the event that Superior is liquidated, dissolved or wound up, whether voluntarily or involuntarily, $1,000 per share (the “Liquidation Value”) plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution (the “Liquidation Preference”), and no more. Until the holders of preferred stock have been paid the Liquidation Preference in full, Superior may not make any payment to any holder of stock that ranks junior to the preferred stock upon liquidation, dissolution or winding up. As of September 30, 2010, the preferred stock had a total Liquidation Preference of $75.0 million.

Redemption

The preferred stock is redeemable, in whole or in part and at Superior’s option, at any time on or after November 18, 2013, for a redemption price of 101% of the Liquidation Value, plus all accrued dividends. The redemption price is payable in cash.

As a result of the Merger, each share of preferred stock is convertible, at the option of the holder thereof, into $22.12 for each share of Superior common stock into which the preferred share would have been convertible prior to the Merger (a “deemed common share”). The preferred shares had a conversion price of $25.00 per deemed common share prior to the Merger (equivalent to a conversion rate of 40 deemed common shares for each share of preferred stock), representing 3,000,000 deemed common shares. This results in a redemption value of $66.4 million at September 30, 2010 payable in cash. The right to convert shares of preferred stock that may be called for redemption will terminate at the close of business on the day preceding a redemption date.

Voting Rights

Except as otherwise required from time to time by applicable law or upon certain events of default, the holders of preferred stock have no voting rights, and their consent is not required for taking any corporate

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action. When and if the holders of the preferred stock are entitled to vote, each holder will be entitled to one vote per share.

Note 11	Commitments and Contingencies

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

We do not have insurance to cover, and we have not recorded an expense or accrued a liability relating to, these potential obligations. See Note 16 Commitments and Contingencies to our 2009 Annual Report for additional discussion and description of Messrs. Isenberg and Petrello’s employment agreements.

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

A number of our United States and non-United States income tax returns from 1995 through 2008 are currently under audit examination. We anticipate that several of these audits could be finalized within the next 12 months. It is possible that the benefit that relates to our unrecognized tax positions could significantly increase or decrease within the next 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to record uncertain tax positions at September 30, 2010.

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 12 Income Taxes to the audited financial statements in our 2009 Annual Report for additional discussion.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment (the “Notice”) from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexico branch for 2003. The Notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The Notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors concluded previously that the deductions were appropriate and more recently that the position of the tax authorities lacks merit. NDIL’s Mexico branch took similar deductions for depreciation and labor expenses from 2004 to 2008. On June 30, 2009, the tax authorities proposed similar assessments against the Mexico branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006. We anticipate that a similar assessment will eventually be proposed against NDIL for 2004 through 2008 and against NDIL II for 2007 to 2010. We believe that the potential assessments will range from $6 million to $26 million per year for the period from 2004 to 2010, and in the aggregate, would be approximately $90 million to $95 million. Although we believe that any assessments relating to the 2004 to 2010 years would also lack merit, a reserve has been recorded in accordance with GAAP. If these additional assessments were made and we ultimately did not prevail, we would be required to recognize additional tax expense for the amount of the aggregate over the current reserve.

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

We self-insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2010 with our insurance renewal, our deductible for offshore rigs was reduced from $10.0 million to $5.0 million. Our self-insured retentions for all other types of claims for 2010 remain the same as 2009 and are more fully described in Note 16 Commitments and Contingencies to the audited financial statements in our 2009 Annual Report.

Litigation

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount or range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

On July 5, 2007, we received an inquiry from the United States Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, which provided freight forwarding and customs clearance

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2010, Nabors and its wholly owned subsidiary, Diamond Acquisition Corp. (“Diamond”) were sued in three putative shareholder class actions, two of which remain pending: Steven Bushansky, On Behalf of Himself and All Other Similarly Situated Shareholders of Superior Well Services, Inc. v. Superior Well Services, Inc., et al.; Civil Action No. 2:10-CV-01121-CB; in the United States District Court for the Western District of Pennsylvania; and Jordan Denney, Individually and on Behalf of All Others Similarly Situated v. David E. Wallace, et al.; Civil Action No. 10-1154; in the United States District Court for the Western District of Pennsylvania. These suits were recently assigned to the same judge, and we have moved the court to consolidate them. The suits were brought against Superior, the individual members of its board of directors, certain of Superior’s senior officers, Nabors and Diamond. The complaints allege that Superior’s officers and directors violated various provisions of the Exchange Act and breached their fiduciary duties in connection with the Merger, and that Nabors and Diamond aided and abetted these violations. The complaints sought injunctive relief, including an injunction against the consummation of the Merger, monetary damages, and attorney’s fees and costs. Each of the claims against Superior and its directors is covered by insurance after a deductible amount. We believe that the cases are without merit and are vigorously defending them.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements involve agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. We have also guaranteed payment of contingent consideration in conjunction with an acquisition in 2005. Potential contingent consideration is based on future operating results of the acquired business. In addition, we have provided indemnification, which serves as a guarantee, to some third parties. These guarantees include indemnification provided by Nabors to our stock transfer agent and our insurance carriers. We cannot estimate the potential future maximum payments that might arise under our indemnification guarantees.

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors and guarantees representing contingent consideration in connection with the business combination:

	Maximum Amount
	Remainder
	of 2010	2011	2012	Thereafter	Total
(In thousands)

Financial standby letters of credit and other financial surety instruments	$40,025	$56,480	$361	$—	$96,866
Contingent consideration in acquisition	—	4,250	—	—	4,250

Total	$40,025	$60,730	$361	$—	$101,116

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In thousands, except per share amounts)

Net income (loss) attributable to Nabors (numerator):
Income (loss) from continuing operations, net of tax	$(31,563)	$53,675	$55,927	$(6,807)
Less: net (income) loss attributable to noncontrolling interest	(453)	(895)	1,208	376

Adjusted income (loss) from continuing operations, net of tax — basic	(32,016)	52,780	57,135	(6,431)
Add: interest expense on assumed conversion of our 0.94% senior exchangeable notes due 2011, net of tax(1)	—	—	—	—

Adjusted income (loss) from continuing operations, net of tax — diluted	(32,016)	52,780	57,135	(6,431)
Income (loss) from discontinued operations, net of tax	(7,591)	(23,250)	(12,921)	(31,855)

Total adjusted net income (loss)	$(39,607)	$29,530	$44,214	$(38,286)

Earnings (losses) per common share:
Basic from continuing operations	$(.11)	$.18	$.21	$(.03)
Basic from discontinued operations	(.03)	(.08)	(.05)	(.11)

Total Basic	$(.14)	$.10	$.16	$(.14)

Diluted from continuing operations	$(.11)	$.18	$.19	$(.03)
Diluted from discontinued operations	(.03)	(.08)	(.04)	(.11)

Total Diluted	$(.14)	$.10	$.15	$(.14)

Shares (denominator):
Weighted-average number of shares outstanding — basic(2)	285,282	283,197	285,045	283,150
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	—	4,210	4,802	—
Assumed conversion of our 0.94% senior exchangeable notes due 2011(1)	—	—	—	—

Weighted-average number of shares outstanding — diluted	285,282	287,407	289,847	283,150

(1)	Diluted earnings (losses) per share for the three and nine months ended September 30, 2010 and 2009 exclude any incremental shares issuable upon exchange of the 0.94% senior exchangeable notes due 2011. Between 2008 and September 30, 2010, we purchased approximately $1.3 billion par value of these notes in the open market, leaving approximately $1.4 billion par value outstanding. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we would be required to pay cash up to the principal amount

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the notes exchanged. We would issue an incremental number of shares only upon exchange of these notes. These shares are included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation only when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur during the three or nine months ended September 30, 2010 and 2009.

(2)	On July 31, 2009, the exchangeable shares of Nabors Exchangeco were exchanged for Nabors common shares on a one-for-one basis. Basic shares outstanding included (1) the weighted-average number of common shares and restricted stock of Nabors and (2) the weighted-average number of exchangeable shares of Nabors Exchangeco: 285.3 million and 285.0 million shares, cumulatively, for the three and nine months ended September 30, 2010, 283.2 million shares for the three months ended September 30, 2009 and 283.1 million and .1 million shares, respectively, for the nine months ended September 30, 2009.

For all periods presented, the computation of diluted earnings (losses) per share excluded outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because their inclusion would have been anti-dilutive and because they were not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would have potentially diluted earnings per share in the future were 32,543,395 and 16,595,790 shares during the three months ended September 30, 2010 and 2009, respectively, and 14,108,644 and 34,085,988 shares during the nine months ended September 30, 2010 and 2009, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants are included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because it is considered a participating security.

Note 13	Supplemental Balance Sheet and Income Statement Information

At September 30, 2010, other long-term assets included a deposit of $40.0 million of restricted funds held at a financial institution to assure future credit availability for an unconsolidated affiliate. This cash is excluded from cash and cash equivalents in the Consolidated Balance Sheets and Statements of Cash Flows.

Accrued liabilities included the following:

	September 30,	December 31,
	2010	2009
(In thousands)

Accrued compensation	$118,857	$79,195
Deferred revenue	72,975	57,563
Other taxes payable	28,386	33,126
Workers’ compensation liabilities	31,944	31,944
Interest payable	42,321	78,607
Due to joint venture partners	25,641	25,641
Warranty accrual	4,605	6,970
Litigation reserves	12,482	11,951
Professional fees	3,966	3,390
Current deferred tax liability	—	8,793
Other accrued liabilities	23,575	9,157

	$364,752	$346,337

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment income (loss) included the following:

	Nine Months Ended
	September 30,
	2010		2009
(In thousands)

Interest and dividend income	$5,525		$14,936
Gains (losses) on investments, net	(6,501	)(1)	10,612

	$(976)		$25,548

(1)	Includes unrealized losses of $10.1 million from our trading securities.

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net included the following:

	Nine Months Ended
	September 30,
	2010		2009
(In thousands)

Losses on sales and retirements of long-lived assets	$4,211		$2,701
Acquisition-related costs	7,000		—
Litigation expenses	3,398		6,727
Foreign currency transaction losses (gains)	16,839	(1)	8,315
Losses (gains) on derivative instruments	707		(963)
Losses (gains) on early debt extinguishment	7,042		(15,969)
Other gains	1,601		(186)

	$40,798		$625

(1)	Includes $(8.1) million of foreign currency exchange losses for operations in Venezuela related to the Venezuela government’s decision to devalue its currency in January 2010.

Comprehensive income (loss) totaled $(12.0) million and $116.3 million for the three months ended September 30, 2010 and 2009, respectively.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairments and other charges included the following:

	Nine Months Ended
	September 30,
	2010	2009
(In thousands)

Goodwill impairment(1)	$10,707	$14,689
Impairment of long-lived assets:(2)
U.S. Offshore	27,372	—
Other Operating	7,460	—
Impairment of long-lived assets to be disposed of other than by sale:(3)
U.S. Lower 48 Land Drilling	12,452	—
U.S. Well-servicing	3,787	—
U.S. Offshore	6,974	28,062
Alaska	—	15,000
Canada	—	17,930
International	—	3,237
Impairment of oil and gas financing receivable(4)	54,347	112,516
Credit-related impairment on investment(5)	—	35,649

Total impairments and other charges	$123,099	$227,083

(1)	During the three months ended September 30, 2010, we recognized goodwill impairment of approximately $10.7 million relating to our U.S. Offshore operating segment. The impairment charge stemmed from our annual impairment test on goodwill, which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of U.S. Offshore was determined using discounted cash flow models involving assumptions based on our utilization of rigs and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. The current quarter impairment charge was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. Many of our customers have suspended drilling operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. Although the U.S. deepwater drilling moratorium has been lifted, it is uncertain whether our customers’ ability to obtain government permits will improve in the near term. A significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

During the second quarter of 2009, we recognized goodwill impairment of approximately $14.7 million relating to Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating segments. This impairment eliminated the remaining goodwill balance related to operations in Canada and was deemed necessary due to the continued downturn in the oil and gas industry in Canada and lack of certainty regarding eventual recovery in the value of these operations.

(2)	During the three months ended September 30, 2010, we recognized impairment of $27.4 million to some jack-up rigs in our U.S. Offshore operating segment and $7.5 million to our aircraft and some drilling equipment in Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating segment. The impairment charges stemmed from our annual impairment tests on long-lived assets, which determined that the sum of the estimated future cash flows, on an undiscounted basis, was less than the

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount of these assets. The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues as well as direct costs, capital expenditures and working capital requirements. We believe the fair value estimated for purposes of these tests represents a Level 3 fair value measurement. The impairment charge relating to our U.S. Offshore segment was deemed necessary due to the economic conditions for drilling in the Gulf of Mexico as a result of the U.S. deepwater drilling moratorium and the uncertainty whether our customers’ ability to obtain government permits will improve in the near term. The impairment charge relating to Nabors Blue Sky Ltd. was deemed necessary due to the continued duration of the downturn in the oil and gas industry in Canada, which has resulted in diminished demand for the remote access services provided by this subsidiary’s aircraft fleet. A prolonged period of legislative uncertainty and slow economic recovery could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

(3)	During the three months ended September 30, 2010, we retired certain rigs and rig components in our U.S. Lower 48 Land, U.S. Well-servicing and U.S. Offshore Contract Drilling segments and reduced their aggregate carrying value to their estimated aggregate salvage value, resulting in impairment charges of approximately $23.2 million. The retirements included rig components, comprised of engines, top-drive units, building modules and other equipment that has become obsolete or inoperable in each of these operating segments. The impairment charges were determined to be necessary as a result of the continued lower commodity price environment and its related impact on drilling and well-servicing activity and our dayrates. As a result of these factors, we decided to retire these assets. A prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges on additional assets if future cash flow estimates, based upon information then available to management, indicate that their carrying value may not be recoverable.

During the second quarter of 2009, we retired some inactive rigs and rig components in our U.S. Offshore, Alaska, Canada and International Contract Drilling segments which reduced their aggregate carrying value from $69.0 million to their estimated aggregate salvage value. The impairment charges resulted from the continued deterioration and longer-than-expected downturn in the demand for oil and gas drilling activities.

(4)	As of September 30, 2010, we recorded an impairment totaling $54.3 million to a certain oil and gas financing receivable, which reduced the carrying value of this oil and gas financing receivable included in long-term investments to $15.5 million. The impairment was primarily due to the lower price environment, which has significantly reduced demand for future gas production and development in the Barnett Shale area of north central Texas. We determined the impairment using estimates and assumptions based on estimated cash flows for proved and probable reserves and current natural gas prices. We believe the estimates used provide a reasonable estimate of current fair value. We determined that this represented a Level 3 fair value measurement. As of June 30, 2009, we initially recorded an impairment totaling $112.5 million to this oil and gas financing receivable primarily due to the lower price environment and our plan for future gas production and development in this area.

(5)	During the second quarter of 2009, we recorded an other-than-temporary impairment of $40.3 million to a debt security. This impairment related to an investment in a corporate bond that was downgraded to non-investment grade level by Standard and Poor’s and Moody’s Investors Service during 2009. These downgrades as well as the length of time and extent to which the market value had been less than our cost led to our decision that the impairment was other-than-temporary.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Segment Information

The following table sets forth financial information with respect to our reportable segments:

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2010	2009	2010	2009
(In thousands)

Operating revenues and Earnings (losses) from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$350,348	$212,004	$925,262	$851,742
U.S. Land Well-servicing	119,127	89,459	321,978	323,901
U.S. Pressure Pumping(2)	61,611	—	61,611	—
U.S. Offshore	26,504	25,708	103,680	128,047
Alaska	45,920	45,210	139,099	161,199
Canada	85,728	58,219	262,043	217,464
International	288,535	307,660	800,886	977,867

Subtotal Contract Drilling(3)	977,773	738,260	2,614,559	2,660,220
Oil and Gas(4)	11,280	11,022	31,682	(53,874)
Other Operating Segments(5)(6)	130,392	89,774	333,654	350,173
Other reconciling items(7)	(38,342)	(32,753)	(94,930)	(155,707)

Total	$1,081,103	$806,303	$2,884,965	$2,800,812

Adjusted income derived from operating activities:(8)
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$70,452	$46,382	$188,907	$245,699
U.S. Land Well-servicing	9,049	342	19,465	20,192
U.S. Pressure Pumping(2)	11,987	—	11,987	—
U.S. Offshore	(1,090)	(163)	14,387	23,391
Alaska	14,299	11,145	40,644	48,344
Canada	1,013	(10,448)	6,398	(7,651)
International	64,379	86,865	182,930	291,143

Subtotal Contract Drilling(3)	170,089	134,123	464,718	621,118
Oil and Gas(4)	1,037	4,322	5,654	(76,105)
Other Operating Segments(5)(6)	17,969	3,978	33,176	28,253
Other reconciling items(8)	(24,676)	(25,232)	(70,559)	(177,409)

Total adjusted income derived from operating activities	$164,419	$117,191	$432,989	$395,857
Interest expense	(66,973)	(66,671)	(199,035)	(199,776)
Investment income (loss)	(733)	(1,806)	(976)	25,548
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(9,407)	(10,516)	(40,798)	(625)
Impairments and other charges	(123,099)	—	(123,099)	(227,083)

Income (loss) from continuing operations before income taxes	(35,793)	38,198	69,081	(6,079)
Income tax expense (benefit)	(4,230)	(15,477)	13,154	728

Income (loss) from continuing operations, net of tax	(31,563)	53,675	55,927	(6,807)
Income (loss) from discontinued operations, net of tax	(7,591)	(23,250)	(12,921)	(31,855)

Net income (loss)	(39,154)	30,425	43,006	(38,662)
Less: Net income (loss) attributable to noncontrolling interest	(453)	(895)	1,208	376

Net income (loss) attributable to Nabors	$(39,607)	$29,530	$44,214	$(38,286)

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2010	2009
(In thousands)

Total assets:
Contract Drilling:
U.S. Lower 48 Land Drilling	$2,706,207	$2,609,101
U.S. Land Well-servicing	587,070	594,456
U.S. Pressure Pumping	1,107,512	—
U.S. Offshore	380,538	440,556
Alaska	336,238	373,146
Canada	973,805	984,740
International	3,209,529	3,151,513

Subtotal Contract Drilling(10)	9,300,899	8,153,512
Oil and Gas(11)	896,935	835,465
Other Operating Segments(12)	540,371	502,501
Other reconciling items(10) (13)	882,523	1,153,212

Total assets	$11,620,728	$10,644,690

(1)	These segments include our drilling, well-servicing, fluid logistics and workover operations, on land and offshore.

(2)	Includes operating results of the Merger during the period September 10 through September 30, 2010.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.6 million and $4.9 million for the three months ended September 30, 2010 and 2009, respectively, and $3.7 million and $6.8 million for the nine months ended September 30, 2010 and 2009, respectively.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $6.8 million and $7.7 million for the three months ended September 30, 2010 and 2009, respectively, and $14.5 million and $(73.2) million for the nine months ended September 30, 2010 and 2009, respectively.

(5)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $4.4 million and $4.5 million for the three months ended September 30, 2010 and 2009, respectively, and $10.1 million and $13.3 million for the nine months ended September 30, 2010 and 2009, respectively.

(7)	Represents the elimination of inter-segment transactions.

(8)	Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from “Operating revenues” and then adding “Earnings (losses) from unconsolidated affiliates.” These amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that these financial measures are an accurate reflection of our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Includes $53.5 million and $49.8 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2010 and December 31, 2009, respectively.

(11)	Includes $148.6 million and $190.1 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2010 and December 31, 2009, respectively.

(12)	Includes $68.4 million and $65.8 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2010 and December 31, 2009, respectively.

(13)	Includes $1.9 million and $.9 million of investments in unconsolidated affiliates accounted for using the cost method as of September 30, 2010 and December 31, 2009, respectively.

Note 15	Assets Held for Sale and Discontinued Operations

We recently began actively marketing our oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia. These assets also include our 49.7% and 50.0% ownership interests in our investments of Remora Energy International, LP (“Remora”) and Stone Mountain Ventures Partnership (“SMVP”), respectively, which we account for using the equity method of accounting. All of these assets are included in our oil and gas operating segment. We determined that the plan of sale criteria in the ASC Topic relating to the Presentation of Financial Statements for Assets Sold or Held for Sale had been met during the third quarter of 2010. Accordingly, we have reclassified these wholly owned oil and gas assets from our property, plant and equipment, net, as well as our investment balances for Remora and SMVP from investments in unconsolidated affiliates to assets held for sale, in our consolidated balance sheet at September 30, 2010. The table below summarizes the balances relating to assets held for sale at September 30, 2010 as compared to the balances at December 31, 2009.

Assets Held for Sale

	September 30,	December 31,
	2010	2009
(In thousands)

Investments in unconsolidated affiliates	$81,658	$77,588
Property, plant and equipment, net	263,480	245,779

Total	$345,138	$323,367

The results of operations from these assets have been reclassified and presented as results of discontinued operations for all periods presented in these interim consolidated financial statements. Our condensed statements of income from discontinued operations related to these oil and gas properties for the three and nine months ended September 30, 2010 and 2009 were as follows:

Condensed Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In thousands)

Revenues from discontinued operations	$7,283	$2,715	$27,015	$3,885
Earnings (losses) from unconsolidated affiliates from discontinued operations	(3,727)	(3,646)	(6,335)	(5,965)
Income (loss) from discontinued operations
Income (loss) from discontinued operations	$(8,864)	$(4,218)	$(13,432)	$(10,652)
Income tax (expense) benefit	1,273	(19,032)	511	(21,203)

Income (loss) from discontinued operations, net of taxes	$(7,591)	$(23,250)	$(12,921)	$(31,855)

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16	Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the public debt securities issued by Nabors Delaware, and Nabors and Nabors Delaware fully and unconditionally guaranteed the 4.875% senior notes due August 2009 issued by Nabors Holdings 1, ULC, an unlimited liability company formed under the Companies Act of Nova Scotia, Canada and a subsidiary of Nabors. On August 17, 2009, we paid $168.4 million to discharge the remaining balance of the 4.875% senior notes. Effective September 30, 2009, Nabors Holdings 1, ULC was amalgamated with Nabors Drilling Canada ULC, the successor company.

The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware and Nabors Holdings 1, ULC are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, statements of income for the three and nine months ended September 30, 2010 and 2009, and the consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the 4.875% senior notes issued by Nabors Holdings 1, ULC, (c) Nabors Holdings 1, ULC, issuer of the 4.875% senior notes, (d) the nonguarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	September 30, 2010
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$3,884	$26	$—	$635,773	$—	$639,683
Short-term investments	—	—	—	132,786	—	132,786
Assets held for sale	—	—	—	345,138	—	345,138
Accounts receivable, net	—	—	—	1,002,974	—	1,002,974
Inventory	—	—	—	142,973	—	142,973
Deferred income taxes	—	(95,058)	—	124,383	—	29,325
Other current assets	50	161,283	—	111,712	—	273,045

Total current assets	3,934	66,251	—	2,495,739	—	2,565,924
Long-term investments and other receivables	—	—	—	37,448	—	37,448
Property, plant and equipment, net	—	45,141	—	7,839,733	—	7,884,874
Goodwill	—	—	—	463,427	—	463,427
Intercompany receivables	165,152	91,913	—	230,784	(487,849)	—
Investment in unconsolidated affiliates	5,040,852	5,735,431	—	1,908,788	(12,412,639)	272,432
Other long-term assets	—	35,156	—	361,467	—	396,623

Total assets	$5,209,938	$5,973,892	$—	$13,337,386	$(12,900,488)	$11,620,728

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,361,712	$—	$81,002	$—	$1,442,714
Trade accounts payable	(11)	—	—	368,791	—	368,780
Accrued liabilities	2,317	40,439	—	321,996	—	364,752
Income taxes payable	—	153,588	—	(68,314)	—	85,274

Total current liabilities	2,306	1,555,739	—	703,475	—	2,261,520
Long-term debt	—	3,061,755	—	4,993	—	3,066,748
Other long-term liabilities	—	5,693	—	228,147	—	233,840
Deferred income taxes	—	42,428	—	726,434	—	768,862
Intercompany payable	—	53,470	—	434,379	(487,849)	—

Total liabilities	2,306	4,719,085	—	2,097,428	(487,849)	6,330,970

Subsidiary preferred stock	—	—	—	69,188	—	69,188

Shareholders’ equity	5,207,632	1,254,807	—	11,157,832	(12,412,639)	5,207,632
Noncontrolling interest	—	—	—	12,938	—	12,938

Total equity	5,207,632	1,254,807	—	11,170,770	(12,412,639)	5,220,570

Total liabilities and equity	$5,209,938	$5,973,892	$—	$13,337,386	$(12,900,488)	$11,620,728

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

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income

	Three Months Ended September 30, 2010
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$1,069,261	$—	$1,069,261
Earnings (losses) from unconsolidated affiliates	—	—	—	11,842	—	11,842
Earnings (losses) from consolidated affiliates	(38,086)	(176,410)	—	(200,847)	415,343	—
Investment income (loss)	5	—	—	(738)	—	(733)
Intercompany interest income	—	18,178	—	—	(18,178)	—

Total revenues and other income	(38,081)	(158,232)	—	879,518	397,165	1,080,370

Costs and other deductions:
Direct costs	—	—	—	625,561	—	625,561
General and administrative expenses	2,250	119	—	85,109	(284)	87,194
Depreciation and amortization	—	871	—	197,280	—	198,151
Depletion	—	—	—	5,778	—	5,778
Interest expense	—	69,021	—	(2,048)	—	66,973
Intercompany interest expense	—	—	—	18,178	(18,178)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(724)	1,151	—	8,696	284	9,407
Impairments and other charges	—	—	—	123,099	—	123,099

Total costs and other deductions	1,526	71,162	—	1,061,653	(18,178)	1,116,163

Income (loss) from continuing operations before income taxes	(39,607)	(229,394)	—	(182,135)	415,343	(35,793)
Income tax expense (benefit)	—	(19,604)	—	15,374	—	(4,230)

Income (loss) from continuing operations, net of tax	(39,607)	(209,790)	—	(197,509)	415,343	(31,563)
Income (loss) from discontinued operations, net of tax	—	—	—	(7,591)	—	(7,591)

Net income (loss)	(39,607)	(209,790)	—	(205,100)	415,343	(39,154)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(453)	—	(453)

Net income (loss) attributable to Nabors	$(39,607)	$(209,790)	$—	$(205,553)	$415,343	$(39,607)

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2009
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$789,200	$—	$789,200
Earnings (losses) from unconsolidated affiliates	—	—	—	17,103	—	17,103
Earnings (losses) from consolidated affiliates	24,141	34,984	8	(6,004)	(53,129)	—
Investment income (loss)	1	1	100	(1,908)	—	(1,806)
Intercompany interest income	—	18,470	1,116	—	(19,586)	—

Total revenues and other income	24,142	53,455	1,224	798,391	(72,715)	804,497

Costs and other deductions:
Direct costs	—	—	—	431,280	—	431,280
General and administrative expenses	2,948	87	—	78,674	(72)	81,637
Depreciation and amortization	—	2,583	—	171,118	—	173,701
Depletion	—	—	—	2,494	—	2,494
Interest expense	—	72,350	1,071	(6,750)	—	66,671
Intercompany interest expense	—	—	—	19,586	(19,586)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(8,336)	9,005	11,206	16,816	(18,175)	10,516
Impairments and other charges	—	—	—	—	—	—

Total costs and other deductions	(5,388)	84,025	12,277	713,218	(37,833)	766,299

Income (loss) from continuing operations before income taxes	29,530	(30,570)	(11,053)	85,173	(34,882)	38,198
Income tax expense (benefit)	—	(24,255)	(1,337)	10,115	—	(15,477)

Income (loss) from continuing operations, net of tax	29,530	(6,315)	(9,716)	75,058	(34,882)	53,675
Income (loss) from discontinued operations, net of tax	—	—	—	(23,250)	—	(23,250)

Net income (loss)	29,530	(6,315)	(9,716)	51,808	(34,882)	30,425
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(895)	—	(895)

Net income (loss) attributable to Nabors	$29,530	$(6,315)	$(9,716)	$50,913	$(34,882)	$29,530

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2010
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$2,856,636	$—	$2,856,636
Earnings (losses) from unconsolidated affiliates	—	—	—	28,329	—	28,329
Earnings (losses) from consolidated affiliates	35,930	(104,135)	—	(192,837)	261,042	—
Investment income (loss)	12	—	—	(988)	—	(976)
Intercompany interest income	—	54,121	—	—	(54,121)	—

Total revenues and other income	35,942	(50,014)	—	2,691,140	206,921	2,883,989

Costs and other deductions:
Direct costs	—	—	—	1,648,289	—	1,648,289
General and administrative expenses	6,033	298	—	237,182	(556)	242,957
Depreciation and amortization	—	2,432	—	542,652	—	545,084
Depletion	—	—	—	15,646	—	15,646
Interest expense	—	206,736	—	(7,701)	—	199,035
Intercompany interest expense	—	—	—	54,121	(54,121)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(14,305)	22,443	—	32,104	556	40,798
Impairments and other charges	—		—	123,099	—	123,099

Total costs and other deductions	(8,272)	231,909	—	2,645,392	(54,121)	2,814,908

Income (loss) from continuing operations before income taxes	44,214	(281,923)	—	45,748	261,042	69,081
Income tax expense (benefit)	—	(65,781)	—	78,935	—	13,154

Income (loss) from continuing operations, net of tax	44,214	(216,142)	—	(33,187)	261,042	55,927
Income (loss) from discontinued operations, net of tax	—	—	—	(12,921)	—	(12,921)

Net income (loss)	44,214	(216,142)	—	(46,108)	261,042	43,006
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	1,208	—	1,208

Net income (loss) attributable to Nabors	$44,214	$(216,142)	$—	$(44,900)	$261,042	$44,214

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2009
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Revenues and other income:
Operating revenues	$—	$—	$—	$2,853,944	$—	$2,853,944
Earnings (losses) from unconsolidated affiliates	—	—	—	(53,132)	—	(53,132)
Earnings (losses) from consolidated affiliates	(28,887)	(151,704)	(86,751)	(249,744)	517,086	—
Investment income	51	2,344	101	23,052	—	25,548
Intercompany interest income	—	47,720	5,558	—	(53,278)	—

Total revenues and other income	(28,836)	(101,640)	(81,092)	2,574,120	463,808	2,826,360

Costs and other deductions:
Direct costs	—	—	—	1,546,076	—	1,546,076
General and administrative expenses	26,399	295	1	325,960	(443)	352,212
Depreciation and amortization	—	2,733	—	496,097	—	498,830
Depletion	—	—	—	7,837	—	7,837
Interest expense	—	218,118	5,634	(23,976)	—	199,776
Intercompany interest expense	—	—	—	53,278	(53,278)	—
Losses (gains) on sales, retirements and impairments of long-lived assets and other expense (income), net	(16,949)	(214)	5,069	30,523	(17,804)	625
Impairments and other charges	—	—	—	227,083	—	227,083

Total costs and other deductions	9,450	220,932	10,704	2,662,878	(71,525)	2,832,439

Income (loss) from continuing operations before income taxes	(38,286)	(322,572)	(91,796)	(88,758)	535,333	(6,079)
Income tax expense (benefit)	—	(63,221)	15,744	48,205	—	728

Income (loss) from continuing operations, net of tax	(38,286)	(259,351)	(107,540)	(136,963)	535,333	(6,807)
Income (loss) from discontinued operations, net of tax	—	—	—	(31,855)	—	(31,855)

Net income (loss)	(38,286)	(259,351)	(107,540)	(168,818)	535,333	(38,662)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	376	—	376

Net income (loss) attributable to Nabors	$(38,286)	$(259,351)	$(107,540)	$(168,442)	$535,333	$(38,286)

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$87,995	$325,427	$—	$268,712	$—	$682,134

Cash flows from investing activities:
Purchases of investments	—	—	—	(27,695)	—	(27,695)
Sales and maturities of investments	—	—	—	32,103	—	32,103
Cash paid for acquisition of business, net	—	—	—	(680,230)		(680,230)
Investment in unconsolidated affiliates	—	—	—	(40,936)	—	(40,936)
Capital expenditures	—	—	—	(640,953)	—	(640,953)
Proceeds from sales of assets and insurance claims	—	—	—	26,084	—	26,084
Cash paid for investments in consolidated affiliates	(99,300)	(732,000)	—	—	831,300	—

Net cash provided by (used for) investing activities	(99,300)	(732,000)	—	(1,331,627)	831,300	(1,331,627)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(4,649)	—	(4,649)
Proceeds from issuance of long-term debt	—	691,281	—	—	—	691,281
Debt issuance costs	—	(7,144)	—	—	—	(7,144)
Proceeds from Revolving Credit Facility	—	600,000	—	—	—	600,000
Proceeds from issuance of common shares, net	5,391	—	—	—	—	5,391
Reduction in long-term debt	—	(274,095)	—	(40,258)	—	(314,353)
Reduction in Revolving Credit Facility	—	(600,000)	—	—	—	(600,000)
Repurchase of equity component of convertible debt	—	(4,712)	—	—	—	(4,712)
Settlement of call options and warrants, net	—	1,134	—	—	—	1,134
Purchase of restricted stock	(1,904)	—	—	—	—	(1,904)
Tax benefit related to share-based awards	—	—	—	(38)	—	(38)
Proceeds from parent contributions	—	—	—	831,300	(831,300)	—

Net cash (used for) provided by financing activities	3,487	406,464	—	786,355	(831,300)	365,006
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,645)	—	(3,645)

Net (decrease) increase in cash and cash equivalents	(7,818)	(109)	—	(280,205)	—	(288,132)
Cash and cash equivalents, beginning of period	11,702	135	—	915,978	—	927,815

Cash and cash equivalents, end of period	$3,884	$26	$—	$635,773	$—	$639,683

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2009
		Nabors
	Nabors	Delaware	Nabors	Other
	(Parent/	(Issuer/	Holdings	Subsidiaries	Consolidating	Consolidated
(In thousands)	Guarantor)	Guarantor)	(Issuer)	(Nonguarantors)	Adjustments	Total

Net cash provided by (used for) operating activities	$42,706	$476,870	$608	$939,983	$(159,956)	$1,300,211

Cash flows from investing activities:
Purchases of investments	—	—	—	(26,411)	—	(26,411)
Sales and maturities of investments	—	—	—	48,505	—	48,505
Investment in unconsolidated affiliates	—	—	—	(125,076)	—	(125,076)
Capital expenditures	—	—	—	(928,198)	—	(928,198)
Proceeds from sales of assets and insurance claims	—	—	—	24,295	—	24,295
Proceeds from sale of consolidated affiliate	—	—	239,421	(239,421)	—	—
Cash paid for investments in consolidated affiliates	(13,912)	(900,000)	—	—	913,912	—

Net cash provided by (used for) investing activities	(13,912)	(900,000)	239,421	(1,246,306)	913,912	(1,006,885)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(12,820)	—	(12,820)
Proceeds from long-term debt	—	1,124,978	—	—	—	1,124,978
Debt issuance costs	—	(8,832)	—	—	—	(8,832)
Intercompany debt	—	—	143,859	(143,859)	—	—
Proceeds from issuance of common shares, net	2,157	—	—	—	—	2,157
Reduction in long-term debt	—	(688,195)	(225,191)	(330)	—	(913,716)
Repurchase of equity component of convertible debt	—	(1,541)	—	—	—	(1,541)
Purchase of restricted stock	(1,508)	—	—	—	—	(1,508)
Tax benefit related to share-based awards	—	289	—	—	—	289
Cash dividends paid	—	—	(159,956)	—	159,956	—
Proceeds from parent contributions	—	—	—	913,912	(913,912)	—

Net cash (used for) provided by financing activities	649	426,699	(241,288)	756,903	(753,956)	189,007

Effect of exchange rate changes on cash and cash equivalents	—	—	—	10,631	—	10,631

Net (decrease) increase in cash and cash equivalents	29,443	3,569	(1,259)	461,211	—	492,964
Cash and cash equivalents, beginning of period	8,291	96	1,259	432,441	—	442,087

Cash and cash equivalents, end of period	$37,734	$3,655	$—	$893,652	$—	$935,051

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of September 30, 2010, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the consolidated statement of cash flows and of changes in equity for the nine-month periods ended September 30, 2010 and 2009. This interim financial information is the responsibility of the Company’s management.

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
November 5, 2010

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

You should consider the following key factors when evaluating these forward-looking statements:

•	fluctuations in worldwide prices of and demand for natural gas and oil;

•	fluctuations in levels of natural gas and oil exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors, technological changes and developments in the oilfield services industry;

•	the existence of operating risks inherent in the oilfield services industry;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility of political instability, war or acts of terrorism in any of the countries in which we do business; and

•	general economic conditions including the capital and credit markets.

Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of natural gas or oil, which could have a material impact on these activities, could also materially affect our financial position, results of operations and cash flows.

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

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, well-servicing, fluid logistics and workover operations, on land and offshore. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in our Other Operating Segments.

Natural gas prices are the primary driver of our U.S. Lower 48 Land Drilling and Canadian Contract Drilling operations, while oil prices are the primary driver in our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $4.51 per thousand cubic feet (mcf) during the 12-month period ended September 30, 2010, slightly up from a $4.45 per mcf average during the prior 12 months. West Texas intermediate spot oil prices (per Bloomberg) averaged $77.19 per barrel for the 12 months ended September 30, 2010, up from a $57.67 per barrel average during the preceding 12 months.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended September 30, 2010 totaled $1.1 billion, representing an increase of $274.8 million, or 34% as compared to the three months ended September 30, 2009, and $2.9 billion for the nine months ended September 30, 2010, representing an increase of $84.2 million, or 3%, as compared to the nine months ended September 30, 2009. Adjusted income derived from operating activities for the three months ended September 30, 2010 totaled $164.4 million, representing an increase of 40%, compared to the three months ended September 30, 2009. Net loss attributable to Nabors totaled $39.6 million ($(.11) per diluted share from continuing operations) for the three months ended September 30, 2010 as compared to net income attributable to Nabors of $29.5 million ($.18 per diluted share from continuing operations) during the 2009 corresponding quarter. Adjusted income derived from operating activities for the nine months ended September 30, 2010 totaling $433.0 million increased by 9% compared to the nine months ended September 30, 2009. Net income attributable to Nabors for the nine months ended September 30, 2010 totaled $44.2 million ($.19 per diluted share from continuing operations), compared to the net loss attributable to Nabors during the nine months ended September 30, 2009 of $38.3 million ($(.03) per diluted share from continuing operations).

Our operating results during the nine months ended September 30, 2010 were higher than the corresponding 2009 period primarily due to prior year impairments and other charges as well as a full-cost ceiling adjustment recorded by our U.S. oil and gas joint venture for which our proportionate share totaled $75 million. During 2010, our drilling activity has improved slightly in our U.S. Lower 48 Land Drilling and Canada Well-servicing operations primarily due to increasing drilling activity in oil and the liquids-oil shale plays. Our U.S. Well-servicing business is also improving with continuing strong crude oil prices, which are leading to increased activity. However, our operating results and activity levels continue to be negatively impacted in our U.S. Offshore operations in response to uncertainty in the regulatory environment; our Alaskan operations due to key customers spending constraints; and Internationally with less activity in two key markets, specifically, Saudi Arabia and Mexico.

Our U.S. Offshore operations were improving over the prior year until the Gulf of Mexico blowout in mid-2010, which has limited the use of our assets. Specifically, operating results have been impacted because our customers have suspended most of their operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. Although the previously issued U.S. deepwater drilling moratorium has been lifted, it is uncertain whether our customers’ ability to obtain government permits will improve in the near term. Our Alaska operating segment has been negatively impacted because the largest operator in the area has curtailed and suspended drilling operations, creating a surplus of rigs in the market and causing price competition. We expect these conditions will persist and continue to adversely impact our Alaska operating results through 2011. We expect our International results to remain flat in 2011 as the contribution of increasing land rig activity is essentially offset by contract renewals on our jack-up rigs at significantly lower average dayrates.

Our operating results for 2010 are expected to approximate levels realized during 2009 based on a steady recovery of the oil and gas market and its related impact on drilling and well-servicing activity and dayrates. While our U.S. Lower 48 Land rig count is moderating, we anticipate the narrowing of the gap between current average dayrates and those we are receiving for renewing contracts will continue, leading to higher average rates and an improvement in income. In addition, our investments in new and upgraded rigs over the past five years will continue to result in long-term contracts which we expect will enhance our competitive position as these market conditions improve.

The following tables set forth certain information with respect to our reportable segments and rig activity:

Nine Months
Three Months	Ended
Ended September 30,	Increase/	September 30,	Increase/
2010	2009	(Decrease)	2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates:
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$350,348	$212,004	$138,344	65%	$925,262	$851,742	$73,520	9%
U.S. Land Well-servicing	119,127	89,459	29,668	33%	321,978	323,901	(1,923)	(1%)
U.S. Pressure Pumping(2)	61,611	—	61,611	100%	61,611	—	61,611	100%
U.S. Offshore	26,504	25,708	796	3%	103,680	128,047	(24,367)	(19%)
Alaska	45,920	45,210	710	2%	139,099	161,199	(22,100)	(14%)
Canada	85,728	58,219	27,509	47%	262,043	217,464	44,579	20%
International	288,535	307,660	(19,125)	(6%)	800,886	977,867	(176,981)	(18%)

Subtotal Contract Drilling(3)	977,773	738,260	239,513	32%	2,614,559	2,660,220	(45,661)	(2%)
Oil and Gas (4)	11,280	11,022	258	2%	31,682	(53,874)	85,556	159%
Other Operating Segments(5)(6)	130,392	89,774	40,618	45%	333,654	350,173	(16,519)	(5%)
Other reconciling items(7)	(38,342)	(32,753)	(5,589)	(17%)	(94,930)	(155,707)	60,777	39%

Total	$1,081,103	$806,303	$274,800	34%	$2,884,965	$2,800,812	$84,153	3%

Adjusted income derived from operating activities(8):
Contract Drilling:(1)
U.S. Lower 48 Land Drilling	$70,452	$46,382	$24,070	52%	$188,907	$245,699	$(56,792)	(23%)
U.S. Land Well-servicing	9,049	342	8,707	n/m	(13)	19,465	20,192	(727)	(4%)
U.S. Pressure Pumping(2)	11,987	—	11,987	100%	11,987	—	11,987	100%
U.S. Offshore	(1,090)	(163)	(927)	(569%)	14,387	23,391	(9,004)	(38%)
Alaska	14,299	11,145	3,154	28%	40,644	48,344	(7,700)	(16%)
Canada	1,013	(10,448)	11,461	110%	6,398	(7,651)	14,049	184%
International	64,379	86,865	(22,486)	(26%)	182,930	291,143	(108,213)	(37%)

Subtotal Contract Drilling(3)	170,089	134,123	35,966	27%	464,718	621,118	(156,400)	(25%)
Oil and Gas(4)	1,037	4,322	(3,285)	(76%)	5,654	(76,105)	81,759	107%
Other Operating Segments(5)(6)	17,969	3,978	13,991	352%	33,176	28,253	4,923	17%
Other reconciling items(9)	(24,676)	(25,232)	556	2%	(70,559)	(177,409)	106,850	60%

Total	$164,419	$117,191	$47,228	40%	$432,989	$395,857	$37,132	9%

Interest expense	(66,973)	(66,671)	(302)	0%	(199,035)	(199,776)	741	0%
Investment income (loss)	(733)	(1,806)	1,073	59%	(976)	25,548	(26,524)	(104%)
(Losses) gains on sales and retirements of long-lived assets and other income (expense), net	(9,407)	(10,516)	1,109	11%	(40,798)	(625)	(40,173)	n/m	(13)
Impairments and other charges	(123,099)	—	(123,099)	(100%)	(123,099)	(227,083)	103,984	46%

Income (loss) from continuing operations before income taxes	(35,793)	38,198	(73,991)	(194%)	69,081	(6,079)	75,160	n/m	(13)
Income tax expense (benefit)	(4,230)	(15,477)	11,247	73%	13,154	728	12,426	n/m	(13)

Income (loss) from continuing operations, net of tax	(31,563)	53,675	(85,238)	(159%)	55,927	(6,807)	62,734	922%
Income (loss) from discontinued operations, net of tax	(7,591)	(23,250)	15,659	67%	(12,921)	(31,855)	18,934	59%

Net income (loss)	(39,154)	30,425	(69,579)	(229%)	43,006	(38,662)	81,668	211%
Less: Net (income) loss attributable to non-controlling interest	(453)	(895)	442	49%	1,208	376	832	221%

Net income (loss) attributable to Nabors	$(39,607)	$29,530	$(69,137)	(234%)	$44,214	$(38,286)	$82,500	215%

Rig activity:
Rig years:(10)
U.S. Lower 48 Land Drilling	182.2	123.6	58.6	47%	171.2	152.8	18.4	12%
U.S. Offshore	8.2	7.8	.4	5%	10.4	11.7	(1.3)	(11%)
Alaska	6.7	9.0	(2.3)	(26%)	7.9	10.7	(2.8)	(26%)
Canada	27.5	12.3	15.2	124%	26.6	19.2	7.4	39%
International(11)	103.0	97.1	5.9	6%	96.3	105.0	(8.7)	(8%)

Total rig years	327.6	249.8	77.8	31%	312.4	299.4	13.0	4%

Rig hours:(12)
U.S. Land Well-servicing	168,949	135,040	33,909	25%	474,495	457,404	17,091	4%
Canada Well-servicing	44,606	31,686	12,920	41%	122,849	105,806	17,043	16%

Total rig hours	213,555	166,726	46,829	28%	597,344	563,210	34,134	6%

(1)	These segments include our drilling, well-servicing, fluid logistics and workover operations, on land and offshore.

(2)	Includes operating results of the Merger during the period September 10 through September 30, 2010.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.6 million and $4.9 million for the three months ended September 30, 2010 and 2009, respectively, and $3.7 million and $6.8 million for the nine months ended September 30, 2010 and 2009, respectively.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $6.8 million and $7.7 million for the three months ended September 30, 2010 and 2009, respectively, and $14.5 million and $(73.2) million for the nine months ended September 30, 2010 and 2009, respectively.

(5)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $4.4 million and $4.5 million for the three months ended September 30, 2010 and 2009, respectively, and $10.1 million and $13.3 million for the nine months ended September 30, 2010 and 2009, respectively.

(7)	Represents the elimination of inter-segment transactions.

(8)	Adjusted income derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from “Operating revenues” and then adding “Earnings (losses) from unconsolidated affiliates.” These amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income derived from operating activities, because it believes that these financial measures are an accurate reflection of our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(10)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(11)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 2.0 years and 2.5 years during the three months ended September 30, 2010 and 2009, respectively, and 2.3 years and 2.6 years during the nine months ended September 30, 2010 and 2009, respectively.

(12)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

(13)	The percentage is so large that it is not meaningful.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, well-servicing and workover, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$350,348	$212,004	$138,344	65%	$925,262	$851,742	$73,520	9%
Adjusted income derived from operating activities	$70,452	$46,382	$24,070	52%	$188,907	$245,699	$(56,792)	(23%)
Rig years	182.2	123.6	58.6	47%	171.2	152.8	18.4	12%

Operating results increased during the three months ended September 30, 2010 compared to the prior year quarter primarily due to an increase in drilling activity. This increase was partially offset by the decrease in early contract termination revenue. Operating revenues related to early contract termination during the three months ended September 30, 2010 included $3.3 million as compared to the prior-year quarter early contract termination revenue of $15.5 million. We expect to recognize revenues relating to early contract termination of contracts at a significantly diminished rate during 2010 relative to 2009.

Operating revenues increased during the nine months ended September 30, 2010 compared to the corresponding 2009 period primarily due to an increase in drilling activity despite lower average dayrates. This increase was partially offset by the decrease in early contract termination revenue. Operating revenues related to early contract termination during the nine months ended September 30, 2010 included $22.4 million as compared to the prior-year period early contract termination revenue during the nine months ended September 30, 2009 of $95.0 million. Adjusted income derived from operating activities decreased during the nine months ended September 30, 2010 compared to the corresponding 2009 period primarily due to an increase in operating costs associated with the increased drilling activity.

U.S. Land Well-servicing.  The results of operations for this reportable segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$119,127	$89,459	$29,668	33%	$321,978	$323,901	$(1,923)	(1%)
Adjusted income derived from operating activities	$9,049	$342	$8,707	n/m (1)	$19,465	$20,192	$(727)	(4%)
Rig hours	168,949	135,040	33,909	25%	474,495	457,404	17,091	4%

(1)	The percentage is so large that it is not meaningful.

Operating results increased during the three months ended September 30, 2010 compared to the prior year quarter primarily due to an increase in rig utilization driven by higher oil prices. The increase in operating results also reflects lower general and administrative costs and depreciation expense.

Operating results decreased slightly during the nine months ended September 30, 2010 compared to the corresponding 2009 period primarily due to increases in operating costs. These decreases were partially offset by lower general and administrative costs and depreciation expense.

U.S. Pressure Pumping.  The results of operations for this reportable segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$61,611	$—	$61,611	100%	$61,611	$—	$61,611	100%
Adjusted income derived from operating activities	$11,987	$—	$11,987	100%	$11,987	$—	$11,987	100%

Operating results related to our acquisition of Superior are reflected for the period September 10, 2010 through September 30, 2010. See Note 5 Acquisition in our accompanying notes to consolidated financial statements.

U.S. Offshore.  The results of operations for this reportable segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$26,504	$25,708	$796	3%	$103,680	$128,047	$(24,367)	(19%)
Adjusted income (loss) derived from operating activities	$(1,090)	$(163)	$(927)	(569%)	$14,387	$23,391	$(9,004)	(38%)
Rig years	8.2	7.8	.4	5%	10.4	11.7	(1.3)	(11%)

Operating revenues increased during the three months ended September 30, 2010 compared to the prior year quarter primarily due to higher utilization for a SuperSundownertm platform rig and a workover jack-up rig during the current year quarter. Adjusted income (loss) derived from operating activities decreased during the three months ended September 30, 2010 compared to the corresponding 2009 period mostly due to higher depreciation expense.

Operating results decreased during the nine months ended September 30, 2010 compared to the corresponding 2009 period primarily due to lower average dayrates and utilization for the SuperSundownertm platform and Sundowner® platform rigs as drilling activities significantly declined after the first quarter of 2009 in response to the economic recession. Additionally, operating revenues were negatively impacted during the nine months ended September 30, 2010 when our customers suspended most of their drilling operations in the Gulf of Mexico, largely as a result of their inability to procure government permits.

Alaska.  The results of operations for this reportable segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$45,920	$45,210	$710	2%	$139,099	$161,199	$(22,100)	(14%)
Adjusted income derived from operating activities	$14,299	$11,145	$3,154	28%	$40,644	$48,344	$(7,700)	(16%)
Rig years	6.7	9.0	(2.3)	(26%)	7.9	10.7	(2.8)	(26%)

Operating results increased during the three months ended September 30, 2010 compared to the prior year quarter primarily as a result of additional rig and equipment-related revenues, part of which was an acceleration of deferred revenues from a terminating contract, despite few rig years.

The decrease in operating results during the nine months ended September 30, 2010 compared to the corresponding 2009 period was primarily due to decreases in average dayrates and drilling activity.

Canada.  The results of operations for this reportable segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$85,728	$58,219	$27,509	47%	$262,043	$217,464	$44,579	20%
Adjusted income (loss) derived from operating activities	$1,013	$(10,448)	$11,461	110%	$6,398	$(7,651)	$14,049	184%
Rig years	27.5	12.3	15.2	124%	26.6	19.2	7.4	39%
Rig hours	44,606	31,686	12,920	41%	122,849	105,806	17,043	16%

Operating results increased during the three and nine months ended September 30, 2010 compared to the corresponding 2009 periods primarily as a result of an overall increase in well-servicing activity, driven by higher oil prices and drilling activity, which offset the declines in average drilling dayrates and natural gas prices. Customer demand in the Canada oil and gas markets has improved during 2010 in line with a slow economic recovery. Our operating results for the three and nine months ended September 30, 2010 were positively impacted by cost reduction efforts, including lower general and administrative expenses. Additionally, revenues were positively impacted by the strengthening of the Canada dollar versus the United States dollar because much of our customer revenue is denominated in Canada dollars.

International.  The results of operations for this reportable segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$288,535	$307,660	$(19,125)	(6%)	$800,886	$977,867	$(176,981)	(18%)
Adjusted income derived from operating activities	$64,379	$86,865	$(22,486)	(26%)	$182,930	$291,143	$(108,213)	(37%)
Rig years	103.0	97.1	5.9	6%	96.3	105.0	(8.7)	(8%)

The decrease in operating results during the three and nine months ended September 30, 2010 compared to the corresponding 2009 periods resulted primarily from decreases in average dayrates and lower utilization of rigs in Mexico and Saudi Arabia, which were driven by changes in drilling programs and longer lead times for formalization of project requirements in our key markets.

Oil and Gas.  The results of operations for this reportable segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$11,280	$11,022	$258	2%	$31,682	$(53,874)	$85,556	159%
Adjusted income (loss) derived from operating activities	$1,037	$4,322	$(3,285)	(76%)	$5,654	$(76,105)	$81,759	107%

Operating results increased during the nine months ended September 30, 2010 compared to the corresponding 2009 period primarily because our unconsolidated United States oil and gas joint venture recorded a full-cost ceiling test writedown recorded during the first quarter of 2009, of which our proportionate share totaled $75.0 million, and a second quarter of 2009 impairment, of which our proportionate share totaled $8.3 million. Additionally, operating results in 2010 were positively impacted by higher revenues primarily by our unconsolidated United States oil and gas joint venture.

Other Operating Segments

These operations include our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$130,392	$89,774	$40,618	45%	$333,654	$350,173	$(16,519)	(5%)
Adjusted income derived from operating activities	$17,969	$3,978	$13,991	352%	$33,176	$28,253	$4,923	17%

Operating results increased during the three months ended September 30, 2010 compared to the corresponding 2009 quarter due to increased service and equipment rental activity and continued demand for directional drilling in the Canada and United States markets.

The decrease in operating revenues and earnings from unconsolidated affiliates during the nine months ended September 30, 2010 compared to the corresponding 2009 period resulted from sustained declines in customer demand for our construction and logistics services in Alaska, only partially offset by increased demand for directional drilling in the Canada and United States markets. Despite the fall in operating revenues, adjusted income derived from operating activities improved due to increased third party sales and equipment rentals, which produce higher margins.

OTHER FINANCIAL INFORMATION

General and administrative expenses

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

General and administrative expenses	$87,194	$81,637	$5,557	7%	$242,957	$352,212	$(109,255)	(31%)
General and administrative expenses as a percentage of operating revenues	8.2%	10.3%	(2%)	(20%)	8.5%	12.3%	(4%)	(31%)

General and administrative expenses increased slightly during the three months ended September 30, 2010 compared to the corresponding 2009 quarter primarily due to increases in wage-related expenses and the acquisition of Superior. General and administrative expenses as a percentage of operating revenues have decreased during the three months ended September 30, 2010 compared to the corresponding 2009 quarter, indicating that the cost-reduction efforts implemented during 2009 across business units have had a favorable impact on our current operating results.

General and administrative expenses decreased during the nine months ended September 30, 2010 compared to the corresponding 2009 period primarily as a result of a decrease of approximately $93.3 million in stock compensation expense. Total share-based compensation expense for the second quarter of 2009 included $72.1 million of compensation expense related to previously granted restricted stock and option awards held by Messrs. Isenberg and Petrello that was unrecognized as of April 1, 2009. The recognition of this expense during the second quarter of 2009 was a result of the provisions of their respective new employment agreements which effectively eliminated the risk of forfeiture of share-based awards. See Note 16 Commitments and Contingencies to our 2009 Annual Report for further discussion. In addition, cost reductions have reduced general and administrative expenses as a percentage of operating revenues during the nine months ended September 30, 2010.

Depreciation and amortization, and depletion expense

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Depreciation and amortization expense	$198,151	$173,701	$24,450	14%	$545,084	$498,830	$46,254	9%
Depletion expense	$5,778	$2,494	$3,284	132%	$15,646	$7,837	$7,809	100%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three and nine months ended September 30, 2010 compared to the corresponding 2009 periods primarily as a result of significant capital expenditures incurred over the recent years on fleet upgrades and enhancements.

Depletion expense.  Depletion expense increased during the three and nine months ended September 30, 2010 compared to the corresponding 2009 periods primarily as a result of increased natural gas production volumes beginning late 2009.

Interest expense

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,
	2010	2009	(Decrease)		2010	2009	Increase/ (Decrease)
(In thousands, except percentages)

Interest expense	$66,973	$66,671	$302	0%	$199,035	$199,776	$(741)	0%

Interest expense increased slightly during the three months ended September 30, 2010 compared to the prior year quarter as a result of the incremental interest expense related to our issuance of 5.0% senior notes in September 2010 and interest expense on acquired debt.

Interest expense decreased during the nine months ended September 30, 2010 compared to the corresponding 2009 period primarily as a result of repurchases of the 0.94% senior exchangeable notes. The decrease was partially offset by interest expense related to our issuance of the 5.0% senior notes discussed above, the issuance of the 9.25% senior notes in mid-January 2009 and decreases in capitalized interest.

Investment income (loss)

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Investment income (loss)	$(733)	$(1,806)	$1,073	59%	$(976)	$25,548	$(26,524)	(104%)

Investment income for the three and nine months ended September 30, 2010 included unrealized losses of $3.7 million and $10.1 million, respectively, from our trading securities, partially offset by realized gains of $.6 million and $3.6 million, respectively, and interest income of $2.4 million and $5.5 million, respectively, from our cash, other short-term and long-term investments.

Investment income (loss) for the three months ended September 30, 2009 was a net loss of $1.8 million, which included a net unrealized loss of $3.1 million from our trading securities, partially offset by interest and dividend income of $1.2 million from our cash, other short-term and long-term investments. Investment income (loss) for the nine months ended September 30, 2009 included net unrealized gains of $9.9 million from our trading securities and interest and dividend income of $14.9 million from our cash, other short-term and long-term investments.

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$9,407	$10,516	$(1,109)	(11%)	$40,798	$625	$40,173	n/m(1)

(1)	The percentage is so large that it is not meaningful.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended September 30, 2010 represented a net loss of $9.4 million and included: (i) foreign currency exchange losses of approximately $1.8 million and (ii) acquisition-related costs of $7.0 million.

For the nine months ended September 30, 2010, the amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net represented a net loss of $40.8 million and included: (i) foreign currency exchange losses of approximately $16.8 million related to Euro and Venezuela Bolivar Fuerte-denominated monetary assets, (ii) losses of approximately $7.0 million recognized on purchases of our 0.94% senior exchangeable notes due 2011, (iii) acquisition-related costs of $7.0 million, (iv) increases to litigation reserves of approximately $3.4 million and (v) losses on retirements of long-lived assets of approximately $4.2 million.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended September 30, 2009 was a net loss which included foreign currency exchange losses of approximately $7.8 million and increases to litigation reserves of $3.8 million, partially offset by gains on sales and retirements of long-lived assets of approximately $1.7 million. For the nine months ended September 30, 2009, the amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net was a net loss which included foreign currency exchange losses of approximately $8.5 million, increases to litigation reserves of $6.7 million and losses on sales and retirements of long-lived assets of approximately $2.7 million, virtually offset by pre-tax gains of $16.0 million recognized on purchases of our 0.94% senior exchangeable notes due 2011.

Impairments and other charges

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)
(In thousands, except percentages)

Goodwill impairment	$10,707	$—	$10,707	100%	$10,707	$14,689	$(3,982)	(27%)
Impairment of long-lived assets	34,832	—	34,832	100%	34,832	—	34,832	100%
Impairment of long-lived assets to be disposed of other than by sale	23,213	—	23,213	100%	23,213	64,229	(41,016)	(64%)
Impairment of oil and gas financing receivable	54,347	—	54,347	100%	54,347	112,516	(58,169)	(52%)
Credit-related impairment on investment	—	—	—	—	—	35,649	(35,649)	(100%)

Total impairment and other charges	$123,099	$—	$123,099	100%	$123,099	$227,083	$(103,984)	(46%)

During the three months ended September 30, 2010, we recognized goodwill impairment of approximately $10.7 million relating to our U.S. Offshore operating segment. The impairment charge stemmed from our annual impairment test on goodwill, which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of U.S. Offshore was determined using discounted cash flow models involving assumptions based on our utilization of rigs and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. The current quarter impairment charge was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. Many of our customers have suspended drilling operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. Although the U.S. deepwater drilling moratorium has been lifted, it is uncertain whether our customers’ ability to obtain government permits will improve in the near term. A significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

During the three months ended September 30, 2010, we recognized impairments of $27.4 million to some jack-up rigs in our U.S. Offshore operating segment and $7.5 million to our aircraft and some drilling equipment in Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating segment. The impairment charges stemmed from our annual impairment tests on long-lived assets, which determined that the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets. The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues as well as direct costs, capital expenditures and working capital requirements. The impairment charge relating to our U.S. Offshore segment was deemed necessary due to the economic conditions for drilling in the Gulf of Mexico as a result of the U.S. deepwater drilling moratorium and the uncertainty whether our customers’ ability to obtain government permits will improve in the near term. The impairment charge relating to Nabors Blue Sky Ltd. was deemed necessary due to the continued duration of the downturn in the oil and gas industry in Canada, which has resulted in diminished demand for the remote access services provided by this subsidiary’s aircraft fleet. A prolonged period of legislative uncertainty and slow economic recovery could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

During the three months ended September 30, 2010, we retired certain rigs and rig components in our U.S. Lower 48 Land, U.S. Well-servicing and U.S. Offshore Contract Drilling segments and reduced their aggregate carrying value to their estimated aggregate salvage value, resulting in impairment charges of approximately $23.2 million. The retirements included rig components, comprised of engines, top-drive units, building modules and other equipment that has become obsolete or inoperable in each of these operating segments. The impairment charges were determined to be necessary as a result of the continued lower commodity price environment and its related impact on drilling and well-servicing activity and our dayrates. As a result of these factors, we decided to retire these assets. A prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges on additional assets if future cash flow estimates, based upon information then available to management, indicate that their carrying value may not be recoverable.

As of September 30, 2010, we recorded an impairment totaling $54.3 million to a certain oil and gas financing receivable, which reduced the carrying value of this oil and gas financing receivable included in long-term investments to $15.5 million. The impairment was primarily due to the lower price environment, which has significantly reduced demand for future gas production and development in the Barnett Shale area north of central Texas. We determined the impairment using estimates and assumptions based on estimated cash flows for proved and probable reserves and current natural gas prices. We believe the estimates used provide a reasonable estimate of current fair value. As of June 30, 2009, we initially recorded an impairment totaling $112.5 million to this oil and gas financing receivable primarily due to the lower price environment and our plan for future gas production and development in this area.

The amount of impairments and other charges for the nine months ended September 30, 2009 included: (i) goodwill impairment of $14.7 million to Nabors Blue Sky Ltd. eliminating the goodwill balance related to operations in Canada, (ii) retirement of some inactive rigs and rig components totaling $64.2 million, (iii) impairment of $112.5 million to some of our oil and gas financing receivables, influencing our decision not to expend capital on undeveloped acreage and (iv) other-than-temporary impairment of $35.6 million to an available-for-sale debt security.

Income tax rate

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2010	2009	(Decrease)		2010	2009	(Decrease)

Effective Tax Rate from continuing operations	12%	(41%)	53%	129%	19%	(12%)	31%	258%

The increases in our effective income tax rate from continuing operations during the three and nine months ended September 30, 2010 compared to the corresponding 2009 periods were a result of the proportion of income generated in the United States versus the non-United States jurisdictions in which we operate. Income generated in the United States is generally taxed at a higher rate than income generated in non-United States jurisdictions. During 2009, operations in the United States generated losses, which produced a tax benefit. For 2010, we expect to incur a loss for our operations in the United States which will produce a tax benefit.

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

Various bills have been introduced in the U.S. Congress that could reduce or eliminate the tax benefits associated with our reorganization as a Bermuda company. Legislation enacted by Congress in 2004 provides that a corporation that reorganized in a foreign jurisdiction on or after March 4, 2003 be treated as a domestic corporation for United States federal income tax purposes. Nabors’ reorganization was completed June 24, 2002. There has been and we expect that there may continue to be legislation proposed by Congress from time to time which, if enacted, could limit or eliminate the tax benefits associated with our reorganization.

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

Assets Held for Sale

We recently began actively marketing our oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia. These assets also include our 49.7% and 50.0% ownership interests in our investments of Remora and SMVP, respectively, which we account for using the equity method of accounting. All of these assets are included in our oil and gas operating segment. We determined that the plan of sale criteria in the ASC Topic relating to the Presentation of Financial Statements for Assets Sold or Held for Sale had been met during the third quarter of 2010. Accordingly, we have reclassified these wholly owned oil and gas assets from our property, plant and equipment, net, as well as our investment balances for Remora and SMVP from investments in unconsolidated affiliates to assets held for sale in our consolidated balance sheet at September 30, 2010.

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and can also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2010 and 2009.

Operating Activities.  Net cash provided by operating activities (“operating cash flows”) totaled $682.1 million during the nine months ended September 30, 2010, compared to net cash provided by operating activities of $1.3 billion during the corresponding 2009 period. Operating cash flows are our primary source of capital and liquidity. The factors that affect operating cash flows are largely the same as those that affect net earnings, with the exception of noncash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income adjusted for noncash components was approximately $875.1 million and $910.9 million for the nine months ended September 30, 2010 and 2009, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. Changes in working capital items provided $193.0 million in cash flows for the nine months ended September 30, 2010 and provided $389.3 million in cash flows for the nine months ended September 30, 2009.

Investing Activities.  Net cash used for investing activities totaled $1.3 billion during the nine months ended September 30, 2010, compared to net cash used for investing activities of $1.0 billion during the corresponding 2009 period. During the nine months ended September 30, 2010, cash of $680.2 million was used to acquire Superior, net of the cash acquired. During the nine months ended September 30, 2010 and 2009, cash used for capital expenditures totaled $641.0 million and $928.2 million, respectively. Also during the nine months ended September 30, 2010 and 2009, cash was derived from sales of investments, net of purchases, totaling $4.4 million and $22.1 million, respectively. During the nine months ended September 30, 2010 and 2009, cash totaling $40.9 million and $125.1 million, respectively, was contributed to our investments in unconsolidated affiliates.

Financing Activities.  Net cash provided by financing activities totaled $365.0 million during the nine months ended September 30, 2010, compared to net cash provided by financing activities of $189.0 million during the corresponding 2009 period. During the nine months ended September 30, 2010, cash was provided from the receipt of $684.1 million in proceeds, net of debt issuance costs, from the September 2010 issuance of 5.0% senior notes due 2020. During the nine months ended September 30, 2010, cash was used to purchase $273.9 million of our 0.94% senior exchangeable notes due 2011. During the nine months ended September 30, 2009, cash was derived from the receipt of $1.1 billion in proceeds, net of debt issuance costs, from the January 2009 issuance of 9.25% senior notes due 2019. Also during 2009, cash totaling $689.7 million was used to purchase our 0.94% senior exchangeable notes and cash totaling $56.8 million was used to repay our 4.875% senior notes.

Future Cash Requirements

As of September 30, 2010, we had total debt of $4.5 billion, including current maturities of $1.4 billion, and cash and investments of $809.9 million, including $37.4 million of long-term investments and other receivables. Long-term investments and other receivables included $30.1 million in oil and gas financing receivables.

As of September 30, 2010, the current portion of our long-term debt included $1.4 billion par value of Nabors Delaware’s 0.94% senior exchangeable notes that will mature in May 2011. We continue to assess our ability to meet this obligation, along with our other operating and capital requirements or other potential opportunities over the next 12 months, through a combination of cash on hand, future operating cash flows, possible disposition of non-core assets and our ability to access the capital markets, if required. We believe that through a combination of these sources, we will have sufficient liquidity to meet these obligations. However, there are a number of factors that could impact our plans, including our ability to access the financial markets at competitive rates if the financial markets are limited or restricted, a decline in oil and natural gas prices, a decline in demand for our services or market perceptions of us and our industry.

The senior exchangeable notes provide that upon an exchange, we would be required to pay holders of the notes cash up to the principal amount of the notes and our common shares for any amount that the exchange value of the notes exceeds the principal amount of the notes. The notes cannot be exchanged until the price of our shares exceeds approximately $59.57 for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or during the five business days immediately following any ten consecutive trading day period in which the trading price per note for each day of that period was less than 95% of the product of the sale price of Nabors common shares and the then-applicable exchange rate for the notes; or upon the occurrence of specified corporate transactions set forth in the indenture. On October 29, 2010, the closing market price for our common stock was $20.90 per share. If any of the events described above were to occur and the notes were exchanged at a purchase price equal to 100% of the principal amount of the notes before maturity in May 2011, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. Management believes that in the event the price of our shares were to exceed $59.57 for the required period of time, the holders of these notes would not be likely to exchange the notes as it would be more economically beneficial to them if they sold the notes to other investors on the open market. However, there can be no assurance that the holders would not exchange the notes.

Between 2008 and September 30, 2010, we purchased approximately $1.3 billion par value of these notes in the open market for cash totaling $1.2 billion, leaving approximately $1.4 billion par value outstanding.

As of September 30, 2010, we had outstanding purchase commitments of approximately $443.8 million, primarily for rig-related enhancements, construction and sustaining capital expenditures and other operating expenses. Capital expenditures over the next 12 months, including the foregoing outstanding purchase commitments, are currently expected to approximate $1.3 billion, including currently planned rig-related enhancements, construction and sustaining capital expenditures. This amount could change significantly based on market conditions and new business opportunities.

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

Our 2009 Annual Report includes our contractual cash obligations as of December 31, 2009. As a result of the issuance of Nabors Delaware’s $700 million 5.0% senior notes due 2020, our repurchases of a portion of our 0.94% senior exchangeable notes and debt acquired through the Merger, we are presenting the following table in this Report which summarizes our remaining contractual cash obligations related to commitments as of September 30, 2010:

	Payments due by Period
	Total	< 1 Year		1-3 Years		3-5 Years		Thereafter
(In thousands)

Contractual cash obligations:
Long-term debt:(1)
Principal	$4,563,084	$1,403,610	(1)	$278,946	(2)	$80,296	(3)	$2,800,232	(4)
Interest	1,751,173	234,230		429,742		398,076		689,125

Total contractual cash obligations	$6,314,257	$1,637,840		$708,688		$478,372		$3,489,357

(1)	Includes the remaining portion of Nabors Delaware’s 0.94% senior exchangeable notes due May 2011.

(2)	Includes Nabors Delaware’s 5.375% senior notes due August 2012.

(3)	Includes Superior’s second lien notes due November 2013. We exercised our right to redeem these notes and, on October 25, 2010, paid $80.4 million to repurchase all outstanding notes.

(4)	Represents Nabors Delaware’s aggregate 6.15% senior notes due February 2018, 9.25% senior notes due January 2019 and 5.0% senior notes due September 2020.

No other significant changes have occurred to the contractual cash obligations information disclosed in our 2009 Annual Report.

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

In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through September 30, 2010, $464.5 million of our common shares had been repurchased under this program and we had an additional $35.5 million available.

See Note 16 Commitments and Contingencies to our 2009 Annual Report for discussion relating to (i) employment agreements, effective April 1, 2009, that could result in significant cash payments of $100 million and $50 million to Messrs. Isenberg and Petrello, respectively, by Nabors if their employment were terminated in the event of death or disability or cash payments of $100 million and $45 million to Messrs. Isenberg and Petrello, respectively, by Nabors if their employment were terminated without Cause or in the event of a Change in Control (as defined) and (ii) off-balance sheet arrangements (including guarantees).

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and operating cash flows. As of September 30, 2010, we had cash and investments of $809.9 million (including $37.4 million of long-term investments and other receivables, inclusive of $30.1 million in oil and gas financing receivables) and working capital of $304.4 million. This compares to cash and investments of $1.2 billion (including $100.9 million of long-term investments and other receivables, inclusive of $92.5 million in oil and gas financing receivables) and working capital of $1.6 billion as of December 31, 2009.

Our gross funded-debt-to-capital ratio was 0.43:1 as of September 30, 2010 and 0.41:1 as of December 31, 2009. Our net funded-debt-to-capital ratio was 0.38:1 as of September 30, 2010 and 0.33:1 as of December 31, 2009.

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

Our interest-coverage ratio was 6.3:1 as of September 30, 2010 and 6.3:1 as of December 31, 2009. The interest-coverage ratio is a trailing 12-month quotient of the sum of income (loss) from continuing operations, net of tax, net income (loss) attributable to noncontrolling interest, interest expense, depreciation and amortization, depletion expense, impairments and other charges, income tax expense (benefit) and our proportionate share of writedowns from our unconsolidated oil and gas joint ventures less investment income (loss) divided by cash interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

On September 7, 2010, we and Nabors Delaware entered into a credit agreement under which the lenders committed to provide up to $700 million under the Revolving Credit Facility. The Facility also provides Nabors Delaware the option to add other lenders and increase the aggregate principal amount of commitments to $850 million.

On September 10, 2010, we completed the Merger, pursuant to which we acquired all of the issued and outstanding shares of Superior’s common stock, at a price per share equal to $22.12 for a cash purchase price of approximately $681.3 million. We paid this amount using cash on hand and proceeds from the Revolving Credit Facility.

On September 10, 2010, we and Nabors Delaware drew $600 million on the Revolving Credit Facility to fund the purchase of Superior. Nabors Delaware repaid this borrowing using cash on hand and proceeds from the senior notes issued on September 14, 2010, as discussed below.

On September 14, 2010, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 5.0% senior notes due 2020, which are unsecured and are fully and unconditionally guaranteed by us. The senior notes have registration rights and will mature on September 15, 2020. Nabors Delaware used a portion of the proceeds to repay the borrowing of $600 million under the Revolving Credit Facility incurred to fund the acquisition of Superior. We and Nabors Delaware are using the remaining proceeds for general corporate purposes.

The U.S. Environmental Protection Agency (the “EPA”) recently initiated a study to investigate the potential adverse impact that hydraulic fracturing may have on water quality and public health. On September 14, 2010, the EPA sent letters to nine companies that perform fracturing services in the United States, including Superior. The letter requests information regarding the chemical composition of fluids used, information about the impacts of the chemicals on human health and the environment, standard operating procedures at fracturing sites, and a list of sites where the companies have carried out the process. The EPA has indicated that it plans to perform more detailed analyses based on the information received and will seek to compel submission of the information if necessary. Nabors is and intends to continue providing requested information and cooperating with the EPA’s investigation. Legislation has also been introduced in the U.S. Congress and some states that would require the disclosure of chemicals used in the fracturing process. If enacted, the legislation could require fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping requirements and meet plugging and abandonment requirements. Any new laws regulating fracturing activities could cause operational delays or increased costs in exploration and production, which could adversely affect the demand for fracturing services. We cannot currently predict what the findings of the investigation will be, what regulatory changes might be implemented, or what the ultimate impact may be on the results of our U.S. Pressure Pumping segment.

We had six letter of credit facilities with various banks as of September 30, 2010. We did not have any short-term borrowings outstanding at September 30, 2010 and December 31, 2009. Availability under our credit facilities was as follows:

	September 30,	December 31,
	2010	2009
(In thousands)

Credit available	$276,035	$245,442
Letters of credit outstanding, inclusive of financial and performance guarantees	(86,301)	(71,389)

Remaining availability	$189,734	$174,053

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Fitch Ratings, Moody’s Investors Service and Standard & Poor’s, which are currently “BBB+ (Negative)”, “Baa2 (Negative)” and “BBB (Stable)”, respectively, and our historical ability to access those markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access them or otherwise obtain financing in order to satisfy any payment obligation that might arise upon exchange or purchase of our notes and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. A credit downgrade could impact our ability to access credit markets.

Other Matters

Recent Legislation and Actions

As of September 30, 2010, we had four rigs working in Venezuela and we continue to engage in drilling operations in Venezuela. In November 2009, the economy in Venezuela was determined to be highly inflationary based upon the blended Consumer Price Index and National Consumer Price Index. In January 2010, the Venezuelan government devalued its currency and established a dual structure. The official exchange rate was devalued to 2.6 Bolivar Fuerte (“Bsf”) to each United States dollar for food and heavy machine importers and to 4.30 Bsf to each United States dollar for non-essential goods and services.

For the three months ended September 30, 2010, our consolidated statement of income included revenue totaling $14.5 million for services provided in Venezuela and nominal foreign currency exchange losses based on the official rate of 4.30 Bsf/United States dollar. As of September 30, 2010, accounts receivable denominated in Bsf of Venezuelan customers included US$19.4 million, adjusted for the currency devaluation discussed above.

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

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, will apply to us for contracts entered into after June 15, 2010. We do not currently have contractual agreements that meet this criteria.

Critical Accounting Estimates

We disclosed our critical accounting estimates in our 2009 Annual Report and there have been no changes to those estimates.

Risk Management

In February 2010, our Board of Directors established the Risk Oversight Committee, which is responsible for

•	monitoring management’s identification and evaluation of major strategic, operational, regulatory, information and external risks inherent in our business,

•	reviewing the integrity of our systems of operational controls regarding legal and regulatory compliance, and

•	reviewing our processes for managing and mitigating operational risk.

As discussed in Item 1A. Risk Factors in our 2009 Annual Report, hazards inhere in the drilling, well-servicing and workover industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Our international operations are also subject to risks arising out of war, civil disturbances or other political events. We seek to mitigate these risks by (i) avoiding them to the degree possible through sound operational and safety practices, (ii) contractual risk allocation and (iii) insurance.

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

In August 2010, Nabors and its wholly owned subsidiary, Diamond Acquisition Corp. (“Diamond”) were sued in three putative shareholder class actions, two of which remain pending: Steven Bushansky, On Behalf of Himself and All Other Similarly Situated Shareholders of Superior Well Services, Inc. v. Superior Well Services, Inc., et al.; Civil Action No. 2:10-CV-01121-CB; in the United States District Court for the Western District of Pennsylvania; and Jordan Denney, Individually and on Behalf of All Others Similarly Situated v. David E. Wallace, et al.; Civil Action No. 10-1154; in the United States District Court for the Western District of Pennsylvania. These suits were recently assigned to the same judge, and we have moved the Court to consolidate them. The suits were brought against Superior, the individual members of its board of directors, certain of Superior’s senior officers, Nabors and Diamond. The complaints allege that Superior’s officers and directors violated various provisions of the Exchange Act and breached their fiduciary duties in connection with the Merger, and that Nabors and Diamond aided and abetted these violations. The complaints sought injunctive relief, including an injunction against the consummation of the Merger, monetary damages, and attorney’s fees and costs. Each of the claims against Superior and its directors is covered by insurance after a deductible amount. We believe that the cases are without merit and are vigorously defending them.

Item 1A.	Risk Factors

We have updated some of the risk factors included in our 2009 Annual Report.

We have a substantial amount of debt outstanding

As of September 30, 2010, we had long-term debt outstanding of approximately $4.5 billion, including $1.4 million in current maturities, and cash and cash equivalents and investments of $809.9 million, including $37.4 million of long-term investments and other receivables. Long-term investments and other receivables include $30.1 million in oil and gas financing receivables. Our ability to service our debt obligations depends in large part upon the level of cash flows generated by our subsidiaries’ operations, possible disposition of non-core assets and our ability to access the capital markets. If our 0.94% senior exchangeable notes were exchanged before their maturity in May 2011, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. We calculate our leverage in relation to our capital (i.e., shareholders’ equity) utilizing two commonly used ratios:

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

At September 30, 2010, our gross funded debt to capital ratio was 0.43:1 and our net funded debt to capital ratio was 0.38:1.

Our access to borrowing capacity could be affected by the recent instability in the global financial markets

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Fitch Ratings, Moody’s Investor Service and Standard & Poor’s, which are currently “BBB+ (Negative),” “Baa2 (Negative)” and “BBB (Stable)”, respectively, and our historical ability to access those markets as needed. A credit downgrade may impact our future ability to access credit markets, which is important for purposes of both meeting our financial obligations and funding capital requirements to finance and grow our businesses.

Our acquisition of Superior may not be as financially or operationally successful as contemplated

In evaluating the acquisition of Superior, we made certain business assumptions and determinations based on our due diligence. However, these assumptions and determinations involve risks and uncertainties that may cause them to be inaccurate. As a result, we may not realize the full benefits that we expect from the acquisition. For example, our assumptions as to future revenue with respect to expanding internationally and achieving synergies in North America by integrating Superior’s pumping services with our drilling and workover offerings may prove to be incorrect. If our assumptions, including the revenue-generating potential of expanding internationally and achieving synergies in North America prove to be inaccurate, the financial success of the acquisition may be materially adversely affected.

The nature of our operations presents inherent risks of loss that could adversely affect our results of operations

Our operations are subject to many hazards inherent in the drilling, workover and well-servicing industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. Our international operations are subject to risks of war, civil disturbances or other political events.

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event not fully insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, insurance may not be available to cover any or all of these risks. Even if available, insurance may be inadequate or insurance premiums or other costs may rise significantly in the future making insurance prohibitively expensive. We expect to continue to face upward pressure in our insurance renewals; our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs.

Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect our results of operations

The drilling of oil and gas wells is subject to various federal, state and local laws, rules and regulations. Our cost of compliance with these laws, rules and regulations may be substantial. For example, federal law imposes on “responsible parties” a variety of regulations related to the prevention of oil spills, and liability for removal costs and natural resource, real or personal property and certain economic damages arising from such spills. Some of these laws may impose strict liability for these costs and damages without regard to the conduct of the parties. As an owner and operator of onshore and offshore rigs and transportation equipment, we may be deemed to be a responsible party under federal law. In addition, our well-servicing, workover and production services operations routinely involve the handling of significant amounts of materials, some of which are classified as solid or hazardous wastes or hazardous substances. Various state and federal laws govern the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. We employ personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also use consultants to advise on and assist with our environmental compliance efforts. Liabilities are recorded when the need for environmental assessments and/or remedial efforts become known or probable and the cost can be reasonably estimated.

The scope of laws protecting the environment has expanded, particularly outside the U.S., and this trend is expected to continue. The violation of environmental laws and regulations can lead to the imposition of administrative, civil or criminal penalties, remedial obligations, and in some cases injunctive relief. Violations may also result in liabilities for personal injuries, property and natural resources damage and other costs and claims. We are not always successful in allocating all risks of these environmental liabilities to customers, and it is possible that customers who assume the risks will be financially unable to bear any resulting costs.

Under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as CERCLA or Superfund, and similar state laws and regulations, liability for release of a hazardous substance into the environment can be imposed jointly on the entire group of responsible parties or separately on any one of the responsible parties, without regard to fault or the legality of the original conduct of any party that contributed to the release. Liability under CERCLA may include costs of cleaning up the hazardous substances that have been released into the environment and damages to natural resources. In the course of our operations, we generate materials that may be classified as hazardous substances. Changes in environmental laws and regulations may also negatively impact the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on us. For example, legislation has been proposed from time to time in the U.S. Congress that would reclassify some oil and natural gas production wastes as hazardous wastes under the Resource Conservation and Recovery Act, which would make the reclassified wastes subject to more stringent handling, disposal and clean-up requirements. Legislators and regulators in the United States and other jurisdictions where we operate also focus increasingly on restricting the emission of carbon dioxide, methane and other greenhouse gases that may contribute to warming the Earth’s atmosphere, and other climatic changes. The U.S. Congress has considered legislation designed to reduce emission of greenhouse gases, and some states in which we operate have passed legislation or adopted initiatives, such as the regional Greenhouse Gas Initiative in the northeastern United States and the Western Regional Climate Action Initiative, which establish greenhouse gas inventories and/or cap-and-trade programs. Some international initiatives have also been adopted, such as the United Nations Framework Convention on Climate Change’s “Kyoto Protocol”, to which the United States is not a party. In addition, the U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of greenhouse gases present an endangerment to public health and the environment, paving the way for regulations that would restrict emissions of greenhouse gases under existing provisions of the Clean Air Act.

The EPA has enacted rules requiring the reporting of greenhouse gas emissions from large sources and suppliers in the United States. Although we do not believe these rules currently apply to us, the EPA has proposed expanding the rules to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities beginning in 2012 for emissions occurring in 2011. The enactment of such hazardous waste legislation or future or more stringent regulation of greenhouse gases could dramatically increase operating costs for oil and natural gas companies and could reduce the market for our services by making many wells and/or oilfields uneconomical to operate.

The U.S. Oil Pollution Act of 1990 imposes strict liability on responsible parties for removal costs and damages resulting from releases of oil into U.S. waters. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites.

Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact the demand for fracturing and other services

Superior performs hydraulic fracturing, which is a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. The United States Environmental Protection Agency recently initiated a study to investigate the potential adverse impact that fracturing may have on water quality and public health. Legislation has also been introduced in the U.S. Congress and some states that would require the disclosure of chemicals used in the fracturing process. If enacted, the legislation could require fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping requirements and meet plugging and abandonment requirements. Any new laws regulating fracturing activities could cause operational delays or increased costs in exploration and production, which could adversely affect the demand for fracturing services.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of our common stock to satisfy tax withholding obligations during the three months ended September 30, 2010 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(2)
(In thousands, except average price paid per share)

July 1 — July 31, 2010	1	$17.41	—	$35,458
August 1 — August 31, 2010	—	—	—	$35,458
September 1 — September 30, 2010	1	$18.55	—	$35,458

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan. The 2003 Employee Stock Plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through September 30, 2010, $464.5 million of our common shares had been repurchased under this program, and we had an additional $35.5 million available.

Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, by and among Nabors Industries Ltd., Diamond Acquisition Corp., and Superior, dated as of August 6, 2010 (incorporated by reference to Exhibit 2.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on August 9, 2010).
3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).
3.2	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).
4.1	Purchase Agreement, dated September 9, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Mizuho Securities USA Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., PNC Capital Markets LLC and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on September 15, 2010).
4.2	Indenture related to the 5.0% Senior Notes due 2020, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust Company, as trustee and Citibank, N.A. as securities administrator (including form of 5.0% Senior Note due 2020) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on September 15, 2010).
4.3	Registration Rights Agreement, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Mizuho Securities USA Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., PNC Capital Markets LLC and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on September 15, 2010).
10.1	Tender and Voting Agreement, by and among Nabors Industries Ltd., Diamond Acquisition Corp, and certain Superior stockholders, dated as of August 6, 2010 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on August 9, 2010).
10.2	Credit Agreement, dated as of September 7, 2010, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, UBS Securities LLC, Citibank, N.A., Deutsche Bank AG New York Branch and Mizuho Corporate Bank (USA), as joint lead arrangers and joint bookrunners, UBS Securities LLC, as documentation agent and syndication agent, UBS AG, Stamford Branch, as administrative agent, the lenders party thereto from time to time and UBS Loan Finance, LLC, as swingline lender (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on September 7, 2010).
15	Awareness Letter of Independent Accountants.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by R. Clark Wood, Principal accounting and financial officer of Nabors Industries Ltd.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer, and R. Clark Wood, Principal accounting and financial officer, of Nabors Industries Ltd.
101	The following materials from Nabors Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language) : (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ Eugene M. Isenberg
Eugene M. Isenberg
Chairman and
Chief Executive Officer

By:	/s/ R. Clark Wood
R. Clark Wood
Principal accounting and
financial officer

Date: November 5, 2010

Exhibit Index

Exhibit	Description

2.1	Agreement and Plan of Merger, by and among Nabors Industries Ltd., Diamond Acquisition Corp, and Superior, dated as of August 9, 2010 (incorporated by reference to Exhibit 2.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on August 9, 2010).
3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).
3.2	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).
4.1	Purchase Agreement, dated September 9, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Mizuho Securities USA Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., PNC Capital Markets LLC and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on September 15, 2010).
4.2	Indenture related to the 5.0% Senior Notes due 2020, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust Company, as trustee and Citibank, N.A. as securities administrator (including form of 5.0% Senior Note due 2020) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on September 15, 2010).
4.3	Registration Rights Agreement, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Mizuho Securities USA Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., PNC Capital Markets LLC and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on September 15, 2010).
10.1	Tender and Voting Agreement, by and among Nabors Industries Ltd., Diamond Acquisition Corp, and certain Superior stockholders, dated as of August 9, 2010 (incorporated by reference to Exhibit 10.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on August 9, 2010).
10.2	Credit Agreement, dated as of September 7, 2010, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, UBS Securities LLC, Citibank, N.A., Deutsche Bank AG New York Branch and Mizuho Corporate Bank (USA), as joint lead arrangers and joint bookrunners, UBS Securities LLC, as documentation agent and syndication agent, UBS AG, Stamford Branch, as administrative agent, the lenders party thereto from time to time and UBS Loan Finance, LLC, as swingline lender (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on September 7, 2010).
15	Awareness Letter of Independent Accountants.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Eugene M. Isenberg, Chairman and Chief Executive Officer of Nabors Industries Ltd.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by R. Clark Wood, Principal accounting and financial officer of Nabors Industries Ltd.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer, and R. Clark Wood, Principal accounting and financial officer of Nabors Industries Ltd.
101	The following materials from Nabors Industries Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language) : (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Equity and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.