Form 10-K
period 2010-12-31
NABORS INDUSTRIES LTD
filed 2011-03-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the 192,800,936 common shares, par value $.001 per share, held by non-affiliates of the registrant, based upon the closing price of our common shares as of the last business day of our most recently completed second fiscal quarter, June 30, 2010, of $17.62 per share as reported on the New York Stock Exchange, was $3,397,152,492. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares, par value $.001 per share, outstanding as of February 24, 2011 was 286,145,675.

DOCUMENTS INCORPORATED BY REFERENCE (to the extent indicated herein)

Specified portions of the definitive Proxy
Statement to be distributed in connection with our 2011 annual meeting of shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report
For the Year Ended December 31, 2010

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	19
Item 3.	Legal Proceedings	24
Item 4.	(Removed and Reserved)	25

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	143
Item 9A.	Controls and Procedures	143
Item 9B.	Other Information	144

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	145
Item 11.	Executive Compensation	145
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	145
Item 13.	Certain Relationships and Related Transactions, and Director Independence	147
Item 14.	Principal Accounting Fees and Services	147

PART IV
Item 15.	Exhibits, Financial Statement Schedules	148
EX-12
EX-21
EX-23.1
EX-23.2
EX-23.3
EX-23.4
EX-23.5
EX-23.6
EX-23.7
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-99.2
EX-99.3
EX-99.4
EX-99.5
EX-99.6

Our internet address is www.nabors.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, a glossary of drilling terms used in this document and documents relating to our corporate governance (such as committee charters, governance guidelines and other internal policies) can be found on our website. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

FORWARD-LOOKING STATEMENTS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

You should consider the following key factors when evaluating these forward-looking statements:

•	fluctuations in worldwide prices of and demand for natural gas and oil;

•	fluctuations in levels of natural gas and oil exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors, technological changes and developments in the oilfield services industry;

•	the existence of operating risks inherent in the oilfield services industry;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate; and

•	general economic conditions including the capital and credit markets.

Our businesses depend to a large degree on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of natural gas or oil that has a material impact on exploration, development or production activities could also materially affect our financial position, results of operations and cash flows.

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to Part I, Item 1A. — Risk Factors.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd. and, where the context requires, includes our subsidiaries. Our subsidiaries include Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”).

PART I

ITEM 1.	BUSINESS

Introduction

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•	We actively market approximately 550 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa.

•	We actively market approximately 555 rigs for land well-servicing and workover work in the United States and approximately 172 rigs for land well-servicing and workover work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 37 platform, 13 jack-up and three barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•	We offer a wide range of ancillary well-site services, including hydraulic fracturing, engineering, transportation and disposal, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in select United States and international markets.

•	We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software.

•	We invest in oil and gas exploration, development and production activities in the United States, Canada and Colombia through both our wholly owned subsidiaries and our oil and gas joint ventures in which we hold 49-50% ownership interests.

•	We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets nine rigs in addition to the rigs we lease to the joint venture.

•	We also provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft.

During the third quarter of 2010, we acquired through a tender offer and merger transaction (the “Superior Merger”), all of the outstanding common stock of Superior Well Services, Inc. (“Superior”). Superior provides a wide range of wellsite solutions to oil and natural gas companies, consisting primarily of technical pumping services, including hydraulic fracturing, a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production, and down-hole surveying services. The effects of the Superior Merger and the operating results of Superior from the acquisition date to December 31, 2010 are included in the accompanying audited consolidated financial statements and are reflected in our operating segment, titled “Pressure Pumping.” See Note 7 — Acquisitions and Divestitures in Part II, Item 8. — Financial Statements and Supplementary Data for additional information.

Nabors was formed as a Bermuda exempt company on December 11, 2001. Through predecessors and acquired entities, Nabors has been continuously operating in the drilling sector since the early 1900s. Our principal executive offices are located at Mintflower Place, 8 Par-La-Ville Road, Hamilton, HM08, Bermuda, and our phone number there is (441) 292-1510.

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

Land-based drilling rigs are moved between well sites and between geographic areas of operations using our fleet of cranes, loaders and transport vehicles or those of third-party service providers. Well-servicing rigs are typically self-propelled, while heavier capacity workover rigs are either self-propelled or trailer-mounted and include auxiliary equipment, which is either transported on trailers or moved with trucks.

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

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 22 — Segment Information in Part II, Item 8. — Financial Statements and Supplementary Data.

Customers: Types of Drilling Contracts

Our customers include major oil and gas companies, national oil and gas companies and independent oil and gas companies. No customer accounted for more than 10% of our consolidated revenues in 2010 or 2009.

On land in the U.S. Lower 48 states and Canada, we typically enter into contracts with durations ranging from one to three years. Under these contracts, our rigs are committed to one customer over that term. Most of our recent contracts for newly constructed rigs have three-year terms. Contracts relating to offshore drilling and land drilling in Alaska and international markets generally provide for longer terms, usually from one to five years. Offshore workover projects are often contracted on a single-well basis. We generally are awarded drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our single-well contracts are subject to termination by the customer on short notice, but some can be firm for a number of wells or a period of time, and may provide for early termination compensation in certain circumstances. Contract terms and rates differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

In recent years, all of our drilling contracts have been daywork contracts. A daywork contract generally provides for a basic rate per day when drilling (the dayrate for our providing a rig and crew) and for lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. In addition, daywork contracts may provide for a lump-sum fee for the mobilization and demobilization of the rig, which in most cases approximates our incurred costs. A daywork contract differs from a footage contract (in which the drilling contractor is paid on the basis of a rate per foot drilled) and a turnkey contract (in which the drilling contractor is paid for drilling a well to a specified depth for a fixed price).

Well-servicing and Workover Services

Although some wells in the United States flow oil to the surface without mechanical assistance, most are in mature production areas that require pumping or some other form of artificial lift. Pumping oil wells characteristically require more maintenance than flowing wells because of the operation of the mechanical pumping equipment.

•	Well-servicing/Maintenance Services. We provide maintenance services on the mechanical apparatus used to pump or lift oil from producing wells. These services include, among other activities, repairing and replacing pumps, sucker rods and tubing. They also occasionally include drilling services. We provide the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. Maintenance services typically take less than 48 hours to complete. Rigs generally are provided to customers on a call-out basis. We are paid an hourly rate and work typically is performed five days a week during daylight hours.

•	Workover Services. Producing oil and natural gas wells occasionally require major repairs or modifications, called “workovers.” Workovers may be required to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks or convert a depleted well to an injection well for secondary or enhanced recovery projects. Workovers normally are carried out with a rig that includes standard drilling accessories such as rotary drilling equipment, mud pumps, mud tanks and blowout preventers plus other specialized equipment for servicing rigs. A workover may last anywhere from a few days to several weeks. We are paid a daily rate and work is generally performed seven days a week, 24 hours a day.

•	Completion Services. The kinds of activities necessary to carry out a workover operation are essentially the same as those required to “complete” a well when it is first drilled. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. The completion process may take a few days to several weeks. We are paid an hourly rate and work is generally performed seven days a week, 24 hours a day.

•	Production and Other Specialized Services. We also can provide other specialized services, including onsite temporary fluid storage; the supply, removal and disposal of specialized fluids used during certain completion and workover operations; and the removal and disposal of salt water that often accompanies the production of oil and natural gas. We also provide plugging services for wells from which the oil and natural gas has been depleted or further production has become uneconomical. We are paid an hourly or a per-unit rate, as applicable, for these services.

Pressure Pumping Services

In connection with the Superior Merger, we conduct technical and fluid logistics services. Technical services include technical pumping services, completion, production and rental tool services and down-hole surveying services. Fluid logistics services include those services related to the transportation, storage and disposal of fluids that are used in the drilling, development and production of hydrocarbons. During the period September 10, 2010 through December 31, 2010, approximately 5.5% of revenues from our Pressure Pumping operating segment came from an unconsolidated Nabors affiliate. Our proportionate share of any profits resulting from sales to this affiliate were eliminated in consolidation.

Oil and Gas Investments

In our Oil and Gas operating segment, we invest in oil and gas exploration, development and production operations in the United States, Canada and Colombia. In addition, in 2006, we entered into an agreement with First Reserve Corporation to form select joint ventures to invest in oil and gas exploration opportunities worldwide. During 2007, three joint ventures were formed for operations in the United States, Canada and Colombia. We hold a 50% ownership interest in the Canadian entity, Stone Mountain Venture Partnership (“SMVP”) and 49.7% ownership interests in the U.S. and Colombia entities, NFR Energy LLC (“NFR Energy”) and Remora Energy International LP (“Remora”), respectively. We account for these investments using the equity method of accounting. Each joint venture pursues development and exploration projects with both existing Nabors customers and other operators in a variety of forms, including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. Our Oil and Gas operating segment includes both wholly owned and joint-venture operations and focuses on the exploration for and the acquisition, development and production of natural gas, oil and natural gas liquids in Alaska, Arkansas, Louisiana, Oklahoma, Mississippi, Montana, North Dakota, Texas, Utah and Wyoming. Outside of the United States, we and our joint ventures own or have interests in the Canadian provinces of Alberta and British Columbia and in Colombia.

During 2010, we began actively marketing some of our oil and gas assets in Canada and Colombia, including our ownership interests in SMVP and Remora. Additional information about recent activities for this segment can be found in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Part II, Item 8. — Financial Statements and Supplementary Data — Note 21 — Discontinued Operations.

Other Services

Canrig Drilling Technology Ltd., our drilling technologies and well services subsidiary, manufactures top drives, which are installed on both onshore and offshore drilling rigs. We market our top drives throughout the world. We rent top drives and catwalks, and provide installation, repair and maintenance services to our customers. We also offer rig instrumentation equipment, including proprietary RIGWATCHtm software and computerized equipment that monitors a rig’s real-time performance. Our directional drilling system, ROCKITtm, is experiencing high growth in the marketplace. In addition, we specialize in daily reporting software for drilling operations, making this data available through the internet. We also provide mudlogging services. Canrig Drilling Technology Canada Ltd., one of our Canadian subsidiaries, manufactures catwalks which are installed on both onshore and offshore drilling rigs. Ryan Energy Technologies, Inc., another one of our subsidiaries, manufactures and sells directional drilling and rig instrumentation equipment and provides data collection services to oil and gas exploration and service companies. Nabors has a 50% ownership interest in Peak Oilfield Service Company, a general partnership with a subsidiary of Cook Inlet Region, Inc., a leading Alaskan native corporation. Peak Oilfield Service Company provides heavy equipment to move drilling rigs, water, other fluids and construction materials, primarily on Alaska’s North Slope and in the Cook Inlet region. The partnership also provides construction and maintenance for ice roads, pads, facilities, equipment, drill sites and pipelines. Nabors also has a 50% membership interest in Alaska Interstate Construction, L.L.C., a general contractor involved in the construction of roads, bridges, dams, drill sites and other facility sites, as well as the provision of mining support in Alaska; the other member of Alaska Interstate Construction, L.L.C. is a subsidiary of Cook Inlet Region, Inc. Revenues are derived from services to companies engaged in mining and public works. Nabors Blue Sky Ltd. leases aircraft used for logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft.

Our Employees

As of December 31, 2010, Nabors employed approximately 23,412 persons, of whom approximately 2,892 were employed by unconsolidated affiliates. We believe our relationship with our employees is generally good.

Some rig employees in Argentina and Australia are represented by collective bargaining units.

Seasonality

Our Canada and Alaska drilling and workover operations are subject to seasonal variations as a result of weather conditions and generally experience reduced levels of activity and financial results during the second quarter of each year. In addition, our pressure pumping operations located in the Appalachian, Mid-Continent, and Rocky Mountain regions of the United States can be adversely affected by seasonal weather conditions, primarily in the spring, as many municipalities impose weight restrictions on the paved roads that lead to our jobsites due to the muddy conditions caused by spring thaws. Global warming could lengthen these periods of reduced activity, but we cannot currently estimate to what degree. Our overall financial results reflect the seasonal variations experienced in these operations. Seasonality does not materially impact the remaining portions of our business.

Research and Development

Research and development constitutes a growing part of our overall business. The effective use of technology is critical to maintaining our competitive position within the drilling industry. We expect to continue developing technology internally and acquiring technology through strategic acquisitions.

Industry/Competitive Conditions

To a large degree, Nabors’ businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of natural gas or oil could have a material impact on the exploration, development and production activities of our customers and could materially affect our financial position, results of operations and cash flows. See Part I, Item 1A. — Risk Factors — Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.

Our industry remains competitive. The number of available rigs exceeds demand in many of our markets, resulting in strong price competition. Many rigs can be readily moved from one region to another in response to changes in levels of activity, which may result in an oversupply of rigs in such areas. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. The land drilling, workover and well-servicing market is generally more competitive than the offshore market due to the larger number of rigs and market participants.

From 2005 through most of 2008, demand was strong for drilling services driven by a sustained increase in the level of commodity prices; supply of and demand for land drilling services were largely in balance in the United States and other markets, with demand actually exceeding supply in some of our markets. This resulted in an increase in rates being charged for rigs across our North American, Offshore and International markets. In late 2008, falling oil prices and the declines in natural gas prices forced a curtailment of drilling-related expenditures by many companies and resulted in an oversupply of rigs in the markets where we operate. During 2009 and the first half of 2010, this continued decline in drilling and related activity impacted our key markets.

In all of our geographic markets, we believe price and the availability and condition of equipment are the most significant factors in determining which drilling contractor is awarded a job. Other factors include the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and the ability to offer ancillary services. Increasingly, the ability to deliver rigs with new technology and features is becoming a competitive factor. In international markets, experience in operating in certain environments, as well as customer alliances, have been factors in the selection of Nabors.

Certain competitors are present in more than one of Nabors’ operating regions, although no one competitor operates in all of these areas. In the U.S. Lower 48 states, we compete with Helmerich and Payne, Inc. and Patterson-UTI Energy, Inc., and several hundred other competitors with national, regional or local rig operations. In our U.S. Land Well-servicing operating segment, we compete with Basic Energy Services, Inc., Key Energy Services, Inc., Complete Energy Services and numerous other competitors having smaller regional or local rig operations. In Canada and U.S. Offshore, we compete with many firms of varying size, several of which have more significant operations in those areas than Nabors. Elsewhere, we compete directly with various contractors at each location where we operate. Our Pressure Pumping operating segment competes with small and mid-sized independent contractors, as well as major oilfield services companies with operations outside of the United States. We believe that the market for land drilling, well-servicing and workover and pressure pumping contracts will continue to be competitive for the foreseeable future.

Our other operating segments represent a relatively smaller part of our business, and we have numerous competitors in each area. Our Canrig Drilling Technology Ltd. subsidiary is one of the three major manufacturers of top drives. Its largest competitors in that market are National Oilwell Varco and Tesco. Its largest competitors in the manufacture of rig instrumentation systems are Pason and National Oilwell Varco’s Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. In the U.S. Lower 48 states, there are hundreds of rig transportation companies in each of our operating regions. In Alaska, Peak Oilfield Service principally competes with Alaska Petroleum Contractors for road, pad and pipeline maintenance, and is one of many drill site and road construction companies, the largest of which is VECO Corporation, and Alaska Interstate Construction principally competes with large general contractors, including Granite Construction Company and Quality Asphalt Paving on public works projects and Alaska Frontier Constructors and CH2MHill on resource development projects.

Our Business Strategy

Since 1987, with the installation of our current management team, we have adhered to a consistent strategy aimed at positioning Nabors to grow and prosper in times of good market conditions and to mitigate adverse effects during periods of poor market conditions. We have maintained a financial posture that allows us to capitalize on market weakness and strength by adding to our business base, thereby enhancing our upside potential. The principal elements of our strategy have been to:

•	Maintain flexibility to respond to changing conditions.

•	Maintain a conservative and flexible balance sheet.

•	Build a base of premium assets cost effectively.

•	Establish and maintain low operating costs through economies of scale.

•	Develop and maintain long-term, mutually attractive relationships with key customers and vendors.

•	Build a diverse business in long-term, sustainable and worthwhile geographic markets.

•	Recognize and seize opportunities as they arise.

•	Continually improve safety, quality and efficiency.

•	Implement leading-edge technology where cost effective to do so.

•	Increase shareholder value by expanding our oil and gas reserves and production.

We have designed our business strategy to allow us to grow and remain profitable in any market environment. The major developments in our business in recent years illustrate our implementation of this strategy and its continuing success. Beginning in 2005, we took advantage of the robust rig market in the United States and elsewhere to obtain a high volume of contracts for newly constructed rigs. A large portion of these rigs are subject to long-term contracts with creditworthy customers with the most significant impact occurring in our International operations. This will not only expand our operations with the latest state-of-the-art rigs, which should better weather downturns in market activity, but eventually replace the oldest and least capable rigs in our existing fleet. However, this positive trend in the rig market slowed in the fourth quarter of 2008 and throughout 2009 and the first half of 2010, due to the continued steady decline in natural gas and oil prices. As a result of lower commodity prices, many of our customers’ drilling programs were reduced and the demand for additional rigs was substantially reduced. In the latter half of 2010, commodity prices strengthened and our drilling activity improved. Although we expect market conditions to remain challenging during 2011, we believe the deployment of our newer and higher-margin rigs under long-term contracts will enhance our competitive position when market conditions improve.

Acquisitions and Divestitures

We have grown from a land drilling business centered in the U.S. Lower 48 states, Canada and Alaska to an international business with operations on land and offshore in many of the major oil and gas markets in the world. At the beginning of 1990, our fleet consisted of 44 actively marketed land drilling rigs in Canada, Alaska and in various international markets. Today, our worldwide fleet of actively marketed rigs consists of over 550 land drilling rigs, more than 700 rigs for land well-servicing and workover work in the United States and Canada, offshore platform rigs, jack-up units, barge rigs and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions. Although Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition opportunities will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.

On January 3, 2006, we completed an acquisition of 1183011 Alberta Ltd., a wholly owned subsidiary of Airborne Energy Solutions Ltd., through the purchase of all common shares outstanding for cash for a total purchase price of Cdn.$41.7 million (U.S. $35.8 million). In addition, we assumed debt, net of working capital, totaling approximately Cdn.$10.0 million (U.S. $8.6 million). On that date, Nabors Blue Sky Ltd. (formerly 1183011 Alberta Ltd.) owned 42 helicopters and fixed-wing aircraft and owned and operated a fleet of heliportable well-service equipment. The purchase price was allocated based on final valuations of the fair value of assets acquired and liabilities assumed as of the acquisition date and resulted in goodwill of approximately U.S. $18.8 million. During 2008 and 2009, the results of our impairment tests of goodwill and intangible assets indicated a permanent impairment to goodwill and to an intangible asset of Nabors Blue Sky Ltd. As such, the goodwill has been fully impaired as of December 31, 2009.

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

On August 8, 2007, we sold our Sea Mar business which had previously been included in Other Operating Segments. The assets included 20 offshore supply vessels and related assets, including a right under a vessel construction contract. The operating results of this business for years ended December 31, 2007 and before are accounted for as discontinued operations.

On September 10, 2010, we completed the Superior Merger at a cash purchase price of $22.12 per share, or approximately $681.3 million in the aggregate. The purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The excess of the purchase price over such fair values was $335.0 million and was recorded as goodwill. Superior provides a wide range of wellsite solutions to oil and natural gas companies, primarily technical pumping services and down-hole surveying services. The effects of the Superior Merger and the operating results from the acquisition date to December 31, 2010 are reflected in the accompanying audited consolidated financial statements. Additional information about Superior can be found in Part II, Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Part II, Item 8. — Financial Statements and Supplementary Data — Note 7 — Acquisitions and Divestitures.

On December 31, 2010, we purchased the business of Energy Contractors LLC (“Energy Contractors”) for a total cash purchase price of $53.4 million. The assets were comprised of vehicles and rig equipment and are included in our U.S. Land Well-servicing operating segment. The purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair value estimates as of December 31, 2010. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill in the amount of $5 million.

From time to time, we may sell a subsidiary or group of assets outside of our core markets or business if it is economically advantageous for us to do so. During 2010, we began actively marketing our oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia. These assets include our 49.7% and 50.0% ownership interests in our investments of Remora and SMVP, respectively, which we account for using the equity method of accounting. All of these assets are included in our Oil and Gas operating segment. We determined that the plan of sale criteria in the ASC Topic relating to the Presentation of Financial Statements for Assets Sold or Held for Sale had been met during the third quarter of 2010. Accordingly, the accompanying consolidated statements of income (loss) and accompanying notes to the consolidated financial statements have been updated to retroactively reclassify the operating results of these assets as discontinued operations for all periods presented. See Note 21 — Discontinued Operations for additional discussion in Part II, Item 8. — Financial Statements and Supplementary Data.

Environmental Compliance

Nabors does not currently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2011. Nabors believes it is in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to the business or financial condition of Nabors. For a more detailed description of the environmental laws and regulations applicable to Nabors’ operations, see Part I, Item 1A. — Risk Factors — Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect Nabors’ results of operations.

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

We have a substantial amount of debt outstanding

As of December 31, 2010, we had long-term debt outstanding of approximately $4.4 billion, including $1.4 billion in current maturities, and cash and cash equivalents and investments of $841.5 million, including $40.3 million of long-term investments and other receivables. Long-term investments and other receivables include $32.9 million in oil and gas financing receivables. Our ability to service our debt obligations depends in large part upon the level of cash flows generated by our subsidiaries’ operations, possible dispositions of non-core assets, availability under our unsecured revolving credit facility and our ability to access the capital markets. At December 31, 2010, we had $700 million available under a senior unsecured revolving credit facility; in January 2011, we added another lender to the facility raising the amount available to $750 million. On February 11, 2011, one of our subsidiaries established a credit facility, which we unconditionally guarantee, for approximately US$50 million. If our 0.94% senior exchangeable notes were exchanged before their maturity in May 2011, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. We calculate our leverage in relation to capital (i.e., shareholders’ equity) utilizing two commonly used ratios:

•	Gross funded debt to capital, which is calculated by dividing (x) funded debt by (y) funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Funded debt is the sum of (1) short-term borrowings, (2) the current portions of long-term debt and (3) long-term debt; and

•	Net funded debt to capital, which is calculated by dividing (x) net funded debt by (y) net funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Net funded debt is funded debt minus the sum of cash and cash equivalents and short-term and long-term investments and other receivables.

At December 31, 2010, our gross funded debt to capital ratio was 0.42:1 and our net funded debt to capital ratio was 0.37:1.

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

Uncertain or negative global economic conditions could continue to adversely affect our results of operations

The recent and substantial volatility and extended declines in oil and natural gas prices in response to a weakened global economic environment has adversely affected our results of operations. In addition, economic conditions have resulted in substantial uncertainty in the capital markets and both access to and terms of available financing. During 2009, many of our customers curtailed their drilling programs, which, in many cases, has resulted in a decrease in demand for drilling rigs and a reduction in dayrates and utilization. Additionally, some customers have terminated drilling contracts prior to the expiration of their terms. A prolonged period of lower oil and natural gas prices could continue to impact our industry and our business, including our future operating results and the ability to recover our assets, including goodwill, at their stated values. In addition, some of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations. Each of these could adversely affect our operations.

As a holding company, we depend on our subsidiaries to meet our financial obligations

We are a holding company with no significant assets other than the stock of our subsidiaries. In order to meet our financial needs, we rely exclusively on repayments of interest and principal on intercompany loans that we have made to our operating subsidiaries and income from dividends and other cash flow from our subsidiaries. There can be no assurance that our operating subsidiaries will generate sufficient net income to pay us dividends or sufficient cash flow to make payments of interest and principal to us. In addition, from time to time, our operating subsidiaries may enter into financing arrangements that contractually restrict or prohibit these types of upstream payments. There can also be adverse tax consequences associated with paying dividends.

Our access to borrowing capacity could be affected by the recent instability in the global financial markets

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Fitch Ratings, Moody’s Investor Service and Standard & Poor’s and our historical ability to access those markets as needed. A credit downgrade may impact our future ability to access credit markets, which is important for purposes of both meeting our financial obligations and funding capital requirements to finance and grow our businesses.

We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations

The oilfield services industry is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Many drilling, workover and well-servicing rigs can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of rigs in an area. In many markets where we operate, the number of rigs available for use exceeds the demand for rigs, resulting in price competition. Most drilling and workover contracts are awarded on the basis of competitive bids, which also results in price competition. The land drilling market generally is more competitive than the offshore drilling market because there are larger numbers of rigs and competitors.

The nature of our operations presents inherent risks of loss that could adversely affect our results of operations

Our operations are subject to many hazards inherent in the drilling, workover and well-servicing and pressure pumping industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. Our operations are also subject to risks of war, civil disturbances or other political events.

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

Future price declines may result in a writedown of our oil and gas asset carrying values

We follow the successful-efforts method of accounting for our consolidated subsidiaries’ oil and gas activities. Under the successful-efforts method, lease acquisition costs and all development costs are capitalized. Our provision for depletion is based on these capitalized costs and is determined on a property-by-property basis using the units-of-production method. Proved property acquisition costs are amortized over total proved reserves. Costs of wells and related equipment and facilities are amortized over the life of proved developed reserves. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and are written down to their estimated fair value, if required. Unproved properties are reviewed periodically to determine if there has been impairment of the carrying value; any impairment is expensed in that period. The estimated fair value of our proved reserves generally declines when there is a significant and sustained decline in oil and natural gas prices. During 2010, 2009 and 2008, our impairment tests on the wholly owned oil and gas-related assets in our Oil and Gas operating segment resulted in impairment charges of $137.8 million, $48.6 million and $21.5 million, respectively. Any sustained further decline in oil and natural gas prices or reserve quantities could require further writedown of the value of our proved oil and gas properties if the estimated fair value of these properties falls below their net book value.

Our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, utilize the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all of these costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. However, these capitalized costs are subject to a ceiling test which limits the costs to the aggregate of (i) the present value of future net revenues attributable to proved oil and natural gas reserves, discounted at 10%, plus (ii) the lower of cost or market value of unproved properties. The full-cost ceiling was evaluated at December 31, 2010 and 2009 using the 12-month average price, whereas during 2008, the full-cost ceiling was evaluated using year-end prices. During 2010, our unconsolidated oil and gas joint ventures did not record full-cost ceiling test writedowns. During 2009 and 2008, the ventures recorded full-cost ceiling test writedowns of which $237.1 million and $228.3 million, respectively, represented our proportionate share. Any sustained further decline in oil and natural gas prices, or other factors, without other mitigating circumstances, could cause other future writedowns of capitalized costs and asset impairments that could adversely affect our results of operations.

Our acquisition of Superior may not be as financially or operationally successful as contemplated

In evaluating the acquisition of Superior, we made certain business assumptions and determinations based on our due diligence. However, these assumptions and determinations involve risks and uncertainties that may cause them to be inaccurate. As a result, we may not realize the full benefits that we expect from the acquisition. For example, our assumptions as to future revenue with respect to expanding internationally and achieving synergies in North America by integrating Superior’s pumping services with our drilling and workover offerings may prove to be incorrect. If they are, the financial success of the acquisition may be materially adversely affected.

The profitability of our operations could be adversely affected by war, civil disturbance, or political or economic turmoil, fluctuation in currency exchange rates and local import and export controls

We derive a significant portion of our business from global markets, including major operations in Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa. These operations are subject to various risks, including the risk of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In some countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls, such as last year’s currency devaluation in Venezuela. We are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

The loss of key executives could reduce our competitiveness and prospects for future success

The successful execution of our strategies central to our future success will depend, in part, on a few of our key executive officers. We have entered into employment agreements with our Chairman and Chief Executive Officer, Eugene M. Isenberg and our Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello, with terms through March 30, 2013. If Mr. Isenberg’s employment is terminated in the event of death or disability, or without cause or in the event of a change in control, a cash payment of $100 million will be made by the Company. If Mr. Petrello’s employment is terminated in the event of death or disability, the Company will make a cash payment of $50 million; or in the event of termination without cause or in the event of a change in control, the Company will make a cash payment based on a formula of three times the average of his base salary and annual bonus paid during the three fiscal years preceding the termination. We do not carry significant amounts of key man insurance. The loss of Mr. Isenberg or Mr. Petrello could have an adverse effect on our financial condition or results of operations.

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

The scope of laws protecting the environment has expanded, particularly outside the United States, and this trend is expected to continue. The violation of environmental laws and regulations can lead to the imposition of administrative, civil or criminal penalties, remedial obligations, and in some cases injunctive relief. Violations may also result in liabilities for personal injuries, property and natural resource damage and other costs and claims. We are not always successful in allocating all risks of these environmental liabilities to customers, and it is possible that customers who assume the risks will be financially unable to bear any resulting costs.

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

Changes in environmental laws and regulations may also negatively impact the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on us. For example, legislation has been proposed from time to time in the U.S. Congress that would reclassify some oil and natural gas production wastes as hazardous wastes under the Resources Conservation and Recovery Act, which would make the reclassified wastes subject to more stringent handling, disposal and clean-up requirements. Legislators and regulators in the United States and other jurisdictions where we operate also focus increasingly on restricting the emission of carbon dioxide, methane and other greenhouse gases that may contribute to warming of the Earth’s atmosphere, and other climatic changes. The U.S. Congress has considered legislation designed to reduce emission of greenhouse gases, and some states in which we operate have passed legislation or adopted initiatives, such as the Regional Greenhouse Gas Initiative in the northeastern United States and the Western Regional Climate Action Initiative, which establish greenhouse gas inventories and/or cap-and-trade programs. Some international initiatives have also been adopted, such as the United Nations Framework Convention on Climate Change’s “Kyoto Protocol”, to which the United States is not a party. In addition, the U.S. Environmental Protection Agency (“EPA”) has published findings that emissions of greenhouses gases present an endangerment to public health and the environment, paving the way for regulations that would restrict emissions of greenhouse gases under existing provisions of the Clean Air Act.

In October 2009, the EPA enacted rules requiring the reporting of greenhouse gas emissions from large sources and suppliers in the United States. Although we do not believe these rules currently apply to us, the EPA has proposed expanding the rules to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities beginning in 2012 for emissions occurring in 2011. The enactment of such hazardous waste legislation or future or more stringent regulation of greenhouse gases could dramatically increase operating costs for oil and natural gas companies and could reduce the market for our services by making many wells and/or oilfields uneconomical to operate.

The U.S. Oil Pollution Act of 1990, as amended, imposes strict liability on responsible parties for removal costs and damages resulting from discharges of oil into U.S. waters. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites.

Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact the demand for fracturing and other services

Superior performs hydraulic fracturing, a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. In March 2010, the EPA announced that it would study the potential adverse impact that fracturing may have on water quality and public health. Legislation has also been introduced in the U.S. Congress and some states that would require the disclosure of chemicals used in the fracturing process. If enacted, the legislation could require fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping requirements and meet plugging and abandonment requirements. Any new laws regulating fracturing activities could cause operational delays or increased costs in exploration and production, which could adversely affect the demand for fracturing services.

Because our option, warrant and convertible securities holders have a considerable number of common shares available for issuance and resale, significant issuances or resales in the future could adversely affect the market price of our common shares

As of February 24, 2011, we had 800,000,000 authorized common shares, of which 315,558,810 shares were outstanding. In addition, 46,780,820 common shares were reserved for issuance pursuant to option and employee benefit plans, and 39,814,194 shares were reserved for issuance upon conversion or repurchase of outstanding senior exchangeable notes. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of warrants or options (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the conversion into common shares, or repurchase of debentures and notes using common shares, would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

Provisions in our organizational documents and executive contracts may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium

Our Board of Directors is divided into three classes, with each class serving a staggered three-year term. In addition, the Board of Directors has the authority to issue a significant number of common shares and up to 25,000,000 preferred shares, as well as to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without any vote or action by the holders of our common shares. Although we have no current plans to issue preferred shares, our classified Board, as well as its ability to issue preferred shares, may discourage, delay or prevent changes in control of Nabors that are not supported by the Board, thereby preventing some of our shareholders from realizing a premium on their shares. In addition, the requirement in the indenture for our 0.94% senior exchangeable notes due 2011 to pay a make-whole premium in the form of an increase in the exchange rate in certain circumstances could have the effect of making a change in control of Nabors more expensive.

We have employment agreements with our Chairman and Chief Executive Officer, Eugene M. Isenberg, and our Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello. These agreements have change-in-control provisions that could result in significant cash payments to Messrs. Isenberg and Petrello.

We may have additional tax liabilities

We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in income tax provisions and accruals. An audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows in the period or periods challenged. It is also possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date.

On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment (the “Notice”) from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexico branch for 2003. The Notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The Notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deductions were appropriate and more recently that the government’s position lacks merit. NDIL’s Mexico branch took similar deductions for depreciation and labor expenses from 2004 to 2008. On June 30, 2009, the government proposed similar assessments against the Mexico branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006. We anticipate that a similar assessment will eventually be proposed against NDIL for 2004 through 2008 and against NDIL II for 2007 to 2010. We believe that the potential assessments will range from $6 million to

$26 million per year for the period from 2004 to 2009, and in the aggregate, would be approximately $90 million to $95 million. Although we believe that any assessments related to the 2004 to 2010 years lack merit, a reserve has been recorded in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The statute of limitations for NDIL’s 2004 tax year recently expired. Accordingly, during the fourth quarter of 2010, we released $7.4 million from our tax reserves, which represented the reserve recorded for that tax year. If these additional assessments were to be made and we ultimately did not prevail, we would be required to recognize additional tax for the amount in excess of the current reserve.

Proposed tax legislation could mitigate or eliminate the benefits of our 2002 reorganization as a Bermuda company

Various bills have been introduced in the U.S. Congress that could reduce or eliminate the tax benefits associated with our reorganization as a Bermuda company. Legislation enacted by the U.S. Congress in 2004 provides that a corporation that reorganized in a foreign jurisdiction on or after March 4, 2003 be treated as a domestic corporation for U.S. federal income tax purposes. Nabors’ reorganization was completed on June 24, 2002. There have been and we expect that there may continue to be legislation proposed by the U.S. Congress from time to time which, if enacted, could limit or eliminate the tax benefits associated with our reorganization.

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

We do not currently intend to pay dividends on our common shares

We have not paid any cash dividends on our common shares since 1982 and have no current intention to do so. However, we can give no assurance that we will not reevaluate our position on dividends in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Nabors’ principal executive offices are located in Hamilton, Bermuda. We own or lease executive and administrative office space in Houston, Texas and other areas across the world.

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

Nabors and its subsidiaries own certain mineral interests in connection with their investing and operating activities. The operations of our Oil and Gas operating segment focus on the exploration for and the acquisition, development and production of natural gas, oil and natural gas liquids in the United States, the Canada provinces of Alberta and British Columbia, and Colombia.

Our Oil and Gas operating segment includes our wholly owned oil and gas assets and our unconsolidated oil and gas joint ventures. In December 2008, the SEC revised oil and gas reporting disclosures, which clarified that we should consider our equity-method investments when determining whether we have significant oil and gas activities beginning in 2009. A one-year deferral of the disclosure requirements was allowed if an entity became subject to the requirements because of the change to the definition of significant oil and gas activities. When operating results from our wholly owned oil and gas activities were considered with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, we determined that we had significant oil and gas activities under the new definition. Accordingly, we are presenting the information with regard to our oil and gas producing activities as of and for the year ended December 31, 2010.

The estimates of net proved oil and gas reserves are based on reserve reports as of December 31, 2010, which were prepared by independent petroleum engineers. AJM Petroleum Consultants prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Canada. Miller and Lents, Ltd. prepared reports of estimated proved oil and gas reserves for both our wholly owned assets and our U.S. joint venture’s interests in natural gas and oil properties located in the United States. Netherland, Sewell & Associates, Inc. prepared reports of estimated proved oil reserves for certain oil properties located in Cat Canyon and West Cat Canyon Fields, Santa Barbara County, California. Lonquist & Co., LLC prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Colombia.

Summary of Oil and Gas Reserves

The table below summarizes the proved reserves in each geographic area and by product type for our wholly owned subsidiaries and our proportionate interests in our equity companies. We report proved reserves on the basis of the average of the first-day-of-the-month price for each month during the last 12-month period. Estimates of volumes of proved reserves of natural gas at year end are expressed in billions of cubic feet (“Bcf”) at a pressure base of 14.73 pounds per square inch for natural gas and in millions of barrels (“MMBbls”) for oil and natural gas liquids.

For our wholly owned properties in the United States, the prices used in our reserve reports were $3.72 per mcf for the 12-month average of natural gas, $36.43 per barrel for natural gas liquids and $61.12 per barrel for oil at December 31, 2010. The prices used in the reserve reports by our unconsolidated U.S. joint venture were $4.53 per mcf for the 12-month average of natural gas, $39.04 per barrel for natural gas liquids and $70.60 per barrel for oil at December 31, 2010. For our wholly owned properties in Canada, the price used in our reserve reports was $2.81 per mcf for the 12-month average of natural gas at December 31, 2010. The 12-month average price for natural gas used in the reserve report by our unconsolidated Canada joint venture was $2.78 per mcf at December 31, 2010. For our wholly owned properties in Colombia, the price used in our reserve reports was $78.21 per barrel for oil at December 31, 2010. The oil price used in the reserve report by our unconsolidated Colombia joint venture was $76.00 per barrel at December 31, 2010.

No major discovery or other favorable or adverse event has occurred since December 31, 2010, that would cause a significant change in the estimated proved reserves as of that date.

	Reserves
	Liquids		Natural Gas
Reserve Category	(MMBbls)		(Bcf)

Proved
Developed
Consolidated Subsidiaries
United States	2.7	(2)	17.1
Canada	—		5.6
Colombia	1.6		—

Total Consolidated	4.3		22.7
Equity Companies (1)
United States	3.0		147.1
Canada	—		5.1
Colombia	0.5		—

Total Equity Companies	3.5		152.2

Total Developed	7.8		174.9
Undeveloped
Consolidated Subsidiaries
United States	18.5		2.7
Canada	—		—
Colombia	.4		—

Total Consolidated	18.9		2.7
Equity Companies (1)
United States	4.9		405.7
Canada	—		—
Colombia	1.3		—

Total Equity Companies	6.2		405.7

Total Proved	25.1		408.4

(1)	Represents our proportionate interests in our equity companies.

(2)	During 2010, we purchased a 25% working interest in the Cat Canyon and West Cat Canyon fields in Santa Barbara County California for $25 million. At December 31, 2010, proved reserves in Cat Canyon were estimated at 20.8 MMBbls. Workovers on approximately 273 productive wells began in late 2010, and 22 wells were producing as of December 31, 2010. The price used in our reserve report was $65.641 per barrel for oil at December 31, 2010.

In the preceding reserve information, consolidated subsidiary and our proportionate interests in our equity company reserves are reported separately. However, we operate our business with the same view of equity company reserves as for reserves from consolidated subsidiaries.

The estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments and detailed analysis of well information such as flow rates and reservoir pressure declines. Furthermore, we record proved reserves only for projects that have received significant funding commitments by management made toward the development of the reserves. Although we are reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and significant changes in projections of long-term oil and natural gas price levels.

Technologies Used in Establishing Proved Reserves Additions in 2010

Proved reserves were based on estimates generated through the integration of available and appropriate data, utilizing well established technologies that have been demonstrated in the field to yield repeatable and consistent results.

Data used in these integrated assessments included information obtained directly from the subsurface via wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements including high-quality 2-D and 3-D seismic data, calibrated with available well control. Where applicable, surface geological information was also utilized. The tools used to interpret the data included proprietary seismic processing software, proprietary reservoir modeling and simulation software and commercially available data analysis packages.

In some circumstances, where appropriate analog reservoirs were available, reservoir parameters from these analogs were used to increase the quality of and confidence in the reserves estimates.

Internal Controls over Proved Reserves

Our Oil and Gas operating segment is managed by and staffed with individuals who have an average of more than 20 years of technical experience in the petroleum industry. We maintain computerized records of our reserve estimates and production data. Appropriate controls, including limitations on access and updating capabilities, are in place to ensure data integrity. We engage qualified third-party reservoir engineers and perform reviews to ensure reserve estimations include all properties owned and are based on correct working and net revenue interests. Key components of the reserve estimation process include technical evaluations and analysis of well and field performance and a rigorous peer review. No changes may be made to reserve estimates unless these changes have been thoroughly reviewed and evaluated by authorized personnel at Nabors. After all changes are made, senior management reviews the estimates for final endorsement.

Proved Undeveloped Reserves

At December 31, 2010, approximately 559 billion cubic feet equivalent (“Bcfe”) of our proved reserves were classified as proved undeveloped, which represented 71.6% of the 780.7 Bcfe reported in proved reserves. This amount is inclusive of both consolidated subsidiaries and equity company reserves. Progress was made in converting proved undeveloped reserves into proved developed reserves in 2010. During 2010, we completed development work in over 12 fields and participated in numerous major project start-ups that resulted in the transfer of approximately 62 Bcfe from proved undeveloped to proved developed reserves. We estimate that 35% of our current proved undeveloped reserves will be developed by year 2012 and all of our current proved undeveloped reserves will be developed by year 2016.

Oil and Gas Production, Production Prices and Production Costs

Oil and Gas Production

The table below summarizes production by final product sold, average production sales price and average production cost, each by geographic area for the year ended December 31, 2010. Production costs are costs to operate and maintain our wells and related equipment and include the cost of labor, well-service and repair, location maintenance, power and fuel, transportation, cost of product, property taxes and production-related general and administrative costs.

	United States		Canada		Colombia		Total
	Liquids	Natural Gas	Liquids	Natural Gas	Liquids	Natural Gas	Liquids	Natural Gas
	(MMBbls)	(Bcf)	(MMBbls)	(Bcf)	(MMBbls)	(Bcf)	(MMBbls)	(Bcf)

Oil and natural gas liquids production
Consolidated Subsidiaries	.073	3.533	—	3.058	.230	—	.303	6.591

Equity Companies(1)	.249	12.338	—	1.535	.273	—	.522	13.873
Average production sales prices:
Consolidated Subsidiaries	$63.77	$4.19	$—	$3.69	$72.25	$—	$70.19	$2.71

Equity Companies(1)	$74.86	$4.43	$—	$3.93	$73.90	$—	$58.59	$4.11
Average production costs:
Consolidated Subsidiaries		$2.14/mcfe		$2.60/mcfe	$34.42/boe

Equity Companies(1)		$1.33/mcfe		$5.89/mcfe	$33.60/boe

(1)	Represents our proportionate interests in our equity companies.

Drilling and Other Exploratory and Development Activities

During 2010, our drilling program focused on proven and emerging oil and natural gas basins in the United States. Our drilling program includes development activities with properties located in Canada and Colombia that are being actively marketed. The following tables provide the number of oil and gas wells completed during 2010.

Number of Net Productive and Dry Wells Drilled

	For the Year Ended December 31, 2010
	Net Productive and	Net Dry Exploratory
	Dry Wells Drilled	Wells Drilled

Consolidated Subsidiaries
United States	1.9	—
Canada	—	—
Colombia	4.2	—

Total Consolidated	6.1	—

Equity Companies (1)
United States	0.9	—
Canada	—	—
Colombia	3.3	2.1

Total Equity Companies	4.2	2.1

(1)	Represents our proportionate interests in our equity companies.

	For the Year Ended December 31, 2010
	Net Productive	Net Dry
	Development Wells	Development
	Drilled	Wells Drilled

Consolidated Subsidiaries
United States	1.2	0.1
Canada	—	—
Colombia	—	—

Total Consolidated	1.2	0.1

Equity Companies (1)
United States	9.5	—
Canada	—	—
Colombia	1.6	—

Total Equity Companies	11.1	—

(1)	Represents our proportionate interests in our equity companies.

Present Activities

The following table provides the number of wells in the process of drilling as of December 31, 2010.

Wells Drilling

	United States		Canada		Colombia		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Consolidated Subsidiaries	17.0	0.9	—	—	—	—	17.0	0.9
Equity Companies(1)	2.5	2.5	—	—	—	—	2.5	2.5

(1)	Represents our proportionate interests in our equity companies.

Oil and Gas Properties, Wells, Operations and Acreage

Gross and Net Productive Wells

	For the Year Ended
	December 31, 2010
	Gross	Net

Consolidated Subsidiaries
United States	746.0	139.6
Canada	2.0	2.0
Colombia	7.0	4.9

Total Consolidated	755.0	146.5

Equity Companies(1)
United States	337.8	225.4
Canada	3.0	3.0
Colombia	7.0	3.9

Total Equity Companies	347.8	232.3

(1)	Represents our proportionate interests in our equity companies.

Gross and Net Developed Acreage

	December 31, 2010
	United States		Canada		Colombia		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Consolidated Subsidiaries	157,965	31,879	1,309	715	883	618	160,157	33,212
Equity Companies(1)	211,638	112,227	9,801	8,134	—	—	221,439	120,361

(1)	Represents our proportionate interests in our equity companies.

Gross and Net Undeveloped Acreage

	December 31, 2010
	United States		Canada		Colombia		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Consolidated Subsidiaries	347,662	128,244	46,440	34,554	546,384	247,299	940,486	410,097
Equity Companies(1)	574,841	218,596	83,821	53,279	739,533	448,185	1,398,195	720,060

(1)	Represents our proportionate interests in our equity companies.

Additional information about our properties can be found in Notes 2 — Summary of Significant Accounting Policies, 8 — Property, Plant and Equipment (each, under the caption Property, Plant and Equipment), 16 — Commitments and Contingencies (under the caption Operating Leases), and 24 — Supplemental Information on Oil and Gas Exploration and Production Activities in Part II, Item 8. — Financial Statements and Supplementary Data. The revenues and property, plant and equipment by geographic area for the years ended December 31, 2010, 2009 and 2008, can be found in Note 22 — Segment Information. A description of our rig fleet is included under the caption Introduction in Part I, Item 1. — Business.

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

In August 2010, Nabors and its wholly owned subsidiary, Diamond Acquisition Corp. (“Diamond”) were sued in three putative shareholder class actions. Two of the cases were dismissed. The remaining case pending, Jordan Denney, Individually and on Behalf of All Others Similarly Situated v. David E. Wallace, et al., Civil Action No. 10-1154, is pending in the United States District Court for the Western District of Pennsylvania. The suits were brought against Superior, the individual members of its board of directors, certain of Superior’s senior officers, Nabors and Diamond. The complaints alleged that Superior’s officers and directors violated various provisions of the Exchange Act and breached their fiduciary duties in connection with the Superior Merger, and that Nabors and Diamond aided and abetted these violations. The complaints sought injunctive relief, including an injunction against the consummation of the Superior Merger, monetary damages, and attorney’s fees and costs. The claim against Superior and its directors is covered by insurance after a deductible amount. We anticipate settling the claims in the first or second quarter of 2011, and that any settlement will be funded by Superior’s insurers to the extent it exceeds our deductible.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index and the Dow Jones Oil Equipment and Services Index. Total return assumes $100 invested on December 31, 2005 in shares of Nabors, the S&P 500 Index, and the Dow Jones Oil Equipment and Services Index. It also assumes reinvestment of dividends and is calculated at the end of each calendar year, December 31, 2006 — 2010.

	2006	2007	2008	2009	2010
Nabors Industries Ltd.	79	72	32	58	62
S&P 500 Index	116	122	77	97	112
Dow Jones Oil Equipment and Services Index	113	164	67	111	141

I.	Market and Share Prices

Our common shares are traded on the New York Stock Exchange under the symbol “NBR”. At February 24, 2011, there were approximately 1,573 shareholders of record. We have not paid any cash dividends on our common shares since 1982 and currently have no intentions to do so. However, we can give no assurance that we will not reevaluate our position on dividends in the future.

The following table sets forth the reported high and low sales prices of our common shares as reported on the New York Stock Exchange for the periods indicated.

	Share Price
Calendar Year	High	Low

2009
First quarter	14.05	8.25
Second quarter	19.79	9.38
Third quarter	21.48	13.78
Fourth quarter	24.07	19.18
2010
First quarter	27.05	18.74
Second quarter	22.82	16.90
Third quarter	19.13	15.54
Fourth quarter	23.93	17.36

The following table provides information relating to Nabors’ repurchase of common shares during the three months ended December 31, 2010:

				Approximate Dollar
	Total Number	Average	Total Number of	Value of Shares
	of Shares	Price Paid	Shares Purchased as	that May Yet Be
	Purchased	per	Part of Publicly	Purchased Under the
Period	(1)	Share(1)	Announced Program	Program(2)
	(In thousands, except per share amounts)

October 1 — October 31	—	—	—	$35,458
November 1 — November 30	—	$21.85	—	$35,458
December 1 — December 31	3,073	$23.15	—	$35,458

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan and option exercises from our 1996 Employee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and our 1998 Employee Stock Plan. The 2003 Employee Stock Plan, 1998 Employee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1996 Employee Stock Plan provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through December 31, 2010, $464.5 million of our common shares had been repurchased under this program. As of December 31, 2010, we had the capacity to repurchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.

See Part III, Item 12. for a description of securities authorized for issuance under equity compensation plans.

II.	Dividend Policy

See Part I, Item 1A. — Risk Factors — We do not currently intend to pay dividends on our common shares and Part II, Item 5. — I. Market and Share Prices.

III. Shareholder Matters

Bermuda has exchange controls which apply to residents in respect of the Bermuda dollar. As an exempt company, Nabors is considered to be nonresident for such controls; consequently, there are no Bermuda governmental restrictions on our ability to make transfers and carry out transactions in all other currencies, including currency of the United States.

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
Operating Data(1)(2)	2010	2009	2008	2007	2006
	(In thousands, except per share amounts and ratio data)

Revenues and other income:
Operating revenues	$4,174,635	$3,683,419	$5,507,542	$4,938,748	$4,707,268
Earnings (losses) from unconsolidated affiliates	33,257	(155,433)	(192,548)	20,980	20,545
Investment income (loss)	7,648	25,599	21,412	(16,290)	101,907

Total revenues and other income	4,215,540	3,553,585	5,336,406	4,943,438	4,829,720

Costs and other deductions:
Direct costs	2,423,602	2,001,404	3,100,613	2,763,462	2,508,611
General and administrative expenses	346,661	428,161	479,194	436,274	416,582
Depreciation and amortization	764,253	667,100	614,367	469,669	365,357
Depletion	17,943	9,417	22,308	30,904	38,580
Interest expense	273,044	266,039	196,718	154,919	120,507
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	47,060	12,559	15,829	11,777	22,092
Impairments and other charges	260,931	330,976	176,123	41,017	—

Total costs and other deductions	4,133,494	3,715,656	4,605,152	3,908,022	3,471,729

Income (loss) from continuing operations before income taxes	82,046	(162,071)	731,254	1,035,416	1,357,991
Income tax expense (benefit)	(24,814)	(133,803)	209,660	201,896	407,282
Subsidiary preferred stock dividend	750	—	—	—	—

Income (loss) from continuing operations, net of tax	106,110	(28,268)	521,594	833,520	950,709
Income (loss) from discontinued operations, net of tax	(11,330)	(57,620)	(41,930)	31,762	24,927

Net income (loss)	94,780	(85,888)	479,664	865,282	975,636
Less: Net (income) loss attributable to noncontrolling interest	(85)	342	(3,927)	420	(1,914)

Net income (loss) attributable to Nabors	$94,695	$(85,546)	$475,737	$865,702	$973,722

	Year Ended December 31,
Operating Data(1)(2)	2010	2009	2008	2007	2006
	(In thousands, except per share amounts and ratio data)

Earnings (losses) per share:
Basic from continuing operations	$.37	$(.10)	$1.84	$2.97	$3.26
Basic from discontinued operations	(.04)	(.20)	(.15)	.11	.09

Total Basic	$.33	$(.30)	$1.69	$3.08	$3.35

Diluted from continuing operations	$.37	$(.10)	$1.80	$2.89	$3.16
Diluted from discontinued operations	(.04)	(.20)	(.15)	.11	.08

Total Diluted	$.33	$(.30)	$1.65	$3.00	$3.24

Weighted-average number of common shares outstanding:
Basic	285,145	283,326	281,622	281,238	291,267
Diluted	289,996	283,326	288,236	288,226	300,677
Capital expenditures and acquisitions of businesses(3)	$1,878,063	$990,287	$1,578,241	$1,945,932	$2,006,286
Interest coverage ratio(4)	7.0:1	6.3:1	21.0:1	32.6:1	38.2:1

	As of December 31,
Balance Sheet Data(1)(2)	2010	2009	2008	2007	2006
	(In thousands, except ratio data)

Cash, cash equivalents, short-term and long-term investments and other receivables(5)	$841,490	$1,191,733	$826,063	$1,179,639	$1,653,285
Working capital	458,550	1,568,042	1,037,734	719,674	1,650,496
Property, plant and equipment, net	7,815,419	7,646,050	7,331,959	6,669,013	5,423,729
Total assets	11,646,569	10,644,690	10,517,899	10,139,783	9,155,931
Long-term debt	3,064,126	3,940,605	3,600,533	2,894,659	3,457,675
Shareholders’ equity	5,328,162	5,167,656	4,904,106	4,801,579	3,889,100
Funded debt to capital ratio:
Gross(6)	0.42:1	0.41:1	0.41:1	0.39:1	0.43:1
Net(7)	0.37:1	0.33:1	0.35:1	0.30:1	0.28:1

(1)	All periods present the operating activities of oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia and the Sea Mar business as discontinued operations.

(2)	Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include Superior (September 2010), Energy Contractors (December 2010), Pragma Drilling Equipment Ltd. assets (May 2006), and 1183011 Alberta Ltd. (January 2006).

(3)	Represents capital expenditures and the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(4)	The interest coverage ratio is a trailing 12-month quotient of the sum of income (loss) from continuing operations, net of tax, net income (loss) attributable to noncontrolling interest, interest expense, subsidiary preferred stock dividends, depreciation and amortization, depletion expense, impairments and other charges, income tax expense (benefit) and our proportionate share of full-cost ceiling test writedowns from our unconsolidated oil and gas joint ventures less investment income (loss) divided by cash interest expense plus subsidiary preferred stock dividends. This ratio is a method for calculating the amount of operating cash flows available to cover interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

(5)	The December 31, 2008 and 2007 amounts include $1.9 million and $53.1 million, respectively, in cash proceeds receivable from brokers from the sale of certain long-term investments that are included in other current assets. Additionally, the December 31, 2010, 2009 and 2008 amounts include $32.9 million, $92.5 million and $224.2 million, respectively, in oil and gas financing receivables that are included in long-term investments and other receivables.

(6)	The gross funded debt to capital ratio is calculated by dividing (x) funded debt by (y) funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Funded debt is the sum of (1) short-term borrowings, (2) the current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The gross funded debt to capital ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

(7)	The net funded debt to capital ratio is calculated by dividing (x) net funded debt by (y) net funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Net funded debt is funded debt minus the sum of cash and cash equivalents and short-term and long-term investments and other receivables. The net funded debt to capital ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of our operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.

We have grown from a land drilling business centered in the U.S. Lower 48 states, Canada and Alaska to an international business with operations on land and offshore in many of the major oil and gas markets in the world. Our worldwide fleet of actively marketed rigs consists of over 550 land drilling rigs, more than 700 rigs for land well-servicing and workover work in the United States and Canada, offshore platform rigs, jack-up units, barge rigs and a large component of trucks and fluid hauling vehicles. We invest in oil and gas exploration, development and production activities in the United States, Canada and Colombia.

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, well-servicing and workover operations and pressure pumping, on land and offshore. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in our Other Operating Segments.

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

The magnitude of customer spending on new and existing wells is the primary driver of our business. The primary determinant of customer spending is their cash flow and earnings, which (i) in our U.S. Lower 48 Land Drilling and Canadian Drilling operations are largely driven by natural gas prices and (ii) in our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations by oil prices. Both natural gas and oil prices impact our customers’ activity levels and spending for our Pressure Pumping operations. Oil and natural gas liquids prices are beginning to be more significant factors in some of the traditionally natural-gas-driven operating segments. The following table sets forth natural gas and oil price data per Bloomberg for the last three years:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008

Commodity prices:
Average Henry Hub natural gas spot price ($/thousand cubic feet (mcf))	$4.37	$3.94	$8.89	$.43	11%	$(4.95)	(56)%
Average West Texas intermediate crude oil spot price ($/barrel)	$79.51	$61.99	$99.92	$17.52	28%	$(37.93)	(38)%

Beginning in the fourth quarter of 2008, there was a significant reduction in the demand for natural gas and oil that was caused, at least in part, by the significant deterioration of the global economic environment including the extreme volatility in the capital and credit markets. Weaker demand throughout 2009 resulted in sustained lower natural gas and oil prices, which led to a sharp decline in the demand for drilling and workover services. During 2010, these commodity prices strengthened in the latter half of the year and demand for drilling activity improved. Continued fluctuations in the demand for gas and oil, among other factors including supply, could contribute to continued price volatility which may continue to affect demand for our services and could materially affect our future financial results.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the year ended December 31, 2010 totaled $4.2 billion, representing an increase of $679.9 million, or 19% as compared to the year ended December 31, 2009. Adjusted income derived from operating activities and net income (loss) attributable to Nabors for the year ended December 31, 2010 totaled $655.4 million and $94.7 million ($.33 per diluted share), respectively, representing increases of 55% and 211%, respectively, compared to the year ended December 31, 2009.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the year ended December 31, 2009 totaled $3.5 billion, representing a decrease of $1.8 billion, or 34% as compared to the year ended December 31, 2008. Adjusted income derived from operating activities and net income (loss) attributable to Nabors for the year ended December 31, 2009 totaled $421.9 million and $(85.5) million ($(.30) per diluted share), respectively, representing decreases of 62% and 118%, respectively, compared to the year ended December 31, 2008.

During 2010, operating results improved as compared to 2009 primarily due to the incremental revenue and positive operating results from our Pressure Pumping operating segment and increased drilling activity in 2010 in our U.S. Lower 48 Land Drilling and Canada Well-servicing operations relating to increased drilling activity in oil and the liquids-oil shale plays. Our U.S. Well-servicing business also improved with continuing strong crude oil prices, which have led to increased activity. However, our operating results and activity levels continued to be negatively impacted in our U.S. Offshore operations in response to uncertainty in the regulatory environment; our Alaskan operations due to key customers’ spending constraints; and elsewhere with less activity in Saudi Arabia and Mexico, two of our key markets. There was also improvement in our operating results for 2010 because there were no full-cost ceiling adjustments recorded by our U.S. oil and gas joint venture.

Our U.S. Offshore operations were improving during the first half of 2010 until the Gulf of Mexico explosion and oil spill occurred mid-year, which resulted in temporary suspension of offshore drilling and further delays in our customers’ ability to obtain permits, which has limited the use of our assets. Specifically, operating results have been impacted because our customers have suspended most of their operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. Although the previously issued U.S. deepwater drilling moratorium has been lifted, it is uncertain whether our customers’ ability to obtain government permits will improve in the near term. Our Alaska operating segment has been negatively impacted because the largest operator in the area has curtailed and suspended drilling operations, creating a surplus of rigs in the market and causing price competition. We expect that these conditions will persist and continue to adversely impact our Alaska operating results through 2011. We expect our International results to remain flat in 2011 as the increase of land rig activity is expected to be essentially offset by contract renewals on our jack-up rigs at significantly lower average dayrates.

During 2010, we recorded impairments and other charges of $260.9 million. We recognized goodwill and long-lived asset impairments of approximately $10.7 million and $27.4 million, respectively, to assets in our U.S. Offshore operating segment, primarily driven by current market conditions in the Gulf of Mexico. Additionally, we recognized long-lived asset impairments of $7.5 million to our aircraft and some drilling equipment in Canada and recorded impairments of $23.2 million relating to asset retirements across our U.S. Lower 48 Land, U.S. Well-servicing and U.S. Offshore Contract Drilling segments. Our Oil and Gas operating segment recorded impairments of $54.3 million relating to an oil and gas financing receivable and $137.8 million under application of the successful-efforts method of accounting for our wholly owned oil and gas-related assets.

During 2009 and 2008, our operating results were negatively impacted as a result of charges arising from oil and gas full-cost ceiling test writedowns and other impairments. Earnings (losses) from unconsolidated affiliates includes $(189.3) million and $(207.3) million, respectively, for the years ended December 31, 2009 and 2008, representing our proportionate share of a full-cost ceiling test writedown from our unconsolidated U.S. oil and gas joint venture which utilizes the full-cost method of accounting. During 2009, our joint venture used a 12-month average price in the ceiling test calculation as required by the revised SEC rules whereas during 2008, the ceiling test calculation used the single-day, year-end commodity price that, at December 31, 2008, was near its low point for that year. The full-cost ceiling test writedowns are included in our Oil and Gas operating segment results.

During 2009, impairments and other charges of $331.0 million included recognition of other-than-temporary impairments of $54.3 million relating to our available-for-sale securities, and impairments of $64.2 million to long-lived assets that were retired from our U.S. Offshore, Alaska, Canada and International contract drilling segments. We also recognized a goodwill impairment of $14.7 million relating to Nabors Blue Sky Ltd., one of our Canadian subsidiaries, which eliminated the remaining goodwill balance relating to remote aircraft operations in Canada. Additionally, we recorded impairment charges of $48.6 million to our wholly owned assets in our Oil and Gas operating segment under application of the successful-efforts method of accounting for some of our oil and gas-related assets and $149.1 million relating to an oil and gas financing receivable during the year ended December 31, 2009.

During 2008, impairments and other charges of $176.1 million included goodwill and intangible asset impairments totaling $154.6 million recorded by our Canada Well-servicing and Drilling operating segment and Nabors Blue Sky Ltd. We recognized these goodwill and intangible asset impairments to reduce the carrying value of these assets to their estimated fair value. We consider these writedowns necessary because of the duration of the industry downturn in Canada and the lack of certainty regarding eventual recovery. We also recorded impairment charges of $21.5 million to our wholly owned assets in our Oil and Gas operating segment for some of our oil and gas-related assets during the year ended December 31, 2008.

Our operating results for 2011 are still expected to increase from levels realized during 2010, despite a moderating outlook of lower commodity prices during 2011 and the related impact on drilling and well-servicing activity and dayrates. The major factors that support our expectations of an improved year are:

•	An expected incremental increase from ancillary well-site services, primarily technical pumping services and down-hole surveying services, resulting from our acquisition in the third quarter of 2010, and

•	The anticipated positive impact on our overall level of drilling and well-servicing activity and margins resulting from our new and upgraded rigs added to our fleet over the past five years, which we expect will enhance our competitive position as market conditions improve.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations: (1)
Contract Drilling: (2)
U.S. Lower 48 Land Drilling	$1,294,853	$1,082,531	$1,878,441	$212,322	20%	$(795,910)	(42)%
U.S. Land Well-servicing	444,665	412,243	758,510	32,422	8%	(346,267)	(46)%
Pressure Pumping(3)	321,295	—	—	321,295	100%	—	—
U.S. Offshore	123,761	157,305	252,529	(33,544)	(21)%	(95,224)	(38)%
Alaska	179,218	204,407	184,243	(25,189)	(12)%	20,164	11%
Canada	389,229	298,653	502,695	90,576	30%	(204,042)	(41)%
International	1,093,608	1,265,097	1,372,168	(171,489)	(14)%	(107,071)	(8)%

Subtotal Contract Drilling(4)	3,846,629	3,420,236	4,948,586	426,393	12%	(1,528,350)	(31)%
Oil and Gas (5)(6)	40,611	(158,780)	(118,533)	199,391	126%	(40,247)	(34)%
Other Operating Segments (7)(8)	456,893	446,282	683,186	10,611	2%	(236,904)	(35)%
Other reconciling items(9)	(136,241)	(179,752)	(198,245)	43,511	24%	18,493	9%

Total	$4,207,892	$3,527,986	$5,314,994	$679,906	19%	$(1,787,008)	(34)%

Adjusted income (loss) derived from operating activities from continuing operations: (1)(10)
Contract Drilling:
U.S. Lower 48 Land Drilling	$274,215	$294,679	$628,579	$(20,464)	(7)%	$(333,900)	(53)%
U.S. Land Well-servicing	31,597	28,950	148,626	2,647	9%	(119,676)	(81)%
Pressure Pumping(3)	66,651	—	—	66,651	100%	—	—
U.S. Offshore	9,245	30,508	59,179	(21,263)	(70)%	(28,671)	(48)%
Alaska	51,896	62,742	52,603	(10,846)	(17)%	10,139	19%
Canada	22,970	(7,019)	61,040	29,989	427%	(68,059)	(111)%
International	254,744	365,566	407,675	(110,822)	(30)%	(42,109)	(10)%

Subtotal Contract Drilling(4)	711,318	775,426	1,357,702	(64,108)	(8)%	(582,276)	(43)%
Oil and Gas(5)(6)	6,329	(190,798)	(159,931)	197,127	103%	(30,867)	(19)%
Other Operating Segments (8)(9)	43,179	34,120	68,572	9,059	27%	(34,452)	(50)%
Other reconciling items(11)	(105,393)	(196,844)	(167,831)	91,451	46%	(29,013)	(17)%

Total	$655,433	$421,904	$1,098,512	$233,529	55%	$(676,608)	(62%)
Interest expense	(273,044)	(266,039)	(196,718)	(7,005)	(3)%	(69,321)	(35)%
Investment income (loss)	7,648	25,599	21,412	(17,951)	(70)%	4,187	20%
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(47,060)	(12,559)	(15,829)	(34,501)	(275)%	3,270	21%
Impairments and other charges(12)	(260,931)	(330,976)	(176,123)	70,045	21%	(154,853)	(88)%

Income (loss) from continuing operations before income taxes	82,046	(162,071)	731,254	244,117	151%	(893,325)	(122)%
Income tax expense (benefit)	(24,814)	(133,803)	209,660	108,989	81%	(343,463)	(164)%
Subsidiary preferred stock dividend	750	—	—	750	100%	—	—

Income (loss) from continuing operations, net of tax	106,110	(28,268)	521,594	134,378	475%	(549,862)	(105)%
Income (loss) from discontinued operations, net of tax	(11,330)	(57,620)	(41,930)	46,290	80%	(15,690)	(37)%

Net income (loss)	94,780	(85,888)	479,664	180,668	210%	(565,552)	(118)%
Less: Net (income) loss attributable to noncontrolling interest	(85)	342	(3,927)	(427)	(125)%	4,269	109%

Net income (loss) attributable to Nabors	$94,695	$(85,546)	$475,737	$180,241	211%	$(561,283)	(118)%

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages and rig activity)

Rig activity:
Rig years: (13)
U.S. Lower 48 Land Drilling	174.5	149.4	247.9	25.1	17%	(98.5)	(40)%
U.S. Offshore	9.4	11.0	17.6	(1.6)	(15)%	(6.6)	(38)%
Alaska	7.4	10.0	10.9	(2.6)	(26)%	(0.9)	(8)%
Canada	29.8	19.7	35.5	10.1	51%	(15.8)	(45)%
International(14)	97.8	100.2	120.5	(2.4)	(2)%	(20.3)	(17)%

Total rig years	318.9	290.3	432.4	28.6	10%	(142.1)	(33)%

Rig hours: (15)
U.S. Land Well-servicing	643,813	590,878	1,090,511	52,935	9%	(499,633)	(46)%
Canada Well-servicing	172,589	143,824	248,032	28,765	20%	(104,208)	(42)%

Total rig hours	816,402	734,702	1,338,543	81,700	11%	(603,841)	(45)%

(1)	All information present the operating activities of oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia as discontinued operations.

(2)	These segments include our drilling, workover and well-servicing and pressure pumping operations, on land and offshore.

(3)	Includes operating results of the Superior Merger after September 10, 2010.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $6.9 million, $9.7 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(5)	Represents our oil and gas exploration, development and production operations. Includes our proportionate share of full-cost ceiling test writedowns recorded by our unconsolidated U.S. oil and gas joint venture of $(189.3) million and $(207.3) million for the years ended December 31, 2009 and 2008, respectively.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $18.7 million, $(182.6) million and $(204.1) million for the years ended December 31, 2010, 2009 and 2008, respectively. Additional information is provided in Note 24 — Supplemental Information on Oil and Gas Exploration and Production Activities in Part II, Item 8. — Financial Statements and Supplementary Data.

(7)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(8)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $7.7 million, $17.5 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(9)	Represents the elimination of inter-segment transactions.

(10)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from “Operating revenues” and then adding “Earnings (losses) from unconsolidated affiliates.” These amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures are an accurate reflection of our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(11)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(12)	Represents impairments and other charges recorded during the years ended December 31, 2010, 2009 and 2008, respectively.

(13)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(14)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 2.2 years, 2.5 years and 3.5 years during the years ended December 31, 2010, 2009 and 2008, respectively.

(15)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing and pressure pumping, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages and rig activity)

Operating revenues	$1,294,853	$1,082,531	$1,878,441	$212,322	20%	$(795,910)	(42)%
Adjusted income derived from operating activities	$274,215	$294,679	$628,579	$(20,464)	(7)%	$(333,900)	(53)%
Rig years	174.5	149.4	247.9	25.1	17%	(98.5)	(40)%

Operating revenues increased from 2009 to 2010 primarily due to higher average dayrates and utilization. The increase was partially offset by the decrease in early contract termination revenue. Operating revenues related to early contract termination during 2010 included $23.2 million as compared to $108.5 million in 2009.

Adjusted income derived from operating activities decreased from 2009 to 2010 due to an increase in operating costs associated with the increased drilling activity. Operating results continued to be negatively impacted by higher depreciation expense related to capital expansion projects completed in recent years.

Operating results decreased from 2008 to 2009 primarily due to a decline in drilling activity, driven by lower natural gas prices beginning in the fourth quarter of 2008 and diminished demand as customers released rigs and delayed drilling projects in response to the significant drop in natural gas prices and the tightening of the credit markets.

U.S. Land Well-servicing.  The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages and rig activity)

Operating revenues	$444,665	$412,243	$758,510	$32,422	8%	$(346,267)	(46)%
Adjusted income derived from operating activities	$31,597	$28,950	$148,626	$2,647	9%	$(119,676)	(81)%
Rig hours	643,813	590,878	1,090,511	52,935	9%	(499,633)	(46)%

Operating results increased from 2009 to 2010 primarily due to an increase in rig utilization driven by higher oil prices. The increase in operating results also reflects lower general and administrative costs and depreciation expense.

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

Pressure Pumping.  The results of operations for this reportable segment were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages and rig activity)

Operating revenues	$321,295	$—	$—	$321,295	100%	$—	—
Adjusted income derived from operating activities	$66,651	$—	$—	$66,651	100%	$—	—

Operating results reflecting our acquisition of Superior are presented above for the period September 10, 2010 through December 31, 2010. See Note 7 — Acquisitions and Divestitures in Part II, Item 8. — Financial Statements and Supplementary Data.

U.S. Offshore.  The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages and rig activity)

Operating revenues	$123,761	$157,305	$252,529	$(33,544)	(21)%	$(95,224)	(38)%
Adjusted income derived from operating activities	$9,245	$30,508	$59,179	$(21,263)	(70)%	$(28,671)	(48)%
Rig years	9.4	11.0	17.6	(1.6)	(15)%	(6.6)	(38)%

The decrease in operating results from 2009 to 2010 primarily resulted from receiving standby rates and lower utilization for the MODS® rigs, SuperSundownertm platform rigs and Sundowner® platform rigs. Drilling activities significantly declined as our customers suspended their operations in the Gulf of Mexico, largely as a result of their inability to procure government permits.

The decrease in operating results from 2008 to 2009 primarily resulted from lower average dayrates and utilization for the SuperSundownertm platform rigs, workover jack-up rigs, barge drilling and workover rigs, and Sundowner® platform rigs, partially offset by higher utilization of our MODS® rigs inclusive of a significant term contract for a MODS® rig deployed in January 2009.

Alaska.  The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$179,218	$204,407	$184,243	$(25,189)	(12)%	$20,164	11%
Adjusted income derived from operating activities	$51,896	$62,742	$52,603	$(10,846)	(17)%	$10,139	19%
Rig years	7.4	10.0	10.9	(2.6)	(26)%	(0.9)	(8%)

The decrease in operating results from 2009 to 2010 was primarily due to lower average dayrates and drilling activity. While drilling activity levels decreased significantly during 2010, operating results decreased only slightly due to an acceleration of deferred revenues from a significant terminating contract.

The increase in operating results from 2008 to 2009 was primarily due to increases in average dayrates and drilling activity. Although drilling activity levels decreased slightly during 2009, operating results reflect the higher average margins as a result of the addition of some high specification rig work. The increase during 2009 was partially offset by higher operating costs and increased depreciation expense as well as increased labor and repair and maintenance costs in 2009 as compared to 2008.

Canada.  The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$389,229	$298,653	$502,695	$90,576	30%	$(204,042)	(41)%
Adjusted income (loss) derived from operating activities	$22,970	$(7,019)	$61,040	$29,989	427%	$(68,059)	(111)%
Rig years — Drilling	29.8	19.7	35.5	10.1	51%	(15.8)	(45)%
Rig hours — Well-servicing	172,589	143,824	248,032	28,765	20%	(104,208)	(42%)

Operating results increased from 2009 to 2010 primarily as a result of an overall increase in drilling and well-servicing activity, which offset the decline in average drilling dayrates and well-servicing hourly rates. The increased drilling activity in Western Canada is the result of renewed interest in oil exploration supported by sustained improved oil prices. The well-servicing hourly rate decreased during 2010 as a result of customer discounts to maintain market share. Our operating results were also positively impacted during 2010 by cost reduction efforts, mainly in general and administrative expenses.

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

International.  The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$1,093,608	$1,265,097	$1,372,168	$(171,489)	(14)%	$(107,071)	(8)%
Adjusted income derived from operating activities	$254,744	$365,566	$407,675	$(110,822)	(30)%	$(42,109)	(10)%
Rig years	97.8	100.2	120.5	(2.4)	(2)%	(20.3)	(17)%

The decrease in operating results from 2009 to 2010 resulted primarily from year-over-year decreases in average dayrates and lower utilization of rigs in Saudi Arabia, Mexico, Kazakhstan, and Oman, driven by changes in our customers’ drilling programs and longer lead times for formalization of project requirements in our key markets. Operating results were further negatively impacted by higher depreciation expense related to capital expansion projects completed in recent years.

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

Oil and Gas.  The results of operations for this reportable segment are as follows:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$40,611	$(158,780)	$(118,533)	$199,391	126%	$(40,247)	(34)%
Adjusted income (loss) derived from operating activities	$6,329	$(190,798)	$(159,931)	$197,127	103%	$(30,867)	(19)%

Our operating results increased from 2009 to 2010 primarily because our unconsolidated U.S. oil and gas joint venture recorded a full-cost ceiling test writedown during 2009, of which our proportionate share totaled $189.3 million. Our proportionate share of the full-cost ceiling writedowns recorded by our other unconsolidated oil and gas joint ventures, SMVP and Remora, have been reclassified to discontinued operations. These writedowns resulted from the application of the full-cost method of accounting for costs related to oil and natural gas properties. The full-cost ceiling test limits the carrying value of the capitalized cost of the properties to the present value of future net revenues attributable to proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or market value of unproved properties. The full-cost ceiling test was evaluated using the 12-month average commodity price as required by the revised SEC rules. Operating results for our U.S. oil and gas joint venture, excluding the full-cost ceiling test writedown, improved from 2009 to 2010.

Our operating results decreased from 2008 to 2009 primarily as a result of the full-cost ceiling test writedown recorded during 2009 discussed above. Operating results further decreased from 2008 to 2009 due to declines in natural gas prices and production volumes. Additionally, operating results for 2008 included a $12.3 million gain recorded on the sale of leasehold interests.

Additional information is provided in Notes 21 — Discontinued Operations and 24 — Supplemental Information on Oil and Gas Exploration and Production Activities in Part II, Item 8. — Financial Statements and Supplementary Data.

Other Operating Segments

These operations include our drilling technology and top-drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$456,893	$446,282	$683,186	$10,611	2%	$(236,904)	(35)%
Adjusted income derived from operating activities	$43,179	$34,120	$68,572	$9,059	27%	$(34,452)	(50%)

The increase in operating results from 2009 to 2010 primarily resulted from higher demand in the United States and Canada drilling markets for rig instrumentation and data collection services from oil and gas exploration companies and higher third-party rental and rigwatch units, which generate higher margins, partially offset by a continued decline in customer demand for our construction and logistics services in Alaska.

The decreases in operating results from 2008 to 2009 primarily resulted from (i) lower demand in the U.S. and Canada drilling markets for rig instrumentation and data collection services from oil and gas exploration companies, (ii) decreases in customer demand for our construction and logistics services in Alaska and (iii) decreased capital equipment unit volumes and lower service and rental activity as a result of the slowdown in the oil and gas industry.

Discontinued Operations

During 2010, we began actively marketing our oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia. These assets also include our 49.7% and 50.0% ownership interests in our investments of Remora and SMVP, respectively, which we account for using the equity method of accounting. All of these assets are included in our oil and gas operating segment. We determined that the plan of sale criteria in the ASC Topic relating to the Presentation of Financial Statements for Assets Sold or Held for Sale had been met during the third quarter of 2010. Accordingly, we reclassified these wholly owned oil and gas assets from our property, plant and equipment, net, as well as our investment balances for Remora and SMVP from investments in unconsolidated affiliates to assets held for sale in our consolidated balance sheet at September 30, 2010.

The operating results from these assets for all periods presented are retroactively presented and accounted for as discontinued operations in the accompanying audited consolidated statements of income (loss). Our condensed statements of income (loss) from discontinued operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages)

Revenues	$37,840	$8,937	$4,354	$28,903	323%	$4,583	105%
Earnings (losses) from unconsolidated affiliates(1)	$(10,628)	$(59,248)	$(37,286)	$48,620	82%	$(21,962)	(59)%
Income (loss) from discontinued operations, net of tax
Income (loss) from discontinued operations, net of tax	$(11,330)	$(57,620)	$(41,930)	$46,290	80%	$(15,690)	(37)%

(1)	Includes our proportionate share of full-cost ceiling test writedowns of $47.8 million and $21.0 million, for the years ended December 31, 2009 and 2008, respectively.

OTHER FINANCIAL INFORMATION

General and administrative expenses

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages)

General and administrative expenses	$346,661	$428,161	$479,194	$(81,500)	(19)%	$(51,033)	(11)%
General and administrative expenses as a percentage of operating revenues	8.3%	11.6%	8.7%	(3.3)%	(28)%	2.9%	33%

General and administrative expenses decreased from 2009 to 2010 and from 2008 to 2009 primarily as a result of significant decreases in wage-related expenses and other cost-reduction efforts across all business units. The decrease during 2009 was partially offset by share-based compensation expense, which included $72.1 million of compensation expense related to previously granted restricted stock and option awards held by Messrs. Isenberg and Petrello that was unrecognized as of April 1, 2009. The recognition of this expense resulted from provisions of their respective new employment agreements that effectively eliminated the risk of forfeiture of such awards. There is no remaining unrecognized expense related to their outstanding restricted stock and option awards. Excluding the share-based compensation expense related to the previous awards held by Messrs. Isenberg and Petrello, general and administrative expenses for 2009 and 2010 are substantially below 2008 levels, indicating that the cost-reduction efforts and actions across all business units beginning in late 2008 have had a favorable impact on our operating results.

Depreciation and amortization, and depletion expense

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages)

Depreciation and amortization expense	$764,253	$667,100	$614,367	$97,153	15%	$52,733	9%
Depletion expense	$17,943	$9,417	$22,308	$8,526	91%	$(12,891)	(58)%

Depreciation and amortization expense.  Depreciation and amortization expense increased from 2009 to 2010 and from 2008 to 2009 primarily as a result of projects completed in recent years under our expanded capital expenditure program that commenced in early 2005.

Depletion expense.  Depletion expense increased from 2009 to 2010 as a result of increased units-of-production depletion. Depletion expense decreased from 2008 to 2009 primarily as a result of decreased natural gas production volumes during each year.

Interest expense

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages)

Interest expense	$273,044	$266,039	$196,718	$7,005	3%	$69,321	(35%)

Interest expense increased from 2009 to 2010 as a result of the interest expense related to our September 2010 issuance of 5.0% senior notes due September 2020. The increase was partially offset by a reduction to interest expense resulting from our repurchases of approximately $1.2 billion par value of 0.94% senior exchangeable notes during 2009 and 2010.

Interest expense increased from 2008 to 2009 as a result of the interest expense related to our January 2009 issuance of 9.25% senior notes due January 2019. The increase was partially offset by a reduction to interest expense due to our repurchases of approximately $1.1 billion par value of 0.94% senior exchangeable notes during 2008 and 2009.

Investment income (loss)

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages)

Investment income (loss)	$7,648	$25,599	$21,412	$(17,951)	(70)%	$4,187	20%

Investment income during 2010 was $7.6 million compared to $25.6 million during the prior year. Investment income in 2010 included interest and dividend income of $7.2 million from our cash, other short-term and long-term investments and $4.9 million from gains on sales of short-term and long-term investments, partially offset by net unrealized losses of $4.4 million from our trading securities.

Investment income during 2009 was $25.6 million compared to $21.4 million during 2008. Investment income in 2009 included net unrealized gains of $9.8 million from our trading securities and interest and dividend income of $15.9 million from our cash, other short-term and long-term investments.

Investment income during 2008 was $21.4 million and included net unrealized gains of $8.5 million from our trading securities and interest and dividend income of $40.5 million from our short-term and long-term investments, partially offset by losses of $27.4 million from our actively managed funds classified as long-term investments.

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages)

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$(47,060)	$(12,559)	$(15,829)	$(34,501)	(275)%	$3,270	21%

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for 2010 represents a net loss of $47.1 million and includes: (i) foreign currency exchange losses of approximately $17.9 million, (ii) litigation expenses of $6.4 million, (iii) net losses on sales and retirements of long-lived assets of approximately $6.6 million, (iv) acquisition-related costs of $7.0 million and (v) losses of $7.0 million recognized on purchases of our 0.94% senior exchangeable notes due 2011.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for 2009 represents a net loss of $12.6 million and includes: (i) foreign currency exchange losses of approximately $8.4 million, (ii) litigation expenses of $11.5 million and (iii) net losses on sales and retirements of long-lived assets of approximately $5.9 million. These losses were partially offset by pre-tax gains of $11.5 million recognized on purchases of $964.8 million par value of our 0.94% senior exchangeable notes due 2011.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for 2008 represents a net loss of $15.8 million and includes: (i) losses on derivative instruments of approximately $14.6 million, including a $9.9 million loss on a three-month written put option and a $4.7 million loss on the fair value of our range-cap-and-floor derivative, (ii) losses on retirements on long-lived assets of approximately $13.2 million, inclusive of involuntary conversion losses on long-lived assets of approximately $12.0 million, net of insurance recoveries, related to damage sustained from Hurricanes Gustav and Ike during 2008 and (iii) litigation expenses of $3.5 million. These losses were partially offset by a $12.2 million pre-tax gain recognized on our purchase of $100 million par value of 0.94% senior exchangeable notes due 2011.

Impairments and Other Charges

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(In thousands, except percentages)

Impairment of oil and gas- related assets	$192,179	$197,744	$21,537	$(5,565)	(3)%	$176,207	818%
Impairment of long-lived assets	58,045	64,229	—	(6,184)	(10)%	64,229	100%
Goodwill impairments	10,707	14,689	150,008	(3,982)	(27)%	(135,319)	(90)%
Impairment of other intangible assets	—	—	4,578	—	—	(4,578)	(100)%
Other-than-temporary impairment on securities	—	54,314	—	(54,314)	(100)%	54,314	100%

Total	$260,931	$330,976	$176,123	$(70,045)	(21)%	$154,853	88%

Impairments of Oil and Gas Assets

In 2010, we recognized impairments of $192.2 million related to our oil and gas assets. Of this total, $137.8 million represents writedowns to the carrying value of some acreage in the United States, which we do not have future plans to develop due to the sustained low natural gas prices, and certain exploratory wells in Colombia, which we have determined will be uneconomical to develop in the foreseeable future.

The remaining $54.3 million relates to an impairment of a financing receivable as a result of the continued commodity price deterioration in the Barnett Shale area of north central Texas. We determined that this impairment was necessary using estimates and assumptions based on estimated cash flows for proved and probable reserves and current natural gas prices. We believe the estimates used provide a reasonable estimate of current fair value. We determined that this represented a Level 3 fair value measurement. As of December 31, 2010, the carrying value of this oil and gas financing receivable, which is included in long-term investments, has been reduced to $20.1 million. A further protraction or continued period of lower commodity prices could result in recognition of future impairment charges.

In 2009, we recorded impairments totaling $197.7 million to some of our wholly owned oil and gas assets. We recognized an impairment of $149.1 million to a financing receivable as a result of commodity price deterioration and the lower price environment last longer than expected. The prolonged period of lower prices significantly reduced demand for future gas production and development in the Barnett Shale area of north central Texas and influenced our decision not to expend capital to develop on some of the undeveloped acreage. The impairment, which represented a Level 3 fair value measurement, was determined using discounted cash flow models involving assumptions based on estimated cash flows for proved and probable reserves, undeveloped acreage value, and current and expected natural gas prices. Additionally, our annual impairment tests on our U.S. wholly owned oil and gas properties resulted in impairment charges of $48.6 million to writedown the carrying value of some acreage that we do not have future plans to develop.

In 2008, our annual impairment tests on our U.S. wholly owned oil and gas properties resulted in impairment charges of $21.5 million primarily due to the significant decline in oil and natural gas prices at the end of 2008. Additional discussion of our policy pertaining to the calculation of our annual impairment tests is set forth below in “Oil and Gas Properties” and in Note 2 — Summary of Significant Accounting Policies in Part II, Item 8. — Financial Statements and Supplementary Data.

Impairments of Long-Lived Assets

In 2010, we recognized impairments of $58.0 million in multiple operating segments. These impairments included $23.2 million related to the retirement of certain rig components, comprised of engines, top-drive units, building modules and other equipment that has become obsolete or inoperable in each of these operating segments in our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing and U.S. Offshore Contract Drilling segment. The impairment charges were determined to be necessary as a result of the continued lower commodity price environment and its related impact on drilling and well-servicing activity and our dayrates. A prolonged period of legislative uncertainty in our U.S. Offshore operations, or continued period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

The remaining $34.8 million in impairment charges recorded during 2010 include $27.3 million related to the impairment of some jack-up rigs in our U.S. Offshore operating segment and $7.5 million to our aircraft and some drilling equipment in Nabors Blue Sky Ltd. These impairment charges stemmed from our annual impairment tests on long-lived assets, which determined that the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets. The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues as well as direct costs, capital expenditures and working capital requirements. The impairment charge relating to our U.S. Offshore segment was deemed necessary due to the economic conditions for drilling in the Gulf of Mexico, as discussed below. The impairment charge relating to Nabors Blue Sky Ltd. was deemed necessary due to the continued duration of the downturn in the oil and gas industry in Canada, which has resulted in diminished demand for the remote access services provided by this subsidiary’s aircraft fleet.

In 2009, we recognized impairments of $64.2 million related to retirements of certain assets in our U.S. Offshore, Alaska, Canada and International Contract Drilling segments, which reduced their aggregate carrying value to their estimated aggregate salvage value. The retirements included inactive workover jack-up rigs in our U.S. Offshore and International operations, the structural frames of some incomplete coiled tubing rigs in our Canada operations and miscellaneous rig components in our Alaska operations. The impairment charges resulted from the continued deterioration and longer-than-expected downturn in the demand for oil and gas drilling activities.

Goodwill Impairments

In 2010, we recognized an impairment of approximately $10.7 million relating to our goodwill balance of our U.S. Offshore operating segment. The impairment charge stemmed from our annual impairment test on goodwill, which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of our U.S. Offshore segment was determined using discounted cash flow models involving assumptions based on our utilization of rigs and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. The impairment charge was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. Many of our customers have suspended drilling operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. Although the U.S. deepwater drilling moratorium has been lifted, it is uncertain whether our customers’ ability to obtain government permits will improve in the near term. A significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results. See Critical Accounting Policies below and Note 2 — Summary of Significant Accounting Policies (included under the caption “Goodwill”) in Part II, Item 8. — Financial Statements and Supplementary Data.

In 2009, we impaired the remaining goodwill balance of $14.7 million of Nabors Blue Sky Ltd., one of our Canadian subsidiaries who provides access to remote drilling sites by helicopters and fixed-wing aircraft. The impairment charges resulted from our annual impairment tests on goodwill which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of these business units was determined using discounted cash flow models involving assumptions based on our utilization of rigs or aircraft, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. The impairment charges were deemed necessary due to the continued downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations. This downturn led to reduced capital spending by some of our customers and diminished demand for our drilling services and for immediate access to remote drilling sites.

In 2008, we impaired the entire goodwill balance of $145.4 million of our Canada Well-servicing and Drilling operating segment and recorded an impairment of $4.6 million to Nabors Blue Sky Ltd. This impairment was also deemed necessary due to the continued downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations. This downturn led to reduced capital spending by some of our customers and diminished demand for our drilling services and for immediate access to remote drilling sites.

Other than Temporary Impairments on Debt and Equity Securities

In 2009, we recorded other-than-temporary impairments to our available-for-sale securities totaling $54.3 million. Of this, $35.6 million was related to an investment in a corporate bond that was downgraded to non-investment grade level by Standard and Poor’s and Moody’s Investors Service during the year. Our determination that the impairment was other-than-temporary was based on a variety of factors, including the length of time and extent to which the market value had been less than cost, the financial condition of the issuer of the security, and the credit ratings and recent reorganization of the issuer.

The remaining $18.7 million related to an equity security of a public company whose operations are driven in large measure by the price of oil and in which we invested approximately $46 million during the second and third quarters of 2008. During late 2008, demand for oil and gas began to diminish significantly as part of the general deterioration of the global economic environment, causing a broad decline in value of nearly all oil and gas-related equity securities. Because the trading price per share of this security remained below our cost basis for an extended period of time, we determined the investment was other than temporarily impaired and it was appropriate to write down its carrying value to its estimated fair value.

Income tax rate

				Increase/(Decrease)
	Year Ended December 31,			2010 to		2009 to
	2010	2009	2008	2009		2008

Effective income tax rate from continuing operations	(30)%	83%	29%	(113)%	(136)%	54%	186%

Our effective income tax rate for 2010 and 2009 reflects the disparity between losses in our U.S. operations (attributable primarily to impairments) and income in our other operations primarily in lower tax jurisdictions. Because the U.S. income tax rate is higher than that of other jurisdictions, the tax benefit from our U.S. losses was not proportionately reduced by the tax expense from our other operations. During 2010 and 2009, the result was a net tax benefit. In 2009, that benefit represented a significant percentage of our consolidated loss from continuing operations before income taxes. Because of the manner in which that number was derived, we do not believe it presents a meaningful basis for comparing our 2009 effective income tax rate to either the 2010 or 2008 effective income tax rate.

We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. One of the most volatile factors in this determination is the relative proportion of our income or loss being recognized in high- versus low-tax jurisdictions. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different than what is reflected in our income tax provisions and accruals. The results of an audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the years ended December 31, 2010 and 2009.

Operating Activities.  Net cash provided by operating activities totaled $1.1 billion during 2010 compared to net cash provided by operating activities of $1.6 billion during 2009. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $1.3 billion and $1.1 billion for the years ended December 31, 2010 and 2009, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. Changes in working capital items used $202.4 million in cash flows for the year ended December 31, 2010 and provided $471.9 million in cash flows for the year ended December 31, 2009.

Investing Activities.  Net cash used for investing activities totaled $1.7 billion during 2010 compared to net cash used for investing activities of $1.2 billion during 2009. During 2010, we used cash of $680.2 million and $53.4 million, respectively, to acquire Superior (net of the cash acquired) and the assets of Energy Contractors. During 2010 and 2009, we used cash primarily for capital expenditures totaling $930.3 million and $1.1 billion, respectively, and investments in unconsolidated affiliates totaling $40.9 million and $125.1 million, respectively. During 2009, we derived cash from sales of investments, net of purchases, totaling $24.4 million.

Financing Activities.  Net cash provided by financing activities totaled $280.3 million during 2010 compared to net cash used for financing activities of $19.4 million during 2009. During 2010, cash was provided from the receipt of $682.3 million in proceeds, net of debt issuance costs, from the September 2010 issuance of 5.0% senior notes due 2020. During 2010, we used cash to purchase $273.9 million of our 0.94% senior exchangeable notes due 2011 and to repay $124.0 million of Superior’s revolving credit facility and second lien notes.

During 2009, cash was derived from the receipt of $1.1 billion in proceeds, net of debt issuance costs, from the January 2009 issuance of 9.25% senior notes due 2019, and cash totaling $862.6 million was used to purchase $964.8 million par value of 0.94% senior exchangeable notes due 2011 and $225.2 million was used to redeem the 4.875% senior notes. During 2010 and 2009, cash was provided by our receipt of proceeds totaling $8.2 million and $11.2 million, respectively, from the exercise by our employees of options to acquire our common shares.

Future Cash Requirements

As of December 31, 2010, we had long-term debt, including current maturities, of $4.4 billion and cash and investments of $841.5 million, including $40.3 million of long-term investments and other receivables. Long-term investments and other receivables include $32.9 million in oil and gas financing receivables.

As of December 31, 2010, the current portion of our long-term debt included $1.4 billion par value of Nabors Delaware’s 0.94% senior exchangeable notes that mature in May 2011. We continue to assess our ability to meet this obligation, along with our other operating and capital requirements and other potential opportunities. We expect to do so through a combination of cash on hand, future operating cash flows, possible dispositions of non-core assets, availability under our unsecured revolving credit facility and our ability to access the capital markets, if required. At December 31, 2010, we had $700 million available under a senior unsecured revolving credit facility; in January 2011, we added another lender to the facility raising the amount available to $750 million. On February 11, 2011, one of our subsidiaries established a credit facility, which we unconditionally guarantee, for approximately US$50 million. There are a number of factors that could negatively impact our plans, including our ability to access the financial markets at competitive rates if the financial markets are limited or restricted, a decline in oil and natural gas prices, a decline in demand for our services or market perceptions of us and our industry.

The senior exchangeable notes would require us upon exchange to pay note holders cash up to the principal amount of the notes and our common shares for any amount by which the exchange value of the notes exceeds their principal amount. The notes can only be exchanged:

(i) if our share price exceeds $59.57 (approximately) for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter; or

(ii) during the five business days immediately following any ten consecutive trading day period in which the per note trading price for each day of that period is less than 95% of the product of (a) the sale price of our common shares and (b) the then applicable exchange rate for the notes; or

(iii) upon the occurrence of specified corporate transactions.

On February 24, 2011, the closing market price for our common stock was $27.65 per share. If any of the foregoing conditions were met and the notes were exchanged at a price equal to 100% of their principal amount before maturity, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. However, management believes that if the price of our shares exceeded $59.57 for the required period of time, note holders would be unlikely to exchange them as it would be more beneficial to sell the notes to other investors on the open market. Nevertheless, there can be no assurance that the holders would not exchange the notes.

We expect capital expenditures over the next 12 months to approximate $1.3-1.7 billion. We had outstanding purchase commitments of approximately $754.6 million at December 31, 2010, primarily for rig-related enhancements, construction and sustaining capital expenditures and other operating expenses. We can reduce the planned expenditures if necessary, or increase them if market conditions and new business opportunities warrant it.

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

The following table summarizes our contractual cash obligations as of December 31, 2010:

	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)

Contractual cash obligations:
Long-term debt:(1)
Principal	$4,478,455	$1,403,455(2)	$275,000(3)	$—	$2,800,000(4)
Interest	1,720,577	220,434	412,942	398,076	689,125
Operating leases(5)	74,128	25,749	32,774	14,673	932
Capital leases	4,297	2,201	1,811	285
Purchase commitments(6)	754,605	603,960	77,145	73,500	—
Employment contracts(5)	28,319	11,965	16,035	319	—
Pension funding obligations	1,315	1,315	—	—	—
Transportation and Processing Contracts(7)	400,037	29,564	120,344	128,252	121,877

Total contractual cash obligations	$7,461,733	$2,298,643	$936,051	$615,105	$3,611,934

The table above excludes liabilities for unrecognized tax benefits totaling $124.1 million as of December 31, 2010 because we are unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the unrecognized tax benefits can be found in Note 12 — Income Taxes in Part II, Item 8. — Financial Statements and Supplementary Data.

(1) See Note 11 — Debt in Part II, Item 8. — Financial Statements and Supplementary Data.

(2)	Includes the remaining portion of Nabors Delaware’s 0.94% senior exchangeable notes due May 2011.

(3) Includes Nabors Delaware’s 5.375% senior notes due August 2012.

(4)	Represents Nabors Delaware’s aggregate 6.15% senior notes due February 2018, 9.25% senior notes due January 2019 and 5.0% senior notes due September 2020.

(5)	See Note 17 — Commitments and Contingencies in Part II, Item 8. — Financial Statements and Supplementary Data.

(6)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

(7)	We have contracts with a pipeline company to pay specified fees based on committed volumes for gas transport and processing, as calculated on a monthly basis. Due to low natural gas prices and our decision to delay drilling, our current available production flowing to pipelines and processing plants does not meet the daily committed volumes required under the contracts. The amounts set forth in the table above reflect the aggregate fees payable under these contracts.

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

In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through December 31, 2010, $464.5 million of our common shares had been repurchased under this program. As of December 31, 2010, we had the capacity to repurchase up to an additional $35.5 million of our common shares under the July 2006 share repurchase program.

See Note 17 — Commitments and Contingencies in Part II, Item 8. — Financial Statements and Supplementary Data for discussion of commitments and contingencies relating to (i) new employment agreements, effective April 1, 2009, that could result in significant cash payments of $100 million and $50 million to Messrs. Isenberg and Petrello, respectively, by the Company if their employment is terminated in the event of death or disability or cash payments of $100 million to Mr. Isenberg and a cash payment of approximately $34 million to Mr. Petrello, respectively, by the Company if their employment is terminated without cause or in the event of a change in control and (ii) off-balance sheet arrangements (including guarantees).

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments and cash generated from operations. As of December 31, 2010, we had cash and investments of $841.5 million (including $40.3 million of long-term investments and other receivables, inclusive of $32.9 million in oil and gas financing receivables) and working capital of $458.6 million. Oil and gas financing receivables are classified as long-term investments. These receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. This compares to cash and investments of $1.2 billion (including $100.9 million of long-term investments and other receivables, inclusive of $92.5 million in oil and gas financing receivables) and working capital of $1.6 billion as of December 31, 2009.

Our gross funded debt to capital ratio was 0.42:1 as of December 31, 2010 and 0.41:1 as of December 31, 2009. Our net funded debt to capital ratio was 0.37:1 as of December 31, 2010 and 0.33:1 as of December 31, 2009.

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

Our interest coverage ratio was 7.0:1 as of December 31, 2010 and 6.3:1 as of December 31, 2009. The interest coverage ratio is a trailing 12-month quotient of the sum of income (loss) from continuing operations, net of tax, net income (loss) attributable to noncontrolling interest, interest expense, subsidiary preferred stock dividends, depreciation and amortization, depletion expense, impairments and other charges, income tax expense (benefit) and our proportionate share of writedowns from our unconsolidated oil and gas joint ventures less investment income (loss) divided by cash interest expense plus subsidiary preferred stock dividends. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

During the third quarter of 2010, we and Nabors Delaware entered into a credit agreement under which the lenders committed to provide up to $700 million under an unsecured revolving credit facility (the “Revolving Credit Facility”) or the (“Facility”). The Facility also provides Nabors Delaware the option to add other lenders and increase the aggregate principal amount of commitments to $850 million by adding new lenders to the Facility or by asking existing lenders under the Facility to increase their commitments (in each case with the consent of the new lenders or the increasing lenders). In January 2011, Nabors Delaware added a new lender to the Facility and increased the total commitments under the Facility to $750 million. We fully and unconditionally guarantee the obligations under the Revolving Credit Facility, which matures in four years.

Borrowings under the Revolving Credit Facility bear interest, at Nabors Delaware’s option, at either (x) the “Base Rate” (as defined below) plus the applicable interest margin, calculated on the basis of the actual number of days elapsed in a year of 365 days and payable quarterly in arrears or (y) interest periods of one, two, three or six months at an annual rate equal to the LIBOR for the corresponding deposits of U.S. dollars, plus the applicable interest margin, payable on the last days of the relevant interest periods (but in any event at least every three months). The “Base Rate” is defined, for any day, as a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of UBS AG, as established from time to time at its Stamford Branch and (iii) LIBOR for an interest period of one month beginning on such day plus 1%.

On September 10, 2010, we completed the Superior Merger, pursuant to which we acquired all of the issued and outstanding shares of Superior’s common stock, at a price per share equal to $22.12 for a cash purchase price of approximately $681.3 million. We paid this amount using cash on hand and proceeds from the Revolving Credit Facility. Nabors Delaware repaid the borrowing under the Revolving Credit Facility using cash on hand and proceeds from the senior notes issued on September 14, 2010, as discussed below.

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

On January 20, 2011, in accordance with the registration rights agreement entered into in connection with the issuance of the 5.0% senior notes, Nabors Delaware commenced an exchange offer for the notes pursuant to a registration statement on Form S-4, which was declared effective by the SEC on January 19, 2011. The exchange offer expired on February 23, 2011 and closed on February 28, 2011.

On December 31, 2010, we purchased the business of Energy Contractors for a total cash purchase price of $53.4 million. We paid this amount using cash on hand.

We had five letter-of-credit facilities with various banks as of December 31, 2010. Availability under our letter-of-credit facilities as of December 31, 2010 was as follows:

(In thousands)

Credit available	$270,263
Letters of credit outstanding, inclusive of financial and performance guarantees	(70,605)

Remaining availability	$199,658

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Fitch Ratings, Moody’s Investors Service and Standard & Poor’s and our historical ability to access those markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon exchange or purchase of our notes and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. A credit downgrade may impact our ability to access credit markets.

Our current cash and investments, projected cash flows from operations, possible dispositions of non-core assets and our Facility are expected to adequately finance our purchase commitments, our scheduled debt service requirements, and all other expected cash requirements for the next twelve months.

See our discussion of the impact of changes in market conditions on our derivative financial instruments under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2011	2012	2013	Thereafter	Total
	(In thousands)

Financial standby letters of credit and other financial surety instruments	$83,010	$525	$12,158	$—	$95,693

Other Matters

Risk Management

In February 2010, our Board of Directors established a Risk Oversight Committee, which is responsible for

•	monitoring management’s identification and evaluation of major strategic, operational, regulatory, information and external risks inherent in our business,

•	reviewing the integrity of our systems of operational controls regarding legal and regulatory compliance, and

•	reviewing our processes for managing and mitigating operational risk.

As discussed in Item 1A. Risk Factors, hazards inhere in the drilling, well-servicing and workover industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations, including capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. Our operations are also subject to risks arising out of war, civil disturbances or other political events. We seek to mitigate these risks by (i) avoiding them to the degree possible through sound operational and safety practices, (ii) contractual risk allocation and (iii) insurance.

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

Drilling contracts typically apportion the risks of loss between a drilling contractor and the operator, and we seek to obtain indemnification from our customers by contract for some of these risks. Under the standard industry drilling contract, each party bears responsibility for its own people and property, and other commonly accepted significant risks are allocated as follows:

•	risk of damage to the underground reservoir is allocated to the operator;

•	loss of or damage to the hole is allocated to the operator, although the contractor may take responsibility for redrilling the hole at some negotiated discount if the loss is due to the contractor’s negligence or willful misconduct;

•	pollution is allocated to the contractor if it is above the surface of the ground or water and emanates from the contractor’s equipment, with the risk of all other pollution allocated to the operator;

•	the costs associated with bringing a wild well under control are allocated to the operator; and

•	where deemed necessary, some measure of political risk is allocated to the operator.

Although we strive to achieve this risk structure in our customer contracts, the actual risk structure may vary considerably from contract to contract, and there can be no assurance that we will be able to assign our risk for catastrophic or other events. Many operators seek to reduce their exposure for major risks in a number of ways, usually by shifting the risk to the contractor when its willful misconduct, gross negligence or even ordinary negligence leads to the damage at issue. We resist the imposition of such liabilities and attempt to negotiate monetary caps when we are unable to assign these risks altogether. Nevertheless, we sometimes accept liability for major risks when we determine from an overall risk-reward analysis, considering both risk inherent in the particular work and available insurance coverage, that such risks are within our risk tolerance.

Finally, to the extent that we are unable to transfer risks to our customers through contractual indemnities or our customers fail to honor their contractual responsibilities, we seek to limit our exposure through insurance. We maintain coverage for personal injury and property damage, business interruption, political and war risk, contractual liabilities, sudden and accidental pollution, well-control costs and other potential liabilities. We believe that we carry sufficient insurance coverage and limits to protect us against our exposure to major risks. However, there is no assurance that such insurance will adequately protect us against liability from all of the consequences of the hazards described above. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention.

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

In March 2010, the EPA announced that it would study the potential adverse impact that hydraulic fracturing may have on water quality and public health. On September 14, 2010, the EPA sent letters to nine companies that perform fracturing services in the United States, including Superior. The letter requests information regarding the chemical composition of fluids used, information about the impacts of the chemicals on human health and the environment, standard operating procedures at fracturing sites and a list of sites where the companies have carried out the process. The EPA has indicated that it plans to perform more detailed analyses based on the information received and would seek to compel submission of the information if necessary. Nabors is and intends to continue providing requested information and cooperating with the EPA’s investigation. Legislation has also been introduced in the U.S. Congress and some states that would require the disclosure of chemicals used in the fracturing process. If enacted, the legislation could require fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping requirements and meet plugging and abandonment requirements. Any new laws regulating fracturing activities could cause operational delays or increased costs in exploration and production, which could adversely affect the demand for fracturing services. We cannot currently predict what the findings of the investigation will be, what regulatory changes might be implemented, or what the ultimate impact may be on the results of our Pressure Pumping operating segment.

Recent Accounting Pronouncements

In December 2008, the SEC issued a Final Rule, “Modernization of Oil and Gas Reporting.” This rule revises some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Exchange Act, as well as Industry Guide 2. Effective December 31, 2009, the FASB issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s Final Rule. The amendments are designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation. The new standard also clarified that an entity’s equity-method investments must be considered in determining whether it has significant oil and gas activities. The disclosure requirements are effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after January 1, 2010. The FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities. When operating results from our wholly owned oil and gas activities are considered with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, we have significant oil and gas activities under the new definition. Our oil and gas disclosures are provided in Note 24 — Supplemental Information on Oil and Gas Exploration and Production Activities in Part II Item 8. — Financial Statements and Supplementary Data.

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

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, will apply to us for contracts entered into after June 15, 2010. We are evaluating the impact this guidance may have on future contracts. Historically, we have not entered into contractual agreements with multiple revenue-generating activities.

Related-Party Transactions

Nabors and its Chairman and Chief Executive Officer, its Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements, pursuant to which we paid a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $11.7 million related to these policies. The cash surrender value of these policies of approximately $9.5 million and $9.3 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2010 and 2009, respectively.

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

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $271.6 million, $327.3 million and $285.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expenses from business transactions with these affiliated entities totaled $3.4 million, $9.8 million and $9.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, we had accounts receivable from these affiliated entities of $97.8 million and $104.2 million as of December 31, 2010 and 2009, respectively. We had accounts payable to these affiliated entities of $12.7 million and $14.8 million as of December 31, 2010 and 2009, respectively, and long-term payables with these affiliated entities of $.8 million as of each of December 31, 2010 and 2009, respectively, which is included in other long-term liabilities.

In addition to the equity investment in our unconsolidated U.S. oil and gas joint venture, in April 2010 we purchased $20.0 million face value of NFR Energy LLC’s 9.75% senior notes. These notes mature in 2017 with interest payable semi-annually on February 15 and August 15. During 2010, we recognized $1.4 million in interest income from these notes.

We own an interest in Shona Energy Company, LLC (“Shona”), a company of which Mr. Payne, an independent member of our Board of Directors, is the Chairman and Chief Executive Officer. During the fourth quarter of 2008, we purchased 1.8 million common shares of Shona for $.9 million. During the first quarter of 2010, we purchased shares of Shona’s preferred stock and warrants to purchase additional common shares for $.9 million. We currently hold a minority interest of approximately 10% of the issued and outstanding shares of Shona.

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

Depreciation of Property, Plant and Equipment.  The drilling, workover and well-servicing and pressure pumping industries are very capital intensive. Property, plant and equipment represented 67% of our total assets as of December 31, 2010, and depreciation constituted 19% of our total costs and other deductions for the year ended December 31, 2010.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors that indicate that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2010, 2009 and 2008, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

Impairment of Long-Lived Assets.  As discussed above, the drilling, workover and well-servicing and pressure pumping industry is very capital intensive. We review our assets for impairment when events or changes in circumstances indicate that the carrying amounts of property, plant and equipment may not be recoverable. An impairment loss is recorded in the period in which it is determined that the sum of estimated future cash flows, on an undiscounted basis, is less than the carrying amount of the long-lived asset. Such determination requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review in order to determine the future cash flows associated with the assets. These long-term forecasts are uncertain because they require assumptions about demand for our products and services, future market conditions, technological advances in the industry and changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could result in future impairments. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For the years ended December 31, 2010, 2009 and 2008, no significant changes have been made to the methodology utilized to determine future cash flows.

Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges.

Impairment of Goodwill and Intangible Assets.  Goodwill represented 4.2% of our total assets as of December 31, 2010. We review goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets exceed their fair value. During the second quarter of 2010, we performed our impairment tests of goodwill and intangible assets for all of our reporting units within our operating segments. These reporting units consist of our contract drilling segments: U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, U.S. Offshore, Alaska, Canada and International; our oil and gas segment; and our other operating segments: Canrig Drilling Technology Ltd., Ryan Energy Technologies and Nabors Blue Sky Ltd. The impairment test involves comparing the estimated fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Our impairment test results required the second step measurement for one reporting unit during each of 2010 and 2009.

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

During 2010, 2009 and 2008, we recognized goodwill impairments of approximately $10.7 million, $14.7 million and $150.0 million, respectively. During 2008, we impaired the entire goodwill balance of $145.4 million of our Canada Well-servicing and Drilling operating segment and recorded an impairment of $4.6 million to Nabors Blue Sky Ltd., one of our Canadian subsidiaries reported in our Other Operating segments. During 2009, we impaired the remaining goodwill balance of $14.7 million of Nabors Blue Sky Ltd. The impairment charges were deemed necessary due to the continued downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations. This downturn has led to reduced capital spending by our customers and diminished demand for our drilling services and for immediate access to remote drilling sites. The impairment charge during 2010 was recorded in our U.S. Offshore operating segment and was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. Many of our customers have suspended drilling operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. A significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

Oil and Gas Properties.  We follow the successful-efforts method of accounting for our consolidated subsidiaries’ oil and gas activities. Under the successful-efforts method, lease acquisition costs and all development costs are capitalized. Our provision for depletion is based on these capitalized costs and is determined on a property-by-property basis using the units-of-production method. Proved property acquisition costs are amortized over total proved reserves. Costs of wells and related equipment and facilities are amortized over the life of proved developed reserves. Estimated fair value of proved and unproved properties includes the estimated present value of all reasonably expected future production, prices and costs. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, are written down to their estimated fair value, if required. Unproved properties are reviewed to determine if there has been impairment of the carrying value and when circumstances suggest an impairment has occurred, are written down to their estimated fair value in that period. The estimated fair value of our proved reserves generally declines when there is a significant and sustained decline in oil and natural gas prices. During 2010, 2009 and 2008, our impairment tests on our wholly owned oil and gas assets of our Oil and Gas operating segment resulted in impairment charges of $137.8 million, $48.6 million and $21.5 million, respectively. As discussed above in Recent Accounting Pronouncements, we adopted new guidance relating to the manner in which our oil and gas reserves are estimated as of December 31, 2009.

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

Our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, utilize the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or market value of unproved properties. As discussed above in Recent Accounting Pronouncements and in relation to the full-cost ceiling test, our unconsolidated oil and gas joint ventures changed the manner in which their oil and gas reserves are estimated and the manner in which they calculate the ceiling limit on capitalized oil and gas costs as of December 31, 2009. Under the new guidance, future revenues for purposes of the ceiling test are valued using a 12-month average price, adjusted for the impact of derivatives accounted for as cash flow hedges as prescribed by the SEC rules. No full-cost ceiling test writedowns were recorded by our unconsolidated oil and gas joint ventures during 2010. During 2009, our proportionate share of those ventures’ full-cost ceiling test writedowns was $237.1 million.

During 2008, our unconsolidated oil and gas joint ventures evaluated the full-cost ceiling using then-current prices for oil and natural gas, adjusted for the impact of derivatives accounted for as cash flow hedges. As a result, our proportionate share of those ventures’ full-cost ceiling test writedowns was $228.3 million.

A significantly prolonged period of lower oil and natural gas prices or reserve quantities could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges due to the potential impact on our estimate of our future operating results.

Oil and Gas Reserves.  Evaluations of oil and gas reserves are integral to making investment decisions about oil and gas properties such as whether development should proceed. Oil and gas reserve quantities are also used as the basis for calculating unit-of-production depreciation rates and for evaluating impairment. Oil and gas reserves include both proved and unproved reserves. Consistent with the definitions provided by the SEC, proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, known reservoirs, and under existing economic conditions. Unproved reserves are those with less than reasonable certainty of recoverability and include probable reserves. Probable reserves are reserves that are more likely to be recovered than not.

Estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process involving rigorous technical evaluations, commercial and market assessment, and detailed analysis of well information such as flow rates and reservoir pressure declines. Although we are reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and significant changes in long-term oil and gas price levels.

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

We are subject to income taxes in both the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that reflected in historical income tax provisions and accruals. An audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows in the period or periods challenged. However, certain events could occur that would materially affect management’s estimates and assumptions regarding the deferred portion of our income tax provision, including estimates of future tax rates applicable to the reversal of tax differences, the classification of timing differences as temporary or permanent, reserves recorded for uncertain tax positions and any valuation allowance recorded as a reduction to our deferred tax assets. Management’s assumptions related to the preparation of our income tax provision have historically proved to be reasonable in light of the ultimate amount of tax liability due in all taxing jurisdictions.

For the year ended December 31, 2010, our provision for income taxes from continuing operations was $(24.8) million, consisting of $(83.8) million of current tax benefit and $59.0 million of deferred tax expense. Changes in management’s estimates and assumptions regarding the tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes and could potentially change the effective tax rate. A 1% change in the effective tax rate from (30.2%) to (29.2%) would increase the current year income tax provision by approximately $.8 million.

Self-Insurance Reserves.  Our operations are subject to many hazards inherent in the drilling, workover and well-servicing and pressure pumping industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision and other damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. Our operations are subject to risks of war, civil disturbances or other political events.

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

During 2010, 2009 and 2008, no significant changes were made to the methodology utilized to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2010 reserves for insurance were adjusted (increased or decreased) by 10%, total costs and other deductions would change by $14.6 million, or .4%.

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

The determination of the fair value of assets and liabilities is based on the market for the assets and the settlement value of the liabilities. These estimates are made by management based on our experience with similar assets and liabilities. During 2010, 2009 and 2008, no significant changes were made to the methodology utilized to value assets acquired or liabilities assumed. Our estimates of the fair values of assets acquired and liabilities assumed have proved to be reliable in the past.

Given the nature of the evaluation of the fair value of assets acquired and liabilities assumed and the application to specific assets and liabilities, it is not possible to reasonably quantify the impact of changes in these assumptions.

Share-Based Compensation.  We have historically compensated our executives and employees, in part, with stock options and restricted stock. Based on the requirements of the Stock Compensation Topic of the ASC, we accounted for stock option and restricted stock awards in 2008, 2009 and 2010 using a fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income (loss). Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock-based awards are critical.

The assumptions used to estimate the fair market value of our stock options are based on historical and expected performance of our common shares in the open market, expectations with regard to the pattern with which our employees will exercise their options and the likelihood that dividends will be paid to holders of our common shares. During 2010, 2009 and 2008, no significant changes were made to the methodology utilized to determine the assumptions used in these calculations.

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

At various times, we utilize local currency borrowings (foreign currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% decrease in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2010 would result in a $12.2 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

Credit Risk.  Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, oil and gas financing receivables, accounts receivable and our range-cap-and-floor derivative instrument. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short-term and long-term investments are managed within established guidelines which limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate, and Marketable and Non-marketable Security Price Risk.   Our financial instruments that are potentially sensitive to changes in interest rates include the 0.94% senior exchangeable notes, our 5.375%, 6.15%, 9.25% and 5.0% senior notes, our range-cap-and-floor derivative instrument, our investments in debt securities (including corporate, asset-backed, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

The fair value of our range-cap-and-floor transaction is recorded as a derivative liability and included in other long-term liabilities. It totaled approximately $3.4 million and $3.3 million as of December 31, 2010 and 2009, respectively. During 2010, 2009 and 2008, we recorded gains (losses) of approximately $(.1) million, $1.4 million and $(4.7) million, respectively, related to this derivative instrument; these amounts are included in losses (gains) on sales and retirements of long-lived assets and other expense (income), net in our consolidated statements of income (loss).

A hypothetical 10% adverse shift in quoted interest rates as of December 31, 2010 would decrease the fair value of our range-cap-and-floor derivative instrument by approximately $.1 million.

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

Fair Value of Financial Instruments.  We estimate the fair value of our financial instruments in accordance with the provisions of the Fair Value Measurements and Disclosures Topic of the ASC. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The fair value of the subsidiary preferred stock was estimated based on the allocation of the purchase price. See Note 7 — Acquisitions and Divestitures in Part II, Item 8. — Financial Statements and Supplementary Data for additional discussion. The carrying and fair values of these liabilities were as follows:

	December 31,
	2010			2009
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value
	(In thousands, except interest rates)

0.94% senior exchangeable notes due May 2011(1)	6.13%	$1,378,178	$1,403,315	6.13%	$1,576,480	$1,668,368
6.15% senior notes due February 2018	6.42%	966,276	1,041,008	6.42%	965,066	992,531
9.25% senior notes due January 2019	9.33%	1,125,000	1,393,943	9.40%	1,125,000	1,403,719
5.00% senior notes due September 2020	5.20%	697,037	678,335	—	—	—
5.375% senior notes due August 2012(2)	5.61%	273,977	291,500	5.69%	273,350	289,072
Subsidiary preferred stock	4.0%	69,188	68,625	—	—	—
Other		2,676	2,676	4.50%	872	872

		$4,512,332	$4,879,402		$3,940,768	$4,354,562

(1)	During 2010 and 2009, we purchased $281.8 million and $964.8 million, respectively, par value of these notes in the open market.

(2)	Includes $.7 million and $1.1 million as of December 31, 2010 and 2009, respectively, related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash, cash equivalents, short-term and long-term investments and other receivables are included in the table below:

	December 31,
	2010			2009
			Weighted-			Weighted-
			Average			Average
	Fair	Interest	Life	Fair	Interest	Life
	Value	Rates	(Years)	Value	Rates	(Years)
	(In thousands, except interest rates)

Cash and cash equivalents	$641,702	0% - .28%	0.00	$927,815	0% - 1.55%	0.00

Short-term investments:
Trading equity securities	19,630	—	—	24,014	—	—

Available-for-sale equity securities	79,698	—	—	93,651	—	—

Available-for-sale debt securities:
Commercial paper and CDs	1,275.75%		.6	1,284.25%		.6
Corporate debt securities	52,022	10.01% - 13.99%	3.6	33,852	.38% -14.00%	2.6
Mortgage-backed debt securities	372	2.79%	2.7	861	5.15% - 5.18%	3.0
Mortgage-CMO debt securities	3,015	.42% - 5.9%	.3	5,411	2.58% -6.23%	1.9
Asset-backed debt securities	3,476	.56% - 4.81%	1.3	3,963	2.64% -6.22%	2.1

Total available-for-sale debt securities	60,160			45,371

Total available-for-sale securities	139,858			139,022

Total short-term investments	159,488			163,036

Long-term investments and other receivables:
Actively managed funds	7,427	N/A		8,341	N/A
Oil and gas financing receivables	32,873	13.10% - 13.52%		92,541	13.10% -13.52%

Total long-term investments and other receivables	40,300			100,882

Total cash, cash equivalents, short-term and long-term investments and other receivables	$841,490			$1,191,733

Our investments in debt securities listed in the above table and a portion of our long-term investments are sensitive to changes in interest rates. Additionally, our investment portfolio of debt and equity securities, which are carried at fair value, exposes us to price risk. A hypothetical 10% decrease in the market prices for all securities as of December 31, 2010 would decrease the fair value of our trading securities and available-for-sale securities by $2.0 million and $14.0 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nabors Industries Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Nabors Industries Ltd. and its subsidiaries (the Company) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which their oil and gas reserves are estimated as well as the manner in which prices are determined to calculate the ceiling limit on capitalized oil and gas costs as of December 31, 2009.

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Superior Well Services, Inc. (“Superior”) from its assessment of internal control over financial reporting as of December 31, 2010 because Superior was acquired by the Company in a purchase business combination during 2010. We have also excluded Superior from our audit of internal control over financial reporting. Superior is a wholly-owned subsidiary whose total assets and total revenues represent 10 and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

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

/s/  PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2011

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$641,702	$927,815
Short-term investments	159,488	163,036
Assets held for sale	352,048	—
Accounts receivable, net	1,116,510	724,040
Inventory	158,836	100,819
Deferred income taxes	31,510	125,163
Other current assets	152,836	135,791

Total current assets	2,612,930	2,176,664
Long-term investments and other receivables	40,300	100,882
Property, plant and equipment, net	7,815,419	7,646,050
Goodwill	494,372	164,265
Investment in unconsolidated affiliates	267,723	306,608
Other long-term assets	415,825	250,221

Total assets	$11,646,569	$10,644,690

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,379,018	$163
Trade accounts payable	355,282	226,423
Accrued liabilities	394,292	346,337
Income taxes payable	25,788	35,699

Total current liabilities	2,154,380	608,622
Long-term debt	3,064,126	3,940,605
Other long-term liabilities	245,765	240,057
Deferred income taxes	770,247	673,427

Total liabilities	6,234,518	5,462,711

Commitments and contingencies (Note 17)
Subsidiary preferred stock (Notes 7 and 14)	69,188	—
Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 315,034 and 313,915, respectively	315	314
Capital in excess of par value	2,255,787	2,239,323
Accumulated other comprehensive income	342,052	292,706
Retained earnings	3,707,881	3,613,186
Less: treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,328,162	5,167,656
Noncontrolling interest	14,701	14,323

Total equity	5,342,863	5,181,979

Total liabilities and equity	$11,646,569	$10,644,690

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues and other income:
Operating revenues	$4,174,635	$3,683,419	$5,507,542
Earnings (losses) from unconsolidated affiliates	33,257	(155,433)	(192,548)
Investment income (loss)	7,648	25,599	21,412

Total revenues and other income	4,215,540	3,553,585	5,336,406

Costs and other deductions:
Direct costs	2,423,602	2,001,404	3,100,613
General and administrative expenses	346,661	428,161	479,194
Depreciation and amortization	764,253	667,100	614,367
Depletion	17,943	9,417	22,308
Interest expense	273,044	266,039	196,718
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	47,060	12,559	15,829
Impairments and other charges	260,931	330,976	176,123

Total costs and other deductions	4,133,494	3,715,656	4,605,152

Income (loss) from continuing operations before income taxes	82,046	(162,071)	731,254

Income tax expense (benefit):
Current	(83,816)	69,532	188,832
Deferred	59,002	(203,335)	20,828

Total income tax expense (benefit)	(24,814)	(133,803)	209,660
Subsidiary preferred stock dividend	750	—	—

Income (loss) from continuing operations, net of tax	106,110	(28,268)	521,594
Income (loss) from discontinued operations, net of tax	(11,330)	(57,620)	(41,930)

Net income (loss)	94,780	(85,888)	479,664
Less: Net (income) loss attributable to noncontrolling interest	(85)	342	(3,927)

Net income (loss) attributable to Nabors	$94,695	$(85,546)	$475,737

Earnings (losses) per share:
Basic from continuing operations	$.37	$(.10)	$1.84
Basic from discontinued operations	(.04)	(.20)	(.15)

Total Basic	$.33	$(.30)	$1.69

Diluted from continuing operations	$.37	$(.10)	$1.80
Diluted from discontinued operations	(.04)	(.20)	(.15)

Total Diluted	$.33	$(.30)	$1.65

Weighted-average number of common shares outstanding:
Basic	285,145	283,326	281,622
Diluted	289,996	283,326	288,236

The details of credit-related impairments to investments for the year ended December 31, 2009 is presented below:

(In thousands)

Other-than-temporary impairment on debt security	$40,300
Less: other-than-temporary impairment recognized in accumulated other comprehensive income (loss)	(4,651)

Credit-related impairment on investment(1)	$35,649

(1)	Included in Impairments and other charges (Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss) attributable to Nabors	$94,695	$(85,546)	$475,737
Adjustments to net income (loss):
Depreciation and amortization	766,519	668,415	614,367
Depletion	27,002	11,078	25,442
Deferred income tax expense (benefit)	55,964	(218,760)	17,315
Deferred financing costs amortization	5,431	6,133	7,661
Pension liability amortization and adjustments	664	844	160
Discount amortization on long-term debt	70,719	86,802	123,739
Amortization of loss on hedges	786	580	548
Impairments and other charges	260,931	339,129	176,123
Losses (gains) on long-lived assets, net	(1,050)	12,339	9,644
Losses (gains) on investments, net	191	(9,954)	18,736
Losses (gains) on debt retirement, net	7,042	(11,197)	(12,248)
Losses (gains) on derivative instruments	2,471	338	4,783
Share-based compensation	13,746	106,725	45,401
Foreign currency transaction losses (gains), net	17,880	8,372	(2,718)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(13,630)	229,813	236,763
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(249,725)	450,530	(157,697)
Inventory	(15,201)	52,995	(26,774)
Other current assets	6,589	205,108	(81,764)
Other long-term assets	7,509	(22,233)	(85,231)
Trade accounts payable and accrued liabilities	70,463	(146,470)	38,129
Income taxes payable	(19,208)	(62,535)	24,043
Other long-term liabilities	(2,804)	(5,534)	10,665

Net cash provided by operating activities	1,106,984	1,616,972	1,462,824

Cash flows from investing activities:
Purchases of investments	(34,147)	(32,674)	(269,983)
Sales and maturities of investments	34,613	57,033	521,613
Cash paid for acquisition of businesses, net of cash acquired	(733,630)	—	(287)
Investment in unconsolidated affiliates	(40,936)	(125,076)	(271,309)
Capital expenditures	(930,277)	(1,093,435)	(1,506,979)
Proceeds from sales of assets and insurance claims	31,072	31,375	69,842

Net cash used for investing activities	(1,673,305)	(1,162,777)	(1,457,103)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(6,298)	(18,157)	23,858
Proceeds from long-term debt	696,948	1,124,978	962,901
Debt issuance costs	(8,934)	(8,832)	(7,324)
Payments for (proceeds from) hedge transactions	(5,667)	—	—
Proceeds from Revolving Credit Facility	600,000	—	—
Proceeds from issuance of common shares	8,201	11,249	56,630
Reduction in long-term debt	(398,514)	(1,081,801)	(836,511)
Reduction in Revolving Credit Facility	(600,000)	—	—
Repurchase of equity component of convertible debt	(4,712)	(6,586)	—
Settlement of call options and warrants, net	1,134	—	—
Repurchase of common shares	—	—	(281,101)
Purchase of restricted stock	(1,935)	(1,515)	(13,061)
Tax benefit related to share-based awards	31	37	5,369

Net cash provided by (used for) financing activities	280,254	19,373	(89,239)
Effect of exchange rate changes on cash and cash equivalents	(46)	12,160	(5,701)

Net increase in cash and cash equivalents	(286,113)	485,728	(89,219)
Cash and cash equivalents, beginning of period	927,815	442,087	531,306

Cash and cash equivalents, end of period	$641,702	$927,815	$442,087

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated
				Capital in	Other			Non-
		Common Shares		Excess of	Comprehensive	Retained	Treasury	Controlling	Total
		Shares	Par Value	Par Value	Income	Earnings	Shares	Interest	Equity
	(In thousands)

Balances, December 31, 2007		305,458	$305	$2,133,579	$322,635	$3,222,995	$(877,935)	$14,468	$4,816,047

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$475,737					475,737			475,737
Translation adjustment attributable to Nabors	(228,865)				(228,865)				(228,865)
Unrealized gains/(losses) on marketable securities, net of income tax benefit of $4,374	(37,190)				(37,190)				(37,190)
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $129	(51)				(51)				(51)
Pension liability amortization, net of income taxes of $56	104				104				104
Pension liability adjustment, net of income tax benefit of $1,915	(3,009)				(3,009)				(3,009)
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income taxes of $163	(104)				(104)				(104)

Comprehensive income (loss) attributable to Nabors	$206,622

Net income (loss) attributable to noncontrolling interest	3,927							3,927	3,927
Translation adjustment attributable to noncontrolling interest	(2,537)							(2,537)	(2,537)

Comprehensive income (loss) attributable to noncontrolling interest	1,390

Total comprehensive income (loss)	$208,012

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		2,480	2	56,628					56,630
Distributions from noncontrolling interest								(1,540)	(1,540)
Nabors Exchangeco shares exchanged		16							—
Issuance of 5,246 treasury shares related to conversion of notes				(181,163)			181,163		—
Repurchase of 8,538 treasury shares							(281,101)		(281,101)
Repurchase of equity component of convertible debt				(35)					(35)
Tax benefit related to the redemption of convertible debt				81,789					81,789
Tax benefit related to share-based awards				6,282					6,282
Restricted stock awards, net		4,389	5	(13,066)					(13,061)
Share-based compensation				45,401					45,401

Balances, December 31, 2008		312,343	$312	$2,129,415	$53,520	$3,698,732	$(977,873)	$14,318	$4,918,424

Balances, December 31, 2008		312,343	$312	$2,129,415	$53,520	$3,698,732	$(977,873)	$14,318	$4,918,424

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$(85,546)					(85,546)			(85,546)
Translation adjustment attributable to Nabors	150,290				150,290				150,290
Unrealized gains/(losses) on marketable securities, net of income benefit of $839	36,727				36,727				36,727
Unrealized gains/(losses) on adjusted basis for marketable debt security, net of income taxes of $1,199	1,956				1,956				1,956
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income tax benefit of $4,921	49,386				49,386				49,386
Pension liability amortization, net of income taxes of $325	519				519				519
Pension liability adjustment, net of income taxes of $89	130				130				130
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $18	178				178				178

Comprehensive income (loss) attributable to Nabors	$153,640

Net income (loss) attributable to noncontrolling interest	(342)							(342)	(342)
Translation adjustment attributable to noncontrolling interest	2,024							2,024	2,024

Comprehensive income (loss) attributable to noncontrolling interest	1,682

Total comprehensive income (loss)	$155,322

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		1,476	2	11,247					11,249
Distributions from noncontrolling interest								(1,677)	(1,677)
Nabors Exchangeco shares exchanged		105							—
Repurchase of equity component of convertible debt				(6,586)					(6,586)
Tax benefit related to share-based awards				37					37
Restricted stock awards, net		(9)		(1,515)					(1,515)
Share-based compensation				106,725					106,725

Balances, December 31, 2009		313,915	$314	$2,239,323	$292,706	$3,613,186	$(977,873)	$14,323	$5,181,979

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY  — (Continued)

					Accumulated
				Capital in	Other			Non-
		Common Shares		Excess of	Comprehensive	Retained	Treasury	Controlling	Total
		Shares	Par Value	Par Value	Income	Earnings	Shares	Interest	Equity
	(In thousands)

Balances, December 31, 2009		313,915	$314	$2,239,323	$292,706	$3,613,186	$(977,873)	$14,323	$5,181,979

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$94,695					94,695			94,695
Translation adjustment attributable to Nabors	60,897				60,897				60,897
Unrealized gains/(losses) on marketable securities, net of income taxes of $7,435	(7,157)				(7,157)				(7,157)
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $693	(1,001)				(1,001)				(1,001)
Pension liability amortization, net of income taxes of $259	405				405				405
Pension liability adjustment, net of income tax benefit of $405	(635)				(635)				(635)
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $2,119	(3,163)				(3,163)				(3,163)

Comprehensive income (loss) attributable to Nabors	$144,041

Net income (loss) attributable to noncontrolling interest	85							85	85
Translation adjustment attributable to noncontrolling interest	723							723	723

Comprehensive income (loss) attributable to noncontrolling interest	808

Total comprehensive income (loss)	$144,849

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		714	1	8,200					8,201
Distributions from noncontrolling interest								(867)	(867)
Contributions to noncontrolling interest								437	437
Repurchase of equity component of convertible debt				(4,712)					(4,712)
Settlement of call options and warrants, net				1,134					1,134
Tax benefit related to share-based awards				31					31
Restricted stock awards, net		405		(1,935)					(1,935)
Share-based compensation				13,746					13,746

Balances, December 31, 2010		315,034	$315	$2,255,787	$342,052	$3,707,881	$(977,873)	$14,701	$5,342,863

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•	We actively market approximately 550 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa.

•	We actively market approximately 555 rigs for land well-servicing and workover work in the United States and approximately 172 rigs for land workover and well-servicing work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 37 platform, 13 jack-up and three barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•	We offer a wide range of ancillary well-site services, including hydraulic fracturing, engineering, transportation and disposal, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in select United States and international markets.

•	We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software.

•	We invest in oil and gas exploration, development and production activities in the United States, Canada and Colombia through both our wholly owned subsidiaries and our oil and gas joint ventures in which we hold 49-50% ownership interests.

•	We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets nine rigs in addition to the rigs we lease to the joint venture.

•	We also provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft.

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

On September 10, 2010, we acquired through a tender offer and merger transaction (the “Superior Merger”), all of the outstanding common stock of Superior Well Services, Inc. (“Superior”). Superior provides a wide range of wellsite solutions to oil and natural gas companies, consisting primarily of technical pumping services, including hydraulic fracturing, a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production, and downhole surveying services. The effects of the Superior Merger and the operating results of Superior from the acquisition date to December 31, 2010 are included in the accompanying audited consolidated financial statements and are reflected in our operating segment titled “Pressure Pumping.” See Note 7 — Acquisitions and Divestitures for additional information.

During 2010, we began actively marketing our oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia. These assets also include our 49.7% and 50.0% ownership interests in our investments of Remora Energy International LP (“Remora”) and Stone Mountain Venture Partnership

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SMVP”), respectively, which we account for using the equity method of accounting. We determined that the plan of sale criteria in the ASC Topic relating to the Presentation of Financial Statements for Assets Sold or Held for Sale had been met during the third quarter of 2010. Accordingly, the accompanying consolidated statements of income (loss), and certain accompanying notes to the consolidated financial statements, have been updated to retroactively reclassify the operating results of these assets, as discontinued operations for all periods presented. See Note 21 — Discontinued Operations for additional discussion.

The consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to prior periods to conform to the current period presentation, with no effect on our consolidated financial position, results of operations or cash flows.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss), and our investment in these entities is included as a single amount in our consolidated balance sheets. Investments in unconsolidated affiliates accounted for using the equity method totaled $265.8 million and $305.7 million and investments in unconsolidated affiliates accounted for using the cost method totaled $1.9 million and $.9 million as of December 31, 2010 and 2009, respectively. At December 31, 2010, assets held for sale include investments in unconsolidated affiliates accounted for using the equity method totaling $79.5 million. See Note 21 — Discontinued Operations for additional information.

Similarly, we have investments in offshore funds, which are classified as long-term investments and are accounted for using the equity method of accounting based on our ownership interest in each fund.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less.

Investments

Short-term investments

Short-term investments consist of equity securities, certificates of deposit, corporate debt securities, mortgage-backed debt securities and asset-backed debt securities. Securities classified as available-for-sale or trading are stated at fair value. Unrealized holding gains and temporary losses for available-for-sale securities are excluded from earnings and, until realized, are reported net of taxes in a separate component of equity. Unrealized holding losses are included in earnings during the period for which the loss is determined to be other-than-temporary. Gains and losses from changes in the market value of securities classified as trading are reported in earnings currently.

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

Long-term investments and other receivables

Our oil and gas financing receivables are classified as long-term investments. These receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. We have also invested in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages). These investments are non-marketable and do not have published fair values. We account for these funds under the equity method of accounting based on our percentage ownership interest and recognize gains or losses as investment income (loss), currently based on changes in the net asset value of our investment during the current period.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of materials, labor and manufacturing overhead. Inventory was comprised of approximately $81.3 million in raw materials, $23.6 million in work-in-progress and $53.9 million in finished goods at December 31, 2010.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

should be recorded on our long-lived assets is subject to significant management judgment and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

Oil and Gas Properties

We follow the successful-efforts method of accounting for our consolidated subsidiaries’ oil and gas activities. Under the successful-efforts method, lease acquisition costs and all development costs are capitalized. Our provision for depletion is based on these capitalized costs and is determined on a property-by-property basis using the units-of-production method. Proved property acquisition costs are amortized over total proved reserves. Costs of wells and related equipment and facilities are amortized over the life of proved developed reserves. Estimated fair value of proved and unproved properties includes the estimated present value of all reasonably expected future production, prices and costs. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, are written down to their estimated fair value, if required. Unproved properties are reviewed to determine if there has been impairment of the carrying value and when circumstances suggest an impairment has occurred, are written down to their estimated fair value in that period. We consider the fair value estimates a Level 3 fair value measurement. The estimated fair value of our proved reserves generally declines when there is a significant and sustained decline in oil and natural gas prices. During 2010, 2009 and 2008, our impairment tests on the wholly owned oil and gas assets of our Oil and Gas operating segment resulted in impairment charges of $137.8 million, $48.6 million and $21.5 million, respectively. As further discussed below in Recent Accounting Pronouncements, we adopted new guidance relating to the manner in which our oil and gas reserves are estimated as of December 31, 2009.

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

Our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, utilize the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. However, these capitalized costs are subject to a ceiling test which limits pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or market value of unproved properties. As further discussed below in Recent Accounting Pronouncements and in relation to the full-cost ceiling test, our unconsolidated oil and gas joint ventures changed the manner in which their oil and gas reserves are estimated and the manner in which they calculate the ceiling limit on capitalized oil and gas costs as of December 31, 2009. Under the new guidance, future revenues for purposes of the ceiling test are valued using a 12-month average price, adjusted for the impact of derivatives accounted for as cash flow hedges as prescribed by the Securities and Exchange Commission (“SEC”) rules. No full-cost ceiling test writedowns were recorded by our unconsolidated oil and gas joint ventures during 2010. During 2009, our proportionate share of those ventures’ full-cost ceiling test writedowns was $237.1 million.

During 2008, our unconsolidated oil and gas joint ventures evaluated the full-cost ceiling using then-current prices for oil and natural gas, adjusted for the impact of derivatives accounted for as cash flow hedges. As a result, our proportionate share of those ventures’ full-cost ceiling test writedowns was $228.3 million.

A significantly prolonged period of lower oil and natural gas prices or a reduction to the estimation of reserve quantities could continue to result in future impairment charges to our oil and gas properties.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oil and Gas Reserves

Evaluations of oil and gas reserves are integral to making investment decisions about oil and gas properties such as whether development should proceed. Oil and gas reserve quantities are also used as the basis for calculating unit-of-production depreciation rates and for evaluating impairment. Oil and gas reserves include both proved and unproved reserves. Consistent with the definitions provided by the SEC, proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, known reservoirs, and under existing economic conditions. Unproved reserves are those with less than reasonable certainty of recoverability and include probable reserves. Probable reserves are reserves that are more likely to be recovered than not.

Estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process involving rigorous technical evaluations, commercial and market assessment, and detailed analysis of well information such as flow rates and reservoir pressure declines. Although we are reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and significant changes in long-term oil and gas price levels.

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

The change in the carrying amount of goodwill for our various Contract Drilling segments and our Other Operating Segments for the years ended December 31, 2010 and 2009 was as follows:

		Acquisitions
		and
	Balance as of	Purchase			Cumulative	Balance as of
	December 31,	Price			Translation	December 31,
	2008	Adjustments	Impairments		Adjustment	2009
	(In thousands)

Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—	$—		$—	$30,154
U.S. Land Well-servicing	50,839	—	—		—	50,839
U.S. Offshore	18,003	—	—		—	18,003
Alaska	19,995	—	—		—	19,995
International	18,983	—	—		—	18,983

Subtotal Contract Drilling	137,974	—	—		—	137,974
Other Operating Segments	37,775	—	(14,689	)(1)	3,205	26,291

Total	$175,749	$—	$(14,689)		$3,205	$164,265

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance as of	Acquisitions and				Cumulative	Balance as of
	December 31,	Purchase Price				Translation	December 31,
	2009	Adjustments		Impairments		Adjustment	2010
	(In thousands)

Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—		$—		$—	$30,154
U.S. Land Well-servicing	50,839	5,000	(2)	—		—	55,839
Pressure Pumping	—	334,992	(3)	—		—	334,992
U.S. Offshore	18,003	—		(10,707	)(4)	—	7,296
Alaska	19,995	—		—		—	19,995
International	18,983	—		—		—	18,983

Subtotal Contract Drilling	137,974	339,992		(10,707)		—	467,259
Other Operating Segments	26,291	—		—		822	27,113

Total	$164,265	$339,992		$(10,707)		$822	$494,372

(1)	Represents goodwill impairment associated with Nabors Blue Sky Ltd., a Canadian subsidiary, included in our Other Operating segment. The impairment charges to Nabors Blue Sky were deemed necessary due to the continued deterioration of the downturn in the oil and gas industry in Canada which has led to diminished demand for immediate heliportable access to remote drilling sites. As of December 31, 2009, Nabors Blue Sky Ltd. has no recorded goodwill.

(2)	Represents the preliminary calculations of goodwill recorded in connection with our acquisition of Energy Contractors LLC (“Energy Contractors”). See Note 7 — Acquisitions and Divestitures for additional discussion.

(3)	Represents the goodwill recorded in connection with our acquisition of Superior. See Note 7 — Acquisitions and Divestitures for additional discussion.

(4)	Represents goodwill impairment associated with our U.S. Offshore operating segment. The impairment charge was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. See Note 3 — Impairments and other charges for additional information.

Our Oil and Gas segment does not have any goodwill. Goodwill for the consolidated company, totaling approximately $6.5 million, is expected to be deductible for tax purposes.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately in earnings. Proceeds received upon termination of derivative financial instruments qualifying as fair value hedges are deferred and amortized into income over the remaining life of the hedged item using the effective interest rate method.

Litigation and Insurance Reserves

We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions. See Note 17 — Commitments and Contingencies regarding self-insurance accruals. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates.

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

In connection with the performance of our cementing services, we recognize product and service revenue when the products are delivered or services are provided to the customer and collectibility is reasonably assured. Product sale prices are determined by published price lists provided to our customers.

We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in losses (gains) on sales and retirements of long-lived assets and other expense (income), net in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred and recorded in losses (gains) on sales and retirements of long-lived assets and other expense (income), net.

We recognize reimbursements received for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.

We recognize revenue on our interests in oil and gas properties as production occurs and title passes. We also recognize, as operating revenues, gains on sales of our interests in oil and gas properties when title passes and on our earnings associated with production contracts when realized. We apply the entitlement method of accounting for natural gas revenue. Under this method, revenues are recognized based on our revenue interest of production from our properties in which sales are disproportionately allocated to owners because of marketing or other contractual arrangements. Accordingly, revenue is not recognized for deliveries in excess of our net revenue interest, while revenue is recognized for any under delivered volumes. Production imbalances

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are generally recorded at estimated sales prices of the anticipated future settlements of the imbalances. Production volume is monitored to minimize these natural gas imbalances.

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

We recognize increases to our tax reserves for uncertain tax positions along with interest and penalties as an increase to other long-term liabilities.

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

We do not provide for U.S. or global income or withholding taxes on unremitted earnings of all U.S. and certain foreign entities, as these earnings are considered permanently reinvested. Unremitted earnings, represented by tax basis accumulated earnings and profits, totaled approximately $7.0 million, $105.0 million and $537.7 million as of December 31, 2010, 2009 and 2008, respectively. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

•	financial instruments;

•	depreciation and amortization of property, plant and equipment;

•	impairment of long-lived assets;

•	impairment of goodwill and intangible assets;

•	impairment of oil and gas properties;

•	valuation of oil and gas reserves;

•	income taxes;

•	litigation and self-insurance reserves;

•	fair value of assets acquired and liabilities assumed; and

•	share-based compensation.

Recent Accounting Pronouncements

In December 2008, the SEC issued a Final Rule, “Modernization of Oil and Gas Reporting.” This rule revises some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”), as well as Industry Guide 2. Effective December 31, 2009, the FASB issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s Final Rule. The amendments are designed to modernize and update oil and gas disclosure requirements to align them with current practices and changes in technology. Additionally, this new accounting standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation. The new standard also clarified that an entity’s equity-method investments must be considered in determining whether it has significant oil and gas activities. The disclosure requirements are effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009. The FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities. When operating results from our wholly owned oil and gas activities are considered with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, we have significant oil and gas activities under the new definition. Our oil and gas disclosures are provided in Note 24 — Supplementary Information on Oil and Gas Exploration and Production Activities.

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

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, will apply to us for contracts entered into after June 15, 2010. We are evaluating the impact this guidance may have on future contracts. Historically, we have not entered into contractual agreements with multiple revenue-generating activities.

Note 3	Impairments and Other Charges

The following table provides the components of impairments and other charges recorded during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Impairment of oil and gas-related assets	$192,179	$197,744	$21,537
Impairment of long-lived assets	58,045	64,229	—
Goodwill impairments	10,707	14,689	150,008
Impairment of other intangible assets	—	—	4,578
Other-than-temporary impairment on equity security	—	18,665	—
Other-than-temporary impairment on debt security	—	40,300	—
Less other-than-temporary impairment recognized in accumulated other comprehensive income (loss)	—	(4,651)	—

Credit-related impairment on investment	—	35,649	—

Impairments and other charges	$260,931	$330,976	$176,123

Impairments of Oil and Gas Assets

In 2010, we recognized impairments of $192.2 million related to our wholly owned oil and gas assets. Of this total, $137.8 million represents writedowns to the carrying value of some acreage in the United States, which we do not have future plans to develop due to the sustained low natural gas prices, and certain exploratory wells in Colombia, which we have determined will be uneconomical to develop in the foreseeable future.

The remaining $54.3 million relates to an impairment of a financing receivable as a result of the continued commodity price deterioration in the Barnett Shale area of north central Texas. We determined that this impairment was necessary using estimates and assumptions based on estimated cash flows for proved and probable reserves and current natural gas prices. We believe the estimates used provide a reasonable estimate of current fair value. We determined that this represented a Level 3 fair value measurement. As of December 31, 2010, the carrying value of this oil and gas financing receivable, which is included in long-term investments, has been reduced to $20.1 million. A further protraction or continued period of lower commodity prices could result in recognition of future impairment charges.

In 2009, we recorded impairments totaling $197.7 million to some of our wholly owned oil and gas assets. We recognized an impairment of $149.1 million to a financing receivable as a result of commodity price deterioration and the lower price environment last longer than expected. The prolonged period of lower prices significantly reduced demand for future gas production and development in the Barnett Shale area of north central Texas and influenced our decision not to expend capital to develop on some of the undeveloped acreage. The impairment, which represented a Level 3 fair value measurement, was determined using discounted cash flow models involving assumptions based on estimated cash flows for proved and probable reserves, undeveloped acreage value, and current and expected natural gas prices. Additionally, our annual

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment tests on our U.S. wholly owned oil and gas properties resulted in impairment charges of $48.6 million to writedown the carrying value of some acreage that we do not have future plans to develop.

In 2008, our annual impairment tests on our U.S. wholly owned oil and gas properties resulted in impairment charges of $21.5 million primarily due to the significant decline in oil and natural gas prices at the end of 2008. Additional discussion of our policy pertaining to the calculation of our annual impairment tests is set forth in “Oil and Gas Properties” in Note 2 — Summary of Significant Accounting Policies.

Impairments of Long-Lived Assets

In 2010, we recognized impairments of $58.0 million in multiple operating segments. These impairments included $23.2 million related to the retirement of certain rig components, comprised of engines, top-drive units, building modules and other equipment that has become obsolete or inoperable in each of these operating segments in our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing and U.S. Offshore Contract Drilling segment. The impairment charges were determined to be necessary as a result of the continued lower commodity price environment and its related impact on drilling and well-servicing activity and our dayrates. A prolonged period of legislative uncertainty in our U.S. Offshore operations, or continued period of and lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

The remaining $34.8 million in impairment charges recorded during 2010 include $27.3 million related to the impairment of some jack-up rigs in our U.S. Offshore operating segment and $7.5 million to our aircraft and some drilling equipment in Nabors Blue Sky Ltd. These impairment charges stemmed from our annual impairment tests on long-lived assets, which determined that the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets. The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues as well as direct costs, capital expenditures and working capital requirements. The impairment charge relating to our U.S. Offshore segment was deemed necessary due to the economic conditions for drilling in the Gulf of Mexico, as discussed below. The impairment charge relating to Nabors Blue Sky Ltd. was deemed necessary due to the continued duration of the downturn in the oil and gas industry in Canada, which has resulted in diminished demand for the remote access services provided by this subsidiary’s aircraft fleet.

In 2009, we recognized impairments of $64.2 million related to retirements of certain assets in our U.S. Offshore, Alaska, Canada and International Contract Drilling segments, which reduced their aggregate carrying value to their estimated aggregate salvage value. The retirements included inactive workover jack-up rigs in our U.S. Offshore and International operations, the structural frames of some incomplete coiled tubing rigs in our Canada operations and miscellaneous rig components in our Alaska operations. The impairment charges resulted from the continued deterioration and longer than expected downturn in the demand for oil and gas drilling activities.

Goodwill Impairments

In 2010, we recognized an impairment of approximately $10.7 million relating to our goodwill balance of our U.S. Offshore operating segment. The impairment charge stemmed from our annual impairment test on goodwill, which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of our U.S. Offshore segment was determined using discounted cash flow models involving assumptions based on our utilization of rigs and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. The impairment charge was deemed necessary due to the uncertainty of utilization of some of

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. Many of our customers have suspended drilling operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. Although the U.S. deepwater drilling moratorium has been lifted, it is uncertain whether our customers’ ability to obtain government permits will improve in the near term. A significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results. See Note 2 — Summary of Significant Accounting Policies (included under the caption “Goodwill”) for amounts of goodwill related to each of our reporting units.

In 2009, we impaired the remaining goodwill balance of $14.7 million of Nabors Blue Sky Ltd., one of our Canadian subsidiaries who provides access to remote drilling sites by helicopters and fixed-wing aircraft. The impairment charges resulted from our annual impairment tests on goodwill which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of these business units was determined using discounted cash flow models involving assumptions based on our utilization of rigs or aircraft, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. The impairment charges were deemed necessary due to the continued downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations. This downturn led to reduced capital spending by some of our customers and diminished demand for our drilling services and for immediate access to remote drilling sites.

In 2008, we impaired the entire goodwill balance of $145.4 million of our Canada Well-servicing and Drilling operating segment and recorded an impairment of $4.6 million to Nabors Blue Sky Ltd. This impairment was also deemed necessary due to the continued downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations. This downturn led to reduced capital spending by some of our customers and diminished demand for our drilling services and for immediate access to remote drilling sites.

Other than Temporary Impairments on Debt and Equity Securities

In 2009, we recorded other-than-temporary impairments to our available-for-sale securities totaling $54.3 million. Of this, $35.6 million was related to an investment in a corporate bond that was downgraded to non-investment grade level by Standard and Poor’s and Moody’s Investors Service during the year. Our determination that the impairment was other-than-temporary was based on a variety of factors, including the length of time and extent to which the market value had been less than cost, the financial condition of the issuer of the security, and the credit ratings and recent reorganization of the issuer.

The remaining $18.7 million related to an equity security of a public company whose operations are driven in large measure by the price of oil and in which we invested approximately $46 million during the second and third quarters of 2008. During late 2008, demand for oil and gas began to diminish significantly as part of the general deterioration of the global economic environment, causing a broad decline in value of nearly all oil and gas-related equity securities. Because the trading price per share of this security remained below our cost basis for an extended period of time, we determined the investment was other than temporarily impaired and it was appropriate to write down its carrying value to its estimated fair value.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4	Cash and Cash Equivalents and Investments

Our cash and cash equivalents, short-term and long-term investments and other receivables consisted of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Cash and cash equivalents	$641,702	$927,815
Short-term investments:
Trading equity securities	19,630	24,014
Available-for-sale equity securities	79,698	93,651
Available-for-sale debt securities	60,160	45,371

Total short-term investments	159,488	163,036
Long-term investments and other receivables	40,300	100,882

Total	$841,490	$1,191,733

Certain information related to our cash and cash equivalents and short-term investments follows:

	December 31,
	2010			2009
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
	Value	Gains	Losses	Value	Gains	Losses
	(In thousands)

Cash and cash equivalents	$641,702	$—	$—	$927,815	$—	$—

Short-term investments:
Trading equity securities	19,630	13,906	—	24,014	18,290	—

Available-for-sale equity securities	79,698	38,176	(2,274)	93,651	50,211	(357)

Available-for-sale debt securities:
Commercial paper and CDs	1,275	—	—	1,284	—	—
Corporate debt securities	52,022	15,274	(18)	33,852	3,162
Mortgage-backed debt securities	372	16	—	861	23	(20)
Mortgage-CMO debt securities	3,015	21	(6)	5,411	71	(182)
Asset-backed debt securities	3,476	—	(268)	3,963	—	(803)

Total available-for-sale debt securities	60,160	15,311	(292)	45,371	3,256	(1,005)

Total available-for-sale securities	139,858	53,487	(2,566)	139,022	53,467	(1,362)

Total short-term investments	159,488	67,393	(2,566)	163,036	71,757	(1,362)

Total cash, cash equivalents and short-term investments	$801,190	$67,393	$(2,566)	$1,090,851	$71,757	$(1,362)

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of December 31, 2010
	Less than 12 Months		More than 12 Months
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(In thousands)

Available-for-sale equity securities	$24,924	$2,072	$882	$202
Available-for-sale debt securities: (1)
Corporate debt securities	19,747	18	—	—
Mortgage-CMO debt securities	—	—	149	6
Asset-backed debt securities	—	—	3,464	268

Total available-for-sale debt securities	19,747	18	3,613	274

Total	$44,671	$2,090	$4,495	$476

(1)	Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities. Each of these securities have a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other-than-temporary at December 31, 2010.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at December 31, 2010, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
December 31, 2010
(In thousands)

Debt securities:
Due in one year or less	$1,279
Due after one year through five years	—
Due in more than five years	58,881

Total debt securities	$60,160

Certain information regarding our debt and equity securities is presented below:

	Year Ended December 31,
	2010	2009		2008
	(In thousands)

Available-for-sale:
Proceeds from sales and maturities	$13,062	$23,411		$202,382
Realized gains (losses), net	(103)	(54,314	)(1)	180

(1)	Includes other-than-temporary impairments of $18.7 million related to an equity security and a $35.6 million credit-related impairment to a corporate debt security.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5	Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2010. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Short-term investments:
Available-for-sale equity securities — energy industry	$79,698	$—	$—	$79,698
Available-for-sale debt securities
Commercial paper and CDs	1,275	—	—	1,275
Corporate debt securities	—	52,022	—	52,022
Mortgage-backed debt securities	—	372	—	372
Mortgage-CMO debt securities	—	3,015	—	3,015
Asset-backed debt securities	3,476	—	—	3,476
Trading securities — energy industry	19,630	—	—	19,630

Total short-term investments	$104,079	$55,409	$—	$159,488

Liabilities:
Derivative contract	$—	$3,440	$—	$3,440

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

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The fair value of our subsidiary preferred stock was estimated based on the allocation of the purchase price. The carrying and fair values of these liabilities were as follows:

	December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

0.94% senior exchangeable notes due May 2011	$1,378,178	$1,403,315	$1,576,480	$1,668,368
6.15% senior notes due February 2018	966,276	1,041,008	965,066	992,531
9.25% senior notes due January 2019	1,125,000	1,393,943	1,125,000	1,403,719
5.00% senior notes due September 2020	697,037	678,335	—	—
5.375% senior notes due August 2012(1)	273,977	291,500	273,350	289,072
Subsidiary preferred stock	69,188	68,625	—	—
Other	2,676	2,676	872	872

	$4,512,332	$4,879,402	$3,940,768	$4,354,562

(1)	Includes $.7 million and $1.1 million as of December 31, 2010 and 2009, respectively, related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of December 31, 2010, our short-term investments were carried at fair market value and included $139.9 million and $19.6 million in securities classified as available-for-sale and trading, respectively. As of December 31, 2009, our short-term investments were carried at fair market value and included $139.0 million and $24.0 million in securities classified as available-for-sale and trading, respectively. The carrying values of our long-term investments that are accounted for using the equity method of accounting approximate fair value. The fair value of these long-term investments totaled $7.4 million and $8.3 million as of December 31, 2010 and 2009, respectively. The carrying value of our oil and gas financing receivables included in long-term investments approximate fair value. The carrying value of our oil and gas financing receivables totaled $32.9 million and $92.5 million as of December 31, 2010 and 2009, respectively. Income and gains associated with our oil and gas financing receivables are recognized as operating revenues.

Note 6	Share-Based Compensation

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $13.7 million, $106.7 million and $45.4 million for the years ended December 31, 2010, 2009 and 2008,

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Compensation expense related to awards of restricted stock totaled $10.5 million, $88.9 million and $44.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments. See Note 22 — Segment Information. Total share-based compensation expense for 2009 includes the recognition of $72.1 million of compensation expense related to previously granted restricted stock and option awards held by Messrs. Isenberg and Petrello that was unrecognized as of April 1, 2009. The recognition of this expense resulted from provisions of their respective new employment agreements which effectively eliminated the risk of forfeiture of such awards. See Note 17 — Commitments and Contingencies for additional information.

The cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based awards (excess tax benefits) are classified as financing cash flows. The actual tax benefit realized from share-based awards during the years ended December 31, 2010, 2009 and 2008 was $.1 million, $.3 million and $7.6 million, respectively.

Stock Option Plans

As of December 31, 2010, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives, options granted under the plans are subject to accelerated vesting related to targeted common share prices, or may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 17.3 million and 12.0 million Nabors common shares remained available for grant as of December 31, 2010 and 2009, respectively. Of the common shares available for grant as of December 31, 2010, approximately 17.3 million of these shares are also available for issuance in the form of restricted shares.

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

We also consider an estimated forfeiture rate for these option awards, and we recognize compensation cost only for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years. The forfeiture rate is based on historical experience. Estimated forfeitures have been adjusted to reflect actual forfeitures during 2010.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
	(In thousands, except exercise price)

Options outstanding as of December 31, 2009	33,416	$18.90
Granted	32	19.28
Exercised	(714)	13.28
Surrendered(1)	(3,375)	22.44
Forfeited	(427)	12.35

Options outstanding as of December 31, 2010	28,932	$18.73	4.42 years	$199,164

Options exercisable as of December 31, 2010	24,941	$20.19	3.82 years	$143,939

(1)	Represents unexercised vested stock options, which were surrendered by key officers and directors, to satisfy the option exercise price and related income taxes. See related discussion at Note 13 — Common Shares.

Of the options outstanding, 24.9 million, 27.2 million and 25.9 million were exercisable at weighted-average exercise prices of $20.19, $21.04 and $21.99, as of December 31, 2010, 2009 and 2008, respectively.

During the years ended December 31, 2010 and 2009, respectively, we awarded options vesting over periods up to four years to purchase 32,115 and 10,015,883 of our common shares to our employees, executive officers and directors. There were no options granted during the year ended December 31, 2008. During February 2009, this included options to purchase 3,000,000 and 1,698,427 shares, with grant date fair values of $8.8 million and $5.0 million, granted to Messrs. Isenberg and Petrello, respectively, and in September 2009, an option to purchase 1,726 shares, with a grant date fair value of $.01 million, to Mr. Petrello in lieu of certain portions of their cash compensation.

The fair value of stock options granted during 2010 and 2009 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009

Weighted average fair value of options granted:	$6.62	$2.85
Weighted average risk free interest rate:	1.49%	1.75%
Dividend yield:	0%	0%
Volatility:(1)	41.44%	34.78%
Expected life:	4.0 years	4.0 years

(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our unvested stock options as of December 31, 2010, and the changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date Fair
Unvested Stock Options	Outstanding	Value
	(In thousands, except fair values)

Unvested as of December 31, 2009	6,174	$2.82
Granted	32	6.62
Vested	(1,929)	2.91
Forfeited	(336)	2.73

Unvested as of December 31, 2010	3,941	$2.81

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $6.9 million, $19.7 million and $43.6 million, respectively. The total fair value of options that vested during the years ended December 31, 2010, 2009 and 2008 was $5.6 million, $10.8 million and $4.3 million, respectively.

As of December 31, 2010, there was $6.2 million of total future compensation cost related to unvested options which are expected to vest. That cost is expected to be recognized over a weighted-average period of approximately one year.

Restricted Stock and Restricted Stock Units

Our stock plans allow grants of restricted stock. Restricted stock is issued on the grant date, but cannot be sold or transferred. Restricted stock vests in varying periodic installments ranging from three to five years.

A summary of our restricted stock as of December 31, 2010, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted Stock	Outstanding	Value
	(In thousands, except fair values)

Unvested as of December 31, 2009	3,632	$20.99
Granted	539	22.15
Vested	(2,172)	22.68
Forfeited	(54)	28.10

Unvested as of December 31, 2010	1,945	$19.23

During 2010 and 2009, we awarded 538,496 and 85,000 shares of restricted stock, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $11.9 million and $1.0 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $26.7 million, $23.9 million and $39.6 million, respectively.

As of December 31, 2010, there was $15.0 million of total future compensation cost related to unvested restricted stock awards which are expected to vest. That cost is expected to be recognized over a weighted-average period of approximately one year.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7	Acquisitions and Divestitures

Acquisitions

On September 10, 2010, we completed the Superior Merger, and we acquired all of the issued and outstanding shares of Superior’s common stock at a price per share equal to $22.12, for a cash purchase price of approximately $681.3 million. The purchase price for Superior was allocated to the net tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the purchase price over such fair values was recorded as goodwill.

As part of the Superior Merger, we recognized $7.0 million of acquisition-related transaction costs in losses (gains) on sales and retirements of long-lived assets and other expense (income) for the year ended December 31, 2010. The acquisition-related transaction costs consisted primarily of investment banking fees and legal and accounting costs. The Superior Merger enhances our well-servicing, including the addition of hydraulic fracturing to our services, and workover capacity work throughout the Appalachian, Mid-Continent, Rocky Mountain, Southeast and Southwest regions of the United States.

The following table provides the allocation of the purchase price as of the acquisition date. This allocation was based on the significant use of estimates and on information that was available to management at the time these consolidated financial statements were prepared.

Estimated Fair
Value
(In thousands)

Consideration paid in cash	$681,275

Assets:
Cash and cash equivalents	$1,045
Accounts receivable	143,842
Inventory	33,963
Other current assets	7,612
Property, plant and equipment	415,000
Intangible assets	131,811
Goodwill	334,992
Other long-term assets	14,726

Total assets	1,082,991
Liabilities:
Current liabilities	$78,277
Deferred income taxes	119,201
Long-term debt	124,792
Other long-term liabilities	10,258

Total liabilities	332,528
Preferred stock	69,188

Net assets acquired	$681,275

Intangible assets

We identified other intangible assets associated with fracturing and fluid logistics services, including trade name, technology, employment contracts and non-compete agreements and customer relationships. The amortization of the intangible assets is calculated on a straight-line basis, which estimates the consumption of

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic benefits. The following table summarizes the intangible assets recognized at the acquisition date, the monthly amortization expense as well as their estimated useful lives:

	Estimated Fair	Monthly	Estimated
	Value	Amortization	Useful Life
	(In thousands)

Superior trade name	$88,767	$740	10 years
Technology	5,294	88	5 years
Employment contracts and non-compete agreements	675	33	1-3 years
Customer relationships	37,075	308	10 years

Total identifiable intangible assets	$131,811	$1,169

Goodwill

Goodwill of $335.0 million arising from the Superior Merger consists largely of the expected synergies and economies of scale from combining the operations of Nabors and Superior. We have allocated the goodwill to our Pressure Pumping operating segment. See Note 2 — Summary of Significant Account Policies for additional information.

Long-term debt

Long-term debt included a secured revolving credit facility, which had approximately $44.8 million outstanding at the acquisition date. As of December 31, 2010, all amounts outstanding under the credit facility had been repaid. See Note 11 — Debt for additional information.

Long-term debt also included second lien notes, which had an aggregate principal amount of $80 million outstanding at the acquisition date. We exercised our right to redeem these notes and, on October 25, 2010, paid $80.4 million to repurchase all outstanding notes and related accrued interest.

Pro Forma Impact of the Superior Merger

The following unaudited supplemental pro forma results present consolidated information as if the Superior Merger had been completed as of January 1, 2009. The pro forma results include: (i) the amortization associated with an estimate of the acquired intangible assets, (ii) interest expense associated with debt used to fund the acquisition, (iii) the impact of certain fair value adjustments, including additional depreciation expense for adjustments to property, plant and equipment and reduction to interest expense for adjustments to debt, and (iv) costs directly related to acquiring Superior. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2009; nor are they indicative of future results.

	Year Ended December 31,
	2010	2009
	(In thousands, except per share amounts)

Total revenues and other income	$4,936,407	$3,954,445
Net income (loss) attributable to Nabors	$168,213	$(203,719)

Superior’s operating results for the period September 10, 2010 through December 31, 2010 are reflected in our operating segment titled Pressure Pumping in our segment footnote. See Note 22 — Segment Information for additional discussion.

On December 31, 2010, we purchased the business of Energy Contractors for a total cash purchase price of $53.4 million. The assets were comprised of vehicles and rig equipment and have been included in our

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Well-servicing operating segment. The purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair value estimates as of December 31, 2010. The excess of the purchase price over the fair values of the assets acquired was recorded as goodwill in the amount of $5.0 million.

Divestitures

From time to time, we may sell a subsidiary or group of assets outside of our core markets or business if it is economically advantageous for us to do so. During 2010, we began actively marketing some of our oil and gas assets. See Note 21 — Discontinued Operations for additional discussion.

Note 8	Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2010	2009
	(In thousands)

Land	$12,087	$9,251
Buildings	122,635	93,874
Drilling, workover and well-servicing rigs, and related equipment	10,632,968	9,515,677
Marine transportation and supply vessels	13,663	13,663
Oilfield hauling and mobile equipment	551,892	533,518
Other machinery and equipment	143,976	202,389
Oil and gas properties	664,289	752,809
Construction in process(1)	349,455 (2)	314,493

	12,490,965	11,435,674
Less: accumulated depreciation and amortization	(4,182,122)	(3,453,193)
accumulated depletion on oil and gas properties	(493,424)	(336,431)

	$7,815,419	$7,646,050

(1)	Relates to amounts capitalized for new or substantially new drilling, workover and well-servicing rigs that were under construction and had not yet been placed in service as of December 31, 2010 or 2009.

(2)	Includes suspended wells that have capitalized costs for more than one year as of December 31, 2010. Suspended wells include the following:

•	On the north slope of Alaska, three wells, including two drilled in 2007 and one drilled in 2008, were suspended with total capitalized costs of $13.7 million and $5.9 million, respectively for each year. Further drilling is needed over the area to determine if the discovery holds sufficient quantities of reserves to justify future investment of infrastructure. During 2010, we drilled two wells in this area, and another well is planned to spud in March 2011.

•	In the Cotton Valley in Bossier County, Louisiana, five wells were suspended in the Sentell field. Total capitalized costs of $2.6 million and $3.6 million relate to three wells drilled in 2008 and two wells drilled in 2009, respectively for each year. The wells are suspended pending negotiation of a pipeline right-of-way.

•	In the Fayetteville Shale in Conway County, Arkansas, two wells, drilled in 2008 with total capitalized costs of $11.2 million, are suspended pending the outcome of drilling in the area by other operators.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In Reeves County, Texas, five wells, drilled in 2009, have total capitalized costs of $3.0 million. Of the five, one well is producing and the remaining four are suspended and wait on hydraulic fracturing.

•	In the Middle Magdalena basin of Colombia, two wells were suspended. The Guariquies #1 and Morpho #1 wells were drilled in 2005 and 2009 with total capitalized costs of $1.5 million and $4.3 million, respectively. The Guariquies #1 is expected to be turned to production in May 2011, and the Morpho #1 was turned to production in January 2011. An offset to Morpho #1 was drilled in 2010.

•	In the Horn River Basin of British Columbia, Canada, one well was drilled in 2009 and was waiting on hydraulic fracturing as of December 31, 2010. Total capitalized costs were $12.5 million. This well is part of the Canadian oil and gas assets that are classified as held-for-sale at December 31, 2010. When completed, this well will be produced into the wholly owned compression and pipeline facility along with two other wells that were drilled in 2009 that are currently producing.

Assets held under capital leases totaled $.9 million as of December 31, 2010, and are included in our property, plant and equipment within the oilfield hauling and mobile equipment asset component. Amortization of assets recorded under capital leases is reported in depreciation and amortization expense.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $390.2 million, $282.1 million and $476.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Interest costs of $12.4 million, $29.9 million and $29.8 million were capitalized during the years ended December 31, 2010, 2009 and 2008, respectively.

Note 9	Investments in Unconsolidated Affiliates

Our principal investments in unconsolidated affiliates accounted for using the equity method include a construction and logistics operation in Alaska (50% ownership), drilling and workover operations located in Saudi Arabia (51% ownership) and oil and gas exploration, development and production joint ventures in the United States and Colombia (49.7% ownership) and Canada (50% ownership). These unconsolidated affiliates are integral to our operations in those locations. During 2008, our unconsolidated U.S. oil and gas joint venture was deemed a significant subsidiary. See Part IV — Item 15. Exhibits, Financial Statement Schedules for Schedule III — Financial Statements and Notes for NFR Energy LLC (“NFR Energy”) and see Note 16 — Related-Party Transactions for a discussion of transactions with all of these related parties.

As of December 31, 2010 and 2009, our consolidated balance sheets reflect our investments in unconsolidated affiliates accounted for using the equity method totaled $265.8 million and $305.7 million, respectively, and our investments in unconsolidated affiliates accounted for using the cost method totaled $1.9 million and $.9 million, respectively. Assets held for sale include investments in unconsolidated affiliates accounted for using the equity method totaling $79.5 million at December 31, 2010.

Combined condensed financial data for investments in unconsolidated affiliates, including assets classified as held for sale, is summarized as follows:

	December 31,
	2010	2009
	(In thousands)

Current assets	$322,086	$354,504
Long-term assets	1,332,212	1,005,605
Current liabilities	345,279	313,317
Long-term liabilities	460,198	283,945

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Gross revenues	$901,742	$960,823	$827,044
Gross margin	241,831	223,005	142,763
Net income (loss)	48,426	(462,613)	(444,470)
Nabors’ earnings (losses) from unconsolidated affiliates(1)	33,257	(155,433)	(192,548)

(1)	Nabors’ earnings (losses) from unconsolidated affiliates included in discontinued operations, net of tax was $(10.6) million, $(59.2) million, and $(37.3) million, respectively, for the years ended December 31, 2010, 2009 and 2008.

Cumulative undistributed (losses) earnings of our unconsolidated affiliates included in our retained earnings as of December 31, 2010 and 2009 totaled approximately $(373.9) million and $(387.5) million, respectively. Our Earnings (losses) from unconsolidated affiliates line in our consolidated statements of income (loss) for the years ended December 31, 2009 and 2008 include our proportionate share of full-cost ceiling test writedowns of $189.3 million and $207.3 million, respectively, from our unconsolidated U.S. oil and gas joint venture. These writedowns are included in our Oil and Gas operating segment results. Our proportionate share of full-cost ceiling test writedowns of $47.8 million and $21.0 million recorded for the years ended December 31, 2009 and 2008, respectively, by our other unconsolidated oil and gas joint ventures, SMVP and Remora, are reflected in discontinued operations. See Note 21 — Discontinued Operations for additional information.

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

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, oil and gas financing receivables, accounts receivable and our range-cap-and-floor derivative instrument. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short-term and long-term investments are managed within established guidelines which limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate and Marketable and Non-marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our 0.94% senior exchangeable notes, our 5.375%, 6.15%, 9.25% and 5.0% senior notes, our range-cap-and-floor derivative instrument, our investments in debt securities (including corporate, asset-backed, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

The fair value of our range-cap-and-floor transaction is recorded as a derivative liability and included in other long-term liabilities. It totaled approximately $3.4 million and $3.3 million as of December 31, 2010 and 2009, respectively. During 2010, 2009 and 2008, we recorded gains or (losses) of approximately $(.1) million, $1.4 million and $(4.7) million, respectively, related to this derivative instrument; these amounts are included in losses (gains) on sales and retirements of long-lived assets and other expense (income), net in our consolidated statements of income (loss).

In September 2008 we entered into a three-month written put option for one million of our common shares with a strike price of $25 per share. We settled this contract during the fourth quarter of 2008 and paid

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash of $22.6 million, net of the premium received on this contract, and recognized a loss of $9.9 million which is included in losses (gains) on sales and retirements of long-lived assets and other expense (income), net in our consolidated statements of income (loss).

Note 11	Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

0.94% senior exchangeable notes due May 2011	$1,378,178	$1,576,480
5.00% senior notes due September 2020	697,037	—
6.15% senior notes due February 2018	966,276	965,066
9.25% senior notes due January 2019	1,125,000	1,125,000
5.375% senior notes due August 2012	273,977	273,350
Other	2,676	872

	4,443,144	3,940,768
Less: current portion	1,379,018	163

	$3,064,126	$3,940,605

As of December 31, 2010, the maturities of our primary debt for each of the five years after 2010 and thereafter are as follows:

	Paid at Maturity
	(In thousands)

2011	$1,403,455	(1)
2012	275,000	(2)
2013	—
2014	—
2015	—
Thereafter	2,800,000(3)

	$4,478,455

(1)	Represents our 0.94% senior exchangeable notes due May 2011.

(2)	Represents our 5.375% senior notes due August 2012.

(3)	Represents our 6.15% senior notes due February 2018, 9.25% senior notes due January 2019, and 5.0% senior notes due September 2020.

0.94% Senior Exchangeable Notes Due May 2011

As of December 31, 2010, the current portion of our long-term debt included $1.4 billion par value of Nabors Delaware’s 0.94% senior exchangeable notes that will mature in May 2011.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, we had purchased $1.35 billion par value of these notes in the open market for cash of $1.22 billion. During 2010, 2009 and 2008, we recognized pre-tax gains (losses) of $(7.0) million, $11.5 million and 12.2 million, respectively, all of which are included in losses (gains) on sales and retirements of long-lived assets and other expense (income), net in our consolidated statements of income (loss) for the respective year.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We continue to assess our ability to meet this obligation, along with our other operating and capital requirements or other potential opportunities over the next 12 months, through a combination of cash on hand, future operating cash flows, possible disposition of non-core assets, availability under our unsecured revolving credit facilities and our ability to access the capital markets, if required. We also have the ability to defer, delay or even cancel some of the planned capital expenditures, if necessary. We believe that through a combination of these sources, we will have sufficient liquidity to meet these obligations.

5.0% Senior Notes Due September 2020

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

The notes rank equal in right of payment to all of Nabors Delaware’s existing and future unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware’s existing and future senior subordinated and subordinated indebtedness. Our guarantee of the notes is unsecured and an unsubordinated obligation and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. Nabors Delaware used a portion of the proceeds to repay the borrowing under the Revolving Credit Facility (defined below) incurred to fund the Superior Merger.

On December 14, 2010, we and Nabors Delaware filed a registration statement on Form S-4 under the Securities Act. The registration statement related to the exchange offer to noteholders required under the registration rights agreement related to the 5.0% senior notes. On January 20, 2011, Nabors Delaware commenced an exchange offer for the notes pursuant to the registration statement, which was declared effective by the SEC on January 19, 2011. The exchange offer expired on February 23, 2011 and closed on February 28, 2011.

Prior to the issuance of the notes, we entered into a Treasury rate lock with a total notional amount of $500 million to hedge the risk of changes in semiannual interest payments. We designated the Treasury rate lock derivative as a cash flow hedge and upon settlement paid $5.7 million, due to the change in the fair value of the derivative. The loss was recognized as a component of accumulated other comprehensive income in our

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of changes in equity and will be amortized as additional interest expense over the life of the notes. There was no ineffectiveness associated with this hedge during the year ended December 31, 2010.

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

On August 20, 2008, we and Nabors Delaware filed a registration statement on Amendment No. 1 to Form S-4 with the SEC with respect to an offer to exchange the combined $975 million aggregate principal amount of 6.15% senior notes due 2018 for other notes that would be registered and have terms substantially identical in all material respects to these notes pursuant to the applicable registration rights agreement, including being fully and unconditionally guaranteed by us. On September 2, 2008, the registration statement was declared effective by the SEC and the exchange offer expired on October 9, 2008. On October 16, 2008, Nabors Delaware issued $974,965,000 of notes pursuant to the registration statement in exchange for an equal amount of the original notes due 2018 that were properly tendered.

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

Revolving Credit Facilities

On September 7, 2010, we and Nabors Delaware entered into a credit agreement under which the lenders committed to provide to Nabors Delaware up to $700 million under an unsecured revolving credit facility (the “Revolving Credit Facility”) or the (“Facility”). The Facility also provides Nabors Delaware the option to increase the aggregate principal amount of commitments to $850 million by adding new lenders to the Facility or by asking existing lenders under the Facility to increase their commitments (in each case with the consent of the new lenders or the increasing lenders). In January 2011, Nabors Delaware added a new lender to the Facility and increased the total commitments under the Facility to $750 million. We fully and unconditionally guarantee the obligations under the Revolving Credit Facility, which matures in four years.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the Revolving Credit Facility bear interest, at Nabors Delaware’s option, at either (x) the “Base Rate” (as defined below) plus the applicable interest margin, calculated on the basis of the actual number of days elapsed in a year of 365 days and payable quarterly in arrears or (y) interest periods of one, two, three or six months at an annual rate equal to the LIBOR for the corresponding deposits of U.S. dollars, plus the applicable interest margin, payable on the last days of the relevant interest periods (but in any event at least every three months). The “Base Rate” is defined, for any day, as a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of UBS AG, as established from time to time at its Stamford Branch and (iii) LIBOR for an interest period of one month beginning on such day plus 1%.

On February 11, 2011, one of our subsidiaries established a credit facility, which we unconditionally guarantee, for approximately US$50 million.

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

Short-Term Borrowings

We had five letter-of-credit facilities with various banks as of December 31, 2010. We did not have any short-term borrowings outstanding at December 31, 2010 or 2009. Availability and borrowings under our letter-of-credit facilities are as follows:

	December 31,
	2010	2009
	(In thousands)

Credit available	$270,263	$245,442
Letters of credit outstanding, inclusive of financial and performance guarantees	(70,605)	(71,389)

Remaining availability	$199,658	$174,053

Note 12	Income Taxes

We apply the provisions of the Income Taxes Topic in the ASC relating to uncertain tax positions. The change in our unrecognized tax benefits for years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance as of January 1,	$69,048	$51,819	$55,627
Additions based on tax positions related to the current year	1,026	4,787	3,990
Additions for tax positions of prior years	17,060	12,889	4,168
Reductions for tax positions of prior years	(4,709)	(447)	(10,966)
Settlements	(1,251)	—	(1,000)

Balance as of December 31,	$81,174	$69,048	$51,819

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance also represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. As of December 31, 2010, 2009 and 2008, we had approximately $42.9 million, $38.5 million and $18.6 million, respectively, of interest and penalties related to our total gross unrecognized tax benefits. During the years ended December 31, 2010, 2009 and 2008, we accrued and recognized estimated interest related to unrecognized tax benefits and penalties of approximately $5.1 million, $5.2 million and $5.3 million, respectively. We recognize interest and penalties related to income tax matters in the income tax expense line item in our consolidated statements of income (loss).

We are subject to income taxes in the United States and numerous other jurisdictions. A number of our United States and non-United States income tax returns from 1995 through 2009 are currently under audit examination. We anticipate that several of these audits could be finalized within 12 months. It is possible that the benefit that relates to our unrecognized tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at December 31, 2010.

Income (loss) from continuing operations before income taxes was comprised of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

United States and Other Jurisdictions:
United States	$(254,897)	$(716,694)	$313,704
Other jurisdictions	336,943	554,623	417,550

Income (loss) before income taxes from continuing operations	$82,046	$(162,071)	$731,254

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. We are a Bermuda-exempt company. Bermuda does not impose corporate income taxes. Our U.S. subsidiaries are subject to a U.S. federal tax rate of 35%.

Income tax expense (benefit) from continuing operations consisted of the following:

	2010	2009	2008
	(In thousands)

Current:
U.S. federal	$(137,847)	$(15,434)	$59,914
Outside the U.S.	54,779	84,220	119,889
State	(748)	746	9,029

	(83,816)	69,532	188,832

Deferred:
U.S. federal	40,731	(148,188)	57,845
Outside the U.S.	12,006	(46,462)	(44,651)
State	6,265	(8,685)	7,634

	59,002	(203,335)	20,828

Income tax expense (benefit)	$(24,814)	$(133,803)	$209,660

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nabors is not subject to tax in Bermuda. A reconciliation of the differences between taxes on income (loss) before income taxes computed at the appropriate statutory rate and our reported provision for income taxes follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income tax provision at statutory rate (Bermuda rate of 0%)	$—	$—	$—
Taxes on U.S. and other international earnings (losses) at greater than the Bermuda rate	(43,078)	(130,607)	190,466
Increase in valuation allowance	2,407	6,062	6,604
Effect of change in tax rate	40	(9,248)	(5,406)
Establishment of a deferred tax asset, net of valuation allowance	—	—	1,990
Tax reserves and interest	8,808	14,652	(657)
State income taxes	7,009	(14,662)	16,663

Income tax expense (benefit)	$(24,814)	$(133,803)	$209,660

Effective tax rate	(30)%	83%	29%

Our effective income tax rate for 2010 and 2009 reflects the disparity between losses in our U.S. operations (attributable primarily to impairments) and income in our other operations primarily in lower tax jurisdictions. Because the U.S. income tax rate is higher than that of other jurisdictions, the tax benefit from our U.S. losses was not proportionately reduced by the tax expense from our other operations. During 2010 and 2009, the result was a net tax benefit. In 2009, that benefit represented a significant percentage of our consolidated loss from continuing operations before income taxes. Because of the manner in which that number was derived, we do not believe it presents a meaningful basis for comparing our 2009 effective income tax rate to either the 2010 or 2009, effective income tax rate.

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$1,848,956	$1,852,829
Equity compensation	19,262	23,340
Deferred revenue	13,428	30,944
Tax credit and other attribute carryforwards	89,141	17,521
Insurance loss reserve	28,537	13,173
Other	62,324	114,520

Subtotal	2,061,648	2,052,327
Valuation allowance	(1,514,153)	(1,570,890)

Deferred tax assets	$547,495	$481,437

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009
	(In thousands)

Deferred tax liabilities:
Depreciation, amortization and depletion for tax in excess of book expense	$1,123,622	$950,318
Variable interest investments	75,204	3,064
Other	54,738	47,553

Deferred tax liability	1,253,564	1,000,935

Net deferred assets (liabilities)	$(706,069)	$(519,498)

Balance Sheet Summary
Net current deferred asset	$31,510	$125,163
Net noncurrent deferred asset(1)	33,694	37,559
Net current deferred liability(2)	(1,027)	(8,793)
Net noncurrent deferred liability	(770,246)	(673,427)

Net deferred asset (liability)	$(706,069)	$(519,498)

(1)	This amount is included in other long-term assets.

(2)	This amount is included in accrued liabilities.

For U.S. federal income tax purposes, we have net operating loss (“NOL”) carryforwards of approximately $759.3 million that, if not utilized, will expire between 2018 and 2030. The NOL carryforwards for alternative minimum tax purposes are approximately $413 million. Additionally, we have NOL carryforwards in other jurisdictions of approximately $5.4 billion of which $343 million that, if not utilized, will expire at various times from 2011 to 2030. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. We have recorded a deferred tax asset of approximately $1.46 billion as of December 31, 2010 relating to NOL carryforwards that have an indefinite life in several non-U.S. jurisdictions. A valuation allowance of approximately $1.46 billion has been recognized because we believe it is more likely than not that substantially all of the deferred tax asset will not be realized.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The NOL carryforwards by year of expiration:

Year Ended December 31,	Total	U.S. Federal		Non-U.S.
	(In thousands)

2011	$1,351	$		$1,351
2012	8,756			8,756
2013	25,958			25,958
2014	6,019			6,019
2015	15,665			15,665
2016	23,375			23,375
2017	23,714			23,714
2018	63,796		33,111	30,685
2019	40,427		17,722	22,705
2020	30,944			30,944
2026	—			—
2027	8,663			8,663
2028	31,385			31,385
2029	193,487		139,347	54,140
2030	629,243		569,127	60,116

Subtotal: expiring NOLs	1,102,783		759,307	343,476
Non-expiring NOLs	5,071,148			5,071,148

Total	$6,173,931		$759,307	$5,414,624

In addition, for state income tax purposes, we have net operating loss carryforwards of approximately $511 million that, if not utilized, will expire at various times from 2011 to 2030.

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

Our authorized share capital consists of 800 million common shares, par value $.001 per share, and 25 million preferred shares, par value $.001 per share. Common shares issued were 315,034,436 and 313,915,220 at $.001 par value as of December 31, 2010 and 2009, respectively.

For the year ended December 31, 2008, we repurchased 8.5 million of our common shares in the open market for $281.1 million, all of which are held in treasury. No shares were purchased in the open market during 2009 or 2010. From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account.

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

During 2010 and 2009 our outstanding shares increased by 110,805 and 218,835, respectively, pursuant to a share settlement of stock options exercised by Mr. Petrello. As part of these transactions, Mr. Petrello surrendered unexercised vested stock options to the Company with a value of approximately $24.5 million and $5.6 million, respectively, to satisfy the option exercise price and related income taxes for 2010 and 2009. During 2010 our outstanding shares also increased by 22,385, pursuant to a similar share settlement of stock options exercised by Mr. Isenberg. As part of these transactions, Mr. Isenberg surrendered unexercised vested stock options to the Company with a value of approximately $50.1 million to satisfy the option exercise price and related income taxes for 2010.

For the years ended December 31, 2010, 2009 and 2008 the Compensation Committee of our Board of Directors granted restricted stock awards to some of our executive officers, other key employees, and independent directors. We awarded 538,496, 85,000 and 4,982,536 restricted shares at an average market price of $22.15, $11.55 and $20.68 to these individuals for 2010, 2009 and 2008, respectively. See Note 6 — Share-Based Compensation for a summary of our restricted stock and option awards as of December 31, 2010.

For the years ended December 31, 2010, 2009 and 2008 our employees exercised vested options to acquire .7 million, 1.5 million and 2.5 million of our common shares, respectively, resulting in proceeds of $8.2 million, $11.2 million and $56.6 million, respectively.

Note 14	Subsidiary Preferred Stock

Superior had 75,000 shares of Series A Preferred Stock (“preferred stock”), $0.01 par value per share, which remained outstanding at December 31, 2010. There are 10,000,000 shares authorized. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by Superior’s board; the board may also fix the number of shares constituting each series and increase or decrease the number of shares of any series.

The preferred stock is perpetual and ranks senior to Superior’s common stock with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up.

We have presented the preferred stock within the mezzanine section of our consolidated balance sheets and have accounted for the preferred stock under the ASC Topic for Distinguishing Liabilities from Equity.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Holders of the preferred stock are entitled to receive, when and if declared by Superior’s board, out of assets legally available therefor, cumulative cash dividends at the rate per annum of $40.00 per share of preferred stock. Dividends on the preferred stock are payable quarterly in arrears on December 1, March 1, June 1 and September 1 of each year (and, in the case of any undeclared and unpaid dividends, at such additional times and for such interim periods, if any, as determined by Superior’s board), at such annual rate. Dividends are cumulative from the date of the original issuance of the preferred stock, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends.

As of December 31, 2010, dividends on outstanding shares of preferred stock had been declared and paid in full with respect to each quarter since its initial issuance.

Liquidation Preference

Holders of preferred stock are entitled to receive, in the event that Superior is liquidated, dissolved or wound up, whether voluntarily or involuntarily, $1,000 per share (the “Liquidation Value”) plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution (the “Liquidation Preference”), and no more. Until the holders of preferred stock have been paid the Liquidation Preference in full, Superior may not make any payment to any holder of stock that ranks junior to the preferred stock upon liquidation, dissolution or winding up. As of December 31, 2010, the preferred stock had a total Liquidation Preference of $75.0 million.

Redemption

The preferred stock is redeemable, in whole or in part and at Superior’s option, at any time on or after November 18, 2013, for a redemption price of 101% of the Liquidation Value, plus all accrued dividends. The redemption price is payable in cash.

As a result of the Superior Merger, each share of preferred stock is convertible, at the option of the holder thereof, into $22.12 for each share of Superior common stock into which the preferred share would have been convertible prior to the Superior Merger (a “deemed common share”). The preferred shares had a conversion price of $25.00 per deemed common share prior to the Superior Merger (equivalent to a conversion rate of 40 deemed common shares for each share of preferred stock), representing 3,000,000 deemed common shares. This results in a redemption value of $66.4 million at December 31, 2010, payable in cash. The right to convert shares of preferred stock that may be called for redemption will terminate at the close of business on the day preceding a redemption date.

Voting Rights

Except as otherwise required from time to time by applicable law or upon certain events of default, the holders of preferred stock have no voting rights, and their consent is not required for taking any corporate action. When and if the holders of the preferred stock are entitled to vote, each holder will be entitled to one vote per share.

Note 15	Pension, Postretirement and Postemployment Benefits

Pension Plans

In conjunction with our acquisition of Pool Energy Services Co. (“Pool”) in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan (the “Pool Pension Plan”). Benefits under the Pool Pension Plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized information on the Pool Pension Plan is as follows:

	Pension Benefits
	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$18,865	$17,781
Interest cost	1,116	1,093
Actuarial loss (gain)	1,289	590
Benefit payments	(642)	(599)

Benefit obligation at end of year(1)	$20,628	$18,865

Change in plan assets:
Fair value of plan assets at beginning of year	$14,058	$12,113
Actual (loss) return on plan assets	1,364	1,902
Employer contribution	439	642
Benefit payments	(642)	(599)

Fair value of plan assets at end of year	$15,219	$14,058

Funded status:
Underfunded status at end of year	$(5,409)	$(4,807)
Amounts recognized in consolidated balance sheets:
Other long-term liabilities	$(5,409)	$(4,807)
Components of net periodic benefit cost (recognized in our consolidated statements of income):
Interest cost	$1,116	$1,093
Expected return on plan assets	(909)	(794)
Recognized net actuarial loss	457	545

Net periodic benefit cost	$664	$844

Weighted-average assumptions:
Weighted-average discount rate	5.50%	6.00%
Expected long-term rate of return on plan assets	6.50%	6.50%

(1)	As of December 31, 2010 and 2009, the accumulated benefit obligation was the same as the projected benefit obligation.

For the years ended December 31, 2010, 2009 and 2008, the net actuarial loss amounts included in accumulated other comprehensive income (loss) in the consolidated statements of changes in equity were approximately $(6.7) million, $(6.3) million and $(7.4) million, respectively. There were no other components, such as prior service costs or transition obligations relating to pension costs recorded within accumulated other comprehensive income (loss) during 2010, 2009 and 2008.

The amount included in accumulated other comprehensive income (loss) in the consolidated statements of changes in equity that is expected to be recognized as a component of net periodic benefit cost during 2011 is approximately $.5 million.

We analyze the historical performance of investments in equity and debt securities, together with current market factors such as inflation and interest rates to help us make assumptions necessary to estimate a long-term rate of return on plan assets. Once this estimate is made, we review the portfolio of plan assets and make

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments thereto that we believe are necessary to reflect a diversified blend of investments in equity and debt securities that is capable of achieving the estimated long-term rate of return without assuming an unreasonable level of investment risk.

The following table sets forth, by level within the fair value hierarchy, the investments in the Pool Pension Plan as of December 31, 2010. The investments’ fair value measurement level within the fair value hierarchy is classified in its entirety based on the lowest level of input that is significant to the measurement.

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets: (1)
Cash	$—	$361	$—	$361
Short-term investments:
Available-for-sale equity securities(2)	—	8,491	—	8,491
Available-for-sale debt securities(3)	—	6,368	—	6,368

Total investments	—	14,859	—	14,859

Total	$—	$15,220	$—	$15,220

(1)	Includes investments in collective trust funds that are valued based on the fair value of the underlying investments using quoted prices in active markets or other significant inputs that are deemed observable.

(2)	Includes funds that invest primarily in U.S. common stocks and foreign equity securities.

(3)	Includes funds that invest primarily in investment grade debt.

The measurement date used to determine pension measurements for the plan is December 31.

Our weighted-average asset allocations as of December 31, 2010 and 2009, by asset category are as follows:

	Pension Benefits
	2010	2009

Cash	2%	3%
Equity securities	56%	55%
Debt securities	42%	42%

Total	100%	100%

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

We expect to contribute approximately $1.3 million to the Pool Pension Plan in 2011. This is based on the sum of (1) the minimum contribution for the 2010 plan year that will be made in 2011 and (2) the estimated minimum required quarterly contributions for the 2011 plan year. We made contributions to the Pool Pension Plan in 2010 and 2009 totaling $.1 million and $.6 million, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, we expect that benefits to be paid in each of the next five years after 2010 and in the aggregate for the five years thereafter will be as follows:

(In thousands)

2011	$715
2012	777
2013	879
2014	1,007
2015	1,116
2016 — 2020	6,830

Some of our employees are covered by defined contribution plans. Our contributions to the plans totaled $13.6 million and $19.8 million for the years ended December 31, 2010 and 2009, respectively. Nabors does not provide post-employment benefits to its employees.

Post-retirement Benefits Other Than Pensions

Prior to the date of our acquisition, Pool provided certain post-retirement healthcare and life insurance benefits to eligible retirees who had attained specific age and years of service requirements. Nabors terminated this plan at the date of acquisition (November 24, 1999). A liability of approximately $.2 million was recorded in our consolidated balance sheets as of each of December 31, 2010 and 2009, to cover the estimated costs of beneficiaries covered by the plan at the date of acquisition.

Note 16	Related-Party Transactions

Nabors and its Chairman and Chief Executive Officer, its Deputy Chairman, President and Chief Operating Officer, and certain other key employees entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $11.7 million related to these policies. The cash surrender value of these policies of approximately $9.5 million and $9.3 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2010 and 2009, respectively.

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

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $271.6 million, $327.3 million and $285.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expenses from business transactions with these affiliated entities totaled $3.4 million, $9.8 million and $9.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, we had accounts receivable from these affiliated entities of $97.8 million and $104.2 million as of December 31, 2010 and 2009, respectively. We had accounts payable to these affiliated entities of $12.7 million and $14.8 million as of December 31, 2010 and 2009, respectively, and long-term payables with these affiliated entities of $.8 million as of each of December 31, 2010 and 2009, respectively, which are included in other long-term liabilities.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the equity investment in our unconsolidated U.S. oil and gas joint venture, in April 2010 we purchased $20.0 million face value of NFR Energy LLC’s 9.75% senior notes. These notes mature in 2017 with interest payable semi-annually on February 15 and August 15. During 2010, we recognized $1.4 million in interest income from these notes.

We own an interest in Shona Energy Company, LLC (“Shona”), a company of which Mr. Payne, an independent member of our Board of Directors, is the Chairman and Chief Executive Officer. During the fourth quarter of 2008, we purchased 1.8 million common shares of Shona for $.9 million. During the first quarter of 2010, we purchased shares of Shona’s preferred stock and warrants to purchase additional common shares for $.9 million. We currently hold a minority interest of approximately 10% of the issued and outstanding shares of Shona.

Note 17	Commitments and Contingencies

Commitments

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements.

The minimum rental commitments under capital leases, with lease terms in excess of one year subsequent to December 31, 2010, are as follows:

(In thousands)

2011	$2,201
2012	1,265
2013	546
2014	224
2015	61
Thereafter	—

$4,297

The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2010, are as follows:

(In thousands)

2011	$25,749
2012	18,501
2013	14,273
2014	10,315
2015	4,358
Thereafter	932

$74,128

The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $26.7 million, $25.5 million and $29.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Contracts

We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2010 are as follows:

(In thousands)

2011	$11,965
2012	11,965
2013	4,070
2014	319
2015 and thereafter	—

$28,319

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

In addition to a base salary, the new employment agreements provide for annual cash bonuses in an amount equal to 2.25% and 1.5%, for Messrs. Isenberg and Petrello, respectively, of Nabors’ net cash flow (as defined in the respective employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. For 2010, the annual cash bonuses for Messrs. Isenberg and Petrello pursuant to the formulas described in their employment agreements were $9.7 million and $6.5 million, respectively. The new employment agreements also provide a quarterly deferred bonus of $.6 million and $.25 million, respectively, to the accounts of Messrs. Isenberg and Petrello under Nabors’ executive deferred compensation plan for each quarter they are employed beginning June 30, 2009 and, in Mr. Petrello’s case, ending March 30, 2019.

Messrs. Isenberg and Petrello also are eligible for awards under Nabors’ equity plans, may participate in annual long-term incentive programs and pension and welfare plans on the same basis as other executives, and may receive special bonuses from time to time as determined by the Board of Directors. The new employment agreements effectively eliminated the risk of forfeiture of outstanding stock awards. Accordingly, we recognized compensation expense during the second quarter of 2009 with respect to all previously granted unvested awards to Messrs. Isenberg and Petrello. As of December 31, 2010, there was no unrecognized

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense related to restricted stock and stock option awards for either Mr. Isenberg or Mr. Petrello.

Termination in the event of death, disability, or termination without cause (including in the event of a Change in Control).  The new employment agreements provide for severance payments in the event that either Mr. Isenberg’s or Mr. Petrello’s employment agreement is terminated (i) upon death or disability, (ii) by Nabors prior to the expiration date of the employment agreement for any reason other than for Cause (as defined in the respective employment agreements), or (iii) by either individual for Constructive Termination Without Cause, each as defined in the respective employment agreements. Termination in the event of a Change in Control (as defined in the respective employment agreements) is considered a Constructive Termination Without Cause. Mr. Isenberg would be entitled to receive within 30 days of any such triggering event a payment of $100 million. Mr. Petrello would be entitled to receive within 30 days of his death or disability a payment of $50 million or in the event of Termination Without Cause or Constructive Termination Without Cause, a payment based on a formula of three times the average of his base salary and annual bonus (calculated as though the bonus formula under the new employment agreement had been in effect) paid during the three fiscal years preceding the termination. If, by way of example, Mr. Petrello were Terminated Without Cause subsequent to December 31, 2010, his payment would be approximately $34 million. The formula will be further reduced to two times the average stated above effective April 1, 2015.

The Company does not have insurance to cover its obligations in the event of death, disability, or termination without cause for either Messrs. Isenberg or Petrello and the Company has not recorded an expense or accrued a liability relating to these potential obligations.

In addition, under the new employment agreements, the affected individual would be entitled to receive (a) any unvested restricted stock or stock options outstanding, which would immediately and fully vest; (b) any amounts earned, accrued or owing to the executive but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which would be continued through the later of the expiration date or three years after the termination date; (c) continued participation in medical, dental and life insurance coverage until the executive received equivalent benefits or coverage through a subsequent employer or until the death of the executive or his spouse, whichever were later; and (d) any other or additional benefits in accordance with applicable plans and programs of Nabors. The vesting of unvested equity awards would not result in the recognition of any additional compensation expense, as all compensation expense related to Messrs. Isenberg’s and Petrello’s outstanding awards has been recognized as of December 31, 2010. In addition, the new employment agreements eliminate all tax gross-ups, including without limitation tax gross-ups on golden parachute excise taxes, which applied under the prior employment agreements. Estimates of the cash value of Nabors’ obligations to Messrs. Isenberg and Petrello under (b), (c) and (d) above are included in the payment amounts above.

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

Contingencies

Income Tax Contingencies

We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination of tax audits and any related litigation could be materially different than what is reflected in income tax provisions and accruals. An audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows in the period or periods challenged.

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 12 — Income Taxes for additional discussion.

On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment (the “Notice”) from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexico branch for 2003. The Notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The Notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deductions were appropriate and more recently that the government’s position lacks merit. NDIL’s Mexico branch took similar deductions for depreciation and labor expenses from 2004 to 2008. On June 30, 2009, the government proposed similar assessments against the Mexico branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006. We anticipate that a similar assessment will eventually be proposed against NDIL for 2004 through 2008 and against NDIL II for 2007 to 2010. We believe that the potential assessments will range from $6 million to $26 million per year for the period from 2004 to 2009, and in the aggregate, would be approximately $90 million to $95 million. Although we believe that any assessments related to the 2004 to 2010 years lack merit, a reserve has been recorded in accordance with GAAP. The statute of limitations for NDIL’s 2004 tax year recently expired. Accordingly, during the fourth quarter of 2010, we released $7.4 million from our tax reserves, which represented the reserve recorded for that tax year. If these additional assessments were made and we ultimately did not prevail, we would be required to recognize additional tax for the amount in excess of the current reserve.

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

In addition, we are subject to a $5.0 million deductible for all land rigs and for offshore rigs. This applies to all kinds of risks of physical damage except for named windstorms in the U.S. Gulf of Mexico for which we are self-insured.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, our self-insurance accruals totaled $145.6 million and $139.0 million, respectively, and our related insurance recoveries/receivables were $9.0 million and $12.9 million, respectively.

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

On July 5, 2007, we received an inquiry from the United States Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, which provided freight forwarding and customs clearance services to some of our affiliates. To date, the inquiry has focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria. The Audit Committee of our Board of Directors has engaged outside counsel to review some of our transactions with this vendor, has received periodic updates at its regularly scheduled meetings, and the Chairman of the Audit Committee has received updates between meetings as circumstances warrant. The investigation includes a review of certain amounts paid to and by Panalpina in connection with obtaining permits for the temporary importation of equipment and clearance of goods and materials through customs. Both the SEC and the United States Department of Justice have been advised of our investigation. The ultimate outcome of this investigation or the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws cannot be determined at this time.

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

In August 2010, Nabors and its wholly owned subsidiary, Diamond Acquisition Corp. (“Diamond”) were sued in three putative shareholder class actions. Two of the cases were dismissed. The remaining case pending, Jordan Denney, Individually and on Behalf of All Others Similarly Situated v. David E. Wallace, et al., Civil Action No. 10-1154, is pending in the United States District Court for the Western District of Pennsylvania. The suits were brought against Superior, the individual members of its board of directors, certain of Superior’s senior officers, Nabors and Diamond. The complaints alleged that Superior’s officers and directors violated various provisions of the Exchange Act and breached their fiduciary duties in connection with the Superior Merger, and that Nabors and Diamond aided and abetted these violations. The complaints sought injunctive relief, including an injunction against the consummation of the Superior Merger, monetary damages, and attorney’s fees and costs. The claim against Superior and its directors is covered by insurance after a deductible amount. We anticipate settling the claims in the claims in the first or second quarter of 2011, and that any settlement will be funded by Superior’s insurers to the extent it exceeds our deductible.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2011	2012	2013	Thereafter	Total
	(In thousands)

Financial standby letters of credit and other financial surety instruments	$83,010	$525	$12,158	$—	$95,693

Note 18	Earnings (Losses) Per Share

We include unvested restricted stock awards in the calculation of basic and diluted earnings per share using the two-class method as required by the Earnings Per Share Topic of the ASC.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$106,110	$(28,268)	$521,594
Less: net (income) loss attributable to noncontrolling interest	(85)	342	(3,927)

Net income (loss) from continuing operations — basic	106,025	(27,926)	517,667
Add interest expense on assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes, net of tax:
0.94% senior exchangeable notes due 2011(1)	—	—	—
Zero coupon exchangeable notes due 2023(2)	—	—	—

Adjusted net income (loss) attributable to Nabors — diluted	$106,025	$(27,926)	$517,667

Earnings (losses) per share:
Basic from continuing operations	$.37	$(.10)	$1.84

Diluted from continuing operations	$.37	$(.10)	$1.80

Income from discontinued operations, net of tax	$(11,330)	$(57,620)	$(41,930)

Earnings (losses) per share, discontinued operations:
Basic from discontinued operations	$(.04)	$(.20)	$(.15)

Diluted from discontinued operations	$(.04)	$(.20)	$(.15)

Shares (denominator):
Weighted-average number of shares outstanding — basic(3)	285,145	283,326	281,622
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	4,851	—	5,332
Assumed conversion of our zero coupon convertible/exchangeable senior debentures/notes:
0.94% senior exchangeable notes due 2011(1)	—	—	—
Zero coupon exchangeable notes due 2023(2)	—	—	1,282

Weighted-average number of shares outstanding — diluted	289,996	283,326	288,236

(1)	Diluted earnings (losses) per share for the years ended December 31, 2010, 2009 and 2008 exclude any incremental shares issuable upon exchange of the 0.94% senior exchangeable notes due 2011. As of December 31, 2010, we have purchased $1.3 billion par value of these notes in the open market, leaving approximately $1.4 billion par value outstanding. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes exchanged. We would issue an incremental number of shares only upon exchange of these notes. Such shares are included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation only when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur during any period for the years ended December 31, 2010, 2009 and 2008.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	In June and July 2008 Nabors Delaware paid cash of $171.8 million and $528.2 million, respectively, to redeem all of the notes. In addition to the $700 million in cash, we issued 5.25 million common shares with a fair value of $249.8 million, which equated to the excess of the exchange value of the notes over their principal amount. Because the conversion was completed during 2008, diluted earnings per share for the year ended December 31, 2008 reflect the conversion of the zero coupon senior exchangeable notes due 2023 which included the effect of the 5.25 million shares in the calculation of the weighted-average number of basic shares outstanding.

(3)	On July 31, 2009, the exchangeable shares of Nabors Exchangeco were exchanged for Nabors’ common shares on a one-for-one basis. Basic shares outstanding includes the following weighted-average number of common shares and restricted stock of Nabors and weighted-average number of exchangeable shares of Nabors Exchangeco, respectively: 285.1 million shares cumulatively for the year ended December 31, 2010; 283.2 million and .1 million shares for the year ended December 31, 2009; and 281.5 million and .1 million shares for the year ended December 31, 2008.

For all periods presented, the computation of diluted earnings (losses) per Nabors’ share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 14,004,749, 34,113,887 and 7,416,865 shares during the years ended December 31, 2010, 2009 and 2008, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock will be included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 19	Supplemental Balance Sheet, Income Statement and Cash Flow Information

At December 31, 2010, other long-term assets included a deposit of $40 million of restricted funds held at a financial institution to assure future credit availability for an unconsolidated affiliate. This cash is excluded from cash and cash equivalents in the Consolidated Balance Sheets and Statements of Cash Flows.

Accrued liabilities include the following:

	December 31,	December 31,
	2010	2009
	(In thousands)

Accrued compensation	$116,680	$79,195
Deferred revenue	88,389	57,563
Other taxes payable	25,227	33,126
Workers’ compensation liabilities	31,944	31,944
Interest payable	89,276	78,607
Due to joint venture partners	6,030	25,641
Warranty accrual	3,376	6,970
Litigation reserves	12,301	11,951
Professional fees	3,222	3,390
Current deferred tax liability	1,027	8,793
Other accrued liabilities	16,820	9,157

	$394,292	$346,337

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment income (loss) includes the following:

	Year Ended December 31,
	2010		2009		2008
	(In thousands)

Interest and dividend income	$7,162		$15,777		$40,148
Gains (losses) on marketable and non-marketable securities, net	486	(1)	9,822	(2)	(18,736	)(3)

	$7,648		$25,599		$21,412

(1)	Reflects gain on sale of debt securities and gains from our long-term investments of $4.9 million, partially offset by net unrealized losses of $4.4 million from our trading securities.

(2)	Reflects net unrealized gains of $9.8 million from our trading securities.

(3)	Reflects net unrealized gains of $8.5 million from our trading securities, offset by losses of $27.4 million from our actively managed funds classified as long-term investments.

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net includes the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$6,623	$5,525	$14,013 (1)
Acquisition-related costs	7,021	—	—
Litigation expenses	6,356	11,474	3,492
Foreign currency transaction losses (gains)	17,878	8,372	(2,718)
Losses (gains) on derivative instruments	119	(1,399)	14,581 (2)
Losses (gains) on debt extinguishment(3)	7,042	(11,197)	(12,248)
Other losses (gains)	2,021	(216)	(1,291)

	$47,060	$12,559	$15,829

(1)	Includes involuntary conversion losses recorded as a result of Hurricanes Gustav and Ike during 2008 of approximately $12.0 million, net of insurance recoveries.

(2)	Includes a $9.9 million loss on a three-month written put option and a $4.7 million loss on the fair value of our range-cap-and-floor derivative.

(3)	Includes $(7.0) million, $11.5 million and $12.2 million pre-tax (losses) gains on our purchases of our 0.94% senior exchangeable notes in the open market during 2010, 2009 and 2008, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash paid for income taxes	$58,574	$107,994	$235,907
Cash paid for interest, net of capitalized interest	180,731	126,796	67,327
Acquisitions of businesses:
Fair value of assets acquired	796,399	—	7,328
Goodwill	339,992	—	284
Liabilities assumed	(332,528)	—	(6,352)
Common stock of acquired company previously owned	—	—	—
Subsidiary preferred stock obligation	(69,188)	—	—

Cash paid for acquisitions of businesses	734,675	—	1,260
Cash acquired in acquisitions of businesses	(1,045)	—	(973)

Cash paid for acquisitions of businesses, net	$733,630	$—	$287

Note 20	Unaudited Quarterly Financial Information

	Year Ended December 31, 2010
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)

Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations(1)	$898,988	$904,874	$1,081,103	$1,322,927

Income (loss) from continuing operations, net of tax	$43,519	$43,971	$(31,563)	$50,183
Income from discontinued operations, net of tax	(4,421)	(909)	(7,591)	1,591
Less: Net (income) loss attributable to noncontrolling interest	1,102	559	(453)	(1,293)

Net income (loss) attributable to Nabors	$40,200	$43,621	$(39,607)	$50,481

Earnings (loss) per share:(2)
Basic from continuing operations	$.16	$.15	$(.11)	$.18
Basic from discontinued operations	(.02)	—	(.03)	—

Total Basic	$.14	$.15	$(.14)	$.18

Diluted from continuing operations	$.16	$.15	$(.11)	$.17
Diluted from discontinued operations	(.02)	—	(.03)	—

Total Diluted	$.14	$.15	$(.14)	$.17

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)

Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations(3)	$1,132,406	$862,103	$806,303	$727,174

Income (loss) from continuing operations, net of tax	$124,083	$(184,565)	$53,675	$(21,461)
Income from discontinued operations, net of tax	36	(8,641)	(23,250)	(25,765)
Less: Net (income) loss attributable to noncontrolling interest	1,051	220	(895)	(34)

Net income (loss) attributable to Nabors	$125,170	$(192,986)	$29,530	$(47,260)

Earnings per share:(2)
Basic from continuing operations	$.44	$(.65)	$.18	$(.08)
Basic from discontinued operations	—	(.03)	(.08)	(.09)

Total Basic	$.44	$(.68)	$.10	$(.17)

Diluted from continuing operations	$.44	$(.65)	$.18	$(.08)
Diluted from discontinued operations	—	(.03)	(.08)	(.09)

Total Diluted	$.44	$(.68)	$.10	$(.17)

(1)	Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $7.6 million, $8.8 million, $11.8 million and $4.9 million, respectively.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(3)	Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $(64.5) million, $(5.7) million, $17.1 million and $(102.3) million, respectively.

Note 21	Discontinued Operations

During 2010, we began actively marketing our oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia. These assets include our 49.7% and 50.0% ownership interests in our investments of Remora and SMVP, respectively, which we account for using the equity method of accounting. All of these assets are included in our oil and gas operating segment. We determined that the plan of sale criteria in the ASC Topic relating to the Presentation of Financial Statements for Assets Sold or Held for Sale had been met during the third quarter of 2010. Accordingly, we reclassified these wholly owned oil and gas assets from our property, plant and equipment, net, as well as our investment balances for Remora and SMVP from investments in unconsolidated affiliates to assets held for sale in our consolidated balance sheet at September 30, 2010.

The operating results from these assets for all periods presented are reported as discontinued operations in the accompanying audited consolidated statements of income (loss) and the respective accompanying notes to

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the consolidated financial statements. Our condensed statements of income (loss) from discontinued operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
Condensed Statements of Income	2010	2009	2008
	(In thousands)

Revenues	$37,840	$8,937	$4,354
Earnings (losses) from unconsolidated affiliates (1)	$(10,628)	$(59,248)	$(37,286)
Income (loss) from discontinued operations
Income (loss) from discontinued operations	$(13,195)	$(73,045)	$(45,443)
Less: income tax expense (benefit)	(1,865)	(15,425)	(3,513)

Income (loss) from discontinued operations, net of tax	$(11,330)	$(57,620)	$(41,930)

(1)	Includes our proportionate share of full-cost ceiling test writedowns of $47.8 million and $21.0 million for the years ended December 31, 2009 and 2008, respectively.

Note 22	Segment Information

As of December 31, 2010, we operated our business out of 11 operating segments. Our seven Contract Drilling operating segments are engaged in drilling, workover and well-servicing and pressure pumping operations, on land and offshore, and represent reportable segments. These operating segments consist of our Alaska, U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, Pressure Pumping, U.S. Offshore, Canada and International business units. Our oil and gas operating segment includes our wholly owned exploration entities and our unconsolidated oil and gas joint ventures with First Reserve Corporation. This segment is engaged in the exploration for, and the development of and production of oil and natural gas. Our Other Operating Segments, consisting of Canrig Drilling Technology Ltd., Ryan Energy Technologies, and Nabors Blue Sky Ltd., are engaged in the manufacturing of top drives, manufacturing of drilling instrumentation systems, construction and logistics services, trucking and logistics services, manufacturing and marketing of directional drilling and rig instrumentation systems, directional drilling, rig instrumentation and data collection services, and heliportable well services. These Other Operating Segments do not meet the criteria for disclosure, individually or in the aggregate, as reportable segments.

The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on several criteria, including adjusted income (loss) derived from operating activities.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth financial information with respect to our reportable segments:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating revenues and earnings (losses) from unconsolidated affiliates from continuing operations:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$1,294,853	$1,082,531	$1,878,441
U.S. Land Well-servicing	444,665	412,243	758,510
Pressure Pumping(3)	321,295	—	—
U.S. Offshore	123,761	157,305	252,529
Alaska	179,218	204,407	184,243
Canada	389,229	298,653	502,695
International	1,093,608	1,265,097	1,372,168

Subtotal Contract Drilling(4)	3,846,629	3,420,236	4,948,586
Oil and Gas(5)(6)	40,611	(158,780)	(118,533)
Other Operating Segments(7)(8)	456,893	446,282	683,186
Other reconciling items(9)	(136,241)	(179,752)	(198,245)

Total	$4,207,892	$3,527,986	$5,314,994

Depreciation and amortization, and depletion:(1)
Contract Drilling:
U.S. Lower 48 Land Drilling	$241,258	$226,875	$210,764
U.S. Land Well-servicing	65,561	69,557	65,050
Pressure Pumping(3)	32,204	—	—
U.S. Offshore	37,059	37,204	42,565
Alaska	37,195	29,946	21,710
Canada	74,735	65,883	67,373
International	247,134	208,949	172,066

Subtotal Contract Drilling	735,146	638,414	579,528
Oil and Gas	19,988	9,476	22,308
Other Operating Segments	31,880	30,542	38,903
Other reconciling items(9)	(4,818)	(1,915)	(4,064)

Total depreciation and amortization, and depletion	$782,196	$676,517	$636,675

Adjusted income (loss) derived from operating activities from continuing operations:(1)(10)
Contract Drilling:
U.S. Lower 48 Land Drilling	$274,215	$294,679	$628,579
U.S. Land Well-servicing	31,597	28,950	148,626
Pressure Pumping(3)	66,651	—	—
U.S. Offshore	9,245	30,508	59,179
Alaska	51,896	62,742	52,603
Canada	22,970	(7,019)	61,040
International	254,744	365,566	407,675

Subtotal Contract Drilling(4)	711,318	775,426	1,357,702
Oil and Gas(5)(6)	6,329	(190,798)	(159,931)
Other Operating Segments(7)(8)	43,179	34,120	68,572
Other reconciling items(11)	(105,393)	(196,844)	(167,831)

Total adjusted income derived from operating activities	$655,433	$421,904	$1,098,512

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Interest expense	(273,044)	(266,039)	(196,718)
Investment income (loss)	7,648	25,599	21,412
Gains (losses) on sales and retirements of long-lived assets and other (income) expense, net	(47,060)	(12,559)	(15,829)
Impairments and other charges(12)	(260,931)	(330,976)	(176,123)
Income (loss) from continuing operations before income taxes	82,046	(162,071)	731,254
Income tax expense (benefit)	(24,814)	(133,803)	209,660
Subsidiary preferred stock dividend	750	—	—

Income (loss) from continuing operations, net of tax	106,110	(28,268)	521,594
Income (loss) from discontinued operations, net of tax	(11,330)	(57,620)	(41,930)

Net income (loss)	94,780	(85,888)	479,664
Less: Net income (loss) attributable to noncontrolling interest	(85)	342	(3,927)

Net income (loss) attributable to Nabors	$94,695	$(85,546)	$475,737

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Capital expenditures and acquisitions of businesses:(13)
Contract Drilling:
U.S. Lower 48 Land Drilling	$294,239	$327,269	$405,831
U.S. Land Well-servicing	84,657	16,671	48,911
Pressure Pumping(3)	924,693	—	—
U.S. Offshore	23,625	48,694	82,574
Alaska	891	55,426	85,735
Canada	53,834	29,214	85,113
International	365,597	328,252	635,340

Subtotal Contract Drilling	1,747,536	805,526	1,343,504
Oil and Gas	113,361	184,185	191,937
Other Operating Segments	28,799	20,446	32,191
Other reconciling items(11)(17)	(11,633)	(19,870)	10,609

Total capital expenditures and acquisitions of businesses	$1,878,063	$990,287	$1,578,241

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009	2008
	(In thousands)

Total assets:
Contract Drilling:(14)
U.S. Lower 48 Land Drilling	$2,762,362	$2,609,101	$2,833,618
U.S. Land Well-servicing	630,518	594,456	707,009
Pressure Pumping(3)	1,163,236	—	—
U.S. Offshore	379,292	440,556	480,324
Alaska	313,123	373,146	356,603
Canada	1,065,268	984,740	906,154
International	3,279,763	3,151,513	3,080,947

Subtotal Contract Drilling	9,593,562	8,153,512	8,364,655
Oil and Gas(15)	805,410	835,465	929,848
Other Operating Segments(16)	539,373	502,501	578,802
Other reconciling items(11)(17)	708,224	1,153,212	644,594

Total assets	$11,646,569	$10,644,690	$10,517,899

(1)	All information presents the operating activities of oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia as discontinued operations.

(2)	These segments include our drilling, workover and well-servicing and pressure pumping operations, on land and offshore.

(3)	Includes operating results of the Superior Merger after September 10, 2010.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $6.9 million, $9.7 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(5)	Includes our proportionate share of full-cost ceiling test writedowns recorded by our unconsolidated U.S. oil and gas joint venture of $(189.3) million and $(207.3) million for the years ended December 31, 2009 and 2008, respectively.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $18.7 million, $(182.6) million and $(204.1) million for the years ended December 31, 2010, 2009 and 2008, respectively. Additional information is provided in Note 24 — Supplemental Information on Oil and Gas Exploration and Production Activities.

(7)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(8)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $7.7 million, $17.5 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(9)	Represents the elimination of inter-segment transactions.

(10)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates. Such amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income

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

(11)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(12)	Represents impairments and other charges recorded during the years ended December 31, 2010, 2009 and 2008, respectively.

(13)	Includes the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(14)	Includes $54.8 million, $49.8 million and $49.2 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2010, 2009 and 2008, respectively.

(15)	Includes $146.5 million, $190.1 million and $298.3 million investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2010, 2009 and 2008, respectively.

(16)	Includes $64.5 million, $65.8 million and $63.3 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2010, 2009 and 2008, respectively.

(17)	Includes $1.9 million and $.9 million of investments in unconsolidated affiliates accounted for using the cost method as of December 31, 2010 and 2009, respectively.

The following table sets forth financial information with respect to Nabors’ operations by geographic area:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating revenues and earnings (losses) from unconsolidated affiliates from continuing operations:
U.S.	$2,633,055	$1,802,140	$3,306,064
Outside the U.S.	1,574,837	1,725,846	2,008,930

	$4,207,892	$3,527,986	$5,314,994

Property, plant and equipment, net:
U.S.	$4,447,388	$4,107,250	$4,059,697
Outside the U.S.	3,368,031	3,538,800	3,272,262

	$7,815,419	$7,646,050	$7,331,959

Goodwill:
U.S.	$459,560	$130,275	$130,275
Outside the U.S.	34,812	33,990	45,474

	$494,372	$164,265	$175,749

Note 23	Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, and Nabors and Nabors Delaware fully and unconditionally guaranteed the 4.875% senior notes due August 2009 issued by Nabors Holdings 1, ULC, an unlimited liability company formed under the Companies Act of Nova Scotia, Canada and a subsidiary of Nabors (“Nabors Holdings”). During 2009, we paid the balance of Nabors Holdings 1, ULC’s 4.875% senior notes. Effective September 30, 2009, Nabors Holdings 1, ULC was amalgamated with Nabors Drilling Canada ULC, the successor company.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of December 31, 2010 and 2009, statements of income (loss) for the years ended December 31, 2010, 2009 and 2008 and the consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2010
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$10,847	$20	$—	$630,835	$—	$641,702
Short-term investments	—	—	—	159,488	—	159,488
Assets held for sale	—	—	—	352,048	—	352,048
Accounts receivable, net	—	—	—	1,116,510	—	1,116,510
Inventory	—	—	—	158,836	—	158,836
Deferred income taxes	—	—	—	31,510	—	31,510
Other current assets	50	16,366	—	136,420	—	152,836

Total current assets	10,897	16,386	—	2,585,647	—	2,612,930
Long-term investments and other receivables	—	—	—	40,300	—	40,300
Property, plant and equipment, net	—	44,270	—	7,771,149	—	7,815,419
Goodwill	—	—	—	494,372	—	494,372
Intercompany receivables	160,250	—	—	322,697	(482,947)	—
Investment in unconsolidated affiliates	5,160,800	5,814,219	—	1,665,459	(12,372,755)	267,723
Other long-term assets	—	36,538	—	379,287	—	415,825

Total assets	$5,331,947	$5,911,413	$—	$13,258,911	$(12,855,702)	$11,646,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,378,178	$—	$840	$—	$1,379,018
Trade accounts payable	—	—	—	355,282	—	355,282
Accrued liabilities	3,785	89,480	—	301,027	—	394,292
Income taxes payable	—	6,859	—	18,929	—	25,788

Total current liabilities	3,785	1,474,517	—	676,078	—	2,154,380
Long-term debt	—	3,062,291	—	1,835	—	3,064,126
Other long-term liabilities	—	12,787	—	232,978	—	245,765
Deferred income taxes	—	71,815	—	698,432	—	770,247
Intercompany payable	—	301,451	—	181,496	(482,947)	—

Total liabilities	3,785	4,922,861	—	1,790,819	(482,947)	6,234,518

Subsidiary preferred stock	—	—	—	69,188	—	69,188

Shareholders’ equity	5,328,162	988,552	—	11,384,203	(12,372,755)	5,328,162
Noncontrolling interest	—	—	—	14,701	—	14,701

Total equity	5,328,162	988,552	—	11,398,904	(12,372,755)	5,342,863

Total liabilities and equity	$5,331,947	$5,911,413	$—	$13,258,911	$(12,855,702)	$11,646,569

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$11,702	$135	$—	$915,978	$—	$927,815
Short-term investments	—	—	—	163,036	—	163,036
Accounts receivable, net	—	—	—	724,040	—	724,040
Inventory	—	—	—	100,819	—	100,819
Deferred income taxes	—	—	—	125,163	—	125,163
Other current assets	50	(15,606)	—	151,347	—	135,791

Total current assets	11,752	(15,471)	—	2,180,383	—	2,176,664
Long-term investments and other receivables	—	—	—	100,882	—	100,882
Property, plant and equipment, net	—	46,473	—	7,599,577	—	7,646,050
Goodwill	—	—	—	164,265	—	164,265
Intercompany receivables	233,482	453,298	—	192,492	(879,272)	—
Investment in unconsolidated affiliates	4,923,949	5,110,430	—	2,168,884	(11,896,655)	306,608
Other long-term assets	—	29,952	—	220,269	—	250,221

Total assets	$5,169,183	$5,624,682	$—	$12,626,752	$(12,775,927)	$10,644,690

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—	$163	$—	$163
Trade accounts payable	20	8	—	226,395	—	226,423
Accrued liabilities	1,507	78,359	—	266,471	—	346,337
Income taxes payable	—	9,530	—	26,169	—	35,699

Total current liabilities	1,527	87,897	—	519,198	—	608,622
Long-term debt	—	3,939,896	—	709	—	3,940,605
Other long-term liabilities	—	3,446	—	236,611	—	240,057
Deferred income taxes	—	112,760	—	560,667	—	673,427
Intercompany payable	—	—	—	879,272	(879,272)	—

Total liabilities	1,527	4,143,999	—	2,196,457	(879,272)	5,462,711

Shareholders’ equity	5,167,656	1,480,683	—	10,415,972	(11,896,655)	5,167,656
Noncontrolling interest	—	—	—	14,323	—	14,323

Total equity	5,167,656	1,480,683	—	10,430,295	(11,896,655)	5,181,979

Total liabilities and equity	$5,169,183	$5,624,682	$—	$12,626,752	$(12,775,927)	$10,644,690

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income (Loss)

	Year Ended December 31, 2010
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$4,174,635	$—	$4,174,635
Earnings (losses) from unconsolidated affiliates	—	—	—	33,257	—	33,257
Earnings (losses) from consolidated affiliates	68,749	(183,242)	—	(316,657)	431,150	—
Investment income (loss)	15	—	—	7,633	—	7,648
Intercompany interest income	—	72,435	—	—	(72,435)	—

Total revenues and other income	68,764	(110,807)	—	3,898,868	358,715	4,215,540

Costs and other deductions:
Direct costs	—	—	—	2,423,602	—	2,423,602
General and administrative expenses	9,165	445	—	338,008	(957)	346,661
Depreciation and amortization	—	3,303	—	760,950	—	764,253
Depletion	—	—	—	17,943	—	17,943
Interest expense	—	283,396	—	(10,352)	—	273,044
Intercompany interest expense	—	—	—	72,435	(72,435)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(35,096)	42,504	—	38,695	957	47,060
Impairments and other charges	—	—	—	260,931	—	260,931

Total costs and other deductions	(25,931)	329,648	—	3,902,212	(72,435)	4,133,494

Income (loss) from continuing operations before income taxes	94,695	(440,455)	—	(3,344)	431,150	82,046
Income tax expense (benefit)	—	(95,168)	—	70,354	—	(24,814)
Subsidiary preferred stock dividend	—	—	—	750	—	750

Income (loss) from continuing operations, net of tax	94,695	(345,287)	—	(74,448)	431,150	106,110
Income (loss) from discontinued operations, net of tax	—	—	—	(11,330)	—	(11,330)

Net income (loss)	94,695	(345,287)	—	(85,778)	431,150	94,780
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(85)	—	(85)

Net income (loss) attributable to Nabors	$94,695	$(345,287)	$—	$(85,863)	$431,150	$94,695

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$3,683,419	$—	$3,683,419
Earnings (losses) from unconsolidated affiliates	—	—	—	(155,433)	—	(155,433)
Earnings (losses) from consolidated affiliates	(74,204)	(316,443)	(86,751)	(441,133)	918,531	—
Investment income (loss)	58	2,357	101	23,083	—	25,599
Intercompany interest income	—	66,150	5,558	—	(71,708)	—

Total revenues and other income	(74,146)	(247,936)	(81,092)	3,109,936	846,823	3,553,585

Costs and other deductions:
Direct costs	—	—	—	2,001,404	—	2,001,404
General and administrative expenses	28,350	336	1	400,044	(570)	428,161
Depreciation and amortization	—	3,594	—	663,506	—	667,100
Depletion	—	—	—	9,417	—	9,417
Interest expense	—	288,715	5,634	(28,310)	—	266,039
Intercompany interest expense	—	—	—	71,708	(71,708)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(16,950)	4,145	5,069	37,972	(17,677)	12,559
Impairments and other charges	—	—	—	330,976	—	330,976

Total costs and other deductions	11,400	296,790	10,704	3,486,717	(89,955)	3,715,656

Income (loss) from continuing operations before income taxes	(85,546)	(544,726)	(91,796)	(376,781)	936,778	(162,071)
Income tax expense (benefit)	—	(84,465)	15,744	(65,082)	—	(133,803)

Income (loss) from continuing operations, net of tax	(85,546)	(460,261)	(107,540)	(311,699)	936,778	(28,268)
Income (loss) from discontinued operations, net of tax	—	—	—	(57,620)	—	(57,620)

Net income (loss)	(85,546)	(460,261)	(107,540)	(369,319)	936,778	(85,888)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	342	—	342

Net income (loss) attributable to Nabors	$(85,546)	$(460,261)	$(107,540)	$(368,977)	$936,778	$(85,546)

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$—	$5,507,542	$—	$5,507,542
Earnings (losses) from unconsolidated affiliates	—	—	—	(192,548)	—	(192,548)
Earnings (losses) from consolidated affiliates	490,138	197,934	19,335	130,981	(838,388)	—
Investment income (loss)	364	2,373	3	18,672	—	21,412
Intercompany interest income	4,000	70,017	11,840	—	(85,857)	—

Total revenues and other income	494,502	270,324	31,178	5,464,647	(924,245)	5,336,406

Costs and other deductions:
Direct costs	—	—	—	3,100,613	—	3,100,613
General and administrative expenses	21,191	494	32	458,792	(1,315)	479,194
Depreciation and amortization	—	3,901	—	610,466	—	614,367
Depletion	—	—	—	22,308	—	22,308
Interest expense	—	197,145	11,440	(11,867)	—	196,718
Intercompany interest expense	—	—	—	85,857	(85,857)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(2,426)	(5,045)	27,444	(5,459)	1,315	15,829
Impairments and other charges	—	—	—	176,123	—	176,123
Total costs and other deductions	18,765	196,495	38,916	4,436,833	(85,857)	4,605,152

Income (loss) from continuing operations before income taxes	475,737	73,829	(7,738)	1,027,814	(838,388)	731,254
Income tax expense (benefit)	—	(45,920)	(2,477)	258,057	—	209,660

Income (loss) from continuing operations, net of tax	475,737	119,749	(5,261)	769,757	(838,388)	521,594
Income (loss) from discontinued operations, net of tax	—	—	—	(41,930)	—	(41,930)

Net income (loss)	475,737	119,749	(5,261)	727,827	(838,388)	479,664
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(3,927)	—	(3,927)

Net income (loss) attributable to Nabors	$475,737	$119,749	$(5,261)	$723,900	$(838,388)	$475,737

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2010
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)

Net cash provided by (used for) operating activities	$115,179	$757,345	$—	$504,460	$(270,000)	$1,106,984

Cash flows from investing activities:
Purchases of investments	—	—	—	(34,147)	—	(34,147)
Sales and maturities of investments	—	—	—	34,613	—	34,613
Cash paid for acquisition of businesses, net	—	—	—	(733,630)	—	(733,630)
Investment in unconsolidated affiliates	—	—	—	(40,936)	—	(40,936)
Capital expenditures	—	—	—	(930,277)	—	(930,277)
Proceeds from sales of assets and insurance claims	—	—	—	31,072	—	31,072
Cash paid for investments in consolidated affiliates	(122,300)	(1,027,134)	—	—	1,149,434	—

Net cash provided by (used for) investing activities	(122,300)	(1,027,134)	—	(1,673,305)	1,149,434	(1,673,305)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(6,298)	—	(6,298)
Proceeds from long-term debt	—	696,948	—	—	—	696,948
Debt issuance costs	—	(8,934)	—	—	—	(8,934)
Payments for hedge transactions	—	(5,667)	—	—	—	(5,667)
Proceeds from Revolving Credit Facility	—	600,000	—	—	—	600,000
Intercompany debt	—	—	—	—	—	—
Proceeds from issuance of common shares	8,201	—	—	—	—	8,201
Reduction in long-term debt	—	(274,095)	—	(124,419)	—	(398,514)
Reduction in Revolving Credit Facility	—	(600,000)	—	—	—	(600,000)
Repurchase of equity component of convertible debt	—	(4,712)	—	—	—	(4,712)
Settlement of call options and warrants, net	—	1,134	—	—	—	1,134
Purchase of restricted stock	(1,935)	—	—	—	—	(1,935)
Tax benefit related to share-based awards	—	—	—	31	—	31
Cash dividends paid	—	(135,000)	—	(135,000)	270,000	—
Proceeds from parent contributions	—	—	—	1,149,434	(1,149,434)	—

Net cash (used for) provided by financing activities	6,266	269,674	—	883,748	(879,434)	280,254
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(46)	—	(46)

Net (decrease) increase in cash and cash equivalents	(855)	(115)	—	(285,143)	—	(286,113)
Cash and cash equivalents, beginning of period	11,702	135	—	915,978	—	927,815

Cash and cash equivalents, end of period	$10,847	$20	$—	$630,835	$—	$641,702

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)

Net cash provided by (used for) operating activities	$40,589	$646,645	$608	$1,089,086	$(159,956)	$1,616,972

Cash flows from investing activities:
Purchases of investments	—	—	—	(32,674)	—	(32,674)
Sales and maturities of investments	—	—	—	57,033	—	57,033
Investment in unconsolidated affiliates	—	—	—	(125,076)	—	(125,076)
Capital expenditures	—	—	—	(1,093,435)	—	(1,093,435)
Proceeds from sales of assets and insurance claims	—	—	—	31,375	—	31,375
Proceeds from sale of consolidated affiliates	—	—	239,421	(239,421)	—	—
Cash paid for investments in consolidated affiliates	(46,912)	(900,000)	—	—	946,912	—

Net cash provided by (used for) investing activities	(46,912)	(900,000)	239,421	(1,402,198)	946,912	(1,162,777)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(18,157)	—	(18,157)
Proceeds from long-term debt	—	1,124,978	—	—	—	1,124,978
Debt issuance costs	—	(8,832)	—	—	—	(8,832)
Intercompany debt	—	—	143,859	(143,859)	—	—
Proceeds from issuance of common shares	11,249	—	—	—	—	11,249
Reduction in long-term debt	—	(856,203)	(225,191)	(407)	—	(1,081,801)
Repurchase of equity component of convertible debt	—	(6,586)	—	—	—	(6,586)
Purchase of restricted stock	(1,515)	—	—	—	—	(1,515)
Tax benefit related to share-based awards	—	37	—	—	—	37
Cash dividends paid	—	—	(159,956)	—	159,956	—
Proceeds from parent contributions	—	—	—	946,912	(946,912)	—

Net cash (used for) provided by financing activities	9,734	253,394	(241,288)	784,489	(786,956)	19,373
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12,160	—	12,160

Net (decrease) increase in cash and cash equivalents	3,411	39	(1,259)	483,537	—	485,728
Cash and cash equivalents, beginning of period	8,291	96	1,259	432,441	—	442,087

Cash and cash equivalents, end of period	$11,702	$135	$—	$915,978	$—	$927,815

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
		Nabors		Other
	Nabors	Delaware	Nabors	Subsidiaries
	(Parent/	(Issuer/	Holdings	(Non	Consolidating	Consolidated
	Guarantor)	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)

Net cash provided by (used for) operating activities	$39,987	$287,628	$(162,293)	$1,455,628	$(158,126)	$1,462,824

Cash flows from investing activities:
Purchases of investments	—	—	—	(269,983)	—	(269,983)
Sales and maturities of investments	—	—	—	521,613	—	521,613
Cash paid for acquisitions of businesses, net	—	—	—	(287)	—	(287)
Investment in unconsolidated affiliates	—	—	—	(271,309)	—	(271,309)
Capital expenditures	—	(16,817)	—	(1,490,162)	—	(1,506,979)
Proceeds from sales of assets and insurance claims	—	—	—	69,842	—	69,842
Cash paid for investments in consolidated affiliates	(85,927)	(150,626)	—	(163,548)	400,101	—

Net cash provided by (used for) investing activities	(85,927)	(167,443)	—	(1,603,834)	400,101	(1,457,103)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	23,858	—	23,858
Proceeds from long-term debt	—	962,901	—	—	—	962,901
Debt issuance costs	—	(7,324)	—	—	—	(7,324)
Proceeds from issuance of common shares	56,633	—	—	(3)	—	56,630
Reduction in long-term debt	—	(836,431)	—	(80)	—	(836,511)
Repurchase of common shares	—	(247,357)	—	(33,744)	—	(281,101)
Purchase of restricted stock	(13,061)	—	—	—	—	(13,061)
Tax benefit related to share-based awards	—	5,369	—	—	—	5,369
Cash dividends paid	—	—	—	(158,126)	158,126	—
Proceeds from parent contributions	—	—	163,548	236,553	(400,101)	—

Net cash (used for) provided by financing activities	43,572	(122,842)	163,548	68,458	(241,975)	(89,239)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5,701)	—	(5,701)

Net (decrease) increase in cash and cash equivalents	(2,368)	(2,657)	1,255	(85,449)	—	(89,219)
Cash and cash equivalents, beginning of period	10,659	2,753	4	517,890	—	531,306

Cash and cash equivalents, end of period	$8,291	$96	$1,259	$432,441	$—	$442,087

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24	Supplemental Information on Oil and Gas Exploration and Production Activities (unaudited)

The operations of our Oil and Gas operating segment focus on the exploration for and the acquisition, development and production of natural gas, oil and natural gas liquids in the United States, the Canadian provinces of Alberta and British Columbia, and Colombia.

Our Oil and Gas operating segment includes our wholly owned oil and gas assets and our unconsolidated oil and gas joint ventures. In December 2008, the SEC revised oil and gas reporting disclosures, which clarified that we should consider our equity-method investments when determining whether we have significant oil and gas activities beginning in 2009. A one-year deferral of the disclosure requirements was allowed if an entity became subject to the requirements because of the change to the definition of significant oil and gas activities. When operating results from our wholly owned oil and gas activities were considered with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, we determined that we had significant oil and gas activities under the new definition. Accordingly, we are presenting the information with regard to our oil and gas producing activities as of and for the year ended December 31, 2010.

The estimates of net proved natural gas and oil reserves are based on reserve reports as of December 31, 2010, which were prepared by independent petroleum engineers. AJM Petroleum Consultants prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Canada. Miller and Lents, Ltd. prepared reports of estimated proved oil and gas reserves for both our wholly and our U.S. joint venture’s interests in natural gas and oil properties located in the United States. Netherland, Sewell & Associates, Inc. prepared reports of estimated proved oil reserves for certain oil properties located in Cat Canyon and West Cat Canyon Fields, Santa Barbara County, California. Lonquist & Co., LLC prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Colombia.

The following supplementary information includes our results of operations for oil and gas production activities; capitalized costs related to oil and gas producing activities; and costs incurred in oil and gas property acquisition, exploration and development. Supplemental information is also provided for the estimated quantities of proved oil and gas reserves; the standardized measure of discounted future net cash flows associated with proved oil and gas reserves; and a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil and gas reserves.

Results of Operations

Results of operations consist of all activities within our Oil and Gas operating segment. Net revenues from production include only the revenues from the production and sale of natural gas, oil, and natural gas liquids. Production costs are those incurred to operate and maintain wells and related equipment and facilities used in oil and gas operations. Exploration expenses include dry-hole costs, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include DD&A allowances, after giving

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

	For the Year Ended December 31, 2010
	United
	States	Canada	Colombia	Total
	(In thousands)

Results of Operations
Consolidated Subsidiaries
Revenue	$19,180	$11,276	$16,619	$47,075
Production costs	8,510	7,965	7,918	24,393
Exploration expenses	—	—	39,047	39,047
Depreciation and depletion	20,092	5,424	3,737	29,253
Impairment of oil and gas properties	110,165	—	—	110,165
Related income tax expense (benefit)	(15,856)	(3,078)	610	(18,324)

Results of producing activities for consolidated subsidiaries	$(103,731)	$965	$(34,693)	$(137,459)
Equity Companies(1)
Revenue	$64,736	$6,038	$20,176	$90,950
Production costs	18,460	9,036	9,174	36,670
Depreciation and depletion	24,221	6,033	7,058	37,312
Impairment of oil and gas properties	851	—	—	851
Realized gain on derivative instruments	(25,424)	(2,543)	—	(27,967)

Related income tax expense (benefit)(2)	—	—	—	—
Results of producing activities for equity companies	$46,628	$(6,488)	$3,944	$44,084

Total results of operations	$(57,103)	$(5,523)	$(30,749)	$(93,375)

(1)	Represents our proportionate share of interests in our equity companies.

(2)	Equity companies are pass-through entities for tax purposes.

Capitalized Cost

Capitalized costs include the cost of properties, equipment and facilities for oil and gas-producing activities. Capitalized costs for proved properties include costs for oil and gas leaseholds where proved reserves have been identified, development wells, and related equipment and facilities, including development wells in progress. Capitalized costs for unproved properties include costs for acquiring oil and gas leaseholds

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where no proved reserves have been identified, including costs of exploratory wells that are in the process of drilling or in active completion, and costs of exploratory wells suspended or waiting on completion.

	For the Year Ended December 31, 2010
	United States	Canada	Colombia	Total
	(In thousands)

Capitalized Costs
Consolidated Subsidiaries
Property acquisition costs, proved	$480,618	$62,109	$57,251	$599,978
Property acquisition costs, unproved	136,625	89,785	1,174	227,584

Total acquisition costs	617,243	151,894	58,425	827,562
Accumulated depreciation and depletion	(463,330)	(7,344)	(3,782)	(474,456)

Net capitalized costs for consolidated subsidiaries	$153,913	$144,550	$54,643	$353,106
Equity Companies(1)
Property acquisition costs, proved	$749,515	$78,224	$98,629	$926,368
Property acquisition costs, unproved	108,541	28,884	883	138,308

Total acquisition costs	858,056	107,108	99,512	1,064,676
Accumulated depreciation and depletion	(460,622)	(72,338)	(31,825)	(564,785)

Net capitalized costs for equity companies	$397,434	$34,770	$67,687	$499,891

(1)	Represents our proportionate share of interests in our equity companies.

Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development

Amounts reported as costs incurred include both capitalized costs and costs charged to expense during 2010 for oil and gas property acquisition, exploration and development activities. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligations resulting from changes to cost estimates during the year. Exploration costs include the costs of drilling and equipping successful exploration wells, as well as dry-hole costs, geological and

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

geophysical expenses, and the costs of retaining undeveloped leaseholds. Development costs include the costs of drilling and equipping development wells, and construction of related production facilities.

	For the Year Ended December 31, 2010
	United
	States	Canada	Colombia	Total
	(In thousands)

Costs incurred in property acquisitions, exploration and development activities
Consolidated Subsidiaries
Property acquisition costs, proved	$25,080	$—	$—	$25,080
Property acquisition costs, unproved	25,202	—	1,000	26,202
Exploration costs	8,199	—	33,599	41,798
Development costs	19,118	3,876	—	22,994
Asset retirement costs	—	—	770	770

Total costs incurred for consolidated subsidiaries	$77,599	$3,876	$35,369	$116,844
Equity Companies(1)
Property acquisition costs, proved	$29,975	$—	$—	$29,975
Property acquisition costs, unproved	34,207	—	—	34,207
Exploration costs	108	—	29,927	30,035
Development costs	118,828	1,056	11,805	131,689
Asset retirement costs	296	—	(104)	192

Total costs incurred for equity companies	$183,414	$1,056	$41,628	$226,098

(1)	Represents our proportionate share of interests in equity companies.

Oil and Gas Reserves

The reserve disclosures that follow reflect estimates of proved reserves for our consolidated subsidiaries and equity companies of natural gas, oil, and natural gas liquids owned at December 31, 2010 and changes in proved reserves during 2010. Our year-end reserve volumes for 2010 shown in the following tables were calculated using average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. These reserve quantities are also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow. Estimates of volumes of proved reserves of natural gas at year end are expressed in billions of cubic feet (Bcf) at a pressure base of 14.73 pounds per square inch for natural gas and in millions of barrels (MMBbls) for oil and natural gas liquids.

For our wholly owned properties in the United States, the prices used in our reserve reports were $3.72 per mcf for the 12-month average of natural gas, $36.43 per barrel for liquid natural gas and $61.12 per barrel for oil at December 31, 2010. The prices used in our reserve reports by our unconsolidated U.S. joint venture were $4.53 per mcf for the 12-month average of natural gas, $39.04 per barrel for liquid natural gas and $70.60 per barrel for oil at December 31, 2010. For our wholly owned properties in Canada, the price used in our reserve reports was $2.81 per mcf for the 12-month average of natural gas at December 31, 2010. The 12-month average price for natural gas used in the reserve report by our unconsolidated Canada joint venture was $2.78 per mcf at December 31, 2010. For our wholly owned properties in Colombia, the price used in our reserve reports was $78.21 per barrel for oil at December 31, 2010. The oil price used in the reserve report by our unconsolidated Colombia joint venture was $76.00 per barrel at December 31, 2010.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or re-evaluation of (1) already available geologic, reservoir or production data, (2) new geologic, reservoir or production data or (3) changes in average prices and year-end costs that are used in the estimation of reserves. This category can also include significant changes in either development strategy or production equipment/facility capacity.

Proved reserves include 100 percent of each majority-owned affiliate’s participation in proved reserves and our ownership percentage of the proved reserves of equity companies, but exclude royalties and quantities due others.

In the proved reserves tables, consolidated reserves and equity company reserves are reported separately. However, we do not view equity company reserves any differently than those from our consolidated subsidiaries.

Net proved developed reserves are those volumes that are expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Net proved undeveloped reserves are those volumes that are

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

	United States		Canada		Colombia		Total
		Natural		Natural		Natural		Natural
	Liquids	Gas	Liquids	Gas	Liquids	Gas	Liquids	Gas
Reserves	(MMBbls)	(Bcf)	(MMBbls)	(Bcf)	(MMBbls)	(Bcf)	(MMBbls)	(Bcf)

Net proved reserves of consolidated subsidiaries
January 1, 2010	0.4	29.6	—	5.0	0.9	—	1.3	34.6
Revisions	0.1	(11.7)	—	3.6	(0.7)	—	(0.6)	(8.1)
Extensions, additions and discoveries	—	5.0	—	—	2.0	—	2.0	5.0
Production	(0.1)	(3.1)	—	(3.1)	(0.2)	—	(0.3)	(6.2)
Purchases in place	20.8	—	—	—	—	—	20.8	—
Sales in place	—	—	—	—	—	—	—	—

December 31, 2010	21.2	19.8	—	5.5	2.0	—	23.2	25.3
Proportional interest in proved reserves of equity companies
January 1, 2010	5.2	466.9	—	7.5	0.6	—	5.8	474.4
Revisions	1.5	(119.1)	—	(0.8)	0.5	—	2.0	(119.9)
Extensions, additions and discoveries	0.6	108.5	—	—	1.3	—	1.9	108.5
Production	(0.2)	(12.3)	—	(1.5)	(0.3)	—	(0.5)	(13.8)
Purchases in place	0.8	109.8	—	—	—	—	0.8	109.8
Sales in place	—	(1.0)	—	—	(0.2)	—	(0.2)	(1.0)

December 31, 2010	7.9	552.8	—	5.2	1.9	—	9.8	558.0
Total proved reserves at December 31, 2010	29.1	572.6	—	10.7	3.9	—	33.0	583.3
Proved Developed Reserves at December 31, 2010
Consolidated subsidiaries	2.7	17.1	—	5.5	1.6	—	4.3	22.6
Equity companies(1)	3.0	147.1	—	5.2	0.5	—	3.5	152.3
Proved Undeveloped Reserves at December 31, 2010
Consolidated subsidiaries	18.5	2.7	—	—	0.4	—	18.9	2.7
Equity companies(1)	4.9	405.7	—	—	1.4	—	6.3	405.7

(1)	Represents our proportionate share of interests in equity companies.

Standardized Measure of Discounted Future Cash Flows

For the year ended December 31, 2010, the standardized measure of discounted future net cash flow was computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10 percent to proved reserves. Estimated future net cash flows for all periods presented are reduced by estimated future development, production, abandonment and dismantlement costs based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of future development, production costs, and abandonment and dismantlement. Income tax expense, both U.S. and global, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The 10-percent discount factor is prescribed by GAAP.

The present value of future net cash flows does not purport to be an estimate of the fair market value of our consolidated subsidiaries and equity companies’ proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on our consolidated financial statements.

	For the Year Ended December 31, 2010
	United States	Canada	Colombia	Total
	(In thousands)

Standardized Measure of Discounted Future Cash Flows
Consolidated Subsidiaries
Future cash flows from sales of oil and gas	$1,468,944	$16,435	$156,921	$1,642,300
Future production costs	(481,487)	(5,600)	(83,556)	(570,643)
Future development costs	(152,309)	(360)	(16,216)	(168,885)
Future income tax expense(2)	(268,774)	—	—	(268,774)

Future net cash inflows	566,374	10,475	57,149	633,998
Effect of discounting net cash flows at 10%	(353,232)	(2,046)	(10,256)	(365,534)

Discounted future net cash flows	$213,142	$8,429	$46,893	$268,464

Equity Companies(1)
Future cash flows from sales of oil and gas	$2,889,308	$14,713	$141,410	$3,045,431
Future production costs	(752,792)	(6,463)	(56,837)	(816,092)
Future development costs	(850,053)	(992)	(12,307)	(863,352)
Future income tax expense(3)	—	—	—	—

Future net cash inflows	1,286,463	7,258	72,266	1,365,987
Effect of discounting net cash flows at 10%	(995,091)	(1,477)	(14,313)	(1,010,881)

Discounted future net cash flows	$291,372	$5,781	$57,953	$355,106

Total consolidated and equity interests in standardized measure of discounted future net cash flows	$504,514	$14,210	$104,846	$623,570

(1)	Represents our proportionate share of interests in equity companies.

(2)	For Canada and Colombia, there are net operating loss carryforwards that are expected to offset any future taxable earnings.

(3)	Equity companies are pass-through entities for tax purposes.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following table reflects the estimate of changes in the standardized measure of discounted future net cash flows from proved reserves:

	For the Year Ended December 31, 2010
	United
	States	Canada	Colombia	Total
	(In thousands)

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
Consolidated Subsidiaries
Discounted future net cash flows as of December 31, 2009	$38,345	$6,527	$11,741	$56,613

Value of reserves added during the year due to extensions, discoveries and net purchase less related costs	8,037	—	45,072	53,109
Changes in value of previous-year reserves due to:
Sales of oil and gas produced, net of production costs	(10,670)	(3,311)	(8,701)	(22,682)
Development costs incurred during the year	8,359	—	—	8,359
Net change in prices and production costs	96,662	46	(2,555)	94,153
Net change in future development costs	4,155	(192)	285	4,248
Revisions of previous reserves estimates	(27,501)	5,628	(7,093)	(28,966)
Purchases of reserves	196,613	—	—	196,613
Accretion of discount	3,562	496	1,030	5,088
Other	(17,357)	(765)	7,114	(11,008)
Net change in income taxes(2)	(87,063)	—	—	(87,063)

Total change in the standardized measure for consolidated subsidiaries	$174,797	$1,902	$35,152	$211,851
Discounted future net cash flows as of December 31, 2010	$213,142	$8,429	$46,893	$268,464
Equity Companies(1)
Discounted future net cash flows as of December 31, 2009	$52,941	$9,569	$13,706	$76,216

Value of reserves added during the year due to extensions, discoveries and net purchase less related costs	20,230	—	40,664	60,894
Changes in value of previous-year reserves due to:
Sales of oil and gas produced, net of production costs	(46,276)	2,998	(11,002)	(54,280)
Development costs incurred during the year	69,207	—	—	69,207
Net change in prices and production costs	90,974	(5,205)	3,032	88,801
Net change in future development costs	—	(374)	(847)	(1,221)
Revisions of previous reserves estimates	76,723	(1,077)	17,289	92,935
Purchases of reserves	5,453	—	—	5,453
Sales of reserves	(1,446)	—	(5,418)	(6,864)
Accretion of discount	5,294	794	529	6,617
Other	18,272	(924)	—	17,348
Net change in income taxes(3)	—	—	—	—

Total change in the standardized measure for equity companies	$238,431	$(3,788)	$44,247	$278,890
Discounted future net cash flows as of December 31, 2010	$291,372	$5,781	$57,953	$355,106

(1)	Represents our proportionate share of interests in equity companies.

(2)	For Canada and Colombia, there are net operating loss carryforwards that are expected to offset any future taxable earnings.

(3)	Equity companies are pass-through entities for tax purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Management excluded the acquisition of Superior Well Services, Inc. (“Superior”) from the assessment of internal control over financial reporting as of December 31, 2010 because Superior was acquired in a business combination on September 10, 2010. Superior’s total assets and revenues constitute 10 and 8 percent, respectively, of our related consolidated financial statements as of and for the year ended December 31, 2010. PricewaterhouseCoopers LLP has issued a report on the effectiveness of internal control over financial reporting, which is included in Part II, Item 8 of this report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of shareholders under the captions “Election of Directors”, “Other Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated into this document by reference.

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

On June 30, 2010, we filed with the New York Stock Exchange, or NYSE, the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of shareholders under the caption “Management Compensation” and except as specified in the following sentence, is incorporated into this document by reference. Information in Nabors’ 2011 proxy statement not deemed to be “soliciting material” or “filed” with the Commission under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

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

The following table gives information about these equity compensation plans as of December 31, 2010:

	(a)		(c)
	Number of		Number of Securities
	Securities to be	(b)	Remaining Available for
	Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities
Plan category	and Rights	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	24,618,032	$17.9089	17,282,075
Equity compensation plans not approved by security holders	4,313,779	$23.4348	847,357

Total	28,931,811		18,129,432

(1)	The 1996 Employee Stock Plan incorporated an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the plan were increased by an amount equal to 1 1/2 % of the common shares outstanding on September 30 of the immediately preceding fiscal year. The 1996 Employee Stock Plan expired on January 17, 2006.

(2)	The 2003 Employee Stock Plan provides, commencing on June 1, 2006 and thereafter for a period of four (4) years on each January 1, for an automatic increase in the number of shares reserved and available for issuance under the Plan by an amount equal to two percent (2%) of the Company’s outstanding common shares as of each June 1 or January 1 date.

Following is a brief summary of the material terms of the plans that have not been approved by our shareholders. Unless otherwise indicated, (1) each plan is administered by an independent committee appointed by the Company’s Board of Directors; (2) the exercise price of options granted under each plan must be no less than 100% of the fair market value per common share on the date of the grant of the option; (3) the term of an award granted under each plan may not exceed 10 years; (4) options granted under the plan are nonstatutory options (“NSOs”) not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “IRC”); and (5) unless otherwise determined by the committee in its discretion, options may not be exercised after the optionee has ceased to be employed by the Company.

1998 Employee Stock Plan

The plan reserves for issuance up to 35,000,000 common shares of the Company pursuant to the exercise of options granted under the plan. The persons eligible to participate in the plan are employees and consultants of the Company. Options granted to employees may either be awards of shares, non-qualified stock options (each, an “NQSO”), incentive stock options (each, an “ISO”) or stock appreciation rights (each, an “SAR”). An optionee may reduce the option exercise price by paying the Company in cash, shares, options, or the equivalent, an amount equal to the difference between the exercise price and the reduced exercise price of the option. The administrative committee must establish performance goals for stock awards in writing not later than the date required for compliance under Section 162(m) of the IRC, and vesting of these shares is contingent upon the attainment of such performance goals. Stock awards vest over a period determined by the Committee, which period must expire no later than January 9, 2008. The committee may grant ISOs of not less than 100% of the fair market value per common share on the date of grant; except that in the event the optionee owns on the date of grant, securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any subsidiary of the Company, the price per share must not be less than 110% of the fair market value per common share on the date of the grant. The option must expire five years from the date it is granted. SARs may be granted in conjunction with all or part of any option granted under the plan, in which case the exercise of the SAR must require the cancellation of a corresponding portion of the option; conversely, the exercise of the option will result in cancellation of a corresponding portion of the SAR. In the case of a NQSO, SARs may be granted either at or after the time of grant of the option. In the case of an ISO, SARs may be granted only at the time of grant of the option. A SAR may also be granted on a stand-alone basis. The term of a SAR must be established by the committee. The exercise price of a SAR cannot be less than 100% of the fair market value per common share on the date of grant. The committee has the authority to make provisions in its award and grant agreements to address vesting and other issues arising in connection with a change of control.

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

The remainder of the information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of shareholders under the caption “Share Ownership of Management and Principal Shareholders” and is incorporated into this document by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated into this document by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2011 annual meeting of shareholders under the caption “Principal Accounting Fees and Services” and is incorporated into this document by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

Page No.

Schedule II — Valuation and Qualifying Accounts	154

All other supplemental schedules are omitted because of the absence of the conditions under which they would be required or because the required information is included in the financial statements or related notes.

(b)	Exhibits

Exhibit No.		Description

2.1		Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).
2.2		Asset Purchase Agreement dated July 20, 2007, by and among Nabors US Finance LLC, Nabors Well Services Co. (inclusive of its Sea Mar Division), Sea Mar Management LLC and Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 2.5 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 2, 2007).
2.3		Agreement and Plan of Merger, by and among Nabors Industries Ltd., Diamond Acquisition Corp., and Superior, dated as of August 6, 2010 (incorporated by reference to Exhibit 2.2 to our Form 8-K (File No. 001-32657) filed with the SEC on August 9, 2010).
3.1		Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).
3.2		Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to our Form 10-Q (File No. 000-49887) filed with the SEC on August 3, 2005).
3	.2(a)	Amendment to Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on February 24, 2006).
3.3		Form of Resolutions of our Board of Directors authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-85228-99) filed with the Commission on June 11, 2002).
4.1		Indenture, dated August 22, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.’s Series A and Series B 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-4 (File No. 333-10049201) filed with the SEC on October 11, 2002).

Exhibit No.		Description

4.2		Purchase Agreement, dated May 18, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc., with respect to Nabors Industries, Inc.’s 0.94% Senior Exchangeable Notes due 2011 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on May 24, 2006).
4	.2(a)	Indenture, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.’s 0.94% Senior Exchangeable Notes due 2011 (including form of 0.94% Senior Exchangeable Note due 2011) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on May 24, 2006).
4	.2(b)	Registration Rights Agreement, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc., with respect to Nabors Industries, Inc.’s 0.94% Senior Exchangeable Notes due 2011 (incorporated by reference to Exhibit 4.3 to our Form 8-K (File No. 001-32657) filed with the SEC on May 24, 2006).
4.3		Purchase Agreement, dated February 14, 2008, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).
4	.3(a)	Indenture, dated February 20, 2008, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (including form of 6.15% Senior Note due 2018) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).
4	.3(b)	Registration Rights Agreement, dated as of February 20, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).
4.4		Purchase Agreement, dated July 17, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 23, 2008).
4	.4(a)	Registration Rights Agreement, dated July 22, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on July 23, 2008).
4.5		Purchase Agreement, dated January 7, 2009, among Nabors Industries, Inc., Nabors Industries Ltd., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Howard Weil Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Tudor, Pickering, Holt & Co. Securities, Inc. and Wells Fargo Securities, LLC, with respect to Nabors Industries, Inc.’s 9.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 14, 2009).
4	.5(a)	Indenture related to the Senior Notes due 2019, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.’s 9.25% Senior Notes due 2019 (including form of 9.25% Senior Note due 2019) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on January 14, 2009).

Exhibit No.		Description

4	.5(b)	Registration Rights Agreement, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Howard Weil Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Tudor, Pickering, Holt & Co. Securities, Inc. and Wells Fargo Securities, LLC, with respect to Nabors Industries, Inc.’s 9.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 14, 2009).
4.6		Purchase Agreement, dated September 9, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Mizuho Securities USA Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., PNC Capital Markets LLC and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).
4	.6(a)	Indenture related to the 5.0% Senior Notes due 2020, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust Company, as trustee and Citibank, N.A. as securities administrator (including form of 5.0% Senior Note due 2020) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).
4	.6(b)	Registration Rights Agreement, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Mizuho Securities USA Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., PNC Capital Markets LLC and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).
4.7		Tender and Voting Agreement, by and among Nabors Industries Ltd., Diamond Acquisition Corp, and certain Superior stockholders, dated as of August 6, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on August 9, 2010).
10	.1 (+)	Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg, dated as of April 1, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on April 30, 2009).
10	.1(a) (+)	First Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg, dated as of June 29, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2009).
10	.1(b) (+)	Second Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg, dated as of December 28, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 28, 2009).
10	.2 (+)	Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello, dated as of April 1, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on April 30, 2009).
10	.2(a) (+)	First Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello, dated as of June 29, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2009).
10	.2(b) (+)	Second Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello, dated as of December 28, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on December 28, 2009).
10	.2(c) (+)	Employment Agreement effective October 1, 1996, among Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to our Form 10-Q (File No. 1-9245) filed May 16, 1997).
10.3		Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to our Form 10-K (File No. 000-49887) filed with the SEC on March 31, 2003).

Exhibit No.		Description

10	.4 (+)	Form of Stock Option Agreement — Isenberg/Petrello (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10	.5 (+)	Form of Stock Option Agreement — Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10	.6 (+)	2003 Employee Stock Plan (incorporated by reference to Annex D of our Proxy Statement (File No. 000-49887) filed with the SEC on May 8, 2003).
10	.6(a) (+)	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to our Form 10-Q (File No. 000-49887) filed with the SEC on August 3, 2005).
10	.6(b) (+)	Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).
10	.6(c) (+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of Nabors Industries Ltd.’s Revised Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the Commission on May 4, 2006) (incorporated by reference to Exhibit 99.1 to our Form S-8 filed with the SEC on November 12, 2008.
10	.7(+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.’s Registration Statement on Form S-8 (File No. 333-11313) filed with the SEC on September 3, 1996).
10	.8 (+)	Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed with the SEC on December 29, 1997).
10	.9 (+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed with the SEC on March 31, 1999).
10	.10 (+)	Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed with the SEC March 31, 1999).
10	.10(a) (+)	Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-09245) filed with the SEC on March 19, 2002).
10	.10(b) (+)	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).
10.11		Purchase and Sale Agreement (Red River) by and among El Paso Production Company and El Paso Production GOM Inc., jointly and severally as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.23 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).
10.12		Purchase and Sale Agreement (USA) between El Paso Production Oil & Gas USA, L.P., as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.24 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).
10.13		Credit Agreement, dated as of September 7, 2010, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, UBS Securities LLC, Citibank, N.A., Deutsche Bank AG New York Branch and Mizuho Corporate Bank (USA), as joint lead arrangers and joint bookrunners, UBS Securities LLC, as documentation agent and syndication agent, UBS AG, Stamford Branch, as administrative agent, the lenders party thereto from time to time and UBS Loan Finance, LLC, as swingline lender (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 7, 2010).
12		Computation of Ratios. *
14		Code of Business Conduct (incorporated by reference to Exhibit 14 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).

Exhibit No.	Description

18	Preference Letter of Independent Accountants Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 to our Form 10-Q (File No. 000-49887) filed with the SEC on November 2, 2005).
21	Significant Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP — Houston. *
23.2	Consent of Independent Auditors — Ernst & Young LLC — Houston. *
23.3	Consent of Miller and Lents, Ltd.*
23.4	Consent of Netherland, Sewell & Associates, Inc.*
23.5	Consent of AJM Petroleum Consultants*
23.6	Consent of Lonquist & Co., LLC*
23.7	Consent of Miller and Lents, Ltd.- NFR Energy LLC*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Eugene M. Isenberg, Chairman and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, principal accounting and financial officer*
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer and R. Clark Wood, principal accounting and financial officer (furnished herewith).
99.1	Report of Miller and Lents, Ltd.*
99.2	Report of Netherland, Sewell & Associates, Inc.*
99.3	Report of AJM Petroleum Consultants*
99.4	Report of Lonquist & Co., LLC*
99.5	Report of Miller and Lents, Ltd. — NFR Energy LLC*
99.6	Financial Statements and Notes for NFR Energy LLC*

*	Filed herewith.

(+)	Management contract or compensatory plan or arrangement.

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

Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene M. Isenberg Eugene M. Isenberg	Chairman and Chief Executive Officer	March 1, 2011

/s/ Anthony G. Petrello Anthony G. Petrello	Deputy Chairman, President and Chief Operating Officer	March 1, 2011

/s/ R. Clark Wood R. Clark Wood	Principal accounting officer and principal financial officer	March 1, 2011

/s/ William T. Comfort William T. Comfort	Director	March 1, 2011

/s/ John V. Lombardi John V. Lombardi	Director	March 1, 2011

/s/ James L. Payne James L. Payne	Director	March 1, 2011

/s/ Myron M. Sheinfeld Myron M. Sheinfeld	Director	March 1, 2011

/s/ Martin J. Whitman Martin J. Whitman	Director	March 1, 2011

/s/ John Yearwood John Yearwood	Director	March 1, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009 and 2008

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period
	(In thousands)

2010
Allowance for doubtful accounts	$23,681	$1,545	$167	$(2,886)	$22,507
Inventory reserve	4,824	(182)	1,695	447	6,784
Valuation allowance on deferred tax assets	1,570,890	—	—	(56,737)	1,514,153
2009
Allowance for doubtful accounts	$23,224	$5,793	$239	$(5,575)	$23,681
Inventory reserve	4,483	1,429	—	(1,088)	4,824
Valuation allowance on deferred tax assets	132,262	1,438,628	—	—	1,570,890
2008
Allowance for doubtful accounts	$16,713	$6,715	$1,241	$(1,445)	$23,224
Inventory reserve	2,309	4,573	—	(2,399)	4,483
Valuation allowance on deferred tax assets	29,658	102,604	—	—	132,262

Exhibit Index

Exhibits	Description

12	Computation of Ratios.
21	Significant Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP — Houston.
23.2	Consent of Independent Auditors — Ernst & Young LLC — Houston.
23.3	Consent of Miller and Lents, Ltd.
23.4	Consent of Netherland, Sewell & Associates, Inc.
23.5	Consent of AJM Petroleum Consultants
23.6	Consent of Lonquist & Co., LLC
23.7	Consent of Miller and Lents, Ltd. — NFR Energy LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Eugene M. Isenberg, Chairman and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, principal accounting and financial officer
99.1	Report of Miller and Lents, Ltd.
99.2	Report of Netherland, Sewell & Associates, Inc.
99.3	Report of AJM Petroleum Consultants
99.4	Report of Lonquist & Co., LLC
99.5	Report of Miller and Lents, Ltd. — NFR Energy LLC
99.6	Financial Statements and Notes for NFR Energy LLC