Form 10-K/A
period 2010-12-31
NABORS INDUSTRIES LTD
filed 2011-03-31
CIK 1163739

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
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” , “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE

Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NABORS INDUSTRIES LTD.
Form 10-K/A
For the Year Ended December 31, 2010
Explanatory Note
     The sole purpose of this Amendment No.1 on Form 10-K/A is to furnish Exhibit 101 to our Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), as required by Rule 405 of Regulation S-T. Our Form 10-K was originally filed with the Securities and Exchange Commission on March 1, 2011. Exhibit 101 to this report furnishes the following items from our Form 10-K formatted in eXtensible Business Reporting Language (XBRL): (i) the audited Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) the audited Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009 and 2008, (iii) the audited Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008, (iv) the audited Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) the audited Notes to Consolidated Financial Statements.
     Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 hereto are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
     Except as described above, this Amendment No. 1 does not amend any information set forth in the Form 10-K and we have not updated disclosures contained therein to reflect any events that occurred on a date subsequent to the date of the Form 10-K.

Item 6. Exhibits
Exhibits incorporated by reference to a prior filing are designated by an asterisk (*), Exhibits are filed with the Form 10-K or furnished herewith are designated by asterisks (**).

Exhibit No.	Description

2.1*	Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

2.2*	Asset Purchase Agreement dated July 20, 2007, by and among Nabors US Finance LLC, Nabors Well Services Co. (inclusive of its Sea Mar Division), Sea Mar Management LLC and Hornbeck Offshore Services, Inc. (incorporated by reference to Exhibit 2.5 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 2, 2007).

2.3*	Agreement and Plan of Merger, by and among Nabors Industries Ltd., Diamond Acquisition Corp., and Superior, dated as of August 6, 2010 (incorporated by reference to Exhibit 2.2 to our Form 8-K (File No. 001-32657) filed with the SEC on August 9, 2010).

3.1*	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

3.2*	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to our Form 10-Q (File No. 000-49887) filed with the SEC on August 3, 2005).

3.2(a)*	Amendment to Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on February 24, 2006).

3.3*	Form of Resolutions of our Board of Directors authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-85228-99) filed with the Commission on June 11, 2002).

4.1*	Indenture, dated August 22, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.’s Series A and Series B 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-4 (File No. 333-10049201) filed with the SEC on October 11, 2002).

4.2*	Purchase Agreement, dated May 18, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc., with respect to Nabors Industries, Inc.’s 0.94% Senior Exchangeable Notes due 2011 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on May 24, 2006).

4.2(a)*	Indenture, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.’s 0.94% Senior Exchangeable Notes due 2011 (including form of 0.94% Senior Exchangeable Note due 2011) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on May 24, 2006).

4.2(b)*	Registration Rights Agreement, dated as of May 23, 2006, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and Lehman Brothers Inc., with respect to Nabors Industries, Inc.’s 0.94% Senior Exchangeable Notes due 2011 (incorporated by reference to Exhibit 4.3 to our Form 8-K (File No. 001-32657) filed with the SEC on May 24, 2006).

4.3*	Purchase Agreement, dated February 14, 2008, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).

4.3(a)*	Indenture, dated February 20, 2008, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (including form of 6.15% Senior Note due 2018) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).

4.3(b)*	Registration Rights Agreement, dated as of February 20, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).

4.4*	Purchase Agreement, dated July 17, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 23, 2008).

Exhibit No.	Description

4.4(a)*	Registration Rights Agreement, dated July 22, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on July 23, 2008).

4.5*	Purchase Agreement, dated January 7, 2009, among Nabors Industries, Inc., Nabors Industries Ltd., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Howard Weil Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Tudor, Pickering, Holt & Co. Securities, Inc. and Wells Fargo Securities, LLC, with respect to Nabors Industries, Inc.’s 9.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 14, 2009).

4.5(a)*	Indenture related to the Senior Notes due 2019, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.’s 9.25% Senior Notes due 2019 (including form of 9.25% Senior Note due 2019) (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on January 14, 2009).

4.5(b)*	Registration Rights Agreement, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Howard Weil Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Tudor, Pickering, Holt & Co. Securities, Inc. and Wells Fargo Securities, LLC, with respect to Nabors Industries, Inc.’s 9.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 14, 2009).

4.6*	Purchase Agreement, dated September 9, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Mizuho Securities USA Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., PNC Capital Markets LLC and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).

4.6(a)*	Indenture related to the 5.0% Senior Notes due 2020, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust Company, as trustee and Citibank, N.A. as securities administrator (including form of 5.0% Senior Note due 2020) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).

4.6(b)*	Registration Rights Agreement, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Mizuho Securities USA Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., PNC Capital Markets LLC and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.3 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).

4.7*	Tender and Voting Agreement, by and among Nabors Industries Ltd., Diamond Acquisition Corp, and certain Superior stockholders, dated as of August 6, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on August 9, 2010).

10.1 (+)*	Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg, dated as of April 1, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on April 30, 2009).

10.1(a) (+)*	First Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg, dated as of June 29, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2009).

10.1(b) (+)*	Second Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg, dated as of December 28, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 28, 2009).

10.2 (+)*	Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello, dated as of April 1, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on April 30, 2009).

10.2(a) (+)*	First Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello, dated as of June 29, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2009).

10.2(b) (+)*	Second Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello, dated as of December 28, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on December 28, 2009).

10.2(c) (+)*	Employment Agreement effective October 1, 1996, among Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to our Form 10-Q (File No. 1-9245) filed May 16, 1997).

10.3*	Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to our Form 10-K (File No. 000-49887) filed with the SEC on March 31, 2003).

Exhibit No.	Description

10.4 (+)*	Form of Stock Option Agreement—Isenberg/Petrello (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).

10.5 (+)*	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).

10.6 (+)*	2003 Employee Stock Plan (incorporated by reference to Annex D of our Proxy Statement (File No. 000-49887) filed with the SEC on May 8, 2003).

10.6(a) (+)*	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to our Form 10-Q (File No. 000-49887) filed with the SEC on August 3, 2005).

10.6(b) (+)*	Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).

10.6(c) (+)*	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of Nabors Industries Ltd.’s Revised Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the Commission on May 4, 2006) (incorporated by reference to Exhibit 99.1 to our Form S-8 filed with the SEC on November 12, 2008.

10.7(+)*	1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.’s Registration Statement on Form S-8 (File No. 333-11313) filed with the SEC on September 3, 1996).

10.8 (+)*	Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed with the SEC on December 29, 1997).

10.9 (+)*	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed with the SEC on March 31, 1999).

10.10 (+)*	Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed with the SEC March 31, 1999).

10.10(a) (+)*	Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-09245) filed with the SEC on March 19, 2002).

10.10(b) (+)*	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

10.11*	Purchase and Sale Agreement (Red River) by and among El Paso Production Company and El Paso Production GOM Inc., jointly and severally as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.23 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).

10.12*	Purchase and Sale Agreement (USA) between El Paso Production Oil & Gas USA, L.P., as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.24 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).

10.13*	Credit Agreement, dated as of September 7, 2010, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, UBS Securities LLC, Citibank, N.A., Deutsche Bank AG New York Branch and Mizuho Corporate Bank (USA), as joint lead arrangers and joint bookrunners, UBS Securities LLC, as documentation agent and syndication agent, UBS AG, Stamford Branch, as administrative agent, the lenders party thereto from time to time and UBS Loan Finance, LLC, as swingline lender (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 7, 2010).

12**	Computation of Ratios.

14*	Code of Business Conduct (incorporated by reference to Exhibit 14 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).

18**	Preference Letter of Independent Accountants Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 to our Form 10-Q (File No. 000-49887) filed with the SEC on November 2, 2005).

21**	Significant Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP — Houston.

23.2**	Consent of Independent Auditors — Ernst & Young LLC — Houston.

23.3**	Consent of Miller and Lents, Ltd.

23.4**	Consent of Netherland, Sewell & Associates, Inc.

23.5**	Consent of AJM Petroleum Consultants

23.6**	Consent of Lonquist & Co., LLC

23.7**	Consent of Miller and Lents, Ltd.- NFR Energy LLC

Exhibit No.	Description

23.8**	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP — Houston. — NFR Energy LLC

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Eugene M. Isenberg, Chairman and Chief Executive Officer

31.2**	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, principal accounting and financial officer

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer and R. Clark Wood, principal accounting and financial officer.

99.1**	Report of Miller and Lents, Ltd.

99.2**	Report of Netherland, Sewell & Associates, Inc.

99.3**	Report of AJM Petroleum Consultants

99.4**	Report of Lonquist & Co., LLC

99.5**	Report of Miller and Lents, Ltd. — NFR Energy LLC

99.6**	Financial Statements and Notes for NFR Energy LLC

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linnkbase Document

101.DEF**	XBRL Definition Linkbase Document

(+)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.
By:	/s/ R. Clark Wood
R. Clark Wood
Principal accounting and financial officer Date: March 31, 2011