Form 10-Q
period 2011-03-31
NABORS INDUSTRIES LTD
filed 2011-05-03
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

Commission File Number: 001-32657

NABORS INDUSTRIES LTD.

Incorporated in Bermuda
Crown House
Second Floor
4 Par-la-Ville Road
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

The number of common shares, par value $.001 per share, outstanding as of April 25, 2011 was 287,365,305.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except per share amounts)	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$569,736	$641,702
Short-term investments	160,571	159,488
Assets held for sale	357,516	352,048
Accounts receivable, net	1,242,954	1,116,510
Inventory	195,230	158,836
Deferred income taxes	21,214	31,510
Other current assets	163,909	152,836

Total current assets	2,711,130	2,612,930
Long-term investments and other receivables	43,744	40,300
Property, plant and equipment, net	7,975,957	7,815,419
Goodwill	494,005	494,372
Investment in unconsolidated affiliates	300,425	267,723
Other long-term assets	365,147	415,825

Total assets	$11,890,408	$11,646,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,391,224	$1,379,018
Trade accounts payable	433,695	355,282
Accrued liabilities	376,715	394,292
Income taxes payable	28,958	25,788

Total current liabilities	2,230,592	2,154,380
Long-term debt	3,064,035	3,064,126
Other long-term liabilities	262,556	245,765
Deferred income taxes	789,743	770,247

Total liabilities	6,346,926	6,234,518

Commitments and contingencies (Note 9)
Subsidiary preferred stock	69,188	69,188
Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 316,435 and 315,034, respectively	316	315
Capital in excess of par value	2,266,800	2,255,787
Accumulated other comprehensive income	379,956	342,052
Retained earnings	3,790,706	3,707,881
Less: treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,459,905	5,328,162
Noncontrolling interest	14,389	14,701

Total equity	5,474,294	5,342,863

Total liabilities and equity	$11,890,408	$11,646,569

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2011	2010

Revenues and other income:
Operating revenues	$1,381,279	$891,346
Earnings (losses) from unconsolidated affiliates	16,274	7,642
Investment income (loss)	12,287	(2,557)

Total revenues and other income	1,409,840	896,431

Costs and other deductions:
Direct costs	858,371	505,197
General and administrative expenses	118,458	75,426
Depreciation and amortization	226,102	171,536
Depletion	3,573	5,027
Interest expense	73,924	66,769
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	6,029	20,367

Total costs and other deductions	1,286,457	844,322

Income (loss) from continuing operations before income taxes	123,383	52,109

Income tax expense (benefit):
Current	16,653	12,645
Deferred	21,654	(4,055)

Total income tax expense (benefit)	38,307	8,590
Subsidiary preferred stock dividend	750	—

Income (loss) from continuing operations, net of tax	84,326	43,519
Income (loss) from discontinued operations, net of tax	(2,170)	(4,421)

Net income (loss)	82,156	39,098
Less: Net (income) loss attributable to noncontrolling interest	669	1,102

Net income (loss) attributable to Nabors	$82,825	$40,200

Earnings (losses) per share:
Basic from continuing operations	$.30	$.16
Basic from discontinued operations	(.01)	(.02)

Total Basic	$.29	$.14

Diluted from continuing operations	$.29	$.16
Diluted from discontinued operations	(.01)	(.02)

Total Diluted	$.28	$.14

Weighted-average number of common shares outstanding:
Basic	286,114	284,672
Diluted	292,689	290,736

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income (loss) attributable to Nabors	$82,825	$40,200
Adjustments to net income (loss):
Depreciation and amortization	226,071	172,274
Depletion and other exploratory expenses	16,265	6,755
Deferred income tax expense (benefit)	20,925	(2,701)
Deferred financing costs amortization	1,586	1,337
Pension liability amortization and adjustments	150	100
Discount amortization on long-term debt	17,515	19,500
Amortization of loss on hedges	231	145
Losses (gains) on long-lived assets, net	1,084	3,108
Losses (gains) on investments, net	(11,082)	3,110
Losses (gains) on debt retirement, net	58	2,804
Losses (gains) on derivative instruments	83	770
Share-based compensation	3,945	3,461
Foreign currency transaction losses (gains), net	(409)	9,276
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(13,776)	(3,661)
Changes in operating assets and liabilities:
Accounts receivable	(121,572)	(8,568)
Inventory	(35,220)	1,929
Other current assets	4,554	14,899
Other long-term assets	47,665	(1,080)
Trade accounts payable and accrued liabilities	44,075	(43,266)
Income taxes payable	1,096	(1,383)
Other long-term liabilities	4,855	4,138

Net cash provided by operating activities	290,924	223,147

Cash flows from investing activities:
Purchases of investments	(5,870)	(4,384)
Sales and maturities of investments	3,529	12,509
Investment in unconsolidated affiliates	(19,000)	(995)
Capital expenditures	(358,574)	(150,740)
Proceeds from sales of assets and insurance claims	5,491	8,682

Net cash used for investing activities	(374,424)	(134,928)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	7,565	(3,337)
Proceeds from issuance of common shares	9,424	2,818
Reduction in long-term debt	(5,560)	(106,831)
Repurchase of equity component of convertible debt	(14)	(2,611)
Settlement of call options and warrants, net	—	400
Purchase of restricted stock	(2,340)	(1,866)
Tax benefit related to share-based awards	(1)	(67)

Net cash provided by (used for) financing activities	9,074	(111,494)
Effect of exchange rate changes on cash and cash equivalents	2,460	(1,931)

Net (decrease) increase in cash and cash equivalents	(71,966)	(25,206)
Cash and cash equivalents, beginning of period	641,702	927,815

Cash and cash equivalents, end of period	$569,736	$902,609

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
				Capital in	Other			Non-
		Common Shares		Excess of	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)		Shares	Par Value	Par Value	Income	Earnings	Shares	Interest	Equity

Balances, December 31, 2010		315,034	$315	$2,255,787	$342,052	$3,707,881	$(977,873)	$14,701	$5,342,863

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$82,825					82,825			82,825
Translation adjustment attributable to Nabors	31,439				31,439				31,439
Unrealized gains/(losses) on marketable securities, net of income benefit of $64	6,245				6,245				6,245
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income tax benefit of $0	(3)				(3)				(3)
Pension liability amortization, net of income taxes of $59	92				92				92
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $60	131				131				131

Comprehensive income (loss) attributable to Nabors	$120,729

Net income (loss) attributable to noncontrolling interest	(669)							(669)	(669)
Translation adjustment attributable to noncontrolling interest	357							357	357

Comprehensive income (loss) attributable to noncontrolling interest	(312)

Total comprehensive income (loss)	$120,417

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		750	1	9,423					9,424
Distributions from noncontrolling interest
Repurchase of equity component of convertible debt				(14)					(14)
Tax benefit related to share-based awards				(1)					(1)
Restricted stock awards, net		651		(2,340)					(2,340)
Share-based compensation				3,945					3,945

Balances, March 31, 2011		316,435	$316	$2,266,800	$379,956	$3,790,706	$(977,873)	$14,389	$5,474,294

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
				Capital in	Other			Non-
		Common Shares		Excess of	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)		Shares	Par Value	Par Value	Income	Earnings	Shares	Interest	Equity

Balances, December 31, 2009		313,915	$314	$2,239,323	$292,706	$3,613,186	$(977,873)	$14,323	$5,181,979

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$40,200					40,200			40,200
Translation adjustment attributable to Nabors	35,576				35,576				35,576
Unrealized gains/(losses) on marketable securities, net of income taxes of $7,587	45				45				45
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $5	(688)				(688)				(688)
Pension liability amortization, net of income taxes of $37	63				63				63
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $4	44				44				44

Comprehensive income (loss) attributable to Nabors	$75,240

Net income (loss) attributable to noncontrolling interest	(1,102)							(1,102)	(1,102)
Translation adjustment attributable to noncontrolling interest	431							431	431

Comprehensive income (loss) attributable to noncontrolling interest	(671)

Total comprehensive income (loss)	$74,569

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		201		2,818					2,818
Repurchase of equity component of convertible debt				(2,611)					(2,611)
Settlement of call options and warrants, net				400					400
Tax benefit related to share-based awards				(67)					(67)
Restricted stock awards, net		313		(1,866)					(1,866)
Share-based compensation				3,461					3,461

Balances, March 31, 2010		314,429	$314	$2,241,458	$327,746	$3,653,386	$(977,873)	$13,652	$5,258,683

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•	We actively market approximately 551 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa.

•	We actively market approximately 578 rigs for land well-servicing and workover work in the United States and approximately 172 rigs for land workover and well-servicing work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 38 platform, 13 jackup and three barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•	We offer a wide range of ancillary well-site services, including hydraulic fracturing, engineering, transportation and disposal, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in select United States and international markets.

•	We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software.

•	We invest in oil and gas exploration, development and production activities in the United States, Canada and Colombia through both our wholly owned subsidiaries and our oil and gas joint ventures in which we hold 49-50% ownership interests.

•	We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets eight rigs in addition to the rigs we lease to the joint venture.

•	We also provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft.

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

On September 10, 2010, we acquired Superior Well Services, Inc. (“Superior”). Superior provides a wide range of wellsite solutions to oil and natural gas companies, consisting primarily of technical pumping services, including hydraulic fracturing, a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production, and downhole surveying services. The effects of the Superior acquisition and the operating results of Superior are included in the accompanying unaudited consolidated financial statements beginning on the acquisition date, and are reflected in the operating segment titled “Pressure Pumping.”

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”).

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2	Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”). In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2011 and the results of our operations, cash flows and changes in equity for the three months ended March 31, 2011 and 2010, in accordance with GAAP. Interim results for the three months ended March 31, 2011 may not be indicative of results that will be realized for the full year ending December 31, 2011.

Our independent registered public accounting firm has reviewed and issued a report on these consolidated interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of such Act.

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under GAAP. Our consolidated financial statements exclude majority owned entities for which we do not have either (i) the ability to control the operating and financial decisions and policies of that entity or (ii) a controlling financial interest in a variable interest entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss), and our investment in these entities is included as a single amount in our consolidated balance sheets. Investments in unconsolidated affiliates accounted for using the equity method totaled $298.5 million and $265.8 million and investments in unconsolidated affiliates accounted for using the cost method totaled $1.9 million as of each of March 31, 2011 and December 31, 2010. At March 31, 2011 and December 31, 2010, assets held for sale included investments in unconsolidated affiliates accounted for using the equity method totaling $74.0 million and $79.5 million, respectively. See Note 12 — Discontinued Operations for additional information.

Similarly, we have investments in offshore funds, which are classified as long-term investments and are accounted for using the equity method of accounting based on our ownership interest in each fund.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3	Cash and Cash Equivalents and Investments

Our cash and cash equivalents, short-term and long-term investments and other receivables consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Cash and cash equivalents	$569,736	$641,702
Short-term investments:
Trading equity securities	16,379	19,630
Available-for-sale equity securities	83,702	79,698
Available-for-sale debt securities	60,490	60,160

Total short-term investments	160,571	159,488
Long-term investments and other receivables	43,744	40,300

Total	$774,051	$841,490

Certain information related to our cash and cash equivalents and short-term investments follows:

	March 31, 2011			December 31, 2010
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
	Value	Gains	Losses	Value	Gains	Losses
	(In thousands)

Cash and cash equivalents	$569,736	$—	$—	$641,702	$—	$—

Short-term investments:
Trading equity securities	16,379	10,655	—	19,630	13,906	—

Available-for-sale equity securities	83,702	39,941	(35)	79,698	38,176	(2,274)

Available-for-sale debt securities:
Commercial paper and CDs	1,173	—	—	1,275	—	—
Corporate debt securities	52,856	17,556	—	52,022	15,274	(18)
Mortgage-backed debt securities	371	17	—	372	16	—
Mortgage-CMO debt securities	2,792	18	(119)	3,015	21	(6)
Asset-backed debt securities	3,298	—	(151)	3,476	—	(268)

Total available-for-sale debt securities	60,490	17,591	(270)	60,160	15,311	(292)

Total available-for-sale securities	144,192	57,532	(305)	139,858	53,487	(2,566)

Total short-term investments	160,571	68,187	(305)	159,488	67,393	(2,566)

Total cash, cash equivalents and short-term investments	$730,307	$68,187	$(305)	$801,190	$67,393	$(2,566)

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of March 31, 2011
	Less Than 12 Months		More Than 12 Months
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
		(In thousands)

Available-for-sale equity securities	$—	$—	$1,049	$35
Available-for-sale debt securities:(1)
Corporate debt securities	—	—	—	—
Mortgage-CMO debt securities	2,255	114	135	5
Asset-backed debt securities	—	—	3,298	151

Total available-for-sale debt securities	2,255	114	3,433	156

Total	$2,255	$114	$4,482	$191

(1)	Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities. Each of these securities have a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other-than-temporary at March 31, 2011.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at March 31, 2011, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
March 31, 2011
(In thousands)

Debt securities:
Due in one year or less	$1,173
Due after one year through five years	—
Due in more than five years	59,317

Total debt securities	$60,490

Certain information regarding our debt and equity securities is presented below:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Available-for-sale:
Proceeds from sales and maturities	$503	$5,496
Realized gains (losses), net	(3,248)	692

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4	Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2011. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended March 31, 2011, there were no transfers of our financial assets and liabilities between Level 1 and 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Short-term investments:
Available-for-sale equity securities — energy industry	$83,702	$—	$—	$83,702
Available-for-sale debt securities
Commercial paper and CDs	1,173	—	—	1,173
Corporate debt securities	—	52,856	—	52,856
Mortgage-backed debt securities	—	371	—	371
Mortgage-CMO debt securities	—	2,792	—	2,792
Asset-backed debt securities	3,298	—	—	3,298
Trading securities — energy industry	16,379	—	—	16,379

Total short-term investments	$104,552	$56,019	$—	$160,571

Liabilities:
Derivative contract	$—	$2,929	$—	$2,929

Nonrecurring Fair Value Measurements

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of goodwill, oil and gas financing receivables, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination, and asset retirement obligations.

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our fixed rate long-term debt and subsidiary preferred stock is estimated based on quoted market prices or

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)

0.94% senior exchangeable notes due May 2011	$1,390,325	$1,387,967	$1,378,178	$1,403,315
6.15% senior notes due February 2018	966,579	1,076,985	966,276	1,041,008
9.25% senior notes due January 2019	1,125,000	1,414,856	1,125,000	1,393,943
5.00% senior notes due September 2020	697,114	694,799	697,037	678,335
5.375% senior notes due August 2012(1)	274,134	288,750	273,977	291,500
Subsidiary preferred stock	69,188	68,625	69,188	68,625
Other	2,107	2,107	2,676	2,676

	$4,524,447	$4,934,089	$4,512,332	$4,879,402

(1)	Includes $.6 million and $.7 million as of March 31, 2011 and December 31, 2010, respectively, related to the unamortized loss on an interest rate swap that was unwound during the fourth quarter of 2005.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of March 31, 2011, our short-term investments were carried at fair market value and included $144.2 million and $16.4 million in securities classified as available-for-sale and trading, respectively. As of December 31, 2010, our short-term investments were carried at fair market value and included $139.9 million and $19.6 million in securities classified as available-for-sale and trading, respectively. The carrying values of our long-term investments that are accounted for using the equity method of accounting approximate fair value. The fair value of these long-term investments totaled $7.3 million and $7.4 million as of March 31, 2011 and December 31, 2010, respectively. The carrying value of our oil and gas financing receivables included in long-term investments approximate fair value. The carrying value of our oil and gas financing receivables totaled $36.4 million and $32.9 million as of March 31, 2011 and December 31, 2010, respectively. Income and gains associated with our oil and gas financing receivables are recognized as operating revenues.

Note 5	Share-Based Compensation

We have several share-based employee compensation plans, which are more fully described in Note 6 Share-Based Compensation to the audited financial statements included in our 2010 Annual Report.

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $3.9 million and $3.5 million for the three months ended March 31, 2011 and 2010, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments. See Note 13 — Segment Information.

During the three months ended March 31, 2011 and 2010, we awarded 782,708 and 390,998 shares of restricted stock, respectively, vesting over periods up to four years, to our employees and directors. These awards had an aggregate value at their grant date of $21.2 million and $9.0 million, respectively. The fair value of restricted stock that vested during the three months ended March 31, 2011 and 2010 was $12.4 million and $15.4 million, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $11.3 million and $1.3 million, respectively. The total fair value of stock options that vested during the three months ended March 31, 2011 and 2010 was $5.1 million and $5.4 million, respectively.

Note 6	Investments in Unconsolidated Affiliates

We have several unconsolidated affiliates that are integral to our operations. For a full description, refer to Note 9 — Investments in Unconsolidated Affiliates in our 2010 Annual Report.

As of March 31, 2011 and December 31, 2010, our investments in unconsolidated affiliates accounted for using the equity method totaled $298.5 million and $265.8 million, respectively, and our investments in unconsolidated affiliates accounted for using the cost method totaled $1.9 million and $1.9 million, respectively. Assets held for sale include investments in unconsolidated affiliates accounted for using the equity method totaling $74.0 and $79.5 million, respectively, at March 31, 2011 and December 31, 2010.

Our unconsolidated U.S. oil and gas joint venture is a significant subsidiary. Accordingly, summarized income statement information for this joint venture follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Gross revenues	$82,203	$39,671
Gross margin	69,814	33,804
Net income (loss)	30,473	13,507
Nabors’ earnings (losses) from our U.S. oil and gas joint venture	15,160	6,709

Note 7	Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

0.94% senior exchangeable notes due May 2011	$1,390,325	$1,378,178
6.15% senior notes due February 2018	966,579	966,276
9.25% senior notes due January 2019	1,125,000	1,125,000
5.00% senior notes due September 2020	697,114	697,037
5.375% senior notes due August 2012	274,134	273,977
Other	2,107	2,676

	4,455,259	4,443,144
Less: current portion	1,391,224	1,379,018

	$3,064,035	$3,064,126

Senior Exchangeable Notes Due May 2011

As of March 31, 2011, the current portion of our long-term debt included $1.4 billion par value of Nabors Delaware’s 0.94% senior exchangeable notes that will mature on May 15, 2011. We intend to use a portion of the $1.35 billion currently available to us under various revolving credit facilities to supplement cash on hand for purposes of meeting this obligation.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facilities

As of March 31, 2011, Nabors Delaware had $750 million available under a senior unsecured revolving credit facility. We have the option to increase the aggregate principal amount of commitments to $850 million by adding new lenders to this facility or by requesting existing lenders under this facility to increase their commitments (in each case with the consent of the new lenders or the increasing lenders). Additionally, one of our subsidiaries had $50 million available under a separate credit facility. We fully and unconditionally guarantee the obligations under both of these credit facilities.

On April 20, 2011, we and Nabors Delaware entered into a new senior unsecured revolving credit facility under which the lenders committed to provide to Nabors Delaware up to $550 million (the “New Facility”). The New Facility also provides Nabors Delaware the option to increase the aggregate principal amount of commitments to $700 million by adding new lenders to this facility or by requesting existing lenders under this facility to increase their commitments (in each case with the consent of the new lenders or the increasing lenders). We fully and unconditionally guarantee the obligations under the New Facility, which matures in September 2014.

Borrowings under this New Facility will bear interest, at Nabors Delaware’s option, at either (x) the “Base Rate” (as defined below) plus the applicable interest margin, calculated on the basis of the actual number of days elapsed in a year of 365 days and payable quarterly in arrears or (y) interest periods of one, two, three or six months at an annual rate equal to the LIBOR for the corresponding deposits of U.S. dollars, plus the applicable interest margin. The “Base Rate” is defined, for any day, as a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of Citibank, N.A., as established from time to time and (iii) LIBOR for an interest period of one month beginning on such day plus 1%.

Collectively, our borrowing capacity under these three revolving credit facilities is $1.35 billion.

Short-Term Borrowings

We had seven letter-of-credit facilities with various banks as of March 31, 2011. Availability and borrowings under our letter-of-credit facilities are as follows:

March 31,
2011
(In thousands)

Credit available	$246,789
Letters of credit outstanding, inclusive of financial and performance guarantees	83,946

Remaining availability	$162,843

Note 8	Common Shares

During the three months ended March 31, 2011 and 2010, our employees exercised vested options to acquire .8 million and .2 million of our common shares, resulting in proceeds of $9.4 million and $2.8 million, respectively. For each of the three months ended March 31, 2011 and 2010, we withheld .1 million of our common shares with a fair value of $2.3 million and $1.9 million, respectively, to satisfy tax withholding obligations in connection with the vesting of stock awards.

During the three months ended March 31, 2010, our outstanding share count increased by 103,925 due to share settlements of stock options exercised by our Chairman and Chief Executive Officer, Eugene M. Isenberg, and our Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello. As part of

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these transactions, unexercised vested stock options were surrendered to Nabors with a value of approximately $5.9 million to satisfy the option exercise price and related income taxes.

Note 9	Commitments and Contingencies

Commitments

Employment Contracts

The employment agreements for each of Messrs. Isenberg and Petrello provide for an extension of the employment term through March 30, 2013, with automatic one-year extensions beginning April 1, 2011, unless either party gives notice of nonrenewal.

•	In the event of Mr. Isenberg’s Termination Without Cause (including in the event of a change of control), or his death or disability, either he or his estate would be entitled to receive a payment of $100 million within 30 days thereafter.

•	If Mr. Petrello experienced such a triggering event, he or his estate would be entitled to receive within 30 days thereafter a payment of $50 million; provided that in the event of Termination Without Cause or Constructive Termination Without Cause, a payment equal to three times the average of his base salary and annual bonus (calculated as though the bonus formula under his employment agreement as amended in April 2009 had been in effect) during the three fiscal years preceding the termination. If, by way of example, Mr. Petrello were Terminated Without Cause subsequent to March 31, 2011, his payment would be approximately $34 million. The formula will be further reduced to two times the average stated above effective April 1, 2015.

We do not have insurance to cover, and we have not recorded an expense or accrued a liability relating to, these potential obligations. See Note 17 Commitments and Contingencies to our 2010 Annual Report for additional discussion and description of Messrs. Isenberg and Petrello’s employment agreements.

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

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 12 — Income Taxes to our 2010 Annual Report for additional discussion.

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

Litigation

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can reasonably be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

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

In August 2010, Nabors and its wholly owned subsidiary, Diamond Acquisition Corp. (“Diamond”) were sued in three putative shareholder class actions. Two of the cases were dismissed. The remaining case pending, Jordan Denney, Individually and on Behalf of All Others Similarly Situated v. David E. Wallace, et al., Civil Action No. 10-1154, is pending in the United States District Court for the Western District of Pennsylvania. The suits were brought against Superior, the individual members of its board of directors, certain of Superior’s senior officers, Nabors and Diamond. The complaints alleged that Superior’s officers and directors violated various provisions of the Exchange Act and breached their fiduciary duties in connection with the Superior acquisition, and that Nabors and Diamond aided and abetted these violations. The complaints sought injunctive relief, including an injunction against the consummation of the Superior acquisition, monetary damages, and attorney’s fees and costs. The claim against Superior and its directors is covered by insurance after a deductible amount. We anticipate settling the claims in 2011, and that any settlement will be funded by Superior’s insurers to the extent it exceeds our deductible.

In March 2011, the Court of Ouargla (in Algeria), sitting at first instance, entered a judgment of approximately $39.9 million against NDIL relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to NDIL by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue, and is not payable pending appeal. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. Our payments were consistent with our historical operations and those of other multinational corporations there, and interpretations of the law by the Central Bank of Algeria. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the timing and ultimate resolution are uncertain.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements involve agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder
	of 2011	2012	2013	Thereafter	Total
	(In thousands)

Financial standby letters of credit and other financial surety instruments	$262,875	$44,075	$30,271	$14,313	$351,534

Note 10	Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share amounts)

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$84,326	$43,519
Less: net (income) loss attributable to noncontrolling interest	669	1,102

Income (loss) from continuing operations,net of tax — basic	84,995	44,621
Add: interest expense on assumed conversion of our 0.94% senior exchangeable notes due 2011, net of tax(1)	—	—

Adjusted net income (loss) from continuing operations, net of tax — diluted	$84,995	$44,621

Earnings (losses) per share:
Basic from continuing operations	$.30	$.16

Diluted from continuing operations	$.29	$.16

Income (loss) from discontinued operations, net of tax	$(2,170)	$(4,421)

Earnings (losses) per share:
Basic from discontinued operations	$(.01)	$(.02)

Diluted from discontinued operations	$(.01)	$(.02)

Shares (denominator):
Weighted-average number of shares outstanding — basic	286,114	284,672
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	6,575	6,064
Assumed conversion of our 0.94% senior exchangeable notes due 2011(1)	—	—

Weighted-average number of shares outstanding — diluted	292,689	290,736

(1)	Diluted earnings (losses) per share for the three months ended March 31, 2011 and 2010 exclude any incremental shares issuable upon exchange of the 0.94% senior exchangeable notes due 2011. As of March 31, 2011, we have purchased approximately $1.3 billion par value of these notes in the open market, leaving approximately $1.4 billion par value outstanding. The number of shares that we would be required to issue upon exchange consists of only the incremental shares that would be issued above the principal amount of the notes, as we are required to pay cash up to the principal amount of the notes

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchanged. We would issue an incremental number of shares only upon exchange of these notes. Such shares are included in the calculation of the weighted-average number of shares outstanding in our diluted earnings per share calculation only when our stock price exceeds $45.83 as of the last trading day of the quarter and the average price of our shares for the ten consecutive trading days beginning on the third business day after the last trading day of the quarter exceeds $45.83, which did not occur during any period for the three months ended March 31, 2011 and 2010.

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 7,269,039 and 10,055,869 shares during the three months ended March 31, 2011 and 2010, respectively. In any period during which the average market price of our common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock will be included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 11	Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Accrued compensation	$134,886	$116,680
Deferred revenue	107,619	88,389
Other taxes payable	28,984	25,227
Workers’ compensation liabilities	21,489	31,944
Interest payable	38,822	89,276
Due to joint venture partners	6,041	6,030
Warranty accrual	3,384	3,376
Litigation reserves	16,690	12,301
Professional fees	6,287	3,222
Current deferred tax liability	—	1,027
Other accrued liabilities	12,513	16,820

	$376,715	$394,292

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2011		2010
	(In thousands)

Interest and dividend income	$1,832		$1,234
Gains (losses) on marketable and non-marketable securities, net(1)	10,455	(2)	(3,791)

	$12,287		$(2,557)

(1)	Includes unrealized losses of $3.2 million and $4.5 million, respectively, from our trading securities.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes $12.9 million realized gain related to one of our overseas fund investments classified as long-term investments, partially offset by unrealized losses discussed above.

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net includes the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Losses (gains) on sales and retirements of long-lived assets	$1,084	$3,515
Litigation expenses	5,919	3,731
Foreign currency transaction losses (gains)	(535)	9,332	(1)
Losses (gains) on derivative instruments	(511)	169
Losses (gains) on debt extinguishment	58	2,804
Other losses (gains)	14	816

	$6,029	$20,367

(1)	Included $8.2 million foreign currency exchange losses for operations in Venezuela related to the Venezuela government’s decision to devalue its currency in January 2010.

Note 12	Discontinued Operations

The operating results from our oil and gas assets in Canada and Colombia that we have classified as held for sale have been retroactively presented as discontinued operations in the accompanying unaudited consolidated statements of income (loss) and the respective accompanying notes to the consolidated financial statements. Our condensed statements of income (loss) from discontinued operations for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
Condensed Statements of Income (Loss) from Discontinued Operations	2011	2010
	(In thousands)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$8,302	$6,722
Income (loss) from discontinued operations
Income (loss) from discontinued operations	$(2,898)	$(3,067)
Less: income tax expense (benefit)	728	(1,354)

Income (loss) from discontinued operations, net of tax	$(2,170)	$(4,421)

During 2011, we and Remora Energy International, LP, one of our joint ventures, have entered into agreements with unrelated parties to sell the majority of the assets in Colombia. Closings of these transactions are subject to customary closing conditions and are expected to occur during the second quarter of 2011. Our proportionate share of pre-tax gains on these transactions is expected to range from $150 to $200 million.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13	Segment Information

The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Operating revenues and earnings (losses) from unconsolidated affiliates from continuing operations:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$378,568	$271,497
U.S. Land Well-servicing	150,256	97,991
Pressure Pumping(3)	257,859	—
U.S. Offshore	30,454	38,198
Alaska	41,315	49,794
Canada	172,443	115,556
International	262,477	245,344

Subtotal Contract Drilling(4)	1,293,372	818,380
Oil and Gas(5)	20,128	10,602
Other Operating Segments(6)(7)	121,383	95,513
Other reconciling items(8)	(37,330)	(25,507)

Total	$1,397,553	$898,988

Adjusted income (loss) derived from operating activities from continuing operations:(1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$80,095	$60,286
U.S. Land Well-servicing	11,123	7,185
Pressure Pumping(3)	43,715	—
U.S. Offshore	(3,977)	7,373
Alaska	11,019	13,957
Canada	38,992	14,882
International	35,497	53,579

Subtotal Contract Drilling(4)	216,464	157,262
Oil and Gas(5)	(770)	2,619
Other Operating Segments(6)(7)	6,138	6,890
Other reconciling items(10)	(30,783)	(24,969)

Total adjusted income derived from operating activities	$191,049	$141,802
Interest expense	(73,924)	(66,769)
Investment income (loss)	12,287	(2,557)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(6,029)	(20,367)

Income (loss) from continuing operations before income taxes	123,383	52,109
Income tax expense (benefit)	38,307	8,590
Subsidiary preferred stock dividend	(750)	—

Income (loss) from continuing operations, net of tax	84,326	43,519
Income (loss) from discontinued operations, net of tax	(2,170)	(4,421)

Net income (loss)	82,156	39,098
Less: Net income (loss) attributable to noncontrolling interest	669	1,102

Net income (loss) attributable to Nabors	$82,825	$40,200

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2011	2010
	(In thousands)

Total assets:
Contract Drilling:(11)
U.S. Lower 48 Land Drilling	$2,813,396	$2,762,362
U.S. Land Well-servicing	708,911	630,518
Pressure Pumping(3)	1,134,282	1,163,236
U.S. Offshore	379,272	379,292
Alaska	301,251	313,123
Canada	1,140,759	1,065,268
International	3,304,662	3,279,763

Subtotal Contract Drilling	9,782,533	9,593,562
Oil and Gas(12)	896,643	805,410
Other Operating Segments(13)	569,401	539,373
Other reconciling items(10)(14)	641,831	708,224

Total assets	$11,890,408	$11,646,569

(1)	All information presents the operating activities of oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia as discontinued operations.

(2)	These segments include our drilling, workover and well-servicing and pressure pumping operations, on land and offshore.

(3)	Includes operating results of Superior for the three months ended March 31, 2011.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.2 million and $.1 million for the three months ended March 31, 2011 and 2010, respectively.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $15.2 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.9 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates. Such amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures are an accurate reflection of our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) before income taxes, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(11)	Includes $55.0 million and $54.8 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2011 and December 31, 2010, respectively.

(12)	Includes $178.1 million and $146.5 million investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2011 and December 31, 2010, respectively.

(13)	Includes $65.4 million and $64.5 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2011 and December 31, 2010, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Includes $1.9 million of investments in unconsolidated affiliates accounted for using the cost method as of each of March 31, 2011 and December 31, 2010.

Note 14	Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware. The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, statements of income (loss) for the three months ended March 31, 2011 and 2010 and the consolidating statements of cash flows for the three months ended March 31, 2011 and 2010 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	March 31, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$6,443	$20	$563,273	$—	$569,736
Short-term investments	—	—	160,571	—	160,571
Assets held for sale	—	—	357,516	—	357,516
Accounts receivable, net	—	—	1,242,954	—	1,242,954
Inventory	—	—	195,230	—	195,230
Deferred income taxes	—	—	21,214	—	21,214
Other current assets	50	16,078	147,781	—	163,909

Total current assets	6,493	16,098	2,688,539	—	2,711,130
Long-term investments and other receivables	—	—	43,744	—	43,744
Property, plant and equipment, net	—	43,598	7,932,359	—	7,975,957
Goodwill	—	—	494,005	—	494,005
Intercompany receivables	164,618	—	322,697	(487,315)	—
Investment in unconsolidated affiliates	5,290,981	5,874,287	1,721,104	(12,585,947)	300,425
Other long-term assets	—	35,075	330,072	—	365,147

Total assets	$5,462,092	$5,969,058	$13,532,520	$(13,073,262)	$11,890,408

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,390,324	$900	$—	$1,391,224
Trade accounts payable	15	—	433,680	—	433,695
Accrued liabilities	2,172	39,212	335,331	—	376,715
Income taxes payable	—	5,870	23,088	—	28,958

Total current liabilities	2,187	1,435,406	792,999	—	2,230,592
Long-term debt	—	3,062,827	1,208	—	3,064,035
Other long-term liabilities	—	39,927	222,629	—	262,556
Deferred income taxes	—	67,467	722,276	—	789,743
Intercompany payable	—	351,937	135,378	(487,315)	—

Total liabilities	2,187	4,957,564	1,874,490	(487,315)	6,346,926

Subsidiary preferred stock	—	—	69,188	—	69,188

Shareholders’ equity	5,459,905	1,011,494	11,574,453	(12,585,947)	5,459,905
Noncontrolling interest	—	—	14,389	—	14,389

Total equity	5,459,905	1,011,494	11,588,842	(12,585,947)	5,474,294

Total liabilities and equity	$5,462,092	$5,969,058	$13,532,520	$(13,073,262)	$11,890,408

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$10,847	$20	$630,835	$—	$641,702
Short-term investments	—	—	159,488	—	159,488
Assets held for sale	—	—	352,048	—	352,048
Accounts receivable, net	—	—	1,116,510	—	1,116,510
Inventory	—	—	158,836	—	158,836
Deferred income taxes	—	—	31,510	—	31,510
Other current assets	50	16,366	136,420	—	152,836

Total current assets	10,897	16,386	2,585,647	—	2,612,930
Long-term investments and other receivables	—	—	40,300	—	40,300
Property, plant and equipment, net	—	44,270	7,771,149	—	7,815,419
Goodwill	—	—	494,372	—	494,372
Intercompany receivables	160,250	—	322,697	(482,947)	—
Investment in unconsolidated affiliates	5,160,800	5,814,219	1,665,459	(12,372,755)	267,723
Other long-term assets	—	36,538	379,287	—	415,825

Total assets	$5,331,947	$5,911,413	$13,258,911	$(12,855,702)	$11,646,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,378,178	$840	$—	$1,379,018
Trade accounts payable	—	—	355,282	—	355,282
Accrued liabilities	3,785	89,480	301,027	—	394,292
Income taxes payable	—	6,859	18,929	—	25,788

Total current liabilities	3,785	1,474,517	676,078	—	2,154,380
Long-term debt	—	3,062,291	1,835	—	3,064,126
Other long-term liabilities	—	12,787	232,978	—	245,765
Deferred income taxes	—	71,815	698,432	—	770,247
Intercompany payable	—	301,451	181,496	(482,947)	—

Total liabilities	3,785	4,922,861	1,790,819	(482,947)	6,234,518

Subsidiary preferred stock	—	—	69,188	—	69,188

Shareholders’ equity	5,328,162	988,552	11,384,203	(12,372,755)	5,328,162
Noncontrolling interest	—	—	14,701	—	14,701

Total equity	5,328,162	988,552	11,398,904	(12,372,755)	5,342,863

Total liabilities and equity	$5,331,947	$5,911,413	$13,258,911	$(12,855,702)	$11,646,569

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$1,381,279	$—	$1,381,279
Earnings (losses) from unconsolidated affiliates	—	—	16,274	—	16,274
Earnings (losses) from consolidated affiliates	85,792	59,893	29,660	(175,345)	—
Investment income (loss)	3	—	12,284	—	12,287
Intercompany interest income	—	18,684	—	(18,684)	—

Total revenues and other income	85,795	78,577	1,439,497	(194,029)	1,409,840

Costs and other deductions:
Direct costs	—	—	858,371	—	858,371
General and administrative expenses	2,872	41	115,643	(98)	118,458
Depreciation and amortization	—	871	225,231	—	226,102
Depletion	—	—	3,573	—	3,573
Interest expense	—	77,349	(3,425)	—	73,924
Intercompany interest expense	—	—	18,684	(18,684)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	98	(464)	6,297	98	6,029

Total costs and other deductions	2,970	77,797	1,224,374	(18,684)	1,286,457

Income (loss) from continuing operations before income taxes	82,825	780	215,123	(175,345)	123,383
Income tax expense (benefit)	—	(21,872)	60,179	—	38,307
Subsidiary preferred stock dividend	—	—	750	—	750

Income (loss) from continuing operations, net of tax	82,825	22,652	154,194	(175,345)	84,326
Income (loss) from discontinued operations, net of tax	—	—	(2,170)	—	(2,170)

Net income (loss)	82,825	22,652	152,024	(175,345)	82,156
Less: Net (income) loss attributable to noncontrolling interest	—	—	669	—	669

Net income (loss) attributable to Nabors	$82,825	$22,652	$152,693	$(175,345)	$82,825

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$891,346	$—	$891,346
Earnings (losses) from unconsolidated affiliates	—	—	7,642	—	7,642
Earnings (losses) from consolidated affiliates	33,946	17,776	(15,792)	(35,930)	—
Investment income (loss)	4	—	(2,561)	—	(2,557)
Intercompany interest income	—	18,115	—	(18,115)	—

Total revenues and other income	33,950	35,891	880,635	(54,045)	896,431

Costs and other deductions:
Direct costs	—	—	505,197	—	505,197
General and administrative expenses	2,210	71	73,235	(90)	75,426
Depreciation and amortization	—	861	170,675	—	171,536
Depletion	—	—	5,027	—	5,027
Interest expense	—	70,199	(3,430)	—	66,769
Intercompany interest expense	—	—	18,115	(18,115)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(8,460)	11,511	17,226	90	20,367

Total costs and other deductions	(6,250)	82,642	786,045	(18,115)	844,322

Income (loss) from continuing operations before income taxes	40,200	(46,751)	94,590	(35,930)	52,109
Income tax expense (benefit)	—	(23,875)	32,465	—	8,590

Income (loss) from continuing operations, net of tax	40,200	(22,876)	62,125	(35,930)	43,519
Income (loss) from discontinued operations, net of tax	—	—	(4,421)	—	(4,421)

Net income (loss)	40,200	(22,876)	57,704	(35,930)	39,098
Less: Net (income) loss attributable to noncontrolling interest	—	—	1,102	—	1,102

Net income (loss) attributable to Nabors	$40,200	$(22,876)	$58,806	$(35,930)	$40,200

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Net cash provided by (used for) operating activities	$(4,988)	$5,003	$290,909	$—	$290,924

Cash flows from investing activities:
Purchases of investments	—	—	(5,870)	—	(5,870)
Sales and maturities of investments	—	—	3,529	—	3,529
Cash paid for acquisition of businesses, net	—	—	—	—	—
Investment in unconsolidated affiliates	—	—	(19,000)	—	(19,000)
Capital expenditures	—	—	(358,574)	—	(358,574)
Proceeds from sales of assets and insurance claims	—	—	5,491	—	5,491
Cash paid for investments in consolidated affiliates	(6,500)	—	—	6,500	—

Net cash provided by (used for) investing activities	(6,500)	—	(374,424)	6,500	(374,424)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	7,565	—	7,565
Proceeds from issuance of common shares	9,424	—	—	—	9,424
Reduction in long-term debt	—	(4,988)	(572)	—	(5,560)
Repurchase of equity component of convertible debt	—	(14)	—	—	(14)
Purchase of restricted stock	(2,340)	—	—	—	(2,340)
Tax benefit related to share-based awards	—	(1)		—	(1)
Proceeds from parent contributions	—	—	6,500	(6,500)	—

Net cash (used for) provided by financing activities	7,084	(5,003)	13,493	(6,500)	9,074
Effect of exchange rate changes on cash and cash equivalents	—	—	2,460	—	2,460

Net (decrease) increase in cash and cash equivalents	(4,404)	—	(67,562)	—	(71,966)
Cash and cash equivalents, beginning of period	10,847	20	630,835	—	641,702

Cash and cash equivalents, end of period	$6,443	$20	$563,273	$—	$569,736

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Net cash provided by (used for) operating activities	$53,002	$109,255	$60,890	$—	$223,147

Cash flows from investing activities:
Purchases of investments	—	—	(4,384)	—	(4,384)
Sales and maturities of investments	—	—	12,509	—	12,509
Investment in unconsolidated affiliates	—	—	(995)	—	(995)
Capital expenditures	—	—	(150,740)	—	(150,740)
Proceeds from sales of assets and insurance claims	—	—	8,682	—	8,682
Cash paid for investments in consolidated affiliates	(64,000)	—	—	64,000	—

Net cash provided by (used for) investing activities	(64,000)	—	(134,928)	64,000	(134,928)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(3,337)	—	(3,337)
Proceeds from issuance of common shares	2,818	—	—	—	2,818
Reduction in long-term debt	—	(106,759)	(72)	—	(106,831)
Repurchase of equity component of convertible debt	—	(2,611)	—	—	(2,611)
Settlement of call options and warrants, net	—	400	—	—	400
Purchase of restricted stock	(1,866)	—	—	—	(1,866)
Tax benefit related to share-based awards	—	—	(67)	—	(67)
Proceeds from parent contributions	—	—	64,000	(64,000)	—

Net cash (used for) provided by financing activities	952	(108,970)	60,524	(64,000)	(111,494)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,931)	—	(1,931)

Net (decrease) increase in cash and cash equivalents	(10,046)	285	(15,445)	—	(25,206)
Cash and cash equivalents, beginning of period	11,702	135	915,978	—	927,815

Cash and cash equivalents, end of period	$1,656	$420	$900,533	$—	$902,609

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15	Subsequent Events

On April 20, 2011, we and Nabors Delaware entered into a new credit agreement under which the lenders committed to provide up to $550 million under an unsecured revolving credit facility. Refer to Note 7 Debt for additional information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of March 31, 2011, and the related consolidated statements of income (loss) for the three-month periods ended March 31, 2011 and 2010, and the consolidated statements of cash flows and of changes in equity for the three-month periods ended March 31, 2011 and 2010. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

Houston, Texas
May 3, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to Part I, Item 1A. — Risk Factors in our 2010 Annual Report.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”).

Management Overview

The following discussion and analysis is intended to help the reader understand the results of our operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.

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

The magnitude of customer spending on new and existing wells is the primary driver of our business. The primary determinant of customer spending is their cash flow and earnings, which (i) in our U.S. Lower 48 Land Drilling and Canadian Drilling operations are largely driven by natural gas prices, and (ii) in our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations by oil prices. Both natural gas and oil prices impact our customers’ activity levels and spending for our Pressure Pumping operations. Oil and natural gas liquids prices are beginning to be more significant factors in some of the traditionally natural-gas-driven operating segments. The Henry Hub natural gas spot price (per Bloomberg) averaged $4.15 per thousand cubic feet (mcf) during the 12-month period ended March 31, 2011, slightly up from a $4.07 per mcf average during the prior 12 months. West Texas intermediate spot oil prices (per Bloomberg) averaged $83.33 per barrel for the 12 months ended March 31, 2011, up from a $70.62 per barrel average during the preceding 12 months.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended March 31, 2011 totaled $1.4 billion, representing an increase of $498.6 million, or 55% as compared to the three months ended March 31, 2010. Adjusted income derived from operating activities and net income (loss) attributable to Nabors for the three months ended March 31, 2011 totaled $191.0 million and $82.8 million ($.28 per diluted share), respectively, representing increases of 35% and 106%, respectively, compared to the three months ended March 31, 2010.

During the three months ended March 31, 2011, operating results improved as compared to the prior year period primarily due to the incremental revenue and positive operating results from our Pressure Pumping operating segment and increased drilling activity in oil and the liquids-oil shale plays in our U.S. Lower 48 Land Drilling and Well-servicing operations. However, our operating results and activity levels continued to be negatively impacted in our U.S. Offshore operations in response to uncertainty in the regulatory environment in the Gulf of Mexico; our Alaskan operations due to key customers’ spending constraints; and in Saudi Arabia due to downtime and reduced rates on several jackup rigs.

Our U.S. Offshore operations were improving during the first half of 2010 until the Gulf of Mexico explosion and oil spill occurred mid-year, which resulted in temporary suspension of offshore drilling and further delays in our customers’ ability to obtain permits, which has limited the use of our assets. Specifically, operating results have been impacted because our customers have suspended most of their operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. Although the previously issued U.S. deepwater drilling moratorium has been lifted and some drilling permits have been issued in March 2011, it is uncertain whether our customers’ ability to obtain government permits will improve in the near term. Our Alaska operating segment has been negatively impacted because the largest operator in the area has curtailed and suspended drilling operations, creating a surplus of rigs in the market and causing price competition. We expect that these conditions will persist and continue to adversely impact our Alaska operating results through 2011. We expect our International results to remain flat in 2011 as the increase of land rig activity is expected to be essentially offset by significantly lower average dayrates on our jackup rigs.

Our operating results for 2011 are expected to increase significantly from levels realized during 2010, driven by an expectation of sustaining higher oil prices and the related impact on drilling and well-servicing activity and dayrates. The major factors that support our expectations of an improved year are:

•	An increase in drilling in oil- and liquids-rich areas incremental to traditional dry gas regions by our U.S. Lower 48 Land Drilling and Well-servicing operations,

•	An expected incremental increase from ancillary well-site services, primarily technical pumping services and down-hole surveying services, resulting from the Superior acquisition in the third quarter of 2010, and

•	The anticipated positive impact on our overall level of drilling and well-servicing activity and margins resulting from the new and upgraded rigs added to our fleet over the past five years, which we expect will enhance our competitive position as market conditions improve.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$378,568	$271,497	$107,071	39%
U.S. Land Well-servicing	150,256	97,991	52,265	53%
Pressure Pumping(3)	257,859	—	257,859	100%
U.S. Offshore	30,454	38,198	(7,744)	(20)%
Alaska	41,315	49,794	(8,479)	(17)%
Canada	172,443	115,556	56,887	49%
International	262,477	245,344	17,133	7%

Subtotal Contract Drilling(4)	1,293,372	818,380	474,992	58%
Oil and Gas(5)	20,128	10,602	9,526	90%
Other Operating Segments(6)(7)	121,383	95,513	25,870	27%
Other reconciling items(8)	(37,330)	(25,507)	(11,823)	(46)%

Total	$1,397,553	$898,988	$498,565	55%

Adjusted income (loss) derived from operating activities from continuing operations:(1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$80,095	$60,286	$19,809	33%
U.S. Land Well-servicing	11,123	7,185	3,938	55%
Pressure Pumping(3)	43,715	—	43,715	100%
U.S. Offshore	(3,977)	7,373	(11,350)	(154)%
Alaska	11,019	13,957	(2,938)	(21)%
Canada	38,992	14,882	24,110	162%
International	35,497	53,579	(18,082)	(34)%

Subtotal Contract Drilling(4)	216,464	157,262	59,202	38%
Oil and Gas(5)	(770)	2,619	(3,389)	(129)%
Other Operating Segments(6)(7)	6,138	6,890	(752)	(11)%
Other reconciling items(10)	(30,783)	(24,969)	(5,814)	(23)%

Total	$191,049	$141,802	$49,247	35%
Interest expense	(73,924)	(66,769)	(7,155)	(11)%
Investment income (loss)	12,287	(2,557)	14,844	581%
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(6,029)	(20,367)	14,338	70%

Income (loss) from continuing operations before income taxes	123,383	52,109	71,274	137%

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages and rig activity)

Income tax expense (benefit)	38,307	8,590	29,717	346%
Subsidiary preferred stock dividend	750	—	750	100%

Income (loss) from continuing operations, net of tax	84,326	43,519	40,807	94%
Income (loss) from discontinued operations, net of tax	(2,170)	(4,421)	2,251	51%

Net income (loss)	82,156	39,098	43,058	110%
Less: Net (income) loss attributable to noncontrolling interest	669	1,102	(433)	(39)%

Net income (loss) attributable to Nabors	$82,825	$40,200	$42,625	106%

Rig activity:
Rig years:(11)
U.S. Lower 48 Land Drilling	187.9	158.6	29.3	18%
U.S. Offshore	8.0	12.0	(4.0)	(33)%
Alaska	5.3	9.1	(3.8)	(42)%
Canada	49.7	34.8	14.9	43%
International(12)	99.6	88.3	11.3	13%

Total rig years	350.5	302.8	47.7	16%

Rig hours:(13)
U.S. Land Well-servicing	187,581	148,347	39,234	26%
Canada Well-servicing	53,154	46,032	7,122	15%

Total rig hours	240,735	194,379	46,356	24%

(1)	All information presents the operating activities of oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia as discontinued operations.

(2)	These segments include our drilling, workover and well-servicing and pressure pumping operations, on land and offshore.

(3)	Includes operating results of Superior for the three months ended March 31, 2011.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.2 million and $.1 million for the three months ended March 31, 2011 and 2010, respectively.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $15.2 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.9 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively.

(8)	Represents the elimination of inter-segment transactions.

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

(loss) from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(12)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 2.0 years and 2.5 years during the three months ended March 31, 2011 and 2010, respectively.

(13)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing and pressure pumping, on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this reportable segment are as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$378,568	$271,497	$107,071	39%
Adjusted income derived from operating activities	$80,095	$60,286	$19,809	33%
Rig years	187.9	158.6	29.3	18%

Operating results increased during the three months ended March 31, 2011 compared to the corresponding 2010 quarter primarily due to higher average dayrates and increases in drilling activity, driven by deployment of rigs into oil- and liquids-rich shale areas. The increase was partially offset by an increase in operating costs associated with drilling activity, as well as higher depreciation expense related to new rigs placed into service since January 2010.

U.S. Land Well-servicing.  The results of operations for this reportable segment are as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$150,256	$97,991	$52,265	53%
Adjusted income derived from operating activities	$11,123	$7,185	$3,938	55%
Rig hours	187,581	148,347	39,234	26%

Operating results increased during the three months ended March 31, 2011 compared to the corresponding 2010 quarter primarily due to an increase in rig utilization as well as limited price improvement, both driven by higher oil prices.

Pressure Pumping.  The results of operations for this reportable segment were as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages)

Operating revenues	$257,859	$—	$257,859	100%
Adjusted income derived from operating activities	$43,715	$—	$43,715	100%

Operating results reflecting our acquisition of Superior are presented above for the three months ended March 31, 2011.

U.S. Offshore.  The results of operations for this reportable segment are as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$30,454	$38,198	$(7,744)	(20)%
Adjusted income (loss) derived from operating activities	$(3,977)	$7,373	$(11,350)	(154)%
Rig years	8.0	12.0	(4.0)	(33)%

The decrease in operating results during the three months ended March 31, 2011 compared to the corresponding 2010 quarter primarily resulted from receiving standby rates on our MODS® rigs while customers wait for permits and lower utilization for the MODS® rigs and SuperSundownertm platform rigs. Drilling activities significantly declined in mid-2010 as our customers suspended their operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits, although several drilling permits were issued in March 2011.

Alaska.  The results of operations for this reportable segment are as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$41,315	$49,794	$(8,479)	(17)%
Adjusted income derived from operating activities	$11,019	$13,957	$(2,938)	(21)%
Rig years	5.3	9.1	(3.8)	(42)%

The decrease in operating results during the three months ended March 31, 2011 compared to the corresponding 2010 quarter was primarily due to lower average dayrates and drilling activity. While drilling activity levels decreased significantly during 2010, operating results decreased only slightly due to an acceleration of deferred revenues from a significant terminating contract in mid-2010.

Canada.  The results of operations for this reportable segment are as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$172,443	$115,556	$56,887	49%
Adjusted income derived from operating activities	$38,992	$14,882	$24,110	162%
Rig years	49.7	34.8	14.9	43%
Rig hours	53,154	46,032	7,122	15%

Operating results increased during the three months ended March 31, 2011 compared to the corresponding 2010 quarter primarily as a result of an overall increase in drilling and well-servicing activity. The increased drilling activity in Western Canada is due to renewed interest in oil exploration supported by sustained improvement in oil prices. The well-servicing hourly rate increased during the three months ended March 31, 2011 as compared to the corresponding quarter in 2010 as a result of higher utilization of rigs. Additionally, operating results were positively impacted by the strengthening of the Canadian dollar versus the U.S. dollar.

International.  The results of operations for this reportable segment are as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$262,477	$245,344	$17,133	7%
Adjusted income derived from operating activities	$35,497	$53,579	$(18,082)	(34)%
Rig years	99.6	88.3	11.3	13%

The decrease in operating results during the three months ended March 31, 2011 compared to the corresponding 2010 quarter resulted primarily from decreases in average dayrates and lower utilization of our jackup rigs in Saudi Arabia. Additionally, operating expenses have increased due to (i) upgrades made to land rigs for gas drilling and (ii) start-up expenses as we prepare to expand into new markets, primarily in Iraq.

Oil and Gas.  The results of operations for this reportable segment are as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$20,128	$10,602	$9,526	90%
Adjusted income (loss) derived from operating activities	$(770)	$2,619	$(3,389)	(129)%

Operating revenues and Earnings from unconsolidated affiliates increased during the three months ended March 31, 2011 compared to the corresponding 2010 quarter primarily as a result of a gain recorded by our unconsolidated U.S. joint venture, of which our proportionate share was $13.3 million. The decrease in adjusted income derived from operating activities resulted primarily from $12.6 million in dry-hole expense for two wells in the Fayetteville Shale in Conway, Arkansas, and a related impairment of the remaining leasehold costs, partially offset by the gain mentioned above.

Other Operating Segments.  These operations include our drilling technology and top-drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments are as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$121,383	$95,513	$25,870	27%
Adjusted income derived from operating activities	$6,138	$6,890	$(752)	(11)%

The increase in operating results during the three months ended March 31, 2011 compared to the corresponding 2010 quarter primarily resulted from higher demand in the United States and Canada drilling markets for rig instrumentation and data collection services from oil and gas exploration companies and higher third-party rental and rigwatch units, which generate higher margins, partially offset by a continued decline in customer demand for our construction and logistics services in Alaska.

Discontinued Operations

The operating results from our oil and gas assets in Canada and Colombia that we have classified as held for sale have been retroactively presented as discontinued operations in the accompanying consolidated statements of income (loss). Our condensed statements of income (loss) from discontinued operations for the three months ended March 31, 2011 and 2010, were as follows:

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$8,302	$6,722	$1,580	24%
Income (loss) from discontinued operations, net of tax	$(2,170)	$(4,421)	$2,251	51%

During 2011, we and Remora Energy International, LP, one of our joint ventures, have entered into agreements with unrelated parties to sell the majority of the assets in Colombia. Closings of these transactions are subject to customary closing conditions and are expected to occur during the second quarter of 2011. Our proportionate share of pre-tax gains on these transactions is expected to range from $150 to $200 million.

OTHER FINANCIAL INFORMATION

General and administrative expenses

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages)

General and administrative expenses	$118,458	$75,426	$43,032	57%
General and administrative expenses as a percentage of operating revenues	8.6%	8.5%	.1%	1%

General and administrative expenses increased during the three months ended March 31, 2011 compared to the corresponding 2010 quarter primarily as a result of increases in wages, burden and bonus to support a higher headcount as a result of (i) our Superior acquisition in the third quarter of 2010 and (ii) increased operations for a majority of our operating segments.

Depreciation and amortization and Depletion expense

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages)

Depreciation and amortization expense	$226,102	$171,536	$54,566	32%
Depletion expense	$3,573	$5,027	$(1,454)	(29)%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three months ended March 31, 2011 compared to the corresponding 2010 quarter as a result of the incremental depreciation expense from (i) assets acquired in our Superior acquisition and (ii) rig upgrades and other capital expenditures made during 2010.

Depletion expense.  Depletion expense decreased during the three months ended March 31, 2011 compared to the corresponding 2010 quarter as a result of decreased amortization of leasehold costs related to leases that expired in late 2010.

Interest expense

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages)

Interest expense	$73,924	$66,769	$7,155	11%

Interest expense increased during the three months ended March 31, 2011 compared to the corresponding 2010 quarter as a result of interest related to our September 2010 issuance of 5.0% senior notes due September 2020. The increase was partially offset by a reduction to interest expense resulting from our repurchases of 0.94% senior exchangeable notes during 2010.

Investment income (loss)

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages)

Investment income (loss)	$12,287	$(2,557)	$14,844	581%

Investment income for the three months ended March 31, 2011 included a $12.9 million realized gain related to one of our overseas fund investments classified as long-term investments and interest and dividend income of $1.8 million from our cash, other short-term and long-term investments, partially offset by net unrealized losses of $3.2 million from our trading securities.

Investment income (loss) for the three months ended March 31, 2010 included unrealized losses of $4.5 million from our trading securities, partially offset by realized gains of $.7 million and interest income of $1.2 million from our cash, other short-term and long-term investments.

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(In thousands, except percentages)

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$(6,029)	$(20,367)	$14,338	70%

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended March 31, 2011 was primarily comprised of increases to our litigation reserves of $5.9 million and net losses on sales and retirements of long-lived assets of approximately $1.1 million.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended March 31, 2010 represented a net loss of $20.3 million and included: (i) foreign currency exchange losses of approximately $9.3 million, (ii) increases to our litigation reserves of $3.7 million, (iii) net losses on sales and retirements of long-lived assets of approximately $3.5 million, and (iv) losses of $2.8 million recognized on purchases of our 0.94% senior exchangeable notes.

Income tax rate

	Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)

Effective income tax rate from continuing operations	31.0%	16.5%	14.5%	88%

Our effective income tax rate increased during the three months ended March 31, 2011 compared to the corresponding 2010 quarter primarily as a result of the proportion of income generated in the United States versus the non-U.S. jurisdictions in which we operate. Income generated in the United States is generally taxed at a higher rate than that of other jurisdictions.

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

Various bills have been introduced in Congress that could reduce or eliminate the tax benefits associated with our 2002 reorganization as a Bermuda company. Legislation enacted by Congress in 2004 provides that a corporation that reorganized in a foreign jurisdiction on or after March 4, 2003 be treated as a domestic corporation for U.S. federal income tax purposes. There has been and we expect that there may continue to be legislation proposed by Congress from time to time which, if enacted, could limit or eliminate the tax benefits associated with our reorganization.

Because we cannot predict whether legislation will ultimately be adopted, no assurance can be given that the tax benefits associated with our reorganization will ultimately accrue to the benefit of Nabors and its shareholders. It is possible that future changes to the tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings resulting from our reorganization.

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2011 and 2010.

Operating Activities.  Net cash provided by operating activities totaled $290.9 million during the three months ended March 31, 2011 compared to net cash provided by operating activities of $223.1 million during the corresponding 2010 quarter. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $345.5 million and $256.5 million for the three months ended March 31, 2011 and 2010, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. Changes in working capital items required $54.5 million and $33.3 million in cash flows for the three months ended March 31, 2011 and 2010, respectively.

Investing Activities.  Net cash used for investing activities totaled $374.4 million during the three months ended March 31, 2011 compared to net cash used for investing activities of $134.9 million during the corresponding 2010 quarter. The primary component of investing cash flows were capital expenditures totaling $358.6 million and $150.7 million, respectively, during the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2011, we provided cash to our investments in unconsolidated affiliates totaling $19.0 million.

Financing Activities.  Net cash provided by financing activities totaled $9.1 million during the three months ended March 31, 2011 compared to net cash used for financing activities of $111.5 million during the corresponding 2010 quarter. During the three months ended March 31, 2011 and 2010, we used cash to purchase $5.0 million and $106.8 million, respectively, of our 0.94% senior exchangeable notes.

Future Cash Requirements

As of March 31, 2011, we had long-term debt, including current maturities, of $4.5 billion and cash and investments of $774.1 million, including $43.7 million of long-term investments and other receivables. Long-term investments and other receivables include $36.4 million in oil and gas financing receivables.

As of March 31, 2011, the current portion of our long-term debt included approximately $1.4 billion par value of Nabors Delaware’s 0.94% senior exchangeable notes that mature on May 15, 2011. We intend to use a portion of the $1.35 billion currently available to us under various revolving credit facilities to supplement cash on hand for purposes of meeting this obligation. We also anticipate finalizing sales, in the second quarter of 2011, of some of our Colombian oil and gas assets that are classified as held for sale. We believe the expected proceeds from these sales, along with future operating cash flows and any remaining availability under the revolvers, will be adequate to fund our capital expenditures and potential investment opportunities over the remainder of the year. We also continue to assess opportunities to dispose of other non-core assets and we continue to believe that we could access the financial markets, if we so chose, to raise additional capital. A number of factors could negatively impact our plans, including our ability to access the financial markets at competitive rates if the financial markets become limited or restricted, a decline in oil and natural gas prices, a decline in demand for our services or market perceptions of us and our industry.

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

On April 25, 2011, the closing market price for our common stock was $31.68 per share. If any of the foregoing conditions were met and the notes were exchanged at a price equal to 100% of their principal amount before maturity, the required cash payment could have a significant impact on our level of cash and cash equivalents and investments available to meet our other cash obligations. However, management believes that if the price of our shares exceeded $59.57 for the required period of time, note holders would be unlikely to exchange them as it would be more beneficial to sell the notes to other investors on the open market. Nevertheless, there can be no assurance that the holders would not exchange the notes.

We expect capital expenditures over the next 12 months to approximate $1.7 - 2.0 billion. We had outstanding purchase commitments of approximately $1.0 billion at March 31, 2011, primarily for rig-related enhancements, construction and sustaining capital expenditures and other operating expenses. We can reduce the planned expenditures if necessary, or increase them if market conditions and new business opportunities warrant it.

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

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included in Note 9 - Commitments and Contingencies under Off-Balance Sheet Arrangements (Including Guarantees) in these unaudited consolidated financial statements.

There have been no significant changes to our contractual cash obligations table which was included in our 2010 Annual Report.

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

In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through March 31, 2011, $464.5 million of our common shares had been repurchased under this program, and we had an additional $35.5 million available.

See Note 17 — Commitments and Contingencies in our 2010 Annual Report for discussion of commitments and contingencies relating to (i) off-balance sheet arrangements (including guarantees) and (ii) employment agreements that could result in cash payments to Messrs. Isenberg and Petrello, respectively, of (a) $100 million and $50 million, respectively, if their employment is terminated due to death or disability, or (b) $100 million and approximately $34 million, respectively, if their employment is terminated without cause or in the event of a change in control.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments, availability under our various revolving credit facilities, and cash generated from operations. As of March 31, 2011, we had cash and investments of $774.1 million (including $43.7 million of long-term investments and other receivables, inclusive of $36.4 million in oil and gas financing receivables) and working capital of $480.5 million. Oil and gas financing receivables are classified as long-term investments. These receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment. This compares to cash and investments of $841.5 million (including $40.3 million of long-term investments and other receivables, inclusive of $32.9 million in oil and gas financing receivables) and working capital of $458.6 million as of December 31, 2010.

Our gross funded debt to capital ratio was 0.42:1 as of each of March 31, 2011 and December 31, 2010. Our net funded debt to capital ratio was 0.37:1 as of each of March 31, 2011 and December 31, 2010.

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

Our interest coverage ratio was 7.4:1 as of March 31, 2011 and 7.0:1 as of December 31, 2010. The interest coverage ratio is a trailing 12-month quotient of the sum of income (loss) from continuing operations, net of tax, net income (loss) attributable to noncontrolling interest, interest expense, subsidiary preferred stock dividends, depreciation and amortization, depletion expense, impairments and other charges, and income tax expense (benefit) less investment income (loss) divided by cash interest expense plus subsidiary preferred stock dividends. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

During 2011, we and Remora International Energy LP, one of our joint ventures, have entered into agreements with unrelated parties to sell the majority of the assets in Colombia. Closings of these transactions are subject to customary closing conditions and are expected to occur during the second quarter of 2011. Our proportionate share of pre-tax gains on these transactions is expected to range from $150 to $200 million.

On April 20, 2011, we and Nabors Delaware entered into a new senior unsecured revolving credit facility under which the lenders committed to provide to Nabors Delaware up to $550 million. This facility also provides Nabors Delaware the option to add other lenders and increase the aggregate principal amount of commitments to $700 million. We fully and unconditionally guarantee the obligations under the facility, which matures in September 2014. Collectively, our borrowing capacity under our revolving credit facilities is $1.35 billion.

We had seven letter-of-credit facilities with various banks as of March 31, 2011. Availability under our letter-of-credit facilities as of March 31, 2011 was as follows:

(In thousands)

Credit available	$246,789
Letters of credit outstanding, inclusive of financial and performance guarantees	83,946

Remaining availability	$162,843

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

Our current cash and investments, projected cash flows from operations, proceeds from dispositions of non-core assets and our revolving credit facilities are expected to adequately finance our purchase commitments, our scheduled debt service requirements, and all other expected cash requirements for the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in interest rates and foreign-currency risk arising from our operations in international markets as discussed in our 2010 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. Because we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

Our management, with the participation of the Chairman and Chief Executive Officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chairman and Chief Executive Officer and principal accounting and financial officer concluded that, as of the end of the period, our disclosure controls and procedures are effective, at the reasonable assurance level, in (i) recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in reports filed or furnished under the Exchange Act, and (ii) ensuring that such information is accumulated and communicated to our management, including the Chairman and Chief Executive Officer and principal accounting and financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can reasonably be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

In March 2011, the Court of Ouargla (in Algeria), sitting at first instance, entered a judgment of approximately $39.9 million against NDIL relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to NDIL by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately US $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately US $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue, and is not payable pending appeal. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. Our payments were consistent with our historical operations in the country, those of other multinational corporations in Algeria, and interpretations of the law by the Central Bank of Algeria. We do not believe that a loss is probable and have not accrued any amounts related to this matter. However, the timing and ultimate resolution are uncertain.

Refer to Note 9 Commitments and Contingencies for discussion of previously disclosed litigation contingencies.

ITEM 1A.	RISK FACTORS

There have been no material changes during the three months ended March 31, 2011 to the “Risk Factors” discussed in our 2010 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2011 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximate
			Total Number	Dollar Value
	Total Number	Average	of Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased(1)	per Share	Announced Program	Under the Program(2)
	(In thousands, except average price paid per share)

Jan. 1 — Jan. 31, 2011	—	$23.03	—	$35,458
Feb. 1 — Feb. 28, 2011	22	$27.92	—	$35,458
Mar. 1 — Mar. 31, 2011	64	$27.04	—	$35,458

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan. The 2003 Employee Stock Plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose.

(2)	In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through March 31, $464.5 million of our common shares had been repurchased under this program, and we had an additional $35.5 million available.

Exhibits

Description

3.1		Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).
3.2		Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).
10.1		Credit Agreement, dated as of April 20, 2011, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, Citigroup Global Markets Inc., Mizuho Corporate Bank, Ltd., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC as Joint Lead Arrangers and Joint Bookrunners, Mizuho Corporate Bank, Ltd., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Documentation Agents, Citibank, N.A., as Administrative Agent and Swingline Lender and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on April 20, 2011).
15		Awareness Letter of Independent Accountants*
31.1		Rule 13a-14(a)/15d-14(a) Certification of Eugene M. Isenberg, Chairman and Chief Executive Officer*
31.2		Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer*
32.1		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer (furnished herewith).
101	.INS	XBRL Instance Document*
101	.SCH	XBRL Schema Document*
101	.CAL	XBRL Calculation Linkbase Document*
101	.LAB	XBRL Label Linkbase Document*
101	.PRE	XBRL Presentation Linkbase Document*
101	.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

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

Date: May 3, 2011