Form 10-Q
period 2011-06-30
NABORS INDUSTRIES LTD
filed 2011-08-02
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

Commission File Number: 001-32657

NABORS INDUSTRIES LTD.

Incorporated in Bermuda	98-0363970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Crown House
Second Floor
4 Par-la-Ville Road
Hamilton, HM08
Bermuda
(441) 292-1510

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

The number of common shares, par value $.001 per share, outstanding as of July 27, 2011 was 287,486,076.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

Index

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
	Consolidated Statements of Income (Loss) for the Three and Six Months Ended June 30, 2011 and 2010	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5
	Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2011 and 2010	6
	Notes to Consolidated Financial Statements	8
	Report of Independent Registered Public Accounting Firm	35
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6.	Exhibits	52
Signatures		53
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1.	FINANCIAL STATEMENTS

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except per share amounts)	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$528,822	$641,702
Short-term investments	144,220	159,488
Assets held for sale	311,295	352,048
Accounts receivable, net	1,191,182	1,116,510
Inventory	199,899	158,836
Deferred income taxes	38,809	31,510
Other current assets	138,714	152,836

Total current assets	2,552,941	2,612,930
Long-term investments and other receivables	42,119	40,300
Property, plant and equipment, net	8,372,405	7,815,419
Goodwill	494,100	494,372
Investment in unconsolidated affiliates	303,970	267,723
Other long-term assets	350,117	415,825

Total assets	$12,115,652	$11,646,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$881	$1,379,018
Trade accounts payable	551,010	355,282
Accrued liabilities	462,343	394,292
Income taxes payable	10,716	25,788

Total current liabilities	1,024,950	2,154,380
Long-term debt	4,264,586	3,064,126
Other long-term liabilities	257,696	245,765
Deferred income taxes	830,757	770,247

Total liabilities	6,377,989	6,234,518

Commitments and contingencies (Note 8)
Subsidiary preferred stock	69,188	69,188
Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 316,858 and 315,034, respectively	316	315
Capital in excess of par value	2,273,016	2,255,787
Accumulated other comprehensive income	376,891	342,052
Retained earnings	3,983,154	3,707,881
Less: treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,655,504	5,328,162
Noncontrolling interest	12,971	14,701

Total equity	5,668,475	5,342,863

Total liabilities and equity	$12,115,652	$11,646,569

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Revenues and other income:
Operating revenues	$1,354,905	$896,029	$2,736,184	$1,787,375
Earnings (losses) from unconsolidated affiliates	9,307	8,845	25,581	16,487
Investment income (loss)	(969)	2,314	11,318	(243)

Total revenues and other income	1,363,243	907,188	2,773,083	1,803,619

Costs and other deductions:
Direct costs	835,112	517,531	1,693,483	1,022,728
General and administrative expenses	125,648	80,337	244,106	155,763
Depreciation and amortization	225,912	175,397	452,014	346,933
Depletion	2,698	4,841	6,271	9,868
Interest expense	63,739	65,293	137,663	132,062
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	5,572	11,024	11,601	31,391

Total costs and other deductions	1,258,681	854,423	2,545,138	1,698,745

Income (loss) from continuing operations before income taxes	104,562	52,765	227,945	104,874
Income tax expense (benefit):
Current	7,791	17,652	24,444	30,297
Deferred	27,873	(8,858)	49,527	(12,913)

Total income tax expense (benefit)	35,664	8,794	73,971	17,384
Subsidiary preferred stock dividend	750	—	1,500	—

Income (loss) from continuing operations, net of tax	68,148	43,971	152,474	87,490
Income (loss) from discontinued operations, net of tax	123,906	(909)	121,736	(5,330)

Net income (loss)	192,054	43,062	274,210	82,160
Less: Net (income) loss attributable to noncontrolling interest	394	559	1,063	1,661

Net income (loss) attributable to Nabors	$192,448	$43,621	$275,273	$83,821

Earnings (losses) per share:
Basic from continuing operations	$.24	$.15	$.54	$.31
Basic from discontinued operations	.43	—	.42	(.02)

Total Basic	$.67	$.15	$.96	$.29

Diluted from continuing operations	$.23	$.15	$.52	$.31
Diluted from discontinued operations	.42	—	.42	(.02)

Total Diluted	$.65	$.15	$.94	$.29

Weighted-average number of common shares outstanding:
Basic	287,311	285,181	286,712	284,927
Diluted	294,298	289,796	293,493	290,266

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2011	2010

Cash flows from operating activities:
Net income (loss) attributable to Nabors	$275,273	$83,821
Adjustments to net income (loss):
Depreciation and amortization	451,986	348,475
Depletion and other exploratory expenses	19,072	15,677
Deferred income tax expense (benefit)	47,308	(12,151)
Deferred financing costs amortization	2,922	2,559
Pension liability amortization and adjustments	300	199
Discount amortization on long-term debt	26,081	36,764
Amortization of loss on hedges	464	291
Losses (gains) on long-lived assets, net	(41,458)	3,667
Losses (gains) on investments, net	(8,761)	2,184
Losses (gains) on debt retirement, net	58	7,033
Losses (gains) on derivative instruments	338	1,580
Share-based compensation	8,107	7,047
Foreign currency transaction losses (gains), net	615	15,019
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(102,122)	(10,379)
Changes in operating assets and liabilities:
Accounts receivable	(82,533)	(42,363)
Inventory	(39,807)	(7,308)
Other current assets	21,051	16,273
Other long-term assets	61,543	(11,765)
Trade accounts payable and accrued liabilities	237,743	15,025
Income taxes payable	(13,363)	(9,622)
Other long-term liabilities	5,085	7,883

Net cash provided by operating activities	869,902	469,909

Cash flows from investing activities:
Purchases of investments	(7,945)	(27,988)
Sales and maturities of investments	20,622	27,997
Investment in unconsolidated affiliates	(29,762)	(10,936)
Distribution of proceeds from asset sales from unconsolidated affiliates	119,207	—
Capital expenditures	(1,003,245)	(369,455)
Proceeds from sales of assets and insurance claims	102,067	17,567

Net cash used for investing activities	(799,056)	(362,815)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	11,203	(6,130)
Proceeds from issuance of common shares	11,622	4,733
Proceeds from revolving credit facilities	1,200,000	—
Debt issuance costs	(2,188)
Reduction in long-term debt	(1,404,247)	(273,605)
Repurchase of equity component of convertible debt	(14)	(4,712)
Settlement of call options and warrants, net	—	1,133
Purchase of restricted stock	(2,527)	(1,887)
Tax benefit related to share-based awards	42	(45)

Net cash used for financing activities	(186,109)	(280,513)
Effect of exchange rate changes on cash and cash equivalents	2,383	(6,803)

Net (decrease) increase in cash and cash equivalents	(112,880)	(180,222)
Cash and cash equivalents, beginning of period	641,702	927,815

Cash and cash equivalents, end of period	$528,822	$747,593

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
				Capital in	Other			Non-
		Common Shares		Excess of	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)		Shares	ParValue	Par Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2010		315,034	$315	$2,255,787	$342,052	$3,707,881	$(977,873)	$14,701	$5,342,863

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$275,273					275,273			275,273
Translation adjustment attributable to Nabors	39,349				39,349				39,349
Unrealized gains/(losses) on marketable securities, net of income taxes of $70	(4,954)				(4,954)				(4,954)
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $0	(1)				(1)				(1)
Pension liability amortization, net of income taxes of $117	183				183				183
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $119	262				262				262

Comprehensive income (loss) attributable to Nabors	$310,112

Net income (loss) attributable to noncontrolling interest	(1,063)							(1,063)	(1,063)
Translation adjustment attributable to noncontrolling interest	452							452	452

Comprehensive income (loss) attributable to noncontrolling interest	(611)

Total comprehensive income (loss)	$309,501

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		956	1	11,621					11,622
Distributions from noncontrolling interest								(1,119)	(1,119)
Repurchase of equity component of convertible debt				(14)					(14)
Tax benefit related to share-based awards				42					42
Restricted stock awards, net		868		(2,527)					(2,527)
Share-based compensation				8,107					8,107

Balances, June 30, 2011		316,858	$316	$2,273,016	$376,891	$3,983,154	$(977,873)	$12,971	$5,668,475

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
		Common Shares		Capital in	Other			Non-
			Par	Excess of	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)		Shares	Value	Par Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2009		313,915	$314	$2,239,323	$292,706	$3,613,186	$(977,873)	$14,323	$5,181,979

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$83,821					83,821			83,821
Translation adjustment attributable to Nabors	(15,687)				(15,687)				(15,687)
Unrealized gains/(losses) on marketable securities, net of income taxes of $7,678	(23,906)				(23,906)				(23,906)
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $951	(2,060)				(2,060)				(2,060)
Pension liability amortization, net of income taxes of $74	126				126				126
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $9	89				89				89

Comprehensive income (loss) attributable to Nabors	$42,383

Net income (loss) attributable to noncontrolling interest	(1,661)							(1,661)	(1,661)
Translation adjustment attributable to noncontrolling interest	(131)							(131)	(131)

Comprehensive income (loss) attributable to noncontrolling interest	(1,792)

Total comprehensive income (loss)	$40,591

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		389		4,733					4,733
Distributions from noncontrolling interest								(867)	(867)
Contributions to noncontrolling interest								437	437
Repurchase of equity component of convertible debt				(4,712)					(4,712)
Settlement of call options and warrants, net				1,133					1,133
Tax benefit related to share-based awards				(45)					(45)
Restricted stock awards, net		374		(1,887)					(1,887)
Share-based compensation				7,047					7,047

Balances, June 30, 2010		314,678	$314	$2,245,592	$251,268	$3,697,007	$(977,873)	$12,101	$5,228,409

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•	We actively market approximately 551 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa.

•	We actively market approximately 574 rigs for land well-servicing and workover work in the United States and approximately 174 rigs for land well-servicing and workover work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 40 platform, 13 jackup and four barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•	We provide pressure pumping services with over 616,000 hydraulic horsepower in key basins throughout the United States.

•	We offer a wide range of ancillary well-site services, including engineering, transportation and disposal, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in select U.S. and international markets.

•	We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software.

•	We invest in oil and gas exploration, development and production activities in the United States, Canada and Colombia through both our wholly owned subsidiaries and our oil and gas joint ventures in which we hold 49-50% ownership interests.

•	We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets nine rigs in addition to the rigs we lease to the joint venture.

•	We also provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft.

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, well-servicing, fluid logistics and workover operations, on land and offshore. Our hydraulic fracturing and downhole surveying services are included in our Pressure Pumping operating segment. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in our Other Operating Segments.

On September 10, 2010, we acquired Superior Well Services, Inc. (“Superior”). The effects of the Superior acquisition and the related operating results are included in the accompanying unaudited consolidated financial statements beginning on the acquisition date, and are reflected in the operating segment titled “Pressure Pumping.”

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

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”). In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2011 and the results of our operations for the three and six months ended June 30, 2011 and 2010, and our cash flows and changes in equity for the six months ended June 30, 2011 and 2010, in accordance with GAAP. Interim results for the three and six months ended June 30, 2011 may not be indicative of results that will be realized for the full year ending December 31, 2011.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss), and our investment in these entities is included as a single amount in our consolidated balance sheets. Investments in unconsolidated affiliates accounted for using the equity method totaled $301.4 million and $265.8 million and investments in unconsolidated affiliates accounted for using the cost method totaled $2.5 million and $1.9 million, respectively, as of June 30, 2011 and December 31, 2010. At June 30, 2011 and December 31, 2010, assets held for sale included investments in unconsolidated affiliates accounted for using the equity method totaling $37.4 million and $79.5 million, respectively. See Note 11 – Discontinued Operations for additional information.

We have investments in offshore funds, which are classified as long-term investments and are accounted for using the equity method of accounting based on our ownership interest in each fund.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to clarify the application of some of the existing fair value measurement and disclosure requirements. These changes are effective for interim and annual periods that begin after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2011, the FASB issued an ASU relating to the presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. We plan to adopt the ASU beginning January 1, 2012.

Note 3	Cash and Cash Equivalents and Investments

Our cash and cash equivalents, short-term and long-term investments and other receivables consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Cash and cash equivalents	$528,822	$641,702
Short-term investments:
Trading equity securities	12,970	19,630
Available-for-sale equity securities	68,580	79,698
Available-for-sale debt securities	62,670	60,160

Total short-term investments	144,220	159,488
Long-term investments and other receivables	42,119	40,300

Total	$715,161	$841,490

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain information related to our cash and cash equivalents and short-term investments follows:

	June 30, 2011			December 31, 2010
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
	Value	Gains	Losses	Value	Gains	Losses
	(In thousands)

Cash and cash equivalents	$528,822	$—	$—	$641,702	$—	$—

Short-term investments:
Trading equity securities	12,970	7,246	—	19,630	13,906	—

Available-for-sale equity securities	68,580	24,801	(18)	79,698	38,176	(2,274)

Available-for-sale debt securities:
Commercial paper and CDs	1,216	—	—	1,275	—	—
Corporate debt securities	55,300	21,944	(479)	52,022	15,274	(18)
Mortgage-backed debt securities	370	19	—	372	16	—
Mortgage-CMO debt securities	2,754	16	(99)	3,015	21	(6)
Asset-backed debt securities	3,030	—	(149)	3,476	—	(268)

Total available-for-sale debt securities	62,670	21,979	(727)	60,160	15,311	(292)

Total available-for-sale securities	131,250	46,780	(745)	139,858	53,487	(2,566)

Total short-term investments	144,220	54,026	(745)	159,488	67,393	(2,566)

Total cash, cash equivalents and short-term investments	$673,042	$54,026	$(745)	$801,190	$67,393	$(2,566)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of June 30, 2011
	Less Than 12 Months		More Than 12 Months
		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss
	(In thousands)

Available-for-sale equity securities	$1,067	$18	$—	$—
Available-for-sale debt securities:(1)
Corporate debt securities	19,300	479	—	—
Mortgage-CMO debt securities	2,264	95	117	4
Asset-backed debt securities	—	—	3,030	149

Total available-for-sale debt securities	21,564	574	3,147	153

Total	$22,631	$592	$3,147	$153

(1)	Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities. Each of these securities has a rating ranging from “A” to “AAA” from

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, did not consider the decline in value of these investments to be other-than-temporary at June 30, 2011.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at June 30, 2011, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
June 30,
2011
(In thousands)

Debt securities:
Due in one year or less	$1,216
Due after one year through five years	—
Due in more than five years	61,454

Total debt securities	$62,670

Certain information regarding our debt and equity securities is presented below:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)

Available-for-sale:
Proceeds from sales and maturities	$782	$10,757
Realized gains (losses), net	(7)	1,677

Note 4	Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2011. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended June 30, 2011, there were no transfers of our financial

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities between Level 1 and 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Short-term investments:
Available-for-sale equity securities — energy industry	$68,580	$—	$—	$68,580
Available-for-sale debt securities
Commercial paper and CDs	1,216	—	—	1,216
Corporate debt securities	—	55,300	—	55,300
Mortgage-backed debt securities	—	370	—	370
Mortgage-CMO debt securities	—	2,754	—	2,754
Asset-backed debt securities	3,030	—	—	3,030
Trading securities — energy industry	12,970	—	—	12,970

Total short-term investments	$85,796	$58,424	$—	$144,220

Liabilities:
Derivative contract	$—	$2,578	$—	$2,578

Nonrecurring Fair Value Measurements

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily to goodwill, oil and gas financing receivables, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination, and asset retirement obligations.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our long-term debt and subsidiary preferred stock is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

0.94% senior exchangeable notes due May 2011	$—	$—	$1,378,178	$1,403,315
6.15% senior notes due February 2018	966,883	1,083,050	966,276	1,041,008
9.25% senior notes due January 2019	1,125,000	1,436,738	1,125,000	1,393,943
5.00% senior notes due September 2020	697,190	700,308	697,037	678,335
5.375% senior notes due August 2012(1)	274,291	287,876	273,977	291,500
Subsidiary preferred stock	69,188	68,625	69,188	68,625
Revolving credit facilities	1,200,000	1,200,000	—	—
Other	2,103	2,103	2,676	2,676

	$4,334,655	$4,778,700	$4,512,332	$4,879,402

(1)	Includes $.5 million and $.7 million as of June 30, 2011 and December 31, 2010, respectively, related to the unamortized loss on an interest rate swap that was unwound during the fourth quarter of 2005.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of June 30, 2011, our short-term investments were carried at fair market value and included $131.2 million and $13.0 million in securities classified as available-for-sale and trading, respectively. As of December 31, 2010, our short-term investments were carried at fair market value and included $139.9 million and $19.6 million in securities classified as available-for-sale and trading, respectively. The carrying value of our long-term investments that are accounted for using the equity method of accounting approximates fair value. The fair value of these long-term investments totaled $6.1 million and $7.4 million as of June 30, 2011 and December 31, 2010, respectively. The carrying value of our oil and gas financing receivables included in long-term investments approximates fair value. The carrying value of our oil and gas financing receivables totaled $36.0 million and $32.9 million as of June 30, 2011 and December 31, 2010, respectively. Income and gains associated with our oil and gas financing receivables are recognized as operating revenues.

Note 5	Share-Based Compensation

We have several share-based employee compensation plans, which are more fully described in Note 6 Share-Based Compensation to the audited financial statements included in our 2010 Annual Report.

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $4.1 million and $3.6 million for the three months ended June 30, 2011 and 2010, respectively, and $8.1 million and $7.0 million for the six months ended June 30, 2011 and 2010, respectively. Total share-based compensation is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments. See Note 12 — Segment Information.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the six months ended June 30, 2011 and 2010, we awarded 1,029,157 and 460,418 shares of restricted stock, respectively, vesting over periods up to four years, to our employees and directors. These awards had an aggregate value at their grant date of $28.8 million and $10.3 million, respectively. The fair value of restricted stock that vested during the six months ended June 30, 2011 and 2010 was $15.9 million and $19.3 million, respectively.

The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $15.1 million and $3.4 million, respectively. The total fair value of stock options that vested during the six months ended June 30, 2011 and 2010 was $5.1 million and $5.5 million, respectively.

Note 6	Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

0.94% senior exchangeable notes due May 2011	$—	$1,378,178
6.15% senior notes due February 2018	966,883	966,276
9.25% senior notes due January 2019	1,125,000	1,125,000
5.00% senior notes due September 2020	697,190	697,037
5.375% senior notes due August 2012	274,291	273,977
Revolving credit facilities	1,200,000	—
Other	2,103	2,676

	4,265,467	4,443,144
Less: current portion	881	1,379,018

	$4,264,586	$3,064,126

Senior Exchangeable Notes

On May 16, 2011, the remaining aggregate principal amount of $1.4 billion of our 0.94% senior exchangeable notes matured and we redeemed them with $1.2 billion of borrowings under our revolving credit facilities and available cash.

Revolving Credit Facilities

As of June 30, 2011, we had $200 million of remaining availability from a combined total of $1.4 billion under our existing revolving credit facilities. The existing revolving credit facilities mature in September 2014, and can be used for general corporate purposes, including capital expenditures and working capital. The weighted average interest rate on current borrowings was 1.8%. We fully and unconditionally guarantee the obligations under all of these credit facilities.

We have two senior unsecured revolving credit facilities, which total $1.35 billion under Nabors Delaware and, as of June 30, 2011, $1.15 billion has been utilized. A third unsecured revolving credit facility for $50 million exists with one of our subsidiaries and, as of June 30, 2011, has been fully utilized. We have the option to increase the aggregate principal amount of commitments by an additional $200 million by either adding new lenders to these facilities or by requesting existing lenders under the facilities to increase their commitments (in each case with the consent of the new lenders or the increasing lenders).

Borrowings under the senior unsecured revolving credit facilities bear interest, at Nabor’s option, for either (x) the “Base Rate” (as defined below) plus the applicable interest margin, calculated on the basis of the

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual number of days elapsed in a year of 365 days and payable quarterly in arrears or (y) interest periods of one, two, three or six months at an annual rate equal to the LIBOR for the corresponding deposits of U.S. dollars, plus the applicable interest margin. The “Base Rate” is defined, for any day, as a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of the administrative agent, as established from time to time and (iii) LIBOR for an interest period of one month beginning on such day plus 1%.

The revolving credit facilities contain various covenants and restrictive provisions which limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at June 30, 2011. If we should fail to perform our obligations under the covenants, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 7	Common Shares

During the six months ended June 30, 2011 and 2010, our employees exercised vested options to acquire 1.0 million and .4 million of our common shares, resulting in proceeds of $11.6 million and $4.7 million, respectively. For each of the six months ended June 30, 2011 and 2010, we withheld .1 million of our common shares with a fair value of $2.5 million and $1.9 million, respectively, to satisfy tax withholding obligations in connection with the vesting of stock awards.

During the six months ended June 30, 2010, our outstanding share count increased by 103,925 due to share settlements of stock options exercised by our Chairman and Chief Executive Officer, Eugene M. Isenberg, and our Deputy Chairman, President and Chief Operating Officer, Anthony G. Petrello. As part of these transactions, unexercised vested stock options were surrendered to Nabors with a value of approximately $5.9 million to satisfy the option exercise price and related income taxes.

Note 8	Commitments and Contingencies

Commitments

Employment Contracts

The employment agreements for each of Messrs. Isenberg and Petrello provide for an extension of the employment term through March 30, 2013, with automatic one-year extensions beginning April 1, 2011, unless either party gives notice of nonrenewal.

•	In the event of Mr. Isenberg’s Termination Without Cause (including in the event of a change of control), or his death or disability, either he or his estate would be entitled to receive a payment of $100 million within 30 days thereafter.

•	If Mr. Petrello experienced such a triggering event, he or his estate would be entitled to receive a payment of $50 million within 30 days; provided that in the event of Termination Without Cause or Constructive Termination Without Cause, either he or his estate would be entitled to a payment equal to three times the average of his base salary and annual bonus (calculated as though the bonus formula under his employment agreement as amended in April 2009 had been in effect) during the three fiscal years preceding the termination. If, by way of example, Mr. Petrello were Terminated Without Cause subsequent to June 30, 2011, his payment would be approximately $34 million. The formula will be further reduced to two times the average stated above effective April 1, 2015.

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

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 12-Income Taxes to our 2010 Annual Report for additional discussion.

On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexico branch for 2003. The notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deductions were appropriate and more recently that the government’s position lacks merit. NDIL’s Mexico branch took similar deductions for depreciation and labor expenses from 2004 to 2008. On June 30, 2009, the government proposed similar assessments against the Mexico branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006. We anticipate that a similar assessment will eventually be proposed against NDIL for 2005 through 2008 and against NDIL II for 2007 to 2010. We believe that the potential assessments will range from $6 million to $26 million per year for the period from 2005 to 2009, and in the aggregate, would be approximately $90 million to $95 million. Although we believe that any assessments related to the 2003 and 2005 to 2010 years lack merit, a reserve has been recorded in accordance with GAAP. The statute of limitations for NDIL’s 2004 tax year expired. Accordingly, during the fourth quarter of 2010, we released $7.4 million from our tax reserves, which represented the reserve recorded for that tax year. If these additional assessments were made and we ultimately did not prevail, we would be required to recognize additional tax for the amount in excess of the current reserve.

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

In August 2010, Nabors and its wholly owned subsidiary, Diamond Acquisition Corp. (“Diamond”), were sued in three putative shareholder class actions. Two of the cases were dismissed. The remaining case pending, Jordan Denney, Individually and on Behalf of All Others Similarly Situated v. David E. Wallace, et al., Civil Action No. 10-1154, is pending in the United States District Court for the Western District of Pennsylvania. The suits were brought against Superior, the individual members of its board of directors, certain of Superior’s senior officers, Nabors and Diamond. The complaints alleged that Superior’s officers and directors violated various provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and breached their fiduciary duties in connection with the Superior acquisition, and that Nabors and Diamond aided and abetted these violations. The complaints sought injunctive relief, including an injunction against the consummation of the Superior acquisition, monetary damages, and attorneys fees and costs. The claim against Superior and its directors is covered by insurance after a deductible amount. We have entered into a settlement agreement pursuant to which Superior’s insurers will pay $475,000 in attorney’s fees in full settlement of this matter. The court has preliminarily approved the settlement, with a final hearing scheduled on September 8, 2011.

In March 2011, the Court of Ouargla (in Algeria), sitting at first instance, entered a judgment of approximately $39.1 million against NDIL relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to NDIL by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties of approximately three times the amount at issue, and is not payable pending appeal. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals has upheld the lower court’s ruling, and we have appealed the matter to the Algeria Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, and interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $31.1 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder
	of 2011	2012	2013	Thereafter	Total
	(In thousands)

Financial standby letters of credit and other financial surety instruments	$49,783	$60,201	$—	$—	$109,984

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$68,148	$43,971	$152,474	$87,490
Less: net (income) loss attributable to noncontrolling interest	394	559	1,063	1,661

Adjusted income (loss) from continuing operations, net of tax — basic	68,542	44,530	153,537	89,151
Add: interest expense on assumed conversion of our 0.94% senior exchangeable notes due 2011, net of tax(1)	—	—	—	—

Adjusted net income (loss) from continuing operations, net of tax — diluted	$68,542	$44,530	$153,537	$89,151

Earnings (losses) per share:
Basic from continuing operations	$.24	$.15	$.54	$.31

Diluted from continuing operations	$.23	$.15	$.52	$.31

Income (loss) from discontinued operations, net of tax	$123,906	$(909)	$121,736	$(5,330)

Earnings (losses) per share:
Basic from discontinued operations	$.43	$—	$.42	$(.02)

Diluted from discontinued operations	$.42	$—	$.42	$(.02)

Shares (denominator):
Weighted-average number of shares outstanding — basic	287,311	285,181	286,712	284,927
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	6,987	4,615	6,781	5,339
Assumed conversion of our 0.94% senior exchangeable notes due 2011(1)	—	—	—	—

Weighted-average number of shares outstanding — diluted	294,298	289,796	293,493	290,266

(1)	In May 2011, the remaining aggregate principal amount of our 0.94% senior exchangeable notes matured and we redeemed them with $1.2 billion of borrowings under our revolving credit facilities and available cash. Diluted earnings (losses) per share for the three and six months ended June 30, 2010 exclude any incremental shares that would have been issuable upon exchange of these notes based on a calculation using our stock price. Our stock price did not exceed the threshold during the period ending June 30, 2010.

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 5,494,895 and 14,894,841 shares during the three months ended June 30, 2011 and 2010, respectively, and 6,381,967 and 12,475,355 shares during the six months ended June 30, 2011 and 2010, respectively. In any period during which the average market price of our common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock will be included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 10	Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Accrued compensation	$145,773	$116,680
Deferred revenue	123,675	88,389
Other taxes payable	31,371	25,227
Workers’ compensation liabilities	21,489	31,944
Interest payable	90,177	89,276
Due to joint venture partners	6,041	6,030
Warranty accrual	4,212	3,376
Litigation reserves	23,440	12,301
Professional fees	6,669	3,222
Current deferred tax liability	1,027	1,027
Other accrued liabilities	8,469	16,820

	$462,343	$394,292

Investment income (loss) includes the following:

	Six Months Ended
	June 30,
	2011		2010
	(In thousands)

Interest and dividend income	$3,787		$3,156
Gains (losses) on investments, net(1)	7,531	(2)	(3,399)

	$11,318		$(243)

(1)	Includes unrealized losses of $6.7 million and $6.4 million, respectively, from our trading securities.

(2)	Includes $12.9 million realized gain related to one of our overseas fund investments classified as long-term investments, partially offset by unrealized losses discussed above.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net includes the following:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)

Losses (gains) on sales and retirements of long-lived assets	$1,259	$3,804
Litigation expenses	9,926	3,927
Foreign currency transaction losses (gains)	478	15,144	(1)
Losses (gains) on derivative instruments	(861)	391
Losses (gains) on debt extinguishment	58	7,033
Other losses (gains)	741	1,092

	$11,601	$31,391

(1)	Includes $8.2 million foreign currency exchange losses for operations in Venezuela related to the Venezuela government’s decision to devalue its currency in January 2010.

Note 11	Discontinued Operations

We determined that the plan of sale criteria in the ASC Topic relating to the Presentation of Financial Statements for Assets Sold or Held for Sale had been met during the third quarter of 2010 for our oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia. At Septemer 30, 2010, these assets also included our 49.7% and 50.0% ownership interests in our investments of Remora Energy International, LP (“Remora”) in Colombia and Stone Mountain Ventures Partnership (“SMVP”) in Canada, respectively, which we had accounted for using the equity method of accounting. All of these assets are included in our oil and gas operating segment. Accordingly, we reclassified wholly owned oil and gas assets from our property, plant and equipment, net, as well as our investment balances for Remora and SMVP from investments in unconsolidated affiliates to assets held for sale, in our consolidated balance sheet at September 30, 2010.

During the three months ended June 30, 2011, we sold some of our wholly owned oil and gas assets in Colombia to an unrelated third party. We received proceeds of $91.4 million from this sale and recognized a gain of approximately $42.7 million. Additionally, during the three months ended June 30, 2011, Remora completed sales of some of their oil and gas assets in Colombia. Remora received gross proceeds of approximately $279 million from these sales and made a distribution of cash to us in the amount of $119.2 million during the second quarter of 2011. Remora has entered into additional agreements with respect to the sale of the remaining oil and gas assets, which are expected to close during the third quarter of 2011.

In June 2011, the equity owners of SMVP dissolved the partnership and a proportionate share of the assets and liabilities were conveyed to us in exchange for our ownership interest. The exchange was not a material transaction to us and we accounted for it as a business combination. We continue to market these assets for sale and although market conditions in Canada have weakened since we initially classified these assets as held for sale at September 30, 2010, we continue to believe that these assets are properly reflected in our assets held for sale balances at June 30, 2011 and December 31, 2010.

The operating results from our oil and gas assets in Canada and Colombia that we have classified as held for sale have been retroactively presented as discontinued operations in the accompanying unaudited consolidated balance sheets and statements of income (loss) and the respective accompanying notes to the

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements. Our condensed statements of income (loss) from discontinued operations for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Condensed Statements of Income (Loss) from Discontinued Operations	2011		2010	2011		2010
	(In thousands)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$89,980	(1)	$10,402	$98,282	(1)	$17,124

Income (loss) from discontinued operations:
Income (loss) from discontinued operations	$79,698		$(1,501)	$76,800		$(4,568)
Gain (loss) on disposal of wholly owned assets	42,717		—	42,717		—
Less: income tax expense (benefit)	(1,491)		(592)	(2,219)		762

Income (loss) from discontinued operations, net of tax	$123,906		$(909)	$121,736		$(5,330)

(1)	Includes approximately $85 million of equity in earnings during the three months ended June 30, 2011 for our proportionate share of Remora’s net income, inclusive of the gains they recognized for asset sales closed during the second quarter of 2011.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Segment Information

The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$404,984	$303,417	$783,552	$574,914
U.S. Land Well-servicing	164,140	104,860	314,396	202,851
U.S. Offshore	40,284	38,978	70,738	77,176
Alaska	32,336	43,385	73,651	93,179
Canada	87,974	60,759	260,417	176,315
International	265,231	267,007	527,708	512,351

Subtotal Contract Drilling(3)	994,949	818,406	2,030,462	1,636,786
Pressure Pumping(4)	265,930	—	523,789	—
Oil and Gas(5)	11,755	9,800	31,883	20,402
Other Operating Segments(6)(7)	162,491	107,749	283,874	203,262
Other reconciling items(8)	(70,913)	(31,081)	(108,243)	(56,588)

Total	$1,364,212	$904,874	$2,761,765	$1,803,862

Adjusted income (loss) derived from operating activities from continuing operations:(1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$99,231	$58,169	$179,326	$118,455
U.S. Land Well-servicing	16,526	3,231	27,649	10,416
U.S. Offshore	(1,059)	8,104	(5,036)	15,477
Alaska	8,288	12,388	19,307	26,345
Canada	(2,512)	(9,497)	36,480	5,385
International	35,851	64,972	71,348	118,551

Subtotal Contract Drilling(3)	156,325	137,367	329,074	294,629
Pressure Pumping(4)	43,888	—	87,603	—
Oil and Gas(5)	4,959	1,998	4,189	4,617
Other Operating Segments(6)(7)	13,641	8,317	19,779	15,207
Other reconciling items(10)	(43,971)	(20,914)	(74,754)	(45,883)

Total adjusted income derived from operating activities	$174,842	$126,768	$365,891	$268,570
Interest expense	(63,739)	(65,293)	(137,663)	(132,062)
Investment income (loss)	(969)	2,314	11,318	(243)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(5,572)	(11,024)	(11,601)	(31,391)

Income (loss) from continuing operations before income taxes	104,562	52,765	227,945	104,874
Income tax expense (benefit)	35,664	8,794	73,971	17,384
Subsidiary preferred stock dividend	750	—	1,500	—

Income (loss) from continuing operations, net of tax	68,148	43,971	152,474	87,490
Income (loss) from discontinued operations, net of tax	123,906	(909)	121,736	(5,330)

Net income (loss)	192,054	43,062	274,210	82,160
Less: Net income (loss) attributable to noncontrolling interest	394	559	1,063	1,661

Net income (loss) attributable to Nabors	$192,448	$43,621	$275,273	$83,821

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2011	2010
	(In thousands)

Total assets:
Contract Drilling:(11)
U.S. Lower 48 Land Drilling	$2,965,214	$2,762,362
U.S. Land Well-servicing	748,151	630,518
U.S. Offshore	371,651	379,292
Alaska	287,086	313,123
Canada	1,012,559	1,065,268
International	3,489,873	3,279,763

Subtotal Contract Drilling	8,874,534	8,430,326
Pressure Pumping(4)	1,203,062	1,163,236
Oil and Gas(12)	951,127	805,410
Other Operating Segments(13)	551,266	539,373
Other reconciling items(10) (14)	535,663	708,224

Total assets	$12,115,652	$11,646,569

(1)	All information presents the operating activities of oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia as discontinued operations.

(2)	These segments include our drilling, well-servicing and workover operations on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $3.7 million and $2.9 million for the three months ended June 30, 2011 and 2010, respectively, and $3.9 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively.

(4)	Includes operating results of our Pressure Pumping operating segment, added to our lines of business during the third quarter of 2010, for the three and six months ended June 30, 2011.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $6.2 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively, and $21.4 million and $7.7 million for the six months ended June 30, 2011 and 2010, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(.6) million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively, and $.3 million and $5.8 million for the six months ended June 30, 2011 and 2010, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates. Such amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) before income taxes, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Includes $58.7 million and $54.8 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2011 and December 31, 2010, respectively.

(12)	Includes $178.0 million and $146.5 million investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2011 and December 31, 2010, respectively.

(13)	Includes $64.7 million and $64.5 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2011 and December 31, 2010, respectively.

(14)	Includes $2.5 million and $1.9 million of investments in unconsolidated affiliates accounted for using the cost method as of June 30, 2011 and December 31, 2010, respectively.

Note 13	Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, statements of income (loss) for the three and six months ended June 30, 2011 and 2010 and the consolidating statements of cash flows for the six months ended June 30, 2011 and 2010 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	June 30, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,687	$22	$527,113	$—	$528,822
Short-term investments	—	—	144,220	—	144,220
Assets held for sale	—	—	311,295	—	311,295
Accounts receivable, net	—	—	1,191,182	—	1,191,182
Inventory	—	—	199,899	—	199,899
Deferred income taxes	—	—	38,809	—	38,809
Other current assets	50	3,959	134,705	—	138,714

Total current assets	1,737	3,981	2,547,223	—	2,552,941
Long-term investments and other receivables	—	—	42,119	—	42,119
Property, plant and equipment, net	—	42,742	8,329,663	—	8,372,405
Goodwill	—	—	494,100	—	494,100
Intercompany receivables	160,778	—	430,289	(591,067)	—
Investment in unconsolidated affiliates	5,496,529	5,893,457	1,711,132	(12,797,148)	303,970
Other long-term assets	—	33,742	316,375	—	350,117

Total assets	$5,659,044	$5,973,922	$13,870,901	$(13,388,215)	$12,115,652

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$	$881	$—	$881
Trade accounts payable	44	27	550,939	—	551,010
Accrued liabilities	3,496	89,983	368,864	—	462,343
Income taxes payable	—		10,716	—	10,716

Total current liabilities	3,540	90,010	931,400	—	1,024,950
Long-term debt	—	4,213,363	51,223	—	4,264,586
Other long-term liabilities	—	33,383	224,313	—	257,696
Deferred income taxes	—	48,167	782,590	—	830,757
Intercompany payable	—	591,067	—	(591,067)	—

Total liabilities	3,540	4,975,990	1,989,526	(591,067)	6,377,989

Subsidiary preferred stock	—	—	69,188	—	69,188

Shareholders’ equity	5,655,504	997,932	11,799,216	(12,797,148)	5,655,504
Noncontrolling interest	—	—	12,971	—	12,971

Total equity	5,655,504	997,932	11,812,187	(12,797,148)	5,668,475

Total liabilities and equity	$5,659,044	$5,973,922	$13,870,901	$(13,388,215)	$12,115,652

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$10,847	$20	$630,835	$—	$641,702
Short-term investments	—	—	159,488	—	159,488
Assets held for sale	—	—	352,048	—	352,048
Accounts receivable, net	—	—	1,116,510	—	1,116,510
Inventory	—	—	158,836	—	158,836
Deferred income taxes	—	—	31,510	—	31,510
Other current assets	50	16,366	136,420	—	152,836

Total current assets	10,897	16,386	2,585,647	—	2,612,930
Long-term investments and other receivables	—	—	40,300	—	40,300
Property, plant and equipment, net	—	44,270	7,771,149	—	7,815,419
Goodwill	—	—	494,372	—	494,372
Intercompany receivables	160,250	—	322,697	(482,947)	—
Investment in unconsolidated affiliates	5,160,800	5,814,219	1,665,459	(12,372,755)	267,723
Other long-term assets	—	36,538	379,287	—	415,825

Total assets	$5,331,947	$5,911,413	$13,258,911	$(12,855,702)	$11,646,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,378,178	$840	$—	$1,379,018
Trade accounts payable	—	—	355,282	—	355,282
Accrued liabilities	3,785	89,480	301,027	—	394,292
Income taxes payable	—	6,859	18,929	—	25,788

Total current liabilities	3,785	1,474,517	676,078	—	2,154,380
Long-term debt	—	3,062,291	1,835	—	3,064,126
Other long-term liabilities	—	12,787	232,978	—	245,765
Deferred income taxes	—	71,815	698,432	—	770,247
Intercompany payable	—	301,451	181,496	(482,947)	—

Total liabilities	3,785	4,922,861	1,790,819	(482,947)	6,234,518

Subsidiary preferred stock	—	—	69,188	—	69,188

Shareholders’ equity	5,328,162	988,552	11,384,203	(12,372,755)	5,328,162
Noncontrolling interest	—	—	14,701	—	14,701

Total equity	5,328,162	988,552	11,398,904	(12,372,755)	5,342,863

Total liabilities and equity	$5,331,947	$5,911,413	$13,258,911	$(12,855,702)	$11,646,569

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$1,354,905	$—	$1,354,905
Earnings (losses) from unconsolidated affiliates	—	—	9,307	—	9,307
Earnings (losses) from consolidated affiliates	195,770	18,971	(7,481)	(207,260)	—
Investment income (loss)	1	68	(1,038)	—	(969)
Intercompany interest income	—	17,405	—	(17,405)	—

Total revenues and other income	195,771	36,444	1,355,693	(224,665)	1,363,243

Costs and other deductions:
Direct costs	—	—	835,112	—	835,112
General and administrative expenses	3,120	49	122,683	(204)	125,648
Depreciation and amortization	—	871	225,041	—	225,912
Depletion	—	—	2,698	—	2,698
Interest expense	—	69,059	(5,320)	—	63,739
Intercompany interest expense	—	—	17,405	(17,405)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	203	(344)	5,509	204	5,572

Total costs and other deductions	3,323	69,635	1,203,128	(17,405)	1,258,681

Income (loss) from continuing operations before income taxes	192,448	(33,191)	152,565	(207,260)	104,562
Income tax expense (benefit)	—	(19,300)	54,964	—	35,664
Subsidiary preferred stock dividend	—	—	750	—	750

Income (loss) from continuing operations, net of tax	192,448	(13,891)	96,851	(207,260)	68,148
Income (loss) from discontinued operations, net of tax	—	—	123,906	—	123,906

Net income (loss)	192,448	(13,891)	220,757	(207,260)	192,054
Less: Net (income) loss attributable to noncontrolling interest	—	—	394	—	394

Net income (loss) attributable to Nabors	$192,448	$(13,891)	$221,151	$(207,260)	$192,448

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$896,029	$—	$896,029
Earnings (losses) from unconsolidated affiliates	—	—	8,845	—	8,845
Earnings (losses) from consolidated affiliates	40,070	54,499	23,802	(118,371)	—
Investment income (loss)	3	—	2,311	—	2,314
Intercompany interest income	—	17,828	—	(17,828)	—

Total revenues and other income	40,073	72,327	930,987	(136,199)	907,188

Costs and other deductions:
Direct costs	—	—	517,531	—	517,531
General and administrative expenses	1,573	108	78,838	(182)	80,337
Depreciation and amortization	—	700	174,697	—	175,397
Depletion	—	—	4,841	—	4,841
Interest expense	—	67,516	(2,223)	—	65,293
Intercompany interest expense	—	—	17,828	(17,828)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(5,121)	9,781	6,182	182	11,024

Total costs and other deductions	(3,548)	78,105	797,694	(17,828)	854,423

Income (loss) from continuing operations before income taxes	43,621	(5,778)	133,293	(118,371)	52,765
Income tax expense (benefit)	—	(22,302)	31,096	—	8,794

Income (loss) from continuing operations, net of tax	43,621	16,524	102,197	(118,371)	43,971
Income (loss) from discontinued operations, net of tax	—	—	(909)	—	(909)

Net income (loss)	43,621	16,524	101,288	(118,371)	43,062
Less: Net (income) loss attributable to noncontrolling interest	—	—	559	—	559

Net income (loss) attributable to Nabors	$43,621	$16,524	$101,847	$(118,371)	$43,621

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non —	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$2,736,184	$—	$2,736,184
Earnings (losses) from unconsolidated affiliates	—	—	25,581	—	25,581
Earnings (losses) from consolidated affiliates	281,564	78,864	22,177	(382,605)	—
Investment income (loss)	4	68	11,246	—	11,318
Intercompany interest income	—	36,089	—	(36,089)	—

Total revenues and other income	281,568	115,021	2,795,188	(418,694)	2,773,083

Costs and other deductions:
Direct costs	—	—	1,693,483	—	1,693,483
General and administrative expenses	5,993	90	238,325	(302)	244,106
Depreciation and amortization	—	1,742	450,272	—	452,014
Depletion	—	—	6,271	—	6,271
Interest expense	—	146,408	(8,745)	—	137,663
Intercompany interest expense	—	—	36,089	(36,089)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	302	(808)	11,805	302	11,601

Total costs and other deductions	6,295	147,432	2,427,500	(36,089)	2,545,138

Income (loss) from continuing operations before income taxes	275,273	(32,411)	367,688	(382,605)	227,945
Income tax expense (benefit)	—	(41,172)	115,143	—	73,971
Subsidiary preferred stock dividend	—	—	1,500	—	1,500

Income (loss) from continuing operations, net of tax	275,273	8,761	251,045	(382,605)	152,474
Income (loss) from discontinued operations, net of tax	—	—	121,736	—	121,736

Net income (loss)	275,273	8,761	372,781	(382,605)	274,210
Less: Net (income) loss attributable to noncontrolling interest	—	—	1,063	—	1,063

Net income (loss) attributable to Nabors	$275,273	$8,761	$373,844	$(382,605)	$275,273

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non —	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$1,787,375	$—	$1,787,375
Earnings (losses) from unconsolidated affiliates	—	—	16,487	—	16,487
Earnings (losses) from consolidated affiliates	74,016	72,275	8,010	(154,301)	—
Investment income (loss)	7	—	(250)	—	(243)
Intercompany interest income	—	35,943	—	(35,943)	—

Total revenues and other income	74,023	108,218	1,811,622	(190,244)	1,803,619

Costs and other deductions:
Direct costs	—	—	1,022,728	—	1,022,728
General and administrative expenses	3,783	179	152,073	(272)	155,763
Depreciation and amortization	—	1,561	345,372	—	346,933
Depletion	—	—	9,868	—	9,868
Interest expense	—	137,715	(5,653)	—	132,062
Intercompany interest expense	—	—	35,943	(35,943)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(13,581)	21,292	23,408	272	31,391

Total costs and other deductions	(9,798)	160,747	1,583,739	(35,943)	1,698,745

Income (loss) from continuing operations before income taxes	83,821	(52,529)	227,883	(154,301)	104,874
Income tax expense (benefit)	—	(46,177)	63,561	—	17,384

Income (loss) from continuing operations, net of tax	83,821	(6,352)	164,322	(154,301)	87,490
Income (loss) from discontinued operations, net of tax	—	—	(5,330)	—	(5,330)

Net income (loss)	83,821	(6,352)	158,992	(154,301)	82,160
Less: Net (income) loss attributable to noncontrolling interest	—	—	1,661	—	1,661

Net income (loss) attributable to Nabors	$83,821	$(6,352)	$160,653	$(154,301)	$83,821

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non —	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Net cash provided by (used for) operating activities	$1,044	$256,452	$612,406	$—	$869,902

Cash flows from investing activities:
Purchases of investments	—	—	(7,945)	—	(7,945)
Sales and maturities of investments	—	—	20,622	—	20,622
Investment in unconsolidated affiliates	—	—	(29,762)	—	(29,762)
Distribution of proceeds from asset sales from unconsolidated affiliates	—	—	119,207	—	119,207
Capital expenditures	—	—	(1,003,245)	—	(1,003,245)
Proceeds from sales of assets and insurance claims	—	—	102,067	—	102,067
Cash paid for investments in consolidated affiliates	(19,300)	—	—	19,300	—

Net cash provided by (used for) investing activities	(19,300)	—	(799,056)	19,300	(799,056)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	11,203	—	11,203
Proceeds from issuance of common shares, net	11,623	—	(1)	—	11,622
Proceeds from revolving credit facilities	—	1,150,000	50,000	—	1,200,000
Debt issuance costs		(2,188)			(2,188)
Reduction in long-term debt	—	(1,404,247)	—	—	(1,404,247)
Repurchase of equity component of convertible debt	—	(14)	—	—	(14)
Purchase of restricted stock	(2,527)	—	—	—	(2,527)
Tax benefit related to share-based awards	—	(1)	43	—	42
Proceeds from parent contributions	—	—	19,300	(19,300)	—

Net cash (used for) provided by financing activities	9,096	(256,450)	80,545	(19,300)	(186,109)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,383	—	2,383

Net (decrease) increase in cash and cash equivalents	(9,160)	2	(103,722)	—	(112,880)
Cash and cash equivalents, beginning of period	10,847	20	630,835	—	641,702

Cash and cash equivalents, end of period	$1,687	$22	$527,113	$—	$528,822

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non —	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Consolidated Total
	(In thousands)

Net cash provided by (used for) operating activities	$88,082	$279,825	$102,002	$—	$469,909

Cash flows from investing activities:
Purchases of investments	—	—	(27,988)	—	(27,988)
Sales and maturities of investments	—	—	27,997	—	27,997
Investment in unconsolidated affiliates	—	—	(10,936)	—	(10,936)
Capital expenditures	—	—	(369,455)	—	(369,455)
Proceeds from sales of assets and insurance claims	—	—	17,567	—	17,567
Cash paid for investments in consolidated affiliates	(88,000)	—	—	88,000	—

Net cash provided by (used for) investing activities	(88,000)	—	(362,815)	88,000	(362,815)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(6,130)	—	(6,130)
Proceeds from issuance of common shares, net	4,733	—	—	—	4,733
Reduction in long-term debt	—	(273,605)	—	—	(273,605)
Repurchase of equity component of convertible debt	—	(4,712)	—	—	(4,712)
Settlement of call options and warrants, net	—	1,133	—	—	1,133
Purchase of restricted stock	(1,887)	—	—	—	(1,887)
Tax benefit related to share-based awards	—	—	(45)	—	(45)
Proceeds from parent contributions	—	—	88,000	(88,000)	—

Net cash (used for) provided by financing activities	2,846	(277,184)	81,825	(88,000)	(280,513)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,803)	—	(6,803)

Net (decrease) increase in cash and cash equivalents	2,928	2,641	(185,791)	—	(180,222)
Cash and cash equivalents, beginning of period	11,702	135	915,978	—	927,815

Cash and cash equivalents, end of period	$14,630	$2,776	$730,187	$—	$747,593

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of June 30, 2011, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the consolidated statements of cash flows and of changes in equity for the three-month and six-month periods ended June 30, 2011 and 2010. This interim financial information is the responsibility of the Company’s management.

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
August 2, 2011

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, well-servicing and workover operations, on land and offshore. Our hydraulic fracturing and downhole surveying services are included in our Pressure Pumping operating segment. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations are aggregated in our Other Operating Segments.

The magnitude of customer spending on new and existing wells is the primary driver of our business. Our customers’ spending is determined in principal part by their cash flow and earnings, which (i) in our

U.S. Lower 48 Land Drilling and Canadian Drilling operations have traditionally been driven by natural gas prices but much of the current activity is being driven by oil and natural gas liquids prices, and (ii) in our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing operations by oil prices. Both natural gas and oil prices impact our customers’ activity levels and spending for our Pressure Pumping operations. The Henry Hub natural gas spot price (per Bloomberg) averaged $4.16 per thousand cubic feet (mcf) during the 12-month period ended June 30, 2011, slightly down from a $4.23 per mcf average during the prior 12 months. West Texas intermediate spot oil prices (per Bloomberg) averaged $89.41 per barrel for the 12 months ended June 30, 2011, up from a $75.17 per barrel average during the preceding 12 months.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended June 30, 2011 totaled $1.4 billion, representing an increase of $459.3 million, or 51% as compared to the three months ended June 30, 2010, and $2.8 billion for the six months ended June 30, 2011, representing an increase of $957.9 million, or 53%, as compared to the six month ended June 30, 2010. Adjusted income derived from operating activities and income (loss) from continuing operations, net of tax and noncontrolling interests, for the three months ended June 30, 2011 totaled $174.8 million and $68.5 million ($.23 per diluted share), respectively, representing increases of 38% and 55%, respectively, compared to the three months ended June 30, 2010. Adjusted income derived from operating activities and income (loss) from continuing operations, net of tax and noncontrolling interests, for the six months ended June 30, 2011 totaled $365.9 million and $153.5 million ($.52 per diluted share), respectively, representing increases of 36% and 74%, respectively, compared to the six months ended June 30, 2010.

During the six months ended June 30, 2011, operating results improved as compared to the prior year period primarily due to the incremental revenue and positive operating results from the addition of our Pressure Pumping operating segment beginning in September of 2010 and increased drilling activity in oil- and liquids-rich shale plays in our U.S. Lower 48 Land Drilling and Well-servicing operations. However, our operating results and activity levels continued to be negatively impacted in our U.S. Offshore operations in response to uncertainty in the regulatory environment in the Gulf of Mexico; our Alaskan operations due to key customers’ spending constraints; and in Saudi Arabia due to downtime and reduced rates on several jackup rigs.

During the three months ended June 30, 2011, we sold some of our wholly owned oil and gas assets in Colombia and received proceeds of $91.4 million. Additionally, Remora completed sales of some of their oil and gas assets in Colombia for gross proceeds of $279 million and made a distribution of cash to us in the amount of $119.2 million during the second quarter of 2011. The effect of these sales is reflected in income (loss) from discontinued operations, net of tax, of $123.9 million ($.42 per diluted share) and $121.7 million ($.42 per diluted share) for the three and six months ended June 30, 2011, respectively.

We expect our operating results for 2011 to increase significantly from 2010 levels, driven by anticipated sustained higher oil prices and the related impact on drilling and well-servicing activity and dayrates, along with a full year contribution from our Pressure Pumping line of business. The major factors that support our projections of an improved year are:

•	An increase in drilling in oil- and liquids-rich areas incremental to traditional dry gas regions by our U.S. Lower 48 Land Drilling and Well-servicing operations,

•	An expected incremental increase from ancillary well-site services, primarily technical pumping services and down-hole surveying services, resulting from our Pressure Pumping operating segment for the new line of business acquired in the third quarter of 2010, and

•	The anticipated positive impact on our overall level of drilling and well-servicing activity and margins resulting from the new and upgraded rigs and equipment added to our fleet over the past five years, which we expect will enhance our competitive position as market conditions improve.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$404,984	$303,417	$101,567	33%	$783,552	$574,914	$208,638	36%
U.S. Land Well-servicing	164,140	104,860	59,280	57%	314,396	202,851	111,545	55%
U.S. Offshore	40,284	38,978	1,306	3%	70,738	77,176	(6,438)	(8)%
Alaska	32,336	43,385	(11,049)	(25)%	73,651	93,179	(19,528)	(21)%
Canada	87,974	60,759	27,215	45%	260,417	176,315	84,102	48%
International	265,231	267,007	(1,776)	(1)%	527,708	512,351	15,357	3%

Subtotal Contract Drilling(3)	994,949	818,406	176,543	22%	2,030,462	1,636,786	393,676	24%
Pressure Pumping(4)	265,930	—	265,930	100%	523,789	—	523,789	100%
Oil and Gas(5)	11,755	9,800	1,955	20%	31,883	20,402	11,481	56%
Other Operating Segments (6)(7)	162,491	107,749	54,742	51%	283,874	203,262	80,612	40%
Other reconciling items(8)	(70,913)	(31,081)	(39,832)	(128)%	(108,243)	(56,588)	(51,655)	(91)%

Total	$1,364,212	$904,874	$459,338	51%	$2,761,765	$1,803,862	$957,903	53%

Adjusted income (loss) derived from operating activities (1)(9):
Contract Drilling:
U.S. Lower 48 Land Drilling	$99,231	$58,169	$41,062	71%	$179,326	$118,455	$60,871	51%
U.S. Land Well-servicing	16,526	3,231	13,295	411%	27,649	10,416	17,233	165%
U.S. Offshore	(1,059)	8,104	(9,163)	(113)%	(5,036)	15,477	(20,513)	(133)%
Alaska	8,288	12,388	(4,100)	(33)%	19,307	26,345	(7,038)	(27)%
Canada	(2,512)	(9,497)	6,985	74%	36,480	5,385	31,095	577%
International	35,851	64,972	(29,121)	(45)%	71,348	118,551	(47,203)	(40)%

Subtotal Contract Drilling(3)	156,325	137,367	18,958	14%	329,074	294,629	34,445	12%
Pressure Pumping(4)	43,888	—	43,888	100%	87,603	—	87,603	100%
Oil and Gas(5)	4,959	1,998	2,961	148%	4,189	4,617	(428)	(9)%
Other Operating Segments (6)(7)	13,641	8,317	5,324	64%	19,779	15,207	4,572	30%
Other reconciling items(10)	(43,971)	(20,914)	(23,057)	(110)%	(74,754)	(45,883)	(28,871)	(63)%

Total	$174,842	$126,768	$48,074	38%	$365,891	$268,570	$97,321	36%
Interest expense	(63,739)	(65,293)	1,554	2%	(137,663)	(132,062)	(5,601)	(4)%
Investment income	(969)	2,314	(3,283)	(142)%	11,318	(243)	11,561	n/m(11)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(5,572)	(11,024)	5,452	49%	(11,601)	(31,391)	19,790	63%
Income (loss) from continuing operations before income taxes	104,562	52,765	51,797	98%	227,945	104,874	123,071	117%
Income tax expense (benefit)	35,664	8,794	26,870	306%	73,971	17,384	56,587	326%
Subsidiary preferred stock dividend	750	—	750	100%	1,500	—	1,500	100%

Income (loss) from continuing operations, net of tax	68,148	43,971	24,177	55%	152,474	87,490	64,984	74%

Income (loss) from discontinued operations, net of tax	123,906	(909)	124,815	n/m(11)	121,736	(5,330)	127,066	n/m(11)

Net income (loss)	192,054	43,062	148,992	346%	274,210	82,160	192,050	234%
Less: Net loss attributable to noncontrolling interest	394	559	(165)	(30)%	1,063	1,661	(598)	(36)%

Net income (loss) attributable to Nabors	$192,448	$43,621	$148,827	341%	$275,273	$83,821	$191,452	228%

Rig activity:
Rig years: (12)
U.S. Lower 48 Land Drilling	194.2	172.3	21.9	13%	191.0	165.5	25.5	15%
U.S. Offshore	9.4	11.0	(1.6)	(15)%	8.7	11.5	(2.8)	(24)%
Alaska	4.5	8.0	(3.5)	(44)%	4.9	8.5	(3.6)	(42)%
Canada	22.5	17.7	4.8	27%	36.1	26.2	9.9	38%
International(13)	102.8	97.6	5.2	5%	101.2	93.0	8.2	9%

Total rig years	333.4	306.6	26.8	9%	341.9	304.7	37.2	12%

Rig hours: (14)
U.S. Land Well-servicing	195,949	157,199	38,750	25%	383,530	305,546	77,984	26%
Canada Well-servicing	29,254	32,211	(2,957)	(9)%	82,408	78,243	4,165	5%

Total rig hours	225,203	189,410	35,793	19%	465,938	383,789	82,149	21%

(1)	All information presents the operating activities of oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia as discontinued operations.

(2)	These segments include our drilling, well-servicing and workover operations on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $3.7 million and $2.9 million for the three months ended June 30, 2011 and 2010, respectively, and $3.9 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively.

(4)	Includes operating results of our Pressure Pumping operating segment, added to our lines of business during the third quarter of 2010, for the three and six months ended June 30, 2011.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $6.2 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively, and $21.4 million and $7.7 million for the six months ended June 30, 2011 and 2010, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(.6) million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively, and $.3 million and $5.8 million for the six months ended June 30, 2011 and 2010, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from “Operating revenues” and then adding “Earnings (losses) from unconsolidated affiliates.” These amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	The number is so large that it is not meaningful.

(12)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(13)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 2.0 years and 2.4 years during the three months ended June 30, 2011 and 2010, respectively, and 2.0 years and 2.5 years for the six months ended June 30, 2011 and 2010, respectively.

(14)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, well-servicing and workover operations on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$404,984	$303,417	$101,567	33%	$783,552	$574,914	$208,638	36%
Adjusted income derived from operating activities	$99,231	$58,169	$41,062	71%	$179,326	$118,455	$60,871	51%
Rig years	194.2	172.3	21.9	13%	191.0	165.5	25.5	15%

Operating results increased during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods primarily due to higher average dayrates and increases in drilling activity, driven by deployment of rigs into oil- and liquids-rich shale areas. The increase was partially offset by an increase in operating costs associated with drilling activity, as well as higher depreciation expense related to new rigs placed into service since January 2010.

U.S. Land Well-servicing.  The results of operations for this segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$164,140	$104,860	$59,280	57%	$314,396	$202,851	$111,545	55%
Adjusted income derived from operating activities	$16,526	$3,231	$13,295	411%	$27,649	$10,416	$17,233	165%
Rig hours	195,949	157,199	38,750	25%	383,530	305,546	77,984	26%

Operating results increased during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods primarily due to an increase in rig utilization as well as price improvements, both driven by higher oil prices.

U.S. Offshore.  The results of operations for this segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$40,284	$38,978	$1,306	3%	$70,738	$77,176	$(6,438)	(8)%
Adjusted income (loss) derived from operating activities	$(1,059)	$8,104	$(9,163)	(113)%	$(5,036)	$15,477	$(20,513)	(133)%
Rig years	9.4	11.0	(1.6)	(15)%	8.7	11.5	(2.8)	(24)%

The decreases in operating results during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods resulted primarily from receiving standby rates on our MODS® rigs while customers wait for permits and lower utilization for the MODS® rigs and SuperSundownertm platform rigs. These decreases were partially offset by increased utilization of jackup rigs and revenues from two major contracts.

Alaska.  The results of operations for this segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$32,336	$43,385	$(11,049)	(25)%	$73,651	$93,179	$(19,528)	(21)%
Adjusted income derived from operating activities	$8,288	$12,388	$(4,100)	(33)%	$19,307	$26,345	$(7,038)	(27)%
Rig years	4.5	8.0	(3.5)	(44)%	4.9	8.5	(3.6)	(42)%

The decreases in operating results during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods were principally due to lower average dayrates and drilling activity, resulting from reduced spending of certain key customers. While drilling activity levels decreased significantly during 2010, operating results decreased only slightly due to an acceleration of deferred revenues from a significant contract terminating in mid-2010.

Canada.  The results of operations for this segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$87,974	$60,759	$27,215	45%	$260,417	$176,315	$84,102	48%
Adjusted income (loss) derived from operating activities	$(2,512)	$(9,497)	$6,985	74%	$36,480	$5,385	$31,095	577%
Rig years	22.5	17.7	4.8	27%	36.1	26.2	9.9	38%
Rig hours	29,254	32,211	(2,957)	(9)%	82,408	78,243	4,165	5%

Operating results increased during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods primarily as a result of increases in drilling activity. The increased drilling activity in Western Canada results from renewed interest in oil exploration supported by sustained improvement in oil prices. The well-servicing hourly rate decreased during the six months ended June 30, 2011 as compared to the corresponding period in 2010 as a result of poor weather conditions in early 2011. Additionally, operating results were positively impacted by the strengthening of the Canadian dollar versus the U.S. dollar.

International.  The results of operations for this segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$265,231	$267,007	$(1,776)	(1)%	$527,708	$512,351	$15,357	3%
Adjusted income derived from operating activities	$35,851	$64,972	$(29,121)	(45)%	$71,348	$118,551	$(47,203)	(40)%
Rig years	102.8	97.6	5.2	5%	101.2	93.0	8.2	9%

The decreases in operating results during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods were driven primarily by decreases in average dayrates and lower utilization of our jackup rigs in Saudi Arabia and other drilling activities in Qatar and Australia. This was partially offset by an increase in the utilization of our overall rig fleet.

Pressure Pumping.  The results of operations for this segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages)

Operating revenues	$265,930	$—	$265,930	100%	$523,789	$—	$523,789	100%
Adjusted income derived from operating activities	$43,888	$—	$43,888	100%	$87,603	$—	$87,603	100%

Operating results reflect the effects of our acquisition of Superior during the third quarter of 2010 for the three and six months ended June 30, 2011.

Oil and Gas.  The results of operations for this segment were as follows:

	Three Months				Six Months
	Ended June 30,		Increase/		Ended June 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$11,755	$9,800	$1,955	20%	$31,883	$20,402	$11,481	56%
Adjusted income derived from operating activities	$4,959	$1,998	$2,961	148%	$4,189	$4,617	$(428)	(9)%

Operating results increased during the three months ended June 30, 2011 compared to the corresponding 2010 quarter as a result of increased operating results from our unconsolidated U.S. joint venture.

Operating revenues and Earnings from unconsolidated affiliates increased during the six months ended June 30, 2011 compared to the corresponding 2010 period primarily as a result of a gain recorded during the first quarter of 2011 by our unconsolidated U.S. joint venture, of which our proportionate share was $13.3 million. The decrease in adjusted income derived from operating activities resulted primarily from $12.6 million in dry-hole expense, also recorded in the first quarter of 2011, for two wells in the Fayetteville Shale in Conway, Arkansas, and a related impairment of the remaining leasehold costs, partially offset by the gain mentioned above.

Other Operating Segments.  These operations include our drilling technology and top-drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments were as follows:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2011	2010	Increase/ (Decrease)		2011	2010	Increase/ (Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$162,491	$107,749	$54,742	51%	$283,874	$203,262	$80,612	40%
Adjusted income derived from operating activities	$13,641	$8,317	$5,324	64%	$19,779	$15,207	$4,572	30%

The increases in operating results during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods resulted principally from higher demand in the U.S. and Canada drilling markets for top-drives, rig instrumentation and data collection services from oil and gas exploration companies and higher third-party rental and rigwatch units, which generate higher margins, partially offset by a continued decline in customer demand for our construction and logistics services in Alaska.

Discontinued Operations

The operating results from our oil and gas assets in Canada and Colombia that we have classified as held for sale have been retroactively presented as discontinued operations in the accompanying consolidated financial statements. Our condensed statements of income (loss) from discontinued operations for the three and six months ended June 30, 2011 and 2010, were as follows:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2011	2010	Increase/ (Decrease)		2011	2010	Increase/ (Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$89,980	$10,402	$79,578	765%	$98,282	$17,124	$81,158	474%
Income (loss) from discontinued operations, net of tax	$123,906	$(909)	$124,815	n/m(1)	$121,736	$(5,330)	$127,066	n/m(1)

n/m(1) — the number is so large that it is not meaningful.

During the three months ended June 30, 2011, we sold some of our wholly owned oil and gas assets in Colombia to an unrelated third party. We received proceeds of $91.4 million from this sale and recognized a gain of approximately $42.7 million. Additionally, during the three months ended June 30, 2011, Remora completed sales of some of their oil and gas assets in Colombia. Remora received gross proceeds of approximately $279 million from these sales and made a distribution of cash to us in the amount of $119.2 million during the second quarter of 2011. Remora has entered into additional agreements with respect to the sale of the remaining oil and gas assets, which are expected to close during the third quarter of 2011.

In June 2011, the equity owners of SMVP dissolved the partnership and a proportionate share of the assets and liabilities were conveyed to us in exchange for our ownership interest. We continue to market these assets for sale and although market conditions in Canada have weakened since we initially classified these assets as held for sale at September 30, 2010, we continue to believe that these assets are properly reflected in our assets held for sale balances at June 30, 2011 and December 31, 2010.

OTHER FINANCIAL INFORMATION

General and administrative expenses

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2011	2010	Increase/ (Decrease)		2011	2010	Increase/ (Decrease)
	(In thousands, except percentages)

General and administrative expenses	$125,648	$80,337	$45,311	56%	$244,106	$155,763	$88,343	57%
General and administrative expenses as a percentage of operating revenues	9.3%	9.0%	.3%	3.3%	8.9%	8.7%	.2%	2.3%

General and administrative expenses increased during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods primarily as a result of increases in wages, burden and bonus to support a higher headcount as a result of (i) our Superior acquisition in the third quarter of 2010 and (ii) increased operations for a majority of our operating segments.

Depreciation and amortization and depletion expense

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2011	2010	Increase/ (Decrease)		2011	2010	Increase/ (Decrease)
	(In thousands, except percentages)

Depreciation and amortization expense	$225,912	$175,397	$50,515	29%	$452,014	$346,933	$105,081	30%
Depletion expense	$2,698	$4,841	$(2,143)	(44)%	$6,271	$9,868	$(3,597)	(36)%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods as a result of the incremental depreciation expense from (i) pressure pumping assets acquired in the third quarter of 2010, (ii) newly constructed rigs recently placed into service and (iii) rig upgrades and other capital expenditures made during 2010.

Depletion expense.  Depletion expense decreased during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods as a result of (i) lower production for our wholly owned oil and gas properties and (ii) decreased amortization of leasehold costs related to leases that expired in late 2010.

Interest expense

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2011	2010	Increase/ (Decrease)		2011	2010	Increase/ (Decrease)
	(In thousands, except percentages)

Interest expense	$63,739	$65,293	$(1,554)	(2)%	$137,663	$132,062	$5,601	4%

Interest expense increased during the six months ended June 30, 2011 compared to the corresponding 2010 period as a result of interest related to our September 2010 issuance of 5.0% senior notes due September 2020. The increase was partially offset by a reduction to interest expense resulting from our repurchases during 2010 and redemption during May 2011 of the 0.94% senior exchangeable notes.

Investment income (loss)

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2011	2010	Increase/ (Decrease)		2011	2010	Increase/ (Decrease)
	(In thousands, except percentages)

Investment income (loss)	$(969)	$2,314	$(3,283)	(142)%	$11,318	$(243)	$11,561	n/m(1)

(1) — the number is so large that it is not meaningful.

Investment loss for the three months ended June 30, 2011 included unrealized losses of $3.4 million from our trading securities, partially offset by interest and dividend income of $2.0 million from our cash, other short-term and long-term investments and realized gains of $.5 million from other long-term investments.

Investment income for the six months ended June 30, 2011 included (i) a $12.9 million realized gain recorded in the first quarter of 2011 relating to one of our overseas fund investments classified as long-term investments, (ii) $1.3 million realized gains from other long-term investments and (iii) $3.8 million interest and dividend income from our cash, other short-term and long-term investments. Investments income was partially offset by net unrealized losses of $6.7 million from our trading securities.

Investment income (loss) for the three and six months ended June 30, 2010 included unrealized losses of $1.9 million and $6.4 million, respectively, from our trading securities, partially offset by realized gains of $2.3 million and $3.0 million, respectively, and interest income of $2.1 million and $3.6 million, respectively, from our cash, other short-term and long-term investments.

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2011	2010	Increase/ (Decrease)		2011	2010	Increase/ (Decrease)
	(In thousands, except percentages)

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$(5,572)	$(11,024)	$5,452	49%	$(11,601)	$(31,391)	$19,790	63%

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three and six months ended June 30, 2011 was primarily comprised of net increases to our litigation reserves of $4.0 million and $9.9 million, respectively, and net losses on sales and retirements of long-lived assets of approximately $.2 million and $1.3 million, respectively.

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

For the six months ended June 30, 2010, the amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net represented a net loss of $31.4 million and included: (i) foreign currency exchange losses of approximately $15.0 million related to Euro and Venezuela Bolivar Fuerte denominated monetary assets, (ii) losses of approximately $7.0 million recognized on purchases of our 0.94% senior exchangeable notes due 2011, (iii) litigation expenses of approximately $3.9 million and (iv) losses on retirements of long-lived assets of approximately $3.8 million.

Income tax rate

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Increase/ (Decrease)		2011	2010	Increase/ (Decrease)

Effective income tax rate from continuing operations	34%	17%	17%	100%	32%	17%	15%	88%

Our effective income tax rate increased during the three and six months ended June 30, 2011 compared to the corresponding 2010 periods primarily as a result of the proportion of income generated in the United States versus the non-U.S. jurisdictions in which we operate. Income generated in the United States is generally taxed at a higher rate than that of other jurisdictions.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2011 and 2010.

Operating Activities.  Net cash provided by operating activities totaled $869.9 million during the six months ended June 30, 2011 compared to net cash provided by operating activities of $469.9 million during the corresponding 2010 period. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $680.2 million and $501.8 million for the six months ended June 30, 2011 and 2010, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. Changes in working capital items provided $189.7 million in cash for the six months ended June 30, 2011 and required $31.9 million in cash flows for the six months ended June 30, 2010.

Investing Activities.  Net cash used for investing activities totaled $799.1 million during the six months ended June 30, 2011 compared to net cash used for investing activities of $362.8 million during the corresponding 2010 period. The primary component of investing cash flows were capital expenditures totaling $1.0 billion and $369.5 million, respectively, during the six months ended June 30, 2011 and 2010. During the six months ended June 30, 2011 and 2010, we provided cash to our investments in unconsolidated affiliates totaling $29.8 million and $10.9 million, respectively. Additionally during the six months ended June 30, 2011, we received a distribution of $119.2 million from an unconsolidated affiliate related to proceeds they received from the sale of some of their oil and gas assets.

Financing Activities.  Net cash used for financing activities totaled $186.1 million during the six months ended June 30, 2011 compared to net cash used for financing activities of $280.5 million during the corresponding 2010 period. During the six months ended June 30, 2011, we used $1.2 billion in proceeds from our revolving credit facilities to redeem $1.4 billion of our 0.94% senior exchangeable notes. During the six months ended June 30, 2010, cash was used to purchase $273.6 million of these notes.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $1.8 — $1.9 billion. We had outstanding purchase commitments of approximately $1.1 billion at June 30, 2011, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures and other operating expenses. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, pressure pumping and well-servicing equipment that we own and operate. We can reduce the planned expenditures if necessary, or increase them if market conditions and new business opportunities warrant it.

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

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included in Note 8 — Commitments and Contingencies under Off-Balance Sheet Arrangements (Including Guarantees) in these unaudited consolidated financial statements.

Our 2010 Annual Report included our contractual cash obligations as of December 31, 2010. As a result of the redemption of our 0.94% senior exchangeable notes, we are presenting the following table in this Report which summarizes our contractual cash obligations related to debt commitments as of June 30, 2011:

	Payments due by Period
	Total	< 1 Year	1-3 Years		3-5 Years		Thereafter
	(In thousands)

Contractual cash obligations of debt:
Long-term debt:
Principal	$4,275,000	$—	$275,000	(1)	$1,200,000	(2)	$2,800,000	(3)
Interest	1,607,079	213,838	405,552		398,076		589,613

Total contractual cash obligations	$5,882,079	$213,838	$680,552		$1,598,076		$3,389,613

(1)	Includes Nabors Delaware’s 5.375% senior notes due August 2012.

(2)	Represents amounts utilized on revolving credit facilities due September 2014.

(3)	Represents Nabors Delaware’s aggregate 6.15% senior notes due February 2018, 9.25% senior notes due January 2019 and 5.0% senior notes due September 2020.

No other significant changes have occurred to the contractual cash obligations information disclosed in our 2010 Annual Report.

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

Through June 30, 2011, $464.5 million of our common shares had been repurchased under this program, and we had an additional $35.5 million available.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments, availability under our various revolving credit facilities, and cash generated from operations. As of June 30, 2011, we had cash and investments of $715.2 million (including $42.1 million of long-term investments and other receivables, inclusive of $36.0 million in oil and gas financing receivables) and working capital of $1.5 billion. We also had $200 million of availability remaining from a combined total of $1.4 billion under revolving credit facilities. At December 31, 2010, we had cash and investments of $841.5 million (including $40.3 million of long-term investments and other receivables, inclusive of $32.9 million in oil and gas financing receivables) and working capital of $458.6 million as of December 31, 2010.

During the three months ended June 30, 2011, we sold some of our wholly owned oil and gas assets in Colombia to an unrelated third party. We received proceeds of $91.4 million from this sale. Additionally, during the three months ended June 30, 2011, Remora completed sales of some of their oil and gas assets in Colombia. Remora received gross proceeds of approximately $279 million from these sales and made a distribution of cash to us in the amount of $119.2 million during the second quarter of 2011. Remora has entered into additional agreements with respect to the sale of the remaining oil and gas assets, which are expected to close during the third quarter of 2011.

We had six letter-of-credit facilities with various banks as of June 30, 2011. Availability under these facilities as of June 30, 2011 was as follows:

(In thousands)

Credit available	$216,052
Letters of credit outstanding, inclusive of financial and performance guarantees	68,648

Remaining availability	$147,404

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

The financial covenant in our senior unsecured revolving credit facilities require that we maintain a net funded indebtedness to total capitalization ratio of .60 to 1.0 or lower. The facilities contains additional terms, conditions, and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2011, we were in compliance with this financial debt covenant.

Our gross funded debt to capital ratio was 0.40:1 as of June 30, 2011 and 0.42:1 as of December 31, 2010. Our net funded debt to capital ratio was 0.36:1 as of June 30, 2011 and 0.37:1 as of December 31, 2010.

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

Our interest coverage ratio was 7.7:1 as of June 30, 2011 and 7.0:1 as of December 31, 2010. The interest coverage ratio is a trailing 12-month quotient of the sum of (i) income (loss) from continuing operations, net of tax, (ii) net income (loss) attributable to noncontrolling interest, (iii) interest expense, (iv) subsidiary preferred stock dividends, (v) depreciation and amortization, (vi) depletion expense, (vii) impairments and other charges, and (viii) income tax expense (benefit) less investment income (loss) divided by the sum of cash interest expense and subsidiary preferred stock dividends. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations, proceeds from dispositions of non-core assets and our revolving credit facilities are expected to adequately finance our purchase commitments, our scheduled debt service requirements, and all other anticipated cash requirements for the next 12 months.

Other Matters

Recent Accounting Pronouncements

In May 2011, the FASB issued an ASU to clarify the application of some of the existing fair value measurement and disclosure requirements. These changes are effective for interim and annual periods that begin after December 15, 2011. We are currently evaluating the impact on our consolidated financial statements.

In June 2011, the FASB issued an ASU relating to presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. We plan to adopt the ASU beginning January 1, 2012.

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

In March 2011, the Court of Ouargla (in Algeria), sitting at first instance, entered a judgment of approximately $39.1 million against NDIL relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to NDIL by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately US $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately US $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately three times the amount at issue, and is not payable pending appeal. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals has upheld the lower court’s ruling, and we have appealed the matter to the Algeria Supreme Court. While we believe our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, and interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $31.1 million in excess of amounts accrued.

Refer to Note 8 Commitments and Contingencies for discussion of previously disclosed litigation contingencies.

ITEM 1A.	RISK FACTORS

There have been no material changes during the three months ended June 30, 2011 to the “Risk Factors” discussed in our 2010 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2011 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(2)
(In thousands, except average price paid per share)

Apr. 1 — Apr. 30, 2011	5	$31.07	—	$35,458
May 1 — May 31, 2011	—	$29.23	—	$35,458
Jun. 1 — Jun. 30, 2011	1	$25.39	—	$35,458

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan. The 2003 Employee Stock Plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose.

(2)	In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through June 30, 2011, $464.5 million of our common shares had been repurchased under this program, and we had an additional $35.5 million available.

ITEM 6.	EXHIBITS

Exhibit No.		Description

3.1		Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).
3.2		Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).
10.1		Credit Agreement, dated as of April 20, 2011, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, Citigroup Global Markets Inc., Mizuho Corporate Bank, Ltd., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC as Joint Lead Arrangers and Joint Bookrunners, Mizuho Corporate Bank, Ltd., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Documentation Agents, Citibank, N.A., as Administrative Agent and Swingline Lender and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on April 20, 2011).
15		Awareness Letter of Independent Accountants*
31.1		Rule 13a-14(a)/15d-14(a) Certification of Eugene M. Isenberg, Chairman and Chief Executive Officer*
31.2		Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer*
32.1		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Eugene M. Isenberg, Chairman and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer (furnished herewith).
101	.INS	XBRL Instance Document*
101	.SCH	XBRL Schema Document*
101	.CAL	XBRL Calculation Linkbase Document*
101	.LAB	XBRL Label Linkbase Document*
101	.PRE	XBRL Presentation Linkbase Document*
101	.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

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

Date: August 2, 2011