Form 10-Q
period 2011-09-30
NABORS INDUSTRIES LTD
filed 2011-11-09
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of common shares, par value $.001 per share, outstanding as of November 4, 2011 was 287,554,937.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

Index

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
	Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5
	Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2011 and 2010	6
	Notes to Consolidated Financial Statements	8
	Report of Independent Registered Public Accounting Firm	39
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	56

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 6.	Exhibits	60
Signatures		61
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except per share amounts)	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$275,461	$641,702
Short-term investments	119,859	159,488
Assets held for sale	267,911	352,048
Accounts receivable, net	1,397,725	1,116,510
Inventory	233,298	158,836
Deferred income taxes	83,388	31,510
Other current assets	166,702	152,836

Total current assets	2,544,344	2,612,930
Long-term investments and other receivables	40,373	40,300
Property, plant and equipment, net	8,577,213	7,815,419
Goodwill	501,297	494,372
Investment in unconsolidated affiliates	323,066	267,723
Other long-term assets	332,053	415,825

Total assets	$12,318,346	$11,646,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$275,227	$1,379,018
Trade accounts payable	658,692	355,282
Accrued liabilities	459,943	394,292
Income taxes payable	21,903	25,788

Total current liabilities	1,415,765	2,154,380
Long-term debt	4,088,133	3,064,126
Other long-term liabilities	220,062	245,765
Deferred income taxes	881,659	770,247

Total liabilities	6,605,619	6,234,518

Commitments and contingencies (Note 8)
Subsidiary preferred stock	69,188	69,188
Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 316,922 and 315,034, respectively	317	315
Capital in excess of par value	2,282,803	2,255,787
Accumulated other comprehensive income	269,155	342,052
Retained earnings	4,057,410	3,707,881
Less: treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,631,812	5,328,162
Noncontrolling interest	11,727	14,701

Total equity	5,643,539	5,342,863

Total liabilities and equity	$12,318,346	$11,646,569

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Revenues and other income:
Operating revenues	$1,624,791	$1,069,261	$4,360,975	$2,856,636
Earnings (losses) from unconsolidated affiliates	33,723	11,842	59,304	28,329
Investment income (loss)	738	(733)	12,056	(976)

Total revenues and other income	1,659,252	1,080,370	4,432,335	2,883,989

Costs and other deductions:
Direct costs	1,030,231	625,561	2,723,714	1,648,289
General and administrative expenses	122,372	87,194	366,478	242,957
Depreciation and amortization	234,834	198,151	686,848	545,084
Depletion	11,789	5,778	18,060	15,646
Interest expense	57,907	66,973	195,570	199,035
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(12,157)	9,407	(556)	40,798
Impairments and other charges	98,072	123,099	98,072	123,099

Total costs and other deductions	1,543,048	1,116,163	4,088,186	2,814,908

Income (loss) from continuing operations before income taxes	116,204	(35,793)	344,149	69,081
Income tax expense (benefit):
Current	17,698	(71,276)	42,142	(40,979)
Deferred	15,552	67,046	65,079	54,133

Total income tax expense (benefit)	33,250	(4,230)	107,221	13,154
Subsidiary preferred stock dividend	750	—	2,250	—

Income (loss) from continuing operations, net of tax	82,204	(31,563)	234,678	55,927
Income (loss) from discontinued operations, net of tax	(7,240)	(7,591)	114,496	(12,921)

Net income (loss)	74,964	(39,154)	349,174	43,006
Less: Net (income) loss attributable to noncontrolling interest	(708)	(453)	355	1,208

Net income (loss) attributable to Nabors	$74,256	$(39,607)	$349,529	$44,214

Earnings (losses) per share:
Basic from continuing operations	$.28	$(.11)	$.82	$.21
Basic from discontinued operations	(.02)	(.03)	.40	(.05)

Total Basic	$.26	$(.14)	$1.22	$.16

Diluted from continuing operations	$.28	$(.11)	$.80	$.19
Diluted from discontinued operations	(.03)	(.03)	.39	(.04)

Total Diluted	$.25	$(.14)	$1.19	$.15

Weighted-average number of common shares outstanding:
Basic	287,487	285,282	286,971	285,045
Diluted	291,986	285,282	292,991	289,847

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2011	2010

Cash flows from operating activities:
Net income (loss) attributable to Nabors	$349,529	$44,214
Adjustments to net income (loss):
Depreciation and amortization	686,820	547,399
Depletion and other exploratory expenses	31,949	24,587
Deferred income tax expense (benefit)	61,566	53,622
Deferred financing costs amortization	4,000	3,760
Pension liability amortization and adjustments	450	298
Discount amortization on long-term debt	26,546	53,818
Amortization of loss on hedges	695	464
Impairments and other charges	98,072	123,099
Losses (gains) on long-lived assets, net	(40,636)	(3,242)
Losses (gains) on investments, net	(8,567)	4,659
Losses (gains) on debt retirement, net	58	7,042
Losses (gains) on derivative instruments	267	2,473
Gain on acquisition	(12,178)	—
Share-based compensation	17,249	10,602
Foreign currency transaction losses (gains), net	743	16,795
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(135,844)	(14,494)
Changes in operating assets and liabilities:
Accounts receivable	(283,082)	(140,592)
Inventory	(76,913)	(7,779)
Other current assets	(2,623)	(117,599)
Other long-term assets	79,770	492
Trade accounts payable and accrued liabilities	331,633	40,605
Income taxes payable	(466)	43,458
Other long-term liabilities	(20,904)	(11,547)

Net cash provided by operating activities	1,108,134	682,134

Cash flows from investing activities:
Purchases of investments	(9,567)	(27,695)
Sales and maturities of investments	24,580	32,103
Cash paid for acquisition of businesses, net	(55,459)	(680,230)
Investment in unconsolidated affiliates	(54,762)	(40,936)
Distribution of proceeds from asset sales from unconsolidated affiliates	142,984	—
Capital expenditures	(1,532,597)	(640,953)
Proceeds from sales of assets and insurance claims	110,535	26,084

Net cash used for investing activities	(1,374,286)	(1,331,627)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	5,074	(4,649)
Proceeds from issuance of long-term debt	697,578	691,281
Proceeds from issuance of common shares	12,175	5,391
Proceeds from revolving credit facilities	1,300,000	600,000
Debt issuance costs	(6,065)	(7,144)
Reduction in long-term debt	(1,404,271)	(314,353)
Reduction in revolving credit facilities	(700,000)	(600,000)
Repurchase of equity component of convertible debt	(12)	(4,712)
Settlement of call options and warrants, net	—	1,134
Purchase of restricted stock	(2,579)	(1,904)
Tax benefit related to share-based awards	185	(38)

Net cash (used for) provided by financing activities	(97,915)	365,006
Effect of exchange rate changes on cash and cash equivalents	(2,174)	(3,645)

Net (decrease) increase in cash and cash equivalents	(366,241)	(288,132)
Cash and cash equivalents, beginning of period	641,702	927,815

Cash and cash equivalents, end of period	$275,461	$639,683

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
				Capital in	Other			Non-
		Common Shares		Excess of	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)		Shares	Par Value	Par Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2010		315,034	$315	$2,255,787	$342,052	$3,707,881	$(977,873)	$14,701	$5,342,863

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$349,529					349,529			349,529
Translation adjustment attributable to Nabors	(47,507)				(47,507)				(47,507)
Unrealized gains/(losses) on marketable securities, net of income taxes of $19	(26,053)				(26,053)				(26,053)
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $0	(5)				(5)				(5)
Pension liability amortization, net of income taxes of $176	275				275				275
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $179	393				393				393

Comprehensive income (loss) attributable to Nabors	$276,632

Net income (loss) attributable to noncontrolling interest	(355)							(355)	(355)
Translation adjustment attributable to noncontrolling interest	(460)							(460)	(460)

Comprehensive income (loss) attributable to noncontrolling interest	(815)

Total comprehensive income (loss)	$275,817

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		1,006	1	12,174					12,175
Distributions from noncontrolling interest								(2,159)	(2,159)
Repurchase of equity component of convertible debt				(12)					(12)
Tax benefit related to share-based awards				185					185
Restricted stock awards, net		882	1	(2,580)					(2,579)
Share-based compensation				17,249					17,249

Balances, September 30, 2011		316,922	$317	$2,282,803	$269,155	$4,057,410	$(977,873)	$11,727	$5,643,539

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

					Accumulated
				Capital in	Other			Non-
		Common Shares		Excess of	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)		Shares	Par Value	Par Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2009		313,915	$314	$2,239,323	$292,706	$3,613,186	$(977,873)	$14,323	$5,181,979

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$44,214					44,214			44,214
Translation adjustment attributable to Nabors	19,897				19,897				19,897
Unrealized gains/(losses) on marketable securities, net of income taxes of $7,412	(30,508)				(30,508)				(30,508)
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $693	(995)				(995)				(995)
Pension liability amortization, net of income taxes of $111	189				189				189
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $2,178	(3,294)				(3,294)				(3,294)

Comprehensive income (loss) attributable to Nabors	$29,503

Net income (loss) attributable to noncontrolling interest	(1,208)							(1,208)	(1,208)
Translation adjustment attributable to noncontrolling interest	253							253	253

Comprehensive income (loss) attributable to noncontrolling interest	(955)

Total comprehensive income (loss)	$28,548

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		459		5,391					5,391
Distributions from noncontrolling interest								(867)	(867)
Contributions to noncontrolling interest								437	437
Repurchase of equity component of convertible debt				(4,712)					(4,712)
Settlement of call options and warrants, net				1,134					1,134
Tax benefit related to share-based awards				(38)					(38)
Restricted stock awards, net		360		(1,904)					(1,904)
Share-based compensation				10,602					10,602

Balances, September 30, 2010		314,734	$314	$2,249,796	$277,995	$3,657,400	$(977,873)	$12,938	$5,220,570

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•	We actively market approximately 491 land drilling rigs for oil and gas land drilling operations in the Lower 48 states, Alaska, Canada, South America, Mexico, the Caribbean, the Middle East, the Far East, Russia and Africa.

•	We actively market approximately 575 rigs for land well-servicing and workover work in the United States and approximately 174 rigs for land well-servicing and workover work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 39 platform, 12 jackup and four barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•	We provide pressure pumping services with over 679,000 hydraulic horsepower in key basins throughout the United States.

•	We offer a wide range of ancillary well-site services, including engineering, transportation and disposal, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in select U.S. and international markets.

•	We manufacture and lease or sell top drives for a broad range of drilling applications, directional drilling systems, rig instrumentation and data collection equipment, pipeline handling equipment and rig reporting software.

•	We invest in oil and gas exploration, development and production activities in the United States, Canada and Colombia through both our wholly owned subsidiaries and our oil and gas joint ventures in which we hold 49-50% ownership interests.

•	We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets nine rigs in addition to the rigs we lease to the joint venture.

•	We also provide logistics services for onshore drilling in Canada using helicopters and fixed-wing aircraft.

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

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”). In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2011 and the results of our operations for the three and nine months ended September 30, 2011 and 2010, and our cash flows and changes in equity for the nine months ended September 30, 2011 and 2010, in accordance with GAAP. Interim results for the three and nine months ended September 30, 2011 may not be indicative of results that will be realized for the full year ending December 31, 2011.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss), and our investment in these entities is included as a single amount in our consolidated balance sheets. Investments in unconsolidated affiliates accounted for using the equity method totaled $320.5 million and $265.8 million and investments in unconsolidated affiliates accounted for using the cost method totaled $2.5 million and $1.9 million, respectively, as of September 30, 2011 and December 31, 2010. At September 30, 2011 and December 31, 2010, assets held for sale included investments in unconsolidated affiliates accounted for using the equity method totaling $13.6 million and $79.5 million, respectively. See Note 11 Discontinued Operations for additional information.

We have investments in offshore funds, which are classified as long-term investments and are accounted for using the equity method of accounting based on our ownership interest in each fund.

Goodwill

Goodwill represents the cost in excess of fair value of the net assets of companies acquired. We review goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value. The

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table below reflects the change in the carrying amount of goodwill for our various Contract Drilling segments and our other segments for the nine months ended September 30, 2011:

		Acquisitions
	Balance as of	and Purchase		Cumulative	Balance as of
	December 31,	Price		Translation	September 30,
	2010	Adjustments	Impairments	Adjustment	2011
	(In thousands)

Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—	$—	$—	$30,154
U.S. Land Well-servicing	55,839	(767)	—	—	55,072
U.S. Offshore	7,296	—	—	—	7,296
Alaska	19,995	—	—	—	19,995
International	18,983	—	—	—	18,983

Subtotal Contract Drilling	132,267	(767)	—	—	131,500
Pressure Pumping	334,992	—	—	—	334,992
Other Operating Segments	27,113	8,386 (1)	—	(694)	34,805

Total	$494,372	$7,619	$—	$(694)	$501,297

(1)	Represents goodwill recorded during the three months ended September 30, 2011 relating to our acquisition of the remaining 50 percent equity interest of Peak Oilfield Service Company (“Peak”). The goodwill is attributable to Peak’s workforce and the synergies and benefits expected from control of this subsidiary. The goodwill is not expected to be deductible for tax purposes. See Note 10 Supplemental Balance Sheet, Income Statement and Cash Flow Information for additional information on this acquisition.

Long-lived assets

We review our long-lived assets for impairment annually or when events or changes in circumstances indicate that the carrying amounts of property, plant and equipment may not be recoverable. An impairment loss is recorded in the period in which it is determined that the sum of estimated future cash flows, on an undiscounted basis, is less than the carrying amount of the long-lived asset. During 2011 and 2010, our annual review for long-lived asset impairment was performed during the quarter ended September 30. In addition, we review our long-lived assets for obsolence. See Note 10 Supplemental Balance Sheet, Income Statement and Cash Flow Information for additional information.

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

In June 2011, the FASB issued an ASU relating to the presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. We are currently evaluating the impact that this ASU may have on our consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2011, the FASB issued a revised ASU relating to goodwill impairment tests. An entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value is less than its carrying amount. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We are currently evaluating the impact that this ASU may have on our consolidated financial statements.

Note 3	Cash and Cash Equivalents and Investments

Our cash and cash equivalents, short-term and long-term investments and other receivables consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)

Cash and cash equivalents	$275,461	$641,702
Short-term investments:
Trading equity securities	11,576	19,630
Available-for-sale equity securities	56,654	79,698
Available-for-sale debt securities	51,629	60,160

Total short-term investments	119,859	159,488
Long-term investments and other receivables	40,373	40,300

Total	$435,693	$841,490

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain information related to our cash and cash equivalents and short-term investments follows:

	September 30, 2011			December 31, 2010
		Gross	Gross		Gross	Gross
		Unrealized	Unrealized		Unrealized	Unrealized
	Fair	Holding	Holding	Fair	Holding	Holding
	Value	Gains	Losses	Value	Gains	Losses
	(In thousands)

Cash and cash equivalents	$275,461	$—	$—	$641,702	$—	$—

Short-term investments:
Trading equity securities	11,576	5,852	—	19,630	13,906	—

Available-for-sale equity securities	56,654	16,065	(3,207)	79,698	38,176	(2,274)

Available-for-sale debt securities:
Commercial paper and CDs	1,160	—	—	1,275	—	—
Corporate debt securities	44,600	14,421	(2,187)	52,022	15,274	(18)
Mortgage-backed debt securities	367	19	—	372	16	—
Mortgage-CMO debt securities	2,797	31	(3)	3,015	21	(6)
Asset-backed debt securities	2,705	—	(253)	3,476	—	(268)

Total available-for-sale debt securities	51,629	14,471	(2,443)	60,160	15,311	(292)

Total available-for-sale securities	108,283	30,536	(5,650)	139,858	53,487	(2,566)

Total short-term investments	119,859	36,388	(5,650)	159,488	67,393	(2,566)

Total cash, cash equivalents and short-term investments	$395,320	$36,388	$(5,650)	$801,190	$67,393	$(2,566)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of September 30, 2011
	Less Than 12 Months		More Than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
	(In thousands)

Available-for-sale equity securities	$24,874	$3,207	$—	$—
Available-for-sale debt securities:(1)
Corporate debt securities	17,600	2,187	—	—
Mortgage-CMO debt securities	—	—	105	3
Asset-backed debt securities	—	—	2,705	253

Total available-for-sale debt securities	17,600	2,187	2,810	256

Total	$42,474	$5,394	$2,810	$256

(1)	Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities. Each of these securities has a rating ranging from “A” to “AAA” from

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, did not consider the decline in value of these investments to be other-than-temporary at September 30, 2011.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at September 30, 2011, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
September 30,
2011
(In thousands)

Debt securities:
Due in one year or less	$1,160
Due after one year through five years	—
Due in more than five years	50,469

Total debt securities	$51,629

Certain information regarding our debt and equity securities is presented below:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)

Available-for-sale:
Proceeds from sales and maturities	$1,124	$12,590
Realized gains (losses), net	(5)	3,647

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4	Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2011. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended September 30, 2011, there were no transfers of our financial assets and liabilities between Level 1 and 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Short-term investments:
Available-for-sale equity securities — energy industry	$56,654	$—	$—	$56,654
Available-for-sale debt securities
Commercial paper and CDs	1,160	—	—	1,160
Corporate debt securities	—	44,600	—	44,600
Mortgage-backed debt securities	—	367	—	367
Mortgage-CMO debt securities	—	2,797	—	2,797
Asset-backed debt securities	2,705	—	—	2,705
Trading securities — energy industry	11,576	—	—	11,576

Total short-term investments	$72,095	$47,764	$—	$119,859

Liabilities:
Derivative contract	$—	$1,900	$—	$1,900

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our long-term debt and subsidiary preferred stock is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

5.375% senior notes due August 2012(1)	$274,448	$284,952	$273,977	$291,500
6.15% senior notes due February 2018	967,186	1,078,984	966,276	1,041,008
9.25% senior notes due January 2019	1,125,000	1,438,864	1,125,000	1,393,943
5.00% senior notes due September 2020	697,266	721,070	697,037	678,335
4.625% senior notes due September 2021	697,607	687,253	—	—
0.94% senior exchangeable notes due May 2011	—	—	1,378,178	1,403,315
Subsidiary preferred stock	69,188	68,625	69,188	68,625
Revolving credit facilities	600,000	600,000	—	—
Other	1,853	1,853	2,676	2,676

	$4,432,548	$4,881,601	$4,512,332	$4,879,402

(1)	Includes $.4 million and $.7 million as of September 30, 2011 and December 31, 2010, respectively, related to the unamortized loss on an interest rate swap that was unwound during the fourth quarter of 2005.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of September 30, 2011, our short-term investments were carried at fair market value and included $108.3 million and $11.6 million in securities classified as available-for-sale and trading, respectively. As of December 31, 2010, our short-term investments were carried at fair market value and included $139.9 million and $19.6 million in securities classified as available-for-sale and trading, respectively. The carrying value of our long-term investments that are accounted for using the equity method of accounting approximates fair value. The fair value of these long-term investments totaled $6.0 million and $7.4 million as of September 30, 2011 and December 31, 2010, respectively. The carrying value of our oil and gas financing receivables included in long-term investments approximates fair value. The carrying value of our oil and gas financing receivables totaled $34.4 million and $32.9 million as of September 30, 2011 and December 31, 2010, respectively. Income and gains associated with our oil and gas financing receivables are recognized as operating revenues.

Note 5	Share-Based Compensation

We have several share-based employee compensation plans, which are more fully described in Note 6 Share-Based Compensation to the audited financial statements included in our 2010 Annual Report.

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $9.0 million and $3.6 million for the three months ended September 30, 2011 and 2010, respectively, and

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17.2 million and $10.6 million for the nine months ended September 30, 2011 and 2010, respectively. Total share-based compensation is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments. See Note 12 Segment Information.

During the nine months ended September 30, 2011 and 2010, we awarded 1,049,540 and 475,667 shares of restricted stock, respectively, vesting over periods up to four years, to our employees and directors. These awards had an aggregate value at their grant date of $29.3 million and $10.6 million, respectively. The fair value of restricted stock that vested during the nine months ended September 30, 2011 and 2010 was $18.6 million and $23.0 million, respectively.

During the nine months ended September 30, 2011 and 2010, we awarded options, vesting over periods up to four years, to purchase 755,166 and 27,907, respectively, of our common shares to our employees and directors. The fair value of stock options granted during the nine months ended September 30, 2011 and 2010, respectively, was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2011	2010

Weighted-average fair value of options granted	$6.53	$6.27
Weighted-average risk free interest rate	.66%	1.49%
Dividend yield	0%	0%
Volatility(1)	51.0%	40.62%
Expected life	4.0 years	4.0 years

(1)	Expected volatilities were based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors

The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $15.8 million and $4.0 million, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2011 and 2010 was $5.2 million and $5.6 million, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)

5.375% senior notes due August 2012	$274,448	$273,977
6.15% senior notes due February 2018	967,186	966,276
9.25% senior notes due January 2019	1,125,000	1,125,000
5.00% senior notes due September 2020	697,266	697,037
4.625% senior notes due September 2021	697,607	—
0.94% senior exchangeable notes due May 2011	—	1,378,178
Revolving credit facilities	600,000	—
Other	1,853	2,676

	4,363,360	4,443,144
Less: current portion	275,227	1,379,018

	$4,088,133	$3,064,126

$700 million Senior Notes due September 2021

On August 23, 2011, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 4.625% senior notes due 2021, which are unsecured and fully and unconditionally guaranteed by us. The notes are subject to registration rights. The notes were resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors outside of the United States under Regulation S of the Securities Act. The notes pay interest semiannually on March 15 and September 15, beginning on March 15, 2012, and will mature on September 15, 2021.

The notes rank equal in right of payment to all of Nabors Delaware’s other existing and future senior unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware’s existing and future senior subordinated and subordinated indebtedness. Our guarantee of the notes is unsecured and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The indenture governing the notes includes covenants customary for transactions of this type that, subject to significant exceptions, limit the ability of us and our subsidiaries to, among other things, incur certain liens and enter into sale and leaseback transactions. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. Nabors Delaware used a portion of the proceeds to pay back borrowings on our revolving credit facilities and for other general corporate purposes.

Senior Exchangeable Notes

On May 16, 2011, the remaining aggregate principal amount of $1.4 billion of our 0.94% senior exchangeable notes matured and we redeemed them with $1.2 billion of borrowings under our revolving credit facilities and available cash.

Revolving Credit Facilities

As of September 30, 2011, we had $800 million of remaining availability from a combined total of $1.4 billion under our existing revolving credit facilities. The existing revolving credit facilities mature in

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 2014, and can be used for general corporate purposes, including capital expenditures and working capital. The weighted average interest rate on current borrowings was 1.8%. We fully and unconditionally guarantee the obligations under all of these credit facilities.

Nabors Delaware has two senior unsecured revolving credit facilities, which total $1.35 billion, and, as of September 30, 2011, $550 million had been utilized. A third unsecured revolving credit facility for $50 million exists with one of our other subsidiaries and, as of September 30, 2011, had been fully utilized. We have the option to increase the aggregate principal amount of commitments by an additional $200 million by either adding new lenders to these facilities or by requesting existing lenders under the facilities to increase their commitments (in each case with the consent of the new lenders or the increasing lenders).

Borrowings under the senior unsecured revolving credit facilities bear interest, at Nabors Delaware’s option, for either (x) the “Base Rate” (as defined below) plus the applicable interest margin, calculated on the basis of the actual number of days elapsed in a year of 365 days and payable quarterly in arrears or (y) interest periods of one, two, three or six months at an annual rate equal to the LIBOR for the corresponding deposits of U.S. dollars, plus the applicable interest margin. The “Base Rate” is defined, for any day, as a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of the administrative agent, as established from time to time and (iii) LIBOR for an interest period of one month beginning on such day plus 1%.

The revolving credit facilities contain various covenants and restrictive provisions which limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at September 30, 2011. If we should fail to perform our obligations under the covenants, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 7	Common Shares

During the nine months ended September 30, 2011 and 2010, our employees exercised vested options to acquire 1.0 million and .5 million of our common shares, resulting in proceeds of $12.2 million and $5.4 million, respectively. For the each of the nine months ended September 30, 2011 and 2010, we withheld .1 million of our common shares with a fair value of $2.6 million and $1.9 million, respectively, to satisfy tax withholding obligations in connection with the vesting of stock awards.

During the nine months ended September 30, 2010, our outstanding share count increased by 103,925 due to share settlements of stock options exercised by our Chairman and then Chief Executive Officer, Eugene M. Isenberg, and our Deputy Chairman, President and then Chief Operating Officer, Anthony G. Petrello. As part of these transactions, unexercised vested stock options were surrendered to Nabors with a value of approximately $5.9 million to satisfy the option exercise price and related income taxes.

Note 8	Commitments and Contingencies

Commitments

Employment Contracts

The employment agreements for each of Messrs. Isenberg and Petrello provide for an extension of the employment term through March 30, 2013, with automatic one-year extensions beginning April 1, 2011, unless either party gives notice of nonrenewal.

•	In the event of Mr. Isenberg’s Termination Without Cause (including in the event of a change of control), or his death or disability, either he or his estate would be entitled to receive a payment of $100 million within 30 days thereafter.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In the event of Mr. Petrello’s death or disability, either he or his estate would be entitled to receive a payment of $50 million within 30 days; if he experienced a Termination Without Cause (a change of control) or Constructive Termination Without Cause, either he or his estate would be entitled to a payment equal to three times the average of his base salary and annual bonus (calculated as though the bonus formula under his employment agreement as amended in April 2009 had been in effect) during the three fiscal years preceding the termination. If, by way of example, Mr. Petrello were Terminated Without Cause subsequent to September 30, 2011, his payment would be approximately $34 million. The formula will be further reduced to two times the average stated above effective April 1, 2015.

As of September 30, 2011, we do not have insurance to cover, and we have not recorded an expense or accrued a liability relating to, these potential obligations. See Note 17 Commitments and Contingencies to our 2010 Annual Report for additional discussion and description of Messrs. Isenberg and Petrello’s employment agreements. See Note 14 Subsequent Event for discussion of recent developments related to the potential obligation to Mr. Isenberg.

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

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 12 Income Taxes to our 2010 Annual Report for additional discussion.

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

Litigation

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can reasonably be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

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

In August 2010, Nabors and its wholly owned subsidiary, Diamond Acquisition Corp. (“Diamond”), were sued in three putative shareholder class actions relating to the Superior acquisition. The complaints sought injunctive relief, including an injunction against the consummation of the Superior acquisition, monetary damages, and attorney’s fees and costs. Two of the cases were dismissed. The remaining case, Jordan Denney,

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individually and on Behalf of All Others Similarly Situated v. David E. Wallace, et al., Civil Action No. 10-1154, in the United States District Court for the Western District of Pennsylvania, was settled, and the Court approved the settlement in September 2011. Superior’s insurers paid $475,000 in attorneys’ fees in full settlement.

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

On September 21, 2011, we received an informal inquiry from the SEC related to perquisites and personal benefits received by the officers and directors of Nabors, including their use of non-commercial aircraft. Our Audit Committee and Board of Directors have been apprised of this inquiry and we are cooperating with the SEC. The ultimate outcome of this process cannot be determined at this time.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder
	of 2011	2012	2013	Thereafter	Total
	(In thousands)

Financial standby letters of credit and other financial surety instruments	$35,563	$78,009	$—	$—	$113,572

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9	Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$82,204	$(31,563)	$234,678	$55,927
Less: net (income) loss attributable to noncontrolling interest	(708)	(453)	355	1,208

Adjusted income (loss) from continuing operations, net of tax — basic	81,496	(32,016)	235,033	57,135
Add: interest expense on assumed conversion of our 0.94% senior exchangeable notes due 2011, net of tax(1)	—	—	—	—

Adjusted net income (loss) from continuing operations, net of tax — diluted	$81,496	$(32,016)	$235,033	$57,135

Earnings (losses) per share:
Basic from continuing operations	$.28	$(.11)	$.82	$.21

Diluted from continuing operations	$.28	$(.11)	$.80	$.19

Income (loss) from discontinued operations, net of tax	$(7,240)	$(7,591)	$114,496	$(12,921)

Earnings (losses) per share:
Basic from discontinued operations	$(.02)	$(.03)	$.40	$(.05)

Diluted from discontinued operations	$(.03)	$(.03)	$.39	$(.04)

Shares (denominator):
Weighted-average number of shares outstanding — basic	287,487	285,282	286,971	285,045
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	4,499	—	6,020	4,802
Assumed conversion of our 0.94% senior exchangeable notes due 2011(1)	—	—	—	—

Weighted-average number of shares outstanding — diluted	291,986	285,282	292,991	289,847

(1)	In May 2011, the remaining aggregate principal amount of our 0.94% senior exchangeable notes matured and we redeemed them with $1.2 billion of borrowings under our revolving credit facilities and available cash. Diluted earnings (losses) per share for the three and nine months ended September 30, 2010 exclude any incremental shares that would have been issuable upon exchange of these notes based on a calculation using our stock price. Our stock price did not exceed the threshold during the period ending September 30, 2010.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 10,271,673 and 32,543,395 shares during the three months ended September 30, 2011 and 2010, respectively, and 7,678,536 and 14,108,644 shares during the nine months ended September 30, 2011 and 2010, respectively. In any period during which the average market price of our common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock will be included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 10	Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	September 30,	December 31,
	2011	2010
	(In thousands)

Accrued compensation	$147,122	$116,680
Deferred revenue	131,695	88,389
Other taxes payable	67,222	25,227
Workers’ compensation liabilities	21,489	31,944
Interest payable	39,456	89,276
Due to joint venture partners	6,041	6,030
Warranty accrual	4,422	3,376
Litigation reserves	24,513	12,301
Professional fees	5,567	3,222
Current deferred tax liability	—	1,027
Other accrued liabilities	12,416	16,820

	$459,943	$394,292

Investment income (loss) includes the following:

	Nine Months Ended
	September 30,
	2011		2010
	(In thousands)

Interest and dividend income	$5,338		$5,525
Gains (losses) on investments, net(1)	6,718	(2)	(6,501)

	$12,056		$(976)

(1)	Includes unrealized losses of $8.1 million and $10.1 million, respectively, from our trading securities.

(2)	Includes $12.9 million realized gain related to one of our overseas fund investments classified as long-term investments, partially offset by unrealized losses discussed above.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net includes the following:

	Nine Months Ended
	September 30,
	2011		2010
	(In thousands)

Losses (gains) on sales and retirements of long-lived assets	$(695)		$4,211
Gain on acquisition of equity method investment	(12,178	)(1)	—
Acquisition-related costs	151		7,000
Litigation expenses	12,221		3,398
Foreign currency transaction losses (gains)	606		16,839	(2)
Losses (gains) on derivative instruments	(1,540)		707
Losses (gains) on debt extinguishment	58		7,042
Other losses (gains)	821		1,601

	$(556)		$40,798

(1)	On July 29, 2011, we paid $65 million in cash to acquire the remaining 50 percent equity interest of Peak, making it a wholly owned subsidiary on this date. Peak operates in Alaska, providing construction and rig moving services in icy conditions as well as light and heavy-duty moving, hauling and maintenance services. Previously, we held a 50 percent equity interest with a carrying value of $38.1 million that we had accounted for as an equity method investment. As a result of the acquisition, we have consolidated the assets and liabilities of Peak during the third quarter based on their respective fair values, in accordance with Topic 805 — Business Combinations. The excess of the estimated fair value of the assets and liabilities over the net carrying value of our previously held equity interest resulted in a gain of $12.2 million.

(2)	Includes $8.2 million foreign currency exchange losses for operations in Venezuela related to the Venezuela government’s decision to devalue its currency in January 2010.

Comprehensive loss totaled $33.7 million and $12.0 million for the three months ended September 30, 2011 and 2010, respectively.

Impairments and other charges included the following:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)

Provision for retirement of long-lived assets	$98,072	$23,213
Impairment of long-lived assets	—	34,832
Impairment of oil and gas-related assets	—	54,347
Goodwill impairments	—	10,707

Impairments and other charges	$98,072	$123,099

Provisions for retirement of long-lived assets

During the nine months ended September 30, 2011, we recorded a provision for retirement of long-lived assets totaling $98.1 million in multiple operating segments. This related to the decommissioning and retirement of one jackup rig, 116 land rigs, and a number of rigs for well-servicing and trucks. Our U.S. Lower 48 Land Drilling, International and U.S. Land Well-servicing operations recorded $63.2 million, $26.1 million

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $8.9 million, respectively. These assets were deemed to be functionally or economically non-competitive for today’s market and are being dismantled for parts and scrap.

During the nine months ended September 30, 2010, we recorded a provision for retirement of long-lived assets totaling $23.2 million related to the abandonment of certain rig components, comprised of engines, top-drive units, building modules and other equipment that had become obsolete or inoperable in our U.S. Lower 48 Land Drilling, U.S. Well-servicing and U.S. Offshore operating segments.

In addition, we recognized $34.8 million in impairment charges recorded during the three months ended September 30, 2010 which included $27.3 million related to the impairment of some jack-up rigs in our U.S. Offshore operating segment and $7.5 million to our aircraft and some drilling equipment in Nabors Blue Sky Ltd. These impairment charges stemmed from annual impairment tests on long-lived assets.

The impairments and other charges recognized during 2011 and 2010 were determined necessary as a result of continued lower commodity prices and uncertainty in the oil and gas environment and its related impact on drilling and well-servicing activity and our dayrates. A prolonged period of legislative uncertainty in our U.S. Offshore operations, or continued period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

Impairments of oil and gas-related assets

During the three months ended September 30, 2010, we recognized impairments of $54.3 million related to an impairment of an oil and gas financing receivable as a result of the continued commodity price deterioration in the Barnett Shale area of north central Texas. We determined that this impairment was necessary using estimates and assumptions based on estimated cash flows for proved and probable reserves and current natural gas prices. We believe the estimates used provided a reasonable estimate of current fair value. We determined that this represented a Level 3 fair value measurement. No impairment was recorded in the nine months ended September 30, 2011. However, further protraction or continued period of lower commodity prices could result in recognition of future impairment charges.

Goodwill impairments

During the three months ended September 30, 2010, we recognized an impairment of approximately $10.7 million relating to our goodwill balance of our U.S. Offshore operating segment. The impairment charge stemmed from our annual impairment test on goodwill, which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of our U.S. Offshore segment was determined using discounted cash flow models involving assumptions based on our utilization of rigs and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. The impairment charge was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. No impairment was recorded in the nine months ended September 30, 2011. However, a significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Discontinued Operations

We determined that the plan of sale criteria in the ASC Topic relating to the Presentation of Financial Statements for Assets Sold or Held for Sale had been met during the third quarter of 2010 for our oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia. At September 30, 2010, these assets also included our 49.7% and 50.0% ownership interests in our investments of Remora Energy International, LP (“Remora”) in Colombia and Stone Mountain Ventures Partnership (“SMVP”) in Canada, respectively, which we had accounted for using the equity method of accounting. All of these assets are included in our oil and gas operating segment. Accordingly, we reclassified wholly owned oil and gas assets from our property, plant and equipment, net, as well as our investment balances for Remora and SMVP from investments in unconsolidated affiliates to assets held for sale, in our consolidated balance sheet at September 30, 2010.

During the nine months ended September 30, 2011, we sold some of our wholly owned oil and gas assets in Colombia to an unrelated third party. We received proceeds of $89.2 million from this sale and recognized a gain of approximately $39.9 million. Additionally, during the nine months ended September 30, 2011, Remora completed sales of their oil and gas assets in Colombia. Remora received gross proceeds of approximately $279.0 million from these sales and has made cash distributions to us in the amount of $143.0 million with a final distribution expected upon dissolution of the joint venture.

In June 2011, the equity owners of SMVP dissolved the partnership and a proportionate share of the assets and liabilities were conveyed to us in exchange for our ownership interest. The exchange was not a material transaction to us and we accounted for it as a business combination. We continue to market these assets for sale and believe that these assets are properly reflected in our assets held for sale balances at September 30, 2011 and December 31, 2010.

The operating results from our oil and gas assets in Canada and Colombia that we have classified as held for sale have been retroactively presented as discontinued operations in the accompanying unaudited consolidated balance sheets and statements of income (loss) and the respective accompanying notes to the consolidated financial statements. Our condensed statements of income (loss) from discontinued operations for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
Condensed Statements of Income (Loss) from Discontinued	September 30,		September 30,
Operations	2011	2010	2011		2010
	(In thousands)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$3,684	$3,556	$101,966	(1)	$20,680

Income (loss) from discontinued operations:
Income (loss) from discontinued operations	$(8,534)	$(8,864)	$71,039		$(13,432)
Gain (loss) on disposal of wholly owned assets	—	—	39,944		—
Less: income tax expense (benefit)	(1,294)	(1,273)	(3,513)		(511)

Income (loss) from discontinued operations, net of tax	$(7,240)	$(7,591)	$114,496		$(12,921)

(1)	Includes approximately $85 million of equity in earnings during the nine months ended September 30, 2011 for our proportionate share of Remora’s net income, inclusive of the gains recognized for asset sales during the first nine months of 2011.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Segment Information

The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$430,895	$350,348	$1,214,447	$925,262
U.S. Land Well-servicing	189,356	119,127	503,752	321,978
U.S. Offshore	46,069	26,504	116,807	103,680
Alaska	27,027	45,920	100,678	139,099
Canada	145,587	85,728	406,004	262,043
International	281,686	288,535	809,394	800,886

Subtotal Contract Drilling(3)	1,120,620	916,162	3,151,082	2,552,948
Pressure Pumping(4)	343,723	61,611	867,512	61,611
Oil and Gas(5)	43,104	11,280	74,987	31,682
Other Operating Segments(6)(7)	199,604	130,392	483,478	333,654
Other reconciling items(8)	(48,537)	(38,342)	(156,780)	(94,930)

Total	$1,658,514	$1,081,103	$4,420,279	$2,884,965

Adjusted income (loss) derived from operating activities from continuing operations:(1)(9)
Contract Drilling:
U.S. Lower 48 Land Drilling	$104,877	$70,452	$284,203	$188,907
U.S. Land Well-servicing	22,839	9,049	50,488	19,465
U.S. Offshore	2,457	(1,090)	(2,579)	14,387
Alaska	3,021	14,299	22,328	40,644
Canada	21,604	1,013	58,084	6,398
International	29,015	64,379	100,363	182,930

Subtotal Contract Drilling(3)	183,813	158,102	512,887	452,731
Pressure Pumping(4)	65,052	11,987	152,655	11,987
Oil and Gas(5)	23,841	1,037	28,030	5,654
Other Operating Segments(6)(7)	22,012	17,969	41,791	33,176
Other reconciling items(10)	(35,430)	(24,676)	(110,184)	(70,559)

Total adjusted income derived from operating activities	$259,288	$164,419	$625,179	$432,989
Interest expense	(57,907)	(66,973)	(195,570)	(199,035)
Investment income (loss)	738	(733)	12,056	(976)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	12,157	(9,407)	556	(40,798)
Impairments and other charges	(98,072)	(123,099)	(98,072)	(123,099)

Income (loss) from continuing operations before income taxes	116,204	(35,793)	344,149	69,081
Income tax expense (benefit)	33,250	(4,230)	107,221	13,154
Subsidiary preferred stock dividend	750	—	2,250	—

Income (loss) from continuing operations, net of tax	82,204	(31,563)	234,678	55,927
Income (loss) from discontinued operations, net of tax	(7,240)	(7,591)	114,496	(12,921)

Net income (loss)	74,964	(39,154)	349,174	43,006
Less: Net income (loss) attributable to noncontrolling interest	(708)	(453)	355	1,208

Net income (loss) attributable to Nabors	$74,256	$(39,607)	$349,529	$44,214

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2011	2010
	(In thousands)

Total assets:
Contract Drilling:(11)
U.S. Lower 48 Land Drilling	$3,047,093	$2,762,362
U.S. Land Well-servicing	768,442	630,518
U.S. Offshore	385,087	379,292
Alaska	281,252	313,123
Canada	919,341	1,065,268
International	3,594,294	3,279,763

Subtotal Contract Drilling	8,995,509	8,430,326
Pressure Pumping(4)	1,353,403	1,163,236
Oil and Gas(12)	848,135	805,410
Other Operating Segments(13)	675,908	539,373
Other reconciling items(10) (14)	445,391	708,224

Total assets	$12,318,346	$11,646,569

(1)	All information presents the operating activities of oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia as discontinued operations.

(2)	These segments include our drilling, well-servicing and workover operations on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(.9) million and $.6 million for the three months ended September 30, 2011 and 2010, respectively, and $3.0 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively.

(4)	Includes operating results of our Pressure Pumping operating segment for the period September 10 through September 30, 2010 and for the three and nine months ended September 30, 2011.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $34.9 million and $6.8 million for the three months ended September 30, 2011 and 2010, respectively, and $56.3 million and $14.5 million for the nine months ended September 30, 2011 and 2010, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(.3) million and $4.4 million for the three months ended September 30, 2011 and 2010, respectively, and $0 and $10.1 million for the nine months ended September 30, 2011 and 2010, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates. Such amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	Includes $57.9 million and $54.8 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2011 and December 31, 2010, respectively.

(12)	Includes $234.6 million and $146.5 million investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2011 and December 31, 2010, respectively.

(13)	Includes $28.0 million and $64.5 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2011 and December 31, 2010, respectively.

(14)	Includes $2.5 million and $1.9 million of investments in unconsolidated affiliates accounted for using the cost method as of September 30, 2011 and December 31, 2010, respectively.

Note 13	Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, statements of income (loss) for the three and nine months ended September 30, 2011 and 2010 and the consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	September 30, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,156	$22	$274,283	$—	$275,461
Short-term investments	—	—	119,859	—	119,859
Assets held for sale	—	—	267,911	—	267,911
Accounts receivable, net	—	—	1,397,725	—	1,397,725
Inventory	—	—	233,298	—	233,298
Deferred income taxes	—	—	83,388	—	83,388
Other current assets	50	1,140	165,512	—	166,702

Total current assets	1,206	1,162	2,541,976	—	2,544,344
Long-term investments and other receivables	—	—	40,373	—	40,373
Property, plant and equipment, net	—	41,656	8,535,557	—	8,577,213
Goodwill	—	—	501,297	—	501,297
Intercompany receivables	162,615	—	537,881	(700,496)	—
Investment in unconsolidated affiliates	5,472,298	6,069,063	1,810,558	(13,028,853)	323,066
Other long-term assets	—	33,402	298,651	—	332,053

Total assets	$5,636,119	$6,145,283	$14,266,293	$(13,729,349)	$12,318,346

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$274,447	$780	$—	$275,227
Trade accounts payable	1	148	658,543	—	658,692
Accrued liabilities	4,306	40,586	415,051	—	459,943
Income taxes payable	—	—	21,903	—	21,903

Total current liabilities	4,307	315,181	1,096,277	—	1,415,765
Long-term debt	—	4,037,060	51,073	—	4,088,133
Other long-term liabilities	—	32,813	187,249	—	220,062
Deferred income taxes	—	30,225	851,434	—	881,659
Intercompany payable	—	651,883	48,613	(700,496)	—

Total liabilities	4,307	5,067,162	2,234,646	(700,496)	6,605,619

Subsidiary preferred stock	—	—	69,188	—	69,188

Shareholders’ equity	5,631,812	1,078,121	11,950,732	(13,028,853)	5,631,812
Noncontrolling interest	—	—	11,727	—	11,727

Total equity	5,631,812	1,078,121	11,962,459	(13,028,853)	5,643,539

Total liabilities and equity	$5,636,119	$6,145,283	$14,266,293	$(13,729,349)	$12,318,346

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$10,847	$20	$630,835	$—	$641,702
Short-term investments	—	—	159,488	—	159,488
Assets held for sale	—	—	352,048	—	352,048
Accounts receivable, net	—	—	1,116,510	—	1,116,510
Inventory	—	—	158,836	—	158,836
Deferred income taxes	—	—	31,510	—	31,510
Other current assets	50	16,366	136,420	—	152,836

Total current assets	10,897	16,386	2,585,647	—	2,612,930
Long-term investments and other receivables	—	—	40,300	—	40,300
Property, plant and equipment, net	—	44,270	7,771,149	—	7,815,419
Goodwill	—	—	494,372	—	494,372
Intercompany receivables	160,250	—	322,697	(482,947)	—
Investment in unconsolidated affiliates	5,160,800	5,814,219	1,665,459	(12,372,755)	267,723
Other long-term assets	—	36,538	379,287	—	415,825

Total assets	$5,331,947	$5,911,413	$13,258,911	$(12,855,702)	$11,646,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,378,178	$840	$—	$1,379,018
Trade accounts payable	—	—	355,282	—	355,282
Accrued liabilities	3,785	89,480	301,027	—	394,292
Income taxes payable	—	6,859	18,929	—	25,788

Total current liabilities	3,785	1,474,517	676,078	—	2,154,380
Long-term debt	—	3,062,291	1,835	—	3,064,126
Other long-term liabilities	—	12,787	232,978	—	245,765
Deferred income taxes	—	71,815	698,432	—	770,247
Intercompany payable	—	301,451	181,496	(482,947)	—

Total liabilities	3,785	4,922,861	1,790,819	(482,947)	6,234,518

Subsidiary preferred stock	—	—	69,188	—	69,188

Shareholders’ equity	5,328,162	988,552	11,384,203	(12,372,755)	5,328,162
Noncontrolling interest	—	—	14,701	—	14,701

Total equity	5,328,162	988,552	11,398,904	(12,372,755)	5,342,863

Total liabilities and equity	$5,331,947	$5,911,413	$13,258,911	$(12,855,702)	$11,646,569

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$1,624,791	$—	$1,624,791
Earnings (losses) from unconsolidated affiliates	—	—	33,723	—	33,723
Earnings (losses) from consolidated affiliates	77,212	111,096	87,037	(275,345)	—
Investment income (loss)	—	—	738	—	738
Intercompany interest income	—	16,615	—	(16,615)	—

Total revenues and other income	77,212	127,711	1,746,289	(291,960)	1,659,252

Costs and other deductions:
Direct costs	—	—	1,030,231	—	1,030,231
General and administrative expenses	2,809	154	119,557	(148)	122,372
Depreciation and amortization	—	872	233,962	—	234,834
Depletion	—	—	11,789	—	11,789
Interest expense	—	64,655	(6,748)	—	57,907
Intercompany interest expense	—	—	16,615	(16,615)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	147	(574)	(11,878)	148	(12,157)
Impairments and other charges	—	—	98,072	—	98,072

Total costs and other deductions	2,956	65,107	1,491,600	(16,615)	1,543,048

Income (loss) from continuing operations before income taxes	74,256	62,604	254,689	(275,345)	116,204
Income tax expense (benefit)	—	(17,942)	51,192	—	33,250
Subsidiary preferred stock dividend	—	—	750	—	750

Income (loss) from continuing operations, net of tax	74,256	80,546	202,747	(275,345)	82,204
Income (loss) from discontinued operations, net of tax	—	—	(7,240)	—	(7,240)

Net income (loss)	74,256	80,546	195,507	(275,345)	74,964
Less: Net (income) loss attributable to noncontrolling interest	—	—	(708)	—	(708)

Net income (loss) attributable to Nabors	$74,256	$80,546	$194,799	$(275,345)	$74,256

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$1,069,261	$—	$1,069,261
Earnings (losses) from unconsolidated affiliates	—	—	11,842	—	11,842
Earnings (losses) from consolidated affiliates	(38,086)	(176,410)	(200,847)	415,343	—
Investment income (loss)	5	—	(738)	—	(733)
Intercompany interest income	—	18,178	—	(18,178)	—

Total revenues and other income	(38,081)	(158,232)	879,518	397,165	1,080,370

Costs and other deductions:
Direct costs	—	—	625,561	—	625,561
General and administrative expenses	2,250	119	85,109	(284)	87,194
Depreciation and amortization	—	871	197,280	—	198,151
Depletion	—	—	5,778	—	5,778
Interest expense	—	69,021	(2,048)	—	66,973
Intercompany interest expense	—	—	18,178	(18,178)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(724)	1,151	8,696	284	9,407
Impairments and other charges	—	—	123,099	—	123,099

Total costs and other deductions	1,526	71,162	1,061,653	(18,178)	1,116,163

Income (loss) from continuing operations before income taxes	(39,607)	(229,394)	(182,135)	415,343	(35,793)
Income tax expense (benefit)	—	(19,604)	15,374	—	(4,230)

Income (loss) from continuing operations, net of tax	(39,607)	(209,790)	(197,509)	415,343	(31,563)
Income (loss) from discontinued operations, net of tax	—	—	(7,591)	—	(7,591)

Net income (loss)	(39,607)	(209,790)	(205,100)	415,343	(39,154)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(453)	—	(453)

Net income (loss) attributable to Nabors	$(39,607)	$(209,790)	$(205,553)	$415,343	$(39,607)

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$4,360,975	$—	$4,360,975
Earnings (losses) from unconsolidated affiliates	—	—	59,304	—	59,304
Earnings (losses) from consolidated affiliates	358,778	189,960	109,212	(657,950)	—
Investment income (loss)	4	68	11,984	—	12,056
Intercompany interest income	—	52,704	—	(52,704)	—

Total revenues and other income	358,782	242,732	4,541,475	(710,654)	4,432,335

Costs and other deductions:
Direct costs	—	—	2,723,714	—	2,723,714
General and administrative expenses	8,803	244	357,881	(450)	366,478
Depreciation and amortization	—	2,614	684,234	—	686,848
Depletion	—	—	18,060	—	18,060
Interest expense	—	211,063	(15,493)	—	195,570
Intercompany interest expense	—	—	52,704	(52,704)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	450	(1,382)	(74)	450	(556)
Impairments and other charges	—	—	98,072	—	98,072

Total costs and other deductions	9,253	212,539	3,919,098	(52,704)	4,088,186

Income (loss) from continuing operations before income taxes	349,529	30,193	622,377	(657,950)	344,149
Income tax expense (benefit)	—	(59,114)	166,335	—	107,221
Subsidiary preferred stock dividend	—	—	2,250	—	2,250

Income (loss) from continuing operations, net of tax	349,529	89,307	453,792	(657,950)	234,678
Income (loss) from discontinued operations, net of tax	—	—	114,496	—	114,496

Net income (loss)	349,529	89,307	568,288	(657,950)	349,174
Less: Net (income) loss attributable to noncontrolling interest	—	—	355	—	355

Net income (loss) attributable to Nabors	$349,529	$89,307	$568,643	$(657,950)	$349,529

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$2,856,636	$—	$2,856,636
Earnings (losses) from unconsolidated affiliates	—	—	28,329	—	28,329
Earnings (losses) from consolidated affiliates	35,930	(104,135)	(192,837)	261,042	—
Investment income (loss)	12	—	(988)	—	(976)
Intercompany interest income	—	54,121	—	(54,121)	—

Total revenues and other income	35,942	(50,014)	2,691,140	206,921	2,883,989

Costs and other deductions:
Direct costs	—	—	1,648,289	—	1,648,289
General and administrative expenses	6,033	298	237,182	(556)	242,957
Depreciation and amortization	—	2,432	542,652	—	545,084
Depletion	—	—	15,646	—	15,646
Interest expense	—	206,736	(7,701)	—	199,035
Intercompany interest expense	—	—	54,121	(54,121)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(14,305)	22,443	32,104	556	40,798
Impairments and other charges	—	—	123,099	—	123,099

Total costs and other deductions	(8,272)	231,909	2,645,392	(54,121)	2,814,908

Income (loss) from continuing operations before income taxes	44,214	(281,923)	45,748	261,042	69,081
Income tax expense (benefit)	—	(65,781)	78,935	—	13,154

Income (loss) from continuing operations, net of tax	44,214	(216,142)	(33,187)	261,042	55,927
Income (loss) from discontinued operations, net of tax	—	—	(12,921)	—	(12,921)

Net income (loss)	44,214	(216,142)	(46,108)	261,042	43,006
Less: Net (income) loss attributable to noncontrolling interest	—	—	1,208	—	1,208

Net income (loss) attributable to Nabors	$44,214	$(216,142)	$(44,900)	$261,042	$44,214

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Net cash provided by (used for) operating activities	$6,163	$227,747	$874,224	$—	$1,108,134

Cash flows from investing activities:
Purchases of investments	—	—	(9,567)	—	(9,567)
Sales and maturities of investments	—	—	24,580	—	24,580
Cash paid for acquisition of business, net	—	—	(55,459)	—	(55,459)
Investment in unconsolidated affiliates	—	—	(54,762)	—	(54,762)
Distribution of proceeds from asset sales from unconsolidated affiliates	—	—	142,984	—	142,984
Capital expenditures	—	—	(1,532,597)	—	(1,532,597)
Proceeds from sales of assets and insurance claims	—	—	110,535	—	110,535
Cash paid for investments in consolidated affiliates	(25,450)	(65,000)	—	90,450	—

Net cash provided by (used for) investing activities	(25,450)	(65,000)	(1,374,286)	90,450	(1,374,286)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	5,074	—	5,074
Proceeds from issuance of long-term debt	—	697,578	—	—	697,578
Proceeds from issuance of common shares, net	12,175	—	—	—	12,175
Proceeds from revolving credit facilities	—	1,250,000	50,000	—	1,300,000
Debt issuance costs	—	(6,065)	—	—	(6,065)
Reduction in long-term debt	—	(1,404,245)	(26)	—	(1,404,271)
Reduction in revolving credit facilities	—	(700,000)	—	—	(700,000)
Repurchase of equity component of convertible debt	—	(12)	—	—	(12)
Purchase of restricted stock	(2,579)	—	—	—	(2,579)
Tax benefit related to share-based awards	—	(1)	186	—	185
Proceeds from parent contributions	—	—	90,450	(90,450)	—

Net cash (used for) provided by financing activities	9,596	(162,745)	145,684	(90,450)	(97,915)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,174)	—	(2,174)

Net (decrease) increase in cash and cash equivalents	(9,691)	2	(356,552)	—	(366,241)
Cash and cash equivalents, beginning of period	10,847	20	630,835	—	641,702

Cash and cash equivalents, end of period	$1,156	$22	$274,283	$—	$275,461

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2010
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating	Consolidated
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Net cash provided by (used for) operating activities	$87,995	$325,427	$268,712	$—	$682,134

Cash flows from investing activities:
Purchases of investments	—	—	(27,695)	—	(27,695)
Sales and maturities of investments	—	—	32,103	—	32,103
Cash paid for acquisition of business, net	—	—	(680,230)	—	(680,230)
Investment in unconsolidated affiliates	—	—	(40,936)	—	(40,936)
Capital expenditures	—	—	(640,953)	—	(640,953)
Proceeds from sales of assets and insurance claims	—	—	26,084	—	26,084
Cash paid for investments in consolidated affiliates	(99,300)	(732,000)	—	831,300	—

Net cash provided by (used for) investing activities	(99,300)	(732,000)	(1,331,627)	831,300	(1,331,627)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(4,649)	—	(4,649)
Proceeds from issuance of long-term debt	—	691,281	—	—	691,281
Proceeds from issuance of common shares, net	5,391	—	—	—	5,391
Proceeds from revolving credit facilities	—	600,000	—	—	600,000
Debt issuance costs	—	(7,144)	—	—	(7,144)
Reduction in long-term debt	—	(274,095)	(40,258)	—	(314,353)
Reduction in revolving credit facilities	—	(600,000)	—	—	(600,000)
Repurchase of equity component of convertible debt	—	(4,712)	—	—	(4,712)
Settlement of call options and warrants, net	—	1,134	—	—	1,134
Purchase of restricted stock	(1,904)	—	—	—	(1,904)
Tax benefit related to share-based awards	—	—	(38)	—	(38)
Proceeds from parent contributions	—	—	831,300	(831,300)	—

Net cash (used for) provided by financing activities	3,487	406,464	786,355	(831,300)	365,006
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,645)	—	(3,645)

Net (decrease) increase in cash and cash equivalents	(7,818)	(109)	(280,205)	—	(288,132)
Cash and cash equivalents, beginning of period	11,702	135	915,978	—	927,815

Cash and cash equivalents, end of period	$3,884	$26	$635,773	$—	$639,683

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Subsequent Event

On October 28, 2011, the Board of Directors appointed Anthony Petrello as President and Chief Executive Officer. Due to the transfer of the CEO responsibilities, Eugene Isenberg may be entitled to terminate his employment agreement with the Company and Nabors Delaware based on a Constructive Termination Without Cause. If he elects to do so, he may be entitled to a payment of $100 million from Nabors Delaware pursuant to the agreement. In addition, the agreement provides for Mr. Isenberg’s unvested restricted shares and stock options to vest immediately, any accrued but unpaid amounts (including a prorated annual bonus) owed to him to be paid, continued participation by him and his wife in our medical, dental and life insurance coverage, and the continuation of certain other executive benefits. Mr. Isenberg will have no unvested restricted shares or stock options at the time the charge discussed below is taken, and we do not believe that the value of any of the unaccrued benefits will be significant.

The Board also terminated the automatic extension contemplated in Mr. Isenberg’s employment agreement. In the event he does not terminate the agreement as described above, it will expire according to its terms on March 30, 2015.

As a result of these events, we have determined that it is probable that Nabors Delaware will be obligated to make the severance payment and intend to record a charge in the amount of our estimated obligation of approximately $100 million in our fourth-quarter results and year-end financial statements. See Note 8 Commitments and Contingencies.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of September 30, 2011, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the consolidated statements of cash flows and of changes in equity for the nine-month periods ended September 30, 2011 and 2010. This interim financial information is the responsibility of the Company’s management.

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
November 9, 2011

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

The magnitude of customer spending on new and existing wells is the primary driver of our business. Our customers’ spending is determined principally by their internally generated cash flow and to a lesser extent by joint venture arrangements and funding from the capital markets. In our U.S. Lower 48 Land Drilling and Canadian Drilling business units, operations have traditionally been driven by natural gas prices but the majority of the current activity is being driven by the price of oil and natural gas liquids from unconventional reservoirs (shales). In our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing business units, operations are driven by oil prices. Both natural gas and oil prices impact our customers’ activity levels and spending for our Pressure Pumping operations. Oil and natural gas liquids prices are beginning to be more significant factors in some of the traditionally natural-gas-driven operating segments. The Henry Hub natural gas spot price (per Bloomberg) averaged $4.11 per thousand cubic feet (mcf) during the 12-month period ended September 30, 2011, down from a $4.51 per mcf average during the prior 12 months. West Texas intermediate spot crude oil prices (per Bloomberg) averaged $92.80 per barrel for the 12 months ended September 30, 2011, up from a $77.19 per barrel average during the preceding 12 months.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended September 30, 2011 totaled $1.7 billion, representing an increase of $577.4 million, or 53%, as compared to the three months ended September 30, 2010, and $4.4 billion for the nine months ended September 30, 2011, representing an increase of $1.5 billion, or 53%, as compared to the nine months ended September 30, 2010. Adjusted income derived from operating activities and income (loss) from continuing operations, net of tax, for the three months ended September 30, 2011 totaled $259.3 million and $82.2 million ($.28 per diluted share), respectively, representing increases of 58% and 360%, respectively, compared to the three months ended September 30, 2010. Adjusted income derived from operating activities and income (loss) from continuing operations, net of tax, for the nine months ended September 30, 2011 totaled $625.2 million and $234.7 million ($.80 per diluted share), respectively, representing increases of 44% and 320%, respectively, compared to the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, operating results improved as compared to the prior year period primarily due to the incremental revenue and positive operating results from the addition of our Pressure Pumping operating segment beginning in September of 2010, increased drilling activity in oil- and liquids-rich shale plays in our drilling operations in both U.S. Lower 48 Land and Canada and increased well-servicing activity in the U.S. and Canada. However, our operating results and activity levels continued to be negatively impacted in our U.S. Offshore operations in response to uncertainty in the regulatory environment in the Gulf of Mexico; our Alaskan operations due to key customers’ spending constraints; and in Saudi Arabia due to downtime and reduced rates on several jackup rigs.

Our net income during the nine months ended September 30, 2011 was negatively impacted by $98.1 million in a provision for retirement of long-lived assets recorded by multiple operating segments. This related to the decommissioning and retirements of assets previously utilized in our U.S. Lower 48 Land Drilling, International and U.S. Well-servicing operations and the amounts are reflected in the Impairments and other charges line in our consolidated statements of income (loss).

During the nine months ended September 30, 2011, we sold some of our wholly owned oil and gas assets in Colombia and received proceeds of $91.4 million. Additionally, Remora completed sales of their oil and gas assets in Colombia for gross proceeds of $279.0 million and has made cash distributions to us totaling $143.0 million during the nine months ended September 30, 2011 with a final distribution expected upon dissolution of the joint venture. The effect of these sales is reflected in income (loss) from discontinued operations, net of tax, of $114.5 million ($.39 per diluted share) for the nine months ended September 30, 2011.

We expect our operating results for 2011 to increase significantly from 2010 levels, driven by anticipated sustained higher oil prices and the related impact on drilling and well-servicing activity and dayrates, along with a full year contribution from our Pressure Pumping line of business. The major factors that support our projections of an improved year are:

•	An increase in drilling in oil- and liquids-rich areas incremental to traditional dry gas regions by our U.S. Lower 48 Land and Canada Drilling and Well-servicing operations,

•	An expected incremental increase from ancillary well-site services, primarily technical pumping services and down-hole surveying services, resulting from our Pressure Pumping operating segment for the new line of business acquired in the third quarter of 2010, and

•	The anticipated positive impact on our overall level of drilling and well-servicing activity and margins resulting from the new and upgraded rigs and equipment added to our fleet over the past five years, which we expect will enhance our competitive position as market conditions improve.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$430,895	$350,348	$80,547	23%	$1,214,447	$925,262	$289,185	31%
U.S. Land Well-servicing	189,356	119,127	70,229	59%	503,752	321,978	181,774	56%
U.S. Offshore	46,069	26,504	19,565	74%	116,807	103,680	13,127	13%
Alaska	27,027	45,920	(18,893)	(41)%	100,678	139,099	(38,421)	(28)%
Canada	145,587	85,728	59,859	70%	406,004	262,043	143,961	55%
International	281,686	288,535	(6,849)	(2)%	809,394	800,886	8,508	1%

Subtotal Contract Drilling(3)	1,120,620	916,162	204,458	22%	3,151,082	2,552,948	598,134	23%
Pressure Pumping(4)	343,723	61,611	282,112	458%	867,512	61,611	805,901	n/m(11)
Oil and Gas(5)	43,104	11,280	31,824	282%	74,987	31,682	43,305	137%
Other Operating Segments(6)(7)	199,604	130,392	69,212	53%	483,478	333,654	149,824	45%
Other reconciling items(8)	(48,537)	(38,342)	(10,195)	(27)%	(156,780)	(94,930)	(61,850)	(65)%

Total	$1,658,514	$1,081,103	$577,411	53%	$4,420,279	$2,884,965	$1,535,314	53%

Adjusted income (loss) derived from operating activities from continuing operations(1)(9):
Contract Drilling:
U.S. Lower 48 Land Drilling	$104,877	$70,452	$34,425	49%	$284,203	$188,907	$95,296	50%
U.S. Land Well-servicing	22,839	9,049	13,790	152%	50,488	19,465	31,023	159%
U.S. Offshore	2,457	(1,090)	3,547	325%	(2,579)	14,387	(16,966)	(118)%
Alaska	3,021	14,299	(11,278)	(79)%	22,328	40,644	(18,316)	(45)%
Canada	21,604	1,013	20,591	n/m(11)	58,084	6,398	51,686	808%
International	29,015	64,379	(35,364)	(55)%	100,363	182,930	(82,567)	(45)%

Subtotal Contract Drilling(3)	183,813	158,102	25,711	16%	512,887	452,731	60,156	13%
Pressure Pumping(4)	65,052	11,987	53,065	443%	152,655	11,987	140,668	n/m(11)
Oil and Gas(5)	23,841	1,037	22,804	n/m(11)	28,030	5,654	22,376	396%
Other Operating Segments(6)(7)	22,012	17,969	4,043	22%	41,791	33,176	8,615	26%
Other reconciling items(10)	(35,430)	(24,676)	(10,754)	(44)%	(110,184)	(70,559)	(39,625)	(56)%

Total	$259,288	$164,419	$94,869	58%	$625,179	$432,989	$192,190	44%

Interest expense	(57,907)	(66,973)	9,066	14%	(195,570)	(199,035)	3,465	2%
Investment income	738	(733)	1,471	201%	12,056	(976)	13,032	n/m(11)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	12,157	(9,407)	21,564	229%	556	(40,798)	41,354	101%
Impairments and other charges	(98,072)	(123,099)	25,027	20%	(98,072)	(123,099)	25,027	20%

Income (loss) from continuing operations before income taxes	116,204	(35,793)	151,997	425%	344,149	69,081	275,068	398%
Income tax expense (benefit)	33,250	(4,230)	37,480	886%	107,221	13,154	94,067	715%
Subsidiary preferred stock dividend	750	—	750	100%	2,250	—	2,250	100%

Income (loss) from continuing operations, net of tax	82,204	(31,563)	113,767	360%	234,678	55,927	178,751	320%

Income (loss) from discontinued operations, net of tax	(7,240)	(7,591)	351	5%	114,496	(12,921)	127,417	986%

Net income (loss)	74,964	(39,154)	114,118	291%	349,174	43,006	306,168	712%
Less: Net loss attributable to noncontrolling interest	(708)	(453)	(255)	(56)%	355	1,208	(853)	(71)%

Net income (loss) attributable to Nabors	$74,256	$(39,607)	$113,863	287%	$349,529	$44,214	$305,315	691%

Rig activity:
Rig years:(12)
U.S. Lower 48 Land Drilling	201.8	182.2	19.6	11%	194.7	171.2	23.5	14%
U.S. Offshore	10.8	8.2	2.6	32%	9.4	10.4	(1.0)	(10)%
Alaska	4.7	6.7	(2.0)	(30)%	4.8	7.9	(3.1)	(39)%
Canada	41.8	27.5	14.3	52%	38.0	26.6	11.4	43%
International(13)	105.3	103.0	2.3	2%	102.6	96.3	6.3	7%

Total rig years	364.4	327.6	36.8	11%	349.5	312.4	37.1	12%

Rig hours:(14)
U.S. Land Well-servicing	205,610	168,949	36,661	22%	589,140	474,495	114,645	24%
Canada Well-servicing	49,788	44,606	5,182	12%	132,196	122,849	9,347	8%

Total rig hours	255,398	213,555	41,843	20%	721,336	597,344	123,992	21%

(1)	All information presents the operating activities of oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia as discontinued operations.

(2)	These segments include our drilling, well-servicing and workover operations on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(.9) million and $.6 million for the three months ended September 30, 2011 and 2010, respectively, and $3.0 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively.

(4)	Includes operating results of our Pressure Pumping operating segment for the period September 10 through September 30, 2010 and for the three and nine months ended September 30, 2011.

(5)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $34.9 million and $6.8 million for the three months ended September 30, 2011 and 2010, respectively, and $56.3 million and $14.5 million for the nine months ended September 30, 2011 and 2010, respectively.

(6)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(.3) million and $4.4 million for the three months ended September 30, 2011 and 2010, respectively, and $0 and $10.1 million for the nine months ended September 30, 2011 and 2010, respectively.

(8)	Represents the elimination of inter-segment transactions.

(9)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from “Operating revenues” and then adding “Earnings (losses) from unconsolidated affiliates.” These amounts should not be used as a substitute for those amounts reported under GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided within the above table.

(10)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(11)	The number is so large that it is not meaningful.

(12)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(13)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates which totaled 2.0 years during each of the three months ended September 30, 2011 and 2010, respectively, and 2.0 years and 2.3 years for the nine months ended September 30, 2011 and 2010, respectively.

(14)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, well-servicing and workover operations on land and offshore.

U.S. Lower 48 Land Drilling.  The results of operations for this segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$430,895	$350,348	$80,547	23%	$1,214,447	$925,262	$289,185	31%
Adjusted income derived from operating activities	$104,877	$70,452	$34,425	49%	$284,203	$188,907	$95,296	50%
Rig years	201.8	182.2	19.6	11%	194.7	171.2	23.5	14%

Operating results increased during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods primarily due to higher average dayrates and increases in drilling activity, driven by deployment of rigs into oil- and liquids-rich shale areas. The increase was partially offset by an increase in operating costs associated with drilling activity, as well as higher depreciation expense related to new rigs placed into service since January 2010.

U.S. Land Well-servicing.  The results of operations for this segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$189,356	$119,127	$70,229	59%	$503,752	$321,978	$181,774	56%
Adjusted income derived from operating activities	$22,839	$9,049	$13,790	152%	$50,488	$19,465	$31,023	159%
Rig hours	205,610	168,949	36,661	22%	589,140	474,495	114,645	24%

Operating results increased during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods primarily due to an increase in rig utilization as well as price improvements, both driven by sustained higher oil prices.

U.S. Offshore.  The results of operations for this segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$46,069	$26,504	$19,565	74%	$116,807	$103,680	$13,127	13%
Adjusted income (loss) derived from operating activities	$2,457	$(1,090)	$3,547	325%	$(2,579)	$14,387	$(16,966)	(118)%
Rig years	10.8	8.2	2.6	32%	9.4	10.4	(1.0)	(10)%

The decrease in adjusted income (loss) derived from operating activities during the nine months ended September 30, 2011 as compared to the prior year corresponding period is primarily represented by lower utilization for the MODS® rigs and SuperSundownertm platform rigs as drilling permits have been subject to a lengthy and stringent safety and environmental review process since the Gulf of Mexico blowout in mid-2010. The negative impact from permitting delays were partially offset by profit from two major construction projects. These two projects, partially offset by the permitting delays, are the primary reason for the increases in operating revenues for the three and nine months ended September 30, 2011 when compared to the same corresponding 2010 periods.

Alaska.  The results of operations for this segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$27,027	$45,920	$(18,893)	(41)%	$100,678	$139,099	$(38,421)	(28)%
Adjusted income derived from operating activities	$3,021	$14,299	$(11,278)	(79)%	$22,328	$40,644	$(18,316)	(45)%
Rig years	4.7	6.7	(2.0)	(30)%	4.8	7.9	(3.1)	(39)%

The decreases in operating results during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods were principally due to lower average dayrates and drilling activity, resulting from reduced spending of certain key customers. While drilling activity levels decreased significantly during 2010, operating results decreased only slightly due to an acceleration of deferred revenues from a significant contract terminating in mid-2010.

Canada.  The results of operations for this segment were as follows:

					Nine Months
	Three Months				Ended September 30,
	Ended September 30,		Increase/				Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$145,587	$85,728	$59,859	70%	$406,004	$262,043	$143,961	55%
Adjusted income (loss) derived from operating activities	$21,604	$1,013	$20,591	n/m(1)	$58,084	$6,398	$51,686	808%
Rig years	41.8	27.5	14.3	52%	38.0	26.6	11.4	43%
Rig hours	49,788	44,606	5,182	12%	132,196	122,849	9,347	8%

(1) — the number is so large that it is not meaningful.

Operating results increased during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods primarily as a result of increases in drilling and well-servicing activity. The increased drilling activity in Western Canada and higher drilling dayrates results from renewed interest in oil exploration supported by sustained improvement in oil prices. In addition, the well-servicing hourly rate increased during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010 as a result of the higher demand for rigs. Additionally, operating results were positively impacted by the strengthening of the Canadian dollar versus the U.S. dollar.

International.  The results of operations for this segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$281,686	$288,535	$(6,849)	(2)%	$809,394	$800,886	$8,508	1%
Adjusted income derived from operating activities	$29,015	$64,379	$(35,364)	(55)%	$100,363	$182,930	$(82,567)	(45)%
Rig years	105.3	103.0	2.3	2%	102.6	96.3	6.3	7%

The decreases in operating results during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods were driven primarily by decreases in average dayrates and lower utilization of our jackup rigs in Saudi Arabia and other drilling activities in Qatar and Australia. These decreases were partially offset by an increase in the utilization of our overall rig fleet.

Pressure Pumping.  The results of operations for this segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages)

Operating revenues	$343,723	$61,611	$282,112	458%	$867,512	$61,611	$805,901	n/m (1)
Adjusted income derived from operating activities	$65,052	$11,987	$53,065	443%	$152,655	$11,987	$140,668	n/m (1)

(1) — the number is so large that it is not meaningful.

Operating revenues and adjusted income derived from operating activities reflect results for the period September 10 through September 30, 2010 and for the three and nine months ended September 30, 2011.

Oil and Gas.  The results of operations for this segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$43,104	$11,280	$31,824	282%	$74,987	$31,682	$43,305	137%
Adjusted income derived from operating activities	$23,841	$1,037	$22,804	n/m(1)	$28,030	$5,654	$22,376	396%

(1) — the number is so large that it is not meaningful.

Operating results increased during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods primarily as a result of a gain recorded by our unconsolidated U.S. joint venture, of which our proportionate share was $40.5 million during the nine months ended September 30, 2011. The gain was partially offset by increased costs of production and dry-hole expense recorded during the nine months ended September 30, 2011.

Other Operating Segments.  These operations include our drilling technology and top-drive manufacturing, directional drilling, rig instrumentation and software, and construction and logistics operations. The results of operations for these operating segments were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$199,604	$130,392	$69,212	53%	$483,478	$333,654	$149,824	45%
Adjusted income derived from operating activities	$22,012	$17,969	$4,043	22%	$41,791	$33,176	$8,615	26%

The increases in operating results during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods resulted principally from higher demand in the U.S. and Canada drilling markets for top-drives, rig instrumentation and data collection services from oil and gas exploration companies and higher third-party rental and rigwatch units, which generate higher margins, partially offset by a continued decline in customer demand for our construction and logistics services in Alaska.

Discontinued Operations

The operating results from our oil and gas assets in Canada and Colombia that we have classified as held for sale have been retroactively presented as discontinued operations in the accompanying consolidated balance sheets and statements of income (loss). Our condensed statements of income (loss) from discontinued operations for the three and nine months ended September 30, 2011 and 2010, were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates	$3,684	$3,556	$128	4%	$101,966	$20,680	$81,286	393%
Income (loss) from discontinued operations, net of tax	$(7,240)	$(7,591)	$351	5%	$114,496	$(12,921)	$127,417	986%

During the nine months ended September 30, 2011, we sold some of our wholly owned oil and gas assets in Colombia to an unrelated third party. We received proceeds of $89.2 million from this sale and recognized a gain of approximately $39.9 million. Additionally, Remora completed sales of their oil and gas assets in Colombia. Remora received gross proceeds of approximately $279.0 million from these sales and has made distributions of cash to us in the amount of $143.0 million to date, with a final distribution expected upon dissolution of the joint venture.

In June 2011, the equity owners of SMVP dissolved the partnership and a proportionate share of the assets and liabilities were conveyed to us in exchange for our ownership interest. We continue to market these assets for sale and believe that these assets are properly reflected in our assets held for sale balances at September 30, 2011 and December 31, 2010.

OTHER FINANCIAL INFORMATION

General and administrative expenses

Three Months	Nine Months
Ended September 30,	Increase/	Ended September 30,	Increase/
2011	2010	(Decrease)	2011	2010	(Decrease)
(In thousands, except percentages)

General and administrative expenses	$122,372	$87,194	$35,178	40%	$366,478	$242,957	$123,521	51%
General and administrative expenses as a percentage of operating revenues	7.5%	8.2%	(.7)%	(9)%	8.4%	8.5%	(.1)%	(1)%

General and administrative expenses increased during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods primarily as a result of increases in wages, burden and bonus to support a higher headcount as a result of (i) our Superior acquisition in September 2010 and (ii) increased operations for a majority of our operating segments. As a percentage of operating revenues, general and administrative expenses have decreased during the three and nine months ended September 30, 2011 as compared to the corresponding 2010 periods.

Depreciation and amortization and depletion expense

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages)

Depreciation and amortization expense	$234,834	$198,151	$36,683	19%	$686,848	$545,084	$141,764	26%
Depletion expense	$11,789	$5,778	$6,011	104%	$18,060	$15,646	$2,414	15%

Depreciation and amortization expense.  Depreciation and amortization expense increased during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods as a result of the incremental depreciation expense from (i) pressure pumping assets acquired in September 2010, (ii) newly constructed rigs recently placed into service and (iii) rig upgrades and other capital expenditures made during 2010 and 2011.

Depletion expense.  Depletion expense increased during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods as a result of increased units-of-production depletion and impairment charges resulting from higher costs and lower than expected performance of certain oil and gas development wells.

Interest expense

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,
	2011	2010	(Decrease)		2011	2010	Increase/ (Decrease)
	(In thousands, except percentages)

Interest expense	$57,907	$66,973	$(9,066)	(14)%	$195,570	$199,035	$(3,465)	(2)%

Interest expense decreased during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods as a result of our repurchases during 2010 and redemption during May 2011 of the 0.94% senior exchangeable notes, partially offset by interest related to our August 2011 issuance of 4.625% senior notes due September 2021 and our September 2010 issuance of 5.0% senior notes due September 2020.

Investment income (loss)

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages)

Investment income (loss)	$738	$(733)	$1,471	201%	$12,056	$(976)	$13,032	n/m (1)

(1) — the number is so large that it is not meaningful.

Investment income for the three months ended September 30, 2011 included interest and dividend income of $1.5 million from our cash, other short-term and long-term investments and realized gains of $.6 million from other long-term investments, partially offset by unrealized losses of $1.4 million from our trading securities.

Investment income for the nine months ended September 30, 2011 included (i) a $12.9 million realized gain recorded in the first quarter of 2011 relating to one of our overseas fund investments classified as long-term investments, (ii) $1.9 million realized gains from other long-term investments and (iii) $5.3 million interest and dividend income from our cash, other short-term and long-term investments. Investment income was partially offset by net unrealized losses of $8.1 million from our trading securities.

Investment loss for the three and nine months ended September 30, 2010 included unrealized losses of $3.7 million and $10.1 million, respectively, from our trading securities, partially offset by realized gains of $.6 million and $3.6 million, respectively, and interest income of $2.4 million and $5.5 million, respectively, from our cash, other short-term and long-term investments.

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages)

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	$(12,157)	$9,407	$(21,564)	(229)%	$(556)	$40,798	$(41,354)	(101)%

The amount of losses (gains) on sales and retirements of long-lived assets and other expense (income), net for the three and nine months ended September 30, 2011 was comprised of the $12.2 million gain recognized in connection with our acquisition of the remaining 50 percent equity interest of Peak and net gains on sales and retirements of long-lived assets of approximately $1.9 million and $.7 million, respectively, partially offset by net increases to our litigation reserves of $2.3 million and $12.2 million, respectively.

The amount of losses (gains) on sales and retirements of long-lived assets and other expense (income), net for the three months ended September 30, 2010 represented a net loss of $9.4 million and included: (i) foreign currency exchange losses of approximately $1.8 million and (ii) acquisition-related costs of $7.0 million.

For the nine months ended September 30, 2010, the amount of losses (gains) on sales and retirements of long-lived assets and other expense (income), net represented a net loss of $40.8 million and included: (i) foreign currency exchange losses of approximately $16.8 million related to Euro and Venezuela Bolivar Fuerte-denominated monetary assets, (ii) losses of approximately $7.0 million recognized on purchases of our 0.94% senior exchangeable notes due 2011, (iii) acquisition-related costs of $7.0 million, (iv) increases to litigation reserves of approximately $3.4 million and (v) losses on retirements of long-lived assets of approximately $4.2 million.

Impairments and other charges

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)
	(In thousands, except percentages)

Provision for retirement of long-lived assets	$98,072	$23,213	$74,859	322%	$98,072	$23,213	$74,859	322%
Impairment of long-lived assets	—	34,832	(34,832)	(100)%	—	34,832	(34,832)	(100)%
Impairment of oil and gas-related assets	—	54,347	(54,347)	(100)%	—	54,347	(54,347)	(100)%
Goodwill impairments	—	10,707	(10,707)	(100)%	—	10,707	(10,707)	(100)%

Impairments and other charges	$98,072	$123,099	$(25,027)	(20)%	$98,072	$123,099	$(25,027)	(20)%

Provisions for retirement of long-lived assets

During the three months ended September 30, 2011, we recorded a provision for retirement of long-lived assets totaling $98.1 million in multiple operating segments. This related to the decommissioning and retirement of one jackup rig, 116 land rigs, and a number of rigs for well-servicing and trucks. Our U.S. Lower 48 Land Drilling, International and U.S. Land Well-servicing operations recorded $63.2 million, $26.1 million and $8.9 million, respectively. These assets were deemed to be functionally and economically non-competitive in today’s market and are being dismantled for parts and scrap.

During the three months ended September 30, 2010, we recorded a provision for retirement of long-lived assets totaling $23.2 million related to the abandonment of certain rig components, comprised of engines, top-drive units, building modules and other equipment that had become obsolete or inoperable in our U.S. Lower 48 Land Drilling, U.S. Well-servicing and U.S. Offshore operating segments.

In addition we recognized $34.8 million in impairment charges recorded during the three months ended September 30, 2010 which included $27.3 million related to the impairment of some jack-up rigs in our U.S. Offshore operating segment and $7.5 million to our aircraft and some drilling equipment in Nabors Blue Sky Ltd. These impairment charges stemmed from our annual impairment tests on long-lived assets.

The impairments and other charges recognized during 2011 and 2010 were determined necessary as a result of continued lower commodity prices and uncertainty in the oil and gas environment and its related impact on drilling and well-servicing activity and our dayrates. A prolonged period of legislative uncertainty in our U.S. Offshore operations, or continued period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

Impairments of oil and gas-related assets

During the three months ended September 30, 2010, we recognized impairments of $54.3 million related to an impairment of an oil and gas financing receivable as a result of the continued commodity price deterioration in the Barnett Shale area of north central Texas. We determined that this impairment was necessary using estimates and assumptions based on estimated cash flows for proved and probable reserves and current natural gas prices. We believe the estimates used provided a reasonable estimate of current fair value. We determined that this represented a Level 3 fair value measurement. No impairment was recorded in the nine months ended September 30, 2011. However, further protraction or continued period of lower commodity prices could result in recognition of future impairment charges.

Goodwill impairments

During the three months ended September 30, 2010, we recognized an impairment of approximately $10.7 million relating to our goodwill balance of our U.S. Offshore operating segment. The impairment charge stemmed from our annual impairment test on goodwill, which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of our U.S. Offshore segment was determined using discounted cash flow models involving assumptions based on our utilization of rigs and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. The impairment charge was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. No impairment was recorded in the nine months ended September 30, 2011. However, a significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

Income tax rate

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2011	2010	(Decrease)		2011	2010	(Decrease)

Effective income tax rate from continuing operations	29%	12%	17%	142%	31%	19%	12%	63%

Our effective income tax rate increased during the three and nine months ended September 30, 2011 compared to the corresponding 2010 periods primarily as a result of the proportion of income generated in the United States versus the non-U.S. jurisdictions in which we operate. Income generated in the United States is generally taxed at a higher rate than that of other jurisdictions.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2011 and 2010.

Operating Activities.  Net cash provided by operating activities totaled $1.1 billion during the nine months ended September 30, 2011 compared to net cash provided by operating activities of $682.1 million during the corresponding 2010 period. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $1.1 billion and $875.1 million for the nine months ended September 30, 2011 and 2010, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. Changes in working capital items provided $27.4 million and $193.0 million in cash for the nine months ended September 30, 2011 and 2010, respectively.

Investing Activities.  Net cash used for investing activities totaled $1.4 billion during the nine months ended September 30, 2011 compared to net cash used for investing activities of $1.3 billion during the corresponding 2010 period. During the nine months ended September 30, 2011 and 2010, cash of $55.5 million and $680.2 million, respectively, was used to pay for acquisitions, net of cash acquired. During the nine months ended September 30, 2011 and 2010, cash was used for capital expenditures totaling $1.5 billion and $641.0 million, respectively. During the nine months ended September 30, 2011 and 2010, cash of $110.5 million and $26.1 million, respectively, was provided in proceeds from sales of assets and insurance claims. During the nine months ended September 30, 2011 and 2010, we provided cash to our unconsolidated affiliates totaling $54.8 million and $40.9 million, respectively. Additionally during the nine months ended September 30, 2011, we received distributions of $143.0 million from an unconsolidated affiliate related to proceeds they received from the sale of some of their oil and gas assets.

Financing Activities.  Net cash used for financing activities totaled $97.9 million during the nine months ended September 30, 2011 compared to net cash provided from financing activities of $365.0 million during the corresponding 2010 period. During the nine months ended September 30, 2011, we used $1.2 billion in proceeds from our revolving credit facilities to redeem the remaining amounts of our 0.94% senior exchangeable notes. During the nine months ended September 30, 2010, cash was used to purchase $273.9 million of these notes. During the nine months ended September 30, 2011 and 2010, cash was provided from the receipt of $691.5 million and $684.1 million, respectively, in proceeds, net of debt issuance costs, from the issuance of senior notes in August 2011 and September 2010. During the nine months ended September 30, 2011, we repaid $700 million of borrowings from our revolving credit facilities.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $1.7 - 1.9 billion. We had outstanding purchase commitments of approximately $1.1 billion at September 30, 2011, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures and other operating expenses. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, pressure pumping and well-servicing equipment that we own and operate. We can reduce the planned expenditures if necessary, or increase them if market conditions and new business opportunities warrant it.

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

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included in Note 8 Commitments and Contingencies under Off-Balance Sheet Arrangements (Including Guarantees) in these unaudited consolidated financial statements.

Our 2010 Annual Report included our contractual cash obligations as of December 31, 2010. As a result of the redemption of our 0.94% senior exchangeable notes and the issuance of the 4.625% senior notes, we are presenting the following table in this Report which summarizes our contractual cash obligations related to debt commitments as of September 30, 2011:

	Payments due by Period
	Total	< 1 Year	1-3 Years		3-5 Years		Thereafter
	(In thousands)

Contractual cash obligations of debt:
Long-term debt:
Principal	$4,375,000	$—	$275,000	(1)	$600,000	(2)	$3,500,000	(3)
Interest	1,823,925	246,213	462,911		462,826		651,975

Total contractual cash obligations	$6,198,925	$246,213	$737,911		$1,062,826		$4,151,975

(1)	Includes Nabors Delaware’s 5.375% senior notes due August 2012.

(2)	Represents amounts utilized on revolving credit facilities due September 2014.

(3)	Represents Nabors Delaware’s aggregate 6.15% senior notes due February 2018, 9.25% senior notes due January 2019, 5.0% senior notes due September 2020 and 4.625% senior notes due September 2021.

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

In July 2006 our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through September 30, 2011, $464.5 million of our common shares had been repurchased under this program, and we had an additional $35.5 million available.

See Note 17 Commitments and Contingencies in our 2010 Annual Report for discussion of commitments and contingencies relating to (i) off-balance sheet arrangements (including guarantees) and (ii) employment agreements that could result in cash payments to Messrs. Isenberg and Petrello, respectively, of (a) $100 million and $50 million, respectively, if their employment is terminated due to death or disability, or (b) $100 million and approximately $34 million, respectively, if their employment is terminated without cause or in the event of a change in control. See Note 14 Subsequent Event for discussion of recent developments related to the potential obligation to Mr. Isenberg.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments, availability under our various revolving credit facilities, and cash generated from operations. As of September 30, 2011, we had cash and investments of $435.7 million (including $40.4 million of long-term investments and other receivables, inclusive of $34.4 million in oil and gas financing receivables) and working capital of $1.1 billion. We also had $800 million of availability remaining from a combined total of $1.4 billion under revolving credit facilities. At December 31, 2010, we had cash and investments of $841.5 million (including $40.3 million of long-term investments and other receivables, inclusive of $32.9 million in oil and gas financing receivables) and working capital of $458.6 million as of December 31, 2010.

During the three months ended September 30, 2011, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 4.625% senior notes due 2021, which are unsecured and are fully and unconditionally guaranteed by us. The senior notes have registration rights. The indenture governing the notes includes covenants customary for transactions of this type that, subject to significant exceptions, limit the ability of us and our subsidiaries to, among other things, incur certain liens and enter into sale and leaseback transactions. Nabors Delaware used a portion of the proceeds to repay borrowings of $600 million under our revolving credit facilities which were drawn to partially pay for the redemption of our 0.94% senior exchangeable notes in May 2011. We and Nabors Delaware are using the remaining proceeds for general corporate purposes. Nabors Delaware repaid an additional $100 million on revolving credit facilities during the three months ended September 30, 2011.

On July 29, 2011, we paid $65 million in cash to acquire the remaining 50 percent equity interest of Peak, making Peak a wholly owned subsidiary.

During the nine months ended September 30, 2011, we sold some of our wholly owned oil and gas assets in Colombia to an unrelated third party. We received proceeds of $89.2 million from this sale. Additionally, Remora completed sales of their oil and gas assets in Colombia. Remora received gross proceeds of approximately $279 million from these sales and has made cash distributions to us in the amount of $143.0 million with a final distribution expected upon dissolution of the joint venture.

We had six letter-of-credit facilities with various banks as of September 30, 2011. Availability under these facilities as of September 30, 2011 was as follows:

(In thousands)

Credit available	$216,052
Letters of credit outstanding, inclusive of financial and performance guarantees	74,275

Remaining availability	$141,777

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

The financial covenant in our senior unsecured revolving credit facilities require that we maintain a net funded indebtedness to total capitalization ratio of .60 to 1.0 or lower. The facilities contains additional terms, conditions, and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2011, we were in compliance with this financial debt covenant.

Our gross funded debt to capital ratio was 0.41:1 as of September 30, 2011 and 0.42:1 as of December 31, 2010. Our net funded debt to capital ratio was 0.38:1 as of September 30, 2011 and 0.37:1 as of December 31, 2010.

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

Our interest coverage ratio was 8.2:1 as of September 30, 2011 and 7.0:1 as of December 31, 2010. The interest coverage ratio is a trailing 12-month quotient of the sum of (i) income (loss) from continuing operations, net of tax, (ii) net income (loss) attributable to noncontrolling interest, (iii) interest expense, (iv) subsidiary preferred stock dividends, (v) depreciation and amortization, (vi) depletion expense, (vii) impairments and other charges, and (viii) income tax expense (benefit) less investment income (loss) divided by the sum of cash interest expense and subsidiary preferred stock dividends. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

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

In June 2011, the FASB issued an ASU relating to presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. We are currently evaluating the impact that this ASU may have on our consolidated financial statements.

In August 2011, the FASB issued a revised ASU relating to goodwill impairment tests. An entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value is less than its carrying amount. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We are currently evaluating the impact that this ASU may have on our consolidated financial statements.

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

Our management, with the participation of the President and Chief Executive Officer and Principal Accounting and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the President and Chief Executive Officer and Principal Accounting and Financial Officer concluded that, as of the end of the period, our disclosure controls and procedures are effective, at the reasonable assurance level, in (i) recording, processing, summarizing and reporting, on a timely basis, information we are required to disclose in reports filed or furnished under the Exchange Act, and (ii) ensuring that such information is accumulated and communicated to our management, including the President and Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

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

On September 21, 2011, we received an informal inquiry from the SEC related to perquisites and personal benefits received by the officers and directors of Nabors, including their use of non-commercial aircraft. Our Audit Committee and Board of Directors have been apprised of this inquiry and we are cooperating with the SEC. The ultimate outcome of this process cannot be determined at this time.

Refer to Note 8 Commitments and Contingencies for discussion of previously disclosed litigation contingencies.

ITEM 1A.	RISK FACTORS

The profitability of our operations could be adversely affected by turmoil in the global financial markets

The changes in general financial and political conditions, including the U.S. government budget, the downgrade by Standard & Poor’s of the credit rating of U.S. government securities and concerns over the European sovereign debt crisis and banking industry has created a great deal of uncertainty in the recovery of the world economy. If global economic uncertainties continue over a prolonged period of time or develop adversely, there could be a material adverse impact on our credit ratings and liquidity and those of our customers and other worldwide business partners. If global oil and gas prices were to decline rapidly, it could lead our customers to curtail their operations or expansion and cause difficulties for us and our customers to forecast future capital expenditures, which in turn could negatively impact the worldwide rig count and our future financial results.

Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact the demand for fracturing and other services.

Superior performs hydraulic fracturing, a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. The EPA and certain other federal agencies have announced that they would study the potential adverse impact that fracturing may have on water quality and public health. On August 11, 2011, the U.S. Department of Energy released its report on hydraulic fracturing, recommending the implementation of a variety of measures to reduce the environmental impacts from shale-gas production. These studies could spur initiatives to regulate hydraulic fracturing under the Safe Drinking Water Act or under newly established legislation. Legislation has also been introduced in the U.S. Congress and adopted or introduced in some states that would require the disclosure of chemicals used in the fracturing process. If enacted, the legislation could require fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping requirements and meet plugging and abandonment requirements. Any new laws regulating fracturing activities could cause operational delays or increased costs in exploration and production, which could adversely affect the demand for fracturing services.

Refer to our “Risk Factors” discussed at Item 1A. Risk Factors in our 2010 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2011 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(2)
(In thousands, except average price paid per share)

July 1 — July 31, 2011	1	$24.64	—	$35,458
Aug. 1 — Aug. 31, 2011	—	$19.98	—	$35,458
Sept. 1 — Sept. 30, 2011	2	$13.11	—	$35,458

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan. The 2003 Employee Stock Plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose.

(2)	In July 2006, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common shares in the open market or in privately negotiated transactions. Through September 30, 2011, $464.5 million of our common shares had been repurchased under this program, and we had an additional $35.5 million available.

Exhibits

Exhibit No.		Description

3.1		Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).
3.2		Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).
4.1		Purchase Agreement, dated August 16, 2011, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc., Mizuho Securities USA Inc., UBS Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, HSBC Securities (USA) Inc. and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed August 17, 2011).
4.2		Indenture related to the 4.625% Senior Notes due 2021, dated as of August 23, 2011, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust, National Association, as trustee and Citibank, N.A. as securities administrator (including form of 4.625% Senior Note due 2021) (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed August 24, 2011).
4.3		Registration Rights Agreement, dated as of August 23, 2011, among Nabors Industries, Inc., Nabors Industries Ltd., and Citigroup Global Markets Inc. as representative of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed August 24, 2011).
10.1		Credit Agreement, dated as of April 20, 2011, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, Citigroup Global Markets Inc., Mizuho Corporate Bank, Ltd., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC as Joint Lead Arrangers and Joint Bookrunners, Mizuho Corporate Bank, Ltd., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Documentation Agents, Citibank, N.A., as Administrative Agent and Swingline Lender and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on April 20, 2011).
15		Awareness Letter of Independent Accountants*
31.1		Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, President and Chief Executive Officer*
31.2		Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer*
32.1		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, President and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer (furnished herewith).
101	.INS	XBRL Instance Document*
101	.SCH	XBRL Schema Document*
101	.CAL	XBRL Calculation Linkbase Document*
101	.LAB	XBRL Label Linkbase Document*
101	.PRE	XBRL Presentation Linkbase Document*
101	.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ Anthony G. Petrello
Anthony G. Petrello
President and Chief Executive Officer

By:	/s/ R. Clark Wood
R. Clark Wood
Principal Accounting and
Financial Officer

Date: November 9, 2011