Form 10-K
period 2011-12-31
NABORS INDUSTRIES LTD
filed 2012-02-29
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to

Commission File Number 001-32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda	980363970
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Crown House Second Floor 4 Par-la-Ville Road Hamilton, HM08 Bermuda	N/A
(Address of principal executive offices)	(Zip Code)

(441) 292-1510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common shares, $.001 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☑        NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐        NO  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑        NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    YES  ☑        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐        NO  ☑

The aggregate market value of the 265,089,538 common shares, par value $.001 per share, held by non-affiliates of the registrant, based upon the closing price of our common shares as of the last business day of our most recently completed second fiscal quarter, June 30, 2011, of $24.64 per share as reported on the New York Stock Exchange, was $6,531,806,216. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares, par value $.001 per share, outstanding as of February 24, 2012 was 288,679,432.

DOCUMENTS INCORPORATED BY REFERENCE (to the extent indicated herein)

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2012 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2011

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

You should consider the following key factors when evaluating these forward-looking statements:

•	fluctuations in worldwide prices of and demand for natural gas and oil;

•	fluctuations in levels of natural gas and oil exploration and development activities;

•	fluctuations in the demand for our services;

•	the existence of competitors, technological changes and developments in the oilfield services industry;

•	the existence of operating risks inherent in the oilfield services industry;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility of political instability, war or acts of terrorism; and

•	general economic conditions including the capital and credit markets.

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

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”).

PART I

ITEM 1.	BUSINESS

Introduction

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•

We actively market approximately 499 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Middle East, the Far East, the South Pacific, Russia and Africa.

•	We actively market approximately 581 rigs for land well-servicing and workover work in the United States and approximately 174 rigs for land well-servicing and workover work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 39 platform, 12 jackup and four barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•	We provide hydraulic fracturing, cementing, nitrogen and acid pressure pumping services with over 730,000 hydraulic horsepower in key basins throughout the United States and Canada.

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

•

We have invested in oil and gas exploration, development and production activities through both our wholly owned subsidiaries and our oil and gas joint ventures in which we hold 49-50% ownership interests.

Nabors was formed as a Bermuda exempted company on December 11, 2001. Through predecessors and acquired entities, Nabors has been continuously operating in the drilling sector since the early 1900s. Our principal executive offices are located at Crown House, 4 Par-la-Ville Road, Second Floor, Hamilton, HM08, Bermuda, and our phone number there is (441) 292-1510.

Our Rig Fleet

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

•

Jackup Rigs.     Jackup rigs are mobile, self-elevating drilling and workover platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Many of our jackup rigs are of cantilever design — a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over adjacent, fixed platforms. Nabors’ shallow workover jackup rigs generally are subject to a maximum water depth of approximately 125 feet, while some of our jackup rigs may drill in water depths as shallow as 13 feet. Nabors also has deeper water jackup rigs that are capable of drilling at depths between eight feet and 150 to 250 feet. The water depth limit of a particular rig is determined by the length of its legs and by the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs with the hull floating. The rig is then towed to the new drilling site.

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

Types of Drilling Contracts

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

Pressure Pumping Services

We provide a wide range of wellsite solutions to oil and natural gas companies, consisting primarily of technical pumping services, including hydraulic fracturing, a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and oil production, and down-hole surveying services. Other technical services include completion, production and rental tool services. Additionally, we provide fluid logistics services, including those related to the transportation, storage and disposal of fluids that are used in the drilling, development and production of hydrocarbons.

During the year ended December 31, 2011 approximately 2.9% of revenues from our Pressure Pumping operating segment came from a Nabors’ consolidated entity and an unconsolidated Nabors affiliate. Our proportionate share of any profits resulting from sales to affiliates were eliminated in consolidation.

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

Oil and Gas Investments

In our Oil and Gas operating segment, we have invested in oil and gas exploration, development and production operations in the United States, Canada and Colombia.

During 2007, three joint ventures were formed for operations in these areas. Our joint venture in Canada was dissolved in June 2011, and our joint venture in Colombia monetized its assets during 2011. In addition, we hold a 49.7% ownership interest in a U.S. entity, NFR Energy LLC (“NFR Energy”). We account for these investments using the equity method of accounting. Our joint ventures pursue development and exploration projects with both existing Nabors customers and other operators in a variety of forms, including operated and non-operated working interests, joint ventures, farm-outs and acquisitions. Our oil and gas exploration, development and production operations have focused on the exploration for and the acquisition, development and production of natural gas, oil and natural gas liquids in Alaska, Arkansas, California, Louisiana, Oklahoma, Mississippi, Montana, North Dakota, Texas, Utah and Wyoming. Outside of the United States, we own or have interests in the Canadian provinces of Alberta and British Columbia and in Colombia.

During the fourth quarter of 2011, we announced our intention to dispose of a significant portion of our oil and gas investment portfolio. In addition to the sales of certain of our oil and gas assets in Colombia during 2011, we sold our working interest in the Cat Canyon and West Cat Canyon fields in Santa Barbara County, California.

Additional information about our oil and gas activities can be found in Part II, Item 2. — Properties and Item 8. — Notes — 4 Discontinued Operations and 24 — Supplemental Information on Oil and Gas Exploration and Production Activities.

Other Services

Canrig Drilling Technology Ltd., our drilling technologies and well services subsidiary, manufactures top drives, which are installed on both onshore and offshore drilling rigs. We market our top drives throughout the world. We rent top drives and catwalks, and provide installation, repair and maintenance services to our customers. We also offer rig instrumentation equipment, including proprietary RIGWATCHTM software and computerized equipment that monitors a rig’s real-time performance. Our ROCKITTM directional drilling system is experiencing high growth in the marketplace. In addition, we specialize in daily reporting software for drilling operations, making this data available through the internet. We also provide mudlogging services. Canrig Drilling Technology Canada Ltd., one of our Canadian subsidiaries, manufactures catwalks which are installed on both onshore and offshore drilling rigs. Ryan Directional Services, Inc., another one of our subsidiaries, manufactures and sells directional drilling and rig instrumentation equipment and provides data collection services to oil and gas exploration and service companies. Peak Oilfield Service Company (“Peak”), one of our subsidiaries in Alaska, provides heavy equipment to move drilling rigs, water, other fluids and construction materials, primarily on Alaska’s North Slope and in the Cook Inlet region. Peak also provides construction and maintenance for ice roads, pads, facilities, equipment, drill sites and pipelines. Nabors also has a 50%

membership interest in Alaska Interstate Construction, L.L.C., a general contractor involved in the construction of roads, bridges, dams, drill sites and other facility sites, as well as the provision of mining support in Alaska; the other member of Alaska Interstate Construction, L.L.C. is a subsidiary of Cook Inlet Region, Inc. Revenues are derived from services to companies engaged in mining and public works.

Our Customers

Our customers include major oil and gas companies, national oil and gas companies and independent oil and gas companies. No customer accounted for more than 10% of our consolidated revenues in 2011 or 2010.

Our Employees

As of December 31, 2011, we employed approximately 26,080 people, of whom approximately 2,666 were employed by unconsolidated affiliates. We believe our relationship with our employees is generally good.

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

Industry/Competitive Conditions

To a large degree, our businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of natural gas or oil could have a material impact on the exploration, development and production activities of our customers and could materially affect our financial position, results of operations and cash flows. See Part I, Item 1A. — Risk Factors — Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.

Our industry remains competitive. The number of available rigs exceeds demand in many of our markets, resulting in strong price competition. Many rigs can be readily moved from one region to another in response to changes in levels of activity, which may result in an oversupply of rigs in those areas. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. The land drilling, workover, pressure pumping and well-servicing market is generally more competitive than the offshore market due to the larger number of rigs and market participants.

From 2005 through most of 2008, demand was strong for drilling services driven by a sustained increase in the level of commodity prices; supply of and demand for land drilling services were largely in balance in the

United States and other markets, with demand actually exceeding supply in some of our markets. This resulted in an increase in rates being charged for rigs across our North American, Offshore and International markets. In late 2008, falling oil prices and the declines in natural gas prices forced a curtailment of drilling-related expenditures by many companies and resulted in an oversupply of rigs in the markets where we operate. During 2009 and the first half of 2010, this continued decline in drilling and related activity impacted our key markets. In the latter half of 2010 and during 2011, gas prices remained depressed, while oil prices steadily rose, which increased demand for our drilling and well-servicing activities in North America as the market shifted to oil-and liquids-rich shale plays. Gas prices are likely to remain weak throughout 2012, principally due to a warm winter exacerbated by increasing supply attributable to rigs associated with the increased oil- and liquids-rich production. Our International markets were much slower to respond to the improving oil prices of 2010 and early 2011 and were further dampened when we renewed three of the four expiring contracts relating to our Arabian Gulf jackup rigs at lower rates due to a more competitive market. Our International markets are improving, and the deployment of several large projects and other rigs returning to work should improve results in 2012.

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

Certain competitors are present in more than one of our operating regions, although no one competitor operates in all of these areas. In the U.S. Lower 48 states, we compete with Helmerich and Payne, Inc. and Patterson-UTI Energy, Inc., and several hundred other competitors with national, regional or local rig operations. In our U.S. Land Well-servicing operating segment, we compete with Basic Energy Services, Inc., Key Energy Services, Inc., Complete Energy Services, Inc., Forbes Energy Services Ltd. and numerous other competitors having smaller regional or local rig operations. In Canada and U.S. Offshore, we compete with many firms of varying size, several of which have more significant operations in those areas than Nabors. Elsewhere, we compete directly with various contractors at each location where we operate. Our Pressure Pumping operating segment competes with small and mid-sized independent contractors, as well as major oilfield services companies with operations outside of the United States. We believe that the market for land drilling, well-servicing and workover and pressure pumping contracts will continue to be competitive for the foreseeable future.

Our other operating segments represent a relatively smaller part of our business, and we have numerous competitors in each area. Our Canrig Drilling Technology Ltd. subsidiary is one of the three major manufacturers of top drives. Its largest competitors in that market are National Oilwell Varco, Inc. and Tesco Corporation. Its largest competitors in the manufacture of rig instrumentation systems are Pason Systems Inc. and National Oilwell Varco’s Totco subsidiary. Mudlogging services are provided by a number of entities that serve the oil and gas industry on a regional basis. In the U.S. Lower 48 states, there are hundreds of rig transportation companies in each of our operating regions. In Alaska, Peak principally competes with CH2M_Hill for drilling support services. Other competitors include ASR Energy Services and Alaska Frontier Constructors. Peak is one of the premier ice road contractors with the largest fleet of all terrain vehicles used during the winter exploration months. Alaska Interstate Construction principally competes with large general contractors, including Granite Construction Company and Quality Asphalt Paving & Sealcoating Inc. on public works projects and Alaska Frontier Constructors, ASRC and CH2M_Hill on resource development projects.

Our Business Strategy

Our strategy is to position Nabors to grow and prosper when market conditions are good and to mitigate adverse effects when market conditions are bad. We have maintained a financial posture that allows us to capitalize on market weakness and strength by adding to our business base, thereby enhancing our upside potential. The principal elements of our strategy to build shareholder value are to:

•	Maintain a strong and flexible balance sheet;

•	Take advantage of opportunities as they arise;

•	Leverage our global infrastructure;

•	Achieve superior health, safety and environmental performance;

•	Achieve superior operational performance;

•	Focus on delivering value-added services to our customers;

•	Enhance and leverage our technology position; and

•	Achieve returns well above our cost of capital.

Beginning in 2005, we took advantage of the robust rig market in the United States and elsewhere to obtain a high volume of contracts for newly constructed rigs. A large portion of these rigs are subject to long-term contracts with creditworthy customers with the most significant impact occurring in our U.S. Lower 48 Land operations. This will not only expand our operations with the latest state-of-the-art rigs, which should better weather downturns in market activity, but eventually replace the oldest and least capable rigs in our existing fleet. However, this positive trend in the rig market slowed in the fourth quarter of 2008 and throughout the first half of 2010 due to the continued steady decline in natural gas and oil prices. As a result of lower commodity prices, many of our customers’ drilling programs were reduced and the demand for additional rigs was substantially reduced. In the latter half of 2010, commodity prices strengthened and our drilling activity improved. During 2011, oil commodity prices steadily rose and the related impact on demand for our drilling and well-servicing activities increased especially in the oil- and liquids-rich shale plays. We believe the deployment of our newer and higher-margin rigs under long-term contracts enhances our competitive position as market conditions improve.

Our current focus is to improve flexibility in our balance sheet, increase earnings and reduce our net debt. We are evaluating each business line for its strategic fit, execution effectiveness and return hurdles. In addition, we are:

•	Emphasizing term contracts and execution in core businesses;

•	Imposing higher hurdles for new projects;

•	Optimizing intra-company synergies and technological advancements;

•	Improving capital allocation and return on capital expenditures; and

•	Monetizing nonperforming and nonstrategic assets.

Acquisitions and Divestitures

We have grown from a land drilling business centered in the U.S. Lower 48 states, Canada and Alaska to an international business with operations on land and offshore in many of the major oil and gas markets in the world. At the beginning of 1990, our fleet consisted of 44 actively marketed land drilling rigs in Canada, Alaska and in various international markets. Today, our worldwide fleet of actively marketed rigs consists of 499 land drilling rigs, 755 rigs for land well-servicing and workover work in the United States and Canada, offshore platform rigs, jackup units, barge rigs and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions. Although Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition opportunities will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.

As noted above, we may sell a subsidiary or group of assets outside of our core markets or business if it is strategically or economically advantageous for us to do so.

Acquisitions

In September 2010, we acquired through a tender offer and merger all of the outstanding common stock of Superior Well Services, Inc. (“Superior”) at a cash purchase price of $22.12 per share, or approximately $681.3 million in the aggregate. The purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The excess of the purchase price over such fair values was $335.0 million and was recorded as goodwill. Superior provides a wide range of wellsite solutions to oil and natural gas companies, primarily technical pumping services and down-hole surveying services.

On December 31, 2010, we purchased the business of Energy Contractors LLC (“Energy Contractors”) for a total cash purchase price of $53.4 million. The assets were comprised of vehicles and rig equipment and are included in our U.S. Land Well-servicing operating segment. The purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair value estimates as of December 31, 2010. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill in the amount of $4.2 million.

In June 2011, the equity owners of Stone Mountain Venture Partnership (“SMVP”) dissolved the partnership in Canada, and a proportionate share of the assets and liabilities were conveyed to us in exchange for our ownership interest. The assets are presented as held for sale and the operating results in discontinued operations for all periods presented.

On July 31, 2011, we paid $65 million in cash to acquire the remaining 50 percent equity interest of Peak, making it a wholly owned subsidiary on this date. Previously, we held a 50 percent equity interest with a carrying value of $38.1 million that we had accounted for as an equity method investment. As a result of the acquisition, we consolidated the assets and liabilities of Peak during the third quarter of 2011 based on their respective fair values. The excess of the estimated fair value of the assets and liabilities over the net carrying value of our previously held equity interest resulted in a gain of $13.1 million and is reflected in losses (gains) on sales and retirements of long-lived assets and other expense (income) for the year ended December 31, 2011.

Divestitures

On August 8, 2007, we sold our Sea Mar business which had previously been included in Other Operating Segments. The assets included 20 offshore supply vessels and related assets, including a right under a vessel construction contract. The operating results of this business for years ended December 31, 2007 and before are accounted for as discontinued operations.

On April 28, 2011, we sold some of our wholly owned oil and gas assets, previously included in our oil and gas operating segment, in Colombia. We received proceeds of $89.2 million from this sale and recognized a gain of approximately $39.6 million.

During the second quarter of 2011, our unconsolidated oil and gas joint venture, Remora Energy International LP (“Remora”), completed sales of its oil and gas assets in Colombia. Remora received gross proceeds of approximately $333.1 million from these sales and made cash distributions to us in the amount of $143.0 million with a final distribution expected upon dissolution of the joint venture.

On December 14, 2011, we sold our 25% working interest in the Cat Canyon and West Cat Canyon fields in Santa Barbara County, California. We received proceeds of approximately $71.6 million from the sale and a commitment from the purchaser to continue utilizing our rigs. We recognized a gain of approximately $7.2 million. These assets were previously included in our oil and gas operating segment.

The accompanying consolidated statements of income (loss) and notes to the consolidated financial statements have been updated to retroactively reclassify the operating results of the divested assets as discontinued operations for all periods presented. See Note 4 — Discontinued Operations for additional discussion in Part II, Item 8. — Financial Statements and Supplementary Data.

Environmental Compliance

We do not currently anticipate that compliance with currently applicable environmental regulations and controls will significantly change our competitive position, capital spending or earnings during 2012. We believe we are in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental laws and regulations applicable to our operations, see Part I, Item 1A. — Risk Factors — Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect Nabors’ results of operations.

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

Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability

Our operations depend on the level of spending by oil and gas companies for exploration, development and production activities. Both short-term and long-term trends in oil and natural gas prices affect these levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, can be highly volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, affect both the demand for, and the supply of, oil and natural gas. Weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand, the availability of pipeline capacity, and other factors beyond our control may also affect the supply of and demand for oil and natural gas. Volatility in oil and natural gas prices is likely to continue in the foreseeable future, especially given the general contraction in the world’s economy that began during 2008. We believe that any prolonged suppression of oil and natural gas prices could continue to depress the level of exploration and production activity, which could result in a corresponding decline in demand for our services. Lower oil and natural gas prices have also caused some of our customers to seek to terminate, renegotiate or fail to honor our drilling contracts and affected the fair market value of our rig fleet, which in turn has resulted in impairments of our assets. A sustained or further decline in oil and natural gas prices could adversely impact our cash forecast models used to determine whether the carrying value of our long-lived assets exceed our future cash flows, which could result in future impairment to our long-lived assets. A prolonged period of lower oil and natural gas prices could affect our ability to retain skilled rig personnel and affect our ability to access capital to finance and grow our business. There can be no assurances as to the future level of demand for our services or future conditions in the oil and natural gas and oilfield services industries.

Uncertain or negative global economic conditions could continue to adversely affect our results of operations

The substantial volatility and extended declines in oil and natural gas prices in recent years in response to a weakened global economic environment have adversely affected our results of operations. In addition, economic conditions have resulted in substantial uncertainty in the capital markets and both access to and terms of available financing. During 2009 through the first half of 2010, many of our customers curtailed their drilling programs, which, in many cases, resulted in a decrease in demand for drilling rigs and a reduction in dayrates and utilization. Additionally, some customers terminated drilling contracts prior to the expiration of their terms. A prolonged period of lower oil and natural gas prices could continue to impact our industry and our business, including our future operating results and the ability to recover our assets, including goodwill, at their stated values. In addition, some of our customers could experience an inability to pay suppliers, including us, in the event they are unable to access the capital markets to fund their business operations. Likewise, our suppliers may be unable to sustain their current level of operations, fulfill their commitments and/or fund future operations and obligations. Each of these could adversely affect our operations.

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

We have a substantial amount of debt outstanding

As of December 31, 2011, we had long-term debt outstanding of approximately $4.6 billion, including $275.3 million in current maturities, and cash and cash equivalents and short-term investments of $539.5 million. Our ability to service our debt obligations depends in large part upon the level of cash flows generated by our subsidiaries’ operations, possible dispositions of non-core assets, availability under our unsecured revolving credit facilities and our ability to access the capital markets. As of December 31, 2011, we had $540 million available under revolving credit facilities. We calculate our leverage in relation to capital (i.e., shareholders’ equity) utilizing two commonly used ratios:

•

Gross funded debt to capital, which is calculated by dividing (x) funded debt by (y) funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Funded debt is the sum of (1) short-term borrowings, (2) the current portions of long-term debt and (3) long-term debt; and

•

Net funded debt to capital, which is calculated by dividing (x) net funded debt by (y) net funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Net funded debt is funded debt minus the sum of cash and cash equivalents and short-term investments.

At December 31, 2011, our gross funded debt to capital ratio was 0.43:1 and our net funded debt to capital ratio was 0.40:1.

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

The profitability of our operations could be adversely affected by war, civil disturbance, or political or economic turmoil, fluctuation in currency exchange rates and local import and export controls

We derive a significant portion of our business from global markets, including major operations in Canada, South America, Mexico, the Middle East, the Far East, the South Pacific, Russia and Africa. These operations are subject to various risks, including the risk of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. In some countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. We are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

The loss of key executives could reduce our competitiveness and prospects for future success

The successful execution of our strategies central to our future success will depend, in part, on a few of our key executive officers. We have an employment agreement with our Deputy Chairman, President and Chief

Executive Officer, Anthony G. Petrello, with a term through March 30, 2014. If Mr. Petrello’s employment is terminated in the event of death or disability, the Company will make a cash payment of $50 million; or in the event of termination without cause or in the event of a change in control, the Company will make a cash payment based on a formula of three times the average of his base salary and annual bonus paid during the three fiscal years preceding the termination. We do not carry significant amounts of key man insurance. The loss of Mr. Petrello could have an adverse effect on our financial condition or results of operations.

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

In October 2009, the EPA enacted rules requiring the reporting of greenhouse gas emissions from large sources and suppliers in the United States. In November 2010, the EPA expanded these rules to include offshore oil and natural gas production and onshore oil and natural gas production, processing, transmission, storage and distribution facilities beginning in 2012 for emissions occurring in 2011. The enactment of such hazardous waste legislation or future or more stringent regulation of greenhouse gases could dramatically increase operating costs for oil and natural gas companies and could reduce the market for our services by making many wells and/or oilfields uneconomical to operate.

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

Future price declines may result in a writedown of our oil and gas asset carrying values

Our wholly owned oil and gas investment portfolio and our unconsolidated ownership interest in Remora is reflected in assets held for sale. Historically, our proved and unproved properties have been reviewed for impairment of the carrying value based on the successful efforts method of accounting for oil and gas properties; any impairment was expensed in that period. Our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, utilize the full-cost method of accounting for costs related to oil and natural gas properties.

The estimated fair value of our proved reserves generally declines when there is a significant and sustained decline in oil and natural gas prices. Any sustained further decline in oil and natural gas prices or reserve quantities could require further writedown of the value of our proved oil and gas properties or our ownership interests in unconsolidated affiliates if the estimated fair value of these properties falls below their net book value, which could cause other future writedowns of capitalized costs and asset impairments that could adversely affect our results of operations.

Significant exercises of stock options could adversely affect the market price of our common shares

As of February 24, 2012, we had 800,000,000 authorized common shares, of which 318,092,267 shares were outstanding. In addition, 39,129,225 common shares were reserved for issuance pursuant to stock option and employee benefit plans. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options (and, where applicable, sales pursuant to Rule 144 under the Securities Act), would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

Provisions in our organizational documents and executive contracts may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium

The Board of Directors has the authority to issue a significant number of common shares and up to 25,000,000 preferred shares, as well as to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without any vote or action by the holders of our common shares. In addition, our Board of Directors is divided into three classes, with each class serving a staggered three-year term. Although we have announced plans to declassify the Board, its current structure, as well as its ability to issue preferred shares, may discourage, delay or prevent changes in control of Nabors that are not supported by the Board, thereby preventing some of our shareholders from realizing a premium on their shares.

We have an employment agreement with our Deputy Chairman, President and Chief Executive Officer, Anthony G. Petrello. The agreement has a change-in-control provision that could result in a significant cash payment to Mr. Petrello.

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

Nabors’ principal executive offices are located in Hamilton, Bermuda. We own or lease executive and administrative office space in Dubai in the United Arab Emirates; Anchorage, Alaska; Calgary, Canada; Indiana, Pennsylvania and Houston, Texas.

Many of the international drilling rigs and some of the Alaska rigs in our fleet are supported by mobile camps which house the drilling crews and a significant inventory of spare parts and supplies. In addition, we own various trucks, forklifts, cranes, earth-moving and other construction and transportation equipment, which are used to support our operations. We also own or lease a number of facilities and storage yards used in support of operations in each of our geographic markets.

Nabors and its subsidiaries own certain mineral interests in connection with their investing and operating activities. The operations of our Oil and Gas operating segment focus on the exploration for and the acquisition, development and production of natural gas, oil and natural gas liquids in the United States, the Canada provinces of Alberta and British Columbia, and Colombia.

Our Oil and Gas operating segment includes our wholly owned oil and gas assets and our unconsolidated oil and gas joint ventures. In December 2008, the SEC revised oil and gas reporting disclosures, which clarified that we should consider our equity-method investments when determining whether we have significant oil and gas activities beginning in 2009. A one-year deferral of the disclosure requirements was allowed if an entity became subject to the requirements because of the change to the definition of significant oil and gas activities. When operating results from our wholly owned oil and gas activities were considered with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, we determined that we had significant oil and gas activities under the new definition at December 31, 2009. Accordingly after the one-year deferral, we began presenting the information with regard to our oil and gas producing activities for the year ended December 31, 2010.

The estimates of net proved oil and gas reserves as of December 31, 2011 were based on reserve reports prepared by independent petroleum engineers. AJM Deloitte prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Canada. Miller and Lents, Ltd. prepared reports of estimated proved oil and gas reserves for both our wholly owned assets and our U.S. joint venture’s interests in natural gas and oil properties located in the United States. Cawley, Gillespie & Associates, Inc. prepared reports of estimated proved oil reserves for wholly owned assets located in the Eagle Ford Shale and Giddings field in Grimes County, Texas.

The estimates of net proved oil and gas reserves as of December 31, 2010 were based on reserve reports prepared by the following independent petroleum engineers. AJM Petroleum Consultants prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Canada. Miller and Lents, Ltd. prepared reports of estimated proved oil and gas reserves for both our wholly owned assets and our U.S. joint venture’s interests in natural gas and oil properties located in the United States. Netherland, Sewell & Associates, Inc., prepared reports of estimated proved oil reserves for certain properties located in the Cat Canyon and West Cat Canyon fields in Santa Barbara County, California. Lonquist & Co., LLC prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Colombia.

Summary of Oil and Gas Reserves

The table below summarizes the proved reserves in each geographic area and by product type for our wholly owned subsidiaries and our proportionate interests in our equity companies. We report proved reserves on the basis of the average of the first-day-of-the-month price for each month during the last 12-month period. Estimates of volumes of proved reserves of natural gas at year end are expressed in billions of cubic feet of natural gas (“Bcf”) at a pressure base of 14.73 pounds per square inch for natural gas and in millions of barrels (“MMBbls”) for oil and natural gas liquids.

For our wholly owned properties in the United States and the properties of our unconsolidated U.S. joint venture, the prices used in the reserve reports were $4.12 per thousand cubic feet of natural gas (“Mcf”) for the 12-month average of natural gas, $57.71 per barrel for natural gas liquids and $96.19 per barrel for oil at December 31, 2011. For our wholly owned properties in Canada, the price used in our reserve reports was $3.85 per mcf for the 12-month average of natural gas at December 31, 2011.

No major discovery or other favorable or adverse event has occurred since December 31, 2011, that would cause a significant change in the estimated proved reserves as of that date.

	Reserves
Reserve category	Liquids (MMBbls)		Natural Gas (Bcf)
As of December 31, 2011:
Proved
Developed
Consolidated Subsidiaries
United States	.9	(2)	13.6
Canada	—		8.2
Colombia	—		—

Total Consolidated	.9		21.8
Equity Companies(1)
United States	6.3		256.4	(3)
Canada	—		—	(4)
Colombia	—	(5)	—

Total Equity Companies	6.3		256.4

Total Developed	7.2		278.2
Undeveloped
Consolidated Subsidiaries
United States	.9		3.3
Canada	—		—
Colombia	—		—

Total Consolidated	.9		3.3
Equity Companies(1)
United States	9.6		326.1
Canada	—		—
Colombia	—		—

Total Equity Companies	9.6		326.1

Total Undeveloped	10.5		329.4

Total Proved	17.7		607.6

As of December 31, 2010:
Proved
Developed
Consolidated Subsidiaries
United States	2.7	(2)	17.1
Canada	—		5.5
Colombia	1.6		—

Total Consolidated	4.3		22.6
Equity Companies(1)
United States	3.0		147.1
Canada	—		5.2
Colombia	0.5		—

Total Equity Companies	3.5		152.3

Total Developed	7.8		174.9
Undeveloped
Consolidated Subsidiaries
United States	18.5		2.7
Canada	—		—
Colombia	0.4		—

Total Consolidated	18.9		2.7
Equity Companies(1)
United States	4.9		405.7
Canada	—		—
Colombia	1.4		—

Total Equity Companies	6.3		405.7

Total Undeveloped	25.2		408.4

Total Proved	33.0		583.3

(1)	Represents our proportionate interests in our equity companies.

(2)	On December 14, 2011, we sold our 25% working interest in the Cat Canyon and West Cat Canyon fields in Santa Barbara County, California. We received approximately $71.6 million in cash from the sale. During 2010, we purchased our 25% working interest and at December 31, 2010, proved reserves in Cat Canyon were estimated at 20.8 MMBbls.

(3)	Relates to acquisitions of properties with 360.4 Bcfe and drilling of non-proved properties of 122.2 Bcfe. In addition, negative revisions of 384 Bcfe were noted primarily resulting from proved undeveloped reserves being reclassified to non-proved status in accordance with the SEC five-year guidance for recording proved reserves.

(4)	Relates to SMVP that was dissolved in June 2011, and of proved reserves of 4.8 Bcfe that was exchanged for our ownership interest.

(5)	Relates to the sale of Remora’s assets which resulted in a decrease in proved reserves of 9.5 Bcfe.

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

Technologies Used in Establishing Proved Reserves Additions in 2011

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

Proved Undeveloped Reserves

At December 31, 2011, approximately 392 billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil or natural gas liquids, (“Bcfe”) of our proved reserves were classified as proved undeveloped, which represented 55% of the 714 Bcfe reported in proved reserves. This amount is inclusive of both consolidated subsidiaries and equity company reserves. At December 31, 2011, our wholly owned reserves are reported as assets held for sale. Our unconsolidated U.S. joint venture only adds PUDs that will be developed within a five-year time horizon. Progress was made in converting proved undeveloped reserves into proved developed reserves in 2011. During 2011, we completed development work that resulted in the transfer of approximately 63.047 Bcfe from proved undeveloped to proved developed reserves. We spent approximately $.4 million and our unconsolidated U.S. joint venture provided approximately $89 million associated with the development of PUDs in 2011.

Oil and Gas Production, Production Prices and Production Costs

Oil and Gas Production

The table below summarizes production by final product sold, average production sales price and average production cost, each by geographic area for the years ended December 31, 2011 and 2010. Production costs are costs to operate and maintain our wells and related equipment and include the cost of labor, well-service and repair, location maintenance, power and fuel, transportation, cost of product, property taxes and production-related general and administrative costs.

	United States			Canada		Colombia			Total
	Liquids (MMBbls)	Natural Gas (Bcf)		Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)		Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
As of December 31, 2011:
Oil and natural gas liquids production
Consolidated Subsidiaries	.140	2.944		—	2.117	.111		.011	.251	5.072

Equity Companies(1)	.409	18.634		—	.380	.316		—	.725	19.014
Average production sales prices:
Consolidated Subsidiaries	$88.94	$4.09		$—	$3.33	$111.57		$5.00	$98.91	$3.77

Equity Companies(1)	$58.16	$4.03		$—	$3.48	$84.47		$—	$69.63	$4.02
Average production costs ($/bce):
Consolidated Subsidiaries		$3.35/Mcfe	(2)		$12.96/Mcfe	$32.98/Boe	(2)

Equity Companies(1)		$1.32/Mcfe			$11.99/Mcfe	$33.49/Boe
As of December 31, 2010:
Oil and natural gas liquids production
Consolidated Subsidiaries	.073	3.533		—	3.058	.230		—	.303	6.591

Equity Companies(1)	.249	12.338		—	1.535	.273		—	.522	13.873
Average production sales prices:
Consolidated Subsidiaries	$63.77	$4.19		$—	$3.69	$72.25		$—	$70.19	$2.71

Equity Companies(1)	$74.86	$4.43		$—	$3.93	$73.90		$—	$58.59	$4.11
Average production costs ($/bce):
Consolidated Subsidiaries		$2.14/Mcfe			$2.60/Mcfe	$34.42Bboe

Equity Companies(1)		$1.33/Mcfe			$5.89/Mcfe	$33.60/Boe

(1)	Represents our proportionate interests in our equity companies.

(2)	Reflects the thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil or natural gas liquids, or as “Mcfe” and reflects the barrel of oil equivalent or as “Boe”.

Drilling and Other Exploratory and Development Activities

During 2011 and 2010, our drilling program focused on proven and emerging oil and natural gas basins in the United States. Our drilling program includes development activities with properties located in the United States, Canada and Colombia that are being actively marketed. The following tables provide the number of oil and gas wells completed during 2011 and 2010.

Number of Net Productive and Exploratory Wells Drilled

	Net Productive Exploratory Wells Drilled	Net Dry Exploratory Wells Drilled
For the year ended December 31, 2011:
Consolidated Subsidiaries
United States	5.14	3.63
Canada	3.00	4.00
Colombia	—	—

Total Consolidated	8.14	7.63

Equity Companies(1)
United States	—	—
Canada	—	—
Colombia	—	—

Total Equity Companies	—	—

For the year ended December 31, 2010:
Consolidated Subsidiaries
United States	1.9	—
Canada	—	—
Colombia	4.2	—

Total Consolidated	6.1	—

Equity Companies(1)
United States	0.9	—
Canada	—	—
Colombia	3.3	2.1

Total Equity Companies	4.2	2.1

(1)	Represents our proportionate interests in our equity companies.

	Net Productive Development Wells Drilled	Net Dry Development Wells Drilled
For the year ended December 31, 2011:
Consolidated Subsidiaries
United States	2.04	3.28
Canada	—	—
Colombia	2.00	1.40

Total Consolidated	4.04	4.68

Equity Companies(1)
United States	10.45	—
Canada	—	—
Colombia	—	—

Total Equity Companies	10.45	—

For the year ended December 31, 2010:
Consolidated Subsidiaries
United States	1.2	0.1
Canada	—	—
Colombia	—	—

Total Consolidated	1.2	0.1

Equity Companies(1)
United States	9.5	—
Canada	—	—
Colombia	1.6	—

Total Equity Companies	11.1	—

(1)	Represents our proportionate interests in our equity companies.

Present Activities

The following table provides the number of wells in the process of drilling as of December 31, 2011.

Wells Drilling

	United States		Canada		Colombia		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Consolidated Subsidiaries	13.00	4.11	—	—	—	—	13.00	4.11
Equity Companies(1)	10.45	10.45	—	—	—	—	10.45	10.45

(1)	Represents our proportionate interests in our equity companies.

Oil and Gas Properties, Wells, Operations and Acreage

Gross and Net Productive Wells

	For the year ended December 31, 2011
	Gross	Net
Consolidated Subsidiaries
United States	419.0	48.9
Canada	7.0	7.0
Colombia	3.0	1.5

Total Consolidated	429.0	57.4

Equity Companies(1)
United States	537.1	408.7
Canada	—	—
Colombia	—	—

Total Equity Companies	537.1	408.7

(1)	Represents our proportionate interests in our equity companies.

Gross and Net Developed Acreage

	December 31, 2011
	United States		Canada		Colombia		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Consolidated Subsidiaries	201,414	26,577	5,197	4,877	—	—	206,611	31,454
Equity Companies(1)	225,743	123,896	—	—	—	—	225,743	124,394

(1)	Represents our proportionate interests in our equity companies.

Gross and Net Undeveloped Acreage

	December 31, 2011
	United States		Canada		Colombia		Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Consolidated Subsidiaries	586,701	202,187	50,673	44,402	581,450	280,946	1,218,824	527,535
Equity Companies(1)	368,767	189,002	—	—	—	—	368,767	189,002

(1)	Represents our proportionate interests in our equity companies.

Lease Expirations of Net Acreage

	United States			Canada			Colombia
	2012	2013	2014	2012	2013	2014	2012	2013	2014
Consolidated Subsidiaries(2)	36,327	16,811	11,749	12,517	—	—	—	—	—
Equity Companies(1)(3)	33,916	57,251	26,036	—	—	—	—	—	—

(1)	Represents our proportionate interests in our equity companies.

(2)	The carrying value of leases at December 31, 2011 was approximately $105.8 million.

(3)	The carrying value of our proportionate share of leases at December 31, 2011 was approximately $103.7 million.

Although our drilling program includes development activities with properties that are being actively marketed, we plan to continue the terms of some of these licenses and concession areas through operational or administrative actions. We believe the amount of undeveloped acreage that will be abandoned or lease allowed to expire at the end of the lease term is immaterial to our operations.

Additional information about our properties can be found in Notes 2 — Summary of Significant Accounting Policies, 9 — Property, Plant and Equipment (each, under the caption Property, Plant and Equipment), 18 — Commitments and Contingencies (under the caption Operating Leases), and 24 — Supplemental Information on Oil and Gas Exploration and Production Activities in Part II, Item 8. — Financial Statements and Supplementary Data. The revenues and property, plant and equipment by geographic area for the years ended December 31, 2011, 2010 and 2009, can be found in Note 22 — Segment Information. A description of our rig fleet is included under the caption Introduction in Part I, Item 1. — Business.

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

A court in Algeria entered a judgment of approximately $19.7 million against us related to alleged customs infractions in 2009. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment is excessive. We have asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. In November 2011, we received a notice from the Algeria Supreme Court that a decision is expected in March 2012. If we are ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $19.7 million.

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

Nabors Industries Ltd. and its Board of Directors have been sued by purported shareholders in three separate shareholder’s derivative lawsuits filed in federal and state court in Houston, Texas. The cases were filed on November 18, 2011, January 9, 2012, and November 30, 2011, and are pending, respectively, before Judges Ewing Werlein and Gray Miller in the United States Southern District of Texas, Houston Division, and Judge Mike Miller of the 11th Judicial District Court of Harris County, Texas. The case filed on January 9, 2012 was voluntarily dismissed on January 31, 2012. The other cases remain pending. The allegations of each lawsuit were substantially similar, alleging that the members of the Board breached their fiduciary duties to the Company, wasted corporate assets, and committed oppressive conduct against the shareholders by agreeing to and/or acquiescing in certain compensation arrangements with two senior officers of the Company, Eugene M. Isenberg and Anthony G. Petrello. The remaining lawsuits seek relief that includes an award of monetary damages in an unspecified amount, disgorgement by Messrs. Isenberg and Petrello of allegedly excessive compensation in an unspecified amount of at least $90 million, and equitable relief to reform Nabors’ compensation practices. The ultimate outcome of these lawsuits cannot be determined at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index and the Dow Jones Oil Equipment and Services Index. Total return assumes $100 invested on December 31, 2006 in shares of Nabors, the S&P 500 Index, and the Dow Jones Oil Equipment and Services Index. It also assumes reinvestment of dividends and is calculated at the end of each calendar year, December 31, 2007 — 2011.

	2007	2008	2009	2010	2011
Nabors Industries Ltd.	92	40	74	79	58
S&P 500 Index	105	66	84	97	99
Dow Jones Oil Equipment and Services Index	145	59	97	124	109

Market and Share Prices

Our common shares are traded on the New York Stock Exchange under the symbol “NBR”. At February 24, 2012, there were approximately 1,427 shareholders of record. We have not paid any cash dividends on our common shares since 1982 and currently have no intentions to do so. However, we can give no assurance that we will not reevaluate our position on dividends in the future.

The following table sets forth the reported high and low sales prices of our common shares as reported on the New York Stock Exchange for the periods indicated.

	Share Price
Calendar Year	High	Low
2010
First quarter	27.05	18.74
Second quarter	22.82	16.90
Third quarter	19.13	15.54
Fourth quarter	23.93	17.36
2011
First quarter	30.70	21.50
Second quarter	32.47	22.43
Third quarter	27.63	12.26
Fourth quarter	20.69	11.05

The following table provides information relating to Nabors’ repurchase of common shares during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
	(In thousands, except per share amounts)
October 1 — October 31	—	—	—	—
November 1 — November 30	<1	$18.69	—	—
December 1 — December 31	420	$18.24	—	—

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan and option exercises from our 1996 Employee Stock Plan. The 2003 Employee Stock Plan, 1998 Employee Stock Plan, 1999 Stock Option Plan for Non-employee Directors and 1996 Employee Stock Plan provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	We do not intend to make further purchases of our common shares under a share repurchase program that was authorized by the Board of Directors in July 2006.

See Part III, Item 12. for a description of securities authorized for issuance under equity compensation plans.

Dividend Policy

See Part I, Item 1A. — Risk Factors — We do not currently intend to pay dividends on our common shares and Part II, Item 5. — I. Market and Share Prices.

Shareholder Matters

Bermuda has exchange controls which apply to residents in respect of the Bermuda dollar. As an exempted company, Nabors is considered to be nonresident for such controls; consequently, there are no Bermuda governmental restrictions on our ability to make transfers and carry out transactions in all other currencies, including currency of the United States.

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
Operating Data(1)(2)	2011	2010	2009	2008	2007
	(In thousands, except per share amounts and ratio data)
Revenues and other income:
Operating revenues	$6,060,351	$4,134,483	$3,662,220	$5,394,225	$4,755,957
Earnings (losses) from unconsolidated affiliates	56,647	33,267	(155,432)	(192,548)	20,980
Investment income (loss)	19,940	7,263	25,522	21,383	(16,301)

Total revenues and other income	6,136,938	4,175,013	3,532,310	5,223,060	4,760,636

Costs and other deductions:
Direct costs	3,775,964	2,400,519	1,981,504	3,063,257	2,720,898
General and administrative expenses	489,892	338,720	421,492	473,885	429,994
Depreciation and amortization	924,094	760,962	663,958	609,155	463,985
Interest expense	256,633	272,712	266,047	196,726	154,934
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	4,514	47,238	11,982	15,143	11,614
Impairments and other charges	198,072	61,292	118,543	145,447	—

Total costs and other deductions	5,649,169	3,881,443	3,463,526	4,503,613	3,781,425

Income (loss) from continuing operations before income taxes	487,769	293,570	68,784	719,447	979,211
Income tax expense (benefit)	142,605	36,950	(63,937)	200,186	178,655
Subsidiary preferred stock dividend	3,000	750	—	—	—

Income (loss) from continuing operations, net of tax	342,164	255,870	132,721	519,261	800,556
Income (loss) from discontinued operations, net of tax	(97,440)	(161,090)	(218,609)	(39,597)	64,726

Net income (loss)	244,724	94,780	(85,888)	479,664	865,282
Less: Net (income) loss attributable to noncontrolling interest	(1,045)	(85)	342	(3,927)	420

Net income (loss) attributable to Nabors	$243,679	$94,695	$(85,546)	$475,737	$865,702

Earnings (losses) per share:
Basic from continuing operations	$1.19	$.90	$.47	$1.83	$2.85
Basic from discontinued operations	(.34)	(.57)	(.77)	(.14)	.23

Total Basic	$.85	$.33	$(.30)	$1.69	$3.08

Diluted from continuing operations	$1.17	$.88	$.46	$1.79	$2.78
Diluted from discontinued operations	(.34)	(.55)	(.76)	(.14)	.22

Total Diluted	$.83	$.33	$(.30)	$1.65	$3.00

Weighted-average number of common shares outstanding:
Basic	287,118	285,145	283,326	281,622	281,238
Diluted	292,484	289,996	286,502	288,236	288,226
Capital expenditures and acquisitions of businesses(3)	$2,247,735	$1,878,063	$990,287	$1,578,241	$1,945,932
Interest coverage ratio(4)	8.1:1	7.0:1	7.4:1	22.6:1	37.3:1

	As of December 31,
Balance Sheet Data(1)(2)	2011	2010	2009	2008	2007
	(In thousands, except ratio data)
Cash, cash equivalents and short-term investments(5)	$539,489	$801,190	$1,090,851	$586,111	$820,105
Working capital	1,285,752	458,550	1,568,042	1,037,734	719,674
Property, plant and equipment, net	8,629,946	7,815,419	7,646,050	7,331,959	6,669,013
Total assets	12,912,140	11,646,569	10,644,690	10,517,899	10,139,783
Long-term debt	4,348,490	3,064,126	3,940,605	3,600,533	2,894,659
Shareholders’ equity	5,587,815	5,328,162	5,167,656	4,904,106	4,801,579
Funded debt to capital ratio:
Gross(6)	0.43:1	0.42:1	0.41:1	0.41:1	0.39:1
Net(7)	0.40:1	0.38:1	0.33:1	0.37:1	0.33:1

(1)	All periods present the operating activities of our wholly owned oil and gas assets in the United States, Canada and Colombia, including equity interests in Canada and Colombia, as well as the Nabors Blue Sky Ltd. and Sea Mar businesses as discontinued operations.

(2)	Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include Peak (July 2011), SMVP (June 2011), Energy Contractors (December 2010) and Superior (September 2010).

(3)	Represents capital expenditures and the total purchase price of acquisitions.

(4)	The interest coverage ratio is a trailing 12-month quotient of the sum of (x) income (loss) from continuing operations, net of tax, net income (loss) attributable to noncontrolling interest, interest expense, subsidiary preferred stock dividends, depreciation and amortization, impairments and other charges, income tax expense (benefit) and our proportionate share of writedowns from our unconsolidated oil and gas joint venture less investment income (loss) divided by (y) the sum of cash interest expense and subsidiary preferred stock dividends. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

(5)	The December 31, 2008 and 2007 amounts include $1.9 million and $53.1 million, respectively, in cash proceeds receivable from brokers from the sale of certain long-term investments that are included in other current assets.

(6)	The gross funded debt to capital ratio is calculated by dividing (x) funded debt by (y) funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Funded debt is the sum of (1) short-term borrowings, (2) the current portion of long-term debt and (3) long-term debt. Capital is defined as shareholders’ equity. The gross funded debt to capital ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

(7)	The net funded debt to capital ratio is calculated by dividing (x) net funded debt by (y) net funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Net funded debt is funded debt minus the sum of cash and cash equivalents and short-term investments. The net funded debt to capital ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

This section is intended to help the reader understand the results of our operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.

We have grown from a land drilling business centered in the U.S. Lower 48 states, Canada and Alaska to an international business with operations on land and offshore in many of the major oil and gas markets in the world. Our worldwide fleet of actively marketed rigs consists of 499 land drilling rigs, 755 rigs for land well-servicing and workover work in the United States and Canada, offshore platform rigs, jackup units, barge rigs and a large component of trucks and fluid hauling vehicles. We have invested in oil and gas exploration, development and production activities in the United States, Canada and Colombia, but have announced our intention to dispose of a significant portion of our oil and gas portfolio in an expeditious and prudent manner.

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, well-servicing and workover operations, on land and offshore. Our hydraulic fracturing and downhole surveying services are included in our Pressure Pumping operating segment. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment, or in discontinued operations in some cases. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction operations are aggregated in our Other Operating Segments.

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

The magnitude of customer spending on new and existing wells is the primary driver of our business. Our customers’ spending is determined principally by their internally generated cash flow and to a lesser extent by joint venture arrangements and funding from the capital markets. In our U.S. Lower 48 Land Drilling, Canadian Drilling and Pressure Pumping business units, operations have traditionally been driven by natural gas prices but the majority of current activity is being driven by the price of oil and natural gas liquids from unconventional reservoirs (shales). In our Alaskan, International, U.S. Offshore (Gulf of Mexico), Canadian Well-servicing and U.S. Land Well-servicing business units, operations are driven by oil prices. The following table sets forth natural gas and oil price data per Bloomberg for the last three years:

	Year Ended December 31,			Increase / (Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
Commodity prices:
Average Henry Hub natural gas spot price ($/thousand cubic feet (mcf))	$4.00	$4.37	$3.94	$(.37)	(8)%	$.43	11%
Average West Texas intermediate crude oil spot price ($/barrel)	$95.05	$79.51	$61.99	$15.54	20%	$17.52	28%

Beginning in the fourth quarter of 2008, there was a significant reduction in the demand for natural gas and oil that was caused, at least in part, by the significant deterioration of the global economic environment including the extreme volatility in the capital and credit markets. Weaker demand throughout 2009 and into the first half of 2010 resulted in sustained lower natural gas and oil prices, which led to a sharp decline in the demand for drilling and workover services. During the latter half of 2010 and throughout 2011, commodity prices strengthened and demand for drilling activity improved. Continued fluctuations in the demand for natural gas and oil, among other factors including supply, could contribute to continued price volatility which may continue to affect demand for our services and could materially affect our future financial results.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the year ended December 31, 2011 totaled $6.1 billion, representing an increase of $1.9 billion, or 47% as compared to the year ended December 31, 2010. Adjusted income derived from operating activities and net income (loss) from continuing operations for the year ended December 31, 2011 totaled $927.0 million and $342.2 million ($1.17 per diluted share), respectively, representing increases of 39% and 34%, respectively, compared to the year ended December 31, 2010.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the year ended December 31, 2010 totaled $4.2 billion, representing an increase of $661.0 million, or 19% as compared to the year ended December 31, 2009. Adjusted income derived from operating activities and net income (loss) from continuing operations for the year ended December 31, 2010 totaled $667.5 million and $255.9 million ($.88 per diluted share), respectively, representing increases of 52% and 93%, respectively, compared to the year ended December 31, 2009.

During 2011, operating results improved as compared to 2010 primarily due to the incremental revenue and positive operating results from the addition of our Pressure Pumping operating segment beginning in September 2010, increased drilling activity in oil- and liquids-rich shale plays in our drilling operations in both our U.S. Lower 48 Land and Canada Drilling business units and increased well-servicing activity in the U.S. and Canada. However, our operating results and activity levels continued to be negatively impacted in our U.S. Offshore operations in response to uncertainty in the regulatory environment in the Gulf of Mexico; our Alaskan operations due to key customers’ spending constraints; and in Saudi Arabia due to downtime and reduced rates on several jackup rigs.

Our net income from continuing operations during 2011 was negatively impacted by $198.1 million in impairments and other charges, $100 million of which related to a provision for a contingent liability that existed on December 31, 2011 for a potential termination payment to our former Chief Executive Officer. See Note 3 for further discussion and subsequent developments. The remaining $98.1 million was comprised of a provision for retirement of long-lived assets recorded by multiple operating segments. This related to the decommissioning and retirement of assets previously utilized in our U.S. Lower 48 Land Drilling, International and U.S. Well-servicing operations and the amounts are reflected in the Impairments and other charges line in our consolidated statements of income (loss).

During 2010, operating results improved over 2009 primarily due to the incremental revenue and positive operating results from our Pressure Pumping operating segment and increased drilling activity in 2010 in our U.S. Lower 48 Land Drilling and Canada Well-servicing operations relating to increased drilling activity in oil and the liquids-oil shale plays. Our U.S. Well-servicing business also improved with continuing strong crude oil prices, which led to increased activity. However, our operating results and activity levels were negatively impacted in our U.S. Offshore, Alaska and International operations.

Our U.S. Offshore operations were improving during the first half of 2010 until the Gulf of Mexico explosion and oil spill occurred mid-year, which resulted in temporary suspension of offshore drilling and further delays in our customers’ ability to obtain permits, which limited the use of our assets. Specifically, operating results were impacted because our customers suspended most of their operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. Our Alaska operating segment was negatively impacted because the largest operator in the area curtailed and suspended drilling operations, creating a surplus of rigs in the market and causing price competition. Our International results were flat as the increase of land rig activity was essentially offset by contract renewals on our jackup rigs at significantly lower average dayrates.

Our net income from continuing operations during 2010 was negatively impacted by impairments and other charges of $61.3 million. We recognized goodwill impairment and recorded provisions for retirement of long-lived assets of approximately $10.7 million and $27.4 million, respectively, to assets in our U.S. Offshore operating segment, primarily driven by current market conditions in the Gulf of Mexico. Additionally, we recorded impairments of $23.2 million relating to asset retirements across our U.S. Lower 48 Land, U.S. Well-servicing and U.S. Offshore Contract Drilling segments. Discontinued operations include impairments of $54.3 million relating to an oil and gas financing receivable and $137.8 million under application of the successful-efforts method of accounting for our wholly owned oil and gas-related assets.

Our net income from continuing operations during 2009 was negatively impacted by impairments and other charges of $118.5 million. The impairments and other charges included recognition of other-than-temporary impairments of $54.3 million relating to our available-for-sale securities, and a provision for retirement totaling

$64.2 million to long-lived assets from our U.S. Offshore, Alaska, Canada and International contract drilling segments.

During 2011, we sold some of our wholly owned oil and gas assets in Colombia and received proceeds of $89.2 million. Additionally, Remora completed sales of its oil and gas assets in Colombia for gross proceeds of $333.1 million and has made cash distributions to us totaling $143.0 million during 2011 with a final distribution expected upon dissolution of the joint venture. We sold our working interest in properties located in California and received proceeds of $71.6 million. Our discontinued operations also include impairments of $255.0 million relating to oil and gas-centered assets and $7.9 million relating to carrying value aircraft and other drilling equipment.

We expect our operating results for 2012 to increase from levels realized during 2011, driven by the anticipated sustained higher oil prices and the related impact on drilling and well-servicing activity and dayrates, along with the contributions from our Pressure Pumping operating segment. The key factors supporting our projections are:

•	An increase in drilling in oil- and liquids-rich areas incremental to traditional dry gas regions by our U.S. Lower 48 Land and Canada Drilling and Well-servicing operations;

•

The extent of current term contracts in both our Lower 48 rig and pressure-pumping segments, combined with new deployments in 2012, should serve to mitigate the impact of a potentially more rapid reduction in gas drilling activity arising from weaker natural gas pricing;

•

Our expectation of a continued increase from ancillary well-site services, primarily technical pumping services and down-hole surveying services, resulting from our Pressure Pumping operating segment; and

•

The anticipated positive impact on our overall level of drilling and well-servicing activity and margins resulting from our new and upgraded rigs and equipment added to our fleet over the past five years, which we expect will enhance our competitive position as market conditions improve.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages and rig activity)
Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$1,698,620	$1,294,853	$1,082,531	$403,767	31%	$212,322	20%
U.S. Land Well-servicing	701,223	444,665	412,243	256,558	58%	32,422	8%
U.S. Offshore	170,727	123,761	157,305	46,966	38%	(33,544)	(21)%
Alaska	129,894	179,218	204,407	(49,324)	(28)%	(25,189)	(12)%
Canada	574,754	389,229	298,653	185,525	48%	90,576	30%
International	1,104,461	1,093,608	1,265,097	10,853	1%	(171,489)	(14)%

Subtotal Contract Drilling(3)	4,379,679	3,525,334	3,420,236	854,345	24%	105,098	3%
Pressure Pumping(4)	1,237,306	321,295	—	916,011	285%	321,295	100%
Oil and Gas(5)(6)	59,685	18,657	(182,654)	41,028	220%	201,311	110%
Other Operating Segments(7)(8)	674,206	427,154	417,531	247,052	58%	9,623	2%
Other reconciling items(9)	(233,878)	(124,690)	(148,325)	(109,188)	(88)%	23,635	16%

Total	$6,116,998	$4,167,750	$3,506,788	$1,949,248	47%	$660,962	19%

Year Ended December 31,	Increase/(Decrease)
2011	2010	2009	2011 to 2010	2010 to 2009
(In thousands, except percentages and rig activity)
Adjusted income (loss) derived from operating activities from continuing operations:(1)(10)
Contract Drilling:
U.S. Lower 48 Land Drilling	$414,317	$274,215	$294,679	$140,102	51%	$(20,464)	(7)%
U.S. Land Well-servicing	74,725	31,597	28,950	43,128	136%	2,647	9%
U.S. Offshore	843	9,245	30,508	(8,402)	(91)%	(21,263)	(70)%
Alaska	27,671	51,896	62,742	(24,225)	(47)%	(10,846)	(17)%
Canada	94,637	22,970	(7,019)	71,667	312%	29,989	427%
International	123,813	254,744	365,566	(130,931)	(51)%	(110,822)	(30)%

Subtotal Contract Drilling(3)	736,006	644,667	775,426	91,339	14%	(130,759)	(17)%
Pressure Pumping(4)	229,125	66,651	—	162,474	244%	66,651	100%
Oil and Gas(5)(6)	59,685	18,657	(182,654)	41,028	220%	201,311	110%
Other Operating Segments(8)(9)	55,617	42,401	35,319	13,216	31%	7,082	20%
Other reconciling items(11)	(153,385)	(104,827)	(188,257)	(48,558)	(46)%	83,430	44%

Total	$927,048	$667,549	$439,834	$259,499	39%	$227,715	52%

Interest expense	(256,633)	(272,712)	(266,047)	16,079	6%	(6,665)	(3)%
Investment income (loss)	19,940	7,263	25,522	12,677	175%	(18,259)	(72)%
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(4,514)	(47,238)	(11,982)	42,724	90%	(35,256)	(294)%
Impairments and other charges(12)	(198,072)	(61,292)	(118,543)	(136,780)	(223)%	57,251	48%

Income (loss) from continuing operations before income taxes	487,769	293,570	68,784	194,199	66%	224,786	327%
Income tax expense (benefit)	142,605	36,950	(63,937)	105,655	286%	100,887	158%
Subsidiary preferred stock dividend	3,000	750	—	2,250	300%	750	100%

Income (loss) from continuing operations, net of tax	342,164	255,870	132,721	86,294	34%	123,149	93%
Income (loss) from discontinued operations, net of tax	(97,440)	(161,090)	(218,609)	63,650	40%	57,519	26%

Net income (loss)	244,724	94,780	(85,888)	149,944	158%	180,668	210%
Less: Net (income) loss attributable to noncontrolling interest	(1,045)	(85)	342	(960)	n/m	(16)	(427)	(125)%

Net income (loss) attributable to Nabors	$243,679	$94,695	$(85,546)	$148,984	157%	$180,241	211%

Rig activity:
Rig years:(13)
U.S. Lower 48 Land Drilling	200.2	174.5	149.4	25.7	15%	25.1	17%
U.S. Offshore	9.6	9.4	11.0	0.2	2%	(1.6)	(15)%
Alaska	4.9	7.4	10.0	(2.5)	(34)%	(2.6)	(26)%
Canada	39.8	29.8	19.7	10.0	34%	10.1	51%
International(14)	105.3	97.8	100.2	7.5	8%	(2.4)	(2)%

Total rig years	359.8	318.9	290.3	40.9	13%	28.6	10%

Rig hours:(15)
U.S. Land Well-servicing	791,956	643,813	590,878	148,143	23%	52,935	9%
Canada Well-servicing	184,908	172,589	143,824	12,319	7%	28,765	20%

Total rig hours	976,864	816,402	734,702	160,462	20%	81,700	11%

(1)	All periods present the operating activities of our wholly owned oil and gas assets in the United States, Canada and Colombia, including equity interests in Canada and Colombia, as well as the Nabors Blue Sky Ltd. business as discontinued operations.

(2)	These segments include our drilling, workover and well-servicing operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(1.2) million, $6.9 million and $9.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(4)	Includes operating results of the Superior acquisition beginning September 10, 2010.

(5)	Represents our oil and gas exploration, development and production operations. Includes our proportionate share of full-cost ceiling test writedowns recorded by our unconsolidated U.S. oil and gas joint venture of $(15.6) million and $(189.3) million for the years ended December 31, 2011 and 2009, respectively.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $59.7 million, $18.7 million and $(182.6) million for the years ended December 31, 2011, 2010 and 2009, respectively. Additional information is provided in Note 24 – Supplemental Information on Oil and Gas Exploration and Production Activities in Part II, Item 8. – Financial Statements and Supplementary Data.

(7)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction operations.

(8)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(1.9) million, $7.7 million and $17.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(9)	Represents the elimination of inter-segment transactions.

(10)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates. These amounts should not be used as a substitute for those amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(11)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(12)	Represents impairments and other charges recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

(13)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(14)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.1 years, 2.2 years and 2.5 years during the years ended December 31, 2011, 2010 and 2009, respectively.

(15)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

(16)	The percentage is so large that it is not meaningful.

Segment Results of Operations

Contract Drilling

Our Contract Drilling operating segments contain one or more of the following operations: drilling, workover and well-servicing and pressure pumping, on land and offshore.

U.S. Lower 48 Land Drilling.     The results of operations for this segment were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages and rig activity)
Operating revenues	$1,698,620	$1,294,853	$1,082,531	$403,767	31%	$212,322	20%
Adjusted income derived from operating activities	$414,317	$274,215	$294,679	$140,102	51%	$(20,464)	(7)%
Rig years	200.2	174.5	149.4	25.7	15%	25.1	17%

Operating results increased from 2010 to 2011 primarily due to higher average dayrates and increases in drilling activity, driven by deployment of rigs into oil- and liquids-rich shale areas. The increase was partially offset by higher operating costs associated with increased drilling activity, as well as higher depreciation expense related to new rigs placed into service since January 2010.

Operating revenues increased from 2009 to 2010 primarily due to higher average dayrates and utilization. The increase was partially offset by the decrease in early contract termination revenue. Operating revenues related to early contract termination during 2010 were $23.2 million as compared to $108.5 million in 2009.

Adjusted income derived from operating activities decreased from 2009 to 2010 due to an increase in operating costs associated with the increased drilling activity. Operating results were negatively impacted by higher depreciation expense related to capital expansion projects completed in previous years.

U.S. Land Well-servicing.     The results of operations for this segment were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages and rig activity)
Operating revenues	$701,223	$444,665	$412,243	$256,558	58%	$32,422	8%
Adjusted income derived from operating activities	$74,725	$31,597	$28,950	$43,128	136%	$2,647	9%
Rig hours	791,956	643,813	590,878	148,143	23%	52,935	9%

Operating results increased from 2010 to 2011 primarily due to increases in rig and truck utilization facilitated by capital invested to increase rig and truck fleets as well as frac tank counts. Equipment utilization and price improvements experienced in 2011 were primarily driven by sustained higher oil prices.

Operating results increased from 2009 to 2010 primarily due to an increase in rig utilization driven by higher oil prices. The increase in operating results also reflects lower general and administrative costs and depreciation expense.

U.S. Offshore.     The results of operations for this segment were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages and rig activity)
Operating revenues	$170,727	$123,761	$157,305	$46,966	38%	$(33,544)	(21)%
Adjusted income derived from operating activities	$843	$9,245	$30,508	$(8,402)	(91)%	$(21,263)	(70)%
Rig years	9.6	9.4	11.0	0.2	2%	(1.6)	(15)%

Operating revenues increased from 2010 to 2011 as a result of higher workover activities by the Sundowner® platform and jackup rigs and from profits related to a major construction project. Adjusted income derived from operating activities decreased from 2010 to 2011 primarily due to lower utilization for the MODS® rigs and SuperSundownerTM platform rigs. Drilling permits have been subject to a lengthy and stringent safety and environmental review process since the Gulf of Mexico blowout in mid-2010.

The decrease in operating results from 2009 to 2010 primarily resulted from receiving standby rates and lower utilization for the MODS® rigs, SuperSundownerTM platform rigs and Sundowner® platform rigs. Drilling activities significantly declined as our customers suspended their operations in the Gulf of Mexico, largely as a result of their inability to procure government permits.

Alaska.     The results of operations for this segment were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$129,894	$179,218	$204,407	$(49,324)	(28)%	$(25,189)	(12)%
Adjusted income derived from operating activities	$27,671	$51,896	$62,742	$(24,225)	(47)%	$(10,846)	(17)%
Rig years	4.9	7.4	10.0	(2.5)	(34)%	(2.6)	(26)%

The decreases in operating results from 2010 to 2011 and from 2009 to 2010 were primarily due to lower average dayrates and drilling activity. While drilling activity levels decreased significantly during 2010, operating results decreased only slightly due to the acceleration of recognized deferred revenues from a significant contract that terminated.

Canada.     The results of operations for this segment were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages and rig activity)
Operating revenues	$574,754	$389,229	$298,653	$185,525	48%	$90,576	30%
Adjusted income (loss) derived from operating activities	$94,637	$22,970	$(7,019)	$71,667	312%	$29,989	427%
Rig years — Drilling	39.8	29.8	19.7	10.0	34%	10.1	51%
Rig hours — Well-servicing	184,908	172,589	143,824	12,319	7%	28,765	20%

Operating results increased from 2010 to 2011 primarily as a result of increases in drilling and well-servicing activity and drilling dayrates and well-servicing hourly rates. The increased drilling and well-servicing activity in Western Canada is the result of renewed interest in oil exploration, supported by strong oil commodity prices. Operating results were negatively impacted by higher drilling costs for well-servicing in 2011 for preparing service rigs for high utilization and additional labor costs for crew travel, retention and training.

Operating results increased from 2009 to 2010 primarily as a result of an overall increase in drilling and well-servicing activity, which offset the decline in average drilling dayrates and well-servicing hourly rates. The increased drilling activity in Western Canada was the result of renewed interest in oil exploration supported by sustained improved oil prices. The well-servicing hourly rate decreased during 2010 as a result of customer discounts to maintain market share. Our operating results were also positively impacted during 2010 by cost reduction efforts, mainly in general and administrative expenses.

International.     The results of operations for this segment were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$1,104,461	$1,093,608	$1,265,097	$10,853	1%	$(171,489)	(14)%
Adjusted income derived from operating activities	$123,813	$254,744	$365,566	$(130,931)	(51)%	$(110,822)	(30)%
Rig years	105.3	97.8	100.2	7.5	8%	(2.4)	(2)%

Operating revenues and Earnings from unconsolidated affiliates increased from 2010 to 2011 as a result of increases in the utilization of our overall rig fleet albeit at lower margins. Adjusted income derived from operating activities decreased from 2010 to 2011 primarily from the decreases in average dayrates and lower utilization of our jackup rigs in Saudi Arabia and other drilling activities in Qatar and Australia.

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

Pressure Pumping.     The results of operations for this segment were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages and rig activity)
Operating revenues	$1,237,306	$321,295	$—	$916,011	285%	$321,295	100%
Adjusted income derived from operating activities	$229,125	$66,651	$—	$162,474	244%	$66,651	100%

Operating results reflect our acquisition of Superior for the year ended December 31, 2011 and the period September 10, 2010 through December 31, 2010. See Note 5 — Acquisitions in Part II, Item 8. — Financial Statements and Supplementary Data.

Oil and Gas.     The results of operations for this segment reflect our proportionate share of earnings and losses from our unconsolidated U.S. oil and gas joint venture. The results were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages)
Earnings (losses) from unconsolidated affiliates	$59,685	$18,657	$(182,654)	$41,028	220%	$201,311	110%

Earnings (losses) from unconsolidated affiliates increased from 2010 to 2011 as a result of operating activities from our unconsolidated U.S. oil and gas joint venture. During 2011, operating results included bargain purchase gains from multiple acquisitions of developed and undeveloped acreage. Our proportionate share of the gains totaled $49.5 million. A full-cost ceiling writedown of $15.6 million, representing our proportionate share, partially offset the positive operating results.

Earnings (losses) from unconsolidated affiliates increased from 2009 to 2010 because our unconsolidated U.S. oil and gas joint venture recorded a full-cost ceiling test writedown during 2009, of which our proportionate share totaled $189.3 million. The writedown resulted from the application of the full-cost method of accounting for costs related to oil and natural gas properties. Operating results for our U.S. oil and gas joint venture, excluding the full-cost ceiling test writedown, improved from 2009 to 2010.

Other Operating Segments

These operations include our drilling technology and top-drive manufacturing, directional drilling, rig instrumentation and software, and construction operations. The results of operations for these operating segments were as follows:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2010 to 2009		2009 to 2008
	(In thousands, except percentages)
Operating revenues and Earnings from unconsolidated affiliates	$674,206	$427,154	$417,531	$247,052	58%	$9,623	2%
Adjusted income derived from operating activities	$55,617	$42,401	$35,319	$13,216	31%	$7,082	20%

The increase in operating results from 2010 to 2011 and from 2009 to 2010 primarily resulted from higher demand in the United States and Canada drilling markets for top-drives, rig instrumentation and data collection services from oil and gas exploration companies and higher third-party rental and rigwatch units, which generate higher margins, partially offset by a continued decline in customer demand for our construction services in Alaska.

Discontinued Operations

During 2010, we began actively marketing our oil and gas assets in the Horn River basin in Canada and in the Llanos basin in Colombia. These assets included our 49.7% ownership interest in Remora, and then 50.0% ownership interest in SMVP, both of which we accounted for using the equity method of accounting. All of these assets are included in our Oil and Gas operating segment.

In June 2011, the equity owners of SMVP dissolved the partnership and a proportionate share of the assets and liabilities were conveyed to us in exchange for our ownership interest. We continue to market these assets for sale and believe that they are properly reflected in our assets held for sale balances at December 31, 2011.

During 2011, we sold some of our wholly owned oil and gas assets in Colombia. We received proceeds of $89.2 million from this sale and recognized a gain of approximately $39.6 million. Additionally during 2011, Remora completed sales of its oil and gas assets in Colombia. Remora received gross proceeds of approximately $333.1 million from these sales and has made cash distributions to us in the amount of $143.0 million, with a final distribution expected upon dissolution of the joint venture.

During the fourth quarter of 2011, we announced our intention to dispose of a significant portion of our oil and gas portfolio, and accordingly reclassified the carrying value of our wholly owned U.S. oil and gas assets to assets held for sale at December 31, 2011. During the fourth quarter of 2011, we also determined that one of our Canadian subsidiaries that provides logistics services for onshore drilling using helicopter and fixed-wing aircraft met the accounting criteria of assets held for sale. Based on quoted market prices, the carrying value of the assets was adjusted to its fair value, resulting in an impairment of $7.9 million, which is included in discontinued operations for the year ended December 31, 2011. We reclassified the adjusted carrying value of these assets to assets held for sale at December 31, 2011.

On December 14, 2011, we sold our 25% working interest in the Cat Canyon and West Cat Canyon fields in Santa Barbara County, California. We received proceeds of approximately $71.6 million from the sale and recognized a gain of approximately $7.2 million.

At December 31, 2011, our consolidated balance sheet included a current liability of discontinued operations of $54.3 million that is included in other liabilities and a noncurrent liability of discontinued operations of $71.4 million that is included in other long-term liabilities.

The operating results from the assets discussed above for all periods presented are retroactively presented and accounted for as discontinued operations in the accompanying audited consolidated statements of income (loss). Our condensed statements of income (loss) from discontinued operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,						Increase/(Decrease)
	2011		2010		2009		2011 to 2010		2010 to 2009
	(In thousands, except percentages)
Revenues	$78,826		$77,992		$30,136		$834	1%	$47,856	159%
Earnings (losses) from unconsolidated affiliates	$76,541	(1)	$(10,638)		$(59,249	)(2)	$87,179	820%	$48,611	82%
Income (loss) from discontinued operations, net of tax
Income (loss) from discontinued operations, net of tax	$(97,440	)(3)	$(161,090	)(4)(7)	$(218,609	)(5)(6)	$63,650	40%	$57,519	26%

(1)	Includes approximately $83 million of equity in earnings during 2011 for our proportionate share of Remora’s net income, inclusive of the gains recognized for asset sales during 2011.

(2)	Includes our proportionate share of full-cost ceiling test writedowns of $47.8 million in 2009.

(3)	Includes impairments of $255.0 million to write down the carrying value of our wholly owned oil and gas-centered assets, including $27.2 million related to an oil and gas financing receivable that was deemed uncollectible.

(4)	Includes impairments of $192.2 million related to our wholly owned oil and gas assets. Of this total, $137.8 million represented writedowns to the carrying value of some acreage in the United States, which we currently do not have future plans to develop due to sustained low natural gas prices, and certain exploratory wells in Colombia, which we determined were uneconomical to develop in the foreseeable future. The remaining $54.3 million related to impairment of an oil and gas financing receivable and was determined using discounted cash flow models, a Level 3 measurement, and involved assumptions based on estimated cash flows for proved and probable reserves, undeveloped acreage value, and current and expected natural gas prices.

(5)	Includes impairments totaling $205.9 million to some of our wholly owned oil and gas assets. We recognized an impairment of $149.1 million to a financing receivable as a result of commodity price deterioration and the lower price environment lasting longer than expected. The prolonged period of lower prices significantly reduced demand for future gas production and development in the Barnett Shale area of north central Texas and influenced our decision not to expend capital to develop on some of the undeveloped acreage. Annual impairment tests on our U.S. wholly owned oil and gas properties resulted in impairment charges of $56.8 million to write down the carrying value of some acreage that we do not have future plans to develop.

(6)	Includes $14.7 million to impair the remaining goodwill balance of Nabors Blue Sky Ltd. as a result of our annual goodwill impairment tests. We determined the impairment charge was necessary due to the continued downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations.

(7)	Includes $7.5 million of impairment to our aircraft and some drilling equipment during the year ended December 31, 2010. These impairment charges resulted from annual impairment tests on long-lived assets.

Additional discussion of our policy pertaining to the calculations of our annual impairment tests, including any impairment of goodwill, is set forth in Critical Accounting Estimates below in this section or in Note 2 — Summary of Significant Accounting Policies in Part II, Item 8. — Financial Statements and Supplementary Data. Additional information relating to discontinued operations is provided in Notes 4 — Discontinued Operations and 24 — Supplemental Information on Oil and Gas Exploration and Production Activities in Part II, Item 8. —Financial Statements and Supplementary Data. A further protraction of lower commodity prices or an inability to sell these assets in a timely manner could result in recognition of future impairment charges.

OTHER FINANCIAL INFORMATION

General and administrative expenses

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages)
General and administrative expenses	$489,892	$338,720	$421,492	$151,172	45%	$(82,772)	(20)%
General and administrative expenses as a percentage of operating revenues	8.1%	8.2%	11.5%	(.1)%	1%	(3.3)%	(29)%

General and administrative expenses increased from 2010 to 2011 primarily as a result of increases in wages to support a higher headcount as a result of (i) our Superior acquisition in September 2010 and (ii) increased operations for a majority of our operating segments. As a percentage of operating revenues, general and administrative expenses decreased from 2010 to 2011.

General and administrative expenses decreased from 2009 to 2010 primarily as a result of significant decreases in wage-related expenses and other cost-reduction efforts across all business units.

Depreciation and amortization, and depletion expense

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages)
Depreciation and amortization expense	$924,094	$760,962	$663,958	$163,132	21%	$97,004	15%

Depreciation and amortization expense increased from 2010 to 2011 and from 2009 to 2010 as a result of the incremental depreciation expense from (i) pressure pumping assets acquired in September 2010, (ii) newly constructed rigs recently placed into service and (iii) rig upgrades and other capital expenditures made during 2010 and 2011.

Interest expense

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages)
Interest expense	$256,633	$272,712	$266,047	$(16,079)	(6)%	$6,665	3%

Interest expense decreased from 2010 to 2011 as a result of repurchases during 2010 and the redemption in May 2011 for a total of $2.6 billion in par value of the 0.94% senior exchangeable notes over 2010 and 2011. The decrease was partially offset by additional interest related to our August 2011 issuance of 4.625% senior notes due September 2021, a full year of interest on our September 2010 issuance of 5.0% senior notes due September 2020 and interest on amounts outstanding on our revolving credit facilities.

Interest expense increased from 2009 to 2010 as a result of the interest expense related to our September 2010 issuance of 5.0% senior notes due September 2020. The increase was partially offset by a reduction to interest expense resulting from our repurchases of approximately $1.2 billion par value of 0.94% senior exchangeable notes during 2009 and 2010.

Investment income (loss)

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages)
Investment income (loss)	$19,940	$7,263	$25,522	$12,677	175%	$(18,259)	(72)%

Investment income during 2011 was $19.9 million and included (i) a $12.9 million realized gain relating to one of our overseas fund investments classified as long-term investments, (ii) $5.1 million realized gains from short-term and other long-term investments and (iii) $9.9 million interest and dividend income from our cash, other short-term and long-term investments. Investment income was partially offset by net unrealized losses of $8.0 million from our trading securities.

Investment income during 2010 was $7.3 million and included interest and dividend income of $7.5 million from our cash, other short-term and long-term investments and $4.2 million from gains on sales of short-term and long-term investments, partially offset by net unrealized losses of $4.4 million from our trading securities.

Investment income during 2009 was $25.5 million and included net unrealized gains of $9.8 million from our trading securities and interest and dividend income of $15.8 million from our cash, other short-term and long-term investments.

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$(4,514)	$(47,238)	$(11,982)	$(42,724)	(90)%	$35,256	294%

The amount of losses (gains) on sales and retirements of long-lived assets and other expense (income), net for 2011 was a net loss of $4.5 million and was comprised of (i) increases to our litigation reserves of $11.3 million, (ii) foreign currency exchange losses of approximately $5.5 million and (iii) a net loss on sales and retirements of long-lived assets of approximately $1.9 million. The net loss was partially offset by a $13.1 million gain recognized in connection with our acquisition of the remaining 50 percent equity interest of Peak.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for 2010 represented a net loss of $47.2 million and included: (i) foreign currency exchange losses of approximately $18.1 million, (ii) litigation expenses of $6.4 million, (iii) net losses on sales and retirements of long-lived assets of approximately $6.4 million, (iv) acquisition-related costs of $7.0 million and (v) losses of $7.0 million recognized on purchases of our 0.94% senior exchangeable notes due 2011.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for 2009 represented a net loss of $12.0 million and included: (i) foreign currency exchange losses of approximately $8.0 million, (ii) litigation expenses of $11.5 million and (iii) net losses on sales and retirements of long-lived assets of approximately $5.9 million. These losses were partially offset by pre-tax gains of $11.5 million recognized on purchases of $964.8 million par value of our 0.94% senior exchangeable notes due 2011.

Impairments and Other Charges

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(In thousands, except percentages)
Provision for termination payment	$100,000	$—	$—	$100,000	100%	$—	—
Provision for retirement of long-lived assets	98,072	23,213	64,229	74,859	322%	(41,016)	(64)%
Impairment of long-lived assets	—	27,372	—	(27,372)	(100)%	27,372	100%
Goodwill impairments	—	10,707	—	(10,707)	(100)%	10,707	100%
Other-than-temporary impairment of equity security	—	—	18,665	—	—	(18,665)	(100)%
Other-than-temporary impairment of securities	—	—	35,649	—	—	(35,649)	(100)%

Total	$198,072	$61,292	$118,543	$136,780	223%	$(57,251)	(48)%

Provision for termination payment

During the fourth quarter of 2011, we recorded a provision for a contingent liability that existed on December 31, 2011 related to the change of our Chief Executive Officer that occurred in October. This charge resulted from the potential termination payment to our former Chief Executive Officer, Mr. Isenberg, under the terms of his employment contract. Subsequent to December 31, 2011, Mr. Isenberg elected to forego triggering that payment, and as a result, the Company does not owe the termination payment. In connection with that development, the Company announced plans to make charitable contributions to benefit the needs of its employees and other community-based causes. The Company contributed one million Nabors’ common shares previously held by an affiliate to the Nabors Charitable Foundation, a 501(c)(3) organization, in support of this objective. The election of Mr. Isenberg to forego triggering the potential payment, offset by the charitable contributions described above, will be recorded as a capital contribution during the first quarter of 2012.

Provision for retirement of long-lived assets

During 2011, we recorded a provision for retirement of long-lived assets totaling $98.1 million in multiple operating segments. This related to the decommissioning and retirement of one jackup rig, 116 land rigs, and a number of rigs for well-servicing and trucks. Our U.S. Lower 48 Land Drilling, International and U.S. Land Well-servicing operations recorded $63.2 million, $26.1 million and $8.9 million, respectively. These assets were deemed to be functionally or economically non-competitive for today’s market and are being dismantled for parts and scrap.

During 2010, we recorded a provision for retirement of long-lived assets totaling $23.2 million related to the abandonment of certain rig components, comprised of engines, top-drive units, building modules and other equipment that has become obsolete or inoperable in our U.S. Lower 48 Land Drilling, U.S. Land Well-servicing and U.S. Offshore Contract Drilling operating segments.

During 2009, we recorded a provision for retirement of long-lived assets totaling $64.2 million related to assets in our U.S. Offshore, Alaska, Canada and International Contract Drilling operating segments. The retirements included inactive workover jackup rigs in our U.S. Offshore and International operations, the structural frames of some incomplete coiled tubing rigs in our Canada operations and miscellaneous rig components in our Alaska operations.

Impairments of Long-Lived Assets

We did not record any impairment of long-lived assets in 2011. During 2010, we recognized $27.3 million in impairment charges related to some jackup rigs in our U.S. Offshore operating segment. These impairment charges stemmed from our annual impairment tests on long-lived assets.

The impairments and other charges, inclusive of the provisions for retirement and impairments of long-lived assets, recognized during 2011, 2010 and 2009 were determined necessary as a result of continued lower commodity prices and uncertainty in the oil and gas environment and its related impact on drilling and well-servicing activity and our dayrates. A prolonged period of legislative uncertainty in our U.S. Offshore operations, or continued period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

Goodwill Impairments

We did not record any goodwill impairment in 2011. In 2010, we recognized an impairment of approximately $10.7 million relating to our goodwill balance of our U.S. Offshore operating segment. The impairment charge stemmed from our annual impairment test on goodwill, which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of our U.S. Offshore segment was determined using discounted cash flow models involving assumptions based on our utilization of rigs and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. The impairment charge was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. Many of our customers suspended drilling operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. Although the U.S. deepwater drilling moratorium has been lifted, our customers have continued to encounter delays in obtaining government permits. It is uncertain when this will improve. A significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results. See Critical Accounting Policies below and Note 2 — Summary of Significant Accounting Policies (included under the caption “Goodwill”) in Part II, Item 8. — Financial Statements and Supplementary Data.

Other than Temporary Impairments of Debt and Equity Securities

We did not record any other-than-temporary impairments in 2011 or 2010. During 2009, we recorded other-than-temporary impairments to our available-for-sale securities totaling $54.3 million. Of this, $35.6 million was related to an investment in a corporate bond that was downgraded to non-investment grade level by Standard and Poor’s and Moody’s Investors Service during the year. Our determination that the impairment was other-than-temporary was based on a variety of factors, including the length of time and extent to which the market value had been less than cost, the financial condition of the issuer of the security, and the credit ratings and recent reorganization of the issuer.

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

Income tax rate

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
Effective income tax rate from continuing operations	29%	13%	(93)%	16%	123%	106%	114%

The increase in our effective tax rate from 2010 to 2011 is mainly a result of the increase in the proportion of income generated in the United States versus the international jurisdictions in which we operate. Income generated in the United States is generally taxed at a higher rate than international jurisdictions.

Our effective income tax rate for 2010 and 2009 reflects the disparity between losses in our U.S. operations (attributable primarily to impairments) and income in our other operations primarily in lower tax jurisdictions. Because the U.S. income tax rate is higher than that of other jurisdictions, the tax benefit from our U.S. losses was not proportionately reduced by the tax expense from our other operations. During 2009, the result was a net tax benefit. In 2009, that benefit represented a significant percentage of our consolidated loss from continuing operations before income taxes. Because of the manner in which that number is derived, we do not believe it presents a meaningful basis for comparing our 2009 effective income tax rate to the 2010 effective income tax rate.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the years ended December 31, 2011 and 2010.

Operating Activities.     Net cash provided by operating activities totaled $1.5 billion during 2011 compared to net cash provided by operating activities of $1.1 billion during 2010. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $1.5 billion and $1.3 billion for the years ended December 31, 2011 and 2010, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. Changes in working capital items used $36.7 million and $202.4 million, respectively, in cash flows for the years ended December 31, 2011 and 2010.

Investing Activities.     Net cash used for investing activities totaled $1.9 billion during 2011 compared to net cash used for investing activities of $1.7 billion during 2010. The primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During 2011 and 2010, we used cash for capital expenditures totaling $2.0 billion and $930.3 million, respectively.

During 2011, we used cash of $55.5 million to acquire the remaining equity interest of Peak. During 2010, we used cash of $680.2 million and $53.4 million, respectively, to acquire Superior (net of the cash acquired) and the assets of Energy Contractors. During 2011, cash of $71.6 million and $89.2 million was provided in proceeds from sales of our oil and gas assets in the United States and Colombia, respectively. During 2011 and 2010, we provided cash of $112.3 million and $40.9 million, respectively, to our unconsolidated affiliates. Additionally during 2011, we received distributions of $143.0 million from Remora related to proceeds it received from the sale of its oil and gas assets in Colombia.

Financing Activities.     Net cash provided by financing activities totaled $163.2 million during 2011 compared to net cash provided by financing activities of $280.3 million during 2010. During 2011, we have drawn $1.6 billion from our revolving credit facilities primarily for the redemption of the remaining $1.4 billion of our 0.94% senior exchangeable notes. During 2011, cash was provided from the receipt of $690.4 million in proceeds, net of debt issuance costs, from the issuance by Nabors Delaware of its 4.625% senior notes due September 2021 in August 2011 and was used to repay amounts then outstanding under the revolving credit facilities.

During 2010, cash was provided from the receipt of $682.3 million in proceeds, net of debt issuance costs, from the issuance by Nabors Delaware of its 5.0% senior notes due September 2020 in September 2010 and we used cash to purchase $273.9 million of our 0.94% senior exchangeable notes and to repay $124.0 million of Superior’s revolving credit facility and second lien notes.

During 2011 and 2010, cash was provided by our receipt of proceeds totaling $11.6 million and $8.2 million, respectively, from the exercise by our employees of options to acquire our common shares.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $1.5-1.7 billion. We had outstanding purchase commitments of approximately $1.0 billion at December 31, 2011, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, pressure pumping and well-servicing equipment that we own and operate. We can reduce the planned expenditures if necessary, or increase them if market conditions and new business opportunities warrant it.

We have historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of debt or our common shares. Future acquisitions may be paid for using existing cash or by issuing debt or additional shares of our stock. Such capital expenditures and acquisitions will depend on our view of market conditions and other factors.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under Off-Balance Sheet Arrangements (Including Guarantees).

The following table summarizes our contractual cash obligations as of December 31, 2011:

	Payments due by Period
	Total	< 1 Year		1-3 Years		3-5 Years	Thereafter
	(In thousands)
Contractual cash obligations:
Long-term debt:(1)
Principal	$4,635,000	$275,000	(2)	$860,000	(3)	$—	$3,500,000	(4)
Interest	1,823,925	246,213		462,911		462,826	651,975
Operating leases(5)	80,861	25,288		34,423		11,293	9,857
Purchase commitments(6)	962,235	774,617		128,648		58,970	—
Employment contracts(5)	14,158	9,752		3,905		501	—
Pension funding obligations	1,508	1,508		—		—	—
Transportation and Processing Contracts(7)	388,699	54,287		134,429		113,175	86,808

Total contractual cash obligations	$7,906,386	$1,386,665		$1,624,316		$646,765	$4,248,640

The table above excludes liabilities for unrecognized tax benefits totaling $97.0 million as of December 31, 2011 because we are unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the unrecognized tax benefits can be found in Note 13 — Income Taxes in Part II, Item 8. — Financial Statements and Supplementary Data.

(1)	See Note 12 — Debt in Part II, Item 8. — Financial Statements and Supplementary Data.

(2)	Includes Nabors Delaware’s 5.375% senior notes due August 2012.

(3)	Represents amounts drawn on revolving credit facilities, which expire September 2014.

(4)	Represents Nabors Delaware’s aggregate 6.15% senior notes due February 2018, 9.25% senior notes due January 2019, 5.0% senior notes due September 2020 and 4.625% senior notes due September 2021.

(5)	See Note 18 — Commitments and Contingencies in Part II, Item 8. — Financial Statements and Supplementary Data.

(6)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

(7)	We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing, as calculated on a monthly basis. Due to low natural gas prices and our decision to delay drilling, our current available production flowing to pipelines and processing plants does not meet the daily committed volumes required under the contracts. The amounts set forth in the table above reflect the aggregate fees payable under these contracts. See Note 18 — Commitments and Contingencies in Part II, Item 8. — Financial Statements and Supplementary Data.

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

See Note 18 — Commitments and Contingencies in Part II, Item 8. — Financial Statements and Supplementary Data for discussion of commitments and contingencies relating to (i) our employment agreement with Mr. Petrello that could result in a significant cash payment of $50 million by the Company if his employment were terminated in the event of death or disability or a cash payment of approximately $31.1 million if his employment were terminated without cause or in the event of a change in control and (ii) off-balance sheet arrangements (including guarantees).

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, short-term and long-term investments, availability under our various revolving credit facilities, and cash generated from operations. As of December 31, 2011, we had cash and investments of $539.5 million and working capital of $1.3 billion. We also had $540 million of availability remaining from a combined total of $1.4 billion under revolving credit facilities. At December 31, 2010, we had cash and investments of $801.2 million and working capital of $458.6 million.

On August 23, 2011, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 4.625% senior notes due 2021, which are unsecured and fully and unconditionally guaranteed by us. The notes have registration rights. The notes rank equal in right of payment to all of Nabors Delaware’s existing and future unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware’s existing and future senior subordinated and subordinated indebtedness. Our guarantee of the notes is unsecured and an unsubordinated obligation and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. We used a substantial portion of the proceeds from this offering to repay borrowings outstanding under our revolving credit facilities.

As of December 31, 2011, we had $540 million of remaining availability from a combined total of $1.4 billion under our existing revolving credit facilities. The existing revolving credit facilities mature in September 2014, and can be used for general corporate purposes, including capital expenditures and working capital.

During 2011, we sold some of our wholly owned oil and gas assets and received cash proceeds of $160.8 million. Additionally, Remora completed sales of its oil and gas assets and made cash distributions to us in the amount of $143.0 million.

We had six letter-of-credit facilities with various banks as of December 31, 2011. Availability under these facilities as of December 31, 2011 was as follows:

(In thousands)
Credit available	$215,901
Letters of credit outstanding, inclusive of financial and performance guarantees	(80,408)

Remaining availability	$135,493

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

Our gross funded debt to capital ratio was 0.43:1 as of December 31, 2011 and 0.42:1 as of December 31, 2010. Our net funded debt to capital ratio was 0.40:1 as of December 31, 2011 and 0.38:1 as of December 31, 2010.

The gross funded debt to capital ratio is calculated by dividing (x) funded debt by (y) funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Funded debt is the sum of (1) short-term borrowings, (2) the current portion of long-term debt and (3) long-term debt. Capital is shareholders’ equity.

The net funded debt to capital ratio is calculated by dividing (x) net funded debt by (y) net funded debt plus deferred tax liabilities (net of deferred tax assets) plus capital. Net funded debt is funded debt minus the sum of cash and cash equivalents and short-term investments. Both of these ratios are used to calculate a company’s leverage in relation to its capital. Neither ratio measures operating performance or liquidity as defined by GAAP and, therefore, may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 8.1:1 as of December 31, 2011 and 7.0:1 as of December 31, 2010. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) income (loss) from continuing operations, net of tax, net income (loss) attributable to noncontrolling interest, interest expense, subsidiary preferred stock dividends, depreciation and amortization, impairments and other charges, income tax expense (benefit) and our proportionate share of writedowns from our unconsolidated oil and gas joint venture less investment income (loss) divided by (y) the sum of cash interest expense and subsidiary preferred stock dividends. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations, possible dispositions of non-core assets and our revolving credit facilities are expected to adequately finance our purchase commitments, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2012	2013	2014	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$105,055	$38	$—	$—	$105,093

Other Matters

Recent Accounting Pronouncements

In December 2008, the SEC issued a Final Rule, “Modernization of Oil and Gas Reporting.” This rule revised some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Exchange Act, as well as Industry Guide 2. Effective December 31, 2009, the FASB issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s Final Rule. The standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation. The standard also clarified that an entity’s equity-method investments must be considered in determining whether it has significant oil and gas activities. The disclosure requirements were effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009. The FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities. When operating results from our wholly owned oil and gas activities were considered with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, we had significant oil and gas activities under the new definition. Our oil and gas disclosures for the years ending December 31, 2011 and 2010 are provided in Note 24 — Supplemental Information on Oil and Gas Exploration and Production Activities in Part II Item 8. — Financial Statements and Supplementary Data.

Effective January 1, 2010, we adopted the revised provisions relating to consolidation of variable interest entities within the Consolidations Topic of the FASB’s Accounting Standards Codification (“ASC”). The revised provisions replaced the quantitative approach to identify a variable interest entity with a qualitative approach that focuses on an entity’s control and ability to direct the variable interest entity’s activities. The application of these provisions did not have a material impact on our consolidated financial statements.

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, became applicable to us for contracts entered into after June 15, 2010. The adoption of these rules did not have a significant impact on our consolidated financial statements.

In May 2011, the FASB issued an Accounting Standards Update (“ASU”) to clarify the application of some of the existing fair value measurement and disclosure requirements. These changes are effective for interim and annual periods that begin after December 15, 2011. The disclosure requirements did not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued an ASU relating to the presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. We adopted the ASU beginning January 1, 2012, and it did not have an impact on our consolidated financial statements.

In September 2011, the FASB issued a revised ASU relating to goodwill impairment tests. An entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value is less than its carrying amount. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted the ASU beginning January 1, 2012 and will apply it to our goodwill impairment tests.

Related-Party Transactions

The Company and Nabors Delaware entered into an agreement with Eugene M. Isenberg, the Chairman of our Board of Directors, on February 2, 2012 but effective December 31, 2011, pursuant to which:

•

Mr. Isenberg voluntarily terminated both his employment with the Company and his Employment Agreement, and forwent any right to payment in connection with such termination, including a possible payment of $100 million in connection with the Company’s appointment of a new chief executive officer on October 28, 2011, which Mr. Isenberg could have treated as a constructive termination under his employment agreement;

•

Mr. Isenberg will continue as Chairman of the Board, but will not stand for reelection as a director when his term expires in June 2012; at that time, he will be appointed Chairman Emeritus for a three-year term, which will be extended for additional one-year terms unless terminated by him or by the Company, and receive cash compensation equal to other nonemployee directors;

•

Nabors Delaware will pay $6,600,000 into an escrow account, which will bear interest at the guaranteed rate of 6% per annum compounded daily and will be distributed either to Mr. Isenberg’s estate or to the trustees of his revocable trust;

•

Mr. Isenberg ceases participation in the Company’s benefit plans and forfeits any benefits available to him thereunder (including forfeiture of the balance in his deferred bonus account), except as stated below or otherwise required by law:

•

he and his spouse continue to participate in medical, dental and life insurance coverage until either receives equivalent coverage and benefits under the plans and programs of a subsequent employer or their death;

•	he remains entitled to distribution of vested account balances in the Company’s 401(k) plan and its Deferred Compensation Plan;

•	he retains certain benefits under the split-dollar life insurance agreements in effect between him and Nabors Delaware

•	all of Mr. Isenberg’s stock option and restricted stock awards were already fully vested and remain subject to the applicable plans and agreements governing them; and

•	Mr. Isenberg waives all claims or other liabilities related to his Employment Agreement or his termination of employment, and the Company waives certain claims against Mr. Isenberg.

Nabors and certain key employees, including Messrs. Isenberg and Petrello, entered into split-dollar life insurance agreements, pursuant to which we paid a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed the premium payments upon the occurrence of specified events, including the death of an insured individual. We will not be reimbursed for the premium payments paid on behalf of Mr. Isenberg as provided by the agreement entered into on February 2, 2012. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.3 million related to these policies. The cash surrender value of these policies of approximately $5.8 million and $9.5 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2011 and 2010, respectively.

Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements with Messrs. Isenberg and Petrello could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $218.4 million, $271.6 million and $327.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expenses from business transactions with these affiliated entities totaled $.9 million, $3.4 million and $9.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, we had accounts receivable from these affiliated entities of $110.7 million and $97.8 million as of December 31, 2011 and 2010, respectively. We had accounts payable to these affiliated entities of $46.1 million and $12.7 million as of December 31, 2011 and 2010, respectively, and long-term payables with these affiliated entities of $.8 million as of each of December 31, 2011 and 2010, which is included in other long-term liabilities.

In addition to the equity investment in our unconsolidated U.S. oil and gas joint venture, in April 2010 we purchased $20.0 million face value of NFR Energy LLC’s 9.75% senior notes. These notes mature in 2017 with interest payable semi-annually on February 15 and August 15. During 2011 and 2010, we recognized $2.0 million and $1.4 million, respectively, in interest income from these notes.

We own an interest in Shona Energy Company, LLC (“Shona”), a company of which Mr. Payne, an independent member of our Board of Directors, is the Chairman and Chief Executive Officer. During the first quarter of 2010, we purchased shares of Shona’s preferred stock and warrants to purchase additional common shares for $.9 million, which we had accounted for under the cost method of accounting. During 2011, Shona became a public company in Canada, with voting common shares listed on the TSX Venture Exchange. As of December 31, 2011, we held a minority interest of approximately 7.55% of the issued and outstanding common shares of Shona. The fair value of this equity security investment is $10.5 million.

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

Financial Instruments.     As defined in the ASC, fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we employ valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances utilizing a fair-value hierarchy based on the observability of those inputs. Under the fair-value hierarchy:

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

Depreciation of Property, Plant and Equipment.     The drilling, workover and well-servicing and pressure pumping industries are very capital intensive. Property, plant and equipment represented 67% of our total assets as of December 31, 2011, and depreciation constituted 16.4% of our total costs and other deductions for the year ended December 31, 2011.

Depreciation for our primary operating assets, drilling and workover rigs, is calculated based on the units-of-production method. For each day a rig is operating, we depreciate it over an approximate 4,900-day period, with the exception of our jackup rigs which are depreciated over an 8,030-day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30-year depreciable life is typically used, after provision for salvage value.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors that indicate that these estimates do not continue to be appropriate. Accordingly, for the years ended

December 31, 2011, 2010 and 2009, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

Impairment of Long-Lived Assets.     As discussed above, the drilling, workover and well-servicing and pressure pumping industry is very capital intensive. We review our assets for impairment annually or when events or changes in circumstances indicate that the carrying amounts of property, plant and equipment may not be recoverable. An impairment loss is recorded in the period in which it is determined that the sum of estimated future cash flows, on an undiscounted basis, is less than the carrying amount of the long-lived asset. Impairment charges are recorded using discounted cash flows, which requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could result in future impairments. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For the years ended December 31, 2011, 2010 and 2009, no significant changes have been made to the methodology utilized to determine future cash flows.

Given the nature of the evaluation of future cash flows and the application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. A significantly prolonged period of lower oil and natural gas prices could adversely affect the demand for and prices of our services, which could result in future impairment charges.

Impairment of Goodwill and Intangible Assets.     Goodwill represented 3.9% of our total assets as of December 31, 2011. We review goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets exceed their fair value. During the second quarter of 2011, we performed our impairment tests of goodwill and intangible assets for all of our reporting units within our operating segments. These reporting units consist of our contract drilling segments: U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, U.S. Offshore, Alaska, Canada and International; our Pressure Pumping segment; our oil and gas segment; and our other operating segments: Canrig Drilling Technology Ltd., Ryan Directional Services Inc. and Nabors Blue Sky Ltd. The impairment test involves comparing the estimated fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. During 2011, we concluded that all our operating segment’s fair values were substantially in excess of their carrying value with the exception of the U.S. Land Well-servicing and International segments. These operating segments had an excess of fair value over carrying value of approximately 20%. Our impairment test results required the second step measurement for one reporting unit during each of 2010 and 2009.

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

During 2010 and 2009, we recognized goodwill impairments of approximately $10.7 million and $14.7 million, respectively. The impairment charge during 2010 was recorded in our U.S. Offshore operating segment and was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. Many of our customers had suspended drilling operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. During 2009, we impaired the remaining goodwill balance of $14.7 million of Nabors Blue Sky Ltd. The impairment charges were deemed necessary due to the continued downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations. This downturn led to reduced capital spending by our customers and diminished demand for our drilling services and for immediate access to remote drilling sites. A significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

As further discussed above in Recent Accounting Pronouncements, we changed the manner in which we initially assess goodwill for impairment during 2012. Under new guidance, we will assess qualitative factors to determine whether to perform the two-step quantitative goodwill impairment tests.

Oil and Gas Properties.     Our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, utilize the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. However, these capitalized costs are subject to a ceiling test, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or market value of unproved properties. Future revenues for purposes of the ceiling test are valued using a 12-month average price, adjusted for the impact of derivatives accounted for as cash flow hedges as prescribed by the SEC rules. During 2011 and 2009, our proportionate share of those ventures’ full-cost ceiling test writedowns was $15.6 million and $237.1 million, respectively. No full-cost ceiling test writedowns were recorded by our unconsolidated oil and gas joint ventures during 2010.

Our wholly owned oil and gas investment portfolio and our unconsolidated ownership interest in Remora is reflected as Assets held for sale in our consolidated balance sheet at December 31, 2011. We evaluate the carrying value of our assets held for sale to the fair value of the assets less costs to sale to determine whether impairment is indicated.

A significantly prolonged period of lower oil and natural gas prices or a reduction to the estimation of reserve quantities could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges to our oil and gas properties.

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

Income Taxes.     Deferred taxes represent a substantial liability for Nabors. For financial reporting purposes, management determines our current tax liability as well as those taxes incurred as a result of current operations yet deferred until future periods. In accordance with the liability method of accounting for income taxes as specified in the Income Taxes Topic of the ASC, the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable taxes represent the liability related to our income tax return for the current year while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on our consolidated balance sheets. The tax effects of unrealized gains and losses on investments and derivative financial instruments are recorded through accumulated other comprehensive income (loss) within equity. The changes in deferred tax assets or liabilities are determined based upon changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that management estimates will be in effect when these differences reverse. Management must make certain assumptions regarding whether tax differences are permanent or temporary and must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management has considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These judgments and estimates are made for each tax jurisdiction in which we operate as the calculation of deferred taxes is completed at that level. Further, under U.S. federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to Nabors and our subsidiaries. The utilization of such carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, although we believe substantial loss carryforwards are available to us, no assurance can be given concerning the realization of such loss carryforwards, or whether or not such loss carryforwards will be available in the future. These loss carryforwards are also considered in our calculation of taxes for each jurisdiction in which we operate. Additionally, we record reserves for uncertain tax positions that are subject to a significant level of management judgment related to the ultimate resolution of those tax positions. Accordingly, management believes that the estimate related to the provision for income taxes is critical to our results of operations. See Part I, Item 1A. — Risk Factors — We may have additional tax liabilities and Note 13 — Income Taxes in Part II, Item 8. — Financial Statements and Supplementary Data for additional discussion.

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

For the year ended December 31, 2011, our provision for income taxes from continuing operations was $142.6 million, consisting of $109.7 million of current tax benefit and $32.9 million of deferred tax expense. Changes in management’s estimates and assumptions regarding the tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes and could potentially change the effective tax rate. A 1% change in the effective tax rate from 29% to 30% would increase the current year income tax provision by approximately $4.7 million.

Litigation and Self-Insurance Reserves.     Our operations are subject to many hazards inherent in the drilling, workover and well-servicing and pressure pumping industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision and other damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. Our operations are subject to risks of war, civil disturbances or other political events.

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

During 2011, 2010 and 2009, no significant changes were made to the methodology utilized to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2011 reserves for insurance were adjusted (increased or decreased) by 10%, total costs and other deductions would change by $16.4 million, or .3%.

Fair Value of Assets Acquired and Liabilities Assumed.     We have completed a number of acquisitions in recent years as discussed in Note 7 — Fair Value Measurements in Part II, Item 8. — Financial Statements and Supplementary Data. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed in the various business combinations using various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations or technology could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our consolidated statements of income (loss). As the determination of the fair value of assets acquired and liabilities assumed is subject to significant management judgment and a change in purchase price allocations could result in a material difference in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of assets acquired and liabilities assumed are critical.

The determination of the fair value of assets and liabilities is based on the market for the assets and the settlement value of the liabilities. These estimates are made by management based on our experience with similar assets and liabilities. During 2011, 2010 and 2009, no significant changes were made to the methodology utilized to value assets acquired or liabilities assumed. Our estimates of the fair values of assets acquired and liabilities assumed have proved to be reliable in the past.

Given the nature of the evaluation of the fair value of assets acquired and liabilities assumed and the application to specific assets and liabilities, it is not possible to reasonably quantify the impact of changes in these assumptions.

Share-Based Compensation.     We have historically compensated our executives and employees, in part, with stock options and restricted stock. Based on the requirements of the Stock Compensation Topic of the ASC, we account for stock option and restricted stock awards using a fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income (loss). Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock-based awards are critical.

The assumptions used to estimate the fair market value of our stock options are based on historical and expected performance of our common shares in the open market, expectations with regard to the pattern with which our employees will exercise their options and the likelihood that dividends will be paid to holders of our common shares. During 2011, 2010 and 2009, no significant changes were made to the methodology utilized to determine the assumptions used in these calculations.

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

At various times, we utilize local currency borrowings (foreign-currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% decrease in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2011 would result in a $11.1 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

Credit Risk.     Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, oil and gas financing receivables, accounts receivable and our range-cap-and-floor derivative instrument. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short-term and long-term investments are managed within established guidelines that limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate, and Marketable and Non-marketable Security Price Risk.     Our financial instruments that are potentially sensitive to changes in interest rates include our 5.375%, 6.15%, 9.25%, 5.0% and 4.625% senior notes, our range-cap-and-floor derivative instrument, our investments in debt securities (including corporate, asset-backed, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge. Additionally on that date, we purchased a LIBOR range-cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution to help mitigate and manage our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment, and any change in the cumulative fair value of this transaction is reflected as a gain or loss in our consolidated statements of income (loss). In June 2004, we unwound $100 million of the $200 million range-cap-and-floor derivative instrument. During the fourth quarter of 2005, we unwound the interest rate swap resulting in a loss of $2.7 million, which has been deferred and will be recognized as an increase to interest expense over the remaining life of our 5.375% senior notes due 2012. During the year ended December 31, 2005, we recorded interest savings of $2.7 million related to our interest rate swap agreement accounted for as a fair value hedge, which served to reduce interest expense.

The fair value of our range-cap-and-floor transaction is recorded as a derivative liability and included in other long-term liabilities. It totaled approximately $1.3 million and $3.4 million as of December 31, 2011 and 2010, respectively. During 2011, 2010 and 2009, we recorded gains (losses) of approximately $2.2 million, $(.1)

million and $1.4 million, respectively, related to this derivative instrument; these amounts are included in losses (gains) on sales and retirements of long-lived assets and other expense (income), net in our consolidated statements of income (loss).

A hypothetical 10% adverse shift in quoted interest rates as of December 31, 2011 would decrease the fair value of our range-cap-and-floor derivative instrument by approximately $.1 million.

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

	December 31,
	2011			2010
	Effective Interest Rate	Carrying Value	Fair Value	Effective Interest Rate	Carrying Value	Fair Value
	(In thousands, except interest rates)
5.375% senior notes due August 2012(1)	5.61%	$274,604	$281,188	5.61%	$273,977	$291,500
6.15% senior notes due February 2018	6.42%	967,490	1,113,986	6.42%	966,276	1,041,008
9.25% senior notes due January 2019	9.33%	1,125,000	1,419,514	9.33%	1,125,000	1,393,943
5.00% senior notes due September 2020	5.20%	697,343	734,475	5.20%	697,037	678,335
4.625% senior notes due September 2021	4.75%	697,667	708,176	—	—	—
0.94% senior exchangeable notes due May 2011	—	—	—	6.13%	1,378,178	1,403,315
Subsidiary preferred stock	4.0%	69,188	68,625	4.0%	69,188	68,625
Revolving credit facilities	2.35%	860,000	860,000	—	—	—
Other	—	1,712	1,712	—	2,676	2,676

		$4,693,004	$5,187,676		$4,512,332	$4,879,402

(1)	Includes $.3 million and $.7 million as of December 31, 2011 and 2010, respectively, related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash, cash equivalents, short-term and long-term investments and other receivables are included in the table below:

	December 31,
	2011			2010
	Fair Value	Interest Rates	Weighted- Average Life (Years)	Fair Value	Interest Rates	Weighted- Average Life (Years)
	(In thousands, except interest rates)
Cash and cash equivalents	$398,575	0 - .21%	0.00	$641,702	0 - .28%	0.00

Short-term investments:
Trading equity securities	11,600	—	—	19,630	—	—

Available-for-sale equity securities	71,433	—	—	79,698	—	—

Available-for-sale debt securities:
Commercial paper and CDs	1,230	1.0%	.6	1,275.75%		.6
Corporate debt securities	51,300	10.01 - 13.98%	2.5	52,022	10.01 - 13.99%	3.6
Mortgage-backed debt securities	309	2.4%	1.7	372	2.79%	2.7
Mortgage-CMO debt securities	2,547	.44 - 5.9%	.2	3,015	.42 - 5.9%	.3
Asset-backed debt securities	2,495	.78 - 4.8%	.8	3,476	.56 - 4.81%	1.3

Total available-for-sale debt securities	57,881			60,160

Total available-for-sale securities	129,314			139,858

Total short-term investments	140,914			159,488

Long-term investments and other receivables:
Actively managed funds	5,941	N/A		7,427	N/A
Oil and gas financing receivables	5,183	13.10%		32,873	13.10 -13.52%

Total long-term investments and other receivables	11,124			40,300

Total cash, cash equivalents, short-term and long-term investments and other receivables	$550,613			$841,490

Our investments in debt securities listed in the above table and a portion of our long-term investments are sensitive to changes in interest rates. Additionally, our investment portfolio of debt and equity securities, which are carried at fair value, exposes us to price risk. A hypothetical 10% decrease in the market prices for all securities as of December 31, 2011 would decrease the fair value of our trading securities and available-for-sale securities by $1.2 million and $12.9 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Nabors Industries Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Nabors Industries Ltd. and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Houston, Texas

February 29, 2012

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$398,575	$641,702
Short-term investments	140,914	159,488
Assets held for sale	401,500	352,048
Accounts receivable, net	1,576,555	1,116,510
Inventory	272,852	158,836
Deferred income taxes	127,874	31,510
Other current assets	170,044	152,836

Total current assets	3,088,314	2,612,930
Long-term investments and other receivables	11,124	40,300
Property, plant and equipment, net	8,629,946	7,815,419
Goodwill	501,258	494,372
Investment in unconsolidated affiliates	371,021	267,723
Other long-term assets	310,477	415,825

Total assets	$12,912,140	$11,646,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$275,326	$1,379,018
Trade accounts payable	782,753	355,282
Accrued liabilities	716,773	394,292
Income taxes payable	27,710	25,788

Total current liabilities	1,802,562	2,154,380
Long-term debt	4,348,490	3,064,126
Other long-term liabilities	292,758	245,765
Deferred income taxes	797,925	770,247

Total liabilities	7,241,735	6,234,518

Commitments and contingencies (Note 18)
Subsidiary preferred stock (Notes 5 and 15)	69,188	69,188

Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 317,042 and 315,034, respectively	317	315
Capital in excess of par value	2,287,743	2,255,787
Accumulated other comprehensive income	321,264	342,052
Retained earnings	3,956,364	3,707,881
Less: treasury shares, at cost, 29,414 common shares	(977,873)	(977,873)

Total shareholders’ equity	5,587,815	5,328,162
Noncontrolling interest	13,402	14,701

Total equity	5,601,217	5,342,863

Total liabilities and equity	$12,912,140	$11,646,569

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$6,060,351	$4,134,483	$3,662,220
Earnings (losses) from unconsolidated affiliates	56,647	33,267	(155,432)
Investment income (loss)	19,940	7,263	25,522

Total revenues and other income	6,136,938	4,175,013	3,532,310

Costs and other deductions:
Direct costs	3, 775,964	2,400,519	1,981,504
General and administrative expenses	489,892	338,720	421,492
Depreciation and amortization	924,094	760,962	663,958
Interest expense	256,633	272,712	266,047
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	4,514	47,238	11,982
Impairments and other charges	198,072	61,292	118,543

Total costs and other deductions	5,649,169	3,881,443	3,463,526

Income (loss) from continuing operations before income taxes	487,769	293,570	68,784

Income tax expense (benefit):
Current	109,702	(77,209)	71,458
Deferred	32,903	114,159	(135,395)

Total income tax expense (benefit)	142,605	36,950	(63,937)
Subsidiary preferred stock dividend	3,000	750	—

Income (loss) from continuing operations, net of tax	342,164	255,870	132,721
Income (loss) from discontinued operations, net of tax	(97,440)	(161,090)	(218,609)

Net income (loss)	244,724	94,780	(85,888)
Less: Net (income) loss attributable to noncontrolling interest	(1,045)	(85)	342

Net income (loss) attributable to Nabors	$243,679	$94,695	$(85,546)

Earnings (losses) per share:
Basic from continuing operations	$1.19	$.90	$.47
Basic from discontinued operations	(.34)	(.57)	(.77)

Total Basic	$.85	$.33	$(.30)

Diluted from continuing operations	$1.17	$.88	$.46
Diluted from discontinued operations	(.34)	(.55)	(.76)

Total Diluted	$.83	$.33	$(.30)

Weighted-average number of common shares outstanding:
Basic	287,118	285,145	283,326
Diluted	292,484	289,996	286,502

The details of credit-related impairments to investments is presented below:

Other-than-temporary impairment on debt security	$—	$—	$40,300
Less: other-than-temporary impairment recognized in accumulated other comprehensive income (loss)	—	—	(4,651)

Credit-related impairment on investment(1)	$—	$—	$35,649

(1)	Included in Impairments and other charges (Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss) attributable to Nabors	$243,679	$94,695	$(85,546)
Adjustments to net income (loss):
Depreciation and amortization	927,460	766,519	668,415
Depletion and other exploratory expenses	44,551	27,002	11,078
Deferred income tax expense (benefit)	(34,739)	55,964	(218,760)
Deferred financing costs amortization	5,107	5,431	6,133
Pension liability amortization and adjustments	818	664	844
Discount amortization on long-term debt	27,042	70,719	86,802
Amortization of loss on hedges	927	786	580
Impairments and other charges	460,971	260,931	339,129
Losses (gains) on long-lived assets, net	(51,945)	(1,050)	12,339
Losses (gains) on investments, net	(12,486)	191	(9,954)
Losses (gains) on debt retirement, net	58	7,042	(11,197)
Losses (gains) on derivative instruments	234	2,471	338
Gain on acquisition	(13,114)	—	—
Share-based compensation	21,244	13,746	106,725
Foreign currency transaction losses (gains), net	5,725	17,880	8,372
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(132,388)	(13,630)	229,813
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(459,455)	(249,725)	450,530
Inventory	(114,896)	(15,201)	52,995
Other current assets	(24,820)	6,589	205,108
Other long-term assets	71,867	7,509	(22,233)
Trade accounts payable and accrued liabilities	517,615	70,463	(146,470)
Income taxes payable	999	(19,208)	(62,535)
Other long-term liabilities	(27,967)	(2,804)	(5,534)

Net cash provided by operating activities	1,456,487	1,106,984	1,616,972

Cash flows from investing activities:
Purchases of investments	(11,746)	(34,147)	(32,674)
Sales and maturities of investments	39,063	34,613	57,033
Cash paid for acquisition of businesses, net	(55,459)	(733,630)	—
Investment in unconsolidated affiliates	(112,262)	(40,936)	(125,076)
Distribution of proceeds from asset sales of unconsolidated affiliates	142,984	—	—
Capital expenditures	(2,042,617)	(930,277)	(1,093,435)
Proceeds from sales of assets and insurance claims	180,558	31,072	31,375

Net cash used for investing activities	(1,859,479)	(1,673,305)	(1,162,777)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	6,375	(6,298)	(18,157)
Proceeds from issuance of long-term debt	697,578	696,948	1,124,978
Debt issuance costs	(7,141)	(8,934)	(8,832)
Payments for (proceeds from) hedge transactions	—	(5,667)	—
Proceeds from revolving credit facilities	1,560,000	600,000	—
Proceeds from issuance of common shares	11,605	8,201	11,249
Reduction in long-term debt	(1,404,281)	(398,514)	(1,081,801)
Reduction in revolving credit facilities	(700,000)	(600,000)	—
Repurchase of equity component of convertible debt	(12)	(4,712)	(6,586)
Settlement of call options and warrants, net	—	1,134	—
Purchase of restricted stock	(2,626)	(1,935)	(1,515)
Tax benefit related to share-based awards	1,747	31	37

Net cash provided by financing activities	163,245	280,254	19,373
Effect of exchange rate changes on cash and cash equivalents	(3,380)	(46)	12,160

Net increase (decrease) in cash and cash equivalents	(243,127)	(286,113)	485,728
Cash and cash equivalents, beginning of period	641,702	927,815	442,087

Cash and cash equivalents, end of period	$398,575	$641,702	$927,815

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

		Common Shares		Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares	Non- controlling Interest	Total Equity
		Shares	Par Value
		(In thousands)
Balances, December 31, 2008		312,343	$312	$2,129,415	$53,520	$3,698,732	$(977,873)	$14,318	$4,918,424

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$(85,546)					(85,546)			(85,546)
Translation adjustment attributable to Nabors	150,290				150,290				150,290
Unrealized gains/(losses) on marketable securities, net of income benefit of $839	36,727				36,727				36,727
Unrealized gains/(losses) on adjusted basis for marketable debt security, net of income taxes of $1,199	1,956				1,956				1,956
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income tax benefit of $4,921	49,386				49,386				49,386
Pension liability amortization, net of income taxes of $325	519				519				519
Pension liability adjustment, net of income taxes of $89	130				130				130
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $18	178				178				178

Comprehensive income (loss) attributable to Nabors	$153,640

Net income (loss) attributable to noncontrolling interest	(342)							(342)	(342)
Translation adjustment attributable to noncontrolling interest	2,024							2,024	2,024

Comprehensive income (loss) attributable to noncontrolling interest	1,682

Total comprehensive income (loss)	$155,322

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		1,476	2	11,247					11,249
Nabors Exchangeco shares exchanged		105							—
Share-based compensation				106,725					106,725
Other		(9)		(8,064)				(1,677)	(9,741)

Balances, December 31, 2009		313,915	$314	$2,239,323	$292,706	$3,613,186	$(977,873)	$14,323	$5,181,979

Balances, December 31, 2009		313,915	$314	$2,239,323	$292,706	$3,613,186	$(977,873)	$14,323	$5,181,979

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$94,695					94,695			94,695
Translation adjustment attributable to Nabors	60,897				60,897				60,897
Unrealized gains/(losses) on marketable securities, net of income taxes of $7,435	(7,157)				(7,157)				(7,157)
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $693	(1,001)				(1,001)				(1,001)
Pension liability amortization, net of income taxes of $259	405				405				405
Pension liability adjustment, net of income tax benefit of $405	(635)				(635)				(635)
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $2,119	(3,163)				(3,163)				(3,163)

Comprehensive income (loss) attributable to Nabors	$144,041

Net income (loss) attributable to noncontrolling interest	85							85	85
Translation adjustment attributable to noncontrolling interest	723							723	723

Comprehensive income (loss) attributable to noncontrolling interest	808

Total comprehensive income (loss)	$144,849

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		714	1	8,200					8,201
Share-based compensation				13,746					13,746
Other		405		(5,482)				(430)	(5,912)

Balances, December 31, 2010		315,034	$315	$2,255,787	$342,052	$3,707,881	$(977,873)	$14,701	$5,342,863

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY — (Continued)

		Common Shares		Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares	Non- controlling Interest	Total Equity
		Shares	Par Value
		(In thousands)
Balances, December 31, 2010		315,034	$315	$2,255,787	$342,052	$3,707,881	$(977,873)	$14,701	$5,342,863

Comprehensive income (loss):
Net income (loss) attributable to Nabors	$243,679					243,679			243,679
Translation adjustment attributable to Nabors	(20,257)				(20,257)				(20,257)
Unrealized gains/(losses) on marketable securities, net of income taxes of $86	5,270				5,270				5,270
Less: Reclassification adjustment for (gains)/losses included in net income (loss), net of income taxes of $0	(3,036)				(3,036)				(3,036)
Pension liability amortization, net of income taxes of $319	499				499				499
Pension liability adjustment, net of income tax benefit of $2,421	(3,788)				(3,788)				(3,788)
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges, net of income tax benefit of $239	524				524				524

Comprehensive income (loss) attributable to Nabors	$222,891

Net income (loss) attributable to noncontrolling interest	1,045							1,045	1,045
Translation adjustment attributable to noncontrolling interest	(185)							(185)	(185)

Comprehensive income (loss) attributable to noncontrolling interest	860

Total comprehensive income (loss)	$223,751

Issuance of common shares for stock options exercised, net of surrender of unexercised stock options		1,116	1	11,604					11,605
Share-based compensation				21,244					21,244
Other		892	1	(892)		4,804		(2,159)	1,754

Balances, December 31, 2011		317,042	$317	$2,287,743	$321,264	$3,956,364	$(977,873)	$13,402	$5,601,217

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•

We actively market approximately 499 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South America, Mexico, the Middle East, the Far East, the South Pacific, Russia and Africa.

•	We actively market approximately 581 rigs for land well-servicing and workover work in the United States and approximately 174 rigs for land well-servicing and workover work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 39 platform, 12 jackup and four barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•	We provide hydraulic fracturing, cementing, nitrogen and acid pressure pumping services with over 730,000 hydraulic horsepower in key basins throughout the United States and Canada.

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

•

We have invested in oil and gas exploration, development and production activities through both our wholly owned subsidiaries and our oil and gas joint ventures in which we hold 49-50% ownership interests.

The majority of our business is conducted through our various Contract Drilling operating segments, which include our drilling, well-servicing, fluid logistics and workover operations, on land and offshore. Our hydraulic fracturing and downhole surveying services are included in our Pressure Pumping operating segment. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment, or in discontinued operations in some cases. Our operating segments engaged in drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction operations are aggregated in our Other Operating Segments.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exclude majority owned entities for which we do not have either (1) the ability to control the operating and financial decisions and policies of that entity or (2) a controlling financial interest in a variable interest entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss), and our investment in these entities is included as a single amount in our consolidated balance sheets. Investments in unconsolidated affiliates accounted for using the equity method totaled $371.0 million and $265.8 million as of December 31, 2011 and 2010, respectively. Investments in unconsolidated affiliates accounted for using the cost method totaled $1.9 million as of December 31, 2010. At December 31, 2011 and 2010, assets held for sale included investments in unconsolidated affiliates accounted for using the equity method totaling $13.7 million and $79.5 million, respectively. See Note 4 — Discontinued Operations for additional information.

We have investments in offshore funds, which are classified as long-term investments and are accounted for using the equity method of accounting based on our ownership interest in each fund. The carrying value of these investments totaled $5.9 million and $7.4 million as of December 31, 2011 and 2010, respectively.

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

Long-term investments and other receivables

We have investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages). These investments are non-marketable and do not have published fair values. We account for these funds under the equity method of accounting based on our percentage ownership interest and recognize gains or losses as investment income (loss), currently based on changes in the net asset value of our investment during the current period.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our oil and gas financing receivables, previously included in long-term investments, have been reclassified to assets held for sale. These receivables represent our financing agreements for certain production payment contracts in our Oil and Gas segment.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Raw materials	$133,480	$81,308
Work-in-progress	50,951	23,629
Finished goods	88,421	53,899

	$272,852	$158,836

Property, Plant and Equipment

Property, plant and equipment, including renewals and betterments, are stated at cost, while maintenance and repairs are expensed currently. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets. We provide for the depreciation of our drilling and workover rigs using the units-of-production method. For each day a rig is operating, we depreciate it over an approximate 4,900-day period, with the exception of our jackup rigs which are depreciated over an 8,030-day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30-year depreciable life is used, after provision for salvage value.

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

We review our assets for impairment annually or when events or changes in circumstances indicate that the carrying amounts of property, plant and equipment may not be recoverable. An impairment loss is recorded in the period in which it is determined that the sum of estimated future cash flows, on an undiscounted basis, is less than the carrying amount of the long-lived asset. Impairment charges are recorded using discounted cash flows which requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could result in future impairments. A significantly prolonged period of lower oil and natural gas prices could adversely affect the demand for and prices of our services, which could result in future impairment charges. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oil and Gas Properties

Our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, utilize the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. However, these capitalized costs are subject to a ceiling test, which limits pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or market value of unproved properties. Future revenues for purposes of the ceiling test are valued using a 12-month average price, adjusted for the impact of derivatives accounted for as cash flow hedges as prescribed by the Securities and Exchange Commission (“SEC”) rules. During 2011 and 2009, our proportionate share of those ventures’ full-cost ceiling test writedowns was $15.6 million and $237.1 million, respectively. No full-cost ceiling test writedowns were recorded by our unconsolidated oil and gas joint ventures during 2010.

Our wholly owned oil and gas investment portfolio and our unconsolidated ownership interest in Remora is reflected in Assets held for sale in our consolidated balance sheet at December 31, 2011. We evaluate the carrying value of our assets held for sale to the fair value of the assets less costs to sale to determine whether impairment is indicated.

A significantly prolonged period of lower oil and natural gas prices or a reduction to the estimation of reserve quantities could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges to our oil and gas properties.

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

Goodwill

Goodwill represents the cost in excess of fair value of the net assets of companies acquired. We review goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value. All our operating segment’s fair values were substantially in excess of their carrying value with the exception of the U.S. Land Well-servicing and International segments. These operating segments had an excess of fair value over carrying value of approximately 20%. As further discussed below in Recent Accounting Pronouncements, we

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changed the manner in which we initially assess goodwill for impairment during 2012. Under new guidance, we will assess qualitative factors to determine whether to perform the two-step quantitative goodwill impairment tests. A significantly prolonged period of lower oil and natural gas prices could adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results. See Note 3 — Impairments and Other Charges for discussion of goodwill impairments.

The change in the carrying amount of goodwill for our various Contract Drilling segments, Pressure Pumping segment and Other Operating segments for the years ended December 31, 2011 and 2010 was as follows:

	Balance as of December 31, 2009	Acquisitions and Purchase Price Adjustments		Impairments		Cumulative Translation Adjustment	Balance as of December 31, 2010
	(In thousands)
Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—		$—		$—	$30,154
U.S. Land Well-servicing	50,839	5,000	(1)	—		—	55,839
U.S. Offshore	18,003	—		(10,707	)(2)	—	7,296
Alaska	19,995	—		—		—	19,995
International	18,983	—		—		—	18,983

Subtotal Contract Drilling	137,974	5,000		(10,707)		—	132,267
Pressure Pumping	—	334,992	(3)	—		—	334,992

Other Operating Segments	26,291	—		—		822	27,113

Total	$164,265	$339,992		$(10,707)		$822	$494,372

	Balance as of December 31, 2010	Acquisitions and Purchase Price Adjustments		Impairments	Cumulative Translation Adjustment	Balance as of December 31, 2011
	(In thousands)
Contract Drilling:
U.S. Lower 48 Land Drilling	$30,154	$—		$—	$—	$30,154
U.S. Land Well-servicing	55,839	(767	)(1)	—	—	55,072
U.S. Offshore	7,296	—		—	—	7,296
Alaska	19,995	—		—	—	19,995
International	18,983	—		—	—	18,983

Subtotal Contract Drilling	132,267	(767)		—	—	131,500
Pressure Pumping	334,992	—		—	—	334,992
Other Operating Segments	27,113	8,000	(4)	—	(347)	34,766

Total	$494,372	$7,233		$—	$(347)	$501,258

(1)	Represents the goodwill recorded in connection with our acquisition of Energy Contractors during 2010 and an adjustment to the goodwill recorded during 2011. See Note 5 — Acquisitions for additional discussion.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Represents goodwill impairment associated with our U.S. Offshore operating segment. The impairment charge was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. See Note 3 — Impairments and Other Charges for additional information.

(3)	Represents the goodwill recorded in connection with our acquisition of Superior. See Note 5 — Acquisitions for additional discussion.

(4)	Represents goodwill recorded in connection with our acquisition of the remaining 50 percent equity interest of Peak. See Note 5 — Acquisitions for additional discussion.

Our Oil and Gas segment does not have any goodwill. Goodwill for the consolidated company, totaling approximately $12.9 million, is expected to be deductible for tax purposes.

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

Litigation and Insurance Reserves

We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions. See Note 18 — Commitments and Contingencies regarding self-insurance accruals. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can reasonably be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure.

Revenue Recognition

We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump-sum payments for the mobilization of rigs and other drilling equipment. We defer revenue

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We recognize revenue for top drives and instrumentation systems we manufacture when the earnings process is complete. This generally occurs when products have been shipped, title and risk of loss have been transferred, collectability is probable, and pricing is fixed and determinable.

In connection with the performance of our cementing services, we recognize product and service revenue when the products are delivered or services are provided to the customer and collectability is reasonably assured. Product sale prices are determined by published price lists provided to our customers.

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

We recognize revenue on our interests in oil and gas properties as production occurs and title passes. We apply the entitlement method of accounting for natural gas revenue. Under this method, revenues are recognized based on our revenue interest of production from our properties in which sales are disproportionately allocated to owners because of marketing or other contractual arrangements. Accordingly, revenue is not recognized for deliveries in excess of our net revenue interest, while revenue is recognized for any under delivered volumes. Production imbalances are generally recorded at estimated sales prices of the anticipated future settlements of the imbalances. Production volume is monitored to minimize these natural gas imbalances.

Share-Based Compensation

We record compensation expense for all share-based awards granted. The amount of compensation expense recognized is based on the grant-date fair value. See Note 8 — Share-Based Compensation for additional discussion.

Income Taxes

We are a Bermuda exempted company and are not subject to income taxes in Bermuda. Consequently, income taxes have been provided based on the tax laws and rates in effect in the countries in which our operations are conducted and income is earned. The income taxes in these jurisdictions vary substantially. Our effective tax rate for financial statement purposes will continue to fluctuate from year to year because our operations are conducted in different taxing jurisdictions.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

•	financial instruments;

•	depreciation of property, plant and equipment;

•	impairment of long-lived assets;

•	impairment of goodwill and intangible assets;

•	impairment of oil and gas properties;

•	valuation of oil and gas reserves;

•	income taxes;

•	litigation and self-insurance reserves;

•	fair value of assets acquired and liabilities assumed; and

•	share-based compensation.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In December 2008, the SEC issued a Final Rule, “Modernization of Oil and Gas Reporting.” This rule revised some of the oil and gas reporting disclosures in Regulation S-K and Regulation S-X under the Securities Act and the Exchange Act, as well as Industry Guide 2. Effective December 31, 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance that substantially aligned the oil and gas accounting disclosures with the SEC’s Final Rule. The standard requires that entities use 12-month average natural gas and oil prices when calculating the quantities of proved reserves and performing the full-cost ceiling test calculation. The standard also clarified that an entity’s equity-method investments must be considered in determining whether it has significant oil and gas activities. The disclosure requirements were effective for registration statements filed on or after January 1, 2010 and for annual financial statements filed on or after December 31, 2009. The FASB provided a one-year deferral of the disclosure requirements if an entity became subject to the requirements because of a change to the definition of significant oil and gas activities. When operating results from our wholly owned oil and gas activities were considered with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, we had significant oil and gas activities under the new definition. Our oil and gas disclosures for the years ended December 31, 2011 and 2010 are provided in Note 24 — Supplementary Information on Oil and Gas Exploration and Production Activities.

Effective January 1, 2010, we adopted the revised provisions relating to consolidation of variable interest entities within the Consolidations Topic of the FASB’s Accounting Standards Codification (“ASC”). The revised provisions replaced the quantitative approach to identify a variable interest entity with a qualitative approach that focuses on an entity’s control and ability to direct the variable interest entity’s activities. The application of these provisions did not have a material impact on our consolidated financial statements.

The FASB issued new guidance relating to revenue recognition for contractual arrangements with multiple revenue-generating activities. The ASC Topic for revenue recognition includes identification of a unit of accounting and how arrangement consideration should be allocated to separate the units of accounting, when applicable. The new guidance, including expanded disclosures, became applicable to us for contracts entered into after June 15, 2010. The adoption of these rules did not have a significant impact on our consolidated financial statements.

In May 2011, the FASB issued an Accounting Standards Update (“ASU”) to clarify the application of some of the existing fair value measurement and disclosure requirements. These changes are effective for interim and annual periods that begin after December 15, 2011. The disclosure requirements did not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued an ASU relating to the presentation of other comprehensive income (“OCI”). This ASU does not change the items that are reported in OCI, but does remove the option to present the components of OCI within the statement of changes in equity. In addition, this ASU will require OCI presentation on the face of the financial statements. These changes are effective for interim and annual periods that begin after December 15, 2011, and are applied retrospectively to all periods presented. Early adoption is permitted. We adopted the ASU beginning January 1, 2012 and it did not have an impact on our consolidated financial statements.

In September 2011, the FASB issued a revised ASU relating to goodwill impairment tests. An entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value is less than its

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted the ASU beginning January 1, 2012 and will apply it to our goodwill impairment tests.

Note 3    Impairments and Other Charges

The following table provides the components of impairments and other charges recorded during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Provision for termination payment	$100,000	$—	$—
Provision for retirement of long-lived assets	98,072	23,213	64,229
Impairment of long-lived assets	—	27,372	—
Goodwill impairments	—	10,707	—
Other-than-temporary impairment of equity security	—	—	18,665
Other-than-temporary impairment of debt security	—	—	40,300
Less other-than-temporary impairment recognized in accumulated other comprehensive income (loss)	—	—	(4,651)

Credit-related impairment of investment	—	—	35,649

Impairments and other charges	$198,072	$61,292	$118,543

Provision for termination payment

During the fourth quarter of 2011, we recorded a provision for a contingent liability that existed on December 31, 2011 related to the change of our Chief Executive Officer that occurred in October. This charge resulted from the potential termination payment to our former Chief Executive Officer, Mr. Isenberg, under the terms of his employment contract. Subsequent to December 31, 2011, Mr. Isenberg elected to forego triggering that payment, and as a result, the Company does not owe the termination payment. In connection with that development, the Company announced plans to make charitable contributions to benefit the needs of its employees and other community-based causes. The Company contributed one million Nabors’ common shares previously held by an affiliate to the Nabors Charitable Foundation, a 501(c)(3) organization, in support of this objective. The election of Mr. Isenberg to forego triggering the potential payment, offset by the charitable contributions described above, will be recorded as a capital contribution during the first quarter of 2012.

Provision for retirement of long-lived assets

During 2011, we recorded a provision for retirement of long-lived assets totaling $98.1 million in multiple operating segments. This related to the decommissioning and retirement of one jackup rig, 116 land rigs, and a number of rigs for well-servicing and trucks. Our U.S. Lower 48 Land Drilling, International and U.S. Land Well-servicing operations recorded $63.2 million, $26.1 million and $8.9 million, respectively. These assets were deemed to be functionally or economically non-competitive for today’s market and are being dismantled for parts and scrap.

During 2010, we recorded a provision for retirement of long-lived assets totaling $23.2 million related to the abandonment of certain rig components, comprised of engines, top-drive units, building modules and other equipment that had become obsolete or inoperable in our U.S. Lower 48 Land Drilling, U.S. Well-servicing and U.S. Offshore Contract Drilling operating segments.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2009, we recorded a provision for retirement of long-lived assets totaling $64.2 million related to assets in our U.S. Offshore, Alaska, Canada and International Contract Drilling operating segments. The retirements included inactive workover jackup rigs in our U.S. Offshore and International operations, the structural frames of some incomplete coiled tubing rigs in our Canada operations and miscellaneous rig components in our Alaska operations.

Impairments of Long-Lived Assets

We did not record any impairment of long-lived assets in 2011. During 2010, we recognized $27.3 million in impairment charges related to some jackup rigs in our U.S. Offshore operating segment. These impairment charges stemmed from annual impairment tests on long-lived assets.

The impairments and other charges, inclusive of the provisions for retirement and impairments of long-lived assets, recognized during 2011, 2010 and 2009 were determined necessary as a result of continued lower commodity prices and uncertainty in the oil and gas environment and its related impact on drilling and well-servicing activity and our dayrates. A prolonged period of legislative uncertainty in our U.S. Offshore operations, or continued period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

Goodwill Impairments

We did not record any goodwill impairment in 2011. In 2010, we recognized an impairment of approximately $10.7 million relating to our goodwill balance of our U.S. Offshore operating segment. The impairment charge stemmed from our annual impairment test on goodwill, which compared the estimated fair value of each of our reporting units to its carrying value. The estimated fair value of our U.S. Offshore segment was determined using discounted cash flow models involving assumptions based on our utilization of rigs and revenues as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. We determined that the fair value estimated for purposes of this test represented a Level 3 fair value measurement. The impairment charge was deemed necessary due to the uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico. Many of our customers suspended drilling operations in the Gulf of Mexico, largely as a result of their inability to obtain government permits. Although the U.S. deepwater drilling moratorium has been lifted, our customers have continued to encounter delays in obtaining government permits. It is uncertain when this will improve. A significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results. See Note 2 — Summary of Significant Accounting Policies (included under the caption “Goodwill”) for amounts of goodwill related to each of our reporting units.

Other than Temporary Impairments of Debt and Equity Securities

We did not record any other-than-temporary impairments in 2011 or 2010. During 2009, we recorded other-than-temporary impairments to our available-for-sale securities totaling $54.3 million. Of this, $35.6 million was related to an investment in a corporate bond that was downgraded to non-investment grade level by Standard and Poor’s and Moody’s Investors Service during the year. Our determination that the impairment was other-than-temporary was based on a variety of factors, including the length of time and extent to which the market value

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had been less than cost, the financial condition of the issuer of the security, and the credit ratings and recent reorganization of the issuer.

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

Note 4     Discontinued Operations

During 2010, we began actively marketing our oil and gas assets in Canada and Colombia, including our 49.7% and then 50.0% ownership interests in our investments of Remora and SMVP, respectively. All of these assets are included in our Oil and Gas operating segment.

In June 2011, the equity owners of SMVP dissolved the partnership and a proportionate share of the assets and liabilities were conveyed to us in exchange for our ownership interest. The exchange was not a material transaction to us and we accounted for it as a business combination. We continue to market these assets for sale, and believe that they are properly reflected in our assets held for sale balances at December 31, 2011.

In April 2011, we sold some of our wholly owned oil and gas assets in Colombia to an unrelated third party. We received proceeds of $89.2 million from this sale and recognized a gain of approximately $39.6 million. Additionally during the second quarter of 2011, Remora completed sales of its oil and gas assets in Colombia. Remora received gross proceeds of approximately $333.1 million from these sales and has made cash distributions to us in the amount of $143.0 million, with a final distribution expected upon dissolution of the joint venture.

During the fourth quarter of 2011, we announced our intention to dispose of a significant portion of our oil and gas portfolio in an expeditious and prudent manner, and accordingly, reclassified the carrying value of our wholly owned U.S. oil and gas assets to assets held for sale at December 31, 2011. During the fourth quarter of 2011, we also determined that one of our Canadian subsidiaries that provides logistic services for onshore drilling using helicopter and fixed-wing aircraft met the accounting criteria of assets held for sale. Based on quoted market prices, the carrying value of the assets was adjusted to its fair value, resulting in an impairment of $7.9 million, which is included in discontinued operations for the year ended December 31, 2011. We reclassified the adjusted carrying value of these assets to assets held for sale at December 31, 2011.

On December 14, 2011, we sold our 25% working interest in the Cat Canyon and West Cat Canyon fields in Santa Barbara County, California. We received proceeds of approximately $71.6 million from the sale and recognized a gain of approximately $7.2 million.

At December 31, 2011, our assets held for sale included suspended wells that have capitalized costs for more than one year. Specifically, on the north slope of Alaska, five wells, including two drilled in 2007, one drilled in 2008 and two drilled in 2010, were suspended with total capitalized costs of $42.8 million. Further drilling is needed over the area to determine if the discovery holds sufficient quantities of reserves to justify future investment of infrastructure. One well remains in the process of drilling with total capitalized costs of $12.1 million at December 31, 2011.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011, our consolidated balance sheet included a current liability of discontinued operations of $54.3 million that is included in other liabilities and a noncurrent liability of discontinued operations of $71.4 million that is included in other long-term liabilities.

The operating results from the assets discussed above for all periods presented are retroactively presented and accounted for as discontinued operations in the accompanying audited consolidated statements of income (loss) and the respective accompanying notes to the consolidated financial statements. Our condensed statements of income (loss) from discontinued operations for each operating segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
Condensed Statements of Income — Oil and Gas Operating segment	2011		2010		2009
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates
Oil and Gas	$125,654	(1)	$37,615		$(57,864	)(2)
Income (loss) from discontinued operations
Income (loss) from discontinued operations	$18.660		$(26,139)		$(81,678)
Impairment on wholly owned assets	(255,046	)(3)	(192,179	)(4)	(205,897	)(5)
Gain (loss) on disposal of assets	46,811		—		—
Less: income tax expense (benefit)	(98,181)		(62,028)		(85,431)

Income (loss) from discontinued operations, net of tax	$(91,394)		$(156,290)		$(202,144)

(1)	Includes approximately $83 million of equity in earnings during 2011 for our proportionate share of Remora’s net income, inclusive of the gains recognized for asset sales during 2011.

(2)	Includes our proportionate share of full-cost ceiling test writedowns of $47.8 million during 2009.

(3)	Includes impairments of $255.0 million to write down the carrying value of our wholly owned oil and gas-centered assets, including $27.2 million related to an oil and gas financing receivable that was deemed uncollectible.

(4)	Includes impairments of $192.2 million related to our wholly owned oil and gas assets. Of this total, $137.8 million represented writedowns to the carrying value of some acreage in the United States, which we currently do not have future plans to develop due to sustained low natural gas prices, and certain exploratory wells in Colombia, which we determined were uneconomical to develop in the foreseeable future. The remaining $54.3 million related to impairment of an oil and gas financing receivable was determined using discounted cash flow models, a Level 3 measurement, and involved assumptions based on estimated cash flows for proved and probable reserves, undeveloped acreage value, and current and expected natural gas prices.

(5)	Includes impairments totaling $205.9 million to some of our wholly owned oil and gas assets. We recognized an impairment of $149.1 million to a financing receivable as a result of commodity price deterioration and the lower price environment lasting longer than expected. The prolonged period of lower prices significantly reduced demand for future gas production and development in the Barnett Shale area of north central Texas and influenced our decision not to expend capital to develop on some of the undeveloped acreage. Annual impairment tests on our U.S. wholly owned oil and gas properties resulted in impairment charges of $56.8 million to write down the carrying value of some acreage that we do not have future plans to develop.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
Condensed Statements of Income — Other Operating Segments	2011	2010		2009
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates
Other Operating Segments	$29,713	$29,739		$28,751
Income (loss) from discontinued operations
Income (loss) from discontinued operations	$(210)	$1,059		$(1,636)
Goodwill impairment	—	—		(14,689	)(6)
Impairment of long-lived assets	(7,853)	(7,460	)(7)	—
Gain (loss) on disposal of assets	—	—		—
Less: income tax expense (benefit)	(2,017)	(1,601)		140

Income (loss) from discontinued operations, net of tax	$(6,046)	$(4,800)		$(16,465)

(6)	Includes $14.7 million to impair the remaining goodwill balance of Nabors Blue Sky Ltd. as a result of our annual goodwill impairment tests. We determined the impairment charge was necessary due to the continued downturn in the oil and gas industry in Canada and the lack of certainty regarding eventual recovery in the value of these operations.

(7)	Includes $7.5 million of impairment to our aircraft and some drilling equipment during the year ended December 31, 2010. These impairment charges resulted from annual impairment tests on long-lived assets.

Additional discussion of our policy pertaining to the calculations of our annual impairment tests, including any impairment to goodwill, is set forth in Note 2 — Summary of Significant Accounting Policies. A further protraction of lower commodity prices or an inability to sell these assets in a timely manner could result in recognition of future impairment charges.

Note 5    Acquisitions

2011 Acquisitions

In July 2011, we paid $65 million in cash to acquire the remaining 50 percent equity interest of Peak, making it a wholly owned subsidiary on this date. Peak operates in Alaska, providing construction and rig moving services in icy conditions as well as light and heavy-duty moving, hauling and maintenance services. Previously, we held a 50 percent equity interest with a carrying value of $38.1 million that we had accounted for as an equity method investment. As a result of the acquisition, we consolidated the assets and liabilities of Peak during the third quarter of 2011 based on their respective fair values, in accordance with Topic 805 — Business Combinations. The excess of the estimated fair value of the assets and liabilities over the net carrying value of our previously held equity interest resulted in a gain of $13.1 million and is reflected in losses (gains) on sales and retirements of long-lived assets and other expense (income) for the year ended December 31, 2011.

In June 2011, the equity owners of SMVP dissolved the partnership and a proportionate share of the assets and liabilities were conveyed to us in exchange for our ownership interest. The assets continued to be presented as held for sale and the operating results in discontinued operations for all periods presented. See Note 4 — Discontinued Operations for additional discussion.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 Acquisitions

In September 2010, we acquired through a tender offer and merger all of the outstanding common stock of Superior at a price per share equal to $22.12, for a cash purchase price of approximately $681.3 million. The effects of the Superior acquisition and the operating results are included in the accompanying consolidated financial statements for the period subsequent to the effective date of the acquisition. Superior contributed revenues of $1.2 billion to our consolidated revenues for the year ended December 31, 2011.

As part of this acquisition, we recognized $7.0 million of acquisition-related transaction costs in losses (gains) on sales and retirements of long-lived assets and other expense (income) for the year ended December 31, 2010. The acquisition-related transaction costs consisted primarily of investment banking fees and legal and accounting costs. The acquisition enhanced our well-servicing, including the addition of hydraulic fracturing to our services, and workover capacity work throughout the Appalachian, Mid-Continent, Rocky Mountain, Southeast and Southwest regions of the United States.

The following table provides the allocation of the purchase price as of the acquisition date. The purchase price for Superior was allocated to the net tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the purchase price over such fair values was recorded as goodwill.

Estimated Fair Value
(In thousands)
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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

We identified other intangible assets associated with fracturing and fluid logistics services, including trade name, technology, employment contracts and non-compete agreements and customer relationships. The amortization of the intangible assets is calculated on a straight-line basis, which estimates the consumption of economic benefits. The following table summarizes the intangible assets recognized at the acquisition date, the monthly amortization expense as well as their estimated useful lives:

	Estimated Fair Value	Monthly Amortization	Estimated Useful Life
	(In thousands)
Superior trade name	$88,767	$740	10 years
Technology	5,294	88	5 years
Employment contracts and non-compete agreements	675	33	1-3 years
Customer relationships	37,075	308	10 years

Total identifiable intangible assets	$131,811	$1,169

Goodwill

Goodwill of $335.0 million arising from the Superior acquisition consisted largely of the expected synergies and economies of scale from combining the operations of Nabors and Superior. We have allocated the goodwill to our Pressure Pumping operating segment. See Note 2 — Summary of Significant Account Policies for additional information.

Long-term debt

Long-term debt included a secured revolving credit facility and second lien notes at the acquisition date. As of December 31, 2010, all amounts outstanding had been repaid. See Note 12 — Debt for additional information.

On December 31, 2010, we purchased the business of Energy Contractors for a total cash purchase price of $53.4 million. The assets were comprised of vehicles and rig equipment and have been included in our U.S. Well-servicing operating segment. The purchase price was allocated to the net tangible and intangible assets acquired based on their fair value as of December 31, 2010. The excess of the purchase price over the fair values of the assets acquired was recorded as goodwill in the amount of $4.2 million.

Note 6    Cash and Cash Equivalents and Short-term Investments

Our cash and cash equivalents and short-term investments consisted of the following:

	December 31,	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$398,575	$641,702
Short-term investments:
Trading equity securities	11,600	19,630
Available-for-sale equity securities	71,433	79,698
Available-for-sale debt securities	57,881	60,160

Total short-term investments	$140,914	$159,488

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain information related to our cash and cash equivalents and short-term investments follows:

	December 31,
	2011			2010
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$398,575	$—	$—	$641,702	$—	$—

Short-term investments:
Trading equity securities	11,600	5,876	—	19,630	13,906	—

Available-for-sale equity securities	71,433	33,075	—	79,698	38,176	(2,274)

Available-for-sale debt securities:
Commercial paper and CDs	1,230	—	—	1,275	—	—
Corporate debt securities	51,300	22,494	(2,095)	52,022	15,274	(18)
Mortgage-backed debt securities	309	10	—	372	16	—
Mortgage-CMO debt securities	2,547	13	(15)	3,015	21	(6)
Asset-backed debt securities	2,495	—	(238)	3,476	—	(268)

Total available-for-sale debt securities	57,881	22,517	(2,348)	60,160	15,311	(292)

Total available-for-sale securities	129,314	55,592	(2,348)	139,858	53,487	(2,566)

Total short-term investments	140,914	61,468	(2,348)	159,488	67,393	(2,566)

Total cash, cash equivalents and short-term investments	$539,489	$61,468	$(2,348)	$801,190	$67,393	$(2,566)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of December 31, 2011
	Less Than 12 Months		More Than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Available-for-sale equity securities	$—	$—	$—	$—
Available-for-sale debt securities:(1)
Corporate debt securities	17,700	2,095	—	—
Mortgage-CMO debt securities	2,217	7	83	8
Asset-backed debt securities	—	—	2,494	238

Total available-for-sale debt securities	19,917	2,102	2,577	246

Total	$19,917	$2,102	$2,577	$246

(1)	Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities. Each of these securities have a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other-than-temporary at December 31, 2011.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at December 31, 2011, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated Fair Value
December 31, 2011
(In thousands)
Debt securities:
Due in one year or less	$1,230
Due after one year through five years	—
Due in more than five years	56,651

Total debt securities	$57,881

Certain information regarding our debt and equity securities is presented below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Available-for-sale:
Proceeds from sales and maturities	$12,672	$13,062	$23,411
Realized gains (losses), net	3,036	1,692	(54,311	)(1)

(1)	Includes other-than-temporary impairments of $18.7 million related to an equity security and a $35.6 million credit-related impairment to a corporate debt security.

Note 7    Fair Value Measurements

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2011. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities — energy industry	$60,923	$10,510	$—	$71,433
Available-for-sale debt securities
Commercial paper and CDs	1,230	—	—	1,230
Corporate debt securities	—	51,300	—	51,300
Mortgage-backed debt securities	—	309	—	309
Mortgage-CMO debt securities	—	2,547	—	2,547
Asset-backed debt securities	2,495	—	—	2,495
Trading securities — energy industry	11,600	—	—	11,600

Total short-term investments	$76,248	$64,666	$—	$140,914

Liabilities:
Derivative contract	$—	$1,281	$—	$1,281

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our long-term debt and subsidiary preferred stock is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
5.375% senior notes due August 2012(1)	$274,604	$281,188	$273,977	$291,500
6.15% senior notes due February 2018	967,490	1,113,986	966,276	1,041,008
9.25% senior notes due January 2019	1,125,000	1,419,514	1,125,000	1,393,943
5.00% senior notes due September 2020	697,343	734,475	697,037	678,335
4.625% senior notes due September 2021	697,667	708,176	—	—
0.94% senior exchangeable notes due May 2011	—	—	1,378,178	1,403,315
Subsidiary preferred stock	69,188	68,625	69,188	68,625
Revolving credit facilities	860,000	860,000	—	—
Other	1,712	1,712	2,676	2,676

	$4,693,004	$5,187,676	$4,512,332	$4,879,402

(1)	Includes $.3 million and $.7 million as of December 31, 2011 and 2010, respectively, related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of December 31, 2011, our short-term investments were carried at fair market value and included $129.3 million and $11.6 million in securities classified as available-for-sale and trading, respectively. As of December 31, 2010, our short-term investments were carried at fair market value and included $139.9 million and $19.6 million in securities classified as available-for-sale and trading, respectively. The carrying values of our long-term investments that are accounted for using the equity method of accounting approximate fair value. The fair value of these long-term investments totaled $5.9 million and $7.4 million as of December 31, 2011 and 2010, respectively.

Note 8    Share-Based Compensation

Total share-based compensation expense, which includes both stock options and restricted stock, totaled $21.2 million, $13.7 million and $106.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Compensation expense related to awards of restricted stock totaled $13.4 million, $10.5 million and $88.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments. See Note 22 — Segment Information. Total share-based compensation expense for 2009 included the recognition of $72.1 million of compensation expense related to previously granted restricted stock and option awards held by Nabors’ Chairman and then Chief Executive Officer, Eugene M. Isenberg, and its Deputy Chairman, President and then Chief Operating Officer, Anthony G. Petrello, that was unrecognized as of April 1, 2009. The recognition of this expense resulted from provisions of their respective new employment agreements which effectively eliminated the risk of forfeiture of such awards. See Note 18 — Commitments and Contingencies for additional information.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cash flows resulting from tax deductions in excess of the compensation cost recognized for share-based awards (excess tax benefits) are classified as financing cash flows. The actual tax benefit realized from share-based awards during the years ended December 31, 2011, 2010 and 2009 was $.2 million, $.1 million and $.3 million, respectively.

Stock Option Plans

As of December 31, 2011, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives, options granted may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 15.5 million and 17.3 million Nabors common shares remained available for grant as of December 31, 2011 and 2010, respectively. Of the common shares available for grant as of December 31, 2011, approximately 15.5 million of these shares are also available for issuance in the form of restricted shares.

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

We also consider an estimated forfeiture rate for these option awards, and we recognize compensation cost only for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years. The forfeiture rate is based on historical experience. Estimated forfeitures have been adjusted to reflect actual forfeitures during 2011.

Stock option transactions under our various stock-based employee compensation plans are presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except exercise price)
Options outstanding as of December 31, 2010	28,932	$18.73
Granted	931	15.67
Exercised	(1,116)	12.50
Surrendered(1)	(418)	13.53
Forfeited	(459)	20.74

Options outstanding as of December 31, 2011	27,870	$18.94	3.65 years	$83,306

Options exercisable as of December 31, 2011	24,939	$19.83	3.14 years	$65,949

(1)	Represents unexercised vested stock options that were surrendered by key officers and directors, to satisfy the option exercise price and related income taxes. See related discussion at Note 14 — Common Shares.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the options outstanding, 24.9 million, 24.9 million and 27.2 million were exercisable at weighted-average exercise prices of $19.83, $20.19 and $21.04, as of December 31, 2011, 2010 and 2009, respectively.

During the years ended December 31, 2011, 2010 and 2009, respectively, we awarded options vesting over periods up to four years to purchase 930,753, 32,115 and 10,015,883 of our common shares to our employees, executive officers and directors.

The fair value of stock options granted during 2011, 2010 and 2009 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Weighted average fair value of options granted:	$6.24	$6.62	$2.85
Weighted average risk free interest rate:	.65%	1.49%	1.75%
Dividend yield:	0%	0%	0%
Volatility:(1)	51.09%	41.44%	34.78%
Expected life:	4.0 years	4.0 years	4.0 years

(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

A summary of our unvested stock options as of December 31, 2011, and the changes during the year then ended is presented below:

Unvested Stock Options	Outstanding	Weighted-Average Grant-Date Fair Value
	(In thousands, except fair values)
Unvested as of December 31, 2010	3,941	$2.81
Granted	931	6.24
Vested	(1,800)	2.87
Forfeited	(172)	2.73

Unvested as of December 31, 2011	2,900	$3.88

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $18.3 million, $6.9 million and $19.7 million, respectively. The total fair value of options that vested during the years ended December 31, 2011, 2010 and 2009 was $5.2 million, $5.6 million and $10.8 million, respectively.

As of December 31, 2011, there was $4.0 million of total future compensation cost related to unvested options that are expected to vest. That cost is expected to be recognized over a weighted-average period of approximately two years.

Restricted Stock and Restricted Stock Units

Our stock plans allow grants of restricted stock. Restricted stock is issued on the grant date, but cannot be sold or transferred. Restricted stock vests in varying periodic installments ranging from three to five years.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our restricted stock as of December 31, 2011, and the changes during the year then ended, is presented below:

Restricted Stock	Outstanding	Weighted-Average Grant-Date Fair Value
	(In thousands, except fair values)
Unvested as of December 31, 2010	1,945	$19.23
Granted	1,096	27.32
Vested	(1,400)	17.43
Forfeited	(85)	28.11

Unvested as of December 31, 2011	1,556	$26.07

During 2011 and 2010, we awarded 1,096,379 and 538,496 shares of restricted stock, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $30.0 million and $11.9 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $21.4 million, $26.7 million and $23.9 million, respectively.

As of December 31, 2011, there was $28.9 million of total future compensation cost related to unvested restricted stock awards that are expected to vest. That cost is expected to be recognized over a weighted-average period of approximately two years.

Note 9    Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2011	2010
	(In thousands)
Land	$22,120	$12,087
Buildings	132,753	122,635
Drilling, workover and well-servicing rigs, and related equipment	11,150,927	10,632,968
Marine transportation and supply vessels	14,023	13,663
Oilfield hauling and mobile equipment	1,171,930	551,892
Other machinery and equipment	248,938	143,976
Oil and gas properties(1)	42,033	664,289
Construction in process(2)	815,987	349,455

	13,598,711	12,490,965
Less: accumulated depreciation and amortization	(4,928,781)	(4,182,122)
accumulated depletion on oil and gas properties	(39,984)	(493,424)

	$8,629,946	$7,815,419

(1)	A significant portion of our oil and gas properties have been reclassified to assets held for sale at December 31, 2011. Information relating to suspended wells that have capitalized costs for more than one year on this date is located at Note 4 — Discontinued Operations.

(2)	Relates to amounts capitalized for new or substantially new drilling, workover and well-servicing rigs that were under construction and had not yet been placed in service as of December 31, 2011 or 2010.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $586.4 million, $382.5 million and $277.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Interest costs of $24.0 million, $12.4 million and $29.9 million were capitalized during the years ended December 31, 2011, 2010 and 2009, respectively.

Note 10    Investments in Unconsolidated Affiliates

Our principal investments in unconsolidated affiliates accounted for using the equity method include drilling and workover operations located in Saudi Arabia (51% ownership) and an oil and gas exploration, development and production joint venture in the United States (49.7%). These unconsolidated affiliates are integral to our operations in those locations. See Note 17 — Related-Party Transactions for a discussion of transactions with all of these related parties.

As of December 31, 2011 and 2010, our consolidated balance sheets reflect our investments in unconsolidated affiliates accounted for using the equity method totaling $371.0 million and $265.8 million, respectively, and at December 31, 2010, our investments in unconsolidated affiliates accounted for using the cost method totaling $1.9 million. Assets held for sale include investments in unconsolidated affiliates accounted for using the equity method totaling $13.7 million and $79.5 million at December 31, 2011 and 2010, respectively.

Combined condensed financial data for investments in unconsolidated affiliates, including assets classified as held for sale, are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Current assets	$311,972	$322,086
Long-term assets	1,728,399	1,332,212
Current liabilities	275,171	345,279
Long-term liabilities	800,444	460,198

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Gross revenues	$832,774	$901,742	$960,823
Gross margin	278,019	241,831	223,005
Net income (loss)	270,161	48,426	(462,613)
Nabors’ earnings (losses) from unconsolidated affiliates(1)	56,647	33,267	(155,432)

(1)	Nabors’ earnings (losses) from unconsolidated affiliates included in discontinued operations, net of tax was $76.5 million, $(10.6) million, and $(59.2) million, respectively, for the years ended December 31, 2011, 2010 and 2009.

Cumulative undistributed (losses) earnings of our unconsolidated affiliates included in our retained earnings as of December 31, 2011 and 2010 totaled approximately $(404.6) million and $(373.9) million, respectively. The Earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss) for the years ended December 31, 2011 and 2009 include our proportionate share of full-cost ceiling test writedowns of $15.6 million and $189.3 million, respectively, from our unconsolidated U.S. oil and gas joint venture. This writedown

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is included in our Oil and Gas operating segment results. Our proportionate share of a full-cost ceiling test writedown of $47.8 million recorded for the year ended December 31, 2009 by unconsolidated oil and gas joint ventures is reflected in discontinued operations. See Note 4 — Discontinued Operations for additional information.

Note 11    Financial Instruments and Risk Concentration

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

At various times, we utilize local currency borrowings (foreign-currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate.

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments, oil and gas financing receivables, accounts receivable and our range-cap-and-floor derivative instrument. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short-term and long-term investments are managed within established guidelines that limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate and Marketable and Non-marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our 5.375%, 6.15%, 9.25%, 5.0% and 4.625% senior notes, our range-cap-and-floor derivative instrument, our investments in debt securities (including corporate, asset-backed, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

On October 21, 2002, we entered into an interest rate swap transaction with a third-party financial institution to hedge our exposure to changes in the fair value of $200 million of our fixed rate 5.375% senior notes due 2012, which has been designated as a fair value hedge. Additionally on that date, we purchased a LIBOR range-cap and sold a LIBOR floor, in the form of a cashless collar, with the same third-party financial institution to help mitigate and manage our exposure to changes in the three-month U.S. dollar LIBOR rate. This transaction does not qualify for hedge accounting treatment, and any change in the cumulative fair value of this transaction will be reflected as a gain or loss in our consolidated statements of income (loss). In June 2004, we unwound $100 million of the $200 million range-cap-and-floor derivative instrument. During the fourth quarter of 2005, we unwound the interest rate swap resulting in a loss of $2.7 million, which has been deferred and will be recognized as an increase to interest expense over the remaining life of our 5.375% senior notes due 2012. During the year ended December 31, 2005, we recorded interest savings of $2.7 million related to our interest rate swap agreement accounted for as a fair value hedge, which served to reduce interest expense.

The fair value of our range-cap-and-floor transaction is recorded as a derivative liability and included in other long-term liabilities. It totaled approximately $1.3 million and $3.4 million as of December 31, 2011 and 2010, respectively. During 2011, 2010 and 2009, we recorded gains or (losses) of approximately $2.2 million, $(.1) million and $1.4 million, respectively, related to this derivative instrument; these amounts are included in losses (gains) on sales and retirements of long-lived assets and other expense (income), net in our consolidated statements of income (loss).

Note 12    Debt

Long-term debt consisted of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
5.375% senior notes due August 2012	$274,604	$273,977
6.15% senior notes due February 2018	967,490	966,276
9.25% senior notes due January 2019	1,125,000	1,125,000
5.00% senior notes due September 2020	697,343	697,037
4.625% senior notes due September 2021	697,667	—
0.94% senior exchangeable notes due May 2011	—	1,378,178
Revolving credit facilities	860,000	—
Other	1,712	2,676

	4,623,816	4,443,144
Less: current portion	275,326	1,379,018

	$4,348,490	$3,064,126

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, the maturities of our primary debt for each of the five years after 2011 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2012	$275,000	(1)
2013	—
2014	860,000	(2)
2015	—
2016	—
Thereafter	3,500,000	(3)

	$4,635,000

(1)	Represents our 5.375% senior notes due August 2012.

(2)	Represents amounts drawn on revolving credit facilities, which expire September 2014.

(3)	Represents our 6.15% senior notes due February 2018, 9.25% senior notes due January 2019, 5.0% senior notes due September 2020 and 4.625% senior notes due September 2021.

5.375% Senior Notes Due August 2012

At December 31, 2011, the current portion of our long-term debt included Nabors Delaware’s 5.375% senior notes of $274.6 million.

On August 22, 2002, Nabors Delaware issued $275 million aggregate principal amount of 5.375% senior notes due 2012, which are fully and unconditionally guaranteed by us. The notes were resold by a placement agent to qualified institutional buyers under Rule 144A of the Securities Act of 1933. Interest on the notes is payable semi-annually on February 15 and August 15 of each year.

The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The notes rank equal in right of payment with any of Nabors Delaware’s future unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s subordinated debt. The guarantee of Nabors with respect to the notes issued by Nabors Delaware, is similarly unsecured and has a similar ranking to the series of notes so guaranteed.

Subject to certain qualifications and limitations, the indentures governing the notes issued by Nabors Delaware limit the ability of Nabors and its subsidiaries to incur liens and to enter into sale and lease-back transactions. In addition, the indentures limit our ability to enter into mergers, consolidations or transfers of all or substantially all of our assets unless the successor company assumes their obligations under the applicable indenture.

6.15% Senior Notes Due February 2018

On February 20, 2008, Nabors Delaware completed a private placement of $575 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. On July 22, 2008, Nabors Delaware completed an additional private placement under the same indenture of $400 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. These new notes are

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to the same rates, terms and conditions and together will be treated as a single class of debt securities under the indenture (together $975 million 6.15% senior notes due 2018). The issue of notes was resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act and to certain investors outside of the United States under Regulation S of the Securities Act. The notes bear interest at a rate of 6.15% per year, payable semi-annually on February 15 and August 15 and will mature on February 15, 2018.

The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware’s future secured debt. The senior notes rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s future senior subordinated debt. Our guarantee of the senior notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the notes.

9.25% Senior Notes Due January 2019

On January 12, 2009, Nabors Delaware completed a private placement of $1.125 billion aggregate principal amount of 9.25% senior notes due 2019 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. The notes were resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors outside of the United States under Regulation S of the Securities Act. The notes bear interest at a rate of 9.25% per year, payable semi-annually on January 15 and July 15 and will mature on January 15, 2019.

The notes are unsecured and are junior in right of payment to any of Nabors Delaware’s future secured debt. The notes rank equally with any of Nabors Delaware’s other existing and future unsubordinated debt and are senior in right of payment to any of Nabors Delaware’s future senior subordinated debt. Our guarantee of the notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the applicable indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the notes.

5.0% Senior Notes Due September 2020

On September 14, 2010, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 5.0% senior notes due 2020, which are unsecured and fully and unconditionally guaranteed by us. The notes are subject to registration rights. The notes were resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors outside of the United States under Regulation S of the Securities Act. The notes pay interest semi-annually on March 15 and September 15, beginning on March 15, 2011 and will mature on September 15, 2020.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notes rank equal in right of payment to all of Nabors Delaware’s existing and future unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware’s existing and future senior subordinated and subordinated indebtedness. Our guarantee of the notes is unsecured and an unsubordinated obligation and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. Nabors Delaware used a portion of the proceeds to repay the borrowing under a revolving credit facility incurred to fund the Superior Merger.

Prior to the issuance of the notes during September 2010, we entered into a Treasury rate lock with a total notional amount of $500 million to hedge the risk of changes in semiannual interest payments. We designated the Treasury rate lock derivative as a cash flow hedge and upon settlement paid $5.7 million, due to the change in the fair value of the derivative. The loss was recognized as a component of accumulated other comprehensive income in our consolidated statement of changes in equity and is being amortized as additional interest expense over the life of the notes. There was no ineffectiveness associated with this hedge during the year ended December 31, 2010.

4.625% Senior Notes Due September 2021

On August 23, 2011, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 4.625% senior notes due 2021, which are unsecured and fully and unconditionally guaranteed by us. The notes have registration rights. The notes were resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors outside of the United States under Regulation S of the Securities Act. The notes pay interest semi-annually on March 15 and September 15, beginning on March 15, 2012 and will mature on September 15, 2021.

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

On November 21, 2011, we and Nabors Delaware filed a registration statement on Form S-4 under the Securities Act. The registration statement related to the exchange offer to noteholders required under the registration rights agreement related to the 4.625% senior notes. On December 19, 2011, the registration statement was declared effective by the SEC. On January 17, 2012, we and Nabors Delaware filed a prospectus and commenced the exchange offer. The exchange offer expired on February 13, 2012 and the exchange closed on February 15, 2012.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Exchangeable Notes

On May 16, 2011, the remaining aggregate principal amount of $1.4 billion of our 0.94% senior exchangeable notes matured and we redeemed them with $1.2 billion of borrowings under our revolving credit facilities and available cash. During 2011, 2010 and 2009, we recognized pre-tax gains (losses) of $(.1) million, $(7.0) million and $11.5 million, respectively, all of which are included in losses (gains) on sales and retirements of long-lived assets and other expense (income), net in our consolidated statements of income (loss) for the respective year.

Revolving Credit Facilities

As of December 31, 2011, we had $540 million of remaining availability from a combined total of $1.4 billion under our existing revolving credit facilities. The existing revolving credit facilities mature in September 2014, and can be used for general corporate purposes, including capital expenditures and working capital. The weighted average interest rate on borrowings at December 31, 2011 was 1.8%. We fully and unconditionally guarantee the obligations under all of these credit facilities.

Nabors Delaware has two senior unsecured revolving credit facilities, which total $1.35 billion, and, as of December 31, 2011, $810 million had been utilized. A third unsecured revolving credit facility for $50 million exists with one of our other subsidiaries and, as of December 31, 2011, had been fully utilized. We have the option to increase the aggregate principal amount of commitments by an additional $200 million by either adding new lenders to these facilities or by requesting existing lenders under the facilities to increase their commitments (in each case with the consent of the new lenders or the increasing lenders).

Borrowings under the senior unsecured revolving credit facilities bear interest, at Nabors Delaware’s option, for either (x) the “Base Rate” (as defined below) plus the applicable interest margin, calculated on the basis of the actual number of days elapsed in a year of 365 days and payable quarterly in arrears or (y) interest periods of one, two, three or six months at an annual rate equal to LIBOR for the corresponding deposits of U.S. dollars, plus the applicable interest margin. The “Base Rate” is defined, for any day, as a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1%, (ii) the prime commercial lending rate of the administrative agent, as established from time to time and (iii) LIBOR for an interest period of one month beginning on such day plus 1%.

The revolving credit facilities contain various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at December 31, 2011. If we should fail to perform our obligations under the covenants, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-Term Borrowings

We had six letter-of-credit facilities with various banks as of December 31, 2011. Availability and borrowings under our letter-of-credit facilities are as follows:

	December 31,
	2011	2010
	(In thousands)
Credit available	$215,901	$270,263
Letters of credit outstanding, inclusive of financial and performance guarantees	(80,408)	(70,605)

Remaining availability	$135,493	$199,658

Note 13    Income Taxes

We apply the provisions of the Income Taxes Topic in the ASC relating to uncertain tax positions. The change in our unrecognized tax benefits for years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance as of January 1,	$81,174	$69,048	$51,819
Additions based on tax positions related to the current year(1)	1,850	1,026	4,787
Additions for tax positions of prior years(1)	11,748	17,060	12,889
Reductions for tax positions of prior years	(11,082)	(4,709)	(447)
Settlements(2)	(14,842)	(1,251)	—

Balance as of December 31,	$68,848	$81,174	$69,048

(1)	Includes an unrecognized tax benefit of $10.8 million related to an Algeria audit assessment.

(2)	Includes $8.6 million related to a settlement of the 1995 to 1997 income tax audits with the Canada Revenue Agency.

The balance also represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. As of December 31, 2011, 2010 and 2009, we had approximately $28.2 million, $42.9 million and $38.5 million, respectively, of interest and penalties related to our total gross unrecognized tax benefits. During the years ended December 31, 2011, 2010 and 2009, we accrued and recognized estimated interest related to unrecognized tax benefits and penalties of approximately $4.6 million, $5.1 million and $5.2 million, respectively. We recognize interest and penalties related to income tax matters in the income tax expense line item in our consolidated statements of income (loss).

We are subject to income taxes in the United States and numerous other jurisdictions. A number of our United States and non-United States income tax returns from 1998 through 2010 are currently under audit examination. We anticipate that several of these audits could be finalized within the next 12 months. It is possible that the benefit relating to our unrecognized tax positions could significantly increase or decrease within the next 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at December 31, 2011.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (loss) from continuing operations before income taxes was comprised of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States and Other Jurisdictions:
United States	$178,270	$(82,723)	$(505,264)
Other jurisdictions	309,499	376,293	574,048

Income (loss) before income taxes from continuing operations	$487,769	$293,570	$68,784

Income taxes have been provided based upon the tax laws and rates in the countries where we operate. We are a Bermuda exempted company. Bermuda does not impose corporate income taxes. Our U.S. subsidiaries are subject to a U.S. federal tax rate of 35%.

Income tax expense (benefit) from continuing operations consisted of the following:

	2011	2010	2009
	(In thousands)
Current:
U.S. federal	$27,649	$(137,847)	$(15,434)
Outside the U.S.	43,732	54,779	84,221
State	38,321	5,859	2,671

	109,702	(77,209)	71,458

Deferred:
U.S. federal	41,540	97,114	(80,353)
Outside the U.S.	4,413	13,607	(46,603)
State	(13,050)	3,438	(8,439)

	32,903	114,159	(135,395)

Income tax expense (benefit)	$142,605	$36,950	$(63,937)

Nabors is not subject to tax in Bermuda. A reconciliation of the differences between taxes on income (loss) before income taxes computed at the appropriate statutory rate and our reported provision for income taxes follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Income tax provision at statutory rate (Bermuda rate of 0%)	$—	$—	$—
Taxes on U.S. and other international earnings (losses) at greater than the Bermuda rate	112,094	18,686	(60,741)
Increase (decrease) in valuation allowance	(6,450)	2,407	6,062
Effect of change in tax rate	(258)	40	(9,248)
Tax reserves and interest	11,948	8,808	14,652
State income taxes	25,271	7,009	(14,662)

Income tax expense (benefit)	$142,605	$36,950	$(63,937)

Effective tax rate	29.2%	12.6%	(93.0)%

The increase in our effective tax rate from 2010 to 2011 is mainly a result of the increase in the proportion of income generated in the United States versus the international jurisdictions in which we operate. Income

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generated in the United States is generally taxed at a higher rate than international jurisdictions.

Our effective income tax rate for 2010 and 2009 reflected the disparity between losses in our U.S. operations (attributable primarily to impairments) and income in our other operations primarily in lower tax jurisdictions. Because the U.S. income tax rate is higher than that of other jurisdictions, the tax benefit from our U.S. losses was not proportionately reduced by the tax expense from our other operations. During 2009, the result was a net tax benefit. In 2009, that benefit represented a significant percentage of our consolidated loss from continuing operations before income taxes. Because of the manner in which that number was derived, we do not believe it represents a meaningful basis for comparing our 2009 effective income tax rate to the 2010 effective income tax rate.

The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,009,318	$1,848,956
Equity compensation	25,937	19,262
Deferred revenue	32,200	13,428
Tax credit and other attribute carryforwards	90,297	89,141
Insurance loss reserve	24,598	28,537
Other	114,043	62,324

Subtotal	2,296,393	2,061,648
Valuation allowance	(1,485,540)	(1,514,153)

Deferred tax assets	$810,853	$547,495

Deferred tax liabilities:
Depreciation, amortization and depletion for tax in excess of book expense	$1,317,256	$1,123,622
Variable interest investments	116,005	75,204
Other	34,822	54,738

Deferred tax liability	1,468,083	1,253,564

Net deferred assets (liabilities)	$(657,230)	$(706,069)

Balance Sheet Summary
Net current deferred asset	$127,874	$31,510
Net noncurrent deferred asset(1)	13,090	33,694
Net current deferred liability(2)	(269)	(1,027)
Net noncurrent deferred liability	(797,925)	(770,246)

Net deferred asset (liability)	$(657,230)	$(706,069)

(1)	This amount is included in other long-term assets.

(2)	This amount is included in accrued liabilities.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For U.S. federal income tax purposes, we have net operating loss (“NOL”) carryforwards of approximately $1.2 billion that, if not utilized, will expire between 2016 and 2031. The NOL carryforwards for alternative minimum tax purposes are approximately $680 million. Additionally, we have NOL carryforwards in other jurisdictions of approximately $5.4 billion of which $408 million that, if not utilized, will expire at various times from 2012 to 2031. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. We have recorded a deferred tax asset of approximately $1.45 billion as of December 31, 2011 relating to NOL carryforwards that have an indefinite life in several non-U.S. jurisdictions. A valuation allowance of approximately $1.45 billion has been recognized because we believe it is more likely than not that substantially all of the deferred tax asset will not be realized.

The NOL carryforwards by year of expiration:

Year Ended December 31,	Total	U.S. Federal		Non-U.S.
	(In thousands)
2012	$8,778	$		$8,778
2013	30,348			30,348
2014	3,980			3,980
2015	12,824			12,824
2016	50,176		7,504	42,672
2017	26,601		5,423	21,178
2018	68,888		33,111	35,777
2019	35,986		17,722	18,264
2020	14,612			14,612
2021	7,895			7,895
2027	2,014			2,014
2028	31,237			31,237
2029	184,463		130,842	53,621
2030	533,825		485,648	48,177
2031	626,288		549,795	76,493

Subtotal: expiring NOLs	1,637,915		1,230,045	407,870
Non-expiring NOLs	5,021,678		—	5,021,678

Total	$6,659,593		$1,230,045	$5,429,548

In addition, for state income tax purposes, we have net operating loss carryforwards of approximately $649 million that, if not utilized, will expire at various times from 2012 to 2031.

Under U.S. federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to Nabors and our subsidiaries. The utilization of these carryforwards could be limited or effectively lost upon certain changes in our shareholder base. Accordingly, although we believe substantial loss carryforwards are available to us, no assurance can be given that they will be available in the future.

Various bills have been introduced in the U.S. Congress that could reduce or eliminate the U.S. tax benefits associated with our reorganization as a Bermuda company. Legislation enacted by Congress in 2004 provides that a corporation that reorganized in a foreign jurisdiction on or after March 4, 2003 be treated as a domestic corporation for United States federal income tax purposes. Our reorganization was completed June 24, 2002.

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

Note 14    Common Shares

Our authorized share capital consists of 800 million common shares, par value $.001 per share, and 25 million preferred shares, par value $.001 per share. Common shares issued were 317,042,324 and 315,034,436 at $.001 par value as of December 31, 2011 and 2010, respectively. No preferred shares have been issued. The preferred stock is issuable in one or more classes or series, full, limited or no voting rights, designations, preferences, special rights, qualifications, limitations and restrictions as may be determined by Nabors Industries Ltd.’s board.

From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been purchased during the years ended December 31, 2011, 2010 and 2009.

During 2011, 2010 and 2009 our outstanding shares increased by 82,138, 110,805 and 218,835, respectively, pursuant to a share settlement of stock options exercised by Mr. Petrello. As part of these transactions, Mr. Petrello surrendered unexercised vested stock options to the Company with a value of approximately $7.6 million, $24.5 million and $5.6 million, respectively, to satisfy the option exercise price and related income taxes for 2011, 2010 and 2009. During 2010 our outstanding shares also increased by 22,385, pursuant to a similar share settlement of stock options exercised by Mr. Isenberg. As part of these transactions, Mr. Isenberg surrendered unexercised vested stock options to the Company with a value of approximately $50.1 million to satisfy the option exercise price and related income taxes for 2010.

For the years ended December 31, 2011, 2010 and 2009 the Compensation Committee of our Board of Directors granted restricted stock awards to some of our executive officers, other key employees, and independent directors. We awarded 1,096,379, 538,496 and 85,000 restricted shares at an average market price of $27.32, $22.15 and $11.55 to these individuals for 2011, 2010 and 2009, respectively. See Note 8 — Share-Based Compensation for a summary of our restricted stock and option awards as of December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009 our employees exercised vested options to acquire 1.1 million, .7 million and 1.5 million of our common shares, respectively, resulting in proceeds of $11.6 million, $8.2 million and $11.2 million, respectively.

Note 15    Subsidiary Preferred Stock

Superior had 75,000 shares of Series A Preferred Stock (“preferred stock”), $0.01 par value per share, outstanding at December 31, 2011. There are 10,000,000 shares authorized. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by Superior’s board; the board may also fix the number of shares constituting each series and increase or decrease the number of shares of any series.

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

As of December 31, 2011, dividends on outstanding shares of preferred stock had been declared and paid in full with respect to each quarter since its issuance.

Liquidation Preference

Holders of preferred stock are entitled to receive, in the event that Superior is liquidated, dissolved or wound up, whether voluntarily or involuntarily, $1,000 per share (the “Liquidation Value”) plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution (the “Liquidation Preference”), and no more. Until the holders of preferred stock have been paid the Liquidation Preference in full, Superior may not make any payment to any holder of stock that ranks junior to the preferred stock upon liquidation, dissolution or winding up. As of December 31, 2011, the preferred stock had a total Liquidation Preference of $75.0 million.

Redemption

The preferred stock is redeemable, in whole or in part and at Superior’s option, at any time on or after November 18, 2013, for a redemption price of 101% of the Liquidation Value, plus all accrued dividends. The redemption price is payable in cash.

As a result of the Superior acquisition, each share of preferred stock is convertible, at the option of the holder thereof, into $22.12 for each share of Superior common stock into which the preferred share would have been convertible prior to the Superior acquisition (a “deemed common share”). The preferred shares had a conversion price of $25.00 per deemed common share prior to the Superior acquisition (equivalent to a conversion rate of 40 deemed common shares for each share of preferred stock), representing 3,000,000 deemed common shares. This results in a redemption value of $66.4 million at December 31, 2011, payable in cash. The right to convert shares of preferred stock that may be called for redemption will terminate at the close of business on the day preceding a redemption date.

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

Note 16    Pension, Postretirement and Postemployment Benefits

Pension Plans

In conjunction with our acquisition of Pool Energy Services Co. (“Pool”) in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan (the “Pool Pension Plan”). Benefits under the Pool Pension Plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998.

Summarized information on the Pool Pension Plan is as follows:

	Pension Benefits
	2011	2010
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$20,628	$18,865
Remeasurement	1,517	—
Interest cost	1,198	1,116
Actuarial loss (gain)	3,975	1,289
Benefit payments	(659)	(642)

Benefit obligation at end of year(1)	$26,659	$20,628

Change in plan assets:
Fair value of plan assets at beginning of year	$15,219	$14,058
Actual (loss) return on plan assets	480	1,364
Employer contribution	1,312	439
Benefit payments	(659)	(642)

Fair value of plan assets at end of year	$16,352	$15,219

Funded status:
Underfunded status at end of year	$(10,307)	$(5,409)
Amounts recognized in consolidated balance sheets:
Other long-term liabilities	$(10,307)	$(5,409)

	Year Ended December 31,
	2011	2010	2009
Components of net periodic benefit cost (recognized in our consolidated statements of income):
Interest cost	$1,198	$1,116	$1,093
Expected return on plan assets	(1,008)	(909)	(794)
Recognized net actuarial loss	628	457	545

Net periodic benefit cost	$818	$664	$844

Weighted-average assumptions:
Weighted-average discount rate	4.25%	5.50%	6.00%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

(1)	As of December 31, 2011 and 2010, the accumulated benefit obligation was the same as the projected benefit obligation.

For the years ended December 31, 2011, 2010 and 2009, the net actuarial loss amounts included in accumulated other comprehensive income (loss) in the consolidated statements of changes in equity were

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $(12.1) million, $(6.7) million and $(6.3) million, respectively. There were no other components, such as prior service costs or transition obligations relating to pension costs recorded within accumulated other comprehensive income (loss) during 2011, 2010 and 2009.

The amount included in accumulated other comprehensive income (loss) in the consolidated statements of changes in equity that is expected to be recognized as a component of net periodic benefit cost during 2012 is approximately $1.0 million.

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

The following table sets forth, by level within the fair value hierarchy, the investments in the Pool Pension Plan as of December 31, 2011. The investments’ fair value measurement level within the fair value hierarchy is classified in its entirety based on the lowest level of input that is significant to the measurement.

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:(1)
Cash	$—	$396	$—	$396
Short-term investments:
Available-for-sale equity securities(2)	—	9,166	—	9,166
Available-for-sale debt securities(3)	—	6,790	—	6,790

Total investments	—	15,956	—	15,956

Total	$—	$16,352	$—	$16,352

(1)	Includes investments in collective trust funds that are valued based on the fair value of the underlying investments using quoted prices in active markets or other significant inputs that are deemed observable.

(2)	Includes funds that invest primarily in U.S. common stocks and foreign equity securities.

(3)	Includes funds that invest primarily in investment grade debt.

The measurement date used to determine pension measurements for the plan is December 31.

Our weighted-average asset allocations as of December 31, 2011 and 2010, by asset category are as follows:

	Pension Benefits
	2011	2010
Cash	2%	2%
Equity securities	56%	56%
Debt securities	42%	42%

Total	100%	100%

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

We expect to contribute approximately $1.5 million to the Pool Pension Plan in 2012. This is based on the sum of (1) the minimum contribution for the 2011 plan year that will be made in 2011 and (2) the estimated minimum required quarterly contributions for the 2012 plan year. We made contributions to the Pool Pension Plan in 2011 and 2010 totaling $1.3 million and $.1 million, respectively.

As of December 31, 2011, we expect that benefits to be paid in each of the next five years after 2011 and in the aggregate for the five years thereafter will be as follows:

(In thousands)
2012	$791
2013	890
2014	1,004
2015	1,117
2016	1,193
2017 — 2021	7,428

Some of our employees are covered by defined contribution plans. Our contributions to the plans totaled $22.9 million and $13.6 million for the years ended December 31, 2011 and 2010, respectively. Nabors does not provide post-employment benefits to its employees, except for employees covered under the Pool Pension Plan.

Post-retirement Benefits Other Than Pensions

Prior to the date of our acquisition, Pool provided certain post-retirement healthcare and life insurance benefits to eligible retirees who had attained specific age and years of service requirements. Nabors terminated this plan at the date of acquisition (November 24, 1999). A liability of approximately $.2 million was recorded in our consolidated balance sheets as of each of December 31, 2011 and 2010, to cover the estimated costs of beneficiaries covered by the plan at the date of acquisition.

Note 17    Related-Party Transactions

The Company and Nabors Delaware entered into an agreement with Eugene M. Isenberg, the Chairman of our Board of Directors, on February 2, 2012 but effective December 31, 2011, pursuant to which:

•

Mr. Isenberg voluntarily terminated both his employment with the Company and his Employment Agreement, and forwent any right to payment in connection with such termination, including a possible payment of $100 million in connection with the Company’s appointment of a new chief executive officer on October 28, 2011, which Mr. Isenberg could have treated as a constructive termination under his employment agreement;

•

Mr. Isenberg will continue as Chairman of the Board, but will not stand for reelection as a director when his term expires in June 2012; at that time, he will be appointed Chairman Emeritus for a three-year

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term, which will be extended for additional one-year terms unless terminated by him or by the Company, and receive cash compensation equal to other nonemployee directors;

•

Nabors Delaware will pay $6,600,000 into an escrow account, which will bear interest at the guaranteed rate of 6% per annum compounded daily and will be distributed either to Mr. Isenberg’s estate or to the trustees of his revocable trust;

•

Mr. Isenberg ceases participation in the Company’s benefit plans and forfeits any benefits available to him thereunder (including forfeiture of the balance in his deferred bonus account), except as stated below or otherwise required by law:

•

he and his spouse continue to participate in medical, dental and life insurance coverage until either receives equivalent coverage and benefits under the plans and programs of a subsequent employer or their death;

•	he remains entitled to distribution of vested account balances in the Company’s 401(k) plan and its Deferred Compensation Plan;

•	he retains certain benefits under the split-dollar life insurance agreements in effect between him and Nabors Delaware

•	all of Mr. Isenberg’s stock option and restricted stock awards were already fully vested and remain subject to the applicable plans and agreements governing them; and

•	Mr. Isenberg waives all claims or other liabilities related to his Employment Agreement or his termination of employment, and the Company waives certain claims against Mr. Isenberg.

Nabors and certain key employees, including Messrs. Isenberg and Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. We will not be reimbursed for the premium payments paid on behalf of Mr. Isenberg as provided by the agreement entered into on February 2, 2012. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.3 million related to these policies. The cash surrender value of these policies of approximately $5.8 million and $9.5 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2011 and 2010, respectively.

Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements with Messrs. Isenberg and Petrello could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $218.4 million, $271.6 million and $327.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expenses from business transactions with these affiliated entities totaled $.9 million, $3.4 million and $9.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, we had accounts receivable from these affiliated entities of $110.7 million and $97.8 million as of December 31, 2011 and 2010, respectively. We had accounts payable to these affiliated entities of

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$46.1 million and $12.7 million as of December 31, 2011 and 2010, respectively, and long-term payables with these affiliated entities of $.8 million as of each of December 31, 2011 and 2010, which are included in other long-term liabilities.

In addition to the equity investment in our unconsolidated U.S. oil and gas joint venture, in April 2010 we purchased $20.0 million face value of NFR Energy LLC’s 9.75% senior notes. These notes mature in 2017 with interest payable semi-annually on February 15 and August 15. During 2011 and 2010, we recognized $2.0 million and $1.4 million, respectively, in interest income from these notes.

We own an interest in Shona Energy Company, LLC (“Shona”), a company of which Mr. Payne, an independent member of our Board of Directors, is the Chairman and Chief Executive Officer. During the first quarter of 2010, we purchased shares of Shona’s preferred stock and warrants to purchase additional common shares for $.9 million, which we had accounted for under the cost method of accounting. During 2011, Shona became a public company in Canada, with voting common shares listed on the TSX Venture Exchange. As of December 31, 2011, we held a minority interest of approximately 7.55% of the issued and outstanding common shares of Shona. The fair value of this equity security investment is $10.5 million.

Note 18    Commitments and Contingencies

Commitments

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements.

The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2011, were as follows:

(In thousands)
2012	$25,288
2013	20,060
2014	14,363
2015	7,273
2016	4,020
Thereafter	9,857

$80,861

The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $36.3 million, $26.7 million and $25.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum Volume Commitment

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. At the end of the term or annually, we are invoiced for any shortfalls in the volume deliveries at the rate specified in the agreement. Volume commitments remaining under the contracts as of December 31, 2011 were as follows:

(In thousands)
2012	$54,287
2013	68,056
2014	66,373
2015	64,845
2016	48,330
Thereafter(1)	86,808

$388,699

(1)	Final commitment period is for the period ending October 2029.

Employment Contracts

We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2011 were as follows:

(In thousands)
2012	$9,752
2013	3,905
2014	501
2015	—
2016	—
Thereafter	—

$14,158

Nabors’ Deputy Chairman, President and Chief Executive Officer, Anthony G. Petrello, had an employment agreement (“prior employment agreement”) in effect through the first quarter of 2009. Effective April 1, 2009, the Company entered into an amended and restated employment agreement (“new employment agreement”) with him, which extended the terms through March 30, 2013. Pursuant to its provisions, the term of the new employment agreement has subsequently extended through March 30, 2014.

For the three months ended March 31, 2009, the prior employment agreement provided for an annual cash bonus in an amount equal to 2% of Nabors’ net cash flow (as defined in the employment agreements) in excess of 15% of the average shareholders’ equity for each fiscal year. The bonus was subject to a minimum of $700,000 per year.

The new employment agreement increased Mr. Petrello’s base salary to $1.3 million and provides for an extension of the employment term through March 30, 2013, with automatic one-year extensions beginning April 1, 2011, unless either party gives notice of non-renewal. On June 29, 2009, the new employment agreement was amended to provide for a reduction in the annual rate of base salary payable to $990,000 per year for the period from June 29, 2009 to December 27, 2009. On December 28, 2009, the agreement was further amended to extend through June 27, 2010 the previously agreed salary reduction.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to a base salary, the new employment agreement provides for an annual cash bonus in an amount equal to 1.5% of Nabors’ net cash flow (as defined in the new employment agreement) in excess of 15% of the average shareholders’ equity for each fiscal year. As provided in the new employment agreement, the 1.5% of Nabors’ net cash flow was replaced with 2.0% on October 28, 2011 in connection with his appointment as Chief Executive Officer. For 2011, the annual cash bonus pursuant to the formula was $13.6 million. The new employment agreement also provides a quarterly deferred bonus of $.25 million to Mr. Petrello’s account under Nabors’ executive deferred compensation plan for each quarter he is employed beginning June 30, 2009 and ending March 30, 2019.

Mr. Petrello is also eligible for awards under Nabors’ equity plans, may participate in annual long-term incentive programs and pension and welfare plans on the same basis as other executives, and may receive special bonuses from time to time as determined by the Board of Directors. The new employment agreement effectively eliminated the risk of forfeiture of outstanding stock awards. Accordingly, we recognized compensation expense during the second quarter of 2009 with respect to all previously granted unvested awards to him.

Termination in the event of death, disability, or termination without cause (including in the event of a Change in Control).     The new employment agreement provides for a severance payment in the event that it is terminated (i) upon death or disability, (ii) by Nabors prior to its expiration date for any reason other than for Cause (as defined in the agreement), or (iii) by Mr. Petrello for Constructive Termination Without Cause, as defined in the agreement. Termination in the event of a Change in Control (as defined in the new employment agreement) is considered a Constructive Termination Without Cause. Mr. Petrello would be entitled to receive within 30 days of his death or disability a payment of $50 million or in the event of Termination Without Cause or Constructive Termination Without Cause, a payment based on a formula of three times the average of his base salary and annual bonus (calculated as though the bonus formula under the new employment agreement had been in effect) paid during the three fiscal years preceding the termination. If, by way of example, Mr. Petrello were Terminated Without Cause subsequent to December 31, 2011, his payment would be approximately $31.1 million. The formula will be further reduced to two times the average stated above effective April 1, 2015.

The Company does not have insurance to cover its obligations in the event of Mr. Petrello’s death, disability, or termination without cause, and the Company has not recorded an expense or accrued a liability relating to the potential obligation.

In addition, under the new employment agreement, Mr. Petrello would be entitled to receive (a) any unvested restricted stock or stock options outstanding, which would immediately and fully vest; (b) any amounts earned, accrued or owing to him but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which would be continued through the later of the expiration date or three years after the termination date; (c) continued participation in medical, dental and life insurance coverage until he received equivalent benefits or coverage through a subsequent employer or until his death or the death of his spouse, whichever were later; and (d) any other or additional benefits in accordance with applicable plans and programs of Nabors. The vesting of unvested equity awards would not result in the recognition of any additional compensation expense, as all compensation expense related to his outstanding awards had been recognized by December 31, 2011. In addition, the new employment agreement eliminates all tax gross-ups, including tax gross-ups on golden parachute excise taxes, which applied under the prior employment agreement. Estimates of the cash value of Nabors’ obligations to Mr. Petrello under (b), (c) and (d) above are included in the payment amounts above.

Other Obligations.     In addition to salary and bonus, Mr. Petrello receives group life insurance at an amount at least equal to three times his base salary, various split-dollar life insurance policies, reimbursement of expenses, various perquisites and a personal umbrella insurance policy in the amount of $5 million. Premiums payable under the split-dollar life insurance policies were suspended as a result of the adoption of the Sarbanes-Oxley Act of 2002.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nabors’ Chairman, Eugene M. Isenberg, had an employment agreement in effect through the first quarter of 2009, which was amended and restated effective April 1, 2009. The provisions of the amended and restated employment agreement were similar to Mr. Petrello’s new employment agreement, but provided for a $100 million payment in the event of death, disability, or termination without cause (including in the event of a Change in Control). Mr. Isenberg was also eligible for awards under Nabors’ equity plans, participation in annual long-term incentive programs and pension and welfare plans and special bonuses from time to time as determined by the Board of Directors.

Effective April 1, 2009, Mr. Isenberg’s base salary was $1.3 million. He agreed to donate the after-tax proceeds to an educational fund benefiting Company employees or to other worthy candidates. His annual cash bonus equaled 2.25% of Nabors’ net cash flow (as defined in the employment agreement) in excess of 15% of the average shareholders’ equity for each fiscal year. For 2011, the annual cash bonus pursuant to the formula was $19.5 million. Mr. Isenberg’s employment agreement also provided a quarterly deferred bonus of $.6 million to an account under Nabors’ executive deferred compensation plan for each quarter he was employed beginning June 30, 2009.

Effective December 31, 2011, Mr. Isenberg voluntarily terminated both his employment with the Company and his Employment Agreement, and forwent any right to payment in connection with such termination. See Note 17 — Related-Party Transactions for additional discussion.

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

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 13 — Income Taxes for additional discussion.

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

As of December 31, 2011 and 2010, our self-insurance accruals totaled $157.8 million and $145.6 million, respectively, and our related insurance recoveries/receivables were $18.7 million and $9.0 million, respectively.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A court in Algeria entered a judgment of approximately $19.7 million against us related to alleged customs infractions in 2009. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment is excessive. We have asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. In November 2011, we received a notice from the Algeria Supreme Court that a decision is expected in March 2012. If we are ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $19.7 million.

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

Nabors Industries Ltd. and its Board of Directors have been sued by purported shareholders in three separate shareholder’s derivative lawsuits filed in federal and state court in Houston, Texas. The cases were filed on November 18, 2011, January 9, 2012, and November 30, 2011, and are pending, respectively, before Judges

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ewing Werlein and Gray Miller in the United States Southern District of Texas, Houston Division, and Judge Mike Miller of the 11th Judicial District Court of Harris County, Texas. The case filed on January 9, 2012 was voluntarily dismissed on January 31, 2012. The other cases remain pending. The allegations of each lawsuit were substantially similar, alleging that the members of the Board breached their fiduciary duties to the Company, wasted corporate assets, and committed oppressive conduct against the shareholders by agreeing to and/or acquiescing in certain compensation arrangements with two senior officers of the Company, Eugene M. Isenberg and Anthony G. Petrello. The remaining lawsuits seek relief that includes an award of monetary damages in an unspecified amount, disgorgement by Messrs. Isenberg and Petrello of allegedly excessive compensation in an unspecified amount of at least $90 million, and equitable relief to reform Nabors’ compensation practices. The ultimate outcome of these lawsuits cannot be determined at this time.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2012	2013	2014	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$105,055	$38	$—	$—	$105,093

Note 19    Earnings (Losses) Per Share

We include unvested restricted stock awards in the calculation of basic and diluted earnings per share using the two-class method as required by the Earnings Per Share Topic of the ASC.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$342,164	$255,870	$132,721
Less: net (income) loss attributable to noncontrolling interest	(1,045)	(85)	342

Net income (loss) from continuing operations — basic	341,119	255,785	133,063
Add interest expense on assumed conversion of our 0.94% senior exchangeable notes, net of tax(1)	—	—	—

Adjusted net income (loss) attributable to Nabors — diluted	$341,119	$255,785	$133,063

Earnings (losses) per share:
Basic from continuing operations	$1.19	$.90	$.47

Diluted from continuing operations	$1.17	$.88	$.46

Income from discontinued operations, net of tax	$(97,440)	$(161,090)	$(218,609)

Earnings (losses) per share, discontinued operations:
Basic from discontinued operations	$(.34)	$(.57)	$(.77)

Diluted from discontinued operations	$(.34)	$(.55)	$(.76)

Shares (denominator):
Weighted-average number of shares outstanding — basic(2)	287,118	285,145	283,326
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	5,366	4,851	3,176
Assumed conversion of our 0.94% senior exchangeable notes(1)	—	—	—

Weighted-average number of shares outstanding — diluted	292,484	289,996	286,502

(1)	At maturity in May 2011, we redeemed the remaining aggregate principal amount of $1.4 billion of our 0.94% senior exchangeable notes. Prior to maturity, we had purchased $1.4 billion par value of these notes in the open market for cash of $1.2 billion. Diluted earnings (losses) per share for the years ended December 31, 2010 and 2009 exclude any incremental shares that would have been issuable upon exchange of these notes based on a calculation using our stock price. Our stock price did not exceed the threshold during any period for the years ended December 31, 2010 and 2009.

(2)	On July 31, 2009, the exchangeable shares of Nabors Exchangeco were exchanged for Nabors’ common shares on a one-for-one basis. Basic shares outstanding includes the following weighted-average number of common shares and restricted stock of Nabors and weighted-average number of exchangeable shares of Nabors Exchangeco, respectively: 287.1 million shares for the year ended December 31, 2011; 285.1 million shares for the year ended December 31, 2010; and 283.3 million shares for the year ended December 31, 2009.

For all periods presented, the computation of diluted earnings (losses) per Nabors’ share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 9,241,543, 14,004,749 and 34,113,887

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares during the years ended December 31, 2011, 2010 and 2009, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock will be included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 20    Supplemental Balance Sheet, Income Statement and Cash Flow Information

At December 31, 2010, other long-term assets included a deposit of $40 million of restricted funds held at a financial institution to assure future credit availability for an unconsolidated affiliate.

Accrued liabilities include the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Accrued compensation	$173,732	$116,680
Deferred revenue	172,578	88,389
Other taxes payable	44,652	25,227
Workers’ compensation liabilities	22,645	31,944
Interest payable	99,869	89,276
Due to joint venture partners	6,041	6,030
Warranty accrual	5,237	3,376
Litigation reserves	23,687	12,301
Provision for termination payment(1)	100,000	—
Current liability to discontinued operations	54,287	—
Professional fees	6,413	3,222
Current deferred tax liability	269	1,027
Other accrued liabilities	7,363	16,820

	$716,773	$394,292

(1)	Represents a $100 million provision for a termination payment. See Note 3 — Impairments and Other Charges for additional discussion.

Investment income (loss) includes the following:

	Year Ended December 31,
	2011		2010		2009
	(In thousands)
Interest and dividend income	$9,930		$7,457		$15,700
Gains (losses) on investments, net	10,010	(1)	(194	)(2)	9,822	(3)

	$19,940		$7,263		$25,522

(1)	Reflects gain (loss) on sale of debt securities and gains (losses) from our long-term investments of $18.0 million, partially offset by net unrealized losses of $8.0 million from our trading securities.

(2)	Includes net unrealized losses of $4.4 million from our trading securities, partially offset by gains on the sale of debt securities and gains from our long-term investments of $4.2 million.

(3)	Reflects net unrealized gains of $9.8 million from our trading securities.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net includes the following:

	Year Ended December 31,
	2011		2010	2009
	(In thousands)
Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$(11,155	)(1)	$6,430	$5,927
Acquisition-related costs	151		7,021	—
Litigation expenses	11,301		6,356	11,474
Foreign currency transaction losses (gains)	5,499		18,100	7,993
Losses (gains) on derivative instruments	(2,159)		119	(1,399)
Losses (gains) on debt extinguishment(2)	58		7,042	(11,197)
Other losses (gains)	819		2,170	(816)

	$4,514		$47,238	$11,982

(1)	Includes a $13.1 million pre-tax gain from our acquisition of Peak during the year ended December 31, 2011 representing the excess of the estimated fair value of the assets and liabilities over the net carrying value of our previously held equity interest. See Note 5 — Acquisitions for additional discussion.

(2)	Includes $.1 million, $(7.0) million and $11.5 million pre-tax (losses) gains on our purchases of our 0.94% senior exchangeable notes in the open market during 2011, 2010 and 2009, respectively.

Supplemental cash flow information for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash paid for income taxes	$53,759	$58,574	$107,994
Cash paid for interest, net of capitalized interest	208,212	180,731	126,796
Acquisitions of businesses:
Fair value of assets acquired	80,585	796,399	—
Goodwill	8,000	339,992	—
Liabilities assumed	(10,471)	(332,528)	—
Common stock of acquired company previously owned	—	—	—
Subsidiary preferred stock obligation	—	(69,188)	—
Gain on acquisition	(13,114)	—	—

Cash paid for acquisitions of businesses	65,000	734,675	—
Cash acquired in acquisitions of businesses	(9,541)	(1,045)	—

Cash paid for acquisitions of businesses, net	$55,459	$733,630	$—

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21    Unaudited Quarterly Financial Information

	Year Ended December 31, 2011
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations(1)	$1,389,842	$1,352,950	$1,642,227	$1,731,979
Income (loss) from continuing operations, net of tax	$94,552	$70,887	$87,190	$89,535
Income from discontinued operations, net of tax	(12,396)	121,167	(12,226)	(193,985)
Less: Net (income) loss attributable to noncontrolling interest	669	394	(708)	(1,400)

Net income (loss) attributable to Nabors	$82,825	$192,448	$74,256	$(105,850)

Earnings (loss) per share:(2)
Basic from continuing operations	$.33	$.25	$.30	$.31
Basic from discontinued operations	(.04)	.42	(.04)	(.68)

Total Basic	$.29	$.67	$.26	$(.37)

Diluted from continuing operations	$.33	$.24	$.30	$.30
Diluted from discontinued operations	(.05)	.41	(.05)	(.66)

Total Diluted	$.28	$.65	$.25	$(.36)

	Year Ended December 31, 2010
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations(3)	$890,469	$898,169	$1,068,870	$1,310,242

Income (loss) from continuing operations, net of tax	$46,477	$44,949	$12,347	$152,097
Income from discontinued operations, net of tax	(7,379)	(1,887)	(51,501)	(100,323)
Less: Net (income) loss attributable to noncontrolling interest	1,102	559	(453)	(1,293)

Net income (loss) attributable to Nabors	$40,200	$43,621	$(39,607)	$50,481

Earnings per share:(2)
Basic from continuing operations	$.17	$.16	$.04	$.53
Basic from discontinued operations	(.03)	(.01)	(.18)	(.35)

Total Basic	$.14	$.15	$(.14)	$.18

Diluted from continuing operations	$.16	$.16	$.04	$.52
Diluted from discontinued operations	(.02)	(.01)	(.18)	(.35)

Total Diluted	$.14	$.15	$(.14)	$.17

(1)	Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $16.3 million, $9.3 million, $33.7 million and $(2.7) million, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(3)	Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $7.7 million, $8.9 million, $11.8 million and $4.9 million, respectively.

Note 22    Segment Information

As of December 31, 2011, we operated our business out of 10 operating segments. Our six Contract Drilling operating segments are engaged in drilling, workover and well-servicing operations, on land and offshore, and represent reportable segments. These operating segments consist of our Alaska, U.S. Lower 48 Land Drilling, U.S. Land Well-servicing, U.S. Offshore, Canada and International business units. Our hydraulic fracturing and downhole surveying services are included in our Pressure Pumping operating segment. Our oil and gas operating segment includes our unconsolidated U.S. oil and gas joint venture. This segment is engaged in the exploration for, and the development of and production of oil and natural gas. Our Other Operating Segments, consisting of Canrig Drilling Technology Ltd. and Ryan Directional Services, Inc., are engaged in the manufacturing of top drives, manufacturing of drilling instrumentation systems, construction services, trucking and logistics services, manufacturing and marketing of directional drilling and rig instrumentation systems, directional drilling, and rig instrumentation and data collection services. These Other Operating Segments do not meet the criteria for disclosure, individually or in the aggregate, as reportable segments.

The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on several criteria, including adjusted income (loss) derived from operating activities.

The following table sets forth financial information with respect to our reportable segments:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating revenues and earnings (losses) from unconsolidated affiliates from continuing operations:(1)
Contract Drilling:(2)
U.S. Lower 48 Land Drilling	$1,698,620	$1,294,853	$1,082,531
U.S. Land Well-servicing	701,223	444,665	412,243
U.S. Offshore	170,727	123,761	157,305
Alaska	129,894	179,218	204,407
Canada	574,754	389,229	298,653
International	1,104,461	1,093,608	1,265,097

Subtotal Contract Drilling(3)	4,379,679	3,525,334	3,420,236
Pressure Pumping(4)	1,237,306	321,295	—
Oil and Gas(5)(6)	59,685	18,657	(182,654)
Other Operating Segments(7)(8)	674,206	427,154	417,531
Other reconciling items(9)	(233,878)	(124,690)	(148,325)

Total	$6,116,998	$4,167,750	$3,506,788

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Depreciation and amortization, and depletion:(1)
Contract Drilling:
U.S. Lower 48 Land Drilling	$288,373	$241,258	$226,875
U.S. Land Well-servicing	78,314	65,561	69,557
U.S. Offshore	37,242	37,059	37,204
Alaska	34,989	37,195	29,946
Canada	75,919	74,735	65,883
International	273,315	247,134	208,949

Subtotal Contract Drilling	788,152	702,942	638,414
Pressure Pumping(4)	102,009	32,204	—
Oil and Gas	—	—	—
Other Operating Segments	34,162	28,452	27,441
Other reconciling items(9)	(229)	(2,636)	(1,897)

Total depreciation and amortization, and depletion	$924,094	$760,962	$663,958

Adjusted income (loss) derived from operating activities from continuing operations:(1)(10)
Contract Drilling:
U.S. Lower 48 Land Drilling	$414,317	$274,215	$294,679
U.S. Land Well-servicing	74,725	31,597	28,950
U.S. Offshore	843	9,245	30,508
Alaska	27,671	51,896	62,742
Canada	94,637	22,970	(7,019)
International	123,813	254,744	365,566

Subtotal Contract Drilling(3)	736,006	644,667	775,426
Pressure Pumping(4)	229,125	66,651	—
Oil and Gas(5)(6)	59,685	18,657	(182,654)
Other Operating Segments(7)(8)	55,617	42,401	35,319
Other reconciling items(11)	(153,385)	(104,827)	(188,257)

Total adjusted income derived from operating activities	$927,048	$667,549	$439,834
Interest expense	(256,633)	(272,712)	(266,047)
Investment income (loss)	19,940	7,263	25,522
Gains (losses) on sales and retirements of long-lived assets and other (income) expense, net	(4,514)	(47,238)	(11,982)
Impairments and other charges(12)	(198,072)	(61,292)	(118,543)

Income (loss) from continuing operations before income taxes	487,769	293,570	68,784
Income tax expense (benefit)	142,605	36,950	(63,937)
Subsidiary preferred stock dividend	3,000	750	—

Income (loss) from continuing operations, net of tax	342,164	255,870	132,721
Income (loss) from discontinued operations, net of tax	(97,440)	(161,090)	(218,609)

Net income (loss)	244,724	94,780	(85,888)
Less: Net income (loss) attributable to noncontrolling interest	(1,045)	(85)	342

Net income (loss) attributable to Nabors	$243,679	$94,695	$(85,546)

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Capital expenditures and acquisitions of businesses:(13)
Contract Drilling:
U.S. Lower 48 Land Drilling	$650,342	$294,239	$327,269
U.S. Land Well-servicing	165,953	84,657	16,671
U.S. Offshore	63,817	23,625	48,694
Alaska	5,582	891	55,426
Canada	95,001	53,834	29,214
International	653,759	365,597	328,252

Subtotal Contract Drilling	1,634,454	822,843	805,526
Pressure Pumping(4)	285,304	924,693	—
Oil and Gas	208,995	113,361	184,185
Other Operating Segments	136,515	28,799	20,446
Other reconciling items(11)(17)	(17,533)	(11,633)	(19,870)

Total capital expenditures and acquisitions of businesses	$2,247,735	$1,878,063	$990,287

	December 31,
	2011	2010	2009
	(In thousands)
Total assets:
Contract Drilling:(14)
U.S. Lower 48 Land Drilling	$3,216,803	$2,762,362	$2,609,101
U.S. Land Well-servicing	812,049	630,518	594,456
U.S. Offshore	402,506	379,292	440,556
Alaska	288,253	313,123	373,146
Canada	962,239	1,065,268	984,740
International	3,702,611	3,279,763	3,151,513

Subtotal Contract Drilling	9,384,461	8,430,326	8,153,512
Pressure Pumping(4)	1,503,298	1,163,236	—
Oil and Gas(15)	796,327	805,410	835,465
Other Operating Segments(16)	720,775	539,373	502,501
Other reconciling items(11)(17)	507,279	708,224	1,153,212

Total assets	$12,912,140	$11,646,569	$10,644,690

(1)	All periods present the operating activities of our wholly owned oil and gas assets in the United States, Canada and Colombia, including equity interests in Canada and Colombia, as well as the Nabors Blue Sky Ltd. business as discontinued operations.

(2)	These segments include our drilling, workover and well-servicing and pressure pumping operations, on land and offshore.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(1.2) million, $6.9 million and $9.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(4)	Includes operating results of the Superior acquisition beginning September 10, 2010.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Includes our proportionate share of full-cost ceiling test writedowns recorded by our unconsolidated U.S. oil and gas joint venture of $(15.6) million and $(189.3) million for the years ended December 31, 2011 and 2009, respectively.

(6)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $59.7 million, $18.7 million and $(182.6) million for the years ended December 31, 2011, 2010 and 2009, respectively. Additional information is provided in Note 24 — Supplemental Information on Oil and Gas Exploration and Production Activities.

(7)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction operations.

(8)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(1.9) million, $7.7 million and $17.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(9)	Represents the elimination of inter-segment transactions.

(10)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, depreciation and amortization, and depletion expense from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates. These amounts should not be used as a substitute for those amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect of our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(11)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(12)	Represents impairments and other charges recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

(13)	Includes the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(14)	Includes $51.5 million, $54.8 million and $49.8 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2011, 2010 and 2009, respectively.

(15)	Includes $294.1 million, $146.5 million and $190.1 million investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2011, 2010 and 2009, respectively.

(16)	Includes $25.4 million, $64.5 million and $65.8 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2011, 2010 and 2009, respectively.

(17)	Includes $1.9 million and $.9 million of investments in unconsolidated affiliates accounted for using the cost method as of December 31, 2010 and 2009, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth financial information with respect to Nabors’ operations by geographic area:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating revenues and earnings (losses) from unconsolidated affiliates from continuing operations:
U.S.	$4,329,079	$2,612,954	$1,817,374
Outside the U.S.	1,787,919	1,554,796	1,689,414

	$6,116,998	$4,167,750	$3,506,788

Property, plant and equipment, net:
U.S.	$4,974,239	$4,447,388	$4,107,250
Outside the U.S.	3,655,707	3,368,031	3,538,800

	$8,629,946	$7,815,419	$7,646,050

Goodwill:
U.S.	$466,794	$459,560	$130,275
Outside the U.S.	34,464	34,812	33,990

	$501,258	$494,372	$164,265

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of December 31, 2011 and 2010, statements of income (loss) for the years ended December 31, 2011, 2010 and 2009 and the consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors and guarantor of the 4.875% senior notes issued by Nabors Holdings, (c) Nabors Holdings, issuer of the 4.875% senior notes, (d) the non-guarantor subsidiaries, (e) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (f) Nabors on a consolidated basis.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2011
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Nabors Holdings (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$203	$21	$—	$398,351	$—	$398,575
Short-term investments	—	—	—	140,914	—	140,914
Assets held for sale	—	—	—	401,500	—	401,500
Accounts receivable, net	—	—	—	1,576,555	—	1,576,555
Inventory	—	—	—	272,852	—	272,852
Deferred income taxes	—	—	—	127,874	—	127,874
Other current assets	50	671	—	169,323	—	170,044

Total current assets	253	692	—	3,087,369	—	3,088,314
Long-term investments and other receivables	—	—	—	11,124	—	11,124
Property, plant and equipment, net	—	40,792	—	8,589,154	—	8,629,946
Goodwill	—	—	—	501,258	—	501,258
Intercompany receivables	164,760	—	—	537,881	(702,641)	—
Investment in unconsolidated affiliates	5,429,029	6,084,868	—	1,843,654	(12,986,530)	371,021
Other long-term assets	—	32,037	—	278,440	—	310,477

Total assets	$5,594,042	$6,158,389	$—	$14,848,880	$(13,689,171)	$12,912,140

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$274,604	$—	$722	$—	$275,326
Trade accounts payable	42	23	—	782,688	—	782,753
Accrued liabilities	6,185	100,101	—	556,200	—	662,486
Asset held for sale	—	—	—	54,287	—	54,287
Income taxes payable	—		—	27,710	—	27,710

Total current liabilities	6,227	374,728	—	1,421,607	—	1,802,562
Long-term debt	—	4,297,500	—	50,990	—	4,348,490
Asset held for sale	—	—	—	71,375	—	71,375
Other long-term liabilities	—	32,303	—	189,079	—	221,382
Deferred income taxes	—	11,221	—	786,705	—	797,926
Intercompany payable	—	379,400	—	323,241	(702,641)	—

Total liabilities	6,227	5,095,152	—	2,842,997	(702,641)	7,241,735

Subsidiary preferred stock	—	—	—	69,188	—	69,188

Shareholders’ equity	5,587,815	1,063,237	—	11,923,293	(12,986,530)	5,587,815
Noncontrolling interest	—	—	—	13,402	—	13,402

Total equity	5,587,815	1,063,237	—	11,936,695	(12,986,530)	5,601,217

Total liabilities and equity	$5,594,042	$6,158,389	$—	$14,848,880	$(13,689,171)	$12,912,140

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Nabors Holdings (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$10,847	$20	$—	$630,835	$—	$641,702
Short-term investments	—	—	—	159,488	—	159,488
Assets held for sale	—	—	—	352,048	—	352,048
Accounts receivable, net	—	—	—	1,116,510	—	1,116,510
Inventory	—	—	—	158,836	—	158,836
Deferred income taxes	—	—	—	31,510	—	31,510
Other current assets	50	16,366	—	136,420	—	152,836

Total current assets	10,897	16,386	—	2,585,647	—	2,612,930
Long-term investments and other receivables	—	—	—	40,300	—	40,300
Property, plant and equipment, net	—	44,270	—	7,771,149	—	7,815,419
Goodwill	—	—	—	494,372	—	494,372
Intercompany receivables	160,250	—	—	322,697	(482,947)	—
Investment in unconsolidated affiliates	5,160,800	5,814,219	—	1,665,459	(12,372,755)	267,723
Other long-term assets	—	36,538	—	379,287	—	415,825

Total assets	$5,331,947	$5,911,413	$—	$13,258,911	$(12,855,702)	$11,646,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,378,178	$—	$840	$—	$1,379,018
Trade accounts payable	—	—	—	355,282	—	355,282
Accrued liabilities	3,785	89,480	—	301,027	—	394,292
Income taxes payable	—	6,859	—	18,929	—	25,788

Total current liabilities	3,785	1,474,517	—	676,078	—	2,154,380
Long-term debt	—	3,062,291	—	1,835	—	3,064,126
Other long-term liabilities	—	12,787	—	232,978	—	245,765
Deferred income taxes	—	71,815	—	698,432	—	770,247
Intercompany payable	—	301,451	—	181,496	(482,947)	—

Total liabilities	3,785	4,922,861	—	1,790,819	(482,947)	6,234,518

Subsidiary preferred stock	—	—	—	69,188	—	69,188

Shareholders’ equity	5,328,162	988,552	—	11,384,203	(12,372,755)	5,328,162
Noncontrolling interest	—	—	—	14,701	—	14,701

Total equity	5,328,162	988,552	—	11,398,904	(12,372,755)	5,342,863

Total liabilities and equity	$5,331,947	$5,911,413	$—	$13,258,911	$(12,855,702)	$11,646,569

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income (Loss)

	Year Ended December 31, 2011
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Nabors Holdings (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$—	$6,060,351	$—	$6,060,351
Earnings (losses) from unconsolidated affiliates	—	—	—	56,647	—	56,647
Earnings (losses) from consolidated affiliates	256,245	214,308	—	107,536	(578,089)	—
Investment income (loss)	4	68	—	19,868	—	19,940
Intercompany interest income	—	69,437	—	—	(69,437)	—

Total revenues and other income	256,249	283,813	—	6,244,402	(647,526)	6,136,938

Costs and other deductions:
Direct costs	—	—	—	3,775,964	—	3,775,964
General and administrative expenses	11,970	348	—	478,174	(600)	489,892
Depreciation and amortization	—	3,532	—	920,562	—	924,094
Interest expense	—	278,657	—	(22,024)	—	256,633
Intercompany interest expense	—	—	—	69,437	(69,437)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	600	(1,904)	—	5,218	600	4,514
Impairments and other charges	—	—	—	198,072	—	198,072

Total costs and other deductions	12,570	280,633	—	5,425,403	(69,437)	5,649,169

Income (loss) from continuing operations before income taxes	243,679	3,180	—	818,999	(578,089)	487,769
Income tax expense (benefit)	—	(78,118)	—	220,723	—	142,605
Subsidiary preferred stock dividend	—	—	—	3,000	—	3,000

Income (loss) from continuing operations, net of tax	243,679	81,298	—	595,276	(578,089)	342,164
Income (loss) from discontinued operations, net of tax	—	—	—	(97,440)	—	(97,440)

Net income (loss)	243,679	81,298	—	497,836	(578,089)	244,724
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(1,045)	—	(1,045)

Net income (loss) attributable to Nabors	$243,679	$81,298	$—	$496,791	$(578,089)	$243,679

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Nabors Holdings (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$—	$4,134,483	$—	$4,134,483
Earnings (losses) from unconsolidated affiliates	—	—	—	33,267	—	33,267
Earnings (losses) from consolidated affiliates	68,749	(183,242)	—	(316,657)	431,150	—
Investment income (loss)	15	—	—	7,248	—	7,263
Intercompany interest income	—	72,435	—	—	(72,435)	—

Total revenues and other income	68,764	(110,807)	—	3,858,341	358,715	4,175,013

Costs and other deductions:
Direct costs	—	—	—	2,400,519	—	2,400,519
General and administrative expenses	9,165	445	—	330,067	(957)	338,720
Depreciation and amortization	—	3,303	—	757,659	—	760,962
Interest expense	—	283,396	—	(10,684)	—	272,712
Intercompany interest expense	—	—	—	72,435	(72,435)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(35,096)	42,504	—	38,873	957	47,238
Impairments and other charges	—	—	—	61,292	—	61,292

Total costs and other deductions	(25,931)	329,648	—	3,650,161	(72,435)	3,881,443

Income (loss) from continuing operations before income taxes	94,695	(440,455)	—	208,180	431,150	293,570
Income tax expense (benefit)	—	(95,168)	—	132,118	—	36,950
Subsidiary preferred stock dividend	—	—	—	750	—	750

Income (loss) from continuing operations, net of tax	94,695	(345,287)	—	75,312	431,150	255,870
Income (loss) from discontinued operations, net of tax	—	—	—	(161,090)	—	(161,090)

Net income (loss)	94,695	(345,287)	—	(85,778)	431,150	94,780
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	(85)	—	(85)

Net income (loss) attributable to Nabors	$94,695	$(345,287)	$—	$(85,863)	$431,150	$94,695

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Nabors Holdings (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$—	$3,662,220	$—	$3,662,220
Earnings (losses) from unconsolidated affiliates	—	—	—	(155,432)	—	(155,432)
Earnings (losses) from consolidated affiliates	(74,204)	(316,443)	(86,751)	(441,133)	918,531	—
Investment income (loss)	58	2,357	101	23,006	—	25,522
Intercompany interest income	—	66,150	5,558	—	(71,708)	—

Total revenues and other income	(74,146)	(247,936)	(81,092)	3,088,661	846,823	3,532,310

Costs and other deductions:
Direct costs	—	—	—	1,981,504	—	1,981,504
General and administrative expenses	28,350	336	1	393,375	(570)	421,492
Depreciation and amortization	—	3,594	—	660,364	—	663,958
Interest expense	—	288,715	5,634	(28,302)	—	266,047
Intercompany interest expense	—	—	—	71,708	(71,708)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(16,950)	4,145	5,069	37,395	(17,677)	11,982
Impairments and other charges	—	—	—	118,543	—	118,543

Total costs and other deductions	11,400	296,790	10,704	3,234,587	(89,955)	3,463,526

Income (loss) from continuing operations before income taxes	(85,546)	(544,726)	(91,796)	(145,926)	936,778	68,784
Income tax expense (benefit)	—	(84,465)	15,744	4,784	—	(63,937)

Income (loss) from continuing operations, net of tax	(85,546)	(460,261)	(107,540)	(150,710)	936,778	132,721
Income (loss) from discontinued operations, net of tax	—	—	—	(218,609)	—	(218,609)

Net income (loss)	(85,546)	(460,261)	(107,540)	(369,319)	936,778	(85,888)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	342	—	342

Net income (loss) attributable to Nabors	$(85,546)	$(460,261)	$(107,540)	$(368,977)	$936,778	$(85,546)

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Nabors Holdings (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments		Consolidated Total
	(In thousands)
Net cash provided by (used for) operating activities	$6,612	$(31,178)	$—	$1,481,053	$		$1,456,487

Cash flows from investing activities:
Purchases of investments	—	—	—	(11,746)		—	(11,746)
Sales and maturities of investments	—	—	—	39,063		—	39,063
Cash paid for acquisition of businesses, net	—	—	—	(55,459)		—	(55,459)
Investment in unconsolidated affiliates	—	—	—	(112,262)		—	(112,262)
Distribution of proceeds from asset sales of unconsolidated affiliates	—	—	—	142,984		—	142,984
Capital expenditures	—	—	—	(2,042,617)		—	(2,042,617)
Proceeds from sales of assets and insurance claims	—	—	—	180,558		—	180,558
Cash paid for investments in consolidated affiliates	(26,235)	(65,000)	—	—		91,235	—

Net cash provided by (used for) investing activities	(26,235)	(65,000)	—	(1,859,479)		91,235	(1,859,479)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	6,375		—	6,375
Proceeds from long-term debt	—	697,578	—	—		—	697,578
Debt issuance costs	—	(7,141)	—	—		—	(7,141)
Proceeds from revolving credit facilities	—	1,510,000	—	50,000		—	1,560,000
Proceeds from issuance of common shares	11,605	—	—	—		—	11,605
Reduction in long-term debt	—	(1,404,246)	—	(35)		—	(1,404,281)
Reduction in revolving credit facilities	—	(700,000)	—	—		—	(700,000)
Repurchase of equity component of convertible debt	—	(12)	—	—		—	(12)
Purchase of restricted stock	(2,626)	—	—	—		—	(2,626)
Tax benefit related to share-based awards	—	—	—	1,747		—	1,747
Proceeds from parent contributions	—	—	—	91,235		(91,235)	—

Net cash (used for) provided by financing activities	8,979	96,179	—	149,322		(91,235)	163,245
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,380)		—	(3,380)

Net (decrease) increase in cash and cash equivalents	(10,644)	1	—	(232,484)		—	(243,127)
Cash and cash equivalents, beginning of period	10,847	20	—	630,835		—	641,702

Cash and cash equivalents, end of period	$203	$21	$—	$398,351		$—	$398,575

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Nabors Holdings (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
	(In thousands)
Net cash provided by (used for) operating activities	$115,179	$757,345	$—	$504,460	$(270,000)	$1,106,984

Cash flows from investing activities:
Purchases of investments	—	—	—	(34,147)	—	(34,147)
Sales and maturities of investments	—	—	—	34,613	—	34,613
Cash paid for acquisition of businesses, net	—	—	—	(733,630)	—	(733,630)
Investment in unconsolidated affiliates	—	—	—	(40,936)	—	(40,936)
Capital expenditures	—	—	—	(930,277)	—	(930,277)
Proceeds from sales of assets and insurance claims	—	—	—	31,072	—	31,072
Cash paid for investments in consolidated affiliates	(122,300)	(1,027,134)	—	—	1,149,434	—

Net cash provided by (used for) investing activities	(122,300)	(1,027,134)	—	(1,673,305)	1,149,434	(1,673,305)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(6,298)	—	(6,298)
Proceeds from long-term debt	—	696,948	—	—	—	696,948
Debt issuance costs	—	(8,934)	—	—	—	(8,934)
Payments for hedge transactions	—	(5,667)	—	—	—	(5,667)
Proceeds from revolving credit facilities	—	600,000	—	—	—	600,000
Proceeds from issuance of common shares	8,201	—	—	—	—	8,201
Reduction in long-term debt	—	(274,095)	—	(124,419)	—	(398,514)
Reduction in revolving credit facilities	—	(600,000)	—	—	—	(600,000)
Repurchase of equity component of convertible debt	—	(4,712)	—	—	—	(4,712)
Settlement of call options and warrants, net	—	1,134	—	—	—	1,134
Purchase of restricted stock	(1,935)	—	—	—	—	(1,935)
Tax benefit related to share-based awards	—	—	—	31	—	31
Cash dividends paid	—	(135,000)	—	(135,000)	270,000	—
Proceeds from parent contributions	—	—	—	1,149,434	(1,149,434)	—

Net cash (used for) provided by financing activities	6,266	269,674	—	883,748	(879,434)	280,254
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(46)	—	(46)

Net (decrease) increase in cash and cash equivalents	(855)	(115)	—	(285,143)	—	(286,113)
Cash and cash equivalents, beginning of period	11,702	135	—	915,978	—	927,815

Cash and cash equivalents, end of period	$10,847	$20	$—	$630,835	$—	$641,702

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Nabors Holdings (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
	(In thousands)
Net cash provided by (used for) operating activities	$40,589	$646,645	$608	$1,089,086	$(159,956)	$1,616,972

Cash flows from investing activities:
Purchases of investments	—	—	—	(32,674)	—	(32,674)
Sales and maturities of investments	—	—	—	57,033	—	57,033
Investment in unconsolidated affiliates	—	—	—	(125,076)	—	(125,076)
Capital expenditures	—	—	—	(1,093,435)	—	(1,093,435)
Proceeds from sales of assets and insurance claims	—	—	—	31,375	—	31,375
Proceeds from sale of consolidated affiliates	—	—	239,421	(239,421)	—	—
Cash paid for investments in consolidated affiliates	(46,912)	(900,000)	—	—	946,912	—

Net cash provided by (used for) investing activities	(46,912)	(900,000)	239,421	(1,402,198)	946,912	(1,162,777)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	—	(18,157)	—	(18,157)
Proceeds from long-term debt	—	1,124,978	—	—	—	1,124,978
Debt issuance costs	—	(8,832)	—	—	—	(8,832)
Intercompany debt	—	—	143,859	(143,859)	—	—
Proceeds from issuance of common shares	11,249	—	—	—	—	11,249
Reduction in long-term debt	—	(856,203)	(225,191)	(407)	—	(1,081,801)
Repurchase of equity component of convertible debt	—	(6,586)	—	—	—	(6,586)
Purchase of restricted stock	(1,515)	—	—	—	—	(1,515)
Tax benefit related to share-based awards	—	37	—	—	—	37
Cash dividends paid	—	—	(159,956)	—	159,956	—
Proceeds from parent contributions	—	—	—	946,912	(946,912)	—

Net cash (used for) provided by financing activities	9,734	253,394	(241,288)	784,489	(786,956)	19,373
Effect of exchange rate changes on cash and cash equivalents	—	—	—	12,160	—	12,160

Net (decrease) increase in cash and cash equivalents	3,411	39	(1,259)	483,537	—	485,728
Cash and cash equivalents, beginning of period	8,291	96	1,259	432,441	—	442,087

Cash and cash equivalents, end of period	$11,702	$135	$—	$915,978	$—	$927,815

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

Our Oil and Gas operating segment includes our wholly owned oil and gas assets and our unconsolidated oil and gas joint ventures. In December 2008, the SEC revised oil and gas reporting disclosures, which clarified that we should consider our equity-method investments when determining whether we have significant oil and gas activities beginning in 2009. A one-year deferral of the disclosure requirements was allowed if an entity became subject to the requirements because of the change to the definition of significant oil and gas activities. When operating results from our wholly owned oil and gas activities were considered with operating results from our unconsolidated oil and gas joint ventures, which we account for under the equity method of accounting, we determined that we had significant oil and gas activities under the new definition at December 31, 2009. Accordingly after the one-year deferral, we are presenting the information with regard to our oil and gas producing activities for the years ended December 31, 2011 and 2010.

The estimates of net proved oil and gas reserves as of December 31, 2011 were based on reserve reports prepared by independent petroleum engineers. AJM Deloitte prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Canada. Miller and Lents, Ltd. prepared reports of estimated proved oil and gas reserves for both our wholly owned assets and our U.S. joint venture’s interests in natural gas and oil properties located in the United States. Cawley, Gillespie & Associates, Inc. prepared reports of estimated proved oil reserves for wholly owned assets located in the Eagle Ford Shale and Giddings field in Grimes County, Texas.

The estimates of net proved natural gas and oil reserves as of December 31, 2010 were based on reserve reports prepared by the following independent petroleum engineers. AJM Petroleum Consultants prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Canada. Miller and Lents, Ltd. prepared reports of estimated proved oil and gas reserves for both our wholly owned assets and our U.S. joint venture’s interests in natural gas and oil properties located in the United States. Netherland, Sewell & Associates, Inc., prepared reports of estimated proved oil reserves for certain properties located in the Cat Canyon and West Cat Canyon Fields in Santa Barbara County, California. Lonquist & Co., LLC prepared reports of estimated proved oil and gas reserves for our wholly owned assets in Colombia.

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

Results of Operations

Results of operations consist of all activities within our Oil and Gas operating segment, or in discontinued operations in some cases. Net revenues from production include only the revenues from the production and sale of natural gas, oil, and natural gas liquids. Production costs are those incurred to operate and maintain wells and related equipment and facilities used in oil and gas operations. Exploration expenses include dry-hole costs, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization (“DD&A”) allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Canada	Colombia	Total
	(in thousands)
Results of Operations
For the year ended December 31, 2011:
Consolidated Subsidiaries
Revenue	$25,684	$7,046	$12,378	$45,108
Production costs	12,682	27,432 (3)	3,704	43,818
Exploration expenses	23,768	3,324	122	27,214
Depreciation and depletion	22,350	104	949	23,403
Impairment of oil and gas properties	71,392	183,654		255,046
Loss (gain) on dispositions	(6,642)	—	(39,599)	(46,241)
Related income tax expense (benefit)	(38,707)	(54,979)	15,577	(78,109)

Results of producing activities for consolidated subsidiaries	$(59,159)	$(152,489)	$31,625	$(180,023)
Equity Companies(1)
Revenue	$98,933	$1,335	$26,730	$126,998
Production costs	27,790	4,600	10,598	42,988
Depreciation and depletion	39,564	1,032	9,806	50,402
Impairment of oil and gas properties	15,624	—	—	15,624
Realized loss (gain) on derivative instruments	(33,969)	(84)	—	(34,053)
Loss (gain) on acquisitions/dispositions	(49,484)	—	(95,301)	(144,785)
Related income tax expense (benefit)(2)	—	—	6,055	6,055

Results of producing activities for equity companies	$99,408	$(4,213)	$95,572	$190,767

Total results of operations	$40,249	$(156,702)	$127,197	$10,744

For the year ended December 31, 2010:
Consolidated Subsidiaries
Revenue	$19,180	$11,276	$16,619	$47,075
Production costs	8,510	7,965	7,918	24,393
Exploration expenses	—	—	39,047	39,047
Depreciation and depletion	20,092	5,424	3,737	29,253
Impairment of oil and gas properties	110,165	—	—	110,165
Related income tax expense (benefit)	(15,856)	(3,078)	610	(18,324)

Results of producing activities for consolidated subsidiaries	$(103,731)	$965	$(34,693)	$(137,459)

Equity Companies(1)
Revenue	$64,736	$6,038	$20,176	$90,950
Production costs	18,460	9,036	9,174	36,670
Depreciation and depletion	24,221	6,033	7,058	37,312
Impairment of oil and gas properties	851	—	—	851
Realized gain on derivative instruments	(25,424)	(2,543)	—	(27,967)
Related income tax expense (benefit)(2)	—	—	—	—

Results of producing activities for equity companies	$46,628	$(6,488)	$3,944	$44,084

Total results of operations	$(57,103)	$(5,523)	$(30,749)	$(93,375)

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents our proportionate share of interests in our equity companies.

(2)	Equity companies are pass-through entities for tax purposes.

(3)	Includes $24.2 million of transportation costs from pipeline commitments.

Capitalized Cost

Capitalized costs include the cost of properties, equipment and facilities for oil and gas-producing activities. Capitalized costs for proved properties include costs for oil and gas leaseholds where proved reserves have been identified, development wells, and related equipment and facilities, including development wells in progress. Capitalized costs for unproved properties include costs for acquiring oil and gas leaseholds where no proved reserves have been identified, including costs of exploratory wells that are in the process of drilling or for active completion, and costs of exploratory wells suspended or waiting for completion.

	United States	Canada	Colombia	Total
	(in thousands)
Capitalized Costs
For the year ended December 31, 2011:
Consolidated Subsidiaries
Property acquisition costs, proved	$587,385	$101,402	$—	$688,787
Property acquisition costs, unproved	101,611	92,750	23,767	218,128

Total acquisition costs	688,996	194,152	23,767	906,915
Accumulated depreciation and depletion	(539,380)	(28,838)	(741)	(568,959)

Net capitalized costs for consolidated subsidiaries	$149,616	$165,314	$23,026	$337,956
Equity Companies(1)
Property acquisition costs, proved	$1,141,393	$—	$—	$1,141,393
Property acquisition costs, unproved	103,657	—	—	103,657

Total acquisition costs	1,245,050	—	—	1,245,050
Accumulated depreciation and depletion	(512,503)	—	—	(512,503)

Net capitalized costs for equity companies	$732,547	$—	$—	$732,547

For the year ended December 31, 2010:
Consolidated Subsidiaries
Property acquisition costs, proved	$480,618	$62,109	$57,251	$599,978
Property acquisition costs, unproved	136,625	89,785	1,174	227,584

Total acquisition costs	617,243	151,894	58,425	827,562
Accumulated depreciation and depletion	(463,330)	(7,344)	(3,782)	(474,456)

Net capitalized costs for consolidated subsidiaries	$153,913	$144,550	$54,643	$353,106
Equity Companies(1)
Property acquisition costs, proved	$749,515	$78,224	$98,629	$926,368
Property acquisition costs, unproved	108,541	28,884	883	138,308

Total acquisition costs	858,056	107,108	99,512	1,064,676
Accumulated depreciation and depletion	(460,622)	(72,338)	(31,825)	(564,785)

Net capitalized costs for equity companies	$397,434	$34,770	$67,687	$499,891

(1)	Represents our proportionate share of interests in our equity companies.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development

Amounts reported as costs incurred include both capitalized costs and costs charged to expense during 2011 and 2010, respectively, for oil and gas property acquisition, exploration and development activities. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligations resulting from changes to cost estimates during the year. Exploration costs include the costs of drilling and equipping successful exploration wells, as well as dry-hole costs, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Development costs include the costs of drilling and equipping development wells, and construction of related production facilities.

	United States	Canada	Colombia	Total
	(in thousands)
Costs incurred in property acquisitions, exploration and development activities
For the year ended December 31, 2011:
Consolidated Subsidiaries
Property acquisition costs, proved	$23,051	$7,748	$—	$30,799
Property acquisition costs, unproved	37,272	26,099	—	63,371
Exploration costs	49,156	—	122	49,278
Development costs	43,780	184	19,605	63,569
Asset retirement costs	496	750	254	1,500

Total costs incurred for consolidated subsidiaries	$153,755	$34,781	$19,981	$208,517
Equity Companies(1)
Property acquisition costs, proved	$232,410	$—	$—	$232,410
Property acquisition costs, unproved	14,268	—	4,395	18,663
Exploration costs	252	—	—	252
Development costs	136,711	—	—	136,711
Asset retirement costs	2,834	—	—	2,834

Total costs incurred for equity companies	$386,475	$—	$4,395	$390,870

For the year ended December 31, 2010:
Consolidated Subsidiaries
Property acquisition costs, proved	$25,080	$—	$—	$25,080
Property acquisition costs, unproved	25,202	—	1,000	26,202
Exploration costs	8,199	—	33,599	41,798
Development costs	19,118	3,876	—	22,994
Asset retirement costs	—	—	770	770

Total costs incurred for consolidated subsidiaries	$77,599	$3,876	$35,369	$116,844
Equity Companies(1)
Property acquisition costs, proved	$29,975	$—	$—	$29,975
Property acquisition costs, unproved	34,207	—	—	34,207
Exploration costs	108	—	29,927	30,035
Development costs	118,828	1,056	11,805	131,689
Asset retirement costs	296	—	(104)	192

Total costs incurred for equity companies	$183,414	$1,056	$41,628	$226,098

(1)	Represents our proportionate share of interests in equity companies.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oil and Gas Reserves

The reserve disclosures that follow reflect estimates of proved reserves for our consolidated subsidiaries and equity companies of natural gas, oil, and natural gas liquids owned at December 31, 2011 and 2010 and changes in proved reserves during 2011 and 2010. Our year-end reserve volumes in the following tables were calculated using average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. These reserve quantities are also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow. Estimates of volumes of proved reserves of natural gas at year end are expressed in billions of cubic feet of natural gas (“Bcf”) at a pressure base of 14.73 pounds per square inch for natural gas and in millions of barrels (“MMBbls”) for oil and natural gas liquids.

For our wholly owned properties in the United States and the properties of our unconsolidated U.S. joint venture, the prices used in our reserve reports were $4.12 per mcf for the 12-month average of natural gas, $57.71 per barrel for natural gas liquids and $96.19 per barrel for oil at December 31, 2011. For our wholly owned properties in Canada, the price used in our reserve reports was $3.85 per mcf for the 12-month average of natural gas at December 31, 2011.

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

In the proved reserves tables, consolidated reserves and equity company reserves are reported separately. However, we do not view equity company reserves any differently than those of our consolidated subsidiaries.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net proved developed reserves are those volumes that are expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Net proved undeveloped reserves are those volumes that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

	United States			Canada			Colombia			Total
Reserves	Liquids (MMBbls)		Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)		Liquids (MMBbls)		Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
Net proved reserves of consolidated subsidiaries
January 1, 2011	21.2		19.8	—	5.5		2.0		—	23.2	25.3
Revisions	0.1		(3.9)	—	0.9		—		—	0.1	(3.0)
Extensions, additions and discoveries	1.6		4.0	—	—		—		—	1.6	4.0
Production	(0.2)		(3.0)	—	(2.1)		(0.1)		—	(0.3)	(5.1)
Purchases in place	—		—	—	3.9		—		—	—	3.9
Sales in place	(20.9	)(2)	—	—	—		(1.9)		—	(22.8)	—

December 31, 2011	1.8		16.9	—	8.2		—		—	1.8	25.1
January 1, 2010	0.4		29.6	—	5.0		0.9		—	1.3	34.6
Revisions	0.1		(11.7)	—	3.6		(0.7)		—	(0.6)	(8.1)
Extensions, additions and discoveries	—		5.0	—	—		2.0		—	2.0	5.0
Production	(0.1)		(3.1)	—	(3.1)		(0.2)		—	(0.3)	(6.2)
Purchases in place	20.8	(2)	—	—	—		—		—	20.8	—
Sales in place	—		—	—	—		—		—	—	—

December 31, 2010	21.2		19.8	—	5.5		2.0		—	23.2	25.3
Proportional interest in proved reserves of equity companies
January 1, 2011	7.9		552.8	—	5.2		1.9		—	9.8	558.0
Revisions	(4.2)		(359.0)	—	—		—		—	(4.2)	(359.0)
Extensions, additions and discoveries	3.2		103.1	—	—		—		—	3.2	103.1
Production	(0.4)		(18.6)	—	(0.4)		(0.3)		—	(0.7)	(19.0)
Purchases in place	9.4		304.2 (3)	—	—		—		—	9.4	304.2
Sales in place	—		—	—	(4.8	)(4)	(1.6	)(5)	—	(1.6)	(4.8)

December 31, 2011	15.9		582.5	—	—		—		—	15.9	582.5
January 1, 2010	5.2		466.9	—	7.5		0.6		—	5.8	474.4
Revisions	1.5		(119.1)	—	(0.8)		0.5		—	2.0	(119.9)
Extensions, additions and discoveries	0.6		108.5	—	—		1.3		—	1.9	108.5
Production	(0.2)		(12.3)	—	(1.5)		(0.3)		—	(0.5)	(13.8)
Purchases in place	0.8		109.8	—	—		—		—	0.8	109.8
Sales in place	—		(1.0)	—	—		(0.2)		—	(0.2)	(1.0)

December 31, 2010	7.9		552.8	—	5.2		1.9		—	9.8	558.0

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States		Canada		Colombia		Total
Reserves	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
Total proved reserves at December 31, 2009	5.6	496.5	—	12.5	1.5	—	7.1	509.0
Total proved reserves at December 31, 2010	29.1	572.6	—	10.7	3.9	—	33.0	583.3
Total proved reserves at December 31, 2011	17.7	599.4	—	8.2	—	—	17.7	607.6
Proved Developed Reserves at January 1, 2010
Consolidated subsidiaries	0.2	18.4	—	5.0	0.6	—	0.8	23.4
Equity companies(1)	1.8	106.6	—	7.5	0.5	—	2.3	114.1
Proved Developed Reserves at December 31, 2010
Consolidated subsidiaries	2.7	17.1	—	5.5	1.6	—	4.3	22.6
Equity companies(1)	3.0	147.1	—	5.2	0.5	—	3.5	152.3
Proved Developed Reserves at December 31, 2011
Consolidated subsidiaries	0.9	13.6	—	8.2	—	—	0.9	21.8
Equity companies(1)	6.3	256.4	—	—	—	—	6.3	256.4
Proved Undeveloped Reserves at January 1, 2010
Consolidated subsidiaries	0.2	11.2	—	—	0.3	—	0.5	11.2
Equity companies(1)	3.4	360.3	—	—	0.1	—	3.5	360.3
Proved Undeveloped Reserves at December 31, 2010
Consolidated subsidiaries	18.5	2.7	—	—	0.4	—	18.9	2.7
Equity companies(1)	4.9	405.7	—	—	1.4	—	6.3	405.7
Proved Undeveloped Reserves at December 31, 2011
Consolidated subsidiaries	0.9	3.3	—	—	—	—	0.9	3.3
Equity companies(1)	9.6	326.1	—	—	—	—	9.6	326.1

(1)	Represents our proportionate share of interests in equity companies.

(2)	On December 14, 2011, we sold our 25% working interest in the Cat Canyon and West Cat Canyon fields in Santa Barbara County, California. We received approximately $71.6 million in cash from the sale. During 2010, we purchased our 25% working interest and at December 31, 2010, proved reserves in Cat Canyon were estimated at 20.8 MMBbls.

(3)	Relates to acquisitions of properties with 360.4 Bcfe and drilling of non-proved properties of 122.2 Bcfe. In addition, negative revisions of 384 Bcfe were noted primarily resulting from proved undeveloped reserves being reclassified to non-proved status in accordance with the SEC five-year guidance for recording proved reserves.

(4)	Relates to SMVP that was dissolved in June 2011, and of proved reserves of 4.8 Bcfe that was exchanged for our ownership interest.

(5)	Relates to the sale of Remora’s assets which resulted in a decrease in proved reserves of 9.5 Bcfe.

Standardized Measure of Discounted Future Cash Flows

For the years ended December 31, 2011 and 2010, the standardized measure of discounted future net cash flow was computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a discount factor of 10 percent to proved reserves. Estimated future net cash flows for all periods presented are reduced by estimated future development, production, abandonment and dismantlement costs based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development, production costs, and abandonment and dismantlement. Income tax expense, both U.S. and global, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The 10-percent discount factor is prescribed by GAAP.

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
	(in thousands)
Standardized Measure of Discounted Future Cash Flows
For the year ended December 31, 2011:
Consolidated Subsidiaries
Future cash flows from sales of oil and gas	$225,141	$20,906	$—	$246,047
Future production costs	(66,448)	(5,761)	—	(72,209)
Future development costs	(45,505)	(1,607)	—	(47,112)
Future income tax expense(2)	—	—	—	—

Future net cash inflows	113,188	13,538	—	126,726
Effect of discounting net cash flows at 10%	(55,886)	(2,527)	—	(58,413)

Discounted future net cash flows	$57,302	$11,011	$—	$68,313

Equity Companies(1)
Future cash flows from sales of oil and gas	$3,347,348	$—	$—	$3,347,348
Future production costs	(1,005,922)	—	—	(1,005,922)
Future development costs	(660,509)	—	—	(660,509)
Future income tax expense(3)	—	—	—	—

Future net cash inflows	1,680,917	—	—	1,680,917
Effect of discounting net cash flows at 10%	(1,098,854)	—	—	(1,098,854)

Discounted future net cash flows	$582,063	$—	$—	$582,063

Total consolidated and equity interests in standardized measure of discounted future net cash flows	$639,365	$11,011	$—	$650,376

For the year ended December 31, 2010:
Consolidated Subsidiaries
Future cash flows from sales of oil and gas	$1,468,944	$16,435	$156,921	$1,642,300
Future production costs	(481,487)	(5,600)	(83,556)	(570,643)
Future development costs	(152,309)	(360)	(16,216)	(168,885)
Future income tax expense(2)	(268,774)	—	—	(268,774)

Future net cash inflows	566,374	10,475	57,149	633,998
Effect of discounting net cash flows at 10%	(353,232)	(2,046)	(10,256)	(365,534)

Discounted future net cash flows	$213,142	$8,429	$46,893	$268,464

Equity Companies(1)
Future cash flows from sales of oil and gas	$2,889,308	$14,713	$141,410	$3,045,431
Future production costs	(752,792)	(6,463)	(56,837)	(816,092)
Future development costs	(850,053)	(992)	(12,307)	(863,352)
Future income tax expense (3)	—	—	—	—

Future net cash inflows	1,286,463	7,258	72,266	1,365,987
Effect of discounting net cash flows at 10%	(995,091)	(1,477)	(14,313)	(1,010,881)

Discounted future net cash flows	$291,372	$5,781	$57,953	$355,106

Total consolidated and equity interests in standardized measure of discounted future net cash flows	$504,514	$14,210	$104,846	$623,570

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents our proportionate share of interests in equity companies.

(2)	For Canada and Colombia, there are net operating loss carryforwards that are expected to offset any future taxable earnings.

(3)	Equity companies are pass-through entities for tax purposes.

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following table reflects the estimate of changes in the standardized measure of discounted future net cash flows from proved reserves:

	United States		Canada	Colombia		Total
	(in thousands)
Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
Consolidated Subsidiaries
Discounted future net cash flows as of December 31, 2009	$38,345		$6,527	$11,741		$56,613

Value of reserves added during the year due to extensions, discoveries and net purchases less related costs	8,037		—	45,072		53,109
Changes in value of previous-year reserves due to:
Sales of oil and gas produced, net of production costs	(10,670)		(3,311)	(8,701)		(22,682)
Development costs incurred during the year	8,359		—	—		8,359
Net change in prices and production costs	96,662		46	(2,555)		94,153
Net change in future development costs	4,155		(192)	285		4,248
Revisions of previous reserves estimates	(27,501)		5,628	(7,093)		(28,966)
Purchases of reserves	196,613	(4)	—	—		196,613
Accretion of discount	3,562		496	1,030		5,088
Other	(17,357)		(765)	7,114		(11,008)
Net change in income taxes(2)	(87,063)		—	—		(87,063)

Total change in the standardized measure for consolidated subsidiaries	$174,797		$1,902	$35,152		$211,851

Discounted future net cash flows as of December 31, 2010	$213,142		$8,429	$46,893		$268,464

Value of reserves added during the year due to extensions, discoveries and net purchases less related costs	32,838		—	—		32,838
Changes in value of previous-year reserves due to:
Sales of oil and gas produced, net of production costs	(14,247)		(5,848)	(8,674)		(28,769)
Development costs incurred during the year	360		—	—		360
Net change in prices and production costs	(15,274)		1,221	—		(14,053)
Net change in future development costs	775		—	—		775
Revisions of previous reserves estimates	(5,285)		1,219	19,859		15,793
Purchases of reserves			4,557			4,557
Divestiture of reserves	(272,448	)(4)		(58,078	)(5)	(330,526)
Accretion of discount	30,021		843			30,864
Other	356		590			946
Net change in income taxes(2)	87,064					87,064

Total change in the standardized measure for consolidated subsidiaries	$(155,840)		$2,582	$(46,893)		$(200,151)

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States	Canada		Colombia		Total
	(in thousands)
Discounted future net cash flows as of December 31, 2011	$57,302	$11,011		$—		$68,313

Equity Companies(1)
Discounted future net cash flows as of December 31, 2009	$52,941	$9,569		$13,706		$76,216

Value of reserves added during the year due to extensions, discoveries and net purchases less related costs	20,230	—		40,664		60,894
Changes in value of previous-year reserves due to:
Sales of oil and gas produced, net of production costs	(46,276)	2,998		(11,002)		(54,280)
Development costs incurred during the year	69,207	—		—		69,207
Net change in prices and production costs	90,974	(5,205)		3,032		88,801
Net change in future development costs	—	(374)		(847)		(1,221)
Revisions of previous reserves estimates	76,723	(1,077)		17,289		92,935
Purchases of reserves	5,453	—		—		5,453
Sales of reserves	(1,446)	—		(5,418)		(6,864)
Accretion of discount	5,294	794		529		6,617
Other	18,272	(924)		—		17,348
Net change in income taxes(3)	—	—		—		—

Total change in the standardized measure for equity companies	$238,431	$(3,788)		$44,247		$278,890

Discounted future net cash flows as of December 31, 2010	$291,372	$5,781		$57,953		$355,106

Value of reserves added during the year due to extensions, discoveries and net purchases less related costs	83,692	—		—		83,692
Changes in value of previous-year reserves due to:
Sales of oil and gas produced, net of production costs	(71,143)	3,245		(16,132)		(84,030)
Development costs incurred during the year	44,294	—		—		44,294
Net change in prices and production costs	(20,856)	—		—		(20,856)
Net change in future development costs	(51,098)	—		—		(51,098)
Revisions of previous reserves estimates	20,178	—		—		20,178
Purchases of reserves	262,719	—		—		262,719
Divestiture of reserves	—	(9,026	)(6)	(41,821	)(5)	(50,847)
Sales of reserves	—	—		—		—
Accretion of discount	29,155	—		—		29,155
Other	(6,250)	—		—		(6,250)
Net change in income taxes(3)	—	—		—		—

Total change in the standardized measure for equity companies	$290,691	$(5,781)		$(57,953)		$226,957

Discounted future net cash flows as of December 31, 2011	$582,063	$—		$—		$582,063

(1)	Represents our proportionate share of interests in equity companies.

(2)	For Canada and Colombia, there are net operating loss carryforwards that are expected to offset any future taxable earnings.

(3)	Equity companies are pass-through entities for tax purposes.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	On December 14, 2011, we sold our 25% working interest in the Cat Canyon and West Cat Canyon fields in Santa Barbara County, California. We received approximately $71.6 million in cash from the sale. During 2010, we purchased our 25% working interest and at December 31, 2010, proved reserves in Cat Canyon were estimated at 20.8 MMBbls.

(5)	In April 2011, some of our wholly owned oil and gas assets in Colombia were sold. Remora completed sales of its oil and gas assets in Colombia, resulting in a decrease of proved reserves of 9.5 Bcfe, in the second quarter of 2011.

(6)	In June 2011, SMVP that was dissolved in June 2011, resulting in a decrease in proved reserves of 4.8 Bcfe that was exchanged for our ownership interest.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Company’s Deputy Chairman, President and Chief Executive Officer and its Principal Accounting and Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Deputy Chairman, President and Chief Executive Officer and its Principal Accounting and Financial Officer have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Deputy Chairman, President and Chief Executive Officer and its Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. PricewaterhouseCoopers LLP has issued a report on the effectiveness of internal control over financial reporting, which is included in Part II, Item 8 of this report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2012 annual general meeting of shareholders under the captions “Election of Directors”, “Other Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated into this document by reference.

We have adopted a Code of Business Conduct that applies to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Ethics satisfies the SEC’s definition of a “Code of Ethics” and is posted on our website at www.nabors.com. We intend to disclose on our website any amendments to the Code of Conduct and any waivers of the Code that apply to our principal executive officer, principal financial officer, or principal accounting officer.

On June 27, 2011, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the Exchange’s Listed Company Manual.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2012 annual general meeting of shareholders under the caption “Management Compensation” and except as specified in the following sentence, is incorporated into this document by reference. Information in Nabors’ 2012 proxy statement not deemed to be “soliciting material” or “filed” with the Commission under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We maintain five different equity compensation plans: 1996 Employee Stock Plan, 1998 Employee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 2003 Employee Stock Plan pursuant to which we may grant equity awards to eligible persons. The terms of our equity compensation plans are described more fully below.

The following table gives information about these equity compensation plans as of December 31, 2011:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	24,117,560	$18.2095	15,526,990
Equity compensation plans not approved by security holders	3,751,746	$23.6976	842,191

Total

(1)

The 1996 Employee Stock Plan incorporated an evergreen formula pursuant to which on each January 1, the aggregate number of shares reserved for issuance under the plan were increased by an amount equal to

1.5% of the common shares outstanding on September 30 of the immediately preceding fiscal year. Effective January 1, 2006, no new awards could be granted under this plan but there are outstanding awards that were granted before this date.

(2)	The 2003 Employee Stock Plan provides, commencing on June 1, 2006 and expiring June 1, 2013, on each January 1 for an automatic increase in the number of shares reserved and available for issuance under the Plan by an amount equal to two percent (2%) of the Company’s outstanding common shares as of each June 1 or January 1 date.

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

1998 Employee Stock Plan

The plan reserved for issuance up to 35,000,000 common shares of the Company pursuant to the exercise of options granted under the plan. The persons eligible to participate in the plan were employees and consultants of the Company. Options granted to employees were either awards of shares, non-qualified stock options (each, an “NQSO”), incentive stock options (each, an “ISO”) or stock appreciation rights (each, an “SAR”). An optionee may reduce the option exercise price by paying the Company in cash, shares, options, or the equivalent, an amount equal to the difference between the exercise price and the reduced exercise price of the option. The administrative committee established performance goals for stock awards in writing and not later than the date required for compliance under Section 162(m) of the IRC, and vesting of these shares was contingent upon the attainment of such performance goals. Stock awards vest over a period determined by the committee. The Plan expired on January 8, 2008 and effective that date, no new awards could be granted even though there are outstanding awards that were granted before this date. The committee could grant ISOs of not less than 100% of the fair market value per common share on the date of grant; except that in the event the optionee owns on the date of grant, securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any subsidiary of the Company, the price per share must not have been less than 110% of the fair market value per common share on the date of the grant. The option must expire five years from the date it is granted. SARs may be granted in conjunction with all or part of any option granted under the plan, in which case the exercise of the SAR must require the cancellation of a corresponding portion of the option; conversely, the exercise of the option will result in cancellation of a corresponding portion of the SAR. In the case of a NQSO, SARs may be granted either at or after the time of grant of the option. In the case of an ISO, SARs may be granted only at the time of grant of the option. A SAR may also be granted on a stand-alone basis. The term of a SAR must be established by the committee. The exercise price of a SAR cannot be less than 100% of the fair market value per common share on the date of grant. The committee has the authority to make provisions in its award and grant agreements to address vesting and other issues arising in connection with a change of control.

1999 Stock Option Plan for Non-Employee Directors

The plan reserves for issuance up to 3,000,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by the Board of Directors or a committee appointed by the Board. Eligible directors may not consider or vote on the administration of the plan or serve as a member of the committee. Options may be granted under the plan to non-employee directors of the Company. Options vest and become non-forfeitable on the first anniversary of the option grant if the optionee has continued to serve as a director until that day, unless otherwise provided. In the event of termination of an optionee’s service as a director by reason of voluntary retirement, declining to stand for re-election or becoming a full-time employee of the Company or a subsidiary of the Company, all unvested options granted under the Plan automatically expire and are not exercisable, and all unexercised options continue to be exercisable until their stated expiration date. In the event of death or disability of an optionee while the optionee is a director, the then-outstanding options of such optionee become exercisable for two years from the date of the death or disability. All unvested options automatically vest and become non-forfeitable as of the date of death or disability and become exercisable for two years from the date of the death of the optionee or until the stated expiration date, whichever is earlier. In the event of the termination of an optionee’s service as a director by the Board of Directors for cause or the failure of such director to be re-elected, the administrator of the plan in its sole discretion can cancel the then-outstanding options of the optionee, including options that have vested, and those options automatically expire and become non-exercisable on the effective date of the termination.

The remainder of the information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2012 annual general meeting of shareholders under the caption “Share Ownership of Management and Principal Shareholders” and is incorporated into this document by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2012 annual general meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated into this document by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2012 annual general meeting of shareholders under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedule

Page No.
Schedule II — Valuation and Qualifying Accounts	157

All other supplemental schedules are omitted because of the absence of the conditions under which they would be required or because the required information is included in the financial statements or related notes.

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

2.2	Agreement and Plan of Merger, by and among Nabors Industries Ltd., Diamond Acquisition Corp., and Superior, dated as of August 6, 2010 (incorporated by reference to Exhibit 2.2 to our Form 8-K (File No. 001-32657) filed with the SEC on August 9, 2010).

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to our Form 10-Q (File No. 000-49887) filed with the SEC on August 3, 2005).

3.2(a)	Amendment to Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on February 24, 2006).

3.3	Form of Resolutions of our Board of Directors authorizing the issue of the Special Voting Preferred Share (incorporated by reference to Exhibit 3.3 to our Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-85228-99) filed with the SEC on June 11, 2002).

4.1	Indenture, dated August 22, 2002, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, and Bank One, N.A., with respect to Nabors Industries, Inc.’s Series A and Series B 5.375% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to Nabors Industries, Inc.’s Registration Statement on Form S-4 (File No. 333-10049201) filed with the SEC on October 11, 2002).

Exhibit No.	Description

4.2	Purchase Agreement, dated February 14, 2008, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).

4.2(a)	Indenture, dated February 20, 2008, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (including form of 6.15% Senior Note due 2018) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).

4.2(b)	Registration Rights Agreement, dated as of February 20, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).

4.3	Purchase Agreement, dated July 17, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 23, 2008).

4.3(a)	Registration Rights Agreement, dated July 22, 2008, among Nabors Industries, Inc., Nabors Industries, Ltd., Citigroup Global Markets Inc. and UBS Securities LLC, with respect to Nabors Industries, Inc.’s 6.15% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on July 23, 2008).

4.4	Purchase Agreement, dated January 7, 2009, among Nabors Industries, Inc., Nabors Industries Ltd., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Howard Weil Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Tudor, Pickering, Holt & Co. Securities, Inc. and Wells Fargo Securities, LLC, with respect to Nabors Industries, Inc.’s 9.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 14, 2009).

4.4(a)	Indenture related to the Senior Notes due 2019, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.’s 9.25% Senior Notes due 2019 (including form of 9.25% Senior Note due 2019) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 14, 2009).

4.4(b)	Registration Rights Agreement, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Howard Weil Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, Tudor, Pickering, Holt & Co. Securities, Inc. and Wells Fargo Securities, LLC, with respect to Nabors Industries, Inc.’s 9.25% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 14, 2009).

4.5	Purchase Agreement, dated September 9, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Mizuho Securities USA Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., PNC Capital Markets LLC and Scotia Capital (USA) Inc. with respect to Nabors Industries, Inc.’s 5.0% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).

Exhibit No.	Description

4.5(a)	Indenture dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust Company, as trustee and Citibank, N.A. as securities administrator, with respect to Nabors Industries, Inc.’s 5.0% Senior Notes due 2020 (including form of 5.0% Senior Note due 2020) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).

4.5(b)	Registration Rights Agreement, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., UBS Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Mizuho Securities USA Inc., Banc of America Securities LLC, Morgan Stanley & Co. Incorporated, HSBC Securities (USA) Inc., PNC Capital Markets LLC and Scotia Capital (USA) Inc. with respect to Nabors Industries, Inc.’s 5.0% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).

4.6	Tender and Voting Agreement, by and among Nabors Industries Ltd., Diamond Acquisition Corp, and certain Superior stockholders, dated as of August 6, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on August 9, 2010).

4.7	Purchase Agreement, dated August 16, 2011, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc., Mizuho Securities USA Inc., UBS Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, HSBC Securities (USA) Inc. and PNC Capital Markets LLC with respect to Nabors Industries, Inc.’s 4.625% Senior Notes due 2021 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on August 17, 2011).

4.7(a)	Indenture dated as of August 23, 2011, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust, National Association, as trustee and Citibank, N.A. as securities administrator, with respect to Nabors Industries, Inc.’s 4.625% Senior Notes due 2021 (including form of 4.625% Senior Note due 2021) (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on August 24, 2011).

4.7(b)	Registration Rights Agreement, dated as of August 23, 2011, among Nabors Industries, Inc., Nabors Industries Ltd., and Citigroup Global Markets Inc. as representative of the Initial Purchasers, with respect to Nabors Industries, Inc.’s 4.625% Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on August 24, 2011).

10.1(+)	Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg, dated as of April 1, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on April 30, 2009).

10.1(a) (+)	First Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg, dated as of June 29, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2009).

10.1(b) (+)	Second Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Eugene M. Isenberg, dated as of December 28, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 28, 2009).

10.2(+)	Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello, dated as of April 1, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on April 30, 2009).

Exhibit No.	Description

10.2(a) (+)	First Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello, dated as of June 29, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2009).

10.2(b) (+)	Second Amendment to Executive Employment Agreement between Nabors Industries, Inc., Nabors Industries Ltd. and Anthony G. Petrello, dated as of December 28, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on December 28, 2009).

10.2(c) (+)	Employment Agreement effective October 1, 1996, among Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.8 to our Form 10-Q (File No. 1-9245) filed May 16, 1997).

10.3	Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers identified in the schedule thereto (incorporated by reference to Exhibit 10.28 to our Form 10-K (File No. 000-49887) filed with the SEC on March 31, 2003).

10.4(+)	Form of Stock Option Agreement — Isenberg/Petrello (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).

10.5(+)	Form of Stock Option Agreement — Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).

10.6(+)	2003 Employee Stock Plan (incorporated by reference to Annex D of our Proxy Statement (File No. 000-49887) filed with the SEC on May 8, 2003).

10.6(a) (+)	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to our Form 10-Q (File No. 000-49887) filed with the SEC on August 3, 2005).

10.6(b) (+)	Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).

10.6(c) (+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Revised Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the SEC on May 4, 2006) (incorporated by reference to Exhibit 99.1 to our Form S-8 filed with the SEC on November 12, 2008).

10.7(+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries Inc.’s Registration Statement on Form S-8 (File No. 333-11313) filed with the SEC on September 3, 1996).

10.8(+)	Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed with the SEC on December 29, 1997).

10.9(+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed with the SEC on March 31, 1999).

10.10(+)	Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries Inc.’s Form 10-K (File No. 1-9245) filed with the SEC March 31, 1999).

10.10(a) (+)	Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-09245) filed with the SEC on March 19, 2002).

Exhibit No.	Description

10.10(b) (+)	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

10.11	Purchase and Sale Agreement (Red River) by and among El Paso Production Company and El Paso Production GOM Inc., jointly and severally as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.23 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).

10.12	Purchase and Sale Agreement (USA) between El Paso Production Oil & Gas USA, L.P., as Seller and Ramshorn Investments, Inc., as Purchaser dated October 8, 2003 (incorporated by reference to Exhibit 10.24 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).

10.13	Credit Agreement, dated as of September 7, 2010, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, UBS Securities LLC, Citibank, N.A., Deutsche Bank AG New York Branch and Mizuho Corporate Bank (USA), as Joint Lead Arrangers and Joint Bookrunners, UBS Securities LLC, as Documentation Agent and syndication agent, UBS AG, Stamford Branch, as administrative agent, the lenders party thereto from time to time and UBS Loan Finance, LLC, as Swingline Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 7, 2010).

10.14	Credit Agreement, dated as of April 20, 2011, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, Citigroup Global Markets Inc., Mizuho Corporate Bank, Ltd., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC as Joint Lead Arrangers and Joint Bookrunners, Mizuho Corporate Bank, Ltd., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Documentation Agents, Citibank, N.A., as Administrative Agent and Swingline Lender and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on April 20, 2011).

12	Computation of Ratios.*

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).

18	Preference Letter of Independent Accountants Regarding Change in Accounting Principle (incorporated by reference to Exhibit 18 to our Form 10-Q (File No. 000-49887) filed with the SEC on November 2, 2005).

21	Significant Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP - Houston.*

23.2	Consent of Miller and Lents, Ltd.*

23.3	Consent of AJM Deloitte*

23.4	Consent of Cawley, Gillespie & Associates, Inc.*

23.5	Consent of Miller and Lents, Ltd.- NFR Energy LLC*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Deputy Chairman, President and Chief Executive Officer*

Exhibit No.	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer*

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Deputy Chairman, President and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer (furnished herewith).

99.1	Report of Miller and Lents, Ltd.*

99.2	Report of AJM Deloitte*

99.3	Report of Cawley, Gillespie & Associates, Inc.*

99.4	Report of Miller and Lents, Ltd. — NFR Energy LLC*

99.5	Financial Statements and Notes for NFR Energy LLC*

99.6	Letter from AJM Deloitte*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
(+)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ Anthony G. Petrello
Anthony G. Petrello
Deputy Chairman, President and
Chief Executive Officer

By:	/s/ R. Clark Wood
R. Clark Wood
Principal Accounting and
Financial Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony G. Petrello Anthony G. Petrello	Deputy Chairman, President and Chief Executive Officer	February 29, 2012

/s/ R. Clark Wood R. Clark Wood	Principal Accounting and Financial Officer	February 29, 2012

/s/ William T. Comfort William T. Comfort	Director	February 29, 2012

/s/ John V. Lombardi John V. Lombardi	Director	February 29, 2012

/s/ James L. Payne James L. Payne	Director	February 29, 2012

/s/ Myron M. Sheinfeld Myron M. Sheinfeld	Director	February 29, 2012

/s/ John Yearwood John Yearwood	Director	February 29, 2012

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
2011
Allowance for doubtful accounts	$22,507	$5,352	$(29)	$13,873	$41,703
Inventory reserve	6,784	(1,185)	1,889	(504)	6,984
Valuation allowance on deferred tax assets	1,514,153	—	—	(28,613)	1,485,540
2010
Allowance for doubtful accounts	$23,681	$1,545	$167	$(2,886)	$22,507
Inventory reserve	4,824	(182)	1,695	447	6,784
Valuation allowance on deferred tax assets	1,570,890	—	—	(56,737)	1,514,153
2009
Allowance for doubtful accounts	$23,224	$5,793	$239	$(5,575)	$23,681
Inventory reserve	4,483	1,429	—	(1,088)	4,824
Valuation allowance on deferred tax assets	132,262	1,438,628	—	—	1,570,890

Exhibit Index

Exhibits	Description

12	Computation of Ratios.
21	Significant Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP — Houston.
23.2	Consent of Miller and Lents, Ltd.
23.3	Consent of AJM Deloitte
23.4	Consent of Cawley, Gillespie & Associates, Inc.
23.5	Consent of Miller and Lents, Ltd. — NFR Energy LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Deputy Chairman, President and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Deputy Chairman, President and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer (furnished herewith).
99.1	Report of Miller and Lents, Ltd.
99.2	Report of AJM Deloitte
99.3	Report of Cawley, Gillespie & Associates, Inc.
99.4	Report of Miller and Lents, Ltd. — NFR Energy LLC
99.5	Financial Statements and Notes for NFR Energy LLC
99.6	Letter from AJM Deloitte
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document