Form 10-Q
period 2012-03-31
NABORS INDUSTRIES LTD
filed 2012-05-04
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of common shares, par value $.001 per share, outstanding as of April 30, 2012 was 290,307,495.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$354,022	$398,575
Short-term investments	139,950	140,914
Assets held for sale	433,446	401,500
Accounts receivable, net	1,717,375	1,576,555
Inventory	265,787	272,852
Deferred income taxes	45,038	127,874
Other current assets	173,606	170,044

Total current assets	3,129,224	3,088,314
Long-term investments and other receivables	6,373	11,124
Property, plant and equipment, net	8,814,081	8,629,946
Goodwill	501,536	501,258
Investment in unconsolidated affiliates	303,103	371,021
Other long-term assets	393,877	310,477

Total assets	$13,148,194	$12,912,140

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$275,616	$275,326
Trade accounts payable	687,576	782,753
Accrued liabilities	586,911	716,773
Income taxes payable	30,938	27,710

Total current liabilities	1,581,041	1,802,562
Long-term debt	4,497,725	4,348,490
Other long-term liabilities	322,003	292,758
Deferred income taxes	855,057	797,925

Total liabilities	7,255,826	7,241,735

Commitments and contingencies (Note 11)
Subsidiary preferred stock	69,188	69,188
Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 318,731 and 317,042, respectively	318	317
Capital in excess of par value	2,322,315	2,287,743
Accumulated other comprehensive income	342,463	321,264
Retained earnings	4,090,454	3,956,364
Less: treasury shares, at cost, 28,414 and 29,414 common shares, respectively	(944,627)	(977,873)

Total shareholders’ equity	5,810,923	5,587,815
Noncontrolling interest	12,257	13,402

Total equity	5,823,180	5,601,217

Total liabilities and equity	$13,148,194	$12,912,140

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Revenues and other income:
Operating revenues	$1,890,426	$1,373,568
Earnings (losses) from unconsolidated affiliates	(68,669)	16,274
Investment income (loss)	20,252	12,280

Total revenues and other income	1,842,009	1,402,122

Costs and other deductions:
Direct costs	1,184,816	841,108
General and administrative expenses	136,346	115,951
Depreciation and amortization	247,621	225,210
Interest expense	62,654	73,966
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	(1,840)	6,159

Total costs and other deductions	1,629,597	1,262,394

Income (loss) from continuing operations before income taxes	212,412	139,728

Income tax expense (benefit):
Current	26,006	19,689
Deferred	43,038	24,737

Total income tax expense (benefit)	69,044	44,426
Subsidiary preferred stock dividend	750	750

Income (loss) from continuing operations, net of tax	142,618	94,552
Income (loss) from discontinued operations, net of tax	(8,795)	(12,396)

Net income (loss)	133,823	82,156
Less: Net (income) loss attributable to noncontrolling interest	267	669

Net income (loss) attributable to Nabors	$134,090	$82,825

Earnings (losses) per share:
Basic from continuing operations	$.50	$.33
Basic from discontinued operations	(.04)	(.04)

Total Basic	$.46	$.29

Diluted from continuing operations	$.49	$.33
Diluted from discontinued operations	(.03)	(.05)

Total Diluted	$.46	$.28

Weighted-average number of common shares outstanding:
Basic	288,538	286,114
Diluted	291,709	292,689

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Net income (loss) attributable to Nabors	$134,090	$82,825
Other comprehensive income, before tax:
Translation adjustment attributable to Nabors	17,266	31,439
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	12,223	6,308
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(12,465)	(3)

Unrealized gains (losses) on marketable securities	(242)	6,305
Defined benefit pension plans:
Pension liability amortization	260	151
Pension liability adjustment	—	—

Defined benefit pension plans	260	151
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	191	191

Other comprehensive income, before tax	17,475	38,086
Income tax expense (benefit) related to items of other comprehensive income	(3,724)	182

Other comprehensive income, net of tax	21,199	37,904

Comprehensive income	155,289	120,729
Net income (loss) attributable to noncontrolling interest	(267)	(669)
Translation adjustment attributable to noncontrolling interest	243	357

Comprehensive income attributable to noncontrolling interest	(24)	(312)

Comprehensive income attributable to Nabors	$155,265	$120,417

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income (loss) attributable to Nabors	$134,090	$82,825
Adjustments to net income (loss):
Depreciation and amortization	247,745	226,071
Depletion and other exploratory expenses	—	16,265
Deferred income tax expense (benefit)	38,802	20,925
Deferred financing costs amortization	1,091	1,586
Pension liability amortization and adjustments	259	150
Discount amortization on long-term debt	496	17,515
Amortization of loss on hedges	232	231
Losses (gains) on long-lived assets, net	3,368	1,084
Losses (gains) on investments, net	(19,323)	(11,082)
Losses (gains) on debt retirement, net	—	58
Losses (gains) on derivative instruments	90	83
Share-based compensation	4,454	3,945
Foreign currency transaction losses (gains), net	(435)	(409)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	68,668	(13,776)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(137,696)	(121,572)
Inventory	7,883	(35,220)
Other current assets	(7,191)	4,554
Other long-term assets	7,620	47,665
Trade accounts payable and accrued liabilities	(119,195)	44,075
Income taxes payable	7,390	1,096
Other long-term liabilities	5,835	4,855

Net cash provided by operating activities	244,183	290,924

Cash flows from investing activities:
Purchases of investments	(791)	(5,870)
Sales and maturities of investments	23,478	3,529
Investment in unconsolidated affiliates	—	(19,000)
Capital expenditures	(473,687)	(358,574)
Proceeds from sales of assets and insurance claims	21,321	5,491

Net cash used for investing activities	(429,679)	(374,424)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(2,269)	7,565
Proceeds from revolving credit facilities	150,000	—
Proceeds from issuance of common shares	(5,320)	9,424
Reduction in long-term debt	(1,072)	(5,560)
Repurchase of equity component of convertible debt	—	(14)
Purchase of restricted stock	(1,769)	(2,340)
Tax benefit related to share-based awards	(31)	(1)

Net cash provided by financing activities	139,539	9,074
Effect of exchange rate changes on cash and cash equivalents	1,404	2,460

Net increase (decrease) in cash and cash equivalents	(44,553)	(71,966)
Cash and cash equivalents, beginning of period	398,575	641,702

Cash and cash equivalents, end of period	$354,022	$569,736

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Shares		Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares	Non- controlling Interest	Total Equity
(In thousands)	Shares	Par Value
Balances, December 31, 2011	317,042	$317	$2,287,743	$321,264	$3,956,364	$(977,873)	$13,402	$5,601,217
Net income (loss)					134,090		(267)	133,823
Comprehensive income, net of tax				21,199			(243)	21,442
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	972		(5,320)					(5,320)
Capital contribution from forgiveness of liability, net of tax			62,734					62,734
Issuance of treasury shares, net of tax benefit			(25,496)			33,246		7,750
Other	717	1	(1,800)				(1,121)	(2,920)
Share-based compensation			4,454					4,454

Balances, March 31, 2012	318,731	$318	$2,322,315	$342,463	$4,090,454	$(944,627)	$12,257	$5,823,180

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Shares		Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares	Non- controlling Interest	Total Equity
(In thousands)	Shares	Par Value
Balances, December 31, 2010	315,034	$315	$2,255,787	$342,052	$3,707,881	$(977,873)	$14,701	$5,342,863
Net income (loss)					82,825		(669)	82,156
Comprehensive income, net of tax				37,904			(357)	38,261
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	750	1	9,423					9,424
Other	651		(2,355)					(2,355)
Share-based compensation			3,945					3,945

Balances, March 31, 2011	316,435	$316	$2,266,800	$379,956	$3,790,706	$(977,873)	$14,389	$5,474,294

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•

We actively market approximately 501 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, Mexico, the Middle East, the Far East, the South Pacific, Russia and Africa.

•	We actively market approximately 567 rigs for land well-servicing and workover work in the United States and approximately 176 rigs for land well-servicing and workover work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 40 platform, 12 jackup and four barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•	We provide hydraulic fracturing, cementing, nitrogen and acid pressure pumping services with over 765,000 hydraulic horsepower in key basins throughout the United States and Canada.

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

The majority of our business is conducted through our Drilling and Other Rig Services and our Completion and Production business lines. Our Drilling and Other Rig Services business line includes our drilling of oil and natural gas wells, on land and offshore, and companies engaged in drilling technology, top drive manufacturing, directional drilling, construction services, and rig instrumentation and software. Our Completion and Production Services business line includes our well-servicing, fluid logistics, workover operations and our pressure pumping services. In addition to these two primary business lines, we have an Oil and Gas Operating segment. Our oil and gas exploration, development and production operations are included in our Oil and Gas Operating Segment, or in discontinued operations in some cases.

Unless the context requires otherwise, references in this report and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “us,” “our,” “Company” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”).

Note 2    Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”). In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2012 and the results of our operations, cash flows, changes in equity and other comprehensive income for the three months ended March 31, 2012 and 2011, in accordance with GAAP. Interim results for the three months ended March 31, 2012 may not be indicative of results that will be realized for the full year ending December 31, 2012.

Our independent registered public accounting firm has reviewed and issued a report on these consolidated interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board. Pursuant to Rule 436(c) under the Securities Act of 1933, as amended (the “Securities Act”) this report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of such Act.

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, as well as all majority-owned and nonmajority-owned subsidiaries required to be consolidated under GAAP. Our consolidated financial statements exclude majority-owned entities for which we do not have either (1) the ability to control the operating and financial decisions and policies of that entity or (2) a controlling financial interest in a variable interest entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss), and our investment in these entities is included as a single amount in our consolidated balance sheets. Investments in unconsolidated affiliates accounted for using the equity method totaled $303.1 million and $371.0 million as of March 31, 2012 and December 31, 2011, respectively. At each of March 31, 2012 and December 31, 2011, assets held for sale included investments in unconsolidated affiliates accounted for using the equity method totaling $13.7 million. See Note 3 — Discontinued Operations for additional information.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Raw materials	$126,798	$133,480
Work-in-progress	48,975	50,951
Finished goods	90,014	88,421

	$265,787	$272,852

Goodwill

The carrying amounts of goodwill for our operating segments as of and for the three months ended March 31, 2012 were as follows:

	Balance as of December 31, 2011	Acquisitions and Purchase Price Adjustments	Impairments	Cumulative Translation Adjustment	Balance as of March 31, 2012
	(In thousands)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$30,154	$—	$—	$—	$30,154
U.S. Offshore	7,296	—		—	7,296
Alaska	19,995	—	—	—	19,995
International	18,983	—	—	—	18,983
Other Rig Services	34,766	—	—	278	35,044

Subtotal Drilling and Rig Services	111,194	—	—	278	111,472
Completion and Production Services:
U.S. Land Well-servicing	55,072	—	—	—	55,072
Pressure Pumping	334,992	—	—	—	334,992

Subtotal Completion and Production Services	390,064	—	—	—	390,064

Total	$501,258	$—	$—	$278	$501,536

Note 3    Discontinued Operations

Our condensed statements of income (loss) from discontinued oil and gas operations for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Operating revenues and Earnings (losses) from unconsolidated affiliates	$3,301	$11,419

Income (loss) from discontinued operations
Income (loss) from discontinued operations	(5,445)	(17,216)
Gain (loss) on disposal of assets	(5,172)	—
Less: income tax expense (benefit)	(2,815)	(6,340)

Income (loss) from discontinued operations, net of tax	$(7,802)	$(10,876)

On April 12, 2012, we sold our remaining wholly owned oil and gas operations in Colombia to an unrelated third party for a cash purchase price of $72.6 million. These assets were included in our assets held for sale as part of our Oil and Gas Operating segment and had a net book value of approximately $30.3 million.

Our aircraft logistics operations in Canada recognized $4.9 million and $4.6 million in operating revenues, which resulted in losses of $1.0 million and $1.5 million, net of tax benefits of $.3 million and $.5 million, during the three months ended March 31, 2012 and 2011, respectively. The assets are included in our Other Rig Services Operating segment.

Our consolidated balance sheets included a current liability related to discontinued operations of $61.7 million and $54.3 million that is included in accrued liabilities and a noncurrent liability related to discontinued operations of $53.7 million and $71.4 million that is included in other long-term liabilities at March 31, 2012 and December 31, 2011, respectively.

Note 4     Cash and Cash Equivalents and Short-term Investments

Our cash and cash equivalents and short-term investments consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$354,022	$398,575
Short-term investments:
Trading equity securities	17,638	11,600
Available-for-sale equity securities	81,227	71,433
Available-for-sale debt securities	41,085	57,881

Total short-term investments	$139,950	$140,914

Certain information related to our cash and cash equivalents and short-term investments follows:

	March 31, 2012			December 31, 2011
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$354,022	$—	$—	$398,575	$—	$—

Short-term investments:
Trading equity securities	17,638	11,913	—	11,600	5,876	—

Available-for-sale equity securities	81,227	42,869	—	71,433	33,075	—

Available-for-sale debt securities:
Commercial paper and CDs	1,150	—	—	1,230	—	—
Corporate debt securities	34,950	13,183	(2,852)	51,300	22,494	(2,095)
Mortgage-backed debt securities	257	9	—	309	10	—
Mortgage-CMO debt securities	2,421	19	(4)	2,547	13	(15)
Asset-backed debt securities	2,307	—	(220)	2,495	—	(238)

Total available-for-sale debt securities	41,085	13,211	(3,076)	57,881	22,517	(2,348)

Total available-for-sale securities	122,312	56,080	(3,076)	129,314	55,592	(2,348)

Total short-term investments	139,950	67,993	(3,076)	140,914	61,468	(2,348)

Total cash, cash equivalents and short-term investments	$493,972	$67,993	$(3,076)	$539,489	$61,468	$(2,348)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of March 31, 2012
	Less Than 12 Months		More Than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Available-for-sale equity securities	$—	$—	$—	$—
Available-for-sale debt securities:(1)
Corporate debt securities	16,950	(2,852)
Mortgage-CMO debt securities	—	—	74	(4)
Asset-backed debt securities	—	—	2,307	(220)

Total available-for-sale debt securities	16,950	(2,852)	2,381	(224)

Total	$16,950	$(2,852)	$2,381	$(224)

(1)

Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities. Each of these securities have a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other-than-temporary at March 31, 2012.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at March 31, 2012, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated Fair Value March 31, 2012
(In thousands)
Debt securities:
Due in one year or less	$1,150
Due after one year through five years	16,950
Due in more than five years	22,985

Total debt securities	$41,085

Certain information regarding our debt and equity securities is presented below:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Available-for-sale:
Proceeds from sales and maturities	$18,437	$503
Realized gains (losses), net	12,465	(3,248)

Note 5    Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2012. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended March 31, 2012, there were no transfers of our financial assets and liabilities between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities — energy industry	$72,903	$8,324	$—	$81,227
Available-for-sale debt securities
Commercial paper and CDs	1,150		—	1,150
Corporate debt securities	—	34,950	—	34,950
Mortgage-backed debt securities	—	257	—	257
Mortgage-CMO debt securities	—	2,421	—	2,421
Asset-backed debt securities	2,307	—	—	2,307
Trading securities — energy industry	17,638	—	—	17,638

Total short-term investments	$93,998	$45,952	$—	$139,950

Liabilities:
Derivative contract	$—	$819	$—	$819

Nonrecurring Fair Value Measurements

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily to goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination, and asset retirement obligations.

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our long-term debt and subsidiary preferred stock is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
5.375% senior notes due August 2012(1)(2)	$274,761	$279,824	$274,604	$281,188
6.15% senior notes due February 2018(3)	967,794	1,119,300	967,490	1,113,986
9.25% senior notes due January 2019(3)	1,125,000	1,451,734	1,125,000	1,419,514
5.00% senior notes due September 2020(3)	697,419	751,275	697,343	734,475
4.625% senior notes due September 2021(3)	697,727	733,124	697,667	708,176
Subsidiary preferred stock(2)	69,188	67,500	69,188	68,625
Revolving credit facilities(2)	1,010,000	1,010,000	860,000	860,000
Other(2)	640	640	1,712	1,712

	$4,842,529	$5,413,397	$4,693,004	$5,187,676

(1)	Includes $.2 million and $.3 million as of March 31, 2012 and December 31, 2011, respectively, related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.

(2)	Fair value represents a Level 2 measure.

(3)	Fair value represents a Level 1 measure.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of March 31, 2012, our short-term investments were carried at fair market value and included $122.3 million and $17.6 million in securities classified as available-for-sale and trading, respectively. As of December 31, 2011, our short-term investments were carried at fair market value and included $129.3 million and $11.6 million in securities classified as available-for-sale and trading, respectively.

Note 6    Share-Based Compensation

We have several share-based employee compensation plans, which are more fully described in Note 8 Share-Based Compensation to the audited financial statements included in our 2011 Annual Report. Total share-based compensation expense, which includes both stock options and restricted stock, totaled $4.5 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments. See Note 14 — Segment Information.

During the three months ended March 31, 2012 and 2011, we awarded 907,786 and 782,708 shares of restricted stock, respectively, vesting over periods up to four years, to our employees and directors. These awards had an aggregate value at their grant date of $19.0 million and $21.2 million, respectively. The fair value of restricted stock that vested during the three months ended March 31, 2012 and 2011 was $8.2 million and $12.4 million, respectively.

The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $4.9 million and $11.3 million, respectively. Additionally, the intrinsic value of stock options surrendered during the three months ended March 31, 2012 was $17.9 million. The total fair value of stock options that vested during the three months ended March 31, 2012 and 2011 was $7.5 million and $5.1 million, respectively.

Note 7    Investments in Unconsolidated Affiliates

We have several unconsolidated affiliates that are integral to our operations. For a full description, refer to Note 10 — Investments in Unconsolidated Affiliates in our 2011 Annual Report.

As of March 31, 2012 and December 31, 2011, our consolidated balance sheets reflect our investments in unconsolidated affiliates accounted for using the equity method totaling $303.1 million and $371.0 million, respectively. Assets held for sale include investments in unconsolidated affiliates accounted for using the equity method totaling $13.7 million at March 31, 2012 and December 31, 2011, respectively.

	Three Months Ended March 31,
	2012		2011
	(In thousands)
Gross revenues	$160,509		$82,203
Gross margin	93,605		69,814
Net income (loss)	(132,296)		30,473
Nabors’ earnings (losses) from U.S. oil and gas joint venture	(62,562	)(1)	15,160

(1)	During the three months ended March 31, 2012, our unconsolidated U.S. oil and gas joint venture recorded a full-cost ceiling test writedown, of which our proportionate share was $68.2 million. This writedown is included in our Oil and Gas Operating segment.

Note 8    Debt

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
5.375% senior notes due August 2012	$274,761	$274,604
6.15% senior notes due February 2018	967,794	967,490
9.25% senior notes due January 2019	1,125,000	1,125,000
5.00% senior notes due September 2020	697,419	697,343
4.625% senior notes due September 2021	697,727	697,667
Revolving credit facilities	1,010,000	860,000
Other	640	1,712

	4,773,341	4,623,816
Less: current portion	275,616	275,326

	$4,497,725	$4,348,490

5.375% Senior Notes Due August 2012

At December 31, 2011, the current portion of our long-term debt included Nabors Delaware’s 5.375% senior notes of $274.6 million. We intend to utilize cash on hand and capacity under our revolving credit facilities to meet this obligation.

Revolving Credit Facilities

As of March 31, 2012, we had $390 million of remaining availability from a combined total of $1.4 billion under our existing revolving credit facilities. The existing revolving credit facilities mature in September 2014, and can be used for general corporate purposes, including capital expenditures and working capital. The weighted average interest rate on borrowings at March 31, 2012 was 1.75%. We fully and unconditionally guarantee the obligations under all of these credit facilities.

The revolving credit facilities contain various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreements at March 31, 2012 and December 31, 2011. If we should fail to perform our obligations under the covenants, the revolving credit commitments could be terminated and any outstanding borrowings under the relevant facility could be declared immediately due and payable.

Note 9    Common Shares

During the three months ended March 31, 2012, our employees exercised vested options and surrendered unexercised vested stock options to acquire 1.0 million of our common shares. We received proceeds of $15.7 million from exercised vested options and used approximately $21.0 million, the value of the unexercised vested options that were surrendered, to satisfy some of the option exercise price and related tax withholding obligations pursuant to stock option share settlements and exercises by some of the employees. During the three months ended March 31, 2011, our employees exercised vested options to acquire .8 million of our common shares, resulting in proceeds of $9.4 million. For each of the three months ended March 31, 2012 and 2011, we withheld .1 million of our common shares with a fair value of $1.8 million and $2.3 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

At December 31, 2011, accrued liabilities included a provision of $100 million for a contingent liability related to the change of our Chief Executive Officer that occurred in October 2011. In February 2012, our former Chief Executive Officer elected to forego triggering that payment. In connection with that development, we announced plans to make charitable contributions to benefit the needs of our employees and other community-based causes. During the first quarter of 2012, we contributed one million of our treasury shares to the Nabors Charitable Foundation, a 501(c)(3) organization, in support of this objective. We consider the former Chief Executive Officer to be a significant shareholder of the Company and, therefore, have recorded these transactions as equity. We recorded the release of the contingent liability, net of tax, through capital in excess of par as a forgiveness of liability from a beneficial owner. We recorded the donation of the treasury shares at their weighted-average cost, net of tax, through capital in excess of par.

Note 10    Subsidiary Preferred Stock

As of and during the three months ended March 31, 2012, dividends of $.75 million on outstanding shares of preferred stock had been declared and paid in full.

Note 11    Commitments and Contingencies

Commitments

Employment Contracts

The employment agreement for Mr. Petrello currently provides for a term through March 30, 2015, with automatic one-year extensions each April 1, unless either party gives notice of nonrenewal. In the event of Mr. Petrello’s termination without cause or constructive termination without cause, he would be entitled to receive three times the average of his base salary and annual bonus during the three fiscal years preceding the termination. If, by way of example, Mr. Petrello were terminated without cause subsequent to March 31, 2012, his payment would be approximately $31.1 million. The formula will be further reduced to two times the average stated above in April 1, 2015. In the event of his death or disability, either he or his estate would be entitled to receive within 30 days thereafter a payment of $50 million.

We do not have insurance to cover, and we have not recorded an expense or accrued a liability relating to this potential obligation. See Note 18 Commitments and Contingencies to our 2011 Annual Report for additional discussion and description of Mr. Petrello’s employment agreement.

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

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 13 — Income Taxes to our 2011 Annual Report for additional discussion.

On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexico branch for 2003. The notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deductions were appropriate. NDIL’s Mexico branch took similar deductions for depreciation and labor expenses from 2004 to 2008. On June 30, 2009, the government proposed similar assessments against the Mexico branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006. We anticipate that a similar assessment will eventually be proposed against NDIL for 2005 through 2008 and against NDIL II for 2007 to 2010. We believe that the potential assessments will range from $6 million to $26 million per year for the period from 2005 to 2009, and in the aggregate, would be approximately $90 million to $95 million. Although Nabors and our tax advisors previously concluded that the deductions were appropriate for the 2003 and 2005 to 2010 years, a reserve has been recorded in accordance with GAAP. The statute of limitations for NDIL’s 2004 tax year expired. Accordingly, during the fourth quarter of 2010, we released $7.4 million from our tax reserves, which represented the reserve recorded for that tax year. If these additional assessments were made and we ultimately did not prevail, we would be required to recognize additional tax for the amount in excess of the current reserve.

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

Effective April 1, 2012, our workers’ compensation claims are subject to a $2.0 million per-occurrence deductible, and our automobile claims are subject to a $1.0 million per-occurrence deductible.

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

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, which provided freight forwarding and customs clearance services to some of our affiliates. The inquiry focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria. The Audit Committee of our Board of Directors engaged outside counsel to review some of our transactions with this vendor, received periodic updates at its regularly scheduled meetings, and the Chairman of the Audit Committee received updates between meetings as circumstances warranted. The investigation included a review of certain amounts paid to and by Panalpina in connection with obtaining permits for the temporary importation of equipment and clearance of goods and materials through customs. Both the SEC and the Department of Justice have been advised of the results of our investigation. The SEC recently advised us that it has concluded its review of this matter and does not intend to recommend any enforcement action against us. Although the Department of Justice has not concluded its inquiry, we do not anticipate that its final determination will have an adverse effect on the Company.

A court in Algeria entered a judgment of approximately $19.7 million against us related to alleged customs infractions in 2009. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment is excessive. We have asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court. Based upon our understanding of applicable law and precedent, we believe that this challenge will be successful. We do not believe that a loss is probable and have not accrued any amounts related to this matter. The Algeria Supreme Court has notified us that it will deliver its decision in the second quarter of 2012. If we are ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $19.7 million.

In March 2011, the Court of Ouargla (in Algeria), sitting at first instance, entered a judgment of approximately $39.1 million against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue, and is not payable pending appeal. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals has upheld the lower court’s ruling, and we have appealed the matter to the Algeria Supreme Court. While our payments were consistent with our historical operations in the country and, we believe, those of other multinational corporations there, and interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $31.1 million in excess of amounts accrued.

On September 21, 2011, we received an informal inquiry from the SEC related to perquisites and personal benefits received by the officers and directors of Nabors, including their use of non-commercial aircraft. Our Audit Committee and Board of Directors have been apprised of this inquiry and we are cooperating with the SEC. The ultimate outcome of this process cannot be determined at this time.

Nabors Industries Ltd. and its Board of Directors have been sued in three separate purported shareholder derivative lawsuits filed in federal and state court in Houston, Texas. The cases were filed on November 18, 2011, January 9, 2012, and November 30, 2011, respectively, before Judges Ewing Werlein and Gray Miller in the United States Southern District of Texas, Houston Division, and Judge Mike Miller of the 11th Judicial District Court of Harris County, Texas. The case pending before Judge Gray Miller was voluntarily dismissed on January 31, 2012. The other cases remain pending. The allegations of each lawsuit are substantially similar, alleging that the members of the Board breached their fiduciary duties to the Company, wasted corporate assets, and committed oppressive conduct against the shareholders by agreeing to acquiesce to certain compensation arrangements with two senior officers of the Company, Eugene M. Isenberg and Anthony G. Petrello. The remaining lawsuits seek relief that includes an award of monetary damages in an unspecified amount, disgorgement by Messrs. Isenberg and Petrello of allegedly excessive compensation in an unspecified amount of at least $90 million, and equitable relief to reform Nabors’ compensation practices. Nabors intends to vigorously defend the lawsuits and has filed a motion to dismiss the remaining federal court lawsuit. The ultimate outcome of these lawsuits cannot be determined at this time.

On March 9, 2012, Nabors Global Holdings II Limited (“NGH2L”) signed a contract with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company. When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also seeks monetary damages of up to $100 million based on an alleged breach of contract by NGH2L and tortious interference with contractual relations by Parex. Nabors successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012. On March 23, 2012, ERG filed and obtained an ex parte stay from the Supreme Court of Bermuda (Commercial Court), in a case styled as ERG Resources LLC v. Nabors Global Holdings II Limited, Case No. 2012: No. 110. Nabors challenged the stay and, following a series of oral hearings on the matter, the Bermuda court discharged the stay by a ruling dated April 5, 2012. Nabors completed the sale of Ramshorn’s Class A shares to a Parex affiliate on April 12, 2012, which mooted ERG’s application for a temporary injunction that was scheduled for hearing by the Texas court on April 13, 2012. ERG retains its causes of action for monetary damages, but Nabors believes the claims are foreclosed by the terms of the agreement and are without factual or legal merit. While Nabors intends to vigorously defend the lawsuit, the ultimate outcome of the lawsuit cannot be determined at this time.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2012	2013	2014	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$92,618	$20,287	$—	$—	$112,905

Note 12    Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share amounts)
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$142,618	$94,552
Less: net (income) loss attributable to noncontrolling interest	267	669

Adjusted income (loss) from continuing operations, net of tax — basic	142,885	95,221
Add interest expense on assumed conversion of 0.94% senior exchangeable notes, net of tax(1)	—	—

Adjusted income (loss) from continuing operations, net of tax — diluted	142,885	95,221
Income (loss) from discontinued operations, net of tax	(8,795)	(12,396)

Adjusted net income (loss) attributable to Nabors	134,090	82,825
Earnings (losses) per share:	$.50	$.33
Basic from continuing operations	(.04)	(.04)

Basic from discontinued operations	$.46	$.29
Total Basic
Diluted from continuing operations	$.49	$.33
Diluted from discontinued operations	(.03)	(.05)

Total Diluted	$.46	$.28
Shares (denominator):	288,538	286,114
Weighted-average number of shares outstanding — basic	3,171	6,575
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	—	—
Assumed conversion of 0.94% senior exchangeable notes(1)	—	—
Weighted-average number of shares outstanding — diluted	291,709	292,689

(1)

At maturity in May 2011, we redeemed the remaining aggregate principal amount of $1.4 billion of our 0.94% senior exchangeable notes. Prior to maturity, we had purchased $1.4 billion par value of these notes in the open market for cash of $1.2 billion. Diluted earnings (losses) per share for the three months ended March 31, 2011 exclude any incremental shares that would have been issuable upon exchange of these notes based on a calculation using our stock price. Our stock price did not exceed the threshold during the three months ended March 31, 2011.

For all periods presented, the computation of diluted earnings (losses) per Nabors’ share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 11,763,048 and 7,269,039 shares during the three months ended March 31, 2012 and 2011, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock will be included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered a participating security.

Note 13    Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Accrued compensation	$172,254	$173,732
Deferred revenue	216,462	172,578
Other taxes payable	31,804	44,652
Workers’ compensation liabilities	22,645	22,645
Interest payable	35,912	99,869
Due to joint venture partners	4,027	6,041
Warranty accrual	6,309	5,237
Litigation reserves	22,727	23,687
Provision for termination payment	—	100,000
Current liability to discontinued operations	61,707	54,287
Professional fees	4,056	6,413
Current deferred tax liability	—	269
Other accrued liabilities	9,008	7,363

	$586,911	$716,773

Investment income (loss) includes the following:

	Three Months Ended March 31,
	2012		2011
	(In thousands)
Interest and dividend income	$1,355		$1,825
Gains (losses) on investments, net(1)	18,897	(2)	10,455	(3)

	$20,252		$12,280

(1)	Includes net unrealized gains/(losses) of $6.0 million and ($3.2) million, during the three months ended March 31, 2012 and 2011, respectively, from our trading securities.

(2)	Includes $12.5 million realized gain related to debt securities in addition to unrealized gains discussed above.

(3)	Includes $12.9 million realized gain related to one of our overseas fund investments classified as long-term investments, partially offset by unrealized losses discussed above.

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net includes the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$(1,782)	$1,093
Litigation expenses	540	5,919
Foreign currency transaction losses (gains)	(455)	(552)
Losses (gains) on derivative instruments	(462)	(511)
Losses (gains) on debt extinguishment	—	58
Other losses (gains)	319	152

	$(1,840)	$6,159

Note 14    Segment Information

The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating revenues and earnings (losses) from unconsolidated affiliates from continuing operations:(1)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$495,697	$378,568
U.S. Offshore	69,115	30,454
Alaska	62,293	41,315
Canada	192,293	172,443
International	306,465	262,477
Other Rig Services(2)	241,758	116,789

Subtotal Drilling and Rig Services(3)	1,367,621	1,002,046
Completion and Production Services:
U.S. Land Well-servicing	209,701	150,256
Pressure Pumping	398,036	257,859

Subtotal Completion and Production Services	607,737	408,115
Oil and Gas(4)	(62,562)	15,160
Other reconciling items(5)	(91,039)	(35,479)

Total	$1,821,757	$1,389,842

Adjusted income (loss) derived from operating activities from continuing operations:(1)(6)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$131,581	$80,095
U.S. Offshore	7,732	(3,977)
Alaska	27,420	11,019
Canada	49,287	38,992
International	21,138	35,497
Other Rig Services(2)	29,846	8,344

Subtotal Drilling and Rig Services(3)	267,004	169,970
Completion and Production Services:
U.S. Land Well-servicing	21,888	11,123
Pressure Pumping	64,860	43,715

Subtotal Completion and Production Services	86,748	54,838
Oil and Gas(7)	5,650	15,160
Other reconciling items(8)	(38,216)	(32,395)

Total adjusted income derived from operating activities	$321,186	$207,573
Full-cost ceiling test writedown	(68,212)	—
Interest expense	(62,654)	(73,966)
Investment income (loss)	20,252	12,280
Gains (losses) on sales and retirements of long-lived assets and other (income) expense, net	1,840	(6,159)

Income (loss) from continuing operations before income taxes	212,412	139,728
Income tax expense (benefit)	69,044	44,426
Subsidiary preferred stock dividend	750	750

Income (loss) from continuing operations, net of tax	142,618	94,552
Income (loss) from discontinued operations, net of tax	(8,795)	(12,396)

Net income (loss)	133,823	82,156
Less: Net income (loss) attributable to noncontrolling interest	267	669

Net income (loss) attributable to Nabors	$134,090	$82,825

	March 31, 2012	December 31, 2011
	(In thousands)
Total assets:
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$3,336,992	$3,216,803
U.S. Offshore	427,380	402,506
Alaska	299,350	288,253
Canada	963,416	962,239
International	3,782,962	3,702,611
Other Rig Services(2)	714,918	720,775

Subtotal Drilling and Rig Services(9)	9,525,018	9,293,187
Completion and Production Services:
U.S. Well-servicing	821,740	812,049
Pressure Pumping	1,562,625	1,503,298

Subtotal Completion and Production Services	2,384,365	2,315,347
Oil and Gas(10)	781,412	796,327
Other reconciling items(8)	457,399	507,279

Total assets	$13,148,194	$12,912,140

(1)	All periods present the operating activities of our wholly owned oil and gas business in the United States, Canada and Colombia, including equity interests in Canada and Colombia, as well as our aircraft logistics operations in Canada as discontinued operations.

(2)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other companies that are not aggregated into a reportable operating segment.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(6.1) million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(62.6) million and $15.2 million for the three months ended March 31, 2012 and 2011, respectively.

(5)	Represents the elimination of inter-segment transactions.

(6)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates (excluding our proportionate share of full-cost ceiling test writedowns recorded by our oil and gas joint venture). These amounts should not be used as a substitute for those amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $5.6 million (excluding $68.2 million, which represents our proportionate share of full-cost ceiling test writedowns by our oil and gas joint venture) and $15.2 million for the three months ended March 31, 2012 and 2011, respectively.

(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, and assets.

(9)	Includes $68.8 million and $76.9 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2012 and December 31, 2011, respectively.

(10)	Includes $234.3 million and $294.1 million investments in unconsolidated affiliates accounted for using the equity method and $417.0 million and $385.4 million as assets held for sale as of March 31, 2012 and December 31, 2011, respectively.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, statements of income (loss), statements of cash flows and statements of other comprehensive income for the three months ended March 31, 2012 and 2011 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	March 31, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,808	$21	$350,193	$—	$354,022
Short-term investments	—	—	139,950	—	139,950
Assets held for sale	—	—	433,446	—	433,446
Accounts receivable, net	—	—	1,717,375	—	1,717,375
Inventory	—	—	265,787	—	265,787
Deferred income taxes	—	—	45,038	—	45,038
Other current assets	50	671	172,885	—	173,606

Total current assets	3,858	692	3,124,674	—	3,129,224
Long-term investments and other receivables	—	—	6,373	—	6,373
Property, plant and equipment, net	—	39,913	8,774,168	—	8,814,081
Goodwill	—	—	501,536	—	501,536
Intercompany receivables	164,629	—	537,881	(702,510)	—
Investment in unconsolidated affiliates	5,644,060	6,200,966	1,810,355	(13,352,278)	303,103
Other long-term assets	—	30,737	363,140	—	393,877

Total assets	$5,812,547	$6,272,308	$15,118,127	$(14,054,788)	$13,148,194

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$274,761	$855	$—	$275,616
Trade accounts payable	52	23	687,501	—	687,576
Accrued liabilities	1,572	35,933	549,406	—	586,911
Income taxes payable	—	—	30,938	—	30,938

Total current liabilities	1,624	310,717	1,268,700	—	1,581,041
Long-term debt	—	4,447,940	49,785	—	4,497,725
Other long-term liabilities	—	31,862	290,141	—	322,003
Deferred income taxes	—	30,404	824,653	—	855,057
Intercompany payable	—	292,134	410,376	(702,510)	—

Total liabilities	1,624	5,113,057	2,843,655	(702,510)	7,255,826

Subsidiary preferred stock	—	—	69,188	—	69,188

Shareholders’ equity	5,810,923	1,159,251	12,193,027	(13,352,278)	5,810,923
Noncontrolling interest	—	—	12,257	—	12,257

Total equity	5,810,923	1,159,251	12,205,284	(13,352,278)	5,823,180

Total liabilities and equity	$5,812,547	$6,272,308	$15,118,127	$(14,054,788)	$13,148,194

	December 31, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$203	$21	$398,351	$—	$398,575
Short-term investments	—	—	140,914	—	140,914
Assets held for sale	—	—	401,500	—	401,500
Accounts receivable, net	—	—	1,576,555	—	1,576,555
Inventory	—	—	272,852	—	272,852
Deferred income taxes	—	—	127,874	—	127,874
Other current assets	50	671	169,323	—	170,044

Total current assets	253	692	3,087,369	—	3,088,314
Long-term investments and other receivables	—	—	11,124	—	11,124
Property, plant and equipment, net	—	40,792	8,589,154	—	8,629,946
Goodwill	—	—	501,258	—	501,258
Intercompany receivables	164,760	—	537,881	(702,641)	—
Investment in unconsolidated affiliates	5,429,029	6,084,868	1,843,654	(12,986,530)	371,021
Other long-term assets	—	32,037	278,440	—	310,477

Total assets	$5,594,042	$6,158,389	$14,848,880	$(13,689,171)	$12,912,140

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$274,604	$722	$—	$275,326
Trade accounts payable	42	23	782,688	—	782,753
Accrued liabilities	6,185	100,101	610,487	—	716,773
Income taxes payable	—		27,710	—	27,710

Total current liabilities	6,227	374,728	1,421,607	—	1,802,562
Long-term debt	—	4,297,500	50,990	—	4,348,490
Other long-term liabilities	—	32,303	260,454	—	292,757
Deferred income taxes	—	11,221	786,705	—	797,926
Intercompany payable	—	379,400	323,241	(702,641)	—

Total liabilities	6,227	5,095,152	2,842,997	(702,641)	7,241,735

Subsidiary preferred stock	—	—	69,188	—	69,188

Shareholders’ equity	5,587,815	1,063,237	11,923,293	(12,986,530)	5,587,815
Noncontrolling interest	—	—	13,402	—	13,402

Total equity	5,587,815	1,063,237	11,936,695	(12,986,530)	5,601,217

Total liabilities and equity	$5,594,042	$6,158,389	$14,848,880	$(13,689,171)	$12,912,140

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$1,890,426	$—	$1,890,426
Earnings (losses) from unconsolidated affiliates	—	—	(68,669)	—	(68,669)
Earnings (losses) from consolidated affiliates	135,879	54,528	28,361	(218,768)	—
Investment income (loss)	—	—	20,252	—	20,252
Intercompany interest income	—	16,932	—	(16,932)	—

Total revenues and other income	135,879	71,460	1,870,370	(235,700)	1,842,009

Costs and other deductions:
Direct costs	—	—	1,184,816	—	1,184,816
General and administrative expenses	1,527	140	134,942	(263)	136,346
Depreciation and amortization	—	902	246,719	—	247,621
Interest expense	—	68,169	(5,515)	—	62,654
Intercompany interest expense	—	—	16,932	(16,932)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	262	(433)	(1,932)	263	(1,840)

Total costs and other deductions	1,789	68,778	1,575,962	(16,932)	1,629,597

Income (loss) from continuing operations before income taxes	134,090	2,682	294,408	(218,768)	212,412
Income tax expense (benefit)	—	(19,183)	88,227	—	69,044
Subsidiary preferred stock dividend	—	—	750	—	750

Income (loss) from continuing operations, net of tax	134,090	21,865	205,431	(218,768)	142,618
Income (loss) from discontinued operations, net of tax	—	—	(8,795)	—	(8,795)

Net income (loss)	134,090	21,865	196,636	(218,768)	133,823
Less: Net (income) loss attributable to noncontrolling interest	—	—	267	—	267

Net income (loss) attributable to Nabors	$134,090	$21,865	$196,903	$(218,768)	$134,090

	Three Months Ended March 31, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$1,373,568	$—	$1,373,568
Earnings (losses) from unconsolidated affiliates	—	—	16,274	—	16,274
Earnings (losses) from consolidated affiliates	85,792	59,893	29,660	(175,345)	—
Investment income (loss)	3	—	12,277	—	12,280
Intercompany interest income	—	18,684	—	(18,684)	—

Total revenues and other income	85,795	78,577	1,431,779	(194,029)	1,402,122

Costs and other deductions:
Direct costs	—	—	841,108	—	841,108
General and administrative expenses	2,872	41	113,136	(98)	115,951
Depreciation and amortization	—	871	224,339	—	225,210
Interest expense	—	77,349	(3,383)	—	73,966
Intercompany interest expense	—	—	18,684	(18,684)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	98	(464)	6,427	98	6,159

Total costs and other deductions	2,970	77,797	1,200,311	(18,684)	1,262,394

Income (loss) from continuing operations before income taxes	82,825	780	231,468	(175,345)	139,728
Income tax expense (benefit)	—	(21,872)	66,298	—	44,426
Subsidiary preferred stock dividend	—	—	750	—	750

Income (loss) from continuing operations, net of tax	82,825	22,652	164,420	(175,345)	94,552
Income (loss) from discontinued operations, net of tax	—	—	(12,396)	—	(12,396)

Net income (loss)	82,825	22,652	152,024	(175,345)	82,156
Less: Net (income) loss attributable to noncontrolling interest	—	—	669	—	669

Net income (loss) attributable to Nabors	$82,825	$22,652	$152,693	$(175,345)	$82,825

Condensed Consolidating Statements of Other Comprehensive Income

	Three Months Ended March 31, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Net income (loss) attributable to Nabors	$134,090	$21,865	$196,903	$(218,768)	$134,090
Other comprehensive income, before tax
Translation adjustment attributable to Nabors	17,266	(53)	17,213	(17,160)	17,266
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	12,223	64	12,287	(12,351)	12,223
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(12,465)	(10,288)	(22,753)	33,041	(12,465)

Unrealized gains (losses) on marketable securities	(242)	(10,224)	(10,466)	20,690	(242)
Defined benefit pension plans:
Pension liability amortization	260	260	520	(780)	260
Pension liability adjustment	—	—	—	—	—

Defined benefit pension plans	260	260	520	(780)	260
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	191	191	191	(382)	191

Other comprehensive income, before tax	17,475	(9,826)	7,458	2,368	17,475
Income tax expense related to items of other comprehensive income	(3,724)	(3,724)	(7,508)	11,232	(3,724)

Other comprehensive income, net of tax	21,199	(6,102)	14,966	(8,864)	21,199

Comprehensive income	155,289	15,763	211,869	(227,632)	155,289
Net income (loss) attributable to noncontrolling interest	(267)	—	(267)	267	(267)
Translation adjustment to noncontrolling interest	243	—	243	(243)	243

Comprehensive income attributable to noncontrolling interest	(24)	—	(24)	24	(24)

Comprehensive income attributable to Nabors	$155,265	$15,763	$211,845	$(227,608)	$155,265

	Three Months Ended March 31, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Net income (loss) attributable to Nabors	$82,825	$22,652	$152,693	$(175,345)	$82,825
Other comprehensive income, before tax
Translation adjustment attributable to Nabors	31,439	(21)	31,419	(31,398)	31,439
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	6,308	167	6,477	(6,644)	6,308
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(3)	—	(3)	3	(3)

Unrealized gains (losses) on marketable securities	6,305	167	6,474	(6,641)	6,305
Defined benefit pension plans:
Pension liability amortization	151	151	302	(453)	151
Pension liability adjustment	—	—	—	—	—

Defined benefit pension plans	151	151	302	(453)	151
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	191	191	191	(382)	191

Other comprehensive income, before tax	38,086	488	38,386	(38,874)	38,086
Income tax expense related to items of other comprehensive income	182	182	304	(486)	182

Other comprehensive income, net of tax	37,904	306	38,082	(38,388)	37,904

Comprehensive income	120,729	22,958	190,775	(213,733)	120,729
Net income (loss) attributable to noncontrolling interest	(669)	—	(669)	669	(669)
Translation adjustment to noncontrolling interest	357	—	357	(357)	357

Comprehensive income attributable to noncontrolling interest	(312)	—	(312)	312	(312)

Comprehensive income attributable to Nabors	$120,417	$22,958	$190,463	$(213,421)	$120,417

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Net cash provided by (used for) operating activities	$10,693	$(150,000)	$395,990	$(12,500)	$244,183

Cash flows from investing activities:
Purchases of investments	—	—	(791)	—	(791)
Sales and maturities of investments	—	—	23,478	—	23,478
Cash paid for acquisition of businesses, net	—	—	—	—	—
Capital expenditures	—	—	(473,687)	—	(473,687)
Proceeds from sales of assets and insurance claims	—	—	21,321	—	21,321
Cash paid for investments in consolidated affiliates	—	—	—	—	—

Net cash provided by (used for) investing activities	—	—	(429,679)	—	(429,679)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(2,269)	—	(2,269)
Proceeds from revolving credit facilities	—	150,000	—	—	150,000
Proceeds from issuance of common shares	(5,319)	—	(1)	—	(5,320)
Reduction in long-term debt	—	—	(1,072)	—	(1,072)
Purchase of restricted stock	(1,769)	—	—	—	(1,769)
Tax benefit related to share-based awards			(31)	—	(31)
Proceeds from parent contributions	—	—	(12,500)	12,500	—

Net cash (used for) provided by financing activities	(7,088)	150,000	(15,873)	12,500	139,539
Effect of exchange rate changes on cash and cash equivalents	—	—	1,404	—	1,404

Net (decrease) increase in cash and cash equivalents	3,605	—	(48,158)	—	(44,553)
Cash and cash equivalents, beginning of period	203	21	398,351	—	398,575

Cash and cash equivalents, end of period	$3,808	$21	$350,193	$—	$354,022

	Three Months Ended March 31, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Net cash provided by (used for) operating activities	$(4,988)	$5,003	$290,909	$—	$290,924

Cash flows from investing activities:
Purchases of investments	—	—	(5,870)	—	(5,870)
Sales and maturities of investments	—	—	3,529	—	3,529
Cash paid for acquisition of businesses, net	—	—	—	—	—
Investment in unconsolidated affiliates	—	—	(19,000)	—	(19,000)
Capital expenditures	—	—	(358,574)	—	(358,574)
Proceeds from sales of assets and insurance claims	—	—	5,491	—	5,491
Cash paid for investments in consolidated affiliates	(6,500)	—	—	6,500	—

Net cash provided by (used for) investing activities	(6,500)	—	(374,424)	6,500	(374,424)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	7,565	—	7,565
Proceeds from issuance of common shares	9,424	—	—	—	9,424
Reduction in long-term debt	—	(4,988)	(572)	—	(5,560)
Repurchase of equity component of convertible debt	—	(14)	—	—	(14)
Purchase of restricted stock	(2,340)	—	—	—	(2,340)
Tax benefit related to share-based awards	—	(1)		—	(1)
Proceeds from parent contributions	—	—	6,500	(6,500)	—

Net cash (used for) provided by financing activities	7,084	(5,003)	13,493	(6,500)	9,074
Effect of exchange rate changes on cash and cash equivalents	—	—	2,460	—	2,460

Net (decrease) increase in cash and cash equivalents	(4,404)	—	(67,562)	—	(71,966)
Cash and cash equivalents, beginning of period	10,847	20	630,835	—	641,702

Cash and cash equivalents, end of period	$6,443	$20	$563,273	$—	$569,736

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of March 31, 2012, and the related consolidated statements of income and other comprehensive income for the three-month periods ended March 31, 2012 and March 31, 2011 and the consolidated statements of cash flows and of changes in equity for the three-month periods ended March 31, 2012 and March 31, 2011. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/    PricewaterhouseCoopers LLP

Houston, Texas

May 4, 2012

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please refer to Part I, Item 1A. — Risk Factors in our 2011 Annual Report.

Management Overview

The following discussion and analysis is intended to help the reader understand the results of our operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.

The majority of our business is conducted through our Drilling and Other Rig Services and our Completion and Production Services business lines. Our Drilling and Other Rig Services business line includes our drilling of oil and natural gas wells, on land and offshore, and companies engaged in drilling technology, top drive manufacturing, directional drilling, construction services, and rig instrumentation and software. Our Completion and Production Services business line includes our well-servicing, fluid logistics, workover operations and our pressure pumping services. In addition to these two primary business lines, we have an Oil and Gas Operating segment. Our oil and gas exploration, development and production operations are included in our Oil and Gas Operating segment, or in discontinued operations in some cases.

The magnitude of customer spending on new and existing wells is the primary driver of our business. Our customers’ spending is determined principally by their internally generated cash flow and to a lesser extent by joint venture arrangements and funding from the capital markets. In our Drilling and Rig Services business lines, operations have traditionally been driven by natural gas prices, but the majority of current activity is being driven by the price of oil and natural gas liquids from unconventional reservoirs (shales). In our Completion and Production Services business line, operations are primarily driven by oil prices. The Henry Hub natural gas spot price (per Bloomberg) averaged $3.57 per thousand cubic feet (mcf) during the 12-month period ended March 31, 2012, down from $4.15 per mcf average during the prior 12 months. West Texas intermediate spot crude oil prices (per Bloomberg) averaged $97.15 per barrel for the 12 months ended March 31, 2012, up from $83.33 per barrel average during the preceding 12 months.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended March 31, 2012 totaled $1.8 billion, representing an increase of $431.9 million, or 31% as compared to the three months ended March 31, 2011. Adjusted income derived from operating activities and net income (loss) from continuing operations for the three months ended March 31, 2012 totaled $321.2 million and $142.6 million ($.49 per diluted share), respectively, representing increases of 55% and 51%, respectively, compared to the three months ended March 31, 2011.

During the three months ended March 31, 2012, operating results improved as a result of increased demand for our services and products due to increased drilling activity in oil- and liquids-rich shale plays and increased well-servicing activity in the U.S. and Canada. This has more than offset the drop in demand from gas-related plays. Our net income was negatively impacted as a result of a full-cost ceiling test writedown by our unconsolidated U.S. oil and gas joint venture. The writedown is included in our Oil and Gas Operating segment results.

The lower price environment for natural gas has reduced activity in our gas-driven markets and is adversely impacting our pressure pumping business as the reduced activity has created a sooner than anticipated oversupply of pumping equipment. Directionally, similar forces are at work on land drilling in gas-driven markets but to a lesser degree. We anticipate a protracted weak spot market in pressure pumping operations and flat to slightly lower industry rig activity throughout 2012. While the U.S. Land Drilling and Pressure Pumping operating segments face these headwinds, we expect healthy operations in our remaining segments for the remainder of the year. The key factors supporting our views are:

•

The current term contracts in both our Lower 48 Land Drilling rig and Pressure Pumping Operating segments, combined with new and contracted rig deployments in 2012, will mitigate to a degree the continued reduction in gas drilling activity arising from weaker natural gas pricing;

•	The increased activity expected in our International operations throughout the year as the result of new contracts for the rig deployments in international markets; and

•

Further, an expected gradual improvement in our U.S. Offshore results as the pace of permits issuance improves as contribution from two new platform construction projects increase throughout 2012 and commence operating in early 2013.

The following tables set forth certain information with respect to our reportable segments and rig activity:

(In thousands, except percentages	Three Months Ended March 31,
and rig activity)	2012	2011	Increase (Decrease)
Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations:(1)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$495,697	$378,568	$117,129	31%
U.S. Offshore	69,115	30,454	38,661	127%
Alaska	62,293	41,315	20,978	51%
Canada	192,293	172,443	19,850	12%
International	306,465	262,477	43,988	17%
Other Rig Services(2)	241,758	116,789	124,969	107%

Subtotal Drilling and Rig Services(3)	1,367,621	1,002,046	365,575	36%
Completion and Production Services:
U.S. Land Well-servicing	209,701	150,256	59,445	40%
Pressure Pumping	398,036	257,859	140,177	54%

Subtotal Completion and Production Services	607,737	408,115	199,622	49%
Oil and Gas(4)	(62,562)	15,160	(77,722)	(513%)
Other reconciling items(5)	(91,039)	(35,479)	(55,560)	(157%)

Total	$1,821,757	$1,389,842	$431,915	31%

Adjusted income (loss) derived from operating activities from continuing operations:(1)(6)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$131,581	$80,095	$51,486	64%
U.S. Offshore	7,732	(3,977)	11,709	294%
Alaska	27,420	11,019	16,401	149%
Canada	49,287	38,992	10,295	26%
International	21,138	35,497	(14,359)	(40%)
Other Rig Services(2)	29,846	8,344	21,502	258%

Subtotal Drilling and Rig Services(3)	267,004	169,970	97,034	57%
Completion and Production Services:
U.S. Land Well-servicing	21,888	11,123	10,765	97%
Pressure Pumping	64,860	43,715	21,145	48%

Subtotal Completion and Production Services	86,748	54,838	31,910	58%
Oil and Gas(7)	5,650	15,160	(9,510)	(63%)
Other reconciling items(8)	(38,216)	(32,395)	(5,821)	(18%)

	$321,186	$207,573	$113,613	55%
Full-cost ceiling test writedown	(68,212)	—	(68,212)	(100%)
Interest expense	(62,654)	(73,966)	11,312	15%
Investment income (loss)	20,252	12,280	7,972	65%
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	1,840	(6,159)	7,999	130%

Income (loss) from continuing operations before income taxes	212,412	139,728	72,684	52%
Income tax expense (benefit)	69,044	44,426	24,618	55%
Subsidiary preferred stock dividend	750	750	—	—

Income (loss) from continuing operations, net of tax	142,618	94,552	48,066	51%
Income (loss) from discontinued operations, net of tax	(8,795)	(12,396)	3,601	29%

Net income (loss)	133,823	82,156	51,667	63%
Less: Net (income) loss attributable to noncontrolling interest	267	669	(402)	(60%)

Net income (loss) attributable to Nabors	$134,090	$82,825	$51,265	62%

Rig activity:
Rig years:(9)
U.S. Lower 48 Land Drilling	219.0	187.9	31.1	17%
U.S. Offshore	11.9	8.0	3.9	49%
Alaska	8.2	5.3	2.9	55%
Canada	48.7	49.7	(1.0)	(2%)
International(10)	117.7	99.6	18.1	18%

Total rig years	405.5	350.5	55.0	16%

Rig hours:(11)
U.S. Land Well-servicing	213,026	187,581	25,445	14%
Canada Well-servicing	57,044	53,154	3,890	7%

Total rig hours	270,070	240,735	29,335	12%

(1)	All periods present the operating activities of our wholly owned oil and gas business in the United States, Canada and Colombia, including equity interests in Canada and Colombia, as well as our aircraft logistics operations in Canada as discontinued operations.

(2)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other companies that are not aggregated into a reportable operating segment.

(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(6.1) million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(62.6) million and $15.2 million for the three months ended March 31, 2012 and 2011, respectively.

(5)	Represents the elimination of inter-segment transactions.

(6)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates (excluding our proportionate share of full-cost ceiling test writedowns recorded by our oil and gas joint venture). These amounts should not be used as a substitute for those amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $5.6 million (excluding $68.2 million, which represents our proportionate share of full-cost ceiling test writedowns by our oil and gas joint venture) and $15.2 million for the three months ended March 31, 2012 and 2011, respectively.

(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(9)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(10)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years and 2.0 years during the three months ended March 31, 2012 and 2011, respectively.

(11)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the specified periods.

Segment Results of Operations

Drilling and Rig Services

Our Drilling and Rig Services operations contain one or more of the following operations: drilling on land and offshore, drilling technology, top drive manufacturing, directional drilling, construction services, and rig instrumentation and software.

U.S. Lower 48 Land Drilling. The results of operations for this segment were as follows:

	Three Months Ended March 31,
(In thousands, except percentages and rig activity)	2012	2011	Increase (Decrease)
Operating revenues	$495,697	$378,568	$117,129	31%
Adjusted income derived from operating activities	$131,581	$80,095	$51,486	64%
Rig years	219.0	187.9	31.1	17%

Operating results increased during the three months ended March 31, 2012 compared to the corresponding 2011 quarter primarily due to higher average dayrates and increased drilling activity, driven by deployment of rigs into oil-rich shale areas. The increase was partially offset by an increase in operating costs associated with drilling activity, as well as higher depreciation expense related to new rigs placed into service since January 2010.

U.S. Offshore. The results of operations for this segment were as follows:

	Three Months Ended March 31,
(In thousands, except percentages and rig activity)	2012	2011	Increase (Decrease)
Operating revenues	$69,115	$30,454	$38,661	127%
Adjusted income (loss) derived from operating activities	$7,732	$(3,977)	$11,709	294%
Rig years	11.9	8.0	3.9	49%

Operating results increased during the three months ended March 31, 2012 compared to the corresponding 2011 quarter resulting primarily from higher utilization for the MODS® rigs, SuperSundownerTM platform rigs, and workover jackup rigs, as well as from profits related to a major construction project. Demand for our rigs has increased substantially as operators have obtained the proper permits for drilling operations in the Gulf of Mexico, the issuance of which had been subject to a lengthy and stringent review process since the Maconda blowout in the Gulf of Mexico in mid-2010.

Alaska. The results of operations for this segment were as follows:

	Three Months Ended March 31,
(In thousands, except percentages and rig activity)	2012	2011	Increase (Decrease)
Operating revenues	$62,293	$41,315	$20,978	51%
Adjusted income (loss) derived from operating activities	$27,420	$11,019	$16,401	149%
Rig years	8.2	5.3	2.9	55%

The increase in operating results during the three months ended March 31, 2012 compared to the corresponding 2011 quarter was due to higher average dayrates and increased drilling activity, driven primarily by an overall increase in winter exploration activity in the first quarter of 2012.

Canada. The results of operations for this segment were as follows:

	Three Months Ended March 31,
(In thousands, except percentages and rig activity)	2012	2011	Increase (Decrease)
Operating revenues	$192,293	$172,443	$19,850	12%
Adjusted income (loss) derived from operating activities	$49,287	$38,992	$10,295	26%
Rig years	48.7	49.7	(1.0)	(2%)
Rig hours — Canada	57,044	53,154	3,890	7%

Operating results increased during the three months ended March 31, 2012 as compared to the corresponding 2011 quarter as a result of an overall increase in average dayrates, particularly in Western Canada, driven by renewed interest in oil exploration, supported by strong oil commodity prices.

International. The results of operations for this segment were as follows:

	Three Months Ended March 31,
(In thousands, except percentages and rig activity)	2012	2011	Increase (Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$306,465	$262,477	$43,988	17%
Adjusted income derived from operating activities	$21,138	$35,497	$(14,359)	(40%)
Rig years	117.7	99.6	18.1	18%

Operating revenues and Earnings from unconsolidated affiliates increased during the three months ended March 31, 2012 as compared to the corresponding 2011 quarter as a result of an increase in the utilization of our overall rig fleet, partially offset by lower margins. Adjusted income derived from operating activities decreased during the three months ended March 31, 2012 as compared to the corresponding prior year quarter primarily due to decreases in average dayrates and lower utilization of our jackup rigs in Saudi Arabia, lower offshore activity in Congo, and the incurrence of start-up costs in Iraq.

Other Rig Services. The results of operations for this segment were as follows:

	Three Months Ended March 31,
(In thousands, except percentages and rig activity)	2012	2011	Increase (Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$241,758	$116,789	$124,969	107%
Adjusted income (loss) derived from operating activities	$29,846	$8,344	$21,502	258%

Operating results for our Canrig business increased during the three months ended March 31, 2012 as compared to the corresponding 2011 quarter primarily due to increased demand in the United States and Canada drilling markets. Our operating results reflect higher third-party rental of capital equipment and higher sales of RIGWATCHTM software and ROCKITTM directional drilling systems, as well as higher top-drive rental sales.

Additionally, operating results increased for our construction and rig-moving business in Alaska as well as our directional drilling business during the three months ended March 31, 2012 as compared to the corresponding 2011 quarter primarily due to higher average dayrates in the U.S. and Canada. Operating costs in the U.S. remained consistent with 2011 levels, while operating costs in Canada decreased during the first quarter of 2012.

Completion and Production Services

Our Completion and Production Services operations contain one or more of the following operations in the U.S. and Canada: well-servicing, fluid logistics, workover operations and pressure pumping services.

U.S. Land Well-servicing. The results of operations for this segment were as follows:

	Three Months Ended March 31,
(In thousands, except percentages and rig activity)	2012	2011	Increase (Decrease)
Operating revenues	$209,701	$150,256	$59,445	40%
Adjusted income (loss) derived from operating activities	$21,888	$11,123	$10,765	97%
Rig hours — U.S.	213,026	187,581	25,445	14%

Operating results increased during the three months ended March 31, 2012 compared to the corresponding 2011 quarter primarily due to an increase in rig and truck utilization facilitated by capital invested over the past few years to increase our rig and truck fleets as well as fracturing tank counts. Higher equipment utilization and price improvements were driven primarily by sustained higher oil prices.

Pressure Pumping. The results of operations for this segment were as follows:

	Three Months Ended March 31,
(In thousands, except percentages and rig activity)	2012	2011	Increase (Decrease)
Operating revenues	$398,036	$257,859	$140,177	54%
Adjusted income (loss) derived from operating activities	$64,860	$43,715	$21,145	48%

Operating results increased during the three months ended March 31, 2012 compared to the corresponding 2011 quarter primarily due to the increased levels of fracturing activity and associated increase in our assets deployed in the major producing areas in the United States.

Oil and Gas. The results from our U.S. oil and gas unconsolidated affiliate were as follows:

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Increase (Decrease)
Earnings from unconsolidated affiliate	$(62,562)	$15,160	$(77,722)	(513%)
Adjusted income derived from operating activities	$5,650	$15,160	$(9,510)	(63%)

Earnings from unconsolidated affiliates decreased during the three months ended March 31, 2012 compared to the corresponding 2011 quarter primarily as a result of a full-cost ceiling test writedown during the first quarter of 2012, of which our proportionate share totaled $68.2 million. The writedown was partially offset by positive operating results during the first quarter of 2012 by this same joint venture. Adjusted income derived from operating activities excludes the calculation of the full-cost ceiling test writedown for the three months ended March 31, 2012. There was no such writedown during the three months ended March 31, 2011.

Discontinued Operations

Our condensed statements of income (loss) from discontinued oil and gas operations for the three months ended March 31, 2012 and 2011 were as follows:

Oil and Gas Operating Segment

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Increase (Decrease)
Operating revenues and Earnings from unconsolidated affiliates	$3,301	$11,419	$(8,118)	(71%)
Income (loss) from discontinued operations
Income (loss) from discontinued operations	$(10,617)	$(17,216)	$6,599	38%
Less: income tax expense (benefit)	(2,815)	(6,340)	3,525	56%

Income (loss) from discontinued operations, net of tax	$(7,802)	$(10,876)	$3,074	28%

On April 12, 2012, we sold our remaining wholly owned oil and gas operations in Colombia to an unrelated third party for a cash purchase price of $72.6 million. These assets were included in our assets held for sale as part of our Oil and Gas Operating segment and had a net book value of approximately $30.3 million.

Our aircraft logistics operations in Canada recognized $4.9 million and $4.6 million in operating revenues, which resulted in losses of $1.0 million and $1.5 million, net of tax benefits of $.3 million and $.5 million, during the three months ended March 31, 2012 and 2011, respectively. The assets are included in our Other Rig Services Operating segment.

OTHER FINANCIAL INFORMATION

General and administrative expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Increase (Decrease)
General and administrative expenses	$136,346	$115,951	$20,395	18%
General and administrative expenses as a percentage of operating revenues	7.2%	$8.4%	$(1.2%)	(14%)

General and administrative expenses increased during the three months ended March 31, 2012 compared to the corresponding 2011 quarter primarily as a result of increases in wages to support a higher headcount as a result of increased operations for a majority of our operating segments. As a percentage of operating revenues, general and administrative expenses decreased from the first quarter of 2012 to corresponding prior year quarter of 2011.

Depreciation and amortization

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Increase (Decrease)
Depreciation and amortization expense	$247,621	$225,210	$22,411	10%

Depreciation and amortization expense increased during the three months ended March 31, 2012 compared to the corresponding 2011 quarter primarily as a result of the incremental depreciation expense from (i) newly constructed rigs recently placed into service and (ii) rig upgrades and other capital expenditures made during 2011.

Interest expense

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Increase (Decrease)
Interest expense	$62,654	$73,966	$(11,312)	(15%)

Interest expense decreased during the three months ended March 31, 2012 compared to the corresponding 2011 quarter primarily as a result of the redemption in May 2011 of $1.4 billion 0.94% senior exchangeable notes. The decrease was partially offset by additional interest related to our August 2011 issuance of 4.625% senior notes due September 2021 and interest on amounts outstanding on our revolving credit facilities.

Investment income (loss)

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Increase (Decrease)
Investment income (loss)	$20,252	$12,280	$7,972	65%

Investment income for the three months ended March 31, 2012 included a $12.5 million realized gain related to the sale of some of our debt securities, net unrealized gains of $6.0 million from our trading securities and interest and dividend income of $1.4 million from our cash, other short-term and long-term investments.

Investment income for the three months ended March 31, 2011 included a $12.9 million realized gain related to one of our overseas fund investments classified as long-term investments and interest and dividend income of $1.8 million from our cash, other short-term and long-term investments, partially offset by net unrealized losses of $3.2 million from our trading securities.

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Three Months Ended March 31,
(In thousands, except percentages)	2012	2011	Increase (Decrease)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$1,840	$(6,159)	$7,999	130%

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended March 31, 2012 was primarily comprised of net gains on sales and retirements of long-lived assets of approximately $1.8 million.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three months ended March 31, 2011 was primarily comprised of increases to our litigation reserves of $5.9 million and net losses on sales and retirements of long-lived assets of approximately $1.1 million.

Income tax rate

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
Effective income tax rate from continuing operations	32%	32%	—	—

Our effective income tax rate during the three months ended March 31, 2012 is comparable to the corresponding 2011 quarter primarily because the proportion of income generated in the United States was consistent during each of these periods. Income generated in the United States is generally taxed at a higher rate than that of other jurisdictions.

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

Because we cannot predict whether any legislation will ultimately be adopted, no assurance can be given that the tax benefits associated with our reorganization will ultimately accrue to the benefit of the Company and its shareholders. It is possible that future changes to the tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings resulting from our reorganization.

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the three months ended March 31, 2012 and 2011.

Operating Activities.    Net cash provided by operating activities totaled $244.2 million during the three months ended March 31, 2012 compared to net cash provided by operating activities of $290.9 million during the prior year corresponding 2011 quarter. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $479.5 million and $345.5 million for the three months ended March 31, 2012 and 2011, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant factor in the determination of operating cash flows. Changes in working capital items used $235.4 million and $54.5 million, respectively, in cash flows for the three months ended March 31, 2012 and 2011.

Investing Activities.    Net cash used for investing activities totaled $429.7 million during the three months ended March 31, 2012 compared to net cash used for investing activities of $374.4 million during the prior year corresponding 2011 quarter. The primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2012 and 2011, we used cash for capital expenditures totaling $473.7 million and $358.6 million, respectively.

During the three months ended March 31, 2012, cash of $21.3 million was provided in proceeds from sales of assets and recoveries from insurance claims. During the three months ended March 31, 2012, cash of $23.5 million was provided from sales of investments. During the three months ended March 31, 2011, we provided cash of $19.0 million to our unconsolidated affiliates.

Financing Activities.    Net cash provided by financing activities totaled $139.5 million during the three months ended March 31, 2012 and consists primarily of amounts drawn from our revolving credit facilities. Net cash provided by financing activities was $9.1 million during the corresponding 2011 quarter.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $1.4 - 1.5 billion. We had outstanding purchase commitments of approximately $.9 billion at March 31, 2012, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, pressure pumping and well-servicing equipment that we own and operate. We can reduce the planned expenditures if necessary, or increase them if market conditions and new business opportunities warrant it.

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

There have been no significant changes to our contractual cash obligations table which was included in our 2011 Annual Report.

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

See Note 18 — Commitments and Contingencies in our 2011 Annual Report for discussion of commitments and contingencies relating to (i) our employment agreement with Mr. Petrello that could result in a cash payment of $50 million by the Company if his employment were terminated in the event of his death or disability or a cash payment of approximately $31.1 million if his employment were terminated without cause or in the event of a change in control and (ii) off-balance sheet arrangements (including guarantees).

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are operating cash flows, cash and cash equivalents, short-term and long-term investments and availability under our various revolving credit facilities. As of March 31, 2012, we had cash and short-term investments of $494.0 million and working capital of $1.5 billion. We also had $390 million of availability remaining from a combined total of $1.4 billion under revolving credit facilities. As of December 31, 2011, we had cash and short-term investments of $539.5 million and working capital of $1.3 billion.

We had six letter-of-credit facilities with various banks as of March 31, 2012. Availability under these facilities as of March 31, 2012 was as follows:

(In thousands)
Credit available	$215,900
Letters of credit outstanding, inclusive of financial and performance guarantees	(87,889)

Remaining availability	$128,011

Our revolving credit facilities contain various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain the net funded indebtedness to total capitalization ratio, as defined in each agreement, at certain levels. We were in compliance with all covenants under the agreement at March 31, 2012.

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Fitch Ratings, Moody’s Investors Service and Standard & Poor’s and our historical ability to access those markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon exchange or purchase of our notes, payment of other debt and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. A credit downgrade may impact our ability to access credit markets.

Our gross funded debt to capital ratio was 0.42:1 as of March 31, 2012 and 0.43:1 as of December 31, 2011. Our net funded debt to capital ratio was 0.40:1 as of March 31, 2012 and December 31, 2011.

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

Our interest coverage ratio was 8.5:1 as of March 31, 2012 and 8.1:1 as of December 31, 2011. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) income (loss) from continuing operations, net of tax, net income (loss) attributable to noncontrolling interest, interest expense, subsidiary preferred stock dividends, depreciation and amortization, income tax expense (benefit) and our proportionate share of writedowns from our unconsolidated oil and gas joint venture less investment income (loss) divided by (y) the sum of cash interest expense and subsidiary preferred stock dividends. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations, possible dispositions of non-core assets and our revolving credit facilities are expected to adequately finance our purchase commitments, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in interest rates and foreign-currency risk arising from our operations in international markets as discussed in our 2011 Annual Report.

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

The Company’s management, with the participation of the Company’s Deputy Chairman, President and Chief Executive Officer and its Principal Accounting and Financial Officer (the “reviewing officers”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the reviewing officers have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or furnishes under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the Company’s management, including the reviewing officers, as appropriate to allow timely decisions regarding required disclosure.

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

On March 9, 2012, Nabors Global Holdings II Limited (“NGH2L”) signed a contract with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company. When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also seeks monetary damages of up to $100 million based on an alleged breach of contract by NGH2L and tortious interference with contractual relations by Parex. Nabors successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012. On March 23, 2012, ERG filed and obtained an ex parte stay from the Supreme Court of Bermuda (Commercial Court), in a case styled as ERG Resources LLC v. Nabors Global Holdings II Limited, Case No. 2012: No. 110. Nabors challenged the stay and, following a series of oral hearings on the matter, the Bermuda court discharged the stay by a ruling dated April 5, 2012. Nabors completed the sale of Ramshorn’s Class A shares to a Parex affiliate on April 12, 2012, which mooted ERG’s application for a temporary injunction that was scheduled for hearing by the Texas court on April 13, 2012. ERG retains its causes of action for monetary damages, but Nabors believes the claims are foreclosed by the terms of the agreement and are without factual or legal merit. While Nabors intends to vigorously defend the lawsuit, the ultimate outcome of the lawsuit cannot be determined at this time.

Refer to Note 11 Commitments and Contingencies for discussion of previously disclosed litigation contingencies.

Item 1A.	Risk Factors

There have been no material changes during the three months ended March 31, 2012 to the “Risk Factors” discussed in our 2011 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2012 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

(In thousands, except average price paid per share)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
Jan. 1 — Jan. 31, 2012	4,562	$17.45
Feb. 1 — Feb. 28, 2012	25	$20.41
Mar. 1 — Mar. 31, 2012	63	$20.22

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 1996, 1998 and 2003 Employee Stock Plans and our 1999 Stock Option Plan for Non-Employee Directors. Each plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose.

(2)	We currently do not intend to make further purchases of our common shares under the share repurchase program that was authorized by the Board of Directors in July 2006.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

3.2	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 000-49887) filed with the Commission on August 3, 2005).

10.1	Agreement, dated as of February 2, 2012, by and among Eugene M. Isenberg, Nabors Industries Ltd. and Nabors Industries, Inc. (incorporated by reference to Exhibit 99.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on February 6, 2012).(+)

10.2	Form of Stock Option Agreement — Others, pursuant to the 2003 Employee Stock Plan*(+)

10.3	Form of Restricted Stock Agreement — Others, pursuant to the 2003 Employee Stock Plan*(+)

15	Awareness Letter of Independent Accountants*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Deputy Chairman, President and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer*

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Deputy Chairman, President and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
(+)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ Anthony G. Petrello
Anthony G. Petrello
Deputy Chairman, President and
Chief Executive Officer

By:	/s/ R. Clark Wood
R. Clark Wood
Principal Accounting and
Financial Officer

Date:	May 4, 2012