Form 10-Q
period 2012-06-30
NABORS INDUSTRIES LTD
filed 2012-08-03
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

Commission File Number: 001-32657

NABORS INDUSTRIES LTD.

Bermuda	98-0363970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Crown House

Second Floor

4 Par-la-Ville Road

Hamilton, HM08

Bermuda

(441) 292-1510

(Address of principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The number of common shares, par value $.001 per share, outstanding as of July 31, 2012 was 290,386,130.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(In thousands, except per share amounts)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$320,398	$398,575
Short-term investments	134,784	140,914
Assets held for sale	396,413	401,500
Accounts receivable, net	1,607,422	1,576,555
Inventory	259,943	272,852
Deferred income taxes	70,288	127,874
Other current assets	185,922	170,044

Total current assets	2,975,170	3,088,314
Long-term investments and other receivables	5,452	11,124
Property, plant and equipment, net	8,904,324	8,629,946
Goodwill	471,913	501,258
Investment in unconsolidated affiliates	165,003	371,021
Other long-term assets	321,610	310,477

Total assets	$12,843,472	$12,912,140

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$275,323	$275,326
Trade accounts payable	606,571	782,753
Accrued liabilities	604,627	744,483

Total current liabilities	1,486,521	1,802,562
Long-term debt	4,398,452	4,348,490
Other long-term liabilities	326,202	292,758
Deferred income taxes	834,207	797,925

Total liabilities	7,045,382	7,241,735

Commitments and contingencies (Note 12)
Subsidiary preferred stock	69,188	69,188
Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 318,719 and 317,042, respectively	319	317
Capital in excess of par value	2,326,590	2,287,743
Accumulated other comprehensive income	318,088	321,264
Retained earnings	4,017,665	3,956,364
Less: treasury shares, at cost, 28,414 and 29,414 common shares, respectively	(944,627)	(977,873)

Total shareholders’ equity	5,718,035	5,587,815
Noncontrolling interest	10,867	13,402

Total equity	5,728,902	5,601,217

Total liabilities and equity	$12,843,472	$12,912,140

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenues and other income:
Operating revenues	$1,737,114	$1,343,642	$3,627,540	$2,717,210
Earnings (losses) from unconsolidated affiliates	(134,317)	9,308	(202,986)	25,582
Investment income (loss)	5,368	(975)	25,620	11,305

Total revenues and other income	1,608,165	1,351,975	3,450,174	2,754,097

Costs and other deductions:
Direct costs	1,123,256	827,450	2,308,072	1,668,558
General and administrative expenses	133,612	122,970	269,958	238,921
Depreciation and amortization	261,016	225,042	508,637	450,252
Interest expense	63,459	63,755	126,113	137,721
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	13,414	4,348	11,574	10,507
Impairments and other charges	147,503	—	147,503	—

Total costs and other deductions	1,742,260	1,243,565	3,371,857	2,505,959

Income (loss) from continuing operations before income taxes	(134,095)	108,410	78,317	248,138
Income tax expense (benefit):
Current	34,698	7,849	60,704	27,538
Deferred	(70,890)	28,924	(27,852)	53,661

Total income tax expense
(benefit)	(36,192)	36,773	32,852	81,199
Subsidiary preferred stock dividend	750	750	1,500	1,500

Income (loss) from continuing operations, net of tax	(98,653)	70,887	43,965	165,439
Income (loss) from discontinued operations, net of tax	24,690	121,167	15,895	108,771

Net income (loss)	(73,963)	192,054	59,860	274,210
Less: Net (income) loss attributable to noncontrolling interest	1,174	394	1,441	1,063

Net income (loss) attributable to Nabors	$(72,789)	$192,448	$61,301	$275,273

Earnings (losses) per share:
Basic from continuing operations	$(.34)	$.25	$.16	$.58
Basic from discontinued operations	.09	.42	.05	.38

Total Basic	$(.25)	$.67	$.21	$.96

Diluted from continuing operations	$(.34)	$.24	$.16	$.57
Diluted from discontinued operations	.09	.41	.05	.37

Total Diluted	$(.25)	$.65	$.21	$.94

Weighted-average number of common shares outstanding:
Basic	290,311	287,311	289,550	286,712
Diluted	290,311	294,298	292,185	293,493

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net income (loss) attributable to Nabors	$(72,789)	$192,448	$61,301	$275,273
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(19,659)	7,910	(2,393)	39,349
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(5,008)	(11,192)	7,215	(4,884)
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(19)	2	(12,484)	(1)

Unrealized gains/(losses) on marketable securities	(5,027)	(11,190)	(5,269)	(4,885)
Defined benefit pension plans:
Pension liability amortization	260	149	520	300
Pension liability adjustment	—	—	—	—

Defined benefit pension plans	260	149	520	300
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	191	190	382	381

Other comprehensive income (loss), before tax	(24,235)	(2,941)	(6,760)	35,145
Income tax expense (benefit) related to items of other comprehensive income (loss)	140	124	(3,584)	306

Other comprehensive income (loss), net of tax	(24,375)	(3,065)	(3,176)	34,839

Comprehensive income (loss)	(97,164)	189,383	58,125	310,112
Net income (loss) attributable to noncontrolling interest	(1,174)	(394)	(1,441)	(1,063)
Translation adjustment attributable to noncontrolling interest	(216)	95	27	452

Comprehensive income (loss) attributable to noncontrolling interest	(1,390)	(299)	(1,414)	(611)

Comprehensive income (loss) attributable to Nabors	$(98,554)	$189,084	$56,711	$309,501

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income (loss) attributable to Nabors	$61,301	$275,273
Adjustments to net income (loss):
Depreciation and amortization	508,748	451,986
Depletion and other exploratory expenses	151	19,072
Deferred income tax expense (benefit)	(15,404)	47,308
Deferred financing costs amortization	2,185	2,922
Pension liability amortization and adjustments	520	300
Discount amortization on long-term debt	993	26,081
Amortization of loss on hedges	463	464
Impairments and other charges	159,950	—
Losses (gains) on long-lived assets, net	8,335	(41,458)
Losses (gains) on investments, net	(21,400)	(8,761)
Losses (gains) on debt retirement, net	—	58
Losses (gains) on derivative instruments	90	338
Share-based compensation	8,784	8,107
Foreign currency transaction losses (gains), net	2,285	615
Gain on sale of oil and gas operations	(48,486)	—
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	202,985	(102,122)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(33,981)	(82,533)
Inventory	6,636	(39,807)
Other current assets	(26,906)	21,051
Other long-term assets	6,693	61,543
Trade accounts payable and accrued liabilities	(94,423)	237,743
Income taxes payable	(33,147)	(13,363)
Other long-term liabilities	15,565	5,085

Net cash provided by operating activities	711,937	869,902

Cash flows from investing activities:
Purchases of investments	(795)	(7,945)
Sales and maturities of investments	25,517	20,622
Investment in unconsolidated affiliates	—	(29,762)
Distribution of proceeds from asset sales from unconsolidated affiliates	—	119,207
Capital expenditures	(967,861)	(1,003,245)
Proceeds from sales of assets and insurance claims	116,923	102,067

Net cash used for investing activities	(826,216)	(799,056)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(2,060)	11,203
Proceeds from revolving credit facilities	200,000	1,200,000
Proceeds from issuance of common shares	(5,066)	11,622
Debt issuance costs	—	(2,188)
Reduction in long-term debt	(1,235)	(1,404,247)
Paydown of revolving credit facilities	(150,000)	—
Repurchase of equity component of convertible debt	—	(14)
Purchase of restricted stock	(2,071)	(2,527)
Tax benefit related to share-based awards	(36)	42

Net cash provided by (used for) financing activities	39,532	(186,109)
Effect of exchange rate changes on cash and cash equivalents	(3,430)	2,383

Net increase (decrease) in cash and cash equivalents	(78,177)	(112,880)
Cash and cash equivalents, beginning of period	398,575	641,702

Cash and cash equivalents, end of period	$320,398	$528,822

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Shares
(In thousands)	Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares	Non- controlling Interest	Total Equity
Balances, December 31, 2011	317,042	$317	$2,287,743	$321,264	$3,956,364	$(977,873)	$13,402	$5,601,217
Net income (loss)					61,301		(1,441)	59,860
Comprehensive income (loss), net of tax				(3,176)			27	(3,149)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	999	1	(5,067)					(5,066)
Capital contribution from forgiveness of liability, net of tax			62,734					62,734
Issuance of treasury shares, net of tax benefit			(25,496)			33,246		7,750
Other			(2,107)				(1,121)	(3,228)
Share-based compensation	678	1	8,783					8,784

Balances, June 30, 2012	318,719	$319	$2,326,590	$318,088	$4,017,665	$(944,627)	$10,867	$5,728,902

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Shares
(In thousands)	Shares	Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares	Non- controlling Interest	Total Equity
Balances, December 31, 2010	315,034	$315	$2,255,787	$342,052	$3,707,881	$(977,873)	$14,701	$5,342,863
Net income (loss)					275,273		(1,063)	274,210
Comprehensive income, net of tax				34,839			452	35,291
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	956	1	11,621					11,622
Other	868		(2,499)				(1,119)	(3,618)
Share-based compensation			8,107					8,107

Balances, June 30, 2011	316,858	$316	$2,273,016	$376,891	$3,983,154	$(977,873)	$12,971	$5,668,475

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•

We actively market approximately 513 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, Mexico, the Middle East, the Far East, the South Pacific, Russia and Africa.

•	We actively market approximately 424 rigs for land well-servicing and workover work in the United States and approximately 176 rigs for land well-servicing and workover work in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 40 platform, 12 jackup and four barge rigs in the United States, including the Gulf of Mexico, and multiple international markets.

In addition to the foregoing services:

•

We provide completion and production services, including hydraulic fracturing, cementing, nitrogen and acid pressure pumping services with over 805,000 hydraulic horsepower in key basins throughout the United States and Canada.

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

The majority of our business is conducted through our Drilling and Rig Services and our Completion and Production business lines. Our Drilling and Rig Services business line includes our drilling operations for oil and natural gas wells, on land and offshore, and companies engaged in drilling technology, top drive manufacturing, directional drilling, construction services, and rig instrumentation and software. Our Completion and Production Services business line includes our well-servicing, fluid logistics, workover operations and our pressure pumping services. In addition to these two primary business lines, we have an Oil and Gas operating segment. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment, or in discontinued operations in some cases.

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

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”). In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2012, the results of our operations and other comprehensive income for the three and six months ended June 30, 2012 and 2011, and cash flows and changes in equity for the six months ended June 30, 2012 and 2011, in accordance with GAAP. Interim results for the three and six months ended June 30, 2012 may not be indicative of results that will be realized for the full year ending December 31, 2012.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss), and our investment in these entities is included in both investment in unconsolidated affiliates and assets held for sale in our consolidated balance sheets. The portion of such investments included in investments in unconsolidated affiliates totaled $165.0 million and $371.0 million as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, the portion of such investments included in assets held for sale totaled $13.7 million. See Note 4 – Discontinued Operations for additional information.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Raw materials	$136,734	$133,480
Work-in-progress	43,799	50,951
Finished goods	79,410	88,421

	$259,943	$272,852

Goodwill

We determined it was necessary to perform our annual goodwill impairment test, a level 3 fair value measurement, during the second quarter of 2012. The impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step is required to measure the goodwill impairment loss. This second step compares the implied fair value of the reporting unit’s goodwill to its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess. Our goodwill impairment test results required the second step measurement for two reporting units.

The fair values calculated in these impairment tests were determined using discounted cash flow models involving assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of 3%.

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in our stock price, declines in natural gas and oil prices, a variance in results of operations from forecasts, and additional transactions in the oil and gas industry. Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compared the sum of our reporting units’ estimated fair value, which included the estimated fair value of non-operating assets and liabilities, less debt, to our market capitalization and assessed the reasonableness of our estimated fair value. Any of the above-mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year.

The carrying amounts and change of goodwill for our operating segments as of and for the six months ended June 30, 2012 were as follows:

	Balance as of December 31, 2011	Acquisitions and Purchase Price Adjustments	Disposals and Impairments		Cumulative Translation Adjustment	Balance as of June 30, 2012
	(In thousands)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$30,154	$—	$—		$—	$30,154
U.S. Offshore	7,296	—	7,296	(1)	—	—
Alaska	19,995	—	—		—	19,995
International	18,983	—	18,983	(1)	—	—
Other Rig Services	34,766	—	3,035	(2)	(31)	31,700

Subtotal Drilling and Rig Services	111,194	—	29,314		(31)	81,849
Completion and Production Services:
U.S. Land Well-servicing	55,072	—	—		—	55,072
Pressure Pumping	334,992	—	—		—	334,992

Subtotal Completion and Production Services	390,064	—	—		—	390,064

Total	$501,258	$—	$29,314		$(31)	$471,913

(1)

Represents the impairment of goodwill associated with our U.S. Offshore and International reporting units. As of June 30, 2012, these reporting units had no recorded goodwill. The impairments were deemed necessary due to the prolonged uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico as well as our international markets. A significantly prolonged period of lower natural gas prices or changes in laws and regulations could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.
(2)	Represents the removal of goodwill in connection with our sale of Peak USA to an unrelated third party for $13.5 million cash during the second quarter of 2012. Peak USA, a subsidiary included in our Other Rig Services reporting unit, provided trucking and logistics services to the oilfield service market in the U.S. Lower 48 states.

Note 3 Impairments and Other Charges

Impairments and other charges included the following:

	Three Months Ended June 30,
(In thousands)	2012	2011
Goodwill impairment	$26,279	$—
Intangible asset impairment (1)	74,960	—
Provision for retirement of assets: (2)
Canada	15,095	—
U.S. Well-servicing	4,628	—
Pressure Pumping	26,541	—

Total impairments and other charges	$147,503	$—

(1)	Represents $75.0 million related to the impairment of the Superior trade name. The Superior trade name was initially classified as a ten-year intangible asset at the date of acquisition in September 2010. The impairment is a result of the decision to cease using the Superior trade name to reduce confusion in the marketplace and enhance the Nabors brand.
(2)	During the three months ended June 30, 2012, we recorded a provision for retirement of long-lived assets totaling $46.2 million in multiple operating segments, which reduced the carrying value of some assets to their salvage value. The retirements in our Canada operations included functionally inoperable rigs and other drilling equipment. Our U.S. Well-servicing operations related to retirements of rigs and vehicles that would require significant repair to return to work. We recorded retirements of some non-core assets as we have begun the process to streamline our operations and consolidate our Pressure Pumping and U.S. Well-servicing segments into one business line, Nabors Completion and Production Services. As a result, we decided to retire these assets. As we continue to streamline our lines of business, there could be future retirement or impairment charges, which could have a potential impact on our future operating results. In addition, a prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

Note 4 Discontinued Operations

Assets held for sale included the following:

(In thousands)	June 30, 2012	December 31, 2011
Assets Held for Sale
Oil and Gas	$385,047	$385,414
Other Rig Services	11,366	16,086

Assets Held for Sale	$396,413	$401,500

Our condensed statements of income (loss) from discontinued operations for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates
Oil and Gas	$2,919	$9,397	$6,220	$20,816

Other Rig Services (1)	$5,554	$7,245	$10,416	$11,839

Income (loss) from Oil and Gas discontinued operations:
Income (loss) from discontinued operations	$(2,476)	$77,356	$(7,921)	$60,140
Gain (loss) on sale of wholly owned assets	41,282	42,717	36,110	42,717
Less: income tax expense (benefit)	7,042	(2,223)	4,227	(8,563)

Income (loss) from Oil and Gas discontinued operations, net of tax	$31,764	$122,296	$23,962	$111,420

Income (loss) from Other Rig Services discontinued operations: (1)
Income (loss) from discontinued operations	$(4,190)	$(1,506)	$(5,519)	$(3,533)
Gain (loss) on sale of assets	(5,242)	—	(5,242)	—
Less: income tax expense (benefit)	(2,358)	(377)	(2,694)	(884)

Income (loss) from Other Rig Services discontinued operations, net of tax	$(7,074)	$(1,129)	$(8,067)	$(2,649)

(1)	Represents our aircraft logistics operations in Canada included in our Other Rig Services operating segment.

In April 2012, we sold our remaining wholly owned oil and gas business in Colombia to an unrelated third party for a cash purchase price of $72.6 million, which resulted in a pre-tax gain of approximately $48.5 million. These assets were included in our assets held for sale as part of our Oil and Gas operating segment.

In May 2012, we sold some of our U.S. wholly owned oil and gas business in the Fayetteville Shale, Floyd Shale, and Barnett Shale areas to unrelated third parties for cumulative cash receipts of $5.7 million, which did not result in any gain or loss. These assets were included in our assets held for sale as part of our Oil and Gas operating segment. Based on current market conditions and our assessment of the sales price, we adjusted the carrying value of our U.S. wholly owned oil and gas business by $7.2 million in the second quarter of 2012 to reflect their estimated sales price or current fair value.

Our contracts with pipeline companies include pipeline transmission commitments in the Horn River Basin. During the year ended December 31, 2011, we evaluated current production levels, natural gas prices and the anticipated sales cycle related to the sale of properties corresponding to these commitments. As a result, we recorded liabilities for excess pipeline capacity. Our consolidated balance sheets included current liabilities related to discontinued operations of $63.9 million and $54.3 million that were included in accrued liabilities and noncurrent liabilities related to discontinued operations of $35.3 million and $71.4 million that were included in other long-term liabilities at June 30, 2012 and December 31, 2011, respectively. These amounts represent our best estimate of the excess capacity of the pipeline, based upon the estimated sales date of the properties, as compared to the contractual commitments. Our commitments beyond December 31, 2013 could approximate $265.4 million if the related properties are not sold or developed. Decreases in actual production, natural gas prices or a change in the estimated sales date could result in future charges related to excess capacity of the pipeline that may materially impact our results of operations.

Based on current market conditions and our assessment of the sales price, we adjusted the carrying value of our aircraft logistics assets by $5.2 million in the second quarter of 2012 to reflect their estimated sales price or current fair value.

Note 5 Cash and Cash Equivalents and Short-term Investments

Our cash and cash equivalents and short-term investments consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$320,398	$398,575
Short-term investments:
Trading equity securities	19,049	11,600
Available-for-sale equity securities	77,993	71,433
Available-for-sale debt securities	37,742	57,881

Total short-term investments	$134,784	$140,914

Certain information related to our cash and cash equivalents and short-term investments follows:

	June 30, 2012			December 31, 2011
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$320,398	$—	$—	$398,575	$—	$—

Short-term investments:
Trading equity securities	19,049	13,325	—	11,600	5,876	—

Available-for-sale equity securities	77,993	41,014	(1,379)	71,433	33,075	—

Available-for-sale debt securities:
Commercial paper and CDs	673	—	—	1,230	—	—
Corporate debt securities	32,400	11,819	(3,310)	51,300	22,494	(2,095)
Mortgage-backed debt securities	261	15	—	309	10	—
Mortgage-CMO debt securities	2,343	11	(12)	2,547	13	(15)
Asset-backed debt securities	2,065	—	(180)	2,495	—	(238)

Total available-for-sale debt securities	37,742	11,845	(3,502)	57,881	22,517	(2,348)

Total available-for-sale securities	115,735	52,859	(4,881)	129,314	55,592	(2,348)

Total short-term investments	134,784	66,184	(4,881)	140,914	61,468	(2,348)

Total cash, cash equivalents and short-term investments	$455,182	$66,184	$(4,881)	$539,489	$61,468	$(2,348)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of June 30, 2012
	Less Than 12 Months		More Than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Available-for-sale equity securities	$17,516	$1,379	$—	$—
Available-for-sale debt securities:
Corporate debt securities (1)	—	—	16,500	3,310
Mortgage-CMO debt securities (2)	2,069	9	62	3
Asset-backed debt securities (2)	2,065	180	—	—

Total available-for-sale debt securities	4,134	189	16,562	3,313

Total	$21,650	$1,568	$16,562	$3,313

(1)	Our unrealized loss on corporate debt securities relates to our investment in NFR Energy LLC’s 9.75% senior notes. This investment is in addition to our equity interest in NFR Energy LLC. The senior notes mature in 2017 and interest is paid semi-annually on February 15 and August 15. We do not intend to sell this investment, and it is less likely than not that we will be required to sell it to satisfy our own cash flow and working capital requirements. We believe that we will continue to collect all amounts due according to the contractual terms of the investment and, therefore, do not consider the decline in value of the investment to be other-than-temporary at June 30, 2012. See Note 8 Investments in Unconsolidated Affiliates for additional discussion of our equity investment.
(2)	Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities. Each of these securities has a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality. In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements. We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other-than-temporary at June 30, 2012.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at June 30, 2012, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated Fair Value June 30, 2012
(In thousands)
Debt securities:
Due in one year or less	$673
Due after one year through five years	16,500
Due in more than five years	20,569

Total debt securities	$37,742

Certain information regarding our debt and equity securities is presented below:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Available-for-sale:
Proceeds from sales and maturities	$19,233	$782
Realized gains (losses), net	12,484	(7)

Note 6 Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2012. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended June 30, 2012, there were no transfers of our financial assets and liabilities between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities – energy industry	$71,054	$6,939	$—	$77,993
Available-for-sale debt securities
Commercial paper and CDs	673	—	—	673
Corporate debt securities	—	32,400	—	32,400
Mortgage-backed debt securities	—	261	—	261
Mortgage-CMO debt securities	—	2,343	—	2,343
Asset-backed debt securities	2,065	—	—	2,065
Trading securities – energy industry	19,049	—	—	19,049

Total short-term investments	$92,841	$41,943	$—	$134,784

Liabilities:
Derivative contract	$—	$268	$—	$268

Nonrecurring Fair Value Measurements

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would primarily consist of goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination, and asset retirement obligations.

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. We measure the estimated fair value of our long-term debt, subsidiary preferred stock and revolving credit facilities using significant other observable inputs, which represent Level 2 fair value measurements, including quoted market prices or prices quoted from third-party financial institutions as well as the terms and credit spreads for such instruments. The carrying and fair values of these liabilities were as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
5.375% senior notes due August 2012 (1)	$274,918	$277,475	$274,604	$281,188
6.15% senior notes due February 2018	968,098	1,125,365	967,490	1,113,986
9.25% senior notes due January 2019	1,125,000	1,457,741	1,125,000	1,419,514
5.00% senior notes due September 2020	697,495	750,792	697,343	734,475
4.625% senior notes due September 2021	697,787	706,776	697,667	708,176
Subsidiary preferred stock	69,188	68,625	69,188	68,625
Revolving credit facilities	910,000	910,000	860,000	860,000
Other	477	477	1,712	1,712

	$4,742,963	$5,297,251	$4,693,004	$5,187,676

(1)	Includes $.1 million and $.3 million as of June 30, 2012 and December 31, 2011, respectively, related to the unamortized loss on the interest rate swap that was unwound during the fourth quarter of 2005.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of June 30, 2012, our short-term investments were carried at fair market value and included $115.7 million and $19.0 million in securities classified as available-for-sale and trading, respectively. As of December 31, 2011, our short-term investments were carried at fair market value and included $129.3 million and $11.6 million in securities classified as available-for-sale and trading, respectively.

Note 7 Share-Based Compensation

We have several share-based employee compensation plans, which are more fully described in Note 8 Share-Based Compensation in our 2011 Annual Report. Total share-based compensation expense, which includes both stock options and restricted stock, totaled $4.3 million and $4.1 million for the three months ended June 30, 2012 and 2011, respectively, and $8.8 million and $8.1 million for the six months ended June 30, 2012 and 2011, respectively. Total share-based compensation is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments. See Note 15 – Segment Information.

During the six months ended June 30, 2012 and 2011, we awarded 923,131 and 1,029,157 shares of restricted stock, respectively, vesting over periods up to four years, to our employees and directors. These awards had an aggregate value at their grant date of $19.2 million and $28.8 million, respectively. The fair value of restricted stock that vested during the six months ended June 30, 2012 and 2011 was $9.3 million and $15.9 million, respectively.

The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $5.1 million and $15.1 million, respectively. Additionally, the intrinsic value of stock options surrendered during the six months ended June 30, 2012 was $17.9 million. The total fair value of stock options that vested during the six months ended June 30, 2012 and 2011 was $7.6 million and $5.1 million, respectively.

Note 8 Investments in Unconsolidated Affiliates

We have several unconsolidated affiliates that are integral to our operations. For a full description, refer to Note 10 – Investments in Unconsolidated Affiliates in our 2011 Annual Report.

At June 30, 2012 and December 31, 2011, our consolidated balance sheets reflect our investments in unconsolidated affiliates accounted for using the equity method totaling $165.0 million and $371.0 million, respectively. In addition, assets held for sale include investments in unconsolidated affiliates accounted for using the equity method totaling $13.7 million at June 30, 2012 and December 31, 2011.

Presented below is summarized income statement (loss) information for our unconsolidated U.S. oil and gas joint venture:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Gross revenues	$74,140	$65,840	$125,469	$103,752
Gross margin	$45,421	$52,418	$83,057	$82,817
Net income (loss)	$(282,403)	$39,217	$(409,512)	$38,491
Nabors’ earnings (losses) from our U.S. oil and gas joint venture (1)	$(140,434)	$6,216	$(202,996)	$21,376

(1)	During the three and six months ended June 30, 2012, our unconsolidated U.S. oil and gas joint venture recorded full-cost ceiling test writedowns, of which our proportionate share was $145.5 million and $213.7 million, respectively. The writedowns are included in our Oil and Gas operating segment. If the average of the historical unweighted first-day-of-the-month natural gas prices for the prior 12-month periods remain at current levels or decline further through the end of the third and fourth quarters of 2012 due to price declines, there could be further reductions in our joint venture’s asset carrying value for oil and gas properties.

Note 9 Debt

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
5.375% senior notes due August 2012	$274,918	$274,604
6.15% senior notes due February 2018	968,098	967,490
9.25% senior notes due January 2019	1,125,000	1,125,000
5.00% senior notes due September 2020	697,495	697,343
4.625% senior notes due September 2021	697,787	697,667
Revolving credit facilities	910,000	860,000
Other	477	1,712

	4,673,775	4,623,816
Less: current portion	275,323	275,326

	$4,398,452	$4,348,490

5.375% Senior Notes Due August 2012

At June 30, 2012, the current portion of our long-term debt included Nabors Delaware’s 5.375% senior notes of $274.9 million. We intend to utilize cash on hand and capacity under our revolving credit facilities to meet this obligation.

Revolving Credit Facilities

At June 30, 2012, we had $490 million of remaining availability from a combined total of $1.4 billion under our existing revolving credit facilities. The existing revolving credit facilities mature in September 2014, and can be used for general corporate purposes, including capital expenditures and working capital. The weighted average interest rate on borrowings at June 30, 2012 was 1.75%. We fully and unconditionally guarantee the obligations under all of these credit facilities.

The revolving credit facilities contain various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreements at June 30, 2012 and December 31, 2011. If we should fail to perform our obligations under the covenants, the revolving credit commitments could be terminated and any outstanding borrowings under the relevant facility could be declared immediately due and payable.

Note 10 Common Shares

During the six months ended June 30, 2012, our employees exercised vested options and surrendered unexercised vested stock options to acquire 1.0 million of our common shares. We received proceeds of $15.9 million from exercised vested options and used approximately $21.0 million, the value of the unexercised vested options that were surrendered, to satisfy some of the option exercise price and related tax withholding obligations pursuant to stock option share settlements and exercises by some of the employees. During the six months ended June 30, 2011, our employees exercised vested options to acquire 1.0 million of our common shares, resulting in proceeds of $11.6 million. For each of the six months ended June 30, 2012 and 2011, we withheld .1 million of our common shares with a fair value of $2.1 million and $2.5 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

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

Shareholder Rights Plan

On July 16, 2012, the Board of Directors declared the issuance of one preferred share purchase right (a “Right”) for each Common Share issued and outstanding on July 27, 2012 (the “Record Date”) to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a Series A Junior Participating Preferred Share, par value US$0.001 per share (the “Preferred Shares”), of the Company, at a price of $70.00 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment.

Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership (including derivative positions) of 10% or more of the issued and outstanding Common Shares (or, in the event an exchange is effected in accordance with Section 24 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement) or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the issued and outstanding Common Shares (the earlier of such dates being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the Common Share certificates issued and outstanding as of the Record Date, by such Common Share certificate with a copy of the Summary of Rights attached as Exhibit C to the Rights Agreement.

The Rights are not exercisable until the Distribution Date. The Rights will expire on July 16, 2013 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company, in each case.

Note 11 Subsidiary Preferred Stock

During the three months ended June 30, 2012, dividends of $.75 million on outstanding shares of preferred stock had been declared and paid in full.

Note 12 Commitments and Contingencies

Commitments

Employment Contracts

The employment agreement for Mr. Petrello currently provides for a term through March 30, 2015, with automatic one-year extensions each April 1, unless either party gives notice of nonrenewal. In the event of Mr. Petrello’s termination without cause or constructive termination without cause, he would be entitled to receive three times the average of his base salary and annual bonus during the three fiscal years preceding the termination. If, by way of example, Mr. Petrello were terminated without cause subsequent to June 30, 2012, his payment would be approximately $31.1 million. The formula will be further reduced to two times the average stated above in April 1, 2015. In the event of his death or disability, either he or his estate would be entitled to receive within 30 days thereafter a payment of $50 million.

We do not have insurance to cover, and we have not recorded an expense or accrued a liability relating to, this potential obligation. See Note 18 Commitments and Contingencies to our 2011 Annual Report for additional discussion and description of Mr. Petrello’s employment agreement.

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

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 13 – Income Taxes to our 2011 Annual Report for additional discussion.

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

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act. The inquiry relates to transactions with and involving Panalpina, which provided freight forwarding and customs clearance services to some of our affiliates. The inquiry focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria. The Audit Committee of our Board of Directors engaged outside counsel to review some of our transactions with this vendor, received periodic updates at its regularly scheduled meetings, and the Chairman of the Audit Committee received updates between meetings as circumstances warranted. The investigation included a review of certain amounts paid to and by Panalpina in connection with obtaining permits for the temporary importation of equipment and clearance of goods and materials through customs. Both the SEC and the Department of Justice have been advised of the results of our investigation. The SEC has advised us that it concluded its review of this matter and does not intend to recommend any enforcement action against us. Although the Department of Justice has not concluded its inquiry, we do not anticipate that its final determination will have an adverse effect on the Company.

In 2009, the Court of Ouargla (in Algeria) entered a judgment of approximately $19.7 million against us related to alleged customs infractions in 2009. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court. On May 31, 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. Based upon our understanding of applicable law and precedent, we continue to believe that we will prevail. We do not believe that a loss is probable and have not accrued any amounts related to this matter. If we are ultimately required to pay a fine or judgment related to this matter, the amount of the loss could range from approximately $140,000 to $19.7 million.

In March 2011, the Court of Ouargla entered a judgment of approximately $39.1 million against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue, and is not payable pending appeal. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals has upheld the lower court’s ruling, and we have appealed the matter to the Algeria Supreme Court. While our payments were consistent with our historical operations in the country and, we believe, those of other multinational corporations there, and interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $31.1 million in excess of amounts accrued.

On September 21, 2011, we received an informal inquiry from the SEC related to perquisites and personal benefits received by the officers and directors of Nabors, including their use of non-commercial aircraft. Our Audit Committee and Board of Directors have been apprised of this inquiry and we are cooperating with the SEC. The ultimate outcome of this process cannot be determined at this time.

Nabors Industries Ltd. and its Board of Directors were sued in three separate purported shareholder derivative lawsuits filed in federal and state court in Houston, Texas. The cases were filed on November 18, 2011, January 9, 2012, and November 30, 2011, respectively, before Judges Ewing Werlein and Gray Miller in the United States

Southern District of Texas, Houston Division, and Judge Mike Miller of the 11th Judicial District Court of Harris County, Texas. As previously disclosed, the case pending before Judge Gray Miller was voluntarily dismissed on January 31, 2012. On July 30, 2012, Judge Werlein entered a final judgment, dismissing the case pending in United States Southern District of Texas finding that plaintiffs lacked standing to sue and failed to state a claim for which relief could be granted. Judge Werlein also denied the plaintiffs’ request for leave to replead their claim. The other case in the 11th Judicial District Court of Harris County, Texas remains pending. The allegations of each lawsuit were substantially similar, alleging that the members of the Board breached their fiduciary duties to the Company, wasted corporate assets, and committed oppressive conduct against the shareholders by agreeing to acquiesce to certain compensation arrangements with two senior officers of the Company, Eugene M. Isenberg and Anthony G. Petrello. The remaining lawsuit seeks relief that includes an award of monetary damages in an unspecified amount, disgorgement by Messrs. Isenberg and Petrello of allegedly excessive compensation in an unspecified amount of at least $90 million, and equitable relief to reform Nabors’ compensations practices. Nabors intends to vigorously defend the remaining lawsuit. The ultimate outcome of these lawsuits cannot be determined at this time.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2012	2013	2014	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$48,158	$60,580	$75	$—	$108,813

Note 13 Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(98,653)	$70,887	$43,965	$165,439
Less: net (income) loss attributable to noncontrolling interest	1,174	394	1,441	1,063

Adjusted income (loss) from continuing operations, net of tax – basic	(97,479)	71,281	45,406	166,502
Add: interest expense on assumed conversion of our 0.94% senior exchangeable notes, net of tax (1)	—	—	—	—

Adjusted net income (loss) from continuing operations, net of tax – diluted	(97,479)	71,281	45,406	166,502
Income (loss) from discontinued operations, net of tax	24,690	121,167	15,895	108,771

Adjusted net income (loss) attributable to Nabors	(72,789)	192,448	61,301	275,273

Earnings (losses) per share:
Basic from continuing operations	$(.34)	$.25	$.16	$.58
Basic from discontinued operations	.09	.42	.05	.38

Total Basic	$(.25)	$.67	$.21	$.96
Diluted from continuing operations	$(.34)	$.24	$.16	$.57
Diluted from discontinued operations	.09	.41	.05	.37

Total Diluted	$(.25)	$.65	$.21	$.94
Shares (denominator):
Weighted-average number of shares outstanding — basic	290,311	287,311	289,550	286,712
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	—	6,987	2,635	6,781
Assumed conversion of our 0.94% senior exchangeable notes due 2011 (1)	—	—	—	—

Weighted-average number of shares outstanding — diluted	290,311	294,298	292,185	293,493

(1)	At maturity in May 2011, we redeemed the remaining aggregate principal amount of $1.4 billion of our 0.94% senior exchangeable notes. Prior to maturity, we had purchased $1.4 billion par value of these notes in the open market for cash of $1.2 billion.

For all periods presented, the computation of diluted earnings (losses) per Nabors’ share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 17,635,173 and 5,494,895 shares during the three months ended June 30, 2012 and 2011, respectively, and 13,395,935 and 6,381,967 shares during the six months ended June 30, 2012 and 2011, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock will be included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered a participating security.

Note 14 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Accrued compensation	$145,927	$173,732
Deferred revenue	194,699	172,578
Other taxes payable	43,546	44,652
Workers’ compensation liabilities	22,645	22,645
Interest payable	97,223	99,869
Due to joint venture partners	—	6,041
Warranty accrual	7,086	5,237
Litigation reserves	26,451	23,687
Provision for termination payment	—	100,000
Current liability to discontinued operations	63,912	54,287
Professional fees	3,452	6,413
Income taxes payable	(8,539)	27,710
Current deferred tax liability	—	269
Other accrued liabilities	8,225	7,363

	$604,627	$744,483

Investment income (loss) includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012		2011
	(In thousands)
Interest and dividend income	$3,594	$1,948	$4,949		$3,773
Gains (losses) on investments, net (1)	1,774	(2,923)	20,671	(2)	7,532	(3)

(1)	Includes net unrealized gains/(losses) of $1.4 million and $(3.4) million, during the three months ended June 30, 2012 and 2011, respectively, and $7.4 million and $(6.7) million during the six months ended June 30, 2012 and 2011, respectively, from our trading securities.
(2)	Includes $12.5 million realized gain related to debt securities in addition to unrealized gains discussed above.
(3)	Includes $12.9 million realized gain related to one of our overseas fund investments classified as long-term investments, partially offset by unrealized losses discussed above.

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$5,962	$(959)	$4,180	$134
Litigation expenses	4,996	4,007	5,536	9,926
Foreign currency transaction losses (gains)	2,710	998	2,255	446
Losses (gains) on derivative instruments	(551)	(350)	(1,013)	(861)
Losses (gains) on debt extinguishment	—	—	—	58
Other losses (gains)	297	652	616	804

	$13,414	$4,348	$11,574	$10,507

Note 15 Segment Information

The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Operating revenues and earnings (losses) from unconsolidated affiliates from continuing operations: (1)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$494,371	$404,984	$990,068	$783,552
U.S. Offshore	71,978	40,284	141,093	70,738
Alaska	32,416	32,336	94,709	73,651
Canada	92,390	87,974	284,683	260,417
International	304,622	265,231	611,087	527,708
Other Rig Services (2)	228,614	155,246	470,372	272,035

Subtotal Drilling and Rig Services (3)	1,224,391	986,055	2,592,012	1,988,101
Completion and Production Services:
U.S. Land Well-servicing	214,005	164,140	423,706	314,396
Pressure Pumping	387,663	265,930	785,699	523,789

Subtotal Completion and Production Services	601,668	430,070	1,209,405	838,185
Oil and Gas (4)	(140,434)	6,216	(202,996)	21,376
Other reconciling items (5)	(82,828)	(69,391)	(173,867)	(104,870)

Total	$1,602,797	$1,352,950	$3,424,554	$2,742,792

Adjusted income (loss) derived from operating activities from continuing operations: (1)(6)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$126,532	$99,231	$258,113	$179,326
U.S. Offshore	9,924	(1,059)	17,656	(5,036)
Alaska	8,895	8,288	36,315	19,307
Canada	(3,718)	(2,512)	45,569	36,480
International	16,401	35,851	37,539	71,348
Other Rig Services (2)	28,179	13,946	58,025	22,290

Subtotal Drilling and Rig Services (3)	186,213	153,745	453,217	323,715
Completion and Production Services:
U.S. Land Well-servicing	28,599	16,526	50,487	27,649
Pressure Pumping	46,144	43,888	111,004	87,603

Subtotal Completion and Production Services	74,743	60,414	161,491	115,252
Oil and Gas (7)	5,066	6,216	10,716	21,376
Other reconciling items (8)	(35,609)	(42,887)	(73,825)	(75,282)

Total adjusted income derived from operating activities	230,413	177,488	551,599	385,061
Full-cost ceiling test writedowns	(145,500)	—	(213,712)	—
Interest expense	(63,459)	(63,755)	(126,113)	(137,721)
Investment income (loss)	5,368	(975)	25,620	11,305
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(13,414)	(4,348)	(11,574)	(10,507)
Impairments and other charges	(147,503)	—	(147,503)	—

Income (loss) from continuing operations before income taxes	(134,095)	108,410	78,317	248,138
Income tax expense (benefit)	(36,192)	36,773	32,852	81,199
Subsidiary preferred stock dividend	750	750	1,500	1,500

Income (loss) from continuing operations, net of tax	(98,653)	70,887	43,965	165,439
Income (loss) from discontinued operations, net of tax	24,690	121,167	15,895	108,771

Net income (loss)	(73,963)	192,054	59,860	274,210
Less: Net income (loss) attributable to noncontrolling interest	1,174	394	1,441	1,063

Net income (loss) attributable to Nabors	$(72,789)	$192,448	$61,301	$275,273

	June 30, 2012	December 31, 2011
	(In thousands)
Total assets:
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$3,487,357	$3,216,803
U.S. Offshore	445,956	402,506
Alaska	272,956	288,253
Canada	837,694	962,239
International	3,713,632	3,702,611
Other Rig Services (2)	677,803	720,775

Subtotal Drilling and Rig Services (9)	9,435,398	9,293,187
Completion and Production Services:
U.S. Well-servicing	840,616	812,049
Pressure Pumping	1,477,427	1,503,298

Subtotal Completion and Production Services	2,318,043	2,315,347
Oil and Gas (10)	582,981	796,327
Other reconciling items (8)	507,050	507,279

Total assets	$12,843,472	$12,912,140

(1)	All periods present the operating activities of our wholly owned oil and gas business in the United States, Canada and Colombia, including equity interests in joint ventures in Canada and Colombia, as well as our aircraft logistics operations in Canada as discontinued operations.
(2)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other companies that are not aggregated into a reportable operating segment.
(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $6.1 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively, and $4.2 million for the six months ended June 30, 2011.
(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(140.4) million and $6.2 million for the three months ended June 30, 2012 and 2011, respectively, and $(203.0) million and $21.4 million for the six months ended June 30, 2012 and 2011, respectively.
(5)	Represents the elimination of inter-segment transactions.
(6)	Adjusted income (loss) derived from operating activities is computed by subtracting direct costs, general and administrative expenses, and depreciation and amortization from Operating revenues and then adding Earnings (losses) from unconsolidated affiliates (excluding our proportionate share of full-cost ceiling test writedowns recorded by our oil and gas joint venture). These amounts should not be used as a substitute for those amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.
(7)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $5.1 million (excluding $145.5 million, which represents our proportionate share of full-cost ceiling test writedowns by our oil and gas joint venture) and $6.2 million for the three months ended June 30, 2012 and 2011, respectively, and $10.7 million (excluding $213.7 million, which represents our proportionate share of full-cost ceiling test writedowns by our oil and gas joint venture) and $21.4 million, for the six months ended June 30, 2012 and 2011, respectively.
(8)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.
(9)	Includes $70.9 million and $76.9 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2012 and December 31, 2011, respectively.
(10)	Includes $94.1 million and $294.1 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2012 and December 31, 2011, respectively.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, statements of income (loss) and statements of other comprehensive income for the three and six months ended June 30, 2012 and 2011, and statements of cash flows for the six months ended June 30, 2012 and 2011, of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	June 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$828	$6,946	$312,624	$—	$320,398
Short-term investments	—	—	134,784	—	134,784
Assets held for sale	—	—	396,413	—	396,413
Accounts receivable, net	—	—	1,607,422	—	1,607,422
Inventory	—	—	259,943	—	259,943
Deferred income taxes	—	—	70,288	—	70,288
Other current assets	50	671	185,201	—	185,922

Total current assets	878	7,617	2,966,675	—	2,975,170
Long-term investments and other receivables	—	—	5,452	—	5,452
Property, plant and equipment, net	—	39,042	8,865,282	—	8,904,324
Goodwill	—	—	471,913	—	471,913
Intercompany receivables	169,994	—	537,881	(707,875)	—
Investment in unconsolidated affiliates	5,549,273	6,165,994	1,604,915	(13,155,179)	165,003
Other long-term assets	—	29,688	291,922	—	321,610

Total assets	$5,720,145	$6,242,341	$14,744,040	$(13,863,054)	$12,843,472

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$274,918	$405	$—	$275,323
Trade accounts payable	86	23	606,462	—	606,571
Accrued liabilities	2,024	97,305	505,298	—	604,627

Total current liabilities	2,110	372,246	1,112,165	—	1,486,521
Long-term debt	—	4,398,381	71	—	4,398,452
Other long-term liabilities	—	32,132	294,070	—	326,202
Deferred income taxes	—	11,319	822,888	—	834,207
Intercompany payable	—	336,350	371,525	(707,875)	—

Total liabilities	2,110	5,150,428	2,600,719	(707,875)	7,045,382

Subsidiary preferred stock	—	—	69,188	—	69,188

Shareholders’ equity	5,718,035	1,091,913	12,063,266	(13,155,179)	5,718,035
Noncontrolling interest	—	—	10,867	—	10,867

Total equity	5,718,035	1,091,913	12,074,133	(13,155,179)	5,728,902

Total liabilities and equity	$5,720,145	$6,242,341	$14,744,040	$(13,863,054)	$12,843,472

	December 31, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$203	$21	$398,351	$—	$398,575
Short-term investments	—	—	140,914	—	140,914
Assets held for sale	—	—	401,500	—	401,500
Accounts receivable, net	—	—	1,576,555	—	1,576,555
Inventory	—	—	272,852	—	272,852
Deferred income taxes	—	—	127,874	—	127,874
Other current assets	50	671	169,323	—	170,044

Total current assets	253	692	3,087,369	—	3,088,314
Long-term investments and other receivables	—	—	11,124	—	11,124
Property, plant and equipment, net	—	40,792	8,589,154	—	8,629,946
Goodwill	—	—	501,258	—	501,258
Intercompany receivables	164,760	—	537,881	(702,641)	—
Investment in unconsolidated affiliates	5,429,029	6,084,868	1,843,654	(12,986,530)	371,021
Other long-term assets	—	32,037	278,440	—	310,477

Total assets	$5,594,042	$6,158,389	$14,848,880	$(13,689,171)	$12,912,140

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$274,604	$722	$—	$275,326
Trade accounts payable	42	23	782,688	—	782,753
Accrued liabilities	6,185	100,101	638,197	—	744,483

Total current liabilities	6,227	374,728	1,421,607	—	1,802,562
Long-term debt	—	4,297,500	50,990	—	4,348,490
Other long-term liabilities	—	32,303	260,454	—	292,757
Deferred income taxes	—	11,221	786,705	—	797,926
Intercompany payable	—	379,400	323,241	(702,641)	—

Total liabilities	6,227	5,095,152	2,842,997	(702,641)	7,241,735

Subsidiary preferred stock	—	—	69,188	—	69,188

Shareholders’ equity	5,587,815	1,063,237	11,923,293	(12,986,530)	5,587,815
Noncontrolling interest	—	—	13,402	—	13,402

Total equity	5,587,815	1,063,237	11,936,695	(12,986,530)	5,601,217

Total liabilities and equity	$5,594,042	$6,158,389	$14,848,880	$(13,689,171)	$12,912,140

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$1,737,114	$—	$1,737,114
Earnings (losses) from unconsolidated affiliates	—	—	(134,317)	—	(134,317)
Earnings (losses) from consolidated affiliates	(70,408)	(35,150)	(61,938)	167,496	—
Investment income (loss)	—	16	5,352	—	5,368
Intercompany interest income	—	17,078	—	(17,078)	—

Total revenues and other income	(70,408)	(18,056)	1,546,211	150,418	1,608,165

Costs and other deductions:
Direct costs	—	—	1,123,256	—	1,123,256
General and administrative expenses	2,022	50	131,899	(359)	133,612
Depreciation and amortization	—	903	260,113	—	261,016
Interest expense	—	68,268	(4,809)	—	63,459
Intercompany interest expense	—	—	17,078	(17,078)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	359	(546)	13,242	359	13,414
Impairments and other charges	—	—	147,503	—	147,503

Total costs and other deductions	2,381	68,675	1,688,282	(17,078)	1,742,260

Income (loss) from continuing operations before income taxes	(72,789)	(86,731)	(142,071)	167,496	(134,095)
Income tax expense (benefit)	—	(19,085)	(17,107)	—	(36,192)
Subsidiary preferred stock dividend	—	—	750	—	750

Income (loss) from continuing operations, net of tax	(72,789)	(67,646)	(125,714)	167,496	(98,653)
Income (loss) from discontinued operations, net of tax	—	—	24,690	—	24,690

Net income (loss)	(72,789)	(67,646)	(101,024)	167,496	(73,963)
Less: Net (income) loss attributable to noncontrolling interest	—	—	1,174	—	1,174

Net income (loss) attributable to Nabors	$(72,789)	$(67,646)	$(99,850)	$167,496	$(72,789)

	Three Months Ended June 30, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$1,343,642	$—	$1,343,642
Earnings (losses) from unconsolidated affiliates	—	—	9,308	—	9,308
Earnings (losses) from consolidated affiliates	195,770	18,971	(7,481)	(207,260)	—
Investment income (loss)	1	68	(1,044)	—	(975)
Intercompany interest income	—	17,405	—	(17,405)	—

Total revenues and other income	195,771	36,444	1,344,425	(224,665)	1,351,975

Costs and other deductions:
Direct costs	—	—	827,450	—	827,450
General and administrative expenses	3,120	49	120,005	(204)	122,970
Depreciation and amortization	—	871	224,171	—	225,042
Interest expense	—	69,059	(5,304)	—	63,755
Intercompany interest expense	—	—	17,405	(17,405)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	203	(344)	4,285	204	4,348

Total costs and other deductions	3,323	69,635	1,188,012	(17,405)	1,243,565

Income (loss) from continuing operations before income taxes	192,448	(33,191)	156,413	(207,260)	108,410
Income tax expense (benefit)	—	(19,300)	56,073	—	36,773
Subsidiary preferred stock dividend	—	—	750	—	750

Income (loss) from continuing operations, net of tax	192,448	(13,891)	99,590	(207,260)	70,887
Income (loss) from discontinued operations, net of tax	—	—	121,167	—	121,167

Net income (loss)	192,448	(13,891)	220,757	(207,260)	192,054
Less: Net (income) loss attributable to noncontrolling interest	—	—	394	—	394

Net income (loss) attributable to Nabors	$192,448	$(13,891)	$221,151	$(207,260)	$192,448

	Six Months Ended June 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$3,627,540	$—	$3,627,540
Earnings (losses) from unconsolidated affiliates	—	—	(202,986)	—	(202,986)
Earnings (losses) from consolidated affiliates	65,471	19,377	(33,576)	(51,272)	—
Investment income (loss)	—	16	25,604	—	25,620
Intercompany interest income	—	34,010	—	(34,010)	—

Total revenues and other income	65,471	53,403	3,416,582	(85,282)	3,450,174

Costs and other deductions:
Direct costs	—	—	2,308,072	—	2,308,072
General and administrative expenses	3,549	190	266,841	(622)	269,958
Depreciation and amortization	—	1,805	506,832	—	508,637
Interest expense	—	136,436	(10,323)	—	126,113
Intercompany interest expense	—	—	34,010	(34,010)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	621	(979)	11,310	622	11,574
Impairments and other charges	—	—	147,503	—	147,503

Total costs and other deductions	4,170	137,452	3,264,245	(34,010)	3,371,857

Income (loss) from continuing operations before income taxes	61,301	(84,049)	152,337	(51,272)	78,317
Income tax expense (benefit)	—	(38,268)	71,120	—	32,852
Subsidiary preferred stock dividend	—	—	1,500	—	1,500

Income (loss) from continuing operations, net of tax	61,301	(45,781)	79,717	(51,272)	43,965
Income (loss) from discontinued operations, net of tax	—	—	15,895	—	15,895

Net income (loss)	61,301	(45,781)	95,612	(51,272)	59,860
Less: Net (income) loss attributable to noncontrolling interest	—	—	1,441	—	1,441

Net income (loss) attributable to Nabors	$61,301	$(45,781)	$97,053	$(51,272)	$61,301

	Six Months Ended June 30, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$2,717,210	$—	$2,717,210
Earnings (losses) from unconsolidated affiliates	—	—	25,582	—	25,582
Earnings (losses) from consolidated affiliates	281,564	78,864	22,177	(382,605)	—
Investment income (loss)	4	68	11,233	—	11,305
Intercompany interest income	—	36,089	—	(36,089)	—

Total revenues and other income	281,568	115,021	2,776,202	(418,694)	2,754,097

Costs and other deductions:
Direct costs	—	—	1,668,558	—	1,668,558
General and administrative expenses	5,993	90	233,140	(302)	238,921
Depreciation and amortization	—	1,742	448,510	—	450,252
Interest expense	—	146,408	(8,687)	—	137,721
Intercompany interest expense	—	—	36,089	(36,089)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	302	(808)	10,711	302	10,507

Total costs and other deductions	6,295	147,432	2,388,321	(36,089)	2,505,959

Income (loss) from continuing operations before income taxes	275,273	(32,411)	387,881	(382,605)	248,138
Income tax expense (benefit)	—	(41,172)	122,371	—	81,199
Subsidiary preferred stock dividend	—	—	1,500	—	1,500

Income (loss) from continuing operations, net of tax	275,273	8,761	264,010	(382,605)	165,439
Income (loss) from discontinued operations, net of tax	—	—	108,771	—	108,771

Net income (loss)	275,273	8,761	372,781	(382,605)	274,210
Less: Net (income) loss attributable to noncontrolling interest	—	—	1,063	—	1,063

Net income (loss) attributable to Nabors	$275,273	$8,761	$373,844	$(382,605)	$275,273

Condensed Consolidating Statements of Other Comprehensive Income

	Three Months Ended June 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Net income (loss) attributable to Nabors	$(72,789)	$(67,646)	$(99,850)	$167,496	$(72,789)
Other comprehensive income (loss), before tax
Translation adjustment attributable to Nabors	(19,659)	52	(19,606)	19,554	(19,659)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(5,008)	(52)	(5,061)	5,113	(5,008)
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(19)	—	(19)	19	(19)

Unrealized gains (losses) on marketable securities	(5,027)	(52)	(5,080)	5,132	(5,027)
Defined benefit pension plans:
Pension liability amortization	260	260	520	(780)	260
Pension liability adjustment	—	—	—	—	—

Defined benefit pension plans	260	260	520	(780)	260
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	191	191	191	(382)	191

Other comprehensive income (loss), before tax	(24,235)	451	(23,975)	23,524	(24,235)
Income tax expense related to items of other comprehensive income (loss)	140	140	220	(360)	140

Other comprehensive income (loss), net of tax	(24,375)	311	(24,195)	23,884	(24,375)

Comprehensive income (loss)	(97,164)	(67,335)	(124,045)	191,380	(97,164)
Net income (loss) attributable to noncontrolling interest	(1,174)	—	(1,174)	1,174	(1,174)
Translation adjustment to noncontrolling interest	(216)	—	(216)	216	(216)

Comprehensive income (loss) attributable to noncontrolling interest	(1,390)	—	(1,390)	1,390	(1,390)

Comprehensive income (loss) attributable to Nabors	$(98,554)	$(67,335)	$(125,435)	$192,770	$(98,554)

	Three Months Ended June 30, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Net income (loss) attributable to Nabors	$192,448	$(13,891)	$221,151	$(207,260)	$192,448
Other comprehensive income (loss), before tax
Translation adjustment attributable to Nabors	7,910	97	8,007	(8,104)	7,910
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(11,192)	18	(11,174)	11,156	(11,192)
Less: reclassification adjustment for (gains)/losses included in net income (loss)	2	—	2	(2)	2

Unrealized gains (losses) on marketable securities	(11,190)	18	(11,172)	11,154	(11,190)
Defined benefit pension plans:
Pension liability amortization	149	149	296	(445)	149
Pension liability adjustment	—	—	—	—	—

Defined benefit pension plans	149	149	296	(445)	149
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	190	190	190	(380)	190

Other comprehensive income (loss), before tax	(2,941)	454	(2,679)	2,225	(2,941)
Income tax expense related to items of other comprehensive income (loss)	124	124	189	(313)	124

Other comprehensive income (loss), net of tax	(3,065)	330	(2,868)	2,538	(3,065)

Comprehensive income (loss)	189,383	(13,561)	218,283	(204,722)	189,383
Net income (loss) attributable to noncontrolling interest	(394)	—	(394)	394	(394)
Translation adjustment to noncontrolling interest	95	—	95	(95)	95

Comprehensive income (loss) attributable to noncontrolling interest	(299)	—	(299)	299	(299)

Comprehensive income (loss) attributable to Nabors	$189,084	$(13,561)	$217,984	$(204,423)	$189,084

	Six Months Ended June 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Net income (loss) attributable to Nabors	$61,301	$(45,781)	$97,053	$(51,272)	$61,301
Other comprehensive income (loss), before tax
Translation adjustment attributable to Nabors	(2,392)	(1)	(2,392)	2,392	(2,393)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	7,215	11	7,226	(7,237)	7,215
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(12,484)	(10,288)	(22,772)	33,060	(12,484)

Unrealized gains (losses) on marketable securities	(5,269)	(10,277)	(15,546)	25,823	(5,269)
Defined benefit pension plans:
Pension liability amortization	519	519	1,040	(1,558)	520
Pension liability adjustment	—	—	—	—	—

Defined benefit pension plans	519	519	1,040	(1,558)	520
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	382	382	382	(764)	382

Other comprehensive income (loss), before tax	(6,760)	(9,377)	(16,516)	25,893	(6,760)
Income tax expense related to items of other comprehensive income (loss)	(3,584)	(3,584)	(7,288)	10,872	(3,584)

Other comprehensive income (loss), net of tax	(3,176)	(5,793)	(9,228)	15,021	(3,176)

Comprehensive income (loss)	58,125	(51,574)	87,825	(36,251)	58,125
Net income (loss) attributable to noncontrolling interest	(1,441)	—	(1,441)	1,441	(1,441)
Translation adjustment to noncontrolling interest	27	—	27	(27)	27

Comprehensive income (loss) attributable to noncontrolling interest	(1,414)	—	(1,414)	1,414	(1,414)

Comprehensive income (loss) attributable to Nabors	$56,711	$(51,574)	$86,411	$(34,837)	$56,711

	Six Months Ended June 30, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Net income (loss) attributable to Nabors	$275,273	$8,761	$373,844	$(382,605)	$275,273
Other comprehensive income (loss), before tax
Translation adjustment attributable to Nabors	39,349	76	39,426	(39,502)	39,349
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(4,884)	185	(4,697)	4,512	(4,884)
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(1)	—	(1)	1	(1)

Unrealized gains (losses) on marketable securities	(4,885)	185	(4,698)	4,513	(4,885)
Defined benefit pension plans:
Pension liability amortization	300	300	598	(898)	300
Pension liability adjustment	—	—	—	—	—

Defined benefit pension plans	300	300	598	(898)	300
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	381	381	381	(762)	381

Other comprehensive income (loss), before tax	35,145	942	35,707	(36,649)	35,145
Income tax expense related to items of other comprehensive income (loss)	306	306	493	(799)	306

Other comprehensive income (loss), net of tax	34,839	636	35,214	(35,850)	34,839

Comprehensive income (loss)	310,112	9,397	409,058	(418,455)	310,112
Net income (loss) attributable to noncontrolling interest	(1,063)	—	(1,063)	1,063	(1,063)
Translation adjustment to noncontrolling interest	452	—	452	(452)	452

Comprehensive income (loss) attributable to noncontrolling interest	(611)	—	(611)	611	(611)

Comprehensive income (loss) attributable to Nabors	$309,501	$9,397	$408,447	$(417,844)	$309,501

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Net cash provided by (used for) operating activities	$7,762	$(93,075)	$809,750	$(12,500)	$711,937

Cash flows from investing activities:
Purchases of investments	—	—	(795)	—	(795)
Sales and maturities of investments	—	—	25,517	—	25,517
Cash paid for acquisition of businesses, net	—	—	—	—	—
Capital expenditures	—	—	(967,861)	—	(967,861)
Proceeds from sales of assets and insurance claims	—	—	116,923	—	116,923
Cash paid for investments in consolidated affiliates	—	—	—	—	—

Net cash provided by (used for) investing activities	—	—	(826,216)	—	(826,216)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(2,060)	—	(2,060)
Proceeds from revolving credit facilities	—	200,000	—	—	200,000
Proceeds from issuance of common shares	(5,066)	—	—	—	(5,066)
Debt issuance costs	—	—	(1,235)	—	(1,235)
Reduction in long-term debt	—	—	—	—	—
Paydown of revolving credit facilities	—	(100,000)	(50,000)	—	(150,000)
Purchase of restricted stock	(2,071)	—	—	—	(2,071)
Tax benefit related to share-based awards	—	—	(36)	—	(36)
Proceeds from parent contributions	—	—	(12,500)	12,500	—

Net cash (used for) provided by financing activities	(7,137)	100,000	(65,831)	12,500	39,532
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,430)	—	(3,430)

Net (decrease) increase in cash and cash equivalents	625	6,925	(85,727)	—	(78,177)
Cash and cash equivalents, beginning of period	203	21	398,351	—	398,575

Cash and cash equivalents, end of period	$828	$6,946	$312,624	$—	$320,398

	Six Months Ended June 30, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Net cash provided by (used for) operating activities	$1,044	$256,452	$612,406	$—	$869,902

Cash flows from investing activities:
Purchases of investments	—	—	(7,945)	—	(7,945)
Sales and maturities of investments	—	—	20,622	—	20,622
Cash paid for acquisition of businesses, net	—	—	—	—	—
Investment in unconsolidated affiliates	—	—	(29,762)	—	(29,762)
Distribution of proceeds from asset sales from unconsolidated affiliates	—	—	119,207	—	119,207
Capital expenditures	—	—	(1,003,245)	—	(1,003,245)
Proceeds from sales of assets and insurance claims	—	—	102,067	—	102,067
Cash paid for investments in consolidated affiliates	(19,300)	—	—	19,300	—

Net cash provided by (used for) investing activities	(19,300)	—	(799,056)	19,300	(799,056)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	11,203	—	11,203
Proceeds from issuance of common shares	11,623	—	(1)	—	11,622
Proceeds from revolving credit facilities	—	1,150,000	50,000		1,200,000
Debt issuance costs	—	(2,188)	—	—	(2,188)
Reduction in long-term debt	—	(1,404,247)	—	—	(1,404,247)
Repurchase of equity component of convertible debt	—	(14)	—	—	(14)
Purchase of restricted stock	(2,527)	—	—	—	(2,527)
Tax benefit related to share-based awards	—	(1)	43	—	42
Proceeds from parent contributions	—	—	19,300	(19,300)	—

Net cash (used for) provided by financing activities	9,096	(256,450)	80,545	(19,300)	(186,109)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,383	—	2,383

Net (decrease) increase in cash and cash equivalents	(9,160)	2	(103,722)	—	(112,880)
Cash and cash equivalents, beginning of period	10,847	20	630,835	—	641,702

Cash and cash equivalents, end of period	$1,687	$22	$527,113	$—	$528,822

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of June 30, 2012, and the related consolidated statements of income and other comprehensive income for the three-month and six-month periods ended June 30, 2012 and June 30, 2011 and the consolidated statements of cash flows and of changes in equity for the six-month periods ended June 30, 2012 and June 30, 2011. This interim financial information is the responsibility of the Company’s management.

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

August 3, 2012

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

The majority of our business is conducted through our Drilling and Rig Services and our Completion and Production Services business lines. Our Drilling and Rig Services business line includes our drilling operations for oil and natural gas wells, on land and offshore, and companies engaged in drilling technology, top drive manufacturing, directional drilling, construction services, and rig instrumentation and software. Our Completion and Production Services business line includes our well-servicing, fluid logistics, workover operations and our pressure pumping services. In addition to these two primary business lines, we have an Oil and Gas operating segment. Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment, or in discontinued operations in some cases.

The magnitude of customer spending on new and existing wells is the primary driver of our business. Our customers’ spending is determined principally by their internally generated cash flow and to a lesser extent by joint venture arrangements and funding from the capital markets. In our Drilling and Rig Services business lines, operations have traditionally been driven by natural gas prices, but the majority of current activity is being driven by the price of oil and natural gas liquids from unconventional reservoirs (shales). In our Completion and Production Services business line, operations are primarily driven by oil prices. The Henry Hub natural gas spot price (per Bloomberg) averaged $3.06 per thousand cubic feet (mcf) during the 12-month period ended June 30, 2012, down from $4.16 per mcf average during the prior 12 months. West Texas intermediate spot crude oil prices (per Bloomberg) averaged $94.91 per barrel for the 12 months ended June 30, 2012, up from $89.41 per barrel average during the preceding 12 months.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended June 30, 2012 totaled $1.6 billion, representing an increase of $249.8 million, or 18%, as compared to the three months ended June 30, 2011, and $3.4 billion for the six months ended June 30, 2012, representing an increase of $681.8 million, or 25%, as compared to the six months ended June 30, 2011. Adjusted income derived from operating activities for the three and six months ended June 30, 2012 totaled $230.4 million and $551.6 million, respectively, representing increases of 30% and 43%, respectively, compared to the three and six months ended June 30, 2011. Net income (loss) from continuing operations for the three and six months ended June 30, 2012 totaled $(98.7) million ($(.34) per diluted share) and $44.0 million ($.16 per diluted share), respectively, representing decreases of 239% and 73%, respectively, compared to the three and six months ended June 30, 2011.

During the three and six months ended June 30, 2012, our net income (loss) from continuing operations was negatively impacted as a result of charges arising from oil and gas full-cost ceiling test writedowns and other impairments. Earnings (losses) from unconsolidated affiliates includes full-cost ceiling test writedowns of $68.2 million and $145.5 million, respectively, for the first and second quarters of 2012, representing our proportionate share of the writedowns. Net income (loss) from continuing operations was further negatively impacted as a result of impairments and other charges, which included $75.0 million to impair an intangible asset related to the Superior trade name, a provision for the retirement of long-lived assets totaling $46.2 million in multiple operating segments and goodwill impairment totaling $26.3 million.

Excluding these charges, our operating results improved as a result of increased demand for our services and products due to increased drilling activity in oil- and liquids-rich shale plays and increased well-servicing activity in the U.S. and Canada. This has more than offset the drop in demand from gas-related plays.

The lower price environment for natural gas has reduced activity in our gas-driven markets and is adversely impacting our pressure pumping business as the reduced activity has created a sooner than anticipated oversupply of pumping equipment. Directionally, similar forces are at work on land drilling in gas-driven markets but to a lesser degree. We anticipate a protracted weak spot market in pressure pumping operations and flat to slightly lower industry rig activity throughout 2012. While the U.S. Land Drilling and Pressure Pumping operating segments face these headwinds, we expect healthy operations in our remaining segments for the remainder of the year. The key factors supporting our views are:

•

The current term contracts in both our Lower 48 Land Drilling and Pressure Pumping operating segments, combined with new and contracted rig deployments in 2012, will mitigate to a degree the continued reduction in gas drilling activity arising from weaker natural gas pricing;

•	The increased activity expected in our International operations throughout the year as the result of new contracts for rig deployments in international markets; and

•	An expected gradual improvement in our U.S. Offshore results as the pace of permit issuance improves and contribution from a new platform construction project increases throughout 2012.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages and rig activity)
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations: (1)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$494,371	$404,984	$89,387	22%	$990,068	$783,552	$206,516	26%
U.S. Offshore	71,978	40,284	31,694	79%	141,093	70,738	70,355	99%
Alaska	32,416	32,336	80	0%	94,709	73,651	21,058	29%
Canada	92,390	87,974	4,416	5%	284,683	260,417	24,266	9%
International	304,622	265,231	39,391	15%	611,087	527,708	83,379	16%
Other Rig Services(2)	228,614	155,246	73,368	47%	470,372	272,035	198,337	73%

Subtotal Drilling and Rig Services (3)	1,224,391	986,055	238,336	24%	2,592,012	1,988,101	603,911	30%
Completion and Production Services:
U.S. Land Well-servicing	214,005	164,140	49,865	30%	423,706	314,396	109,310	35%
Pressure Pumping	387,663	265,930	121,733	46%	785,699	523,789	261,910	50%

Subtotal Completion and Production Services	601,668	430,070	171,598	40%	1,209,405	838,185	371,220	44%
Oil and Gas (4)	(140,434)	6,216	(146,650)	n/m (5)	(202,996)	21,376	(224,372)	n/m (5)
Other reconciling items (6)	(82,828)	(69,391)	(13,437)	(19%)	(173,867)	(104,870)	(68,997)	(66%)

Total	$1,602,797	$1,352,950	$249,847	18%	$3,424,554	$2,742,792	$681,762	25%

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages and rig activity)
Adjusted income (loss) derived from operating activities from continuing operations: (1)(7)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$126,532	$99,231	$27,301	28%	$258,113	$179,326	$78,787	44%
U.S. Offshore	9,924	(1,059)	10,983	n/m (5)	17,656	(5,036)	22,692	451%
Alaska	8,895	8,288	607	7%	36,315	19,307	17,008	88%
Canada	(3,718)	(2,512)	(1,206)	(48%)	45,569	36,480	9,089	25%
International	16,401	35,851	(19,450)	(54%)	37,539	71,348	(33,809)	(47%)
Other Rig Services(2)	28,179	13,946	14,233	102%	58,025	22,290	35,735	160%

Subtotal Drilling and Rig Services (3)	186,213	153,745	32,468	21%	453,217	323,715	129,502	40%
Completion and Production Services:
U.S. Land Well-servicing	28,599	16,526	12,073	73%	50,487	27,649	22,838	83%
Pressure Pumping	46,144	43,888	2,256	5%	111,004	87,603	23,401	27%

Subtotal Completion and Production Services	74,743	60,414	14,329	24%	161,491	115,252	46,239	40%
Oil and Gas (8)	5,066	6,216	(1,150)	(19%)	10,716	21,376	(10,660)	(50%)
Other reconciling items (9)	(35,609)	(42,887)	7,278	17%	(73,825)	(75,282)	1,457	2%

	$230,413	$177,488	$52,925	30%	$551,599	$385,061	$166,538	43%
Full-cost ceiling test writedowns	(145,500)	—	(145,500)	(100%)	(213,712)	—	(213,712)	(100%)
Interest expense	(63,459)	(63,755)	296	0%	(126,113)	(137,721)	11,608	8%
Investment income (loss)	5,368	(975)	6,343	651%	25,620	11,305	14,315	127%
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(13,414)	(4,348)	(9,066)	(209%)	(11,574)	(10,507)	(1,067)	(10%)
Impairment and other charges	(147,503)	—	(147,503)	(100%)	(147,503)	—	(147,503)	(100%)

Income (loss) from continuing operations before income taxes	(134,095)	108,410	(242,505)	(224%)	78,317	248,138	(169,821)	(68%)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages and rig activity)
Income tax expense (benefit)	(36,192)	36,773	(72,965)	(198%)	32,852	81,199	(48,347)	(60%)
Subsidiary preferred stock dividend	750	750	—	0%	1,500	1,500	—	0%

Income (loss) from continuing operations, net of tax	(98,653)	70,887	(169,540)	(239%)	43,965	165,439	(121,474)	(73%)
Income (loss) from discontinued operations, net of tax	24,690	121,167	(96,477)	(80%)	15,895	108,771	(92,876)	(85%)

Net income (loss)	(73,963)	192,054	(266,017)	(139%)	59,860	274,210	(214,350)	(78%)
Less: Net (income) loss attributable to noncontrolling interest	1,174	394	780	198%	1,441	1,063	378	36%

Net income (loss) attributable to Nabors	$(72,789)	$192,448	$(265,237)	(138%)	$61,301	$275,273	$(213,972)	(78%)

Rig Activity:
Rig Years: (10)
U.S. Lower 48 Land Drilling	217.9	194.2	23.7	12%	218.4	191.0	27.4	14%
U.S. Offshore	14.0	9.4	4.6	49%	13.0	8.7	4.3	49%
Alaska	4.4	4.5	(.1)	(2%)	6.3	4.9	1.4	29%
Canada	20.3	22.5	(2.2)	(10%)	34.5	36.1	(1.6)	(4%)
International (11)	120.9	102.8	18.1	18%	119.3	101.2	18.1	18%

Total rig years (3)	377.5	333.4	44.1	13%	391.5	341.9	49.6	15%
Rig Hours: (12)
U.S. Land Well-servicing	220,304	195,949	24,355	12%	433,330	383,530	49,800	13%
Canada Well-servicing	35,710	29,254	6,456	22%	92,754	82,408	10,346	13%

Total rig hours	256,014	225,203	30,811	14%	526,084	465,938	60,146	13%

(1)	All periods present the operating activities of our wholly owned oil and gas business in the United States, Canada and Colombia, including equity interests in joint ventures in Canada and Colombia, as well as our aircraft logistics operations in Canada as discontinued operations.
(2)	Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other companies that are not aggregated into a reportable operating segment.
(3)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $6.1 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively, and $4.2 million for the six months ended June 30, 2011.
(4)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(140.4) million and $6.2 million for the three months ended June 30, 2012 and 2011, respectively, and $(203.0) million and $21.4 million for the six months ended June 30, 2012 and 2011, respectively.
(5)	This number is so large that it is meaningless.
(6)	Represents the elimination of inter-segment transactions.
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
(8)	Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $5.1 million (excluding our proportionate share of the full-cost ceiling test writedowns totaling $145.5 million) and $6.2 million for the three months ended June 30, 2012 and 2011, respectively, and $10.7 million (excluding our proportionate share of the full-cost ceiling test writedowns totaling $213.7 million) and $21.4 million for the six months ended June 30, 2012 and 2011, respectively.
(9)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.
(10)	Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.
(11)	International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years and 2.0 years during the three months ended June 30, 2012 and 2011, respectively, and 2.5 years and 2.0 years during the six months ended June 30, 2012 and 2011, respectively.
(12)	Rig hours represents the number of hours that our well-servicing rig fleet operated during the specified periods.

Segment Results of Operations

Drilling and Rig Services

Our Drilling and Rig Services operations contain one or more of the following operations: drilling on land and offshore, drilling technology, top drive manufacturing, directional drilling, construction services, and rig instrumentation and software.

U.S. Lower 48 Land Drilling. The results of operations for this segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages and rig activity)
Operating revenues	$494,371	$404,984	$89,387	22%	$990,068	$783,552	$206,516	26%
Adjusted income derived from operating activities	$126,532	$99,231	$27,301	28%	$258,113	$179,326	$78,787	44%
Rig years	217.9	194.2	23.7	12%	218.4	191.0	27.4	14%

Operating results increased during the three and six months ended June 30, 2012 compared to the corresponding 2011 periods primarily due to higher average day rates and increased drilling activity, driven by deployment of rigs into oil-rich shale areas. The increase was partially offset by an increase in operating costs associated with drilling activity, as well as higher depreciation expense related to new rigs placed into service during the past year.

U.S. Offshore. The results of operations for this segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages and rig activity)
Operating revenues	$71,978	$40,284	$31,694	79%	$141,093	$70,738	$70,355	99%
Adjusted income derived from operating activities	$9,924	$(1,059)	$10,983	n/m (1)	$17,656	$(5,036)	$22,692	451%
Rig years	14.0	9.4	4.6	49%	13.0	8.7	4.3	49%

(1)	The number is so large that it is meaningless.

Operating results increased during the three and six months ended June 30, 2012 compared to the corresponding 2011 periods resulting primarily from higher utilization for the MODS® rigs, SuperSundownerTM platform rigs, and workover jackup rigs, as well as from profits related to a major construction project. Demand for our rigs has increased substantially as operators have obtained permits for drilling operations in the Gulf of Mexico, the issuance of which had been subject to lengthy delays since the Macondo blowout in the Gulf of Mexico in mid-2010.

Alaska. The results of operations for this segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages and rig activity)
Operating revenues	$32,416	$32,336	$80	0%	$94,709	$73,651	$21,058	29%
Adjusted income derived from operating activities	$8,895	$8,288	$607	7%	$36,315	$19,307	$17,008	88%
Rig years	4.4	4.5	(.1)	(2%)	6.3	4.9	1.4	29%

The increase in operating results during the three and six months ended June 30, 2012 compared to the corresponding 2011 periods was due to higher average dayrates and increased drilling activity, driven primarily by an overall increase in winter exploration activity in the first and second quarters of 2012.

Canada. The results of operations for this segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages and rig activity)
Operating revenues	$92,390	$87,974	$4,416	5%	$284,683	$260,417	$24,266	9%
Adjusted income (loss) derived from operating activities	$(3,718)	$(2,512)	$(1,206)	(48%)	$45,569	$36,480	$9,089	25%
Rig years	20.3	22.5	(2.2)	(10%)	34.5	36.1	(1.6)	(4%)
Rig hours	35,710	29,254	6,456	22%	92,754	82,408	10,346	13%

Operating revenues increased during the three and six months ended June 30, 2012 as compared to the corresponding 2011 periods as a result of an overall increase in drilling rates and production services activity. Drilling average dayrates in 2012, particularly in Western Canada, driven by renewed interest in oil exploration, are supported by strong oil commodity prices. The production services hourly rates during the three and six months ended June 30, 2012 are in line with the corresponding 2011 periods. Adjusted income derived from operating activities decreased during the three months ended June 30, 2012 as compared to the 2011 corresponding quarter as a result of lower drilling margins resulting from higher costs.

International. The results of operations for this segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages and rig activity)
Operating revenues and Earnings from unconsolidated affiliates	$304,622	$265,231	$39,391	15%	$611,087	$527,708	$83,379	16%
Adjusted income derived from operating activities	$16,401	$35,851	$(19,450)	(54%)	$37,539	$71,348	$(33,809)	(47%)
Rig years	120.9	102.8	18.1	18%	119.3	101.2	18.1	18%

Operating revenues and Earnings from unconsolidated affiliates increased during the three and six months ended June 30, 2012 as compared to the corresponding 2011 periods as a result of an increase in the utilization of our overall rig fleet, partially offset by lower margins. Adjusted income derived from operating activities decreased during the three and six months ended June 30, 2012 as compared to the corresponding 2011 periods primarily due to decreases in average dayrates and lower utilization of our jackup rigs in Saudi Arabia, lower offshore activity in Congo, and lower margins in Iraq.

Other Rig Services. The results of operations for this segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages)
Operating revenues and Earnings from unconsolidated affiliates	$228,614	$155,246	$73,368	47%	$470,372	$272,035	$198,337	73%
Adjusted income derived from operating activities	$28,179	$13,946	$14,233	102%	$58,025	$22,290	$35,735	160%

Operating results for our Canrig business increased during the three and six months ended June 30, 2012 as compared to the corresponding 2011 periods primarily due to increased demand in the United States and Canada drilling markets. Our operating results reflect higher third-party rental of capital equipment and higher sales of RIGWATCHTM software and ROCKITTM directional drilling systems, as well as higher top-drive rental sales.

Additionally, operating results increased for our construction and rig-moving business in Alaska during the three and six months ended June 30, 2012 as compared to the corresponding 2011 periods primarily due to an overall increase in the 2012 winter exploration activity. The increases were partially offset by decreased demand for our directional drilling business. Operating costs in the U.S. remained consistent with 2011 levels, while operating costs in Canada decreased during the first half of 2012.

Completion and Production Services

Our Completion and Production Services operations contain one or more of the following operations in the U.S. and Canada: well-servicing, fluid logistics, workover operations and pressure pumping services.

U.S. Land Well-servicing. The results of operations for this segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages and rig activity)
Operating revenues	$214,005	$164,140	$49,865	30%	$423,706	$314,396	$109,310	35%
Adjusted income derived from operating activities	$28,599	$16,526	$12,073	73%	$50,487	$27,649	$22,838	83%
Rig hours	220,304	195,949	24,355	12%	433,330	383,530	49,800	13%

Operating results increased during the three and six months ended June 30, 2012 compared to the corresponding 2011 periods primarily due to an increase in rig and truck utilization facilitated by capital invested over the past few years to increase our rig and truck fleets as well as frac tanks. Higher equipment utilization and price improvements were driven primarily by sustained higher oil prices.

Pressure Pumping. The results of operations for this segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages and rig activity)
Operating revenues	$387,663	$265,930	$121,733	46%	$785,699	$523,789	$261,910	50%
Adjusted income derived from operating activities	$46,144	$43,888	$2,256	5%	$111,004	$87,603	$23,401	27%

Operating results increased during the three and six months ended June 30, 2012 compared to the corresponding 2011 periods primarily due to the increased levels of fracturing activity and associated increase in our assets deployed in the major producing areas in the United States.

Oil and Gas. The results from our U.S. oil and gas unconsolidated affiliate were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)			2012	2011	Increase/ (Decrease)
	(In thousands, except percentages)
Earnings (losses) from unconsolidated affiliate	$(140,434)	$6,216	$(146,650)	n/m	(1)	$(202,996)	$21,376	$(224,372)	n/m	(1)
Adjusted income derived from operating activities	$5,066	$6,216	$(1,150)	(19%)		$10,716	$21,376	$(10,660)	(50%)

(1)	The number is so large that it is meaningless.

Earnings (losses) from unconsolidated affiliate decreased during the three and six months ended June 30, 2012 compared to the corresponding 2011 periods primarily as a result of full-cost ceiling test writedowns during the first quarter and second quarters of 2012, of which our proportionate share totaled $68.2 million and $145.5 million, respectively. Excluding the writedowns, the operating results for this same joint venture decreased during the first half of 2012 as compared to 2011 due to sustained lower natural gas prices. Adjusted income derived from operating activities excludes the impact of the full-cost ceiling test writedowns for the three and six months ended June 30, 2012. There were no such writedowns during the six months ended June 30, 2011.

Discontinued Operations

Our condensed statements of income (loss) from discontinued oil and gas operations for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages)
Operating revenues and Earnings from unconsolidated affiliate
Oil and Gas	$2,919	$9,397	$(6,478)	(69%)	$6,220	$20,816	$(14,596)	(70%)
Other Rig Services(1)	$5,554	$7,245	$(1,691)	(23%)	$10,416	$11,839	$(1,423)	(12%)

Income (loss) from discontinued operations, net of tax
Oil and Gas	$31,764	$122,296	$(90,532)	(74%)	$23,962	$111,420	$(87,458)	(78%)
Other Rig Services(1)	$(7,074)	$(1,129)	$(5,945)	(527%)	$(8,067)	$(2,649)	$(5,418)	(205%)

(1)	Represents our aircraft logistics operations in Canada included in our Other Rig Services operating segment.

In April 2012, we sold our remaining wholly owned oil and gas business in Colombia to an unrelated third party for a cash purchase price of $72.6 million, which resulted in a pre-tax gain of approximately $48.5 million. These assets were included in our assets held for sale as part of our Oil and Gas operating segment.

In May 2012, we sold some of our U.S. wholly owned oil and gas business in the Fayetteville Shale, Floyd Shale, and Barnett Shale areas to unrelated third parties for cumulative cash receipts of $5.7 million, which did not result in any gain or loss. These assets were included in our assets held for sale as part of our Oil and Gas operating segment. Based on current market conditions and our assessment of the sales price, we adjusted the carrying value of our U.S. wholly owned oil and gas business by $7.2 million in the second quarter of 2012 to reflect their estimated sales price or current fair value.

Based on current market conditions and our assessment of the sales price, we adjusted the carrying value of our aircraft logistics assets by $5.2 million in the second quarter of 2012 to reflect their estimated sales price or current fair value.

OTHER FINANCIAL INFORMATION

General and administrative expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
			(In thousands, except percentages)
General and administrative expenses	$133,612	$122,970	$10,642	9%	$269,958	$238,921	$31,037	13%
General and administrative expenses as a percentage of operating revenues	7.7%	9.2%	(1.5%)	(16%)	7.4%	8.8%	(1.4%)	(16%)

General and administrative expenses increased during the three and six months ended June 30, 2012 compared to the corresponding 2011 periods primarily as a result of increases in wages to support a higher headcount as a result of increased operations for a majority of our operating segments. As a percentage of operating revenues, general and administrative expenses decreased from the 2012 periods to corresponding periods of 2011.

Depreciation and amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages)
Depreciation and amortization expense	$261,016	$225,042	$35,974	16%	$508,637	$450,252	$58,385	13%

Depreciation and amortization expense increased during the three and six months ended June 30, 2012 compared to the corresponding 2011 periods primarily as a result of the incremental depreciation expense from (i) newly constructed rigs recently placed into service, (ii) additional completion and production services assets and (iii) rig upgrades and other capital expenditures made during 2011 and 2012.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages)
Interest expense	$63,459	$63,755	$(296)	(.5%)	$126,113	$137,721	$(11,608)	(8.4%)

Interest expense decreased during the three and six months ended June 30, 2012 compared to the corresponding 2011 periods primarily as a result of the redemption in May 2011 of $1.4 billion 0.94% senior exchangeable notes. The decrease was partially offset by additional interest related to our August 2011 issuance of 4.625% senior notes due September 2021 and interest on amounts outstanding on our revolving credit facilities.

Investment income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages)
Investment income (loss)	$5,368	$(975)	$6,343	651%	$25,620	$11,305	$14,315	127%

Investment income for the three months ended June 30, 2012 included (i) net unrealized gains of $1.4 million from our trading securities, (ii) interest and dividend income of $3.6 million from our cash, other short-term and long-term investments and (iii) realized gains of $.4 million from other long-term investments.

Investment income for the six months ended June 30, 2012 included (i) a $12.5 million realized gain related to the sale of some of our debt securities, (ii) net unrealized gains of $7.4 million from our trading securities, (iii) interest and dividend income of $5.0 million from our cash, other short-term and long-term investments and (iv) realized gains of $.7 million from other long-term investments.

Investment loss for the three months ended June 30, 2011 included unrealized losses of $3.4 million from our trading securities, partially offset by interest and dividend income of $2.0 million from our cash, other short-term and long-term investments and realized gains of $.5 million from other long-term investments.

Investment income for the six months ended June 30, 2011 included (i) a $12.9 million realized gain recorded in the first quarter of 2011 relating to one of our overseas fund investments classified as long-term investments, (ii) $1.3 million realized gains from other long-term investments and (iii) $3.8 million interest and dividend income from our cash, other short-term and long-term investments. Investment income was partially offset by net unrealized losses of $6.7 million from our trading securities.

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages)
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$(13,414)	$(4,348)	$(9,066)	(209%)	$(11,574)	$(10,507)	$(1,067)	(10%)

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three and six months ended June 30, 2012 was primarily comprised of net losses on sales and retirements of long-lived assets of approximately $6.0 million and $4.2 million, respectively, and net increases to our litigation reserves of $5.0 million and $5.5 million, respectively.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three and six months ended June 30, 2011 was primarily comprised of net increases to our litigation reserves of $4.0 million and $9.9 million, respectively.

Impairments and other charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
	(In thousands, except percentages)
Impairments and other charges	$147,503	$—	$147,503	100%	$147,503	$—	$147,503	100%

The amount of impairments and other charges for the three and six months ended June 30, 2012 included: (i) $26.3 million from goodwill impairment associated with our U.S. Offshore and International reporting units, (ii) $75.0 million related to the impairment of the Superior trade name, and (iii) $46.2 million for a provision for retirement of long-lived assets in our Canada, U.S. Well-servicing and Pressure Pumping Operating Segments.

The impairment of goodwill related to our U.S. Offshore and International reporting units. As of June 30, 2012, these reporting units had no recorded goodwill. The impairments were deemed necessary due to the prolonged uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico as well as our international markets.

The Superior trade name was initially classified as a ten-year intangible asset at the date of acquisition in September 2010. The impairment is a result of the decision to cease using the Superior trade name to reduce confusion in the marketplace and enhance the Nabors brand.

Our provision for retirement of long-lived assets included (i) $15.1 million to Canada operations for functionally obsolete or inoperable rigs, (ii) $4.6 million to our U.S. Well-servicing operations for assets that would require significant repair to return to work and (iii) $26.5 million to our Pressure Pumping operations for non-core assets as we streamline our business lines and consolidate our Pressure Pumping and U.S. Well-servicing segments into one business line, Nabors Completion and Production Services. As a result, we decided to retire these assets. As we continue to streamline our lines of business, there could be future retirement or impairment charges, which could have a potential impact on our future operating results. In addition, a prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

For additional information on the foregoing, see Note 2 – Summary of Significant Accounting Policies and Note 3 – Impairments and Other Charges.

Income tax rate

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Increase/ (Decrease)		2012	2011	Increase/ (Decrease)
Effective income tax rate from continuing operations	27%	34%	(7%)	(21%)	42%	33%	9%	27%

While our effective income tax rate during the three and six months ended June 30, 2012 fluctuates substantially when compared to the corresponding 2011 periods, the fluctuations are primarily a result of the proportion of income generated in the United States during each of these periods. Income generated in the United States is generally taxed at a higher rate than that of other jurisdictions.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the six months ended June 30, 2012 and 2011.

Operating Activities. Net cash provided by operating activities totaled $711.9 million during the six months ended June 30, 2012 compared to net cash provided by operating activities of $869.9 million during the corresponding 2011 period. Net cash provided by operating activities is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, impairments and other charges, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $871.5 million and $680.2 million for the six months ended June 30, 2012 and 2011, respectively. Additionally, changes in working capital items such as increases or decreases in receivables or payables can be a significant factor in the determination of operating cash flows. Changes in working capital items used $159.6 million and provided $189.7 million, respectively, in cash flows for the six months ended June 30, 2012 and 2011.

Investing Activities. Net cash used for investing activities totaled $826.2 million during the six months ended June 30, 2012 compared to net cash used for investing activities of $799.1 million during the corresponding 2011 period. The primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2012 and 2011, we used cash for capital expenditures totaling $967.9 million and $1.0 billion, respectively.

During the six months ended June 30, 2012, cash of $116.9 million was provided in proceeds from sales of assets and recoveries from insurance claims. During the six months ended June 30, 2012, cash of $25.5 million was provided from sales of investments. Additionally during the six months ended June 30, 2011, we received a distribution of $119.2 million from an unconsolidated affiliate related to proceeds they received from the sale of some of their oil and gas assets. During the six months ended June 30, 2011, we provided cash of $29.8 million to our unconsolidated affiliates.

Financing Activities. Net cash provided by financing activities totaled $39.5 million during the six months ended June 30, 2012 and consists primarily of amounts drawn from our revolving credit facilities. Net cash used for financing activities was $186.1 million during the corresponding 2011 period. During the six months ended June 30, 2011, we used $1.2 billion in proceeds from our revolving credit facilities to redeem $1.4 billion of our 0.94% senior exchangeable notes.

Future Cash Requirements

In August 2012, Nabors Delaware’s 5.375% senior notes totaling $275.0 million are due. We intend to utilize cash on hand and capacity under our revolving credit facilities to meet this obligation.

We expect capital expenditures over the next 12 months to approximate $1.2 billion. We had outstanding purchase commitments of approximately $.8 billion at June 30, 2012, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, pressure pumping and well-servicing equipment that we own and operate. We can reduce the planned expenditures if necessary, or increase them if market conditions and new business opportunities warrant it.

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

Our discontinued operations include our contracts with pipeline companies include pipeline transmission commitments in the Horn River Basin. During the year ended December 31, 2011, we evaluated current production levels, natural gas prices and the anticipated sales cycle related to the sale of properties corresponding to these commitments. As a result, we recorded liabilities for excess pipeline capacity. Our consolidated balance sheets included current liabilities related to discontinued operations of $63.9 million and $54.3 million that were included in accrued liabilities and noncurrent liabilities related to discontinued operations of $35.3 million and $71.4 million that were included in other long-term liabilities at June 30, 2012 and December 31, 2011, respectively. These amounts represent our best estimate of the excess capacity of the pipeline, based upon the estimated sales date of the properties, as compared to the contractual commitments. Our commitments beyond December 31, 2013 could approximate $265.4 million if the related properties are not sold or developed. Decreases in actual production, natural gas prices or a change in the estimated sales date could result in future charges related to excess capacity of the pipeline that may materially impact our results of operations.

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

See Note 18 – Commitments and Contingencies in our 2011 Annual Report for discussion of commitments and contingencies relating to (i) our employment agreement with Mr. Petrello that could result in a cash payment of $50 million by the Company if his employment were terminated in the event of his death or disability or a cash payment of approximately $31.1 million if his employment were terminated without cause or in the event of a change in control and (ii) off-balance sheet arrangements (including guarantees).

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are operating cash flows, cash and cash equivalents, short-term and long-term investments and availability under our various revolving credit facilities. As of June 30, 2012, we had cash and short-term investments of $455.2 million and working capital of $1.5 billion. We also had $490 million of availability remaining from a combined total of $1.4 billion under revolving credit facilities. As of December 31, 2011, we had cash and short-term investments of $539.5 million and working capital of $1.3 billion.

During the three months ended June 30, 2012, we sold our remaining wholly owned oil and gas business in Colombia and some of our U.S. wholly owned oil and gas business for cumulative cash receipts of $78.3 million.

We had seven letter-of-credit facilities with various banks as of June 30, 2012. Availability under these facilities as of June 30, 2012 was as follows:

(In thousands)
Credit available	$290,900
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	73,714

Remaining availability	$217,186

Our revolving credit facilities contain various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain the net funded indebtedness to total capitalization ratio, as defined in each agreement, at certain levels. We were in compliance with all covenants under the agreement at June 30, 2012.

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by Fitch Ratings, Moody’s Investors Service and Standard & Poor’s and our historical ability to access those markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon purchase of our notes, payment of other debt and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. A credit downgrade may impact our ability to access credit markets.

Our gross funded debt to capital ratio was 0.42:1 as of June 30, 2012 and 0.43:1 as of December 31, 2011. Our net funded debt to capital ratio was 0.40:1 as of each June 30, 2012 and December 31, 2011.

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

Our interest coverage ratio was 8.6:1 as of June 30, 2012 and 8.1:1 as of December 31, 2011. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) income (loss) from continuing operations, net of tax, net income (loss) attributable to noncontrolling interest, interest expense, subsidiary preferred stock dividends, depreciation and amortization, income tax expense (benefit) and our proportionate share of writedowns from our unconsolidated oil and gas joint venture less investment income (loss) divided by (y) the sum of cash interest expense and subsidiary preferred stock dividends. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

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

The Company’s management, with the participation of the Company’s Chairman, President and Chief Executive Officer and its Principal Accounting and Financial Officer (the “reviewing officers”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the reviewing officers have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or furnishes under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the Company’s management, including the reviewing officers, as appropriate to allow timely decisions regarding required disclosure.

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

Refer to Note 12 Commitments and Contingencies for discussion of previously disclosed litigation contingencies.

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2012 to the “Risk Factors” discussed in our 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2012 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

(In thousands, except average price paid per share)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 – April 30, 2012	18	$15.91	—	—
May 1 – May 31, 2012	<1	$14.74	—	—
June 1 – June 30, 2012	1	$12.93	—	—

(1)	Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with grants of stock under our 1996, 1998 and 2003 Employee Stock Plans and our 1999 Stock Option Plan for Non-Employee Directors. Each plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose.
(2)	We currently do not intend to make further purchases of our common shares under the share repurchase program that was authorized by the Board of Directors in July 2006.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in Nabors Industries Ltd.’s Registration Statement on Form S-4 (Registration No. 333-76198) filed with the Commission on May 10, 2002, as amended).

3.2	Amended and Restated Bye-laws of Nabors Industries Ltd.*

4.1	Rights Agreement, dated July 16, 2012 between Nabors Industries Ltd. and Computershare Trust Company, N.A., as Rights Agent, including the Form of Certificate of Designations of Series A Junior Participating Preferred Shares, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares, respectively attached thereto as Exhibits A, B and C (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on July 17, 2012).

15	Awareness Letter of Independent Accountants*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer*

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer (furnished herewith).

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

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

Date: August 3, 2012