Form 10-Q
period 2012-09-30
NABORS INDUSTRIES LTD
filed 2012-11-02
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of common shares, par value $.001 per share, outstanding as of October 31, 2012 was 290,383,841.

NABORS INDUSTRIES LTD.  AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$471,562	$398,575
Short-term investments	148,001	140,914
Assets held for sale	404,234	401,500
Accounts receivable, net	1,529,232	1,576,555
Inventory	257,158	272,852
Deferred income taxes	111,673	127,874
Other current assets	211,789	170,044
Total current assets	3,133,649	3,088,314
Long-term investments and other receivables	5,301	11,124
Property, plant and equipment, net	8,894,084	8,629,946
Goodwill	472,462	501,258
Investment in unconsolidated affiliates	70,172	371,021
Other long-term assets	348,893	310,477
Total assets	$12,924,561	$12,912,140
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$389	$275,326
Trade accounts payable	560,641	782,753
Accrued liabilities	573,636	744,483
Total current liabilities	1,134,666	1,802,562
Long-term debt	4,678,896	4,348,490
Other long-term liabilities	448,418	292,758
Deferred income taxes	737,269	797,925
Total liabilities	6,999,249	7,241,735

Commitments and contingencies (Note 12)
Subsidiary preferred stock	69,188	69,188

Equity:
Shareholders’ equity:
Common shares, par value $.001 per share:
Authorized common shares 800,000; issued 318,797 and 317,042, respectively	319	317
Capital in excess of par value	2,332,387	2,287,743
Accumulated other comprehensive income	362,480	321,264
Retained earnings	4,093,321	3,956,364
Less: treasury shares, at cost, 28,414 and 29,414 common shares, respectively	(944,627)	(977,873)
Total shareholders’ equity	5,843,880	5,587,815
Noncontrolling interest	12,244	13,402
Total equity	5,856,124	5,601,217
Total liabilities and equity	$12,924,561	$12,912,140

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenues and other income:
Operating revenues	$1,766,419	$1,608,504	$5,393,959	$4,325,714
Earnings (losses) from unconsolidated affiliates	(99,527)	33,723	(302,513)	59,305
Investment income (loss)	7,224	727	32,844	12,032
Total revenues and other income	1,674,116	1,642,954	5,124,290	4,397,051
Costs and other deductions:
Direct costs	1,136,198	1,019,412	3,444,270	2,687,970
General and administrative expenses	131,887	119,431	401,845	358,352
Depreciation and amortization	269,597	234,085	778,234	684,337
Interest expense	63,604	58,060	189,717	195,781
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	10,263	(11,607)	21,837	(1,100)
Impairments and other charges	—	98,072	147,503	98,072
Total costs and other deductions	1,611,549	1,517,453	4,983,406	4,023,412
Income (loss) from continuing operations before income taxes	62,567	125,501	140,884	373,639
Income tax expense (benefit):
Current	50,979	19,676	111,683	47,214
Deferred	(54,980)	17,885	(82,832)	71,546
Total income tax expense (benefit)	(4,001)	37,561	28,851	118,760
Subsidiary preferred stock dividend	750	750	2,250	2,250
Income (loss) from continuing operations, net of tax	65,818	87,190	109,783	252,629
Income (loss) from discontinued operations, net of tax	10,826	(12,226)	26,721	96,545
Net income (loss)	76,644	74,964	136,504	349,174
Less: Net (income) loss attributable to noncontrolling interest	(988)	(708)	453	355
Net income (loss) attributable to Nabors	$75,656	$74,256	$136,957	$349,529

Earnings (losses) per share:

Basic from continuing operations	$.22	$.30	$.38	$.88
Basic from discontinued operations	.04	(.04)	.09	.34
Total Basic	$.26	$.26	$.47	$1.22

Diluted from continuing operations	$.22	$.30	$.38	$.86
Diluted from discontinued operations	.04	(.05)	.09	.33
Total Diluted	$.26	$.25	$.47	$1.19
Weighted-average number of common shares outstanding:
Basic	290,367	287,487	289,822	286,971
Diluted	292,501	291,986	292,290	292,991

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Net income (loss) attributable to Nabors	$75,656	$74,256	$136,957	$349,529
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	31,550	(86,856)	29,157	(47,507)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	13,667	(21,150)	20,882	(26,034)
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(1,523)	(4)	(14,007)	(5)
Unrealized gains/(losses) on marketable securities	12,144	(21,154)	6,875	(26,039)
Pension liability amortization	260	151	780	451
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	166	191	548	572
Other comprehensive income (loss), before tax	44,120	(107,668)	37,360	(72,523)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(272)	68	(3,856)	374
Other comprehensive income (loss), net of tax	44,392	(107,736)	41,216	(72,897)
Comprehensive income (loss) attributable to Nabors	120,048	(33,480)	178,173	276,632
Net income (loss) attributable to noncontrolling interest	988	708	(453)	(355)
Translation adjustment attributable to noncontrolling interest	390	(912)	417	(460)
Comprehensive income (loss) attributable to noncontrolling interest	1,378	(204)	(36)	(815)
Comprehensive income (loss)	$121,426	$(33,684)	$178,137	$275,817

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income (loss) attributable to Nabors	$136,957	$349,529
Adjustments to net income (loss):
Depreciation and amortization	778,393	686,820
Depletion and other exploratory expenses	223	31,949
Deferred income tax expense (benefit)	(81,116)	61,566
Deferred financing costs amortization	3,256	4,000
Pension liability amortization and adjustments	779	450
Discount amortization on long-term debt	1,467	26,546
Amortization of loss on hedges	602	695
Impairments and other charges	162,450	98,072
Losses (gains) on long-lived assets, net	7,016	(40,636)
Losses (gains) on investments, net	(27,773)	(8,567)
Losses (gains) on debt retirement, net	—	58
Losses (gains) on derivative instruments	103	267
Gain on acquisition	—	(12,178)
Share-based compensation	13,541	17,249
Foreign currency transaction losses (gains), net	5,054	743
Gain on sale of oil and gas operations	(48,486)	—
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	302,512	(135,844)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	46,973	(283,082)
Inventory	10,900	(76,913)
Other current assets	(47,086)	(2,623)
Other long-term assets	(26,743)	79,770
Trade accounts payable and accrued liabilities	(221,252)	331,633
Income taxes payable	10,576	(466)
Other long-term liabilities	65,699	(20,904)
Net cash provided by operating activities	1,094,045	1,108,134
Cash flows from investing activities:
Purchases of investments	(949)	(9,567)
Sales and maturities of investments	30,111	24,580
Cash paid for acquisition of businesses, net	—	(55,459)
Investment in unconsolidated affiliates	—	(54,762)
Distribution of proceeds from asset sales from unconsolidated affiliates	—	142,984
Capital expenditures	(1,221,769)	(1,532,597)
Proceeds from sales of assets and insurance claims	128,432	110,535
Net cash used for investing activities	(1,064,175)	(1,374,286)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(1,748)	5,074
Proceeds from issuance of long-term debt	—	697,578
Proceeds from revolving credit facilities	710,000	1,300,000
Proceeds from issuance of common shares	(4,007)	12,175
Debt issuance costs	—	(6,065)
Reduction in long-term debt	(276,232)	(1,404,271)
Paydown of revolving credit facilities	(380,000)	(700,000)
Repurchase of equity component of convertible debt	—	(12)
Purchase of restricted stock	(2,071)	(2,579)
Tax benefit related to share-based awards	(54)	185
Net cash provided by (used for) financing activities	45,888	(97,915)
Effect of exchange rate changes on cash and cash equivalents	(2,771)	(2,174)
Net increase (decrease) in cash and cash equivalents	72,987	(366,241)
Cash and cash equivalents, beginning of period	398,575	641,702
Cash and cash equivalents, end of period	$471,562	$275,461

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital
			in	Accumulated
	Common Shares		Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2011	317,042	$317	$2,287,743	$321,264	$3,956,364	$(977,873)	$13,402	$5,601,217
Net income (loss)					136,957		(453)	136,504
Comprehensive income (loss), net of tax				41,216			417	41,633
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	1,111	1	(4,008)					(4,007)
Capital contribution from forgiveness of liability, net of tax			62,734					62,734
Issuance of treasury shares, net of tax benefit			(25,496)			33,246		7,750
Other			(2,126)				(1,122)	(3,248)
Share-based compensation	644	1	13,540					13,541
Balances, September 30, 2012	318,797	$319	$2,332,387	$362,480	$4,093,321	$(944,627)	$12,244	$5,856,124

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital
			in	Accumulated
	Common Shares		Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
Balances, December 31, 2010	315,034	$315	$2,255,787	$342,052	$3,707,881	$(977,873)	$14,701	$5,342,863
Net income (loss)					349,529		(355)	349,174
Comprehensive income, net of tax				(72,897)			(460)	(73,357)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	1,006	1	12,174					12,175
Other	882	1	(2,407)				(2,159)	(4,565)
Share-based compensation			17,249					17,249
Balances, September 30, 2011	316,922	$317	$2,282,803	$269,155	$4,057,410	$(977,873)	$11,727	$5,643,539

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

Nabors is the largest land drilling contractor in the world and one of the largest land well-servicing and workover contractors in the United States and Canada:

•    We actively market approximately 521 land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada, South and Central America, Mexico, the Middle East, the Far East, the South Pacific, Russia and Africa.

•    We actively market approximately 431 rigs for land well-servicing and workover work in the United States and approximately 176 rigs for land well-servicing and workover work in Canada.

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

The majority of our business is conducted through two business lines:

•                  Our Drilling and Rig Services business line includes our drilling operations for oil and natural gas wells, on land and offshore, and companies engaged in drilling technology, top drive manufacturing, directional drilling, construction services, and rig instrumentation and software.

•                  Our Completion and Production Services business line includes our well-servicing, fluid logistics, workover operations and our pressure pumping services.

In addition to these two primary business lines, we have an Oil and Gas operating segment.  Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment, or in discontinued operations in some cases.

Unless the context requires otherwise, references in this report and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “us,” “our,” the “Company” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”).

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  Certain reclassifications have been made to the prior periods to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows.  Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”).  In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2012, the results of our operations and other comprehensive income for the three and nine months ended September 30, 2012 and 2011, and cash flows and changes in equity for the nine months ended September 30, 2012 and 2011, in accordance with GAAP.  Interim results for the three and nine months ended September 30, 2012 may not be indicative of results that will be realized for the full year ending December 31, 2012.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method.  Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss), and our investment in these entities is included in both investment in unconsolidated affiliates and assets held for sale in our consolidated balance sheets. The portion of such investments included in investments in unconsolidated affiliates totaled $70.2 million and $371.0 million as of September 30, 2012 and December 31, 2011, respectively.  At each of September 30, 2012 and December 31, 2011, the portion of such investments included in assets held for sale totaled $13.7 million.  See Note 4 — Discontinued Operations for additional information.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Raw materials	$148,323	$133,480
Work-in-progress	45,959	50,951
Finished goods	62,876	88,421
	$257,158	$272,852

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

The carrying amounts and change of goodwill for our operating segments as of and for the nine months ended September 30, 2012 were as follows:

	Balance as of December 31, 2011	Acquisitions and Purchase Price Adjustments	Disposals and Impairments		Cumulative Translation Adjustment	Balance as of September 30, 2012
	(In thousands)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$30,154	$—	$—		$—	$30,154
U.S. Offshore	7,296	—	7,296	(1)	—	—
Alaska	19,995	—	—		—	19,995
International	18,983	—	18,983	(1)	—	—
Other Rig Services	34,766	—	3,035	(2)	518	32,249
Subtotal Drilling and Rig Services	111,194	—	29,314		518	82,398
Completion and Production Services:
U.S. Land Well-servicing	55,072	—	—		—	55,072
Pressure Pumping	334,992	—	—		—	334,992
Subtotal Completion and Production Services	390,064	—	—		—	390,064
Total	$501,258	$—	$29,314		$518	$472,462

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

Note 3 Impairments and Other Charges

Impairments and other charges included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Goodwill impairment	$—	$—	$26,279	$—
Intangible asset impairment (1)	—	—	74,960	—
Provision for retirement of assets (2)	—	98,072	46,264	98,072
Total impairments and other charges	$—	$98,072	$147,503	$98,072

(1)          Represents $75.0 million related to the impairment of the Superior trade name. The Superior trade name was initially classified as a ten-year intangible asset at the date of acquisition in September 2010. The impairment is a result of the decision to cease using the Superior trade name to reduce confusion in the marketplace and enhance the Nabors brand.

(2)          During the second quarter of 2012, we recorded a provision for retirement of long-lived assets in multiple operating segments, including $26.5 million in Pressure Pumping, $15.1 million in Canada and $4.6 million in U.S. Land Well-servicing. The retirements in our Canada operations included functionally inoperable rigs and other drilling equipment. Our U.S. Land Well-servicing retirements included rigs and vehicles that would require significant repair to return to work. As we began the process of streamlining our operations and consolidating our Pressure Pumping and U.S. Land Well-servicing segments into one business line, Nabors Completion & Production Services, we decided to retire certain non-core assets. As we continue to streamline our lines of business, there could be future retirement or impairment charges, which could have a potential impact on our future operating results.

During the third quarter of 2011, we recorded a provision for retirement of long-lived assets in multiple operating segments including $63.2 million in U.S. Lower 48 Land Drilling, $26.1 million in International and $8.9 million in U.S. Land Well-servicing. The retirements related to the decommissioning and retirement of a jackup rig, 116 land rigs, and a number of trucks and rigs for well-servicing. These assets were deemed economically noncompetitive for the market and were dismantled for parts and scrap.

A prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

Note 4 Discontinued Operations

Assets held for sale included the following:

(In thousands)	September 30, 2012	December 31, 2011
Assets Held for Sale
Oil and Gas	$394,710	$385,414
Other Rig Services	9,524	16,086
Assets Held for Sale	$404,234	$401,500

Our condensed statements of income (loss) from discontinued operations for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates
Oil and Gas (1)	$12,859	$10,630	$19,079	$116,046
Other Rig Services (2)	$8,334	$9,341	$18,750	$21,180

Income (loss) from Oil and Gas discontinued operations:
Income (loss) from discontinued operations	$5,826	$(20,167)	$(2,095)	$42,746
Gain (loss) on sale of wholly owned assets	3,662	—	39,772	39,944
Less: income tax expense (benefit)	(1,604)	(6,189)	2,623	(14,752)
Income (loss) from Oil and Gas discontinued operations, net of tax	$11,092	$(13,978)	$35,054	$97,442

Income (loss) from Other Rig Services discontinued operations: (2)
Income (loss) from discontinued operations	$2,199	$2,336	$(3,320)	$(1,197)
Gain (loss) on sale of assets	(2,554)	—	(7,796)	—
Less: income tax expense (benefit)	(89)	584	(2,783)	(300)
Income (loss) from Other Rig Services discontinued operations, net of tax	$(266)	$1,752	$(8,333)	$(897)

(1)          Includes approximately $85 million of equity in earnings during the nine months ended September 30, 2011 for our proportionate share of Remora’s net income, inclusive of the gains recognized for asset sales during the first nine months of 2011.

(2)          Represents our aircraft logistics operations in Canada included in our Other Rig Services operating segment.

In April 2012, we sold our remaining wholly owned oil and gas business in Colombia to an unrelated third party for a cash purchase price of $72.6 million, which resulted in a pre-tax gain of approximately $48.5 million. This business was included in our assets held for sale as part of our Oil and Gas operating segment.

In May 2012, we sold some of our U.S. wholly owned oil and gas assets in the Fayetteville Shale, Floyd Shale, and Barnett Shale areas to unrelated third parties for cumulative cash receipts of $5.7 million, which did not result in any gain or loss.  In September 2012, we sold additional assets from our U.S. wholly owned oil and gas business for $7.3 million, which resulted in a gain of approximately $3.7 million. These assets were included in our assets held for sale as part of our Oil and Gas operating segment. Based on current market conditions, we adjusted the carrying value of our U.S. wholly owned oil and gas business in the second quarter of 2012 to reflect our assessment of its current fair value.

Our contracts with pipeline companies include pipeline transmission commitments in the Horn River Basin.  During the year ended December 31, 2011, we evaluated current production levels, natural gas prices and the anticipated sales cycle related to the sale of properties corresponding to these commitments.  As a result, we recorded liabilities for excess pipeline capacity. At September 30, 2012, we recorded liabilities of $92.2 million, of which $68.5 million is included in accrued liabilities and $23.7 million is included in other long-term liabilities. At December 31, 2011, we recorded liabilities of $125.7 million, of which $54.3 million is included in accrued liabilities and $71.4 million is included in other long-term liabilities. These amounts represent our best estimate of the excess capacity of the pipeline, based upon the estimated sales date of the properties, as compared to the contractual commitments. Our commitments beyond December 31, 2013 could approximate $274.8 million if the related properties are not sold or developed. Decreases in actual production, natural gas prices or a change in the estimated sales date could result in future charges related to excess capacity of the pipeline that may materially impact our results of operations.

Based on current market conditions, we adjusted the carrying value of our aircraft logistics assets by $7.8 million in 2012 to reflect our assessment of its current fair value.

Note 5 Cash and Cash Equivalents and Short-term Investments

Our cash and cash equivalents and short-term investments consisted of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$471,562	$398,575
Short-term investments:
Trading equity securities	23,242	11,600
Available-for-sale equity securities	89,689	71,433
Available-for-sale debt securities	35,070	57,881
Total short-term investments	$148,001	$140,914

Certain information related to our cash and cash equivalents and short-term investments follows:

	September 30, 2012			December 31, 2011
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
			(In thousands)
Cash and cash equivalents	$471,562	$—	$—	$398,575	$—	$—
Short-term investments:
Trading equity securities	23,242	17,517	—	11,600	5,876	—
Available-for-sale equity securities	89,689	53,798	(2,467)	71,433	33,075	—
Available-for-sale debt securities:
Commercial paper and CDs	180	—	—	1,230	—	—
Corporate debt securities	31,680	10,826	(1,919)	51,300	22,494	(2,095)
Mortgage-backed debt securities	246	15	—	309	10	—
Mortgage-CMO debt securities	1,078	12	(4)	2,547	13	(15)
Asset-backed debt securities	1,886	—	(140)	2,495	—	(238)
Total available-for-sale debt securities	35,070	10,853	(2,063)	57,881	22,517	(2,348)
Total available-for-sale securities	124,759	64,651	(4,530)	129,314	55,592	(2,348)
Total short-term investments	148,001	82,168	(4,530)	140,914	61,468	(2,348)
Total cash, cash equivalents and short-term investments	$619,563	$82,168	$(4,530)	$539,489	$61,468	$(2,348)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of September 30, 2012
	Less Than 12 Months		More Than 12 Months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Available-for-sale equity securities	$16,428	$2,467	$—	$—
Available-for-sale debt securities:
Corporate debt securities (1)	—	—	17,900	1,919
Mortgage-CMO debt securities (2)	842	3	45	1
Asset-backed debt securities (2)	—	—	1,886	140
Total available-for-sale debt securities	842	3	19,831	2,060
Total	$17,270	$2,470	$19,831	$2,060

(1)         Our unrealized loss on corporate debt securities relates to our investment in NFR Energy LLC’s 9.75% senior notes. This investment is in addition to our equity interest in NFR Energy LLC. The senior notes mature in 2017 and interest is paid semi-annually on February 15 and August 15.  We do not intend to sell this investment, and it is less likely than not that we will be required to sell it to satisfy our own cash flow and working capital requirements.  We believe that we will continue to collect all amounts due according to the contractual terms of the investment and, therefore, do not consider the decline in value of the investment to be other-than-temporary at September 30, 2012. See Note 8 Investments in Unconsolidated Affiliates for additional discussion of our equity investment.

(2)         Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities.  Each of these securities has a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered of high credit quality.  In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements.  We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other-than-temporary at September 30, 2012.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at September 30, 2012, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated Fair Value
September 30, 2012
(In thousands)
Debt securities:
Due in one year or less	$180
Due after one year through five years	17,900
Due in more than five years	16,990
Total debt securities	$35,070

Certain information regarding our debt and equity securities is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Available-for-sale:
Proceeds from sales and maturities	$3,953	$342	$23,186	$1,124
Realized gains (losses), net	1,732	2	14,007	(5)

Note 6 Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis as of September 30, 2012.  Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter.  During the three months ended September 30, 2012, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

	Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Short-term investments:
Available-for-sale equity securities — energy industry	$81,538	$8,151	$—	$89,689
Available-for-sale debt securities
Commercial paper and CDs	180	—	—	180
Corporate debt securities	—	31,680	—	31,680
Mortgage-backed debt securities	—	246	—	246
Mortgage-CMO debt securities	—	1,078	—	1,078
Asset-backed debt securities	1,886	—	—	1,886
Trading securities — energy industry	23,242	—	—	23,242
Total short-term investments	$106,846	$41,155	$—	$148,001

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

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
5.375% senior notes due August 2012	$—	$—	$274,604	$281,188
6.15% senior notes due February 2018	968,403	1,155,180	967,490	1,113,986
9.25% senior notes due January 2019	1,125,000	1,470,139	1,125,000	1,419,514
5.00% senior notes due September 2020	697,572	769,146	697,343	734,475
4.625% senior notes due September 2021	697,847	726,285	697,667	708,176
Subsidiary preferred stock	69,188	68,625	69,188	68,625
Revolving credit facilities	1,190,000	1,190,000	860,000	860,000
Other	463	463	1,712	1,712
	$4,748,473	$5,379,838	$4,693,004	$5,187,676

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of September 30, 2012, our short-term investments were carried at fair market value and included $124.8 million and

$23.2 million in securities classified as available-for-sale and trading, respectively.  As of December 31, 2011, our short-term investments were carried at fair market value and included $129.3 million and $11.6 million in securities classified as available-for-sale and trading, respectively.

Note 7 Share-Based Compensation

We have several share-based employee compensation plans, which are more fully described in Note 8 Share-Based Compensation in our 2011 Annual Report. Total share-based compensation expense, which includes both stock options and restricted stock, totaled $4.8 million and $9.0 million for the three months ended September 30, 2012 and 2011, respectively, and $13.5 million and $17.2 million for the nine months ended September 30, 2012 and 2011, respectively.  Total share-based compensation is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments.  See Note 15 — Segment Information.

During the nine months ended September 30, 2012 and 2011, we awarded 934,648 and 1,049,540 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors.  These awards had an aggregate value at their grant date of $19.4 million and $29.3 million, respectively.  The fair value of restricted stock that vested during the nine months ended September 30, 2012 and 2011 was $9.4 million and $18.6 million, respectively.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $5.7 million and $15.8 million, respectively.  Additionally, the intrinsic value of stock options surrendered during the nine months ended September 30, 2012 was $17.9 million.  The total fair value of stock options that vested during the nine months ended September 30, 2012 and 2011 was $7.6 million and $5.2 million, respectively.

Note 8 Investments in Unconsolidated Affiliates

We have several unconsolidated affiliates that are integral to our operations.  For a full description, refer to Note 10 — Investments in Unconsolidated Affiliates in our 2011 Annual Report.

At September 30, 2012 and December 31, 2011, our consolidated balance sheets reflect our investments in unconsolidated affiliates accounted for using the equity method totaling $70.2 million and $371.0 million, respectively.  In addition, assets held for sale include investments in unconsolidated affiliates accounted for using the equity method totaling $13.7 million at each of September 30, 2012 and December 31, 2011, respectively.

During each quarter of 2012 our unconsolidated U.S. oil and gas joint venture has recorded full-cost ceiling test writedowns of which we have recognized $310.0 million during the nine months ended September 30, 2012 representing our proportionate share.  The full-cost ceiling test writedowns during 2012 occurred as a result of the sustained low natural gas price environment when using the prior 12-month average natural gas price.  We recorded these writedowns against the carrying value of our investment and, as of September 30, 2012, our equity investment has been written down to a zero balance.

Presented below is summarized income statement (loss) information for our unconsolidated U.S. oil and gas joint venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Gross revenues	$91,445	$65,985	$216,914	$169,738
Gross margin	$63,462	$51,640	$146,519	$133,858
Net income (loss)	$(240,414)	$15,127	$(649,926)	$53,918
Nabors’ earnings (losses) from our U.S. oil and gas joint venture (1)	$(98,805)	$34,909	$(301,800)	$56,285

(1)         During the three and nine months ended September 30, 2012, our unconsolidated U.S. oil and gas joint venture recorded full-cost ceiling test writedowns, of which our proportionate share was $96.3 million and $310.0 million, respectively.  The writedowns are included in our Oil and Gas operating segment.

Note 9 Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
5.375% senior notes due August 2012	$—	$274,604
6.15% senior notes due February 2018	968,403	967,490
9.25% senior notes due January 2019	1,125,000	1,125,000
5.00% senior notes due September 2020	697,572	697,343
4.625% senior notes due September 2021	697,847	697,667
Revolving credit facilities	1,190,000	860,000
Other	463	1,712
	4,679,285	4,623,816
Less: current portion	389	275,326
	$4,678,896	$4,348,490

5.375% Senior Notes Due August 2012

During August 2012, we paid $282.4 million at maturity of our 5.375% senior notes, representing principal of $275.0 million and accrued interest of $7.4 million. We used cash on hand and $270 million from revolving credit facilities to pay this obligation.

Revolving Credit Facilities

At September 30, 2012, we had $310 million of remaining availability from a combined total of $1.5 billion under our existing revolving credit facilities. In September 2012, Nabors Delaware added a new lender to one of the facilities, which increased borrowing capacity to $1.5 billion. The existing revolving credit facilities mature in September 2014, and can be used for general corporate purposes, including capital expenditures and working capital. The weighted average interest rate on borrowings at September 30, 2012 was 2.08%.  We fully and unconditionally guarantee the obligations under all of these credit facilities.

The revolving credit facilities contain various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreements at September 30, 2012 and December 31, 2011. If we should fail to perform our obligations under the covenants, the revolving credit commitments could be terminated and any outstanding borrowings under the relevant facility could be declared immediately due and payable.

Note 10 Common Shares

During the nine months ended September 30, 2012, our employees exercised vested options and surrendered unexercised vested stock options to acquire 1.1 million of our common shares. We received $17.0 million relating to exercised vested options. We used approximately $21.0 million to repurchase surrendered unexercised vested options and to satisfy related tax withholding obligations pursuant to stock option share settlements and exercises by some of the employees. During the nine months ended September 30, 2011, our employees exercised vested options to acquire 1.0 million of our common shares, resulting in proceeds of $12.2 million.  For each of the nine months ended September 30, 2012 and 2011, we withheld .1 million of our common shares with a fair value of $2.1 million and $2.6 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

At December 31, 2011, accrued liabilities included a provision of $100 million for a contingent liability related to the change of our Chief Executive Officer in October 2011. In February 2012, our former Chief Executive Officer elected to forego triggering that payment. In connection with that development, we announced plans to make charitable contributions to benefit the needs of our employees and other community-based causes.  During the first quarter of 2012, we contributed one million of our treasury shares to the Nabors Charitable Foundation, a 501(c)(3) organization, in support of this objective.  We consider our former Chief Executive Officer to be a significant shareholder of the Company and, therefore, have recorded these transactions as equity. We recorded the release of the contingent liability, net of tax, through capital in excess of par as a forgiveness of liability from a beneficial owner.  We recorded the donation of the treasury shares at their weighted-average cost, net of tax, through capital in excess of par.

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

Until the Distribution Date, the Rights will be evidenced, with respect to any Common Share certificates issued and outstanding as of the Record Date, by such Common Share certificate together with a copy of a summary of rights. The Distribution Date is defined as the earlier to occur of:

(i)             10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership (including derivative positions) of 10% or more of the issued and outstanding Common Shares (or, in the event an exchange is effected in accordance with Section 24 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement); or

(ii)          10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 10% or more of the issued and outstanding Common Shares.

The Rights are not exercisable until the Distribution Date. The Rights will expire on July 16, 2013 (the “Final Expiration Date”), unless the Final Expiration Date is extended or the Rights are earlier redeemed by the Company, in each case.

Note 11 Subsidiary Preferred Stock

During the three months ended September 30, 2012, dividends of $0.75 million on outstanding shares of preferred stock were declared and paid in full.

Note 12 Commitments and Contingencies

Commitments

Employment Contract

The employment agreement for our CEO, Mr. Anthony G. Petrello, provides for a term through March 30, 2015, with automatic one-year extensions each April 1, unless either party gives notice of nonrenewal.  In the event of Mr. Petrello’s termination without cause or constructive termination without cause, he would be entitled to receive three times the average of his base salary and annual bonus during the three fiscal years preceding the termination.  If, by way of example, Mr. Petrello were terminated without cause subsequent to September 30, 2012, his payment would be approximately $31.1 million.  The formula will be reduced to two times the average stated above after April 1, 2015.  In the event of his death or disability, either he or his estate would be entitled to receive within 30 days thereafter a payment of $50 million.

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

On September 14, 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexico branch for 2003. The notice proposes to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003.  The notice also proposes to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. The amount assessed was approximately $19.8 million (including interest and penalties). Nabors and its tax advisors previously concluded that the deductions were appropriate.  NDIL’s Mexico branch took similar deductions for depreciation and labor expenses from 2004 to 2008.  On June 30, 2009, the government proposed similar assessments against the Mexico branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006.  We anticipate that a similar assessment will eventually be proposed against NDIL for 2005 through 2008 and against NDIL II for 2007 to 2010.  We believe that the potential assessments will range from $6 million to $26 million per year for the period from 2005 to 2009, and in the aggregate, would be approximately $90 million to $95 million.  Although Nabors and its tax advisors previously concluded that the deductions were appropriate for each of these years, a reserve has been recorded in accordance with GAAP. The statute of limitations for NDIL’s 2004 tax year expired.  Accordingly, during the fourth quarter of 2010, we released $7.4 million from our tax reserves, which represented the reserve recorded for that tax year. If these additional assessments were made and we ultimately did not prevail, we would be required to recognize additional tax for the amount in excess of the current reserve.

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

On July 5, 2007, we received an inquiry from the U.S. Department of Justice relating to its investigation of one of our vendors and compliance with the Foreign Corrupt Practices Act.  The inquiry relates to transactions with and involving Panalpina, which provided freight forwarding and customs clearance services to some of our affiliates.  The inquiry focused on transactions in Kazakhstan, Saudi Arabia, Algeria and Nigeria.  The Audit Committee of our Board of Directors engaged outside counsel to review some of our transactions with this vendor, received periodic updates at its regularly scheduled meetings, and the Chairman of the Audit Committee received updates between meetings as circumstances warranted.  The investigation included a review of certain amounts paid to and by Panalpina in connection with obtaining permits for the temporary importation of equipment and clearance of goods and materials through customs.  Both the SEC and the Department of Justice have been advised of the results of our investigation. The SEC has advised us in April 2012 that it concluded its review of this matter and does not intend to recommend any enforcement action against us. Although the Department of Justice has not concluded its inquiry, we do not anticipate that its final determination will have an adverse effect on the Company.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $39.1 million against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue, and is not payable pending appeal. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals has upheld the lower court’s ruling, and we have appealed the matter to the Algeria Supreme Court.  While our payments were consistent with our historical operations in the country and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $31.1 million in excess of amounts accrued.

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

The previously disclosed purported shareholder derivative lawsuits filed in 2011 and 2012 against Nabors Industries Ltd. and its Board of Directors relating to certain compensation arrangements have been dismissed.  The allegations of each lawsuit were substantially similar, alleging that the members of the Board breached their fiduciary duties, wasted corporate assets and committed oppressive conduct against shareholders by agreeing to certain compensation arrangements with two senior officers of the Company, Eugene M. Isenberg and Anthony G. Petrello.  The lawsuits sought an award of monetary damages in an unspecified amount, disgorgement by Messrs. Isenberg and Petrello of allegedly excessive compensation in an unspecified amount of at least $90 million, and reformation of Nabors’ compensation practices.  The cases were filed, respectively, before Judges Gray Miller and Ewing Werlein in the United States Southern District of Texas, Houston Division, and Judge Mike Miller of the 11th Judicial District Court of Harris County, Texas.  The case pending before Judge Gray Miller was voluntarily dismissed on January 31, 2012.  Judge Werlein entered a final judgment on July 30, 2012 dismissing the case pending in the United States Southern District of Texas, finding that plaintiffs lacked standing to sue and failed to state a claim for which relief could be granted.  Plaintiffs initially appealed Judge Werlein’s ruling to the United States Fifth Circuit Court of Appeals, but voluntarily dismissed the appeal on October 22, 2012.  Plaintiffs in the remaining state court case filed an agreed motion to dismiss with prejudice on October 22, 2012.  The Company does not anticipate any further material activity in connection with these lawsuits.

On March 9, 2012, Nabors Global Holdings II Limited (“NGH2L”) signed a contract with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company.  When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”).  The lawsuit also seeks monetary damages of up to $100 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. Nabors successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012.  On March 23, 2012, ERG filed and obtained an ex parte stay from the Supreme Court of Bermuda (Commercial Court), in a case styled as ERG Resources LLC v. Nabors Global Holdings II Limited, Case No. 2012: No. 110.  Nabors challenged the stay and, following a series of oral hearings on the matter, the Bermuda court discharged the stay by a ruling dated April 5, 2012.  Nabors completed the sale of Ramshorn’s Class A shares to a Parex affiliate on April 12, 2012, which mooted ERG’s application for a temporary injunction that was scheduled for hearing by the Texas court on April 13, 2012.  ERG retains its causes of action for monetary damages, but Nabors believes the claims are foreclosed by the terms of the agreement and are without factual or legal merit.  While Nabors intends to vigorously defend the lawsuit, the ultimate outcome of the lawsuit cannot be determined at this time.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2012	2013	2014	Thereafter	Total
		(In thousands)
Financial standby letters of credit and other financial surety instruments	$31,469	$56,657	$105	$—	$88,231

Note 13 Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$65,818	$87,190	$109,783	$252,629
Less: net (income) loss attributable to noncontrolling interest	(988)	(708)	453	355
Adjusted income (loss) from continuing operations, net of tax — basic	64,830	86,482	110,236	252,984
Add: interest expense on assumed conversion of our 0.94% senior exchangeable notes, net of tax (1)	—	—	—	—
Adjusted net income (loss) from continuing operations, net of tax — diluted	64,830	86,482	110,236	252,984
Income (loss) from discontinued operations, net of tax	10,826	(12,226)	26,721	96,545
Adjusted net income (loss) attributable to Nabors	75,656	74,256	136,957	349,529

Earnings (losses) per share:
Basic from continuing operations	$.22	$.30	$.38	$.88
Basic from discontinued operations	.04	(.04)	.09	.34
Total Basic	$.26	$.26	$.47	$1.22

Diluted from continuing operations	$.22	$.30	$.38	$.86
Diluted from discontinued operations	.04	(.05)	.09	.33
Total Diluted	$.26	$.25	$.47	$1.19

Shares (denominator):
Weighted-average number of shares outstanding — basic	290,367	287,487	289,822	286,971
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	2,134	4,499	2,468	6,020
Assumed conversion of our 0.94% senior exchangeable notes due 2011 (1)	—	—	—	—
Weighted-average number of shares outstanding — diluted	292,501	291,986	292,290	292,991

(1)       At maturity in May 2011, we redeemed the remaining aggregate principal amount of $1.4 billion of our 0.94% senior exchangeable notes. Prior to maturity, we had purchased $1.4 billion par value of these notes in the open market for cash of $1.2 billion.

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors’ common shares because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 15,010,906 and 10,271,673 shares during the three months ended September 30, 2012 and 2011, respectively, and 13,934,259 and 7,678,536 shares during the nine months ended September 30, 2012 and 2011, respectively.  In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock will be included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered a participating security.

Note 14 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Accrued compensation	$164,883	$173,732
Deferred revenue	146,051	172,578
Other taxes payable	56,574	44,652
Workers’ compensation liabilities	22,645	22,645
Interest payable	33,751	99,869
Warranty accrual	5,964	5,237
Litigation reserves	30,672	23,687
Provision for termination payment	—	100,000
Current liability to discontinued operations	68,545	54,287
Professional fees	3,892	6,413
Income taxes payable	35,551	27,710
Current deferred tax liability	—	269
Other accrued liabilities	5,108	13,404
	$573,636	$744,483

Investment income (loss) includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012		2011
		(In thousands)

Interest and dividend income	$1,160	$1,541	$6,110		$5,314
Gains (losses) on investments, net (1)	6,064	(814)	26,734	(2)	6,718	(3)

(1)          Includes net unrealized gains/(losses) of $4.2 million and $(1.4) million, during the three months ended September 30, 2012 and 2011, respectively, and $11.6 million and $(8.1) million during the nine months ended September 30, 2012 and 2011, respectively, from our trading securities.

(2)          Includes $14.0 million of realized gain related to debt securities in addition to unrealized gains discussed above.

(3)          Includes $12.9 million of realized gain related to one of our overseas fund investments classified as long-term investments, partially offset by unrealized losses discussed above.

Losses (gains) on sales and retirements of long-lived assets and other expense (income), net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
Losses (gains) on sales, retirements and involuntary conversions of long-lived assets	$2,621	$(13,746)	$6,801	$(13,612)
Litigation expenses	3,255	2,295	8,791	12,221
Foreign currency transaction losses (gains)	2,766	79	5,021	525
Losses (gains) on derivative instruments	(268)	(679)	(1,281)	(1,540)
Losses (gains) on debt extinguishment	—	—	—	58
Other losses (gains)	1,889	444	2,505	1,248
	$10,263	$(11,607)	$21,837	$(1,100)

Note 15 Segment Information

The following table sets forth financial information with respect to our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
Operating revenues and earnings (losses) from unconsolidated affiliates from continuing operations: (1)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$461,860	$430,895	$1,451,928	$1,214,447
U.S. Offshore	66,675	46,069	207,768	116,807
Alaska	27,249	27,027	121,958	100,678
Canada	135,786	145,587	420,469	406,004
International	329,245	281,686	940,332	809,394
Other Rig Services(2)	188,694	190,744	659,066	462,779
Subtotal Drilling and Rig Services (3)	1,209,509	1,122,008	3,801,521	3,110,109
Completion and Production Services:
U.S. Land Well-servicing	222,034	189,356	645,740	503,752
Pressure Pumping	381,241	343,723	1,166,940	867,512
Subtotal Completion and Production Services	603,275	533,079	1,812,680	1,371,264

Oil and Gas (4)	(98,805)	34,909	(301,801)	56,285
Other reconciling items (5)	(47,087)	(47,769)	(220,954)	(152,639)
Total	$1,666,892	$1,642,227	$5,091,446	$4,385,019

Adjusted income (loss) derived from operating activities from continuing operations: (1)(6)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$114,884	$104,877	$372,997	$284,203
U.S. Offshore	(3,650)	2,457	14,006	(2,579)
Alaska	3,973	3,021	40,288	22,328
Canada	22,889	21,604	68,458	58,084
International	30,299	29,015	67,838	100,363
Other Rig Services(2)	16,207	20,175	74,232	42,465
Subtotal Drilling and Rig Services (3)	184,602	181,149	637,819	504,864
Completion and Production Services:
U.S. Land Well-servicing	32,766	22,839	83,253	50,488
Pressure Pumping	47,218	65,052	158,222	152,655
Subtotal Completion and Production Services	79,984	87,891	241,475	203,143

Oil and Gas (7)	(2,486)	34,909	8,230	56,285
Other reconciling items (8)	(36,571)	(34,650)	(110,396)	(109,932)
Total adjusted income derived from operating activities	225,529	269,299	777,128	654,360

Full-cost ceiling test writedowns	(96,319)	—	(310,031)	—
Interest expense	(63,604)	(58,060)	(189,717)	(195,781)
Investment income (loss)	7,224	727	32,844	12,032
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(10,263)	11,607	(21,837)	1,100
Impairments and other charges	—	(98,072)	(147,503)	(98,072)
Income (loss) from continuing operations before income taxes	62,567	125,501	140,884	373,639
Income tax expense (benefit)	(4,001)	37,561	28,851	118,760
Subsidiary preferred stock dividend	750	750	2,250	2,250
Income (loss) from continuing operations, net of tax	65,818	87,190	109,783	252,629
Income (loss) from discontinued operations, net of tax	10,826	(12,226)	26,721	96,545
Net income (loss)	76,644	74,964	136,504	349,174
Less: Net income (loss) attributable to noncontrolling interest	(988)	(708)	453	355
Net income (loss) attributable to Nabors	$75,656	$74,256	$136,957	$349,529

	September 30, 2012	December 31, 2011
	(In thousands)
Total assets:
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$3,436,578	$3,216,803
U.S. Offshore	484,100	402,506
Alaska	277,930	288,253
Canada	916,676	962,239
International	3,758,290	3,702,611
Other Rig Services (2)	683,120	720,775
Subtotal Drilling and Rig Services (9)	9,556,694	9,293,187
Completion and Production Services:
U.S. Land Well-servicing	842,312	812,049
Pressure Pumping	1,340,701	1,503,298
Subtotal Completion and Production Services	2,183,013	2,315,347

Oil and Gas(10)	513,666	796,327
Other reconciling items (8)	671,188	507,279
Total assets	$12,924,561	$12,912,140

(1)          All periods present the operating activities of our wholly owned oil and gas businesses in the United States, Canada and Colombia, our equity interests in joint ventures in Canada and Colombia, and our aircraft logistics operations in Canada as discontinued operations.

(2)          Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other companies that are not aggregated into a reportable operating segment.

(3)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(.7) million and $(1.2) million for the three months ended September 30, 2012 and 2011, respectively, and $(.7) million and $3.0 million for the nine months ended September 30, 2012 and 2011, respectively.

(4)          Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(98.8) million and $34.9 million for the three months ended September 30, 2012 and 2011, respectively, and $(301.8) million and $56.3 million for the nine months ended September 30, 2012 and 2011, respectively.

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

(7)          Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(2.5) million (excluding $96.3 million, which represents our proportionate share of full-cost ceiling test writedowns by our oil and gas joint venture) and $34.9 million for the three months ended September 30, 2012 and 2011, respectively, and $8.2 million (excluding $310.0 million, which represents our proportionate share of full-cost ceiling test writedowns by our oil and gas joint venture)  and $56.3 million, for the nine months ended September 30, 2012 and 2011, respectively.

(8)          Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(9)          Includes $70.2 million and $76.9 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2012 and December 31, 2011, respectively.

(10)    Includes $294.1 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2011.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, statements of income (loss) and statements of other comprehensive income for the three and nine months ended September 30, 2012 and 2011, and statements of cash flows for the nine months ended September 30, 2012 and 2011, of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	September 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$698	$7,061	$463,803	$—	$471,562
Short-term investments	—	—	148,001	—	148,001
Assets held for sale	—	—	404,234	—	404,234
Accounts receivable, net	—	—	1,529,232	—	1,529,232
Inventory	—	—	257,158	—	257,158
Deferred income taxes	—	—	111,673	—	111,673
Other current assets	50	1,028	210,711	—	211,789
Total current assets	748	8,089	3,124,812	—	3,133,649
Long-term investments and other receivables	—	—	5,301	—	5,301
Property, plant and equipment, net	—	38,171	8,855,913	—	8,894,084
Goodwill	—	—	472,462	—	472,462
Intercompany receivables	173,984	—	537,881	(711,865)	—
Investment in unconsolidated affiliates	5,671,621	5,104,716	416,904	(11,123,069)	70,172
Other long-term assets	—	28,900	319,993	—	348,893
Total assets	$5,846,353	$5,179,876	$13,733,266	$(11,834,934)	$12,924,561

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$389	$—	$389
Trade accounts payable	62	23	560,556	—	560,641
Accrued liabilities	2,411	33,826	537,399	—	573,636
Total current liabilities	2,473	33,849	1,098,344	—	1,134,666
Long-term debt	—	4,678,822	74	—	4,678,896
Other long-term liabilities	—	31,885	416,533	—	448,418
Deferred income taxes	—	(7,468)	744,737	—	737,269
Intercompany payable	—	444,034	267,831	(711,865)	—
Total liabilities	2,473	5,181,122	2,527,519	(711,865)	6,999,249
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,843,880	(1,246)	11,124,315	(11,123,069)	5,843,880
Noncontrolling interest	—	—	12,244	—	12,244
Total equity	5,843,880	(1,246)	11,136,559	(11,123,069)	5,856,124
Total liabilities and equity	$5,846,353	$5,179,876	$13,733,266	$(11,834,934)	$12,924,561

	December 31, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

	ASSETS
Current assets:
Cash and cash equivalents	$203	$21	$398,351	$—	$398,575
Short-term investments	—	—	140,914	—	140,914
Assets held for sale	—	—	401,500	—	401,500
Accounts receivable, net	—	—	1,576,555	—	1,576,555
Inventory	—	—	272,852	—	272,852
Deferred income taxes	—	—	127,874	—	127,874
Other current assets	50	671	169,323	—	170,044
Total current assets	253	692	3,087,369	—	3,088,314
Long-term investments and other receivables	—	—	11,124	—	11,124
Property, plant and equipment, net	—	40,792	8,589,154	—	8,629,946
Goodwill	—	—	501,258	—	501,258
Intercompany receivables	164,760	—	537,881	(702,641)	—
Investment in unconsolidated affiliates	5,429,029	6,084,868	1,843,654	(12,986,530)	371,021
Other long-term assets	—	32,037	278,440	—	310,477
Total assets	$5,594,042	$6,158,389	$14,848,880	$(13,689,171)	$12,912,140

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$274,604	$722	$—	$275,326
Trade accounts payable	42	23	782,688	—	782,753
Accrued liabilities	6,185	100,101	638,197	—	744,483
Total current liabilities	6,227	374,728	1,421,607	—	1,802,562
Long-term debt	—	4,297,500	50,990	—	4,348,490
Other long-term liabilities	—	32,303	260,455	—	292,758
Deferred income taxes	—	11,221	786,704	—	797,925
Intercompany payable	—	379,400	323,241	(702,641)	—
Total liabilities	6,227	5,095,152	2,842,997	(702,641)	7,241,735
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,587,815	1,063,237	11,923,293	(12,986,530)	5,587,815
Noncontrolling interest	—	—	13,402	—	13,402
Total equity	5,587,815	1,063,237	11,936,695	(12,986,530)	5,601,217
Total liabilities and equity	$5,594,042	$6,158,389	$14,848,880	$(13,689,171)	$12,912,140

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$1,766,419	$—	$1,766,419
Earnings (losses) from unconsolidated affiliates	—	—	(99,527)	—	(99,527)
Earnings (losses) from consolidated affiliates	77,976	(152,036)	(178,917)	252,977	—
Investment income (loss)	—	2	7,222	—	7,224
Intercompany interest income	—	17,423	—	(17,423)	—
Total revenues and other income	77,976	(134,611)	1,495,197	235,554	1,674,116
Costs and other deductions:
Direct costs	—	—	1,136,198	—	1,136,198
General and administrative expenses	1,900	159	130,248	(420)	131,887
Depreciation and amortization	—	902	268,695	—	269,597
Interest expense	—	67,391	(3,787)	—	63,604
Intercompany interest expense	—	—	17,423	(17,423)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	420	(250)	9,673	420	10,263
Impairments and other charges	—	—	—	—	—
Total costs and other deductions	2,320	68,202	1,558,450	(17,423)	1,611,549
Income (loss) from continuing operations before income taxes	75,656	(202,813)	(63,253)	252,977	62,567
Income tax expense (benefit)	—	(18,787)	14,786	—	(4,001)
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuing operations, net of tax	75,656	(184,026)	(78,789)	252,977	65,818
Income (loss) from discontinued operations, net of tax	—	—	10,826	—	10,826
Net income (loss)	75,656	(184,026)	(67,963)	252,977	76,644
Less: Net (income) loss attributable to noncontrolling interest	—	—	(988)	—	(988)
Net income (loss) attributable to Nabors	$75,656	$(184,026)	$(68,951)	$252,977	$75,656

	Three Months Ended September 30, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$1,608,504	$—	$1,608,504
Earnings (losses) from unconsolidated affiliates	—	—	33,723	—	33,723
Earnings (losses) from consolidated affiliates	77,212	111,096	87,037	(275,345)	—
Investment income (loss)	—	—	727	—	727
Intercompany interest income	—	16,615	—	(16,615)	—
Total revenues and other income	77,212	127,711	1,729,991	(291,960)	1,642,954
Costs and other deductions:
Direct costs	—	—	1,019,412	—	1,019,412
General and administrative expenses	2,809	154	116,616	(148)	119,431
Depreciation and amortization	—	872	233,213	—	234,085
Interest expense	—	64,655	(6,595)	—	58,060
Intercompany interest expense	—	—	16,615	(16,615)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	147	(574)	(11,328)	148	(11,607)
Impairments and other charges	—	—	98,072	—	98,072
Total costs and other deductions	2,956	65,107	1,466,005	(16,615)	1,517,453
Income (loss) from continuing operations before income taxes	74,256	62,604	263,986	(275,345)	125,501
Income tax expense (benefit)	—	(17,942)	55,503	—	37,561
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuing operations, net of tax	74,256	80,546	207,733	(275,345)	87,190
Income (loss) from discontinued operations, net of tax	—	—	(12,226)	—	(12,226)
Net income (loss)	74,256	80,546	195,507	(275,345)	74,964
Less: Net (income) loss attributable to noncontrolling interest	—	—	(708)	—	(708)
Net income (loss) attributable to Nabors	$74,256	$80,546	$194,799	$(275,345)	$74,256

	Nine Months Ended September 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$5,393,959	$—	$5,393,959
Earnings (losses) from unconsolidated affiliates	—	—	(302,513)	—	(302,513)
Earnings (losses) from consolidated affiliates	143,448	(132,659)	(212,494)	201,705	—
Investment income (loss)	—	18	32,826	—	32,844
Intercompany interest income	—	51,433	—	(51,433)	—
Total revenues and other income	143,448	(81,208)	4,911,778	150,272	5,124,290
Costs and other deductions:
Direct costs	—	—	3,444,270	—	3,444,270
General and administrative expenses	5,449	349	397,089	(1,042)	401,845
Depreciation and amortization	—	2,707	775,527	—	778,234
Interest expense	—	203,826	(14,109)	—	189,717
Intercompany interest expense	—	—	51,433	(51,433)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	1,042	(1,229)	20,982	1,042	21,837
Impairments and other charges	—	—	147,503	—	147,503
Total costs and other deductions	6,491	205,653	4,822,695	(51,433)	4,983,406
Income (loss) from continuing operations before income taxes	136,957	(286,861)	89,083	201,705	140,884
Income tax expense (benefit)	—	(57,055)	85,906	—	28,851
Subsidiary preferred stock dividend	—	—	2,250	—	2,250
Income (loss) from continuing operations, net of tax	136,957	(229,806)	927	201,705	109,783
Income (loss) from discontinued operations, net of tax	—	—	26,721	—	26,721
Net income (loss)	136,957	(229,806)	27,648	201,705	136,504
Less: Net (income) loss attributable to noncontrolling interest	—	—	453	—	453
Net income (loss) attributable to Nabors	$136,957	$(229,806)	$28,101	$201,705	$136,957

	Nine Months Ended September 30, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total
Revenues and other income:
Operating revenues	$—	$—	$4,325,714	$—	$4,325,714
Earnings (losses) from unconsolidated affiliates	—	—	59,305	—	59,305
Earnings (losses) from consolidated affiliates	358,778	189,960	109,212	(657,950)	—
Investment income (loss)	4	68	11,960	—	12,032
Intercompany interest income	—	52,704	—	(52,704)	—
Total revenues and other income	358,782	242,732	4,506,191	(710,654)	4,397,051
Costs and other deductions:
Direct costs	—	—	2,687,970	—	2,687,970
General and administrative expenses	8,803	244	349,755	(450)	358,352
Depreciation and amortization	—	2,614	681,723	—	684,337
Interest expense	—	211,063	(15,282)	—	195,781
Intercompany interest expense	—	—	52,704	(52,704)	—
Losses (gains) on sales and retirements of long-lived assets and other expense (income), net	450	(1,382)	(618)	450	(1,100)
Impairments and other charges	—	—	98,072	—	98,072
Total costs and other deductions	9,253	212,539	3,854,324	(52,704)	4,023,412
Income (loss) from continuing operations before income taxes	349,529	30,193	651,867	(657,950)	373,639
Income tax expense (benefit)	—	(59,114)	177,874	—	118,760
Subsidiary preferred stock dividend	—	—	2,250	—	2,250
Income (loss) from continuing operations, net of tax	349,529	89,307	471,743	(657,950)	252,629
Income (loss) from discontinued operations, net of tax	—	—	96,545	—	96,545
Net income (loss)	349,529	89,307	568,288	(657,950)	349,174
Less: Net (income) loss attributable to noncontrolling interest	—	—	355	—	355
Net income (loss) attributable to Nabors	$349,529	$89,307	$568,643	$(657,950)	$349,529

Condensed Consolidating Statements of Other Comprehensive Income

	Three Months Ended September 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total

Net income (loss) attributable to Nabors	$75,656	$(184,026)	$(68,951)	$252,977	$75,656
Other comprehensive income, before tax
Translation adjustment attributable to Nabors	31,550	(99)	31,451	(31,352)	31,550
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	13,667	6	13,673	(13,679)	13,667
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(1,523)	(1,200)	(2,723)	3,923	(1,523)
Unrealized gains (losses) on marketable securities	12,144	(1,194)	10,950	(9,756)	12,144
Pension liability amortization	260	260	520	(780)	260
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	166	166	166	(332)	166
Other comprehensive income, before tax	44,120	(867)	43,087	(42,220)	44,120
Income tax expense related to items of other comprehensive income	(272)	(272)	(604)	876	(272)
Other comprehensive income, net of tax	44,392	(595)	43,691	(43,096)	44,392
Comprehensive income attributable to Nabors	120,048	(184,621)	(25,260)	209,881	120,048
Net income (loss) attributable to noncontrolling interest	988	—	988	(988)	988
Translation adjustment to noncontrolling interest	390	—	390	(390)	390
Comprehensive income attributable to noncontrolling interest	1,378	—	1,378	(1,378)	1,378
Comprehensive income	$121,426	$(184,621)	$(23,882)	$208,503	$121,426

	Three Months Ended September 30, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total

Net income (loss) attributable to Nabors	$74,256	$80,546	$194,799	$(275,345)	$74,256
Other comprehensive income, before tax
Translation adjustment attributable to Nabors	(86,856)	(498)	(87,354)	87,852	(86,856)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(21,150)	(136)	(21,286)	21,422	(21,150)
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(4)	—	(4)	4	(4)
Unrealized gains (losses) on marketable securities	(21,154)	(136)	(21,290)	21,426	(21,154)
Pension liability amortization	151	151	302	(453)	151
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	191	191	191	(382)	191
Other comprehensive income, before tax	(107,668)	(292)	(108,151)	108,443	(107,668)
Income tax expense related to items of other comprehensive income	68	68	76	(144)	68
Other comprehensive income, net of tax	(107,736)	(360)	(108,227)	108,587	(107,736)
Comprehensive income attributable to Nabors	(33,480)	80,186	86,572	(166,758)	(33,480)
Net income (loss) attributable to noncontrolling interest	708	—	708	(708)	708
Translation adjustment to noncontrolling interest	(912)	—	(912)	912	(912)
Comprehensive income attributable to noncontrolling interest	(204)	—	(204)	204	(204)
Comprehensive income	$(33,684)	$80,186	$86,368	$(166,554)	$(33,684)

	Nine Months Ended September 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total

Net income (loss) attributable to Nabors	$136,957	$(229,806)	$28,101	$201,705	$136,957
Other comprehensive income, before tax
Translation adjustment attributable to Nabors	29,157	(100)	29,057	(28,957)	29,157
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	20,882	17	20,899	(20,916)	20,882
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(14,007)	(11,488)	(25,495)	36,983	(14,007)
Unrealized gains (losses) on marketable securities	6,875	(11,471)	(4,596)	16,067	6,875
Pension liability amortization	780	779	1,560	(2,339)	780
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	548	548	548	(1,096)	548
Other comprehensive income, before tax	37,360	(10,244)	26,569	(16,325)	37,360
Income tax expense related to items of other comprehensive income	(3,856)	(3,856)	(7,892)	11,748	(3,856)
Other comprehensive income, net of tax	41,216	(6,388)	34,461	(28,073)	41,216
Comprehensive income attributable to Nabors	178,173	(236,194)	62,562	173,632	178,173
Net income (loss) attributable to noncontrolling interest	(453)	—	(453)	453	(453)
Translation adjustment to noncontrolling interest	417	—	417	(417)	417
Comprehensive income attributable to noncontrolling interest	(36)	—	(36)	36	(36)
Comprehensive income	$178,137	$(236,194)	$62,526	$173,668	$178,137

	Nine Months Ended September 30, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total

Net income (loss) attributable to Nabors	$349,529	$89,307	$568,643	$(657,950)	$349,529
Other comprehensive income, before tax
Translation adjustment attributable to Nabors	(47,507)	(422)	(47,928)	48,350	(47,507)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(26,034)	49	(25,983)	25,934	(26,034)
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(5)	—	(5)	5	(5)
Unrealized gains (losses) on marketable securities	(26,039)	49	(25,988)	25,939	(26,039)
Pension liability amortization	451	451	900	(1,351)	451
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	572	572	572	(1,144)	572
Other comprehensive income, before tax	(72,523)	650	(72,444)	71,794	(72,523)
Income tax expense related to items of other comprehensive income	374	374	569	(943)	374
Other comprehensive income, net of tax	(72,897)	276	(73,013)	72,737	(72,897)
Comprehensive income attributable to Nabors	276,632	89,583	495,630	(585,213)	276,632
Net income (loss) attributable to noncontrolling interest	(355)	—	(355)	355	(355)
Translation adjustment to noncontrolling interest	(460)	—	(460)	460	(460)
Comprehensive income attributable to noncontrolling interest	(815)	—	(815)	815	(815)
Comprehensive income	$275,817	$89,583	$494,815	$(584,398)	$275,817

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by (used for) operating activities	$6,572	$(88,960)	$1,206,939	$(30,506)	$1,094,045
Cash flows from investing activities:
Purchases of investments	—	—	(949)	—	(949)
Sales and maturities of investments	—	—	30,111	—	30,111
Capital expenditures	—	—	(1,221,769)	—	(1,221,769)
Proceeds from sales of assets and insurance claims	—	—	128,432	—	128,432
Net cash provided by (used for) investing activities	—	—	(1,064,175)	—	(1,064,175)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(1,748)	—	(1,748)
Proceeds from revolving credit facilities	—	710,000	—	—	710,000
Proceeds from issuance of common shares	(4,006)	—	(1)	—	(4,007)
Reduction in long-term debt	—	(224,997)	(51,235)	—	(276,232)
Paydown of revolving credit facilities	—	(380,000)	—	—	(380,000)
Purchase of restricted stock	(2,071)	—	—	—	(2,071)
Tax benefit related to share-based awards	—	—	(54)	—	(54)
Cash dividends paid	—	(9,003)	(21,503)	30,506	—
Net cash (used for) provided by financing activities	(6,077)	96,000	(74,541)	30,506	45,888
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,771)	—	(2,771)
Net (decrease) increase in cash and cash equivalents	495	7,040	65,452	—	72,987
Cash and cash equivalents, beginning of period	203	21	398,351	—	398,575
Cash and cash equivalents, end of period	$698	$7,061	$463,803	$—	$471,562

	Nine Months Ended September 30, 2011
(In thousands)	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non— Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by (used for) operating activities	$6 ,163	$227,747	$874,224	$—	$1,108,134
Cash flows from investing activities:
Purchases of investments	—	—	(9,567)	—	(9,567)
Sales and maturities of investments	—	—	24,580	—	24,580
Cash paid for acquisition of businesses, net	—	—	(55,459)	—	(55,459)
Investment in unconsolidated affiliates	—	—	(54,762)	—	(54,762)
Distribution of proceeds from asset sales from unconsolidated affiliates	—	—	142,984	—	142,984
Capital expenditures	—	—	(1,532,597)	—	(1,532,597)
Proceeds from sales of assets and insurance claims	—	—	110,535	—	110,535
Cash paid for investments in consolidated affiliates	(25,450)	(65,000)	—	90,450	—
Net cash provided by (used for) investing activities	(25,450)	(65,000)	(1,374,286)	90,450	(1,374,286)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	5,074	—	5,074
Proceeds from issuance of long-term debt	—	697,578	—	—	697,578
Proceeds from revolving credit facilities	—	1,250,000	50,000	—	1,300,000
Proceeds from issuance of common shares	12,175	—	—	—	12,175
Debt issuance costs	—	(6,065)	—	—	(6,065)
Reduction in long-term debt	—	(1,404,245)	(26)	—	(1,404,271)
Paydown of revolving credit facilities	—	(700,000)	—	—	(700,000)
Repurchase of equity component of convertible debt	—	(12)	—	—	(12)
Purchase of restricted stock	(2,579)	—	—	—	(2,579)
Tax benefit related to share-based awards	—	(1)	186	—	185
Proceeds from parent contributions	—	—	90,450	(90,450)	—
Net cash (used for) provided by financing activities	9,596	(162,745)	145,684	(90,450)	(97,915)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,174)	—	(2,174)
Net (decrease) increase in cash and cash equivalents	(9,691)	2	(356,552)	—	(366,241)
Cash and cash equivalents, beginning of period	10,847	20	630,835	—	641,702
Cash and cash equivalents, end of period	$1,156	$22	$274,283	$—	$275,461

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of September 30, 2012, and the related consolidated statements of income and other comprehensive income for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011 and the consolidated statements of cash flows and of changes in equity for the nine-month periods ended September 30, 2012 and September 30, 2011.  This interim financial information is the responsibility of the Company’s management.

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

November 2, 2012

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

The majority of our business is conducted through two business lines:

•                  Our Drilling and Rig Services business line includes our drilling operations for oil and natural gas wells, on land and offshore, and companies engaged in drilling technology, top drive manufacturing, directional drilling, construction services, and rig instrumentation and software.

•                  Our Completion and Production Services business line includes our well-servicing, fluid logistics, workover operations and our pressure pumping services.

In addition to these two primary business lines, we have an Oil and Gas operating segment.  Our oil and gas exploration, development and production operations are included in our Oil and Gas operating segment, or in discontinued operations in some cases.

The magnitude of customer spending on new and existing wells is the primary driver of our business. Our customers’ spending is determined principally by their internally generated cash flow and to a lesser extent by joint venture arrangements and funding from the capital markets. In our Drilling and Rig Services business line, operations have traditionally been driven by natural gas prices, but the majority of current activity is being driven by the price of oil and natural gas liquids from unconventional reservoirs (shales). In our Completion and Production Services business line, operations are primarily driven by oil prices.  The Henry Hub natural gas spot price (per Bloomberg) averaged $2.74 per thousand cubic feet (mcf) during the 12-month period ended September 30, 2012, down from $4.11 per mcf average during the prior 12 months.  West Texas intermediate spot crude oil prices (per Bloomberg) averaged $95.59 per barrel for the 12 months ended September 30, 2012, up from $92.80 per barrel average during the preceding 12 months.

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended September 30, 2012 totaled $1.7 billion, representing an increase of $24.7 million, or 2%, as compared to the three months ended September 30, 2011, and $5.1 billion for the nine months ended September 30, 2012, representing an increase of $706.4 million, or 16%, as compared to the nine months ended September 30, 2011.  Adjusted income derived from operating activities and income from continuing operations for the three months ended September 30, 2012 totaled $225.5 million and $65.8 million, respectively, representing decreases of 16% and 25%, respectively, compared to the three months ended September 30, 2011.  Adjusted income derived from operating activities for the nine months ended September 30, 2012 totaled $777.1 million, representing an increase of 19%, compared to the nine months ended September 30, 2011.  Income from continuing operations for the nine months ended September 30, 2012 totaled $109.8 million ($.38 per diluted share), representing a decrease of 57%, compared to the corresponding prior year period.

During the three and nine months ended September 30, 2012, our income (loss) from continuing operations was negatively impacted as a result of charges arising from oil and gas full-cost ceiling test writedowns and other impairments. Earnings (losses) from unconsolidated affiliates includes full-cost ceiling test writedowns of $96.3 million and $310.0 million, respectively, for the three and nine months ended September 30, 2012, representing our proportionate share of the writedowns. Income (loss) from continuing operations for the nine months ended September 30, 2012 was further negatively impacted as a result of impairments and other charges, which included $75.0 million to impair an intangible asset related to the Superior trade name, a provision for the retirement of long-lived assets totaling $46.2 million in multiple operating segments and goodwill impairment totaling $26.3 million.

Excluding these charges, our operating results improved as a result of increased demand for our services and products due to increased drilling activity in oil- and liquids-rich shale plays and increased well-servicing activity in the U.S. and Canada. This has more than offset the drop in demand from gas-related plays.

The lower price environment for natural gas has reduced activity in our gas-driven markets and is adversely impacting our pressure pumping business as the reduced activity has created a sooner-than-anticipated oversupply of pumping equipment.  Directionally, similar forces are at work on land drilling in gas-driven markets, but to a lesser degree.  We anticipate a protracted weak spot market in pressure pumping operations and flat to slightly lower industry rig activity throughout 2012. While the U.S. Land Drilling and Pressure Pumping operating segments face these headwinds, we expect healthy operations in our remaining segments for the remainder of the year. The key factors supporting our views are:

•                  the current term contracts in both our Lower 48 Land Drilling and Pressure Pumping operating segments, combined with new and contracted rig deployments in 2012, will mitigate to a degree the continued reduction in gas drilling activity arising from weaker natural gas pricing;

•                  the increased activity expected in our International operations throughout the year as the result of new contracts for the deployments in international markets; and

•                  an expected gradual improvement in our U.S. Offshore results as the pace of permit issuance improves and contributions from a new platform construction project increase throughout 2012.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages and rig activity)
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations: (1)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$461,860	$430,895	$30,965	7%	$1,451,928	$1,214,447	$237,481	20%
U.S. Offshore	66,675	46,069	20,606	45%	207,768	116,807	90,961	78%
Alaska	27,249	27,027	222	1%	121,958	100,678	21,280	21%
Canada	135,786	145,587	(9,801)	(7)%	420,469	406,004	14,465	4%
International	329,245	281,686	47,559	17%	940,332	809,394	130,938	16%
Other Rig Services(2)	188,694	190,744	(2,050)	(1)%	659,066	462,779	196,287	42%
Subtotal Drilling and Rig Services (3)	1,209,509	1,122,008	87,501	8%	3,801,521	3,110,109	691,412	22%
Completion and Production Services:
U.S. Land Well-servicing	222,034	189,356	32,678	17%	645,740	503,752	141,988	28%
Pressure Pumping	381,241	343,723	37,518	11%	1,166,940	867,512	299,428	35%
Subtotal Completion and Production Services	603,275	533,079	70,196	13%	1,812,680	1,371,264	441,416	32%
Oil and Gas (4)	(98,805)	34,909	(133,714)	(383)%	(301,801)	56,285	(358,086)	(636)%
Other reconciling items (6)	(47,087)	(47,769)	682	1%	(220,954)	(152,639)	(68,315)	(45)%
Total	$1,666,892	$1,642,227	$24,665	2%	$5,091,446	$4,385,019	$706,427	16%

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages and rig activity)
Adjusted income (loss) derived from operating activities from continuing operations: (1)(7)
Drilling and Rig Services:
U.S. Lower 48 Land Drilling	$114,884	$104,877	$10,007	10%	$372,997	$284,203	$88,794	31%
U.S. Offshore	(3,650)	2,457	(6,107)	(249)%	14,006	(2,579)	16,585	643%
Alaska	3,973	3,021	952	32%	40,288	22,328	17,960	80%
Canada	22,889	21,604	1,285	6%	68,458	58,084	10,374	18%
International	30,299	29,015	1,284	4%	67,838	100,363	(32,525)	(32)%
Other Rig Services(2)	16,207	20,175	(3,968)	(20)%	74,232	42,465	31,767	75%
Subtotal Drilling and Rig Services (3)	184,602	181,149	3,453	2%	637,819	504,864	132,955	26%
Completion and Production Services:
U.S. Land Well-servicing	32,766	22,839	9,927	43%	83,253	50,488	32,765	65%
Pressure Pumping	47,218	65,052	(17,834)	(27)%	158,222	152,655	5,567	4%
Subtotal Completion and Production Services	79,984	87,891	(7,907)	(9)%	241,475	203,143	38,332	19%
Oil and Gas (8)	(2,486)	34,909	(37,395)	(107)%	8,230	56,285	(48,055)	(85)%
Other reconciling items (9)	(36,571)	(34,650)	(1,921)	(6)%	(110,396)	(109,932)	(464)	—
	$225,529	$269,299	$(43,770)	(16)%	$777,128	$654,360	$122,768	19%
Full-cost ceiling test writedowns	(96,319)	—	(96,319)	(100)%	(310,031)	—	(310,031)	(100)%
Interest expense	(63,604)	(58,060)	(5,544)	(10)%	(189,717)	(195,781)	6,064	3%
Investment income (loss)	7,224	727	6,497	894%	32,844	12,032	20,812	173%
Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	(10,263)	11,607	(21,870)	(188)%	(21,837)	1,100	(22,937)	n/m (5)
Impairment and other charges	—	(98,072)	98,072	100%	(147,503)	(98,072)	(49,431)	(50)%
Income (loss) from continuing operations before income taxes	62,567	125,501	(62,934)	(50)%	140,884	373,639	(232,755)	(62)%
Income tax expense (benefit)	(4,001)	37,561	(41,562)	(111)%	28,851	118,760	(89,909)	(76)%
Subsidiary preferred stock dividend	750	750	—	—	2,250	2,250	—	—
Income (loss) from continuing operations, net of tax	65,818	87,190	(21,372)	(25)%	109,783	252,629	(142,846)	(57)%
Income (loss) from discontinued operations, net of tax	10,826	(12,226)	23,052	189%	26,721	96,545	(69,824)	(72)%
Net income (loss)	76,644	74,964	1,680	2%	136,504	349,174	(212,670)	(61)%
Less: Net (income) loss attributable to noncontrolling interest	(988)	(708)	(280)	(40)%	453	355	98	28%
Net income (loss) attributable to Nabors	$75,656	$74,256	$1,400	2%	$136,957	$349,529	$(212,572)	(61)%

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages and rig activity)
Rig Activity:
Rig Years: (10)
U.S. Lower 48 Land Drilling	193.8	201.8	(8.0)	(4)%	210.2	194.7	15.5	8%
U.S. Offshore	12.8	10.8	2.0	19%	12.9	9.4	3.5	37%
Alaska	4.6	4.7	(0.1)	(2)%	5.7	4.8	0.9	19%
Canada	34.0	41.8	(7.8)	(19)%	34.3	38.0	(3.7)	(10)%
International (11)	119.2	105.3	13.9	13%	119.3	102.6	16.7	16%
Total rig years (3)	364.4	364.4	—	—	382.4	349.5	32.9	9%
Rig Hours: (12)
U.S. Land Well-servicing	217,675	205,610	12,065	6%	651,005	589,140	61,865	11%
Canada Well-servicing	43,849	49,788	(5,939)	(12)%	136,603	132,196	4,407	3%
Total rig hours	261,524	255,398	6,126	2%	787,608	721,336	66,272	9%

(1)          All periods present the operating activities of our wholly owned oil and gas businesses in the United States, Canada and Colombia, our equity interests in joint ventures in Canada and Colombia, and our aircraft logistics operations in Canada as discontinued operations.

(2)          Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other companies that are not aggregated into a reportable operating segment.

(3)          Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(.7) million and $(1.2) million for the three months ended September 30, 2012 and 2011, respectively, and $(.7) million and $3.0 million for the nine months ended September 30, 2012 and 2011, respectively.

(4)          Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(98.8) million and $34.9 million for the three months ended September 30, 2012 and 2011, respectively, and $(301.8) million and $56.3 million for the nine months ended September 30, 2012 and 2011, respectively.

(5)          This number is so large that it is not meaningful.

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

(8)          Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(2.5) million (excluding our proportionate share of the full-cost ceiling test writedowns totaling $96.3 million) and $34.9 million for the three months ended September 30, 2012 and 2011, respectively, and $8.2 million (excluding our proportionate share of the full-cost ceiling test writedowns totaling $310.0 million) and $56.3 million for the nine months ended September 30, 2012 and 2011, respectively.

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

(11)    International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years and 2.0 years during the three months ended September 30, 2012 and 2011, respectively, and 2.5 years and 2.0 years during the nine months ended September 30, 2012 and 2011, respectively.

(12)    Rig hours represents the number of hours that our well-servicing rig fleet operated during the specified periods.

Segment Results of Operations

Drilling and Rig Services

Our Drilling and Rig Services business line includes drilling on land and offshore, drilling technology, top drive manufacturing, directional drilling, construction services, and rig instrumentation and software.

U.S. Lower 48 Land Drilling. The results of operations for this segment were as follows:

	Three Months				Nine Months
	Ended September 30,		Increase/		Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$461,860	$430,895	$30,965	7%	$1,451,928	$1,214,447	$237,481	20%
Adjusted income derived from operating activities	$114,884	$104,877	$10,007	10%	$372,997	$284,203	$88,794	31%
Rig years	193.8	201.8	(8.0)	(4)%	210.2	194.7	15.5	8%

Operating results increased during the three months ended September 30, 2012 compared to the corresponding 2011 period due to higher average dayrates, partially offset by a decrease in drilling activity.  Operating results increased during the nine months ended September 30, 2012 compared to the corresponding 2011 period primarily due to higher average dayrates and increased drilling activity, driven by deployment of rigs into oil-rich shale areas.  These increases were partially offset by increases in operating costs associated with drilling activity, as well as higher depreciation expense related to new rigs placed into service during the past year.

U.S. Offshore. The results of operations for this segment were as follows:

Three Months Ended September 30,	Increase/	Nine Months Ended September 30,	Increase/
2012	2011	(Decrease)	2012	2011	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$66,675	$46,069	$20,606	45%	$207,768	$116,807	$90,961	78%
Adjusted income (loss) derived from operating activities	$(3,650)	$2,457	$(6,107)	(249)%	$14,006	$(2,579)	$16,585	643%
Rig years	12.8	10.8	2.0	19%	12.9	9.4	3.5	37%

Operating revenues increased during the three and nine months ended September 30, 2012 compared to the corresponding 2011 periods resulting primarily from higher utilization for the MODS® rigs and SuperSundownerTM platform rigs, and profits related to a major construction project.  The increase was partially offset by declining activities for the Sundowner® platform rigs in our shallow water areas.

Adjusted income (loss) decreased during the three months ended September 30, 2012 compared to the corresponding 2011 period due to the lower utilization for the Sundowner® platform rigs and workover jackup rigs, which produce higher margins. Adjusted income (loss) increased during the nine months ended September 30, 2012 compared to the corresponding 2011 period due to the overall higher utilization for the MODS® rigs and SuperSundownerTM platform rigs, and profits related to a major construction project.

Alaska. The results of operations for this segment were as follows:

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$27,249	$27,027	$222	1%	$121,958	$100,678	$21,280	21%
Adjusted income derived from operating activities	$3,973	$3,021	$952	32%	$40,288	$22,328	$17,960	80%
Rig years	4.6	4.7	(0.1)	(2)%	5.7	4.8	0.9	19%

The increase in operating results during the three and nine months ended September 30, 2012 compared to the corresponding 2011 periods was due to higher average dayrates and increased drilling activity, driven primarily by an overall increase in winter exploration activity in the first and second quarters of 2012, as well as increased camp activity and margins.

Canada. The results of operations for this segment were as follows:

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$135,786	$145,587	$(9,801)	(7)%	$420,469	$406,004	$14,465	4%
Adjusted income derived from operating activities	$22,889	$21,604	$1,285	6%	$68,458	$58,084	$10,374	18%
Rig years	34.0	41.8	(7.8)	(19)%	34.3	38.0	(3.7)	(10)%
Rig hours	43,849	49,788	(5,939)	(12)%	136,603	132,196	4,407	3%

Operating revenues decreased during the three months ended September 30, 2012 as compared to the corresponding 2011 period as a result of lower drilling and production services activity, driven by lower customer demand and poor weather.  Operating revenues increased during the nine months ended September 30, 2012 as compared to the corresponding 2011 period as a result of higher overall average dayrates in drilling and increased activity in production services, partially offset by the lower drilling activity.

Adjusted income derived from operating activities increased during the three and nine months ended September 30, 2012 as compared to the corresponding 2011 periods as a result of an overall increase in drilling average dayrates and production services activity, offsetting the decline in drilling activities. Average drilling dayrates in 2012 continue to be driven by oil exploration and supported by strong oil prices.

International. The results of operations for this segment were as follows:

Three Months Ended September 30,	Increase/	Nine Months Ended September 30,	Increase/
2012	2011	(Decrease)	2012	2011	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues and Earnings from unconsolidated affiliates	$329,245	$281,686	$47,559	17%	$940,332	$809,394	$130,938	16%
Adjusted income derived from operating activities	$30,299	$29,015	$1,284	4%	$67,838	$100,363	$(32,525)	(32)%
Rig years	119.2	105.3	13.9	13%	119.3	102.6	16.7	16%

Operating revenues and Earnings from unconsolidated affiliates increased during the three and nine months ended September 30, 2012 as compared to the corresponding 2011 periods as a result of an increase in the utilization of our overall rig fleet, partially offset by lower margins.  Adjusted income derived from operating activities decreased during the nine months ended September 30, 2012 as compared to the corresponding 2011 period primarily due to decreases in average dayrates and lower utilization of our jackup rigs in Saudi Arabia, lower offshore activity in Congo, and lower margins in Iraq.

Other Rig Services. The results of operations for this segment were as follows:

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliates	$188,694	$190,744	$(2,050)	(1)%	$659,066	$462,779	$196,287	42%
Adjusted income derived from operating activities	$16,207	$20,175	$(3,968)	(20)%	$74,232	$42,465	$31,767	75%

Operating results for our Canrig business were higher in the corresponding 2011 period than during the three months ended September 30, 2012 primarily due to a significant project completed in 2011, which had generated revenues of approximately $18.2 million. Operating results during the three and nine months ended September 30, 2012 as compared to the corresponding 2011 periods reflect continued increases in demand in the United States and Canada drilling markets. Our operating results reflect higher third-party rental of capital equipment and higher sales of RIGWATCH® software and ROCKIT® directional drilling systems, as well as higher top-drive rental sales.

Partially offsetting the decreases during the three months ended September 30, 2012 as compared to the corresponding 2011 period were the positive operating results in Alaska, which had increased demand for our construction and rig-moving business due to an overall increase in the 2012 winter exploration activity. The increases were partially offset by decreased demand for our directional drilling business. Operating costs in the U.S. remained consistent with 2011 levels, while operating costs in Canada decreased during the first half of 2012.

Completion and Production Services

Our Completion and Production Services business line includes well-servicing, fluid logistics, workover operations and pressure pumping services.

U.S. Land Well-servicing. The results of operations for this segment were as follows:

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages and rig activity)

Operating revenues	$222,034	$189,356	$32,678	17%	$645,740	$503,752	$141,988	28%
Adjusted income derived from operating activities	$32,766	$22,839	$9,927	43%	$83,253	$50,488	$32,765	65%
Rig hours	217,675	205,610	12,065	6%	651,005	589,140	61,865	11%

Operating results increased during the three and nine months ended September 30, 2012 compared to the corresponding 2011 periods primarily due to an increase in rig and truck utilization facilitated by capital invested over the past few years to increase our rig and truck fleets as well as frac tanks.  Higher equipment utilization and price improvements were driven primarily by sustained higher oil prices.

Pressure Pumping. The results of operations for this segment were as follows:

Three Months Ended September 30,	Increase/	Nine Months Ended September 30,	Increase/
2012	2011	(Decrease)	2012	2011	(Decrease)
(In thousands, except percentages and rig activity)

Operating revenues	$381,241	$343,723	$37,518	11%	$1,166,940	$867,512	$299,428	35%
Adjusted income derived from operating activities	$47,218	$65,052	$(17,834)	(27)%	$158,222	$152,655	$5,567	4%

Operating revenues increased during the three and nine months ended September 30, 2012 compared to the corresponding 2011 periods primarily due to the increased levels of fracturing activity and associated increase in our assets deployed in the major producing areas in the United States.

Adjusted income derived from operating activities decreased during the three months ended September 30, 2012 compared to the corresponding 2011 period primarily due to lower margins on product sales as a result of higher commodity prices.

Oil and Gas. The results from our U.S. oil and gas unconsolidated affiliate were as follows:

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages)

Earnings (losses) from unconsolidated affiliate	$(98,805)	$34,909	$(133,714)	(383)%	$(301,801)	$56,285	$(358,086)	(636)%
Adjusted income derived from operating activities	$(2,486)	$34,909	$(37,395)	(107)%	$8,230	$56,285	$(48,055)	(85)%

Earnings (losses) from unconsolidated affiliate decreased during the three and nine months ended September 30, 2012 compared to the corresponding 2011 periods primarily as a result of full-cost ceiling test writedowns recorded by our unconsolidated U.S. oil and gas joint venture during each of the quarters of 2012, of which our proportionate share totaled $96.3 million and $310.0 million, respectively, for the three and nine months ended September 30, 2012.  Excluding the writedowns, the operating results for this same joint venture decreased during the three and nine months of 2012 as compared to the corresponding 2011 periods due to sustained lower natural gas prices.  Adjusted income derived from operating activities excludes the impact of the full-cost ceiling test writedowns for the three and nine months ended September 30, 2012. There were no such writedowns during 2011.

Discontinued Operations

Our condensed statements of income (loss) from discontinued oil and gas operations for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings from unconsolidated affiliate
Oil and Gas	$12,859	$10,630	$2,229	21%	$19,079	$116,046	$(96,967)	(84)%
Other Rig Services(1)	$8,334	$9,341	$(1,007)	(11)%	$18,750	$21,180	$(2,430)	(11)%

Income (loss) from discontinued operations, net of tax
Oil and Gas	$11,092	$(13,978)	$25,070	179%	$35,054	$97,442	$(62,388)	(64)%
Other Rig Services(1)	$(266)	$1,752	$(2,018)	(115)%	$(8,333)	$(897)	$(7,436)	(829)%

(1)           Represents our aircraft logistics operations in Canada included in our Other Rig Services operating segment.

In April 2012, we sold our remaining wholly owned oil and gas business in Colombia to an unrelated third party for a cash purchase price of $72.6 million, which resulted in a pre-tax gain of approximately $48.5 million.  This business was included in our assets held for sale as part of our Oil and Gas operating segment.

In May 2012, we sold some of our U.S. wholly owned oil and gas assets in the Fayetteville Shale, Floyd Shale, and Barnett Shale areas to unrelated third parties for cumulative cash receipts of $5.7 million, which did not result in any gain or loss.  In September 2012, we sold additional assets from our U.S. wholly owned oil and gas business for $7.3 million, which resulted in a gain of approximately $3.7 million. These assets were included in our assets held for sale as part of our Oil and

Gas operating segment.  Based on current market conditions, we adjusted the carrying value of our U.S. wholly owned oil and gas business in the second quarter of 2012 to reflect our assessment of its current fair value.

Based on current market conditions, we adjusted the carrying value of our aircraft logistics assets by $7.8 million in 2012 to reflect our assessment of its current fair value.

OTHER FINANCIAL INFORMATION

General and administrative expenses

Three Months Ended September 30,	Increase/	Nine Months Ended September 30,	Increase/
2012	2011	(Decrease)	2012	2011	(Decrease)
(In thousands, except percentages)

General and administrative expenses	$131,887	$119,431	$12,456	10%	$401,845	$358,352	$43,493	12%
General and administrative expenses as a percentage of operating revenues	7.5%	7.4%	0.1%	1%	7.4%	8.3%	(0.9)%	(11)%

General and administrative expenses increased during the three and nine months ended September 30, 2012 compared to the corresponding 2011 periods primarily as a result of increases in wages to support a higher headcount as a result of increased operations for a majority of our operating segments.  As a percentage of operating revenues, general and administrative expenses decreased during the nine months ended September 30, 2012 as compared to the corresponding prior year period.

Depreciation and amortization

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages)

Depreciation and amortization expense	$269,597	$234,085	$35,512	15%	$778,234	$684,337	$93,897	14%

Depreciation and amortization expense increased during the three and nine months ended September 30, 2012 compared to the corresponding 2011 periods primarily as a result of the incremental depreciation expense from (i) newly constructed rigs recently placed into service, (ii) additional completion and production services assets and (iii) rig upgrades and other capital expenditures made during 2011 and 2012.

Interest expense

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages)

Interest expense	$63,604	$58,060	$5,544	9.5%	$189,717	$195,781	$(6,064)	(3.1)%

Interest expense increased during the three months ended September 30, 2012 compared to the corresponding 2011 period primarily as a result of the 2012 interest expense related to our August 2011 issuance of 4.625% senior notes due September 2021 and interest on larger amounts outstanding on our revolving credit facilities.

Interest expense decreased during the nine months ended September 30, 2012 compared to the corresponding 2011 period primarily as a result of the redemption in May 2011 of our remaining 0.94% senior exchangeable notes, aggregate principal amount $1.4 billion, and the redemption in August 2012 of our 5.375% senior notes, aggregate principal amount $275 million. The decrease was partially offset by interest expense increases discussed above.

Investment income (loss)

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages)

Investment income	$7,224	$727	$6,497	894%	$32,844	$12,032	$20,812	173%

Investment income for the three months ended September 30, 2012 included (i) net unrealized gains of $4.2 million from our trading securities, (ii) interest and dividend income of $1.2 million from our cash, other short-term and long-term investments, (iii) a gain of $1.5 million from a sale of debt securities and (iv) realized gains of $0.3 million from other long-term investments.

Investment income for the nine months ended September 30, 2012 included (i) a $14.0 million realized gain related to the sale of some of our debt securities, (ii) net unrealized gains of $11.6 million from our trading securities, (iii) interest and dividend income of $6.1 million from our cash, other short-term and long-term investments and (iv) realized gains of $1.1 million from other long-term investments.

Investment income for the three months ended September 30, 2011 included interest and dividend income of $1.5 million from our cash, other short-term and long-term investments and realized gains of $0.6 million from other long-term investments, partially offset by unrealized losses of $1.4 million from our trading securities.

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

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages)

Gains (losses) on sales and retirements of long-lived assets and other income (expense), net	$(10,263)	$11,607	$(21,870)	(188)%	$(21,837)	$1,100	$(22,937)	n/m	(1)

(1) The number is so large that it is not meaningful.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three and nine months ended September 30, 2012 was primarily comprised of (i) net losses on sales and retirements of long-lived assets of approximately $2.6 million and $6.8 million, respectively, (ii) foreign currency transaction losses of $2.8 million and $5.0 million, respectively, and (iii) net increases to our litigation reserves of $3.3 million and $8.8 million, respectively.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three and nine months ended September 30, 2011 was primarily comprised of the $12.2 million gain recognized in connection with our acquisition of the remaining 50 percent equity interest in Peak and net gains on sales and retirements of long-lived assets of approximately $1.6 million and $1.4 million, respectively, partially offset by net increases to our litigation reserves of $2.3 million and $12.2 million, respectively.

Impairments and other charges

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)
	(In thousands, except percentages)

Impairments and other charges	$—	$98,072	$(98,072)	(100)%	$147,503	$98,072	$49,431	50%

The amount of impairments and other charges for the nine months ended September 30, 2012 included: (i) $26.3 million from goodwill impairment associated with our U.S. Offshore and International reporting units, (ii) $75.0 million related to the impairment of the Superior trade name, and (iii) $46.2 million for a provision for retirement of long-lived assets in our Canada, U.S. Land Well-servicing and Pressure Pumping operating segments. The impairment of goodwill related to our U.S. Offshore and International reporting units. As of June 30, 2012, these reporting units had no recorded goodwill. The impairments were deemed necessary due to the prolonged uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico as well as our international markets.

The Superior trade name was initially classified as a ten-year intangible asset at the date of acquisition in September 2010. The impairment is a result of the decision to cease using the Superior trade name to reduce confusion in the marketplace and enhance the Nabors brand.

Our provision for retirement of long-lived assets included (i) $15.1 million to Canada operations for functionally obsolete or inoperable rigs, (ii) $4.6 million to our U.S. Land Well-servicing operations for assets that would require significant repair to return to work and (iii) $26.5 million to our Pressure Pumping operations for retirement of non-core assets as a result of the consolidation of our Pressure Pumping and U.S. Land Well-servicing segments into one business line, Nabors Completion & Production Services.  As we continue to streamline our lines of business, there could be future retirement or impairment charges, which could have a potential impact on our future operating results.  In addition, a prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

During the third quarter of 2011, we recorded a provision for retirement of long-lived assets to multiple operating segments including $63.2 million to U.S. Lower 48 Land Drilling, $26.1 million to International and $8.9 million to U.S. Land Well-servicing. The retirements related to the decommissioning and retirement of a jackup rig, 116 land rigs and a number of trucks and rigs for well-servicing. These assets were deemed economically non-competitive for the market and were dismantled for parts and scrap.

For additional information on the foregoing, see Note 2 — Summary of Significant Accounting Policies and Note 3 — Impairments and Other Charges.

Income tax rate

	Three Months Ended September 30,		Increase/		Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)		2012	2011	(Decrease)

Effective income tax rate from continuing operations	(6.4)%	29.9%	(36.3)%	(121)%	20.5%	31.8%	(11.3)%	(36)%

Our effective income tax rate during the three and nine months ended September 30, 2012 decreased substantially when compared to the corresponding 2011 periods primarily as a result of a lower proportion of income being generated in the United States during each of these periods. Income generated in the United States is generally taxed at a higher rate than that of other jurisdictions.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of natural gas or oil could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the nine months ended September 30, 2012 and 2011.

Operating Activities. Net cash provided by operating activities totaled $1.1 billion during the nine months ended September 30, 2012 compared to net cash provided by operating activities of $1.1 billion during the corresponding 2011 period. Net cash provided by operating activities is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as depreciation and amortization, impairments and other charges, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates.  Net income (loss) adjusted for non-cash components was approximately $1.3 billion and $1.1 billion for the nine months ended September 30, 2012 and 2011, respectively.  Additionally, changes in working capital items such as increases or decreases in receivables or payables can be a significant factor in the determination of operating cash flows.  Changes in working capital items used $160.9  million and provided $27.4 million, respectively, in cash flows for the nine months ended September 30, 2012 and 2011.

Investing Activities. Net cash used for investing activities totaled $1.1 billion during the nine months ended September 30, 2012 compared to net cash used for investing activities of $1.4 billion during the corresponding 2011 period. The primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the nine months ended September 30, 2012 and 2011, we used cash for capital expenditures totaling $1.2 billion and $1.5 billion, respectively.

During the nine months ended September 30, 2012 and 2011, cash of $128.4 million and $110.5 million, respectively, was provided in proceeds from sales of assets and recoveries from insurance claims.  Additionally during the nine months ended September 30, 2011, we received a distribution of $143.0 million from an unconsolidated affiliate related to proceeds it received from the sale of some of its oil and gas assets.

Financing Activities. Net cash provided by financing activities totaled $45.9 million during the nine months ended September 30, 2012 and consisted primarily of increased amounts outstanding from our revolving credit facilities by $330 million, net, of which the majority was used in connection with the redemption of our $275 million 5.375% senior notes in August 2012.  Net cash used for financing activities was $97.9 million during the corresponding 2011 period. During the nine months ended September 30, 2011, we used $1.2 billion in proceeds from our revolving credit facilities to redeem the remaining amounts of our 0.94% senior exchangeable notes.  During the nine months ended September 30, 2012 and 2011, we repaid $380 million and $700 million, respectively, of borrowings from our revolving credit facilities.

Future Cash Requirements

We currently expect capital expenditures over the next 12 months to approximate $0.9 - $1.1 billion.  This amount could increase as a result of future projects that meet our risk and return criteria, but in any event our intention is for capital expenditures to stay at an amount less than operating cash flows. We had outstanding purchase commitments of approximately $0.6 billion at September 30, 2012, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities.  The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.  These programs will result in an expansion in the number of land drilling rigs, pressure pumping and well-servicing equipment that we own and operate.   We can reduce the planned expenditures if necessary, or increase them if market conditions and new business opportunities warrant it.

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

Our discontinued operations include our contract for pipeline transmission commitments in the Horn River Basin.  During the year ended December 31, 2011, we evaluated current production levels, natural gas prices and the anticipated sales cycle related to the sale of properties corresponding to these commitments.  As a result, we recorded liabilities for excess pipeline capacity. At September 30, 2012, we recorded liabilities of $92.2 million, of which $68.5 million is included in accrued liabilities and $23.7 million is included in other long-term liabilities. At December 31, 2011, we recorded liabilities of $125.7 million, of which $54.3 million is included in accrued liabilities and $71.4 million is included in other long-term liabilities. These amounts represent our best estimate of the excess capacity of the pipeline, based upon the estimated sales date of the properties, as compared to the contractual commitments. Our commitments beyond December 31, 2013 could approximate $274.8 million if the related properties are not sold or developed.  Decreases in actual production, natural gas prices or a change in the estimated sales date could result in future charges related to excess capacity of the pipeline that may materially impact our results of operations.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are operating cash flows, cash and cash equivalents, short-term and long-term investments and availability under our various revolving credit facilities. As of September 30, 2012, we had cash and short-term investments of $619.6 million and working capital of $2.0 billion.  We also had $310 million of availability remaining from a combined total of $1.5 billion under revolving credit facilities.  As of December 31, 2011, we had cash and short-term investments of $539.5 million and working capital of $1.3 billion.

During the nine months ended September 30, 2012, we sold our remaining wholly owned oil and gas business in Colombia and some of our U.S. wholly owned oil and gas assets for cumulative cash receipts of $79.2 million.

We had nine letter-of-credit facilities with various banks as of September 30, 2012. Availability under these facilities as of September 30, 2012 was as follows:

(In thousands)
Credit available	$359,470
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	58,841
Remaining availability	$300,629

Our revolving credit facilities contain various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain the net funded indebtedness to total capitalization ratio, as defined in each agreement, at certain levels. We were in compliance with all covenants under the agreement at September 30, 2012.

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

Our current cash and investments, projected cash flows from operations, possible dispositions of non-core assets and our revolving credit facilities are expected to adequately finance our purchase commitments, capital expenditures, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

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

The previously disclosed purported shareholder derivative lawsuits filed in 2011 and 2012 against Nabors Industries Ltd. and its Board of Directors relating to certain compensation arrangements have been dismissed. The allegations of each lawsuit were substantially similar, alleging that the members of the Board breached their fiduciary duties, wasted corporate assets and committed oppressive conduct against shareholders by agreeing to certain compensation arrangements with two senior officers of the Company, Eugene M. Isenberg and Anthony G. Petrello.  The lawsuits sought an award of monetary damages in an unspecified amount, disgorgement by Messrs. Isenberg and Petrello of allegedly excessive compensation in an unspecified amount of at least $90 million, and reformation of Nabors’ compensation practices.  The cases were filed, respectively, before Judges Gray Miller and Ewing Werlein in the United States Southern District of Texas, Houston Division, and Judge Mike Miller of the 11th Judicial District Court of Harris County, Texas. The case pending before Judge Gray Miller was voluntarily dismissed on January 31, 2012. Judge Werlein entered a final judgment on July 30, 2012 dismissing the case pending in the United States Southern District of Texas, finding that plaintiffs lacked standing to sue and failed to state a claim for which relief could be granted.  Plaintiffs initially appealed Judge Werlein’s ruling to the United States Fifth Circuit Court of Appeals, but voluntarily dismissed the appeal on October 22, 2012. Plaintiffs in the remaining state court case filed an agreed motion to dismiss with prejudice on October 22, 2012. The Company does not anticipate any further material activity in connection with these lawsuits.

Refer to Note 12 Commitments and Contingencies for discussion of previously disclosed litigation contingencies.

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2012 to the “Risk Factors” discussed in our 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with vesting of stock awards during the three months ended September 30, 2012 from the distributions described below.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

(In thousands, except average price paid per share)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 – July 31, 2012	1	$14.40	—	—
Aug 1 – Aug 31, 2012	<1	$14.63	—	—
Sept 1 – Sept 30, 2012	<1	$14.26	—	—

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

None.

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

3.2

Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.2 to Nabors Industries Ltd.’s Form 10-Q (File No. 001-32657) filed with the Commission on August 3, 2012).

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

Date: November 2, 2012