Form 10-Q
period 2013-03-31
NABORS INDUSTRIES LTD
filed 2013-05-02
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

Commission File Number: 001-32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0363970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Crown House

Second Floor

4 Par-la-Ville Road

Hamilton, HM08

Bermuda

(441) 292-1510

(Address of principal executive office)

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of April 29, 2013 was 294,618,623.

NABORS INDUSTRIES LTD.  AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except per share amounts)	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$564,888	$524,922
Short-term investments	125,592	253,282
Assets held for sale	385,133	383,857
Accounts receivable, net	1,434,530	1,382,623
Inventory	245,495	251,133
Deferred income taxes	92,310	110,480
Other current assets	270,750	226,560
Total current assets	3,118,698	3,132,857
Long-term investments and other receivables	3,910	4,269
Property, plant and equipment, net	8,641,947	8,712,088
Goodwill	487,760	472,326
Investment in unconsolidated affiliates	64,598	61,690
Other long-term assets	268,544	272,792
Total assets	$12,585,457	$12,656,022

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$435	$364
Trade accounts payable	492,894	499,010
Accrued liabilities	533,218	599,380
Income taxes payable	64,599	33,628
Total current liabilities	1,091,146	1,132,382
Long-term debt	4,379,758	4,379,336
Other long-term liabilities	490,559	518,664
Deferred income taxes	570,121	599,335
Total liabilities	6,531,584	6,629,717

Commitments and contingencies (Note 9)
Subsidiary preferred stock (Note 8)	69,188	69,188

Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 323,019 and 318,813, respectively	323	319
Capital in excess of par value	2,368,347	2,337,244
Accumulated other comprehensive income	343,143	431,595
Retained earnings	4,206,628	4,120,398
Less: treasury shares, at cost, 28,414 common shares	(944,627)	(944,627)
Total shareholders’ equity	5,973,814	5,944,929
Noncontrolling interest	10,871	12,188
Total equity	5,984,685	5,957,117
Total liabilities and equity	$12,585,457	$12,656,022

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012

Revenues and other income:
Operating revenues	$1,578,645	$1,890,426
Earnings (losses) from unconsolidated affiliates	2,895	(68,669)
Investment income (loss)	79,421	20,252
Total revenues and other income	1,660,961	1,842,009

Costs and other deductions:
Direct costs	1,026,042	1,184,816
General and administrative expenses	132,545	136,346
Depreciation and amortization	273,365	247,621
Interest expense	60,008	62,654
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	59,807	(1,840)
Total costs and other deductions	1,551,767	1,629,597
Income (loss) from continuing operations before income taxes	109,194	212,412
Income tax expense (benefit):
Current	18,829	26,006
Deferred	(7,557)	43,038
Total income tax expense (benefit)	11,272	69,044
Subsidiary preferred stock dividend	750	750
Income (loss) from continuing operations, net of tax	97,172	142,618
Income (loss) from discontinued operations, net of tax	2,046	(8,795)
Net income (loss)	99,218	133,823
Less: Net (income) loss attributable to noncontrolling interest	(97)	267
Net income (loss) attributable to Nabors	$99,121	$134,090

Earnings (losses) per share:
Basic from continuing operations	$0.33	$0.50
Basic from discontinued operations	0.01	(0.04)
Total Basic	$0.34	$0.46

Diluted from continuing operations	$0.33	$0.49
Diluted from discontinued operations	—	(0.03)
Total Diluted	$0.33	$0.46

Weighted-average number of common shares outstanding:
Basic	291,687	288,538
Diluted	294,170	291,709

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012

Net income (loss) attributable to Nabors	$99,121	$134,090
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(23,265)	17,266
Unrealized gains/(losses) on marketable securities	10,139	12,223
Less: reclassification adjustment for (gains)/losses included in net income (loss) (Note 11)	(75,974)	(12,465)
Unrealized gains/(losses) on marketable securities	(65,835)	(242)
Pension liability amortization	281	260
Unrealized gains/(losses) on cash flow hedges	153	191
Other comprehensive income (loss), before tax	(88,666)	17,475
Income tax expense (benefit) related to items of other comprehensive income (loss)	(214)	(3,724)
Other comprehensive income (loss), net of tax	(88,452)	21,199
Comprehensive income (loss) attributable to Nabors	10,669	155,289
Net income (loss) attributable to noncontrolling interest	97	(267)
Translation adjustment attributable to noncontrolling interest	(1,414)	243
Comprehensive income (loss) attributable to noncontrolling interest	(1,317)	(24)
Comprehensive income (loss)	$9,352	$155,265

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012

Cash flows from operating activities:
Net income (loss) attributable to Nabors	$99,121	$134,090
Adjustments to net income (loss):
Depreciation and amortization	273,423	247,661
Deferred income tax expense (benefit)	(5,371)	38,802
Losses (gains) on investments, net	(78,655)	(19,323)
Share-based compensation	32,853	4,454
Foreign currency transaction losses (gains), net	4,316	(435)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(2,896)	68,668
Other	12,925	5,620
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(61,399)	(137,696)
Inventory	5,500	7,883
Other current assets	(33,829)	(7,191)
Other long-term assets	16,233	7,620
Trade accounts payable and accrued liabilities	(58,924)	(119,195)
Income taxes payable	11,327	7,390
Other long-term liabilities	(31,123)	5,835
Net cash provided by operating activities	183,501	244,183
Cash flows from investing activities:
Purchases of investments	—	(791)
Sales and maturities of investments	142,336	23,478
Investment in unconsolidated affiliate	(12)	—
Cash paid for acquisition of businesses, net	(37,516)	—
Capital expenditures	(235,539)	(473,687)
Proceeds from sales of assets and insurance claims	6,605	21,321
Net cash used for investing activities	(124,126)	(429,679)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(1,975)	(2,269)
Dividends to shareholders	(12,891)	—
Proceeds from revolving credit facility	—	150,000
Proceeds from (payments for) issuance of common shares	1,027	(5,320)
Reduction in long-term debt	—	(1,072)
Purchase of restricted stock	(2,773)	(1,769)
Tax (expense) benefit related to share-based awards	(4)	(31)
Other	(34)	—
Net cash (used for) provided by financing activities	(16,650)	139,539
Effect of exchange rate changes on cash and cash equivalents	(2,759)	1,404
Net increase (decrease) in cash and cash equivalents	39,966	(44,553)
Cash and cash equivalents, beginning of period	524,922	398,575
Cash and cash equivalents, end of period	$564,888	$354,022

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2011	317,042	$317	$2,287,743	$321,264	$3,956,364	$(977,873)	$13,402	$5,601,217
Net income (loss)					134,090		(267)	133,823
Other comprehensive income (loss), net of tax				21,199			243	21,442
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	972		(5,320)					(5,320)
Capital contribution from forgiveness of liability, net of tax			62,734					62,734
Issuance of treasury shares, net of tax benefit			(25,496)			33,246		7,750
Share-based compensation			4,454					4,454
Other	717	1	(1,800)				(1,121)	(2,920)
As of March 31, 2012	318,731	$318	$2,322,315	$342,463	$4,090,454	$(944,627)	$12,257	$5,823,180

As of December 31, 2012	318,813	$319	$2,337,244	$431,595	$4,120,398	$(944,627)	$12,188	$5,957,117
Net income (loss)					99,121		97	99,218
Dividends to shareholders ($.04/share)					(12,891)			(12,891)
Other comprehensive income (loss), net of tax				(88,452)			(1,414)	(89,866)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	108		1,027					1,027
Share-based compensation			32,853					32,853
Other	4,098	4	(2,777)					(2,773)
As of March 31, 2013	323,019	$323	$2,368,347	$343,143	$4,206,628	$(944,627)	$10,871	$5,984,685

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

Nabors has grown from a land drilling business centered in the U.S. lower 48 states, Canada and Alaska to a global business aimed at optimizing the entire well life cycle, with operations on land and offshore in most of the major oil and gas markets in the world. The majority of our business is conducted through two business lines:

Drilling & Rig Services

This business line is comprised of our global drilling rig operations and drilling-related services, consisting of equipment manufacturing, instrumentation optimization software and directional drilling services.

Completion & Production Services

This business line is comprised of our operations involved in the completion, life-of-well maintenance and eventual plugging and abandonment of a well.  These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management.

As a global provider of services for oil and natural gas wells, on land and offshore, Nabors’ fleet of rigs and equipment includes:

•                  473 actively marketed land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada and over 20 other countries throughout the world.

•                  442 actively marketed rigs for land well-servicing and workover services in the United States and approximately 104 rigs for land well-servicing and workover services in Canada.

We are also a leading provider of offshore platform workover and drilling rigs, and actively market 37 platform, 7 jackup and 4 barge rigs in the United States, including the Gulf of Mexico, and multiple international markets. In addition, we provide completion and production services, including hydraulic fracturing, cementing, nitrogen and acid pressure pumping services with over 800,000 hydraulic horsepower in key basins throughout the United States and Canada.

In addition to the foregoing services,

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

•                  We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets five rigs in addition to the rigs we lease to the joint venture.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), our wholly owned subsidiary.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).  In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2013, as well as the results of our operations, other comprehensive income, cash flows and changes in equity for the three months ended March 31, 2013 and 2012, in accordance with GAAP.  Interim results for the three months ended March 31, 2013 may not be indicative of results that will be realized for the full year ending December 31, 2013.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Raw materials	$138,380	$148,822
Work-in-progress	42,590	45,733
Finished goods	64,525	56,578
	$245,495	$251,133

Goodwill

The carrying amount and changes in recorded goodwill for our business lines as of and for the three months ended March 31, 2013 were as follows:

		Acquisitions
		and
	Balance at	Purchase		Disposals	Cumulative	Balance at
	December 31,	Price		and	Translation	March 31,
	2012	Adjustments		Impairments	Adjustment	2013
	(In thousands)
Drilling & Rig Services:
U.S.	$50,149	$—		$—	$—	$50,149
International	—	—		—	—	—
Rig Services	32,113	15,828	(1)	—	(394)	47,547
Subtotal Drilling & Rig Services	82,262	15,828		—	(394)	97,696
Completion & Production Services	390,064	—		—	—	390,064
Total	$472,326	$15,828		$—	$(394)	$487,760

(1)         Represents the goodwill recorded in connection with our acquisition of Navigate Energy Services, Inc. (“NES”). See Note 11 - Supplemental Information for additional discussion.

Recent Accounting Pronouncements

In February 2013, we adopted the revised provisions from the Financial Accounting Standards Board relating to presentation of other comprehensive income.  Companies are required to report the effect and details of significant reclassifications out of accumulated other comprehensive income on the specific components of net income. The provisions are effective for reporting periods beginning after December 15, 2012.  The presentation of these amounts did not have an impact on our consolidated financial statements.

Note 3 Cash and Cash Equivalents and Short-term Investments

Our cash and cash equivalents and short-term investments consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$564,888	$524,922
Short-term investments:
Trading equity securities	$—	$52,705
Available-for-sale equity securities	97,118	174,610
Available-for-sale debt securities	28,474	25,967
Total short-term investments	$125,592	$253,282

Certain information related to our cash and cash equivalents and short-term investments follows:

	March 31, 2013			December 31, 2012
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$564,888	$—	$—	$524,922	$—	$—
Short-term investments:
Trading equity securities	—	—	—	52,705	46,981	—
Available-for-sale equity securities	97,118	69,849	(2,272)	174,610	137,282	(1,030)
Available-for-sale debt securities:
Commercial paper and CDs	88	—	—	206	—	—
Corporate debt securities	26,550	4,642	—	23,399	1,870	—
Mortgage-backed debt securities	218	14	—	244	15	—
Mortgage-CMO debt securities	253	6	(3)	523	10	(3)
Asset-backed debt securities	1,365	—	(91)	1,595	28	(192)
Total available-for-sale debt securities	28,474	4,662	(94)	25,967	1,923	(195)
Total available-for-sale securities	125,592	74,511	(2,366)	200,577	139,205	(1,225)
Total short-term investments	125,592	74,511	(2,366)	253,282	186,186	(1,225)
Total cash, cash equivalents and short-term investments	$690,480	$74,511	$(2,366)	$778,204	$186,186	$(1,225)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of March 31, 2013
	Less Than 12 Months		More Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Available-for-sale equity securities	$16,622	$2,272	$—	$—
Available-for-sale debt securities: (1)
Mortgage-CMO debt securities	109	3	—	—
Asset-backed debt securities	819	1	546	90
Total available-for-sale debt securities	928	4	546	90
Total	$17,550	$2,276	$546	$90

(1)         Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities.  Each of these securities has a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered to be of high credit quality.  In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements.  We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other-than-temporary at March 31, 2013.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at March 31, 2013, classified by time to contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
March 31, 2013
(In thousands)
Debt securities:
Due in one year or less	$88
Due after one year through five years	20,150
Due in more than five years	8,236
Total debt securities	$28,474

Certain information regarding our debt and equity securities is presented below:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Available-for-sale
Proceeds from sales and maturities	$86,601	$18,437
Realized gains (losses), net	$75,974	$12,465

Note 4 Fair Value Measurements

The following table sets forth, by level within the fair-value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2013.  Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter.  During the three months ended March 31, 2013, there were no transfers of our financial assets between Level 1 and Level 2 measures.  Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities from energy industry	$96,256	$862	$—	$97,118
Available-for-sale debt securities:
Commercial paper and CDs	88	—	—	88
Corporate debt securities	—	26,550	—	26,550
Mortgage-backed debt securities	—	218	—	218
Mortgage-CMO debt securities	—	253	—	253
Asset-backed debt securities	1,365	—	—	1,365
Total short-term investments	$97,709	$27,883	$—	$125,592

Nonrecurring Fair Value Measurements

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily to assets held-for-sale, goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination, asset retirement obligations and our contractual pipeline commitment.

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our long-term debt and subsidiary preferred stock is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6.15% senior notes due February 2018	$969,012	$1,114,620	$968,708	$1,164,813
9.25% senior notes due January 2019	1,125,000	1,451,846	1,125,000	1,492,819
5.00% senior notes due September 2020	697,724	744,198	697,648	770,707
4.625% senior notes due September 2021	697,967	705,810	697,907	755,517
Subsidiary preferred stock	69,188	68,625	69,188	68,625
Revolving credit facility	890,000	890,000	890,000	890,000
Other	490	490	437	437
	$4,449,381	$4,975,589	$4,448,888	$5,142,918

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of March 31, 2013, our short-term investments were carried at fair market value and included $125.6 million in securities classified as available-for-sale.  As of December 31, 2012, our short-term investments were carried at fair market value and included $200.6 million and $52.7 million in securities classified as available-for-sale and trading, respectively.

Note 5 Share-Based Compensation

We have several share-based employee and director compensation plans, which are more fully described in Note 8 — Share-Based Compensation in our 2012 Annual Report. Total share-based compensation expense, which includes stock options and restricted stock, totaled $32.9 million and $4.5 million for the three months ended March 31, 2013 and 2012, respectively. Total share-based compensation expense for the three months ended March 31, 2013 included a one-time stock grant valued at $27.0 million, which vested immediately, in connection with the termination of the 2009 employment agreement with Anthony Petrello, our Chairman, President and Chief Executive Officer. This compensation expense has been recognized in other (losses) gains on sales and disposals of long-lived assets and other expense (income), net in our consolidated statement of income (loss).  See Note 9 — Commitments and Contingencies for additional discussion. All other share-based compensation expense is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments.  See Note 13 — Segment Information.

During the three months ended March 31, 2013 and 2012, we awarded 4,414,960 and 907,786 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors.  Some of the restricted stock awards made during the three months ended March 31, 2013 contain provisions relating to market conditions or performance measures, which may affect the grant date or vesting of such awards. These awards had an aggregate value at their grant date of $71.9 million and $19.0 million, respectively.  The fair value of restricted stock that vested during the three months ended March 31, 2013 and 2012 was $35.5 million and $8.2 million, respectively.

During the three months ended March 31, 2013 and 2012, we awarded options vesting over periods up to four years to purchase 37,825 and 621,000 of our common shares, respectively, to our employees and directors.  The fair value of stock options granted during the three months ended March 31, 2013 and 2012 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2012
Weighted average fair value of options granted	$15.96	$22.20
Weighted average risk free interest rate	0.57%	0.64%
Dividend yield	0.74%	0.00%
Volatility (1)	51.01%	56.02%
Expected life	4.0 years	4.0 years

(1)                                                         Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $.7 million and $4.9 million, respectively.  Additionally, the intrinsic value of stock options surrendered during the three months ended March 31, 2012 was $17.9 million.  The total fair value of stock options that vested during the three months ended March 31, 2013 and 2012 was $3.8 million and $7.5 million, respectively.

Note 6 Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
6.15% senior notes due February 2018	$969,012	$968,708
9.25% senior notes due January 2019	1,125,000	1,125,000
5.00% senior notes due September 2020	697,724	697,648
4.625% senior notes due September 2021	697,967	697,907
Revolving credit facility	890,000	890,000
Other	490	437
	$4,380,193	$4,379,700
Less: current portion	435	364
	$4,379,758	$4,379,336

Revolving Credit Facility

At March 31, 2013, we had $610 million of remaining availability from a total of $1.5 billion under our existing revolving credit facility. The weighted average interest rate on borrowings at March 31, 2013 was 1.51%.  The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at March 31, 2013 and December 31, 2012. If we should fail to perform our obligations under the covenants, the revolving credit commitment could be terminated and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 7 Common Shares

During the three months ended March 31, 2013, our employees exercised vested options and surrendered unexercised vested stock options to acquire .1 million of our common shares, resulting in proceeds of $1.0 million. During the three months ended March 31, 2012, our employees exercised vested options and surrendered unexercised vested stock options to acquire 1.0 million of our common shares. We received $15.7 million relating to exercised options. We used approximately $21.0 million to repurchase surrendered unexercised vested options and to satisfy related tax withholding obligations pursuant to stock option share settlements and exercises by some employees. For the three months ended March 31, 2013 and 2012, we withheld .2 million and .1 million, respectively, of our common shares with a fair value of $2.8 million and $1.8 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

On February 27, 2013, a cash dividend of $0.04 per share was declared for shareholders of record on March 11, 2013. The dividend was paid on March 28, 2013 in the amount of $12.9 million and was charged to retained earnings in our consolidated statement of changes in equity for the three months ended March 31, 2013.

Note 8 Subsidiary Preferred Stock

As of March 31, 2013, dividends on outstanding shares of preferred stock had been declared and paid in full with respect to each quarter since their issuance.

Note 9 Commitments and Contingencies

Commitments

Employment Contracts

Mr. Petrello’s compensation during 2012 was governed by his employment agreement that was amended in 2009.  During the first quarter of 2013, the Compensation Committee terminated that agreement and authorized a new agreement effective January 1, 2013 that significantly restructured Mr. Petrello’s compensation arrangements.

The new employment agreement provides for an initial term of five years, with automatic one-year extensions at the end of each term, subject to a 90-day notice of termination provided within the agreement. Mr. Petrello’s base salary was set at $1.7 million. In addition, the new employment agreement provides for an annual cash bonus targeted at base salary, with a cap of twice that amount, based on the achievement of certain financial and operational performance metrics and defined performance criteria.

The new employment agreement also provides for long-term equity incentive awards.  Mr. Petrello may receive restricted stock that may or may not vest depending upon the Company’s performance relative to a Performance Peer Group (as defined) over a three-year period (“TSR Shares”).  The agreement provides that the target number of TSR Shares that will vest is valued at 150% of base salary, with a maximum number of TSR Shares valued at twice that amount.  In addition, Mr. Petrello’s employment agreement provides for long-term equity incentive awards in the form of restricted stock based upon the achievement of specific financial or operational objectives (“Performance Shares”).  Once earned, Performance Shares are then subject to three-year vesting requirements.  Performance Shares are targeted at 200% of base salary, with a maximum award of twice that amount, and are also subject to a minimum threshold before any amount can be earned.

In connection with the termination of his old employment agreement, and because the long-term incentives subject to TSR shares do not begin to vest until 2016, Mr. Petrello received incentives in the form of a one-time stock grant valued at $27 million, which vested immediately, $18 million in cash, and a one-time award of restricted shares valued at $15 million and scheduled to vest through 2016.  The one-time stock grant and cash payment is included in Losses (gains) on sales and disposals of long-lived assets and other expense (income), net in our consolidated statement of income (loss) for the three months ended March 31, 2013.

Mr. Petrello participates in the Company’s Executive Deferred Compensation Plan (“Executive Plan”).  For each quarter during 2010 through 2012, Nabors credited $250,000 to his account under the plan. Effective January 1, 2013, for each quarter Mr. Petrello remains employed through the first quarter of 2019, Nabors will credit $300,000 to his account under the plan.

Mr. Petrello may also participate in pension and welfare plans on the same basis as other executives, and may receive special bonuses from time to time as determined by the Board.

Termination in the event of death, disability, or termination without cause (including in the event of a change in control). Mr. Petrello’s new employment agreement provides for severance payments in the event the agreement is terminated (i) by Nabors prior to the expiration date of the agreement for any reason other than for cause, or (ii) by Mr. Petrello for constructive termination without cause, each as defined in the employment agreement. Termination in the event of a change in control (as defined in the employment agreement) is considered a constructive termination without cause. Mr. Petrello would have the right to receive within 30 days of a termination without cause or constructive termination without cause, 2.99 times the average of his base salary and annual cash bonus during the three fiscal years preceding the termination.

Mr. Petrello’s new employment agreement continues to provide that, upon death, disability, termination without cause, or constructive termination without cause, he would receive (a) any unvested restricted stock outstanding (except for TSR Shares), which will immediately and fully vest; (b) any unvested outstanding stock options, which will immediately and fully vest; (c) any amounts earned, accrued or owing to him but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites), which will be continued through the later of the expiration date or three years after the termination date; (d) continued participation in medical, dental and life insurance coverage until he receives equivalent benefits or coverage through a subsequent employer or until his death or the death of his spouse, whichever is later; and (e) certain perquisites and any other or additional benefits in accordance with applicable plans and programs of Nabors, including distribution of account balances under the Company’s Executive Plan. In addition, under the new agreement, any unvested TSR Shares at the time of termination for these reasons will vest at target levels; and any unearned Performance Shares will be deemed earned at the maximum level (in the case of death or disability, on a pro rata basis). The Compensation Committee provided for the vesting of outstanding restricted stock, including Performance Shares, and outstanding stock options because in each instance those awards have already been earned based upon performance at the time of grant.

Other Obligations. In addition to salary and bonus, Mr. Petrello receives group life insurance at an amount at least equal to three times his base salary, various split-dollar life insurance policies, reimbursement of expenses and various perquisites. Premiums payable under the split-dollar life insurance policies were suspended in 2002 as a result of the adoption of the Sarbanes-Oxley Act.

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

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date, as well as future tax savings resulting from our 2002 corporate reorganization.  See Note 13 — Income Taxes to our 2012 Annual Report for additional discussion.

In 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexico branch for 2003. The notice proposed to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003.  The notice also proposed to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. NDIL’s Mexico branch took similar deductions for depreciation and labor expenses from 2004 to 2008.  In 2009, the government proposed similar assessments against the Mexico branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006.  We anticipate that a similar assessment will eventually be proposed against NDIL through 2008 and against NDIL II for 2007 to 2010.  Although Nabors and its tax advisors previously concluded that the deductions were appropriate for each of the years, a reserve has been recorded in accordance with GAAP.  During 2013, we reached a negotiated settlement for NDIL’s 2003, 2005 and 2006 tax years (the statute of limitations had previously expired on the 2004 year) and NDIL II’s 2006 tax year. Accordingly, the corresponding reserves have been reduced by approximately $20 million during the first quarter of 2013. After this settlement, the remaining amounts assessed or expected to be assessed in the aggregate, range from $30 million to $35 million, for which reserves are recorded in accordance with GAAP. If we ultimately do not prevail, we would be required to recognize additional tax for any amount in excess of the current reserve.

Self-Insurance

We estimate the level of our liability related to self-insured claims, and record reserves for these amounts in our consolidated financial statements. Our estimates are based on the facts and circumstances specific to existing claims and our past experience with similar claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid and are actuarially supported.  Although we believe our insurance coverage and reserve estimates are reasonable, a significant accident or other event that is not fully covered by insurance or contractual indemnity could occur and could materially affect our financial position and results of operations for a particular period.

We self-insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Some workers’ compensation claims, employers’ liability and marine employers’ liability claims are subject to a $2.0 million per-occurrence deductible.  Some automobile liability claims are subject to a $1.0 million deductible.  General liability claims are subject to a $5.0 million per-occurrence deductible.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2013	2014	2015	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$68,312	7,126	—	97	$75,535

Note 10 Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$97,172	$142,618
Less: net (income) loss attributable noncontrolling interest	(97)	267
Less: earnings allocated to unvested shareholders	(814)	—
Adjusted income (loss) from continuing operations - basic and diluted	$96,261	$142,885
Income (loss) from discontinued operations, net of tax	$2,046	$(8,795)

Earnings (losses) per share:
Basic from continuing operations	$0.33	$0.50
Basic from discontinued operations	0.01	(0.04)
Total Basic	$0.34	$0.46

Diluted from continuing operations	$0.33	$0.49
Diluted from discontinued operations	—	(0.03)
Total Diluted	$0.33	$0.46

Shares (denominator):
Weighted-average number of shares outstanding - basic	291,687	288,538
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	2,483	3,171
Weighted-average number of shares outstanding - diluted	294,170	291,709

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share were 12,452,263 and 11,763,048 shares during the three months ended March 31, 2013 and 2012, respectively.  In any period during which the average market price of our common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 11 Supplemental Information

Accrued liabilities include the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Accrued compensation	$153,828	$158,095
Deferred revenue	164,146	148,165
Other taxes payable	42,325	58,590
Workers’ compensation liabilities	22,645	22,645
Interest payable	33,109	90,878
Warranty accrual	6,745	6,436
Litigation reserves	28,421	26,782
Current liability to discontinued operations	60,291	68,961
Professional fees	3,146	2,989
Current deferred tax liability	12,172	10,721
Other accrued liabilities	6,390	5,118
	$533,218	$599,380

Investment income (loss) includes the following:

	Three Months Ended March 31,
	2013		2012
	(In thousands)

Interest and dividend income	$776		$1,355
Gains (losses) on investments, net	78,645	(1)	18,897	(2)
	$79,421		$20,252

(1)  Includes realized gains of $76.2 million from short-term and other long-term investments and net realized gains of $2.4 million from our trading securities.

(2)  Includes net unrealized gains of $6.0 million from our trading securities and $12.5 million realized gains from short-term and other long-term investments.

Losses (gains) on sales and disposals of long-lived assets and other expense (income), net includes the following:

	Three Months Ended March 31,
	2013		2012
	(In thousands)

Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$3,459		$(1,782)
Termination of employment contract	45,000	(1)	—
Litigation expenses	6,161		540
Foreign currency transaction losses (gains)	4,317		(455)
Losses (gains) on derivative instruments	—		(462)
Other losses (gains)	870		319
	$59,807		$(1,840)

(1)         Represents a one-time stock grant valued at $27 million, which vested immediately and $18 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 9 — Commitments and Contingencies for additional discussion.

The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands (a))
As of January 1, 2012	$(3,254)	$45,179	$(7,378)	$286,717	$321,264
Other comprehensive income (loss) before reclassifications	—	12,198	—	17,266	29,464
Amounts reclassified from accumulated other comprehensive income (loss)	131	(8,555)	159	—	(8,265)
Net other comprehensive income (loss)	131	3,643	159	17,266	21,199
As of March 31, 2012	$(3,123)	$48,822	$(7,219)	$303,983	$342,463

As of January 1, 2013	$(2,793)	$134,229	$(7,632)	$307,791	$431,595
Other comprehensive income (loss) before reclassifications	—	10,069	—	(23,265)	(13,196)
Amounts reclassified from accumulated other comprehensive income (loss)	94	(75,523)	173	—	(75,256)
Net other comprehensive income (loss)	94	(65,454)	173	(23,265)	(88,452)
As of March 31, 2013	$(2,699)	$68,775	$(7,459)	$284,526	$343,143

(a)           All amounts are net of tax. Amounts in parentheses indicate debits.

Unrealized (gains) losses on our available-for-sale securities that were reclassified from net income include the following:

	Three Months Ended March 31,
Line item in consolidated statement of income (loss)	2013	2012
	(In thousands)

Investment income (loss)	$(75,974)	$(12,465)
Interest expense	(153)	(191)
General and administrative expenses	(281)	(260)
Total before tax	$(75,540)	$(12,014)
Tax expense (benefit)	284	3,749
Reclassification adjustment for (gains)/losses included in net income (loss)	$(75,256)	$(8,265)

In January 2013, we purchased the business of NES for a total cash price of approximately $37.5 million.  This business expands our technology and development capability for drilling and measurement tools and services, and is included in our Rig Services operating segment.  The purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair value estimates as of January 18, 2013.  The excess of the purchase price over the fair values of the assets acquired was recorded as goodwill in the amount of $15.8 million.

Note 12 Assets Held-for-Sale and Discontinued Operations

Assets Held-for-Sale

Assets held-for-sale included the following:

	March 31,		December 31,
Assets Held-for-Sale	2013		2012
	(In thousands)
Oil and Gas (1)	$378,864		$377,625
Rig Services	6,269	(2)	6,232
	$385,133		$383,857

(1)         Oil and Gas represents a former operating segment of the Company.  We began marketing efforts during 2010 to sell the oil and gas investments.  As of December 2012, all remaining assets relating to oil and gas are classified as held-for-sale.

(2)         On April 1, 2013, we sold our business that provides logistics services for onshore drilling using helicopter and fixed-wing aircraft for a price of $9.3 million.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates
Oil and Gas	$9,989	$3,301
Rig Services	$4,037	$4,862

Income (loss) from Oil and Gas discontinued operations:
Income (loss) from discontinued operations	$2,070	$(5,488)
Impairment charges or other gains and losses on sale of wholly owned assets	(2,000)	(5,129)
Less: income tax expense (benefit)	23	(2,815)
Income (loss) from Oil and Gas discontinued operations, net of tax	$47	$(7,802)

Income (loss) from Rig Services discontinued operations:
Income (loss) from discontinued operations	$2,918	$(1,356)
Impairment charges or other gains and losses on sale of long-lived assets	(253)	27
Less: income tax expense (benefit)	666	(336)
Income (loss) from Rig Services discontinued operations, net of tax	$1,999	$(993)

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At March 31, 2013, our undiscounted contractual commitments for these contracts approximated $321.9 million,and we had liabilities of $192.6 million, $60.3 million of which were classified as current and are included in accrued liabilities.  At December 31, 2012, we had liabilities of $206 million, $69 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Note 13 Segment Information

The following table sets forth financial information with respect to our operating segments:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations:
Drilling & Rig Services:
U.S.	$484,773	$627,105
Canada	126,867	144,735
International	321,516	306,465
Rig Services (1)	179,310	241,758
Subtotal Drilling & Rig Services (2)	1,112,466	1,320,063
Completion & Production Services:
Production Services	251,571	257,259
Completion Services	262,138	398,036
Subtotal Completion & Production Services (3)	513,709	655,295

Other reconciling items (4)	(44,635)	(153,601)
Total	$1,581,540	$1,821,757

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Adjusted income (loss) derived from operating activities from continuing operations:(5)
Drilling & Rig Services:
U.S.	$77,595	$166,733
Canada	30,518	43,146
International	21,469	21,138
Rig Services (1)	7,737	29,846
Subtotal Drilling & Rig Services (2)	137,319	260,863
Completion & Production Services:
Production Services	26,014	28,029
Completion Services	17,756	64,860
Subtotal Completion & Production Services (3)	43,770	92,889
Other reconciling items (6)	(31,501)	(38,216)
Total adjusted income (loss) derived from operating activities	$149,588	$315,536

U.S. oil and gas joint venture earnings (losses)	—	(62,562)
Interest expense	(60,008)	(62,654)
Investment income (loss)	79,421	20,252
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(59,807)	1,840
Income (loss) from continuing operations before income taxes	$109,194	$212,412

	March 31,	December 31,
	2013	2012
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$4,191,963	$4,157,470
Canada	666,708	699,699
International	3,600,919	3,626,307
Rig Services	679,494	644,350
Subtotal Drilling & Rig Services (8)	9,139,084	9,127,826
Completion & Production Services (7) (9)	2,316,294	2,301,802
Other reconciling items (6) (10)	1,130,079	1,226,394
Total assets:	$12,585,457	$12,656,022

(1)         Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other businesses that are not aggregated into a reportable operating segment.

(2)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $2.8 million and $(6.1) million for the three months ended March 31, 2013 and 2012, respectively.

(3)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.1 million for the three months ended March 31, 2013.

(4)         Represents the elimination of inter-segment transactions and earnings (losses), net from our former U.S. unconsolidated oil and gas joint venture, accounted for using the equity method, of $(62.6) million for the three months ended March 31, 2012.  In December 2012, we sold our equity interest in the oil and gas joint venture.

(5)         Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization, and earnings (losses) from our former U.S. oil and gas joint venture from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. These amounts should not be used as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(6)         Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(7)         Reflects assets allocated to the line of business to conduct its operations. Further allocation to individual operating segments of Completion and Production Services is not available.

(8)         Includes $62.7 million and $59.9 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2013 and December 31, 2012,  respectively.

(9)         Includes $1.9 million and $1.8 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2013 and December 31, 2012, respectively.

(10)  Includes assets of $378.9 million and $377.6 million from oil and gas businesses classified as assets held-for-sale as of March 31, 2013 and December 31, 2012, respectively.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, statements of income (loss), statements of other comprehensive income (loss) and the statements of cash flows for the three months ended March 31, 2013 and 2012 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

We corrected our condensed consolidating statement of cash flows for classification of changes in inter-company balances between Nabors Delaware (Issuer) and Other Subsidiaries (Non-Guarantors) for the three months ended March 31, 2012 to present them as cash flows from investing activities rather than cash flows from operating activities.  For Nabors Delaware (Issuer), cash used for operating activities decreased $59.8 million and cash used for investing activities increased by the same amount for the three months ended March 31, 2012.  For Other Subsidiaries (Non-Guarantors), cash provided by operating activities decreased $59.8 million and cash used for investing activities decreased by the same amount for the three months ended March 31, 2012.  The impact of these revisions is not material to the related financial statements taken as a whole. Certain reclassifications to inter-company payable and receivable balances in the condensed consolidating balance sheet have been made to the prior period to conform to current period presentation, with no effect on our consolidated financial position, results of operations or cash flows.

Condensed Consolidating Balance Sheets

	March 31, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$946	$22,090	$541,852	$—	$564,888
Short-term investments	—	—	125,592	—	125,592
Assets held for sale	—	—	385,133	—	385,133
Accounts receivable, net	—	—	1,434,530	—	1,434,530
Inventory	—	—	245,495	—	245,495
Deferred income taxes	—	—	92,310	—	92,310
Other current assets	50	17,074	253,626	—	270,750
Total current assets	996	39,164	3,078,538	—	3,118,698
Long-term investments	—	—	3,910	—	3,910
Property, plant and equipment, net	—	36,429	8,605,518	—	8,641,947
Goodwill	—	—	487,760	—	487,760
Intercompany receivables	184,068	3,874	713,094	(901,036)	—
Investment in unconsolidated affiliates	5,788,937	5,272,011	600,500	(11,596,850)	64,598
Other long-term assets	—	30,934	237,610	—	268,544
Total assets	$5,974,001	$5,382,412	$13,726,930	$(12,497,886)	$12,585,457
	LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$435	$—	$435
Trade accounts payable	54	23	492,817	—	492,894
Accrued liabilities	134	33,660	499,424	—	533,218
Income taxes payable	—	—	64,599	—	64,599
Total current liabilities	188	33,683	1,057,275	—	1,091,146
Long-term debt	—	4,379,704	54	—	4,379,758
Other long-term liabilities	—	31,005	459,554	—	490,559
Deferred income taxes	—	(48,573)	618,694	—	570,121
Intercompany payable	—	901,036	—	(901,036)	—
Total liabilities	188	5,296,855	2,135,577	(901,036)	6,531,584
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,973,813	85,557	11,511,294	(11,596,850)	5,973,814
Noncontrolling interest	—	—	10,871	—	10,871
Total equity	5,973,813	85,557	11,522,165	(11,596,850)	5,984,685
Total liabilities and equity	$5,974,001	$5,382,412	$13,726,930	$(12,497,886)	$12,585,457

	December 31, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,639	$106,778	$416,505	$—	$524,922
Short-term investments	—	—	253,282	—	253,282
Assets held for sale	—	—	383,857	—	383,857
Accounts receivable, net	—	—	1,382,623	—	1,382,623
Inventory	—	—	251,133	—	251,133
Deferred income taxes	—	—	110,480	—	110,480
Other current assets	50	—	226,510	—	226,560
Total current assets	1,689	106,778	3,024,390	—	3,132,857
Long-term investments	—	—	4,269	—	4,269
Property, plant and equipment, net	—	37,300	8,674,788	—	8,712,088
Goodwill	—	—	472,326	—	472,326
Intercompany receivables	174,948	1,690,636	670,404	(2,535,988)	—
Investment in unconsolidated affiliates	5,769,518	5,129,458	395,246	(11,232,532)	61,690
Other long-term assets	—	31,904	240,888	—	272,792
Total assets	$5,946,155	$6,996,076	$13,482,311	$(13,768,520)	$12,656,022
	LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$364	$—	$364
Trade accounts payable	116	23	498,871	—	499,010
Accrued liabilities	1,110	91,520	506,750	—	599,380
Income taxes payable	—	—	33,628	—	33,628
Total current liabilities	1,226	91,543	1,039,613	—	1,132,382
Long-term debt	—	4,379,263	73	—	4,379,336
Other long-term liabilities	—	30,983	487,681	—	518,664
Deferred income taxes	—	(24,906)	624,241	—	599,335
Intercompany payable	—	2,535,988	—	(2,535,988)	—
Total liabilities	1,226	7,012,871	2,151,608	(2,535,988)	6,629,717
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,944,929	(16,795)	11,249,327	(11,232,532)	5,944,929
Noncontrolling interest	—	—	12,188	—	12,188
Total equity	5,944,929	(16,795)	11,261,515	(11,232,532)	5,957,117
Total liabilities and equity	$5,946,155	$6,996,076	$13,482,311	$(13,768,520)	$12,656,022

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,578,645	$—	$1,578,645
Earnings from unconsolidated affiliates	—	—	2,895	—	2,895
Earnings (losses) from consolidated affiliates	107,873	42,320	2,023	(152,216)	—
Investment income (loss)	—	16	79,405	—	79,421
Intercompany interest income	—	29	—	(29)	—
Total revenues and other income	107,873	42,365	1,662,968	(152,245)	1,660,961
Costs and other deductions:
Direct costs	—	—	1,026,042	—	1,026,042
General and administrative expenses	1,834	37	130,818	(144)	132,545
Depreciation and amortization	—	902	272,463	—	273,365
Interest expense	—	63,049	(3,041)	—	60,008
Intercompany interest expense	—	—	29	(29)	—
Losses (gains) on sales of long-lived assets and other expense (income), net	6,918	21	52,724	144	59,807
Total costs and other deductions	8,752	64,009	1,479,035	(29)	1,551,767
Income from continuing operations before income taxes	99,121	(21,644)	183,933	(152,216)	109,194
Income tax expense (benefit)	—	(23,667)	34,939	—	11,272
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuting operations, net of tax	99,121	2,023	148,244	(152,216)	97,172
Income (loss) from discontinued operations, net of tax	—	—	2,046	—	2,046
Net income (loss)	99,121	2,023	150,290	(152,216)	99,218
Less: Net (income) loss attributable to noncontrolling interest	—	—	(97)	—	(97)
Net income (loss) attributable to Nabors	$99,121	$2,023	$150,193	$(152,216)	$99,121

	Three Months Ended March 31, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,890,426	$—	$1,890,426
Earnings from unconsolidated affiliates	—	—	(68,669)	—	(68,669)
Earnings (losses) from consolidated affiliates	135,879	54,528	28,361	(218,768)	—
Investment income (loss)	—	—	20,252	—	20,252
Intercompany interest income	—	16,932	—	(16,932)	—
Total revenues and other income	135,879	71,460	1,870,370	(235,700)	1,842,009
Costs and other deductions:
Direct costs	—	—	1,184,816	—	1,184,816
General and administrative expenses	1,527	140	134,942	(263)	136,346
Depreciation and amortization	—	902	246,719	—	247,621
Interest expense	—	68,169	(5,515)	—	62,654
Intercompany interest expense	—	—	16,932	(16,932)	—
Losses (gains) on sales of long-lived assets and other expense (income), net	262	(433)	(1,932)	263	(1,840)
Total costs and other deductions	1,789	68,778	1,575,962	(16,932)	1,629,597
Income from continuing operations before income taxes	134,090	2,682	294,408	(218,768)	212,412
Income tax expense (benefit)	—	(19,183)	88,227	—	69,044
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuting operations, net of tax	134,090	21,865	205,431	(218,768)	142,618
Income (loss) from discontinued operations, net of tax	—	—	(8,795)	—	(8,795)
Net income (loss)	134,090	21,865	196,636	(218,768)	133,823
Less: Net (income) loss attributable to noncontrolling interest	—	—	267	—	267
Net income (loss) attributable to Nabors	$134,090	$21,865	$196,903	$(218,768)	$134,090

Condensed Consolidating Statements of Other Comprehensive Income

	Three Months Ended March 31, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$99,121	$2,023	$150,193	$(152,216)	$99,121
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	(23,265)	(52)	(23,317)	23,369	(23,265)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	10,139	185	10,324	(10,509)	10,139
Less: reclassification adjustment for (gains)/losses on marketable securities	(75,974)	(1,186)	(77,160)	78,346	(75,974)
Unrealized gains/(losses) on marketable securities	(65,835)	(1,001)	(66,836)	67,837	(65,835)
Pension liability amortization and adjustment	281	281	562	(843)	281
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before taxes	(88,666)	(619)	(89,438)	90,057	(88,666)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(214)	(214)	(487)	701	(214)
Other comprehensive income (loss), net of tax	(88,452)	(405)	(88,951)	89,356	(88,452)
Comprehensive income (loss) attributable to Nabors	10,669	1,618	61,242	(62,860)	10,669
Net income (loss) attributable to noncontrolling interest	97	—	97	(97)	97
Translation adjustment to noncontrolling interest	(1,414)	—	(1,414)	1,414	(1,414)
Comprehensive income (loss) attributable to noncontrolling interest	(1,317)	—	(1,317)	1,317	(1,317)
Comprehensive income (loss)	$9,352	$1,618	$59,925	$(61,543)	$9,352

	Three Months Ended March 31, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$134,090	$21,865	$196,903	$(218,768)	$134,090
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	17,266	(53)	17,213	(17,160)	17,266
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	12,223	64	12,287	(12,351)	12,223
Less: reclassification adjustment for (gains)/losses on marketable securities	(12,465)	(10,288)	(22,753)	33,041	(12,465)
Unrealized gains/(losses) on marketable securities	(242)	(10,224)	(10,466)	20,690	(242)
Pension liability amortization and adjustment	260	260	520	(780)	260
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	191	191	191	(382)	191
Other comprehensive income (loss) before taxes	17,475	(9,826)	7,458	2,368	17,475
Income tax expense (benefit) related to items of other comprehensive income (loss)	(3,724)	(3,724)	(7,508)	11,232	(3,724)
Other comprehensive income (loss), net of tax	21,199	(6,102)	14,966	(8,864)	21,199
Comprehensive income (loss) attributable to Nabors	155,289	15,763	211,869	(227,632)	155,289
Net income (loss) attributable to noncontrolling interest	(267)	—	(267)	267	(267)
Translation adjustment to noncontrolling interest	243	—	243	(243)	243
Comprehensive income (loss) attributable to noncontrolling interest	(24)	—	(24)	24	(24)
Comprehensive income (loss)	$155,265	$15,763	$211,845	$(227,608)	$155,265

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$1,144	$(138,791)	$308,348	$12,800	$183,501
Cash flows from investing activities:
Purchases of investments	—	—	—	—	—
Sales and maturities of investments	—	—	142,336	—	142,336
Proceeds from sale of unconsolidated affiliates	—	—	—	—	—
Investment in unconsolidated affiliates	—	—	(12)	—	(12)
Cash paid for acquisition of businesses, net	—	—	(37,516)	—	(37,516)
Capital expenditures	—	—	(235,539)	—	(235,539)
Proceeds from sales of assets and insurance claims	—	—	6,605	—	6,605
Cash paid for investments in consolidated affiliates	—	(100,000)	(200,000)	300,000	—
Changes in intercompany balances	—	54,192	(54,192)	—	—
Net cash provided by (used for) investing activities	—	(45,808)	(378,318)	300,000	(124,126)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(1,975)	—	(1,975)
Cash dividends paid	(12,891)	—	—	—	(12,891)
Proceeds from (payments for) issuance of common shares	1,027	—	—	—	1,027
Proceeds from (payments for) issuance of parent common shares to affiliates	12,800	—	—	(12,800)	—
Proceeds from parent contributions	—	100,000	200,000	(300,000)	—
Purchase of restricted stock	(2,773)	—	—	—	(2,773)
Tax benefit related to share-based awards	—	—	(4)	—	(4)
Other	—	(89)	55	—	(34)
Net cash (used for) provided by financing activities	(1,837)	99,911	198,076	(312,800)	(16,650)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,759)	—	(2,759)
Net increase (decrease) in cash and cash equivalents	(693)	(84,688)	125,347	—	39,966
Cash and cash equivalents, beginning of period	1,639	106,778	416,505	—	524,922
Cash and cash equivalents, end of period	$946	$22,090	$541,852	$—	$564,888

	Three Months Ended March 31, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$10,693	$(90,170)	$336,160	$(12,500)	$244,183
Cash flows from investing activities:
Purchases of investments	—	—	(791)	—	(791)
Sales and maturities of investments	—	—	23,478	—	23,478
Capital expenditures	—	—	(473,687)	—	(473,687)
Proceeds from sales of assets and insurance claims	—	—	21,321	—	21,321
Cash paid for investments in consolidated affiliates	—	—	—	—	—
Changes in intercompany balances	—	(59,830)	59,830	—	—
Net cash provided by (used for) investing activities	—	(59,830)	(369,849)	—	(429,679)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(2,269)	—	(2,269)
Proceeds from revolving credit facility	—	150,000	—	—	150,000
Proceeds from (payments for) issuance of common shares	(5,319)	—	(1)	—	(5,320)
Reduction in long-term debt	—	—	(1,072)	—	(1,072)
Purchase of restricted stock	(1,769)	—	—	—	(1,769)
Tax benefit related to share-based awards	—	—	(31)	—	(31)
Cash dividends paid	—	—	(12,500)	12,500	—
Net cash (used for) provided by financing activities	(7,088)	150,000	(15,873)	12,500	139,539
Effect of exchange rate changes on cash and cash equivalents	—	—	1,404	—	1,404
Net increase (decrease) in cash and cash equivalents	3,605	—	(48,158)	—	(44,553)
Cash and cash equivalents, beginning of period	203	21	398,351	—	398,575
Cash and cash equivalents, end of period	$3,808	$21	$350,193	$—	$354,022

Note 15 Subsequent Event

During April 2013, Nabors Delaware established a commercial paper program. This program allows the issuance from time to time up to $1.5 billion in commercial paper with maturity of no more than 397 days. Our commercial paper borrowings will be classified as long-term debt because the borrowings will be fully supported by availability under our revolving credit facility.  The revolving credit facility matures in November 2017, which is more than one year from now.  As of April 29, 2013, we issued $200 million in commercial paper, using the proceeds to reduce borrowings on our revolving credit facility.

On April 25, 2013, our Board of Directors declared a cash dividend of $0.04 per share to the holders of our common shares as of June 7, 2013 to be paid on June 28, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of March 31, 2013, and the related consolidated statements of income and other comprehensive income for the three-month periods ended March 31, 2013 and March 31, 2012 and the consolidated statements of cash flows and of changes in equity for the three-month periods ended March 31, 2013 and March 31, 2012.  This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income and other comprehensive income, changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
May 1, 2013

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A. — Risk Factors in our 2012 Annual Report.

Management Overview

This section is intended to help you understand our results of operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.

Nabors has grown from a land drilling business centered in the U.S. lower 48 states, Canada and Alaska to a global business aimed at optimizing the entire well life cycle, with operations on land and offshore in most of the major oil and gas markets in the world. The majority of our business is conducted through two business lines:

Drilling & Rig Services

This business line is comprised of our global drilling rig operations and drilling-related services, consisting of equipment manufacturing, instrumentation optimization software and directional drilling services.

Completion & Production Services

This business line is comprised of our operations involved in the completion, life-of-well maintenance and eventual plugging and abandonment of a well.  These product lines include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management.

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

The following table sets forth oil and natural gas price data per Bloomberg for the 12-month periods ending March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Average Henry Hub natural gas spot price ($/thousand cubic feet)	$3.01	$3.57	$(0.56)	(16)%
Average West Texas intermediate crude oil spot price ($/barrel)	$91.94	$97.15	$(5.21)	(5)%

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended March 31, 2013 totaled $1.6 billion, representing a decrease of $240.2 million, or 13%, as compared to the three months ended March 31, 2012.  Adjusted income derived from operating activities and net income (loss) from continuing operations for the three months ended March 31, 2013 totaled $149.6 million and $97.2 million ($0.33 per diluted share), respectively, representing decreases of 53% and 32%, respectively, compared to the three months ended March 31, 2012.

During the three months ended March 31, 2013, operating results continue to be negatively impacted by a depressed natural gas market, while drilling and completion activity in the oil markets have experienced demand and pricing deterioration year-over-year.  We believe gas and liquids prices are likely to remain weak through 2013.  Crude oil pricing has been more resilient, but remains volatile and potentially vulnerable, which keeps our customers’ forward-spending plans suppressed in the near term.  Projections of stable crude oil pricing at current levels and improving liquids pricing later in the year, if realized, should lead to increased domestic drilling activity later in 2013.  However, continuing additions of new rig capacity and improving rig efficiency will likely result in a continued oversupply of rigs for most, if not all, of the year.

Our international markets have been much slower to respond to improving oil prices during the last two years, and our results continue to be impacted by cost issues in several markets.  We expect these issues to abate as the year progresses, the rig supply-demand balance to generally tighten (leading to improving rates), several large projects to commence, and several other rigs to return to work, the combination of which should improve international results in 2013.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations:
Drilling & Rig Services:
U.S.	$484,773	$627,105	$(142,332)	(23)%
Canada	126,867	144,735	(17,868)	(12)%
International	321,516	306,465	15,051	5%
Rig Services (1)	179,310	241,758	(62,448)	(26)%
Subtotal Drilling & Rig Services (2)	1,112,466	1,320,063	(207,597)	(16)%
Completion & Production Services:
Production Services	251,571	257,259	(5,688)	(2)%
Completion Services	262,138	398,036	(135,898)	(34)%
Subtotal Completion & Production Services (3)	513,709	655,295	(141,586)	(22)%

Other reconciling items (4)	(44,635)	(153,601)	108,966	71%
Total	$1,581,540	$1,821,757	$(240,217)	(13)%

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted income (loss) derived from operating activities from continuing operations: (5)
Drilling & Rig Services:
U.S.	$77,595	$166,733	$(89,138)	(53)%
Canada	30,518	43,146	(12,628)	(29)%
International	21,469	21,138	331	2%
Rig Services (1)	7,737	29,846	(22,109)	(74)%
Subtotal Drilling & Rig Services (2)	137,319	260,863	(123,544)	(47)%
Completion & Production Services:
Production Services	26,014	28,029	(2,015)	(7)%
Completion Services	17,756	64,860	(47,104)	(73)%
Subtotal Completion & Production Services (3)	43,770	92,889	(49,119)	(53)%
Other reconciling items (6)	(31,501)	(38,216)	6,715	18%
Total adjusted income (loss) derived from operating activities	$149,588	$315,536	$(165,948)	(53)%

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Total adjusted income (loss) derived from operating activities (5)	$149,588	$315,536	$(165,948)	(53)%
U.S. oil and gas joint venture earnings (losses)	—	(62,562)	62,562	100%
Interest expense	(60,008)	(62,654)	2,646	4%
Investment income (loss)	79,421	20,252	59,169	292%
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(59,807)	1,840	(61,647)	n/m (7)
Income (loss) from continuing operations before income taxes	109,194	212,412	(103,218)	(49)%
Income tax expense (benefit)	11,272	69,044	(57,772)	(84)%
Subsidiary preferred stock dividend	750	750	—	—
Income (loss) from continuing operations, net of tax	$97,172	$142,618	$(45,446)	(32)%
Income (loss) from discontinued operations, net of tax	2,046	(8,795)	10,841	123%
Net income (loss)	99,218	133,823	(34,605)	(26)%
Less: Net (income) loss attributable to noncontrolling interest	(97)	267	(364)	(136)%
Net income (loss) attributable to Nabors	$99,121	$134,090	$(34,969)	(26)%

Diluted earnings (losses) per share:
Diluted from continuing operations	$0.33	$0.49
Diluted from discontinued operations	—	(0.03)
Total diluted	$0.33	$0.46

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
Rig activity:
Rig years: (8)
U.S.	189.6	239.1	(49.5)	(21)%
Canada	40.0	48.7	(8.7)	(18)%
International (9)	122.7	117.7	5.0	4%
Total rig years	352.3	405.5	(53.2)	(13)%
Rig hours: (10)
Production Services	212,298	213,026	(728)	—
Canada Production Services	48,027	57,044	(9,017)	(16)%
Total rig hours	260,325	270,070	(9,745)	(4)%

(1)              Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other businesses that are not aggregated into a reportable operating segment.

(2)              Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $2.8 million and $(6.1) million for the three months ended March 31, 2013 and 2012, respectively.

(3)              Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.1 million for the three months ended March 31, 2013.

(4)              Represents the elimination of inter-segment transactions and earnings (losses), net from our former U.S. unconsolidated oil and gas joint venture, accounted for using the equity method of $(62.6) million for the three months ended March 31, 2012. In December 2012, we sold our equity interest in the oil and gas joint venture.

(5)              Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization, and earnings (losses) from our former U.S. oil and gas joint venture from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. These amounts should not be used as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(6)             Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(7)              The number is so large that it is not meaningful.

(8)              Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(9)              International rig years includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years during each of the three months ended March 31, 2013 and 2012.

(10)       Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Drilling & Rig Services

Our Drilling & Rig Services business line is comprised of drilling on land and offshore, by geographic region. This business line also includes our drilling technology, top drive manufacturing, directional drilling, construction services and rig instrumentation and software businesses.

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Revenues	$484,773	$627,105	$(142,332)	(23)%
Adjusted income	$77,595	$166,733	$(89,138)	(53)%

Rig years	189.6	239.1	(49.5)	(21)%

Canada
Revenues	$126,867	$144,735	$(17,868)	(12)%
Adjusted income	$30,518	$43,146	$(12,628)	(29)%

Rig years	40.0	48.7	(8.7)	(18)%

International
Revenues	$321,516	$306,465	$15,051	5%
Adjusted income	$21,469	$21,138	$331	2%

Rig years	122.7	117.7	5.0	4%

Rig Services
Revenues	$179,310	$241,758	$(62,448)	(26)%
Adjusted income	$7,737	$29,846	$(22,109)	(74)%

U.S.

Our U.S. drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results for this segment decreased during the three months ended March 31, 2013 compared to the corresponding 2012 quarter, primarily due to lower average dayrates and decreases in drilling activity in both the lower 48 states and Alaska.

Canada

Operating revenues decreased during the three months ended March 31, 2013 compared to the corresponding 2012 quarter primarily as a result of decreases in drilling activity, partially offset by increased drilling dayrates.  While the first quarter is the seasonal peak for this segment, activity during the first quarter of 2013 was lower than the corresponding 2012 quarter due to decreased customer demand for gas-drilling activities related to the lower natural gas prices and a continued oversupply of natural gas in this market, resulting from lower prices.

International

Operating results were essentially flat off of slightly higher revenues during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increases in overall rig activity were mostly offset by lower margins.  Operating results were positively impacted by new activity in Papua New Guinea and additional rig activity in Saudi Arabia, partially offset by reduced rig activity in Colombia.

Rig Services

Operating results decreased primarily from our Canrig activities during the three months ended March 31, 2013 compared to the corresponding 2012 quarter due to lower demand in the United States and Canada drilling markets for top drives, rig instrumentation and data collection services from oil and gas exploration companies, along with lower third-party rental and RigWatchTM units, which generate higher margins.

Completion & Production Services

Our Completion & Production Services business line includes well-servicing, fluid logistics, workover operations and stimulation services in the U.S. and Canada.

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Production Services
Revenues	$251,571	$257,259	$(5,688)	(2)%
Adjusted income	$26,014	$28,029	$(2,015)	(7)%

Rig hours:
U.S.	212,298	213,026	(728)	—
Canada	48,027	57,044	(9,017)	(16)%

Completion Services
Revenues	$262,138	$398,036	$(135,898)	(34)%
Adjusted income	$17,756	$64,860	$(47,104)	(73)%

Production Services

Operating results decreased during the three months ended March 31, 2013 compared to the corresponding 2012 quarter, primarily attributable to the mix of higher and lower rate rigs working in our Canada markets. These decreases are partially offset by margin increases in well-servicing rates in our U.S. markets, despite continued pricing challenges.  Costs have increased in rig and truck utilization, as a result of capital invested over the past few years to increase our rig and truck fleets as well as frac tanks.

Completion Services

Operating revenues decreased during the three months ended March 31, 2013 compared to the corresponding 2012 quarter, primarily due to reduced customer activity in the Northeast, Rockies and South Texas regions.  This reduction in activity is partially due to existing customers pushing work to contract minimums.  In addition, there continues to be pricing pressure in the spot market activity for our spot crews.

OTHER FINANCIAL INFORMATION

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
General and administrative expenses	$132,545	$136,346	$(3,801)	(3)%

Depreciation and amortization	$273,365	$247,621	$25,744	10%

Interest expense	$60,008	$62,654	$(2,646)	(4)%

Investment income	$79,421	$20,252	$59,169	292%

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	$(59,807)	$1,840	$(61,647)	n/m (1)

(1)         The number is so large that it is not meaningful.

General and administrative expenses

General and administrative expenses decreased slightly during the three months ended March 31, 2013 compared to the corresponding 2012 quarter, primarily as a result of lower activities and cost-reduction efforts across all business units.  As a percentage of operating revenues, general and administrative expenses increased from 7.2% to 8.4% during the three months ended March 31, 2013 primarily as a result of the 13% drop in operating revenues and earnings from unconsolidated affiliates.

Depreciation and amortization

Depreciation and amortization expense increased during the three months ended March 31, 2013 compared to the corresponding 2012 quarter, as a result of the incremental depreciation expense from 26  newly constructed rigs placed into service since January  2012 in the U.S., and to the lesser extent, rig upgrades and other capital expenditures made during 2012 relating to our Drilling & Rig Services business line our U.S. and international markets.

Interest expense

Interest expense decreased during the three months ended March 31, 2013 compared to the corresponding 2012 quarter, primarily as a result of the redemption in August 2012 of our 5.375% senior notes, aggregate principal amount $275 million. The decrease was partially offset by interest expense increases related to interest on larger amounts outstanding under our revolving credit facility.

Investment income

Investment income for the three months ended March 31, 2013 was $79.4 million, primarily attributable to $76.2 million in gains realized from the sale of certain available-for-sale securities.  The balance was attributable to interest, dividend income or unrealized gains on the remaining portfolio of investments.

Investment income for the three months ended March 31, 2012 included a $12.5 million realized gain related to the sale of some of our debt securities, net unrealized gains of $6.0 million from our trading securities, and interest and dividend income of $1.4 million from our cash, other short-term and long-term investments.

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended March 31, 2013 was a net loss of $59.8 million, which included a one-time stock grant valued at $27 million, which vested immediately and $18 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement.  In addition, there were increases to our litigation reserves of $6.2 million, foreign currency exchange losses of approximately $4.3 million and net losses on sales and disposals of assets of approximately $3.5 million.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended March 31, 2012 was primarily comprised of net gains on sales and retirements of long-lived assets of approximately $1.8 million.

Income tax rate

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
Effective income tax rate from continuing operations	10%	33%	(23)%	(69)%

The changes in our effective tax rate during the three months ended March 31, 2013 compared to the corresponding 2012 quarter benefited from a lower effective tax rate, principally attributable to the settlement of a longstanding tax dispute.  In general, the effective tax rate reflects the proportion of income generated in the United States versus other countries where we operate. Income generated in the United States is generally taxed at a higher rate than other jurisdictions.

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

It is possible that future changes to the tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings resulting from our reorganization in 2002.

Assets Held-for-Sale

	March 31,		December 31,
Assets Held-for-Sale	2013		2012
	(In thousands)
Oil and Gas (1)	$378,864		$377,625
Rig Services	6,269	(2)	6,232
	$385,133		$383,857

(1)         Oil and Gas represents a former operating segment of the Company.  We began marketing efforts during 2010 to sell the oil and gas investments.  As of December 2012, all remaining assets relating to oil and gas are classified as held-for-sale.

(2)         On April 1, 2013, we sold our business that provides logistics services for onshore drilling using helicopter and fixed-wing aircraft for a price of $9.3 million.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At March 31, 2013, our undiscounted contractual commitments for these contracts approximated $321.9 million, and we had liabilities of $192.6 million, $60.3 million, of which were classified as current and are included in accrued liabilities.  At December 31, 2012, we had liabilities of $206 million, $69 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues and Earnings from unconsolidated affiliates
Oil and Gas	$9,989	$3,301	$6,688	203%
Rig Services	$4,037	$4,862	$(825)	(17)%

Income (loss) from discontinued operations
Oil and Gas	$47	$(7,802)	$7,849	101%
Rig Services	$1,999	$(993)	$2,992	301%

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2013 and 2012 below.

Operating Activities. Net cash provided by operating activities totaled $183.5 million during the three months ended March 31, 2013, compared to net cash provided by operating activities of $244.2 million during the corresponding 2012 quarter. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates.  Net income (loss) adjusted for non-cash components was approximately $335.7 million and $479.5 million during the three months ended March 31, 2013 and 2012, respectively.  Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows.  Changes in working capital items used $152.2 million and $235.4 million, respectively, in cash during the three months ended March 31, 2013 and 2012, respectively.

Investing Activities. Net cash used for investing activities totaled $124.1 million during the three months ended March 31, 2013 compared to net cash used for investing activities of $429.7 million during the corresponding 2012 quarter. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2013 and 2012, we used cash for capital expenditures totaling $235.5 million and $473.7 million, respectively. During the three months ended March 31, 2013, we sold our trading equity securities and some of our available-for-sale equity securities, providing $137.7 million in cash.

Financing Activities. Net cash used for financing activities totaled $16.7 million during the three months ended March 31, 2013 compared to net cash provided by financing activities of $139.5 million during the corresponding 2012 quarter.  During the three months ended March 31, 2012, we borrowed $150 million from revolving credit facility.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $1.1 — $1.2 billion.  Purchase commitments outstanding at March 31, 2013 totaled approximately $467.7 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities.  The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling and offshore rigs, pressure pumping and well-servicing equipment, and technology assets that we own and operate.  We can reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it.

We have historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of debt or our common shares. Future acquisitions may be funded using existing cash or by issuing debt or additional shares of our stock. Such capital expenditures and acquisitions will depend on our view of market conditions and other factors.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under Off-Balance Sheet Arrangements (Including Guarantees).

There have been no significant changes to our contractual cash obligations table that was included in our 2012 Annual Report.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility, and cash generated from operations. As of March 31, 2013, we had cash and short-term investments of $690.5 million and working capital of $2.0 billion.   As of December 31, 2012, we had cash and short-term investments of $778.2 million and working capital of $2.0 billion. At each of March 31, 2013 and December 31, 2012, we had $610 million of availability remaining under our $1.5 billion revolving credit facility.

In March 2013, we sold our trading securities and some of our available-for-sale securities for $137.7 million. During April 2013, Nabors Delaware established a commercial paper program, allowing the issuance up to $1.5 billion in commercial paper with maturity of no more than 397 days.  Subsequent to March 31, 2013, we used $200 million of borrowings from commercial paper issue and $150 million from cash to pay towards borrowings on outstanding amounts on our revolving credit facility. After giving effect to these transactions, we had $960 million of availability under our $1.5 billion revolving credit facility.

We had nine letter-of-credit facilities with various banks as of March 31, 2013. Availability under these facilities as of March 31, 2013 was as follows:

(In thousands)
Credit available	$331,613
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	(61,374)
Remaining availability	$270,239

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

Our gross debt to capital ratio was 0.42:1 as of March 31, 2013 and December 31, 2012, respectively. Our net debt to capital ratio was 0.38:1 as of March 31, 2013 and December 31, 2012, respectively. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital.  Total capital is defined as total debt plus shareholders’ equity. The net debt to capital ratio is calculated by dividing (x) net debt by (y) net capital. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments.  Net capital is the sum of net debt plus shareholders’ equity. Both of these ratios are used to calculate a company’s leverage in relation to its capital. Neither ratio measures operating performance or liquidity as defined by GAAP and, therefore, may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 7.4:1 as of March 31, 2013 and 7.9:1 as of December 31, 2012. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues and earnings (losses) from unconsolidated affiliates, direct costs and general administrative expenses less earnings (losses) from the U.S. oil and gas joint venture divided by (y) interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense.  The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2013	2014	2015	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$68,312	7,126	—	97	$75,535

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risk through changes in interest rates and foreign-currency risk arising from our operations in international markets as discussed in our 2012 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. Because we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

Our management, with the participation of the Chairman, President and Chief Executive Officer and the Principal Accounting and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chairman, President and Chief Executive Officer and the Principal Accounting and Financial Officer have concluded that, as of the end of the period, our disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed in those reports is accumulated and communicated to management, including the Chairman, President and Chief Executive Officer and the Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control Over Financial Reporting. There have not been any changes in the our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to Note 9 — Commitments and Contingencies for discussion of previously disclosed litigation contingencies

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2013 to the “Risk Factors” discussed in our 2012 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2013 from the distributions described below.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

(In thousands, except average price paid per share)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
Jan. 1 — Jan. 31, 2013	<1	$14.80	—	—
Feb. 1 — Feb. 28, 2013	45	$17.09	—	—
Mar. 1 — Mar. 31, 2013	121	$16.58	—	—

(1)         Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with vesting or exercise of restricted stock or stock options under our 2003 Employee Stock Plans.  The plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose.

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

10.1

Employment Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello effective as of January 1, 2013 (incorporated by reference to Exhibit 99.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on March 11, 2013).

10.2

Termination Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello effective December 31, 2012 and relating to Mr. Petrello’s Employment Agreement dated effective as of April 1, 2009 (incorporated by reference to Exhibit 99.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on March 11, 2013).

10.3

Stock Bonus Agreement dated March 7, 2013 among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.3 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on March 11, 2013).

10.4	Form of TSR Stock Grant between Nabors Industries, Inc. and Anthony G. Petrello.*

15	Awareness Letter of Independent Accountants*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer*

32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer (furnished herewith).*

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ R. Clark Wood
R. Clark Wood
Principal Accounting and
Financial Officer

Date:	May 1, 2013

Exhibit Index

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

10.1

Employment Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello effective as of January 1, 2013 (incorporated by reference to Exhibit 99.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on March 11, 2013).

10.2

Termination Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello effective December 31, 2012 and relating to Mr. Petrello’s Employment Agreement dated effective as of April 1, 2009 (incorporated by reference to Exhibit 99.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on March 11, 2013).

10.3

Stock Bonus Agreement dated March 7, 2013 among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.3 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on March 11, 2013).

10.4	Form of TSR Stock Grant between Nabors Industries, Inc. and Anthony G. Petrello.*

15	Awareness Letter of Independent Accountants*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer*

32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer (furnished herewith).*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*      Filed herewith.