Form 10-Q
period 2013-06-30
NABORS INDUSTRIES LTD
filed 2013-08-02
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of July 29, 2013 was 295,048,631.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share amounts)	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$508,128	$524,922
Short-term investments	99,832	253,282
Assets held for sale	351,263	383,857
Accounts receivable, net	1,342,386	1,382,623
Inventory	235,042	251,133
Deferred income taxes	103,779	110,480
Other current assets	252,402	226,560
Total current assets	2,892,832	3,132,857
Long-term investments and other receivables	3,629	4,269
Property, plant and equipment, net	8,577,586	8,712,088
Goodwill	487,252	472,326
Investment in unconsolidated affiliates	68,444	61,690
Other long-term assets	237,160	272,792
Total assets	$12,266,903	$12,656,022

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$11,445	$364
Trade accounts payable	498,081	499,010
Accrued liabilities	634,835	599,380
Income taxes payable	35,795	33,628
Total current liabilities	1,180,156	1,132,382
Long-term debt	4,071,191	4,379,336
Other long-term liabilities	464,465	518,664
Deferred income taxes	548,618	599,335
Total liabilities	6,264,430	6,629,717

Commitments and contingencies (Note 9)
Subsidiary preferred stock (Note 8)	69,188	69,188

Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share: Authorized common shares 800,000; issued 323,421 and 318,813, respectively	323	319
Capital in excess of par value	2,376,245	2,337,244
Accumulated other comprehensive income	299,016	431,595
Retained earnings	4,191,606	4,120,398
Less: treasury shares, at cost, 28,414 common shares	(944,627)	(944,627)
Total shareholders’ equity	5,922,563	5,944,929
Noncontrolling interest	10,722	12,188
Total equity	5,933,285	5,957,117
Total liabilities and equity	$12,266,903	$12,656,022

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Revenues and other income:
Operating revenues	$1,491,586	$1,737,114	$3,070,231	$3,627,540
Earnings (losses) from unconsolidated affiliates	1,360	(134,317)	4,255	(202,986)
Investment income (loss)	14,821	5,368	94,242	25,620
Total revenues and other income	1,507,767	1,608,165	3,168,728	3,450,174

Costs and other deductions:
Direct costs	999,192	1,123,256	2,025,234	2,308,072
General and administrative expenses	132,612	133,612	265,157	269,958
Depreciation and amortization	270,199	261,016	543,564	508,637
Interest expense	60,271	63,459	120,279	126,113
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	9,312	160,917	69,119	159,077
Total costs and other deductions	1,471,586	1,742,260	3,023,353	3,371,857
Income (loss) from continuing operations before income taxes	36,181	(134,095)	145,375	78,317
Income tax expense (benefit):
Current	11,381	34,698	30,210	60,704
Deferred	(5,209)	(70,890)	(12,766)	(27,852)
Total income tax expense (benefit)	6,172	(36,192)	17,444	32,852
Subsidiary preferred stock dividend	750	750	1,500	1,500
Income (loss) from continuing operations, net of tax	29,259	(98,653)	126,431	43,965
Income (loss) from discontinued operations, net of tax	(28,004)	24,690	(25,958)	15,895
Net income (loss)	1,255	(73,963)	100,473	59,860
Less: Net (income) loss attributable to noncontrolling interest	(5,616)	1,174	(5,713)	1,441
Net income (loss) attributable to Nabors	$(4,361)	$(72,789)	$94,760	$61,301

Earnings (losses) per share:
Basic from continuing operations	$0.08	$(0.34)	$0.41	$0.16
Basic from discontinued operations	(0.09)	0.09	(0.09)	0.05
Total Basic	$(0.01)	$(0.25)	$0.32	$0.21

Diluted from continuing operations	$0.08	$(0.34)	$0.41	$0.16
Diluted from discontinued operations	(0.09)	0.09	(0.09)	0.05
Total Diluted	$(0.01)	$(0.25)	$0.32	$0.21

Weighted-average number of common shares outstanding:
Basic	294,747	290,311	293,217	289,550
Diluted	297,119	290,311	295,644	292,185

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Net income (loss) attributable to Nabors	$(4,361)	$(72,789)	$94,760	$61,301
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(29,304)	(19,659)	(52,569)	(2,393)
Unrealized gains/(losses) on marketable securities	(5,137)	(5,008)	5,002	7,215
Less: reclassification adjustment for (gains)/losses included in net income (loss) (Note 11)	(12,183)	(19)	(88,157)	(12,484)
Unrealized gains/(losses) on marketable securities	(17,320)	(5,027)	(83,155)	(5,269)
Pension liability amortization	281	260	562	520
Unrealized gains/(losses) on cash flow hedges	153	191	306	382
Other comprehensive income (loss), before tax	(46,190)	(24,235)	(134,856)	(6,760)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,063)	140	(2,277)	(3,584)
Other comprehensive income (loss), net of tax	(44,127)	(24,375)	(132,579)	(3,176)
Comprehensive income (loss) attributable to Nabors	(48,488)	(97,164)	(37,819)	58,125
Net income (loss) attributable to noncontrolling interest	5,616	(1,174)	5,713	(1,441)
Translation adjustment attributable to noncontrolling interest	613	(216)	(801)	27
Comprehensive income (loss) attributable to noncontrolling interest	6,229	(1,390)	4,912	(1,414)
Comprehensive income (loss)	$(42,259)	$(98,554)	$(32,907)	$56,711

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012

Cash flows from operating activities:
Net income (loss) attributable to Nabors	$94,760	$61,301
Adjustments to net income (loss):
Depreciation and amortization	543,637	508,748
Depletion and other oil and gas expenses	14,182	151
Deferred income tax expense (benefit)	(20,720)	(15,404)
Impairments and other charges	34,983	159,950
Losses (gains) on investments, net	(91,140)	(21,400)
Share-based compensation	38,824	8,784
Foreign currency transaction losses (gains), net	7,311	2,285
Gain on sale of oil and gas operations	—	(48,486)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(3,891)	202,985
Other	15,422	12,586
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	22,556	(33,981)
Inventory	13,893	6,636
Other current assets	(3,402)	(26,906)
Other long-term assets	25,820	6,693
Trade accounts payable and accrued liabilities	38,216	(94,423)
Income taxes payable	(28,834)	(33,147)
Other long-term liabilities	(36,209)	15,565
Net cash provided by operating activities	665,408	711,937
Cash flows from investing activities:
Purchases of investments	—	(795)
Sales and maturities of investments	163,161	25,517
Proceeds from sales of unconsolidated affiliates	10,000	—
Investment in unconsolidated affiliate	(3,927)	—
Cash paid for acquisition of businesses, net	(37,516)	—
Capital expenditures	(500,368)	(967,861)
Proceeds from sales of assets and insurance claims	29,731	116,923
Other	(3,142)	—
Net cash used for investing activities	(342,061)	(826,216)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(8,686)	(2,060)
Dividends to shareholders	(23,552)	—
Proceeds from debt	11,569	—
Debt issuance costs	(87)	—
Proceeds from revolving credit facility	—	200,000
Proceeds from (payments for) commercial paper, net	295,000	—
Proceeds from (payments for) issuance of common shares	3,200	(5,066)
Reduction in long-term debt	(17,853)	(1,235)
Reduction in revolving credit facility	(590,000)	(150,000)
Purchase of restricted stock	(3,023)	(2,071)
Tax (expense) benefit related to share-based awards	—	(36)
Net cash (used for) provided by financing activities	(333,432)	39,532
Effect of exchange rate changes on cash and cash equivalents	(6,709)	(3,430)
Net increase (decrease) in cash and cash equivalents	(16,794)	(78,177)
Cash and cash equivalents, beginning of period	524,922	398,575
Cash and cash equivalents, end of period	$508,128	$320,398

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2011	317,042	$317	$2,287,743	$321,264	$3,956,364	$(977,873)	$13,402	$5,601,217
Net income (loss)					61,301		(1,441)	59,860
Other comprehensive income (loss), net of tax				(3,176)			27	(3,149)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	999	1	(5,067)					(5,066)
Capital contribution from forgiveness of liability, net of tax			62,734					62,734
Issuance of treasury shares, net of tax benefit			(25,496)			33,246		7,750
Share-based compensation	678	1	8,783					8,784
Other			(2,107)				(1,121)	(3,228)
As of June 30, 2012	318,719	$319	$2,326,590	$318,088	$4,017,665	$(944,627)	$10,867	$5,728,902

As of December 31, 2012	318,813	$319	$2,337,244	$431,595	$4,120,398	$(944,627)	$12,188	$5,957,117
Net income (loss)					94,760		5,713	100,473
Dividends to shareholders ($.04/share)					(23,552)			(23,552)
Other comprehensive income (loss), net of tax				(132,579)			(801)	(133,380)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	343	—	3,200					3,200
Deconsolidation of non- controlling interest							(2,899)	(2,899)
Share-based compensation	4,265	4	38,824					38,828
Other			(3,023)				(3,479)	(6,502)
As of June 30, 2013	323,421	$323	$2,376,245	$299,016	$4,191,606	$(944,627)	$10,722	$5,933,285

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

•                  442 actively marketed rigs for land well-servicing and workover services in the United States and approximately 102 rigs for land well-servicing and workover services in Canada.

•                  36 platform, 5 jackup and 4 barge rigs actively marketed in the United States, including the Gulf of Mexico, and multiple international markets.

•                  Approximately 800,000 hydraulic horsepower for hydraulic fracturing, cementing, nitrogen and acid pressure pumping services in key basins throughout the United States and Canada.

In addition to the foregoing:

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

•                  We have a 51% ownership interest in a joint venture in Saudi Arabia, which owns and actively markets 5 rigs in addition to the rigs we lease to the joint venture.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), our wholly owned subsidiary.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows.  Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).  In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2013, as well as the results of our operations and other comprehensive income for the three and six months ended June 30, 2013 and 2012, and our cash flows and changes in equity for the six months ended June 30, 2013 and 2012, in accordance with GAAP.  Interim results for the six months ended June 30, 2013 may not be indicative of results that will be realized for the full year ending December 31, 2013.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Raw materials	$139,413	$148,822
Work-in-progress	34,572	45,733
Finished goods	61,057	56,578
	$235,042	$251,133

Goodwill

The carrying amount and changes in recorded goodwill for our business lines as of and for the six months ended June 30, 2013 were as follows:

		Acquisitions
		and
	Balance at	Purchase		Disposals	Cumulative	Balance at
	December 31,	Price		and	Translation	June 30,
	2012	Adjustments		Impairments	Adjustment	2013
	(In thousands)
Drilling & Rig Services:
U.S.	$50,149	$—		$—	$—	$50,149
Rig Services	32,113	15,828	(1)	—	(902)	47,039
Subtotal Drilling & Rig Services	82,262	15,828		—	(902)	97,188
Completion & Production Services	390,064	—		—	—	390,064
Total	$472,326	$15,828		$—	$(902)	$487,252

(1)         Represents the goodwill recorded in connection with our acquisition of Navigate Energy Services, Inc. (“NES”). See Note 11 - Supplemental Information for additional discussion.

Note 3 Cash and Cash Equivalents and Short-term Investments

Our cash and cash equivalents and short-term investments consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$508,128	$524,922
Short-term investments:
Trading equity securities	$—	$52,705
Available-for-sale equity securities	78,662	174,610
Available-for-sale debt securities	21,170	25,967
Total short-term investments	$99,832	$253,282

We sold our trading equity securities during the first quarter of 2013.

Certain information related to our cash and cash equivalents and short-term investments follows:

	June 30, 2013			December 31, 2012
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$508,128	$—	$—	$524,922	$—	$—
Short-term investments:
Trading equity securities	—	—	—	52,705	46,981	—
Available-for-sale equity securities	78,662	50,115	—	174,610	137,282	(1,030)
Available-for-sale debt securities:
Commercial paper and CDs	—	—	—	206	—	—
Corporate debt securities	19,685	4,432	—	23,399	1,870	—
Mortgage-backed debt securities	216	13	—	244	15	—
Mortgage-CMO debt securities	209	4	(3)	523	10	(3)
Asset-backed debt securities	1,060	—	(88)	1,595	28	(192)
Total available-for-sale debt securities	21,170	4,449	(91)	25,967	1,923	(195)
Total available-for-sale securities	99,832	54,564	(91)	200,577	139,205	(1,225)
Total short-term investments	99,832	54,564	(91)	253,282	186,186	(1,225)
Total cash, cash equivalents and short-term investments	$607,960	$54,564	$(91)	$778,204	$186,186	$(1,225)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of June 30, 2013
	Less Than 12 Months		More Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Available-for-sale equity securities	$—	$—	$—	$—
Available-for-sale debt securities: (1)
Mortgage-CMO debt securities	21	(2)	108	(1)
Asset-backed debt securities	554	(1)	506	(87)
Total available-for-sale debt securities	575	(3)	614	(88)
Total	$575	$(3)	$614	$(88)

(1)         Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities.  Each of these securities has a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered to be of high credit quality.  In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements.  We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other-than-temporary at June 30, 2013.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at June 30, 2013, classified by time to contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
June 30, 2013
(In thousands)
Debt securities:
Due in one year or less	$—
Due after one year through five years	15,413
Due in more than five years	5,757
Total debt securities	$21,170

Certain information regarding our debt and equity securities is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Available-for-sale
Proceeds from sales and maturities	$20,352	$796	$106,953	$19,233
Realized gains (losses), net	$12,183	$19	$88,157	$12,484

Note 4 Fair Value Measurements

The following table sets forth, by level within the fair-value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2013.  Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter.  During the three months ended June 30, 2013, there were no transfers of our financial assets between Level 1 and Level 2 measures.  Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities from energy industry	$77,800	$862	$—	$78,662
Available-for-sale debt securities:
Corporate debt securities	—	19,685	—	19,685
Mortgage-backed debt securities	—	216	—	216
Mortgage-CMO debt securities	—	209	—	209
Asset-backed debt securities	1,060	—	—	1,060
Total short-term investments	$78,860	$20,972	$—	$99,832

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

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our debt, revolving credit facility and subsidiary preferred stock is estimated based on quoted market prices or prices quoted from third-party financial institutions and other observable inputs, all of which represent Level 2 fair value measurements. The carrying and fair values of these liabilities were as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
6.15% senior notes due February 2018	$969,318	$1,082,328	$968,708	$1,164,813
9.25% senior notes due January 2019	1,111,000	1,383,806	1,125,000	1,492,819
5.00% senior notes due September 2020	697,795	717,535	697,648	770,707
4.625% senior notes due September 2021	698,027	696,367	697,907	755,517
Subsidiary preferred stock	69,188	70,500	69,188	68,625
Revolving credit facility	300,000	300,000	890,000	890,000
Commercial paper	295,000	295,000	—	—
Other	11,496	11,496	437	437
	$4,151,824	$4,557,032	$4,448,888	$5,142,918

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of June 30, 2013, our short-term investments were carried at fair market value and classified as available-for-sale.  As of December 31, 2012, our short-term investments were carried at fair market value and included $200.6 million and $52.7 million in securities classified as available-for-sale and trading, respectively.

Note 5 Share-Based Compensation

Our share-based employee and director compensation plans are more fully described in Note 8 — Share-Based Compensation in our 2012 Annual Report. Total share-based compensation expense, which includes stock options and restricted stock, totaled $6.0 million and $4.3 million for the three months ended June 30, 2013 and 2012, respectively, and $38.8 million and $8.8 million for the six months ended June 30, 2013 and 2012, respectively. Total share-based compensation expense for the six months ended June 30, 2013 included a one-time stock grant valued at $27.0 million, which vested immediately, in connection with the termination of the 2009 employment agreement with Anthony Petrello, our Chairman, President and Chief Executive Officer. This share-based compensation expense has been recognized in other (losses) gains on sales and disposals of long-lived assets and other expense (income), net in our consolidated statement of income (loss).  See Note 9 — Commitments and Contingencies for additional discussion. All other share-based compensation expense is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments.  See Note 13 — Segment Information.

During the six months ended June 30, 2013 and 2012, we awarded 4,688,514 and 923,131 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors.  Some of the restricted stock awards made during the six months ended June 30, 2013 contain provisions relating to market conditions or performance measures, which may affect the grant date or vesting of such awards. All of these awards had an aggregate value at their grant date of $76.2 million and $19.2 million, respectively.  The fair value of restricted stock that vested during the six months ended June 30, 2013 and 2012 was $36.3 million and $9.3 million, respectively.

During the six months ended June 30, 2013 and 2012, we awarded options vesting over periods up to four years to purchase 44,375 and 634,974 of our common shares, respectively, to our employees and directors.  The fair value of stock options granted during the six months ended June 30, 2013 and 2012 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Six Months Ended June 30,
	2013	2012
Weighted average fair value of options granted	$6.25	$9.52
Weighted average risk free interest rate	0.64%	0.63%
Dividend yield	0.78%	0.00%
Volatility (1)	51.01%	55.91%
Expected life	4.0 years	4.0 years

(1)                                                         Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $2.4 million and $5.1 million, respectively.  Additionally, the intrinsic value of stock options surrendered during the six months ended June 30, 2012 was $17.9 million.  The total fair value of stock options that vested during the six months ended June 30, 2013 and 2012 was $3.9 million and $7.6 million, respectively.

Note 6 Debt

Debt consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
6.15% senior notes due February 2018	$969,318	$968,708
9.25% senior notes due January 2019	1,111,000	1,125,000
5.00% senior notes due September 2020	697,795	697,648
4.625% senior notes due September 2021	698,027	697,907
Revolving credit facility	300,000	890,000
Commercial paper	295,000	—
Other	11,496	437
	$4,082,636	$4,379,700
Less: current portion of debt	11,445	364
	$4,071,191	$4,379,336

Commercial Paper Program

During April 2013, Nabors Delaware established a commercial paper program. This program allows the issuance from time to time of up to an aggregate amount of $1.5 billion in commercial paper with a maturity of no more than 397 days. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility; that facility matures in November 2017, which is more than one year from now.  As of June 30, 2013, we had issued $295.0 million in commercial paper, using the proceeds to reduce borrowings on our revolving credit facility.  The weighted average interest rate on borrowings at June 30, 2013 was 0.4%.

Revolving Credit Facility

At June 30, 2013, we had $1.2 billion of remaining availability from a total of $1.5 billion under our existing revolving credit facility. The weighted average interest rate on borrowings at June 30, 2013 was 1.54%.  The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at June 30, 2013 and December 31, 2012. If we should fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 7 Common Shares

During the six months ended June 30, 2013, our employees exercised vested options to acquire .3 million of our common shares, resulting in proceeds of $3.2 million. During the six months ended June 30, 2012, our employees exercised vested options and surrendered unexercised vested stock options to acquire 1.0 million of our common shares. We received $15.9 million relating to exercised options. We used approximately $21.0 million to repurchase surrendered unexercised vested options and to satisfy related tax withholding obligations pursuant to stock option share settlements and exercises by some employees. For the six months ended June 30, 2013 and 2012, we withheld .2 million and .1 million, respectively, of our common shares with a fair value of $3.0 million and $2.1 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

During the three months ended June 30, 2013, cash dividends of $0.04 per share were declared for shareholders of record on June 7, 2013. Dividends of $23.6 million have been paid during the six months ended June 30, 2013 (including dividends declared in February 2013 and paid in March 2013) and charged to retained earnings in our consolidated statement of changes in equity.

Note 8 Subsidiary Preferred Stock

As of June 30, 2013, dividends on outstanding shares of preferred stock had been declared and paid in full with respect to each quarter since their issuance.

Note 9 Commitments and Contingencies

Commitments

Employment Contracts

During the first quarter of 2013, the Compensation Committee authorized a new employment agreement for Mr. Petrello effective January 1, 2013 that significantly restructured his compensation arrangements. The new employment agreement provides for an initial term of five years, with automatic one-year extensions at the end of each term, subject to a 90-day notice of termination provided within the agreement.

•                  The new employment agreement provides for an annual cash bonus targeted at base salary, with a cap of twice that amount, based on the achievement of certain financial and operational performance metrics and defined performance criteria.

•                  The new employment agreement provides for long-term equity incentive awards.  Mr. Petrello may receive restricted stock that may or may not vest depending upon the Company’s performance relative to a Performance Peer Group (as defined) over a three-year period (“TSR Shares”). The agreement provides that the target number of TSR Shares that will vest is valued at 150% of base salary, with a maximum number of TSR Shares valued at twice that amount.

•                  The employment agreement provides for long-term equity incentive awards in the form of restricted stock based upon the achievement of specific financial or operational objectives (“Performance Shares”).  Once earned, Performance Shares are then subject to three-year vesting requirements.  Performance Shares are targeted at 200% of base salary, with a maximum award of twice that amount, and are also subject to a minimum threshold before any amount can be earned.

•                  In the event of Mr. Petrello’s Termination Without Cause (including in the event of a change of control), or his death or disability, either he or his estate would be entitled to receive, within 30 days thereafter, 2.99 times the average of his base salary and annual cash bonus during the three fiscal years preceding the termination.

We do not have insurance to cover, and we have not recorded an expense or accrued a liability relating to any potential termination obligation.

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

In 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexico branch for 2003. The notice proposed to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003.  The notice also proposed to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. NDIL’s Mexico branch took similar deductions for depreciation and labor expenses from 2004 to 2008.  In 2009, the government proposed similar assessments against the Mexico branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006.  We anticipate that a similar assessment will eventually be proposed against NDIL through 2008 and against NDIL II for 2007 to 2010.  Although Nabors and its tax advisors previously concluded that the deductions were appropriate for each of the years, a reserve has been recorded in accordance with GAAP.  During 2013, we reached a negotiated settlement for NDIL’s 2003, 2005 and 2006 tax years (the statute of limitations had previously expired on the 2004 tax year) and NDIL II’s 2006 tax year. Accordingly, the corresponding reserves were reduced by approximately $20 million during the first quarter of 2013. After this settlement, the remaining amounts assessed or expected to be assessed in the aggregate, range from $30 million to $35 million, for which reserves are recorded in accordance with GAAP. If we ultimately do not prevail, we would be required to recognize additional tax for any amount in excess of the current reserve.

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

In 2009, the Court of Ouargla entered a judgment of approximately $18.2 million (at current exchange rates) against us relating to alleged customs infractions in Algeria.  We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case.  We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court.  In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment.  We have again lodged an appeal to the Algeria Supreme Court, asserting the same challenges as before. Based upon our understanding of applicable law and precedent, we continue to believe that we will prevail. The Hassi Messaoud customs office recently initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case, as permitted by Algerian law.  We intend to post security to suspend those efforts and have recorded a reserve in the anticipation of that security.  If we are ultimately required to pay a fine or judgment related to this matter, the resulting loss could be up to $13.6 million in excess of amounts accrued.

In March 2011, the Court of Ouargla entered a judgment of approximately $35.8 million (at current exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals has upheld the lower court’s ruling, and we have appealed the matter to the Algeria Supreme Court.  While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $27.8 million in excess of amounts accrued.

On September 21, 2011, we received an informal inquiry from the SEC related to perquisites and personal benefits received by the officers and directors of Nabors, including their use of non-commercial aircraft.  Our Audit Committee and Board of Directors were apprised of this inquiry and we cooperated with the SEC.  On June 6, 2013, the staff of the SEC informed us that it had concluded its inquiry and determined not to recommend any enforcement action to the Commission.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2013	2014	2015	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$16,513	18,402	—	—	$34,915

Note 10 Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$29,259	$(98,653)	$126,431	$43,965
Less: net (income) loss attributable to noncontrolling interest	(5,616)	1,174	(5,713)	1,441
Less: earnings allocated to unvested shareholders	74	—	(740)	—
Adjusted income (loss) from continuing operations - basic and diluted	$23,717	$(97,479)	$119,978	$45,406
Income (loss) from discontinued operations, net of tax	$(28,004)	$24,690	$(25,958)	$15,895

Earnings (losses) per share:
Basic from continuing operations	$0.08	$(0.34)	$0.41	$0.16
Basic from discontinued operations	(0.09)	0.09	(0.09)	0.05
Total Basic	$(0.01)	$(0.25)	$0.32	$0.21

Diluted from continuing operations	$0.08	$(0.34)	$0.41	$0.16
Diluted from discontinued operations	(0.09)	0.09	(0.09)	0.05
Total Diluted	$(0.01)	$(0.25)	$0.32	$0.21

Shares (denominator):
Weighted-average number of shares outstanding - basic	294,747	290,311	293,217	289,550
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	2,372	—	2,427	2,635
Weighted-average number of shares outstanding - diluted	297,119	290,311	295,644	292,185

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share were 11,578,175 and 17,635,173 shares during the three months ended June 30, 2013 and 2012, respectively, and 12,015,219 and 13,395,935 shares during the six months ended June 30, 2013 and 2012, respectively.  In any period during which the average market price of our common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 11 Supplemental Information

Accrued liabilities include the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Accrued compensation	$150,867	$158,095
Deferred revenue	183,383	148,165
Other taxes payable	66,304	58,590
Workers’ compensation liabilities	22,645	22,645
Interest payable	90,285	90,878
Warranty accrual	6,458	6,436
Litigation reserves	33,592	26,782
Current liability to discontinued operations	57,737	68,961
Professional fees	3,147	2,989
Current deferred tax liability	12,005	10,721
Other accrued liabilities	8,412	5,118
	$634,835	$599,380

Investment income (loss) includes the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013		2012
	(In thousands)

Interest and dividend income	$2,342	$3,594		$3,118		$4,949
Gains (losses) on investments, net	12,479	1,774	(1)	91,124	(2)	20,671	(1)(3)
	$14,821	$5,368		$94,242		$25,620

(1)  Includes net unrealized gains of $1.4 million and $7.4 million from our trading securities during the three and six months ended June 30, 2012, respectively.

(2)  Includes realized gains of $88.7 million from available-for-sale debt and equity securities and net realized gains of $2.4 million from our trading securities.

(3)  Includes $12.5 million realized gain related to debt securities in addition to unrealized gains discussed above.

Losses (gains) on sales and disposals of long-lived assets and other expense (income), net includes the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013		2012
	(In thousands)

Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$1,977	$5,962		$5,436		$4,180
Provision for retirement of assets	—	46,264	(1)	—		46,264	(1)
Intangible asset impairment	—	74,960	(2)	—		74,960	(2)
Goodwill impairment	—	26,279	(3)	—		26,279	(3)
Termination of employment contract	—	—		45,000	(4)	—
Litigation expenses	(502)	4,996		5,659		5,536
Foreign currency transaction losses (gains)	2,990	2,710		7,307		2,255
Losses (gains) on derivative instruments	—	(551)		—		(1,013)
Other losses (gains)	4,847	297		5,717		616
	$9,312	$160,917		$69,119		$159,077

(1)         Represents a provision for retirement of long-lived assets totaling $46.3 million in multiple operating segments, which reduced the carrying value of some assets to their salvage value. The retirements in our Canada operations included functionally inoperable rigs and other drilling equipment.  In our Production and Completion operations, the retirements related to rigs and vehicles that would require significant repair to return to work and other non-core assets when we consolidated our pressure pumping and well-servicing operations into one business line.  A prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

(2)         Represents impairment of the Superior trade name. The Superior trade name was initially classified as a ten-year intangible asset at the date of acquisition in September 2010. The impairment is a result of the decision to cease using the Superior trade name to reduce confusion in the marketplace and enhance the Nabors brand.

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

(4)         Represents a one-time stock grant valued at $27 million, which vested immediately and $18 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 9 — Commitments and Contingencies for additional discussion.

The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available-for- sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands (a))
As of January 1, 2012	$(3,254)	$45,179	$(7,378)	$286,717	$321,264
Other comprehensive income (loss) before reclassifications	—	7,215	—	(2,393)	4,822
Amounts reclassified from accumulated other comprehensive income (loss)	263	(8,579)	318	—	(7,998)
Net other comprehensive income (loss)	263	(1,364)	318	(2,393)	(3,176)
As of June 30, 2012	$(2,991)	$43,815	$(7,060)	$284,324	$318,088

As of January 1, 2013	$(2,793)	$134,229	$(7,632)	$307,791	$431,595
Other comprehensive income (loss) before reclassifications	—	4,913	—	(52,569)	(47,656)
Amounts reclassified from accumulated other comprehensive income (loss)	187	(85,454)	344	—	(84,923)
Net other comprehensive income (loss)	187	(80,541)	344	(52,569)	(132,579)
As of June 30, 2013	$(2,606)	$53,688	$(7,288)	$255,222	$299,016

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The line items that were reclassified from net income include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Line item in consolidated statement of income (loss)	2013	2012	2013	2012
	(In thousands)

Investment income (loss)	$12,183	$19	$88,157	$12,484
Interest expense	153	191	306	382
General and administrative expenses	281	260	562	520
Total before tax	$11,749	$(432)	$87,289	$11,582
Tax expense (benefit)	2,082	(165)	2,366	3,584
Reclassification adjustment for (gains)/losses included in net income (loss)	$9,667	$(267)	$84,923	$7,998

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

Note 12 Assets Held-for-Sale and Discontinued Operations

Assets Held-for-Sale

Assets held-for-sale included the following:

	June 30,		December 31,
Assets Held-for-Sale	2013		2012
	(In thousands)
Oil and Gas (1)	$351,263	(2)	$377,625
Rig Services	—	(3)	6,232
	$351,263		$383,857

(1)         Oil and Gas represents a former operating segment of the Company.  We began marketing efforts during 2010 to sell our oil and gas investments.  As of December 2012, all remaining assets relating to oil and gas are classified as held-for-sale.

(2)         During the six months ended June 30, 2013, the carrying value of these assets was adjusted by $34.4 million to reflect the sales price or current fair value.  In July 2013, we sold some of our gas and oil assets and received initial proceeds of $90 million, subject to customary post-closing adjustments.

(3)         On April 1, 2013, we sold our business that provides logistics services for onshore drilling using helicopter and fixed-wing aircraft for a price of $9.3 million.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013		2012
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates
Oil and Gas	$12,050		$2,919	$22,039		$6,220
Rig Services	$934		$5,554	$4,971		$10,416

Income (loss) from Oil and Gas discontinued operations:
Income (loss) from discontinued operations	$(4,742)		$(2,791)	$(2,672)		$(8,279)
Impairment charges or other gains and losses on sale of wholly owned assets	(40,193	)(1)	41,597	(42,193	)(1)	36,468
Less: income tax expense (benefit)	(10,715)		7,042	(10,692)		4,227
Income (loss) from Oil and Gas discontinued operations, net of tax	$(34,220)		$31,764	$(34,173)		$23,962

Income (loss) from Rig Services discontinued operations:
Income (loss) from discontinued operations	$6,905		$(4,149)	$9,823		$(5,505)
Impairment charges or other gains and losses on sale of long-lived assets	1,382		(5,283)	1,129		(5,256)
Less: income tax expense (benefit)	2,071		(2,358)	2,737		(2,694)
Income (loss) from Rig Services discontinued operations, net of tax	$6,216		$(7,074)	$8,215		$(8,067)

(1)                                 The carrying value of some assets was adjusted. Refer to discussion above.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At June 30, 2013, our undiscounted contractual commitments for these contracts approximated $290 million, and we had liabilities of $177 million, $58 million of which were classified as current and are included in accrued liabilities.  At December 31, 2012, we had liabilities of $206 million, $69 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Note 13 Segment Information

The following table sets forth financial information with respect to our operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations:
Drilling & Rig Services:
U.S.	$467,129	$598,765	$951,902	$1,225,870
Canada	64,789	66,015	191,656	210,750
International	351,421	304,622	672,937	611,087
Rig Services (1)	152,462	228,614	331,772	470,372
Subtotal Drilling & Rig Services (2)	1,035,801	1,198,016	2,148,267	2,518,079
Completion & Production Services:
Production Services	244,602	240,380	496,173	497,639
Completion Services	254,016	387,663	516,154	785,699
Subtotal Completion & Production Services (3)	498,618	628,043	1,012,327	1,283,338

Other reconciling items (4)	(41,473)	(223,262)	(86,108)	(376,863)
Total	$1,492,946	$1,602,797	$3,074,486	$3,424,554

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted income (loss) derived from operating activities from continuing operations: (5)
Drilling & Rig Services:
U.S.	$69,813	$145,351	$147,408	$312,084
Canada	3,895	(529)	34,413	42,617
International	32,481	16,401	53,950	37,539
Rig Services (1)	(4,044)	28,179	3,693	58,025
Subtotal Drilling & Rig Services (2)	102,145	189,402	239,464	450,265
Completion & Production Services:
Production Services	23,471	25,397	49,485	53,426
Completion Services	6,870	46,144	24,626	111,004
Subtotal Completion & Production
Services (3)	30,341	71,541	74,111	164,430
Other reconciling items (6)	(41,543)	(35,596)	(73,044)	(73,812)
Total adjusted income (loss) derived from operating activities	$90,943	$225,347	$240,531	$540,883

U.S. oil and gas joint venture earnings (losses)	—	(140,434)	—	(202,996)
Interest expense	(60,271)	(63,459)	(120,279)	(126,113)
Investment income (loss)	14,821	5,368	94,242	25,620
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(9,312)	(160,917)	(69,119)	(159,077)
Income (loss) from continuing operations before income taxes	$36,181	$(134,095)	$145,375	$78,317

	June 30,	December 31,
	2013	2012
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$4,179,649	$4,157,470
Canada	631,078	699,699
International	3,581,505	3,626,307
Rig Services	630,281	644,350
Subtotal Drilling & Rig Services (7)	9,022,513	9,127,826
Completion & Production Services (8) (9)	2,252,618	2,301,802
Other reconciling items (6) (10)	991,772	1,226,394
Total assets:	$12,266,903	$12,656,022

(1)         Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other businesses that are not aggregated into a reportable operating segment.

(2)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $1.2 million and $6.1 million for the three months ended June 30, 2013 and 2012, respectively, and $4.0 million for the six months ended June 30, 2013.

(3)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.2 million and $.3 million for the three and six months ended June 30, 2013, respectively.

(4)         Represents the elimination of inter-segment transactions and earnings (losses), net from our former U.S. unconsolidated oil and gas joint venture, accounted for using the equity method, of $(140.4) million and $(203.0) million for the three and six months ended June 30, 2012, respectively.  In December 2012, we sold our equity interest in the oil and gas joint venture.

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

(7)         Includes $62.7  million and $59.9 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2013 and December 31, 2012, respectively.

(8)         Reflects assets allocated to the line of business to conduct its operations. Further allocation to individual operating segments of Completion and Production Services is not available.

(9)         Includes $5.7 million and $1.8 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2013 and December 31, 2012, respectively.

(10)  Includes assets of $351.3 million and $377.6 million from oil and gas businesses classified as assets held-for-sale as of June 30, 2013 and December 31, 2012, respectively.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, statements of income (loss) and statements of other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, and the statements of cash flows for the six months ended June 30, 2013 and 2012 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

We corrected our condensed consolidating statement of cash flows for classification of changes in inter-company balances between Nabors Delaware (Issuer) and Other Subsidiaries (Non-Guarantors) for the six months ended June 30, 2012 to present them as cash flows from investing activities rather than cash flows from operating activities.  For Nabors Delaware (Issuer), cash used for operating activities decreased $38.1 million and cash used for investing activities increased by the same amount for the six months ended June 30, 2012.  For Other Subsidiaries (Non-Guarantors), cash provided by operating activities decreased $38.1 million and cash used for investing activities decreased by the same amount for the six months ended June 30, 2012.  The impact of these revisions is not material to the related financial statements taken as a whole. Certain reclassifications to inter-company payable and receivable balances in the condensed consolidating balance sheet have been made to the prior period to conform to current period presentation, with no effect on our consolidated financial position, results of operations or cash flows.

Condensed Consolidating Balance Sheets

	June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$3,509	$12,778	$491,841	$—	$508,128
Short-term investments	—	—	99,832	—	99,832
Assets held for sale	—	—	351,263	—	351,263
Accounts receivable, net	—	—	1,342,386	—	1,342,386
Inventory	—	—	235,042	—	235,042
Deferred income taxes	—	—	103,779	—	103,779
Other current assets	800	22,359	229,243	—	252,402
Total current assets	4,309	35,137	2,853,386	—	2,892,832
Long-term investments	—	—	3,629	—	3,629
Property, plant and equipment, net	—	35,557	8,542,029	—	8,577,586
Goodwill	—	—	487,252	—	487,252
Intercompany receivables	172,413	3,893	1,019,175	(1,195,481)	—
Investment in unconsolidated affiliates	5,746,083	5,812,170	1,630,573	(13,120,382)	68,444
Other long-term assets	—	29,572	207,588	—	237,160
Total assets	$5,922,805	$5,916,329	$14,743,632	$(14,315,863)	$12,266,903
	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$11,445	$—	$11,445
Trade accounts payable	624	22	497,435	—	498,081
Accrued liabilities	(381)	90,965	544,251	—	634,835
Income taxes payable	—	—	35,795	—	35,795
Total current liabilities	243	90,987	1,088,926	—	1,180,156
Long-term debt	—	4,085,139	(13,948)	—	4,071,191
Other long-term liabilities	—	31,027	433,438	—	464,465
Deferred income taxes	—	(72,083)	620,701	—	548,618
Intercompany payable	—	1,195,481	—	(1,195,481)	—
Total liabilities	243	5,330,551	2,129,117	(1,195,481)	6,264,430
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,922,562	585,778	12,534,605	(13,120,382)	5,922,563
Noncontrolling interest	—	—	10,722	—	10,722
Total equity	5,922,562	585,778	12,545,327	(13,120,382)	5,933,285
Total liabilities and equity	$5,922,805	$5,916,329	$14,743,632	$(14,315,863)	$12,266,903

	December 31, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,639	$106,778	$416,505	$—	$524,922
Short-term investments	—	—	253,282	—	253,282
Assets held for sale	—	—	383,857	—	383,857
Accounts receivable, net	—	—	1,382,623	—	1,382,623
Inventory	—	—	251,133	—	251,133
Deferred income taxes	—	—	110,480	—	110,480
Other current assets	50	—	226,510	—	226,560
Total current assets	1,689	106,778	3,024,390	—	3,132,857
Long-term investments	—	—	4,269	—	4,269
Property, plant and equipment, net	—	37,300	8,674,788	—	8,712,088
Goodwill	—	—	472,326	—	472,326
Intercompany receivables	174,948	1,690,636	670,404	(2,535,988)	—
Investment in unconsolidated affiliates	5,769,518	5,129,458	395,246	(11,232,532)	61,690
Other long-term assets	—	31,904	240,888	—	272,792
Total assets	$5,946,155	$6,996,076	$13,482,311	$(13,768,520)	$12,656,022
	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$364	$—	$364
Trade accounts payable	116	23	498,871	—	499,010
Accrued liabilities	1,110	91,520	506,750	—	599,380
Income taxes payable	—	—	33,628	—	33,628
Total current liabilities	1,226	91,543	1,039,613	—	1,132,382
Long-term debt	—	4,379,263	73	—	4,379,336
Other long-term liabilities	—	30,983	487,681	—	518,664
Deferred income taxes	—	(24,906)	624,241	—	599,335
Intercompany payable	—	2,535,988	—	(2,535,988)	—
Total liabilities	1,226	7,012,871	2,151,608	(2,535,988)	6,629,717
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,944,929	(16,795)	11,249,327	(11,232,532)	5,944,929
Noncontrolling interest	—	—	12,188	—	12,188
Total equity	5,944,929	(16,795)	11,261,515	(11,232,532)	5,957,117
Total liabilities and equity	$5,946,155	$6,996,076	$13,482,311	$(13,768,520)	$12,656,022

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,491,586	$—	$1,491,586
Earnings from unconsolidated affiliates	—	—	1,360	—	1,360
Earnings (losses) from consolidated affiliates	(1,005)	13,700	(26,331)	13,636	—
Investment income (loss)	1	36	17,057	(2,273)	14,821
Intercompany interest income	—	32	—	(32)	—
Total revenues and other income	(1,004)	13,768	1,483,672	11,331	1,507,767
Costs and other deductions:
Direct costs	—	—	999,192	—	999,192
General and administrative expenses	3,221	390	129,137	(136)	132,612
Depreciation and amortization	—	903	269,296	—	270,199
Interest expense	—	62,405	(2,134)	—	60,271
Intercompany interest expense	—	—	32	(32)	—
Losses (gains) on sales of long-lived assets and other expense (income), net	136	(89)	9,129	136	9,312
Total costs and other deductions	3,357	63,609	1,404,652	(32)	1,471,586
Income from continuing operations before income taxes	(4,361)	(49,841)	79,020	11,363	36,181
Income tax expense (benefit)	—	(23,510)	29,682	—	6,172
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuting operations, net of tax	(4,361)	(26,331)	48,588	11,363	29,259
Income (loss) from discontinued operations, net of tax	—	—	(28,004)	—	(28,004)
Net income (loss)	(4,361)	(26,331)	20,584	11,363	1,255
Less: Net (income) loss attributable to noncontrolling interest	—	—	(5,616)	—	(5,616)
Net income (loss) attributable to Nabors	$(4,361)	$(26,331)	$14,968	$11,363	$(4,361)

	Three Months Ended June 30, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,737,114	$—	$1,737,114
Earnings from unconsolidated affiliates	—	—	(134,317)	—	(134,317)
Earnings (losses) from consolidated affiliates	(70,408)	(35,150)	(61,938)	167,496	—
Investment income (loss)	—	16	5,352	—	5,368
Intercompany interest income	—	17,078	—	(17,078)	—
Total revenues and other income	(70,408)	(18,056)	1,546,211	150,418	1,608,165
Costs and other deductions:
Direct costs	—	—	1,123,256	—	1,123,256
General and administrative expenses	2,022	50	131,899	(359)	133,612
Depreciation and amortization	—	903	260,113	—	261,016
Interest expense	—	68,268	(4,809)	—	63,459
Intercompany interest expense	—	—	17,078	(17,078)	—
Losses (gains) on sales of long-lived assets and other expense (income), net	359	(546)	160,745	359	160,917
Total costs and other deductions	2,381	68,675	1,688,282	(17,078)	1,742,260
Income from continuing operations before income taxes	(72,789)	(86,731)	(142,071)	167,496	(134,095)
Income tax expense (benefit)	—	(19,085)	(17,107)	—	(36,192)
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuting operations, net of tax	(72,789)	(67,646)	(125,714)	167,496	(98,653)
Income (loss) from discontinued operations, net of tax	—	—	24,690	—	24,690
Net income (loss)	(72,789)	(67,646)	(101,024)	167,496	(73,963)
Less: Net (income) loss attributable to noncontrolling interest	—	—	1,174	—	1,174
Net income (loss) attributable to Nabors	$(72,789)	$(67,646)	$(99,850)	$167,496	$(72,789)

	Six Months Ended June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$3,070,231	$—	$3,070,231
Earnings from unconsolidated affiliates	—	—	4,255	—	4,255
Earnings (losses) from consolidated affiliates	106,868	56,020	(24,308)	(138,580)	—
Investment income (loss)	1	52	96,462	(2,273)	94,242
Intercompany interest income	—	61	—	(61)	—
Total revenues and other income	106,869	56,133	3,146,640	(140,914)	3,168,728
Costs and other deductions:
Direct costs	—	—	2,025,234	—	2,025,234
General and administrative expenses	5,055	427	259,955	(280)	265,157
Depreciation and amortization	—	1,805	541,759	—	543,564
Interest expense	—	125,454	(5,175)	—	120,279
Intercompany interest expense	—	—	61	(61)	—
Losses (gains) on sales of long-lived assets and other expense (income), net	7,054	(68)	61,853	280	69,119
Total costs and other deductions	12,109	127,618	2,883,687	(61)	3,023,353
Income from continuing operations before income taxes	94,760	(71,485)	262,953	(140,853)	145,375
Income tax expense (benefit)	—	(47,177)	64,621	—	17,444
Subsidiary preferred stock dividend	—	—	1,500	—	1,500
Income (loss) from continuting operations, net of tax	94,760	(24,308)	196,832	(140,853)	126,431
Income (loss) from discontinued operations, net of tax	—	—	(25,958)	—	(25,958)
Net income (loss)	94,760	(24,308)	170,874	(140,853)	100,473
Less: Net (income) loss attributable to noncontrolling interest	—	—	(5,713)	—	(5,713)
Net income (loss) attributable to Nabors	$94,760	$(24,308)	$165,161	$(140,853)	$94,760

	Six Months Ended June 30, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$3,627,540	$—	$3,627,540
Earnings from unconsolidated affiliates	—	—	(202,986)	—	(202,986)
Earnings (losses) from consolidated affiliates	65,471	19,377	(33,576)	(51,272)	—
Investment income (loss)	—	16	25,604	—	25,620
Intercompany interest income	—	34,010	—	(34,010)	—
Total revenues and other income	65,471	53,403	3,416,582	(85,282)	3,450,174
Costs and other deductions:
Direct costs	—	—	2,308,072	—	2,308,072
General and administrative expenses	3,549	190	266,841	(622)	269,958
Depreciation and amortization	—	1,805	506,832	—	508,637
Interest expense	—	136,436	(10,323)	—	126,113
Intercompany interest expense	—	—	34,010	(34,010)	—
Losses (gains) on sales of long-lived assets and other expense (income), net	621	(979)	158,813	622	159,077
Total costs and other deductions	4,170	137,452	3,264,245	(34,010)	3,371,857
Income from continuing operations before income taxes	61,301	(84,049)	152,337	(51,272)	78,317
Income tax expense (benefit)	—	(38,268)	71,120	—	32,852
Subsidiary preferred stock dividend	—	—	1,500	—	1,500
Income (loss) from continuting operations, net of tax	61,301	(45,781)	79,717	(51,272)	43,965
Income (loss) from discontinued operations, net of tax	—	—	15,895	—	15,895
Net income (loss)	61,301	(45,781)	95,612	(51,272)	59,860
Less: Net (income) loss attributable to noncontrolling interest	—	—	1,441	—	1,441
Net income (loss) attributable to Nabors	$61,301	$(45,781)	$97,053	$(51,272)	$61,301

Condensed Consolidating Statements of Other Comprehensive Income

	Three Months Ended June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(4,361)	$(26,331)	$14,968	$11,363	$(4,361)
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	(29,304)	(94)	(29,398)	29,492	(29,304)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(5,137)	48	(5,089)	5,041	(5,137)
Less: reclassification adjustment for (gains)/losses on marketable securities	(12,183)	(5,928)	(18,111)	24,039	(12,183)
Unrealized gains/(losses) on marketable securities	(17,320)	(5,880)	(23,200)	29,080	(17,320)
Pension liability amortization and adjustment	281	281	562	(843)	281
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before taxes	(46,190)	(5,540)	(51,883)	57,423	(46,190)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,063)	(2,063)	(4,185)	6,248	(2,063)
Other comprehensive income (loss), net of tax	(44,127)	(3,477)	(47,698)	51,175	(44,127)
Comprehensive income (loss) attributable to Nabors	(48,488)	(29,808)	(32,730)	62,538	(48,488)
Net income (loss) attributable to noncontrolling interest	5,616	—	5,616	(5,616)	5,616
Translation adjustment to noncontrolling interest	613	—	613	(613)	613
Comprehensive income (loss) attributable to noncontrolling interest	6,229	—	6,229	(6,229)	6,229
Comprehensive income (loss)	$(42,259)	$(29,808)	$(26,501)	$56,309	$(42,259)

	Three Months Ended June 30, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(72,789)	$(67,646)	$(99,850)	$167,496	$(72,789)
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	(19,659)	52	(19,606)	19,554	(19,659)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(5,008)	(52)	(5,061)	5,113	(5,008)
Less: reclassification adjustment for (gains)/losses on marketable securities	(19)	—	(19)	19	(19)
Unrealized gains/(losses) on marketable securities	(5,027)	(52)	(5,080)	5,132	(5,027)
Pension liability amortization and adjustment	260	260	520	(780)	260
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	191	191	191	(382)	191
Other comprehensive income (loss) before taxes	(24,235)	451	(23,975)	23,524	(24,235)
Income tax expense (benefit) related to items of other comprehensive income (loss)	140	140	220	(360)	140
Other comprehensive income (loss), net of tax	(24,375)	311	(24,195)	23,884	(24,375)
Comprehensive income (loss) attributable to Nabors	(97,164)	(67,335)	(124,045)	191,380	(97,164)
Net income (loss) attributable to noncontrolling interest	(1,174)	—	(1,174)	1,174	(1,174)
Translation adjustment to noncontrolling interest	(216)	—	(216)	216	(216)
Comprehensive income (loss) attributable to noncontrolling interest	(1,390)	—	(1,390)	1,390	(1,390)
Comprehensive income (loss)	$(98,554)	$(67,335)	$(125,435)	$192,770	$(98,554)

	Six Months Ended June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$94,760	$(24,308)	$165,161	$(140,853)	$94,760
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	(52,569)	(146)	(52,715)	52,861	(52,569)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	5,002	233	5,235	(5,468)	5,002
Less: reclassification adjustment for (gains)/losses on marketable securities	(88,157)	(7,114)	(95,271)	102,385	(88,157)
Unrealized gains/(losses) on marketable securities	(83,155)	(6,881)	(90,036)	96,917	(83,155)
Pension liability amortization and adjustment	562	562	1,124	(1,686)	562
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	306	306	306	(612)	306
Other comprehensive income (loss) before taxes	(134,856)	(6,159)	(141,321)	147,480	(134,856)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,277)	(2,277)	(4,672)	6,949	(2,277)
Other comprehensive income (loss), net of tax	(132,579)	(3,882)	(136,649)	140,531	(132,579)
Comprehensive income (loss) attributable to Nabors	(37,819)	(28,190)	28,512	(322)	(37,819)
Net income (loss) attributable to noncontrolling interest	5,713	—	5,713	(5,713)	5,713
Translation adjustment to noncontrolling interest	(801)	—	(801)	801	(801)
Comprehensive income (loss) attributable to noncontrolling interest	4,912	—	4,912	(4,912)	4,912
Comprehensive income (loss)	$(32,907)	$(28,190)	$33,424	$(5,234)	$(32,907)

	Six Months Ended June 30, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$61,301	$(45,781)	$97,053	$(51,272)	$61,301
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	(2,392)	(1)	(2,392)	2,392	(2,393)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	7,215	11	7,226	(7,237)	7,215
Less: reclassification adjustment for (gains)/losses on marketable securities	(12,484)	(10,288)	(22,772)	33,060	(12,484)
Unrealized gains/(losses) on marketable securities	(5,269)	(10,277)	(15,546)	25,823	(5,269)
Pension liability amortization and adjustment	519	519	1,040	(1,558)	520
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	382	382	382	(764)	382
Other comprehensive income (loss) before taxes	(6,760)	(9,377)	(16,516)	25,893	(6,760)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(3,584)	(3,584)	(7,288)	10,872	(3,584)
Other comprehensive income (loss), net of tax	(3,176)	(5,793)	(9,228)	15,021	(3,176)
Comprehensive income (loss) attributable to Nabors	58,125	(51,574)	87,825	(36,251)	58,125
Net income (loss) attributable to noncontrolling interest	(1,441)	—	(1,441)	1,441	(1,441)
Translation adjustment to noncontrolling interest	27	—	27	(27)	27
Comprehensive income (loss) attributable to noncontrolling interest	(1,414)	—	(1,414)	1,414	(1,414)
Comprehensive income (loss)	$56,711	$(51,574)	$86,411	$(34,837)	$56,711

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(4,554)	$(147,280)	$787,443	$29,799	$665,408
Cash flows from investing activities:
Sales and maturities of investments	—	—	163,161	—	163,161
Proceeds from sale of unconsolidated affiliates	—	—	10,000	—	10,000
Investment in unconsolidated affiliates	—	—	(3,927)	—	(3,927)
Cash paid for acquisition of businesses, net	—	—	(37,516)	—	(37,516)
Capital expenditures	—	—	(500,368)	—	(500,368)
Proceeds from sales of assets and insurance claims	—	—	29,731	—	29,731
Other	—	—	(3,142)	—	(3,142)
Cash paid for investments in consolidated affiliates	—	(626,000)	(1,252,000)	1,878,000	—
Changes in intercompany balances	—	348,367	(348,367)	—	—
Net cash provided by (used for) investing activities	—	(277,633)	(1,942,428)	1,878,000	(342,061)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(8,686)	—	(8,686)
Dividends to shareholders	(25,825)	—	—	2,273	(23,552)
Proceeds from debt	—	—	11,569	—	11,569
Debt issuance costs	—	(87)	—	—	(87)
Proceeds from (payments for) commercial paper, net	—	295,000	—	—	295,000
Proceeds from (payments for) issuance of common shares	3,200	—	—	—	3,200
Proceeds from parent contributions	—	626,000	1,252,000	(1,878,000)	—
Proceeds from (payments for) issuance of parent common shares to affiliate	32,072	—	—	(32,072)	—
Reduction in long-term debt	—	—	(17,853)	—	(17,853)
Reduction in revolving credit facility	—	(590,000)	—	—	(590,000)
Purchase of restricted stock	(3,023)	—	—	—	(3,023)
Net cash (used for) provided by financing activities	6,424	330,913	1,237,030	(1,907,799)	(333,432)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,709)	—	(6,709)
Net increase (decrease) in cash and cash equivalents	1,870	(94,000)	75,336	—	(16,794)
Cash and cash equivalents, beginning of period	1,639	106,778	416,505	—	524,922
Cash and cash equivalents, end of period	$3,509	$12,778	$491,841	$—	$508,128

	Six Months Ended June 30, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$7,762	$(55,008)	$771,683	$(12,500)	$711,937
Cash flows from investing activities:
Purchases of investments	—	—	(795)	—	(795)
Sales and maturities of investments	—	—	25,517	—	25,517
Capital expenditures	—	—	(967,861)	—	(967,861)
Proceeds from sales of assets and insurance claims	—	—	116,923	—	116,923
Cash paid for investments in consolidated affiliates	—	—	—	—	—
Changes in intercompany balances	—	(38,067)	38,067	—	—
Net cash provided by (used for) investing activities	—	(38,067)	(788,149)	—	(826,216)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(2,060)	—	(2,060)
Proceeds from revolving credit facility	—	200,000	—	—	200,000
Proceeds from (payments for) issuance of common shares	(5,066)	—	—	—	(5,066)
Proceeds from parent contributions	—	—	(12,500)	12,500	—
Debt issuance costs	—	—	(1,235)	—	(1,235)
Reduction in long-term debt	—	—		—	—
Paydown of revolving credit facility	—	(100,000)	(50,000)	—	(150,000)
Purchase of restricted stock	(2,071)	—	—	—	(2,071)
Tax benefit related to share-based awards	—	—	(36)	—	(36)
Net cash (used for) provided by financing activities	(7,137)	100,000	(65,831)	12,500	39,532
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,430)	—	(3,430)
Net increase (decrease) in cash and cash equivalents	625	6,925	(85,727)	—	(78,177)
Cash and cash equivalents, beginning of period	203	21	398,351	—	398,575
Cash and cash equivalents, end of period	$828	$6,946	$312,624	$—	$320,398

Note 15 Subsequent Event

On July 25, 2013, our Board of Directors declared a cash dividend of $0.04 per share to the holders of record of our common shares as of September 6, 2013 to be paid on September 27, 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of June 30, 2013, and the related consolidated statements of income (loss) and other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2013 and June 30, 2012 and the consolidated statements of cash flows and of changes in equity for the six-month periods ended June 30, 2013 and June 30, 2012.  This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income (loss) and other comprehensive income (loss), changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
August 2, 2013

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

Our customers’ spending is determined principally by their internally generated cash flow and to a lesser extent by joint venture arrangements and funding from the capital markets. In our Drilling & Rig Services business line, operations have traditionally been driven by natural gas prices, but the majority of current activity is driven by the price of oil and natural gas liquids from unconventional reservoirs (shales). In our Completion & Production Services business line, operations are primarily driven by oil prices for the Production Services segment while the Completion Services segment is driven by the same factors as our Drilling Services.

The following table sets forth oil and natural gas price data per Bloomberg for the 12-month periods ended June 30, 2013 and 2012:

	Year Ended June 30,
	2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Average Henry Hub natural gas spot price ($/thousand cubic feet)	$3.83	$3.06	$0.77	25%
Average West Texas intermediate crude oil spot price ($/barrel)	$95.79	$94.91	$0.88	1%

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended June 30, 2013 totaled $1.5 billion, representing a decrease of $109.9 million, or 7%, as compared to the three months ended June 30, 2012.  Operating revenues and Earnings (losses) from unconsolidated affiliates for the six months ended June 30, 2013 totaled $3.1 billion, representing a decrease of $350.1 million, or 10%, as compared to the six months ended June 30, 2012.

Adjusted income derived from operating activities for the three and six months ended June 30, 2013 totaled $90.9 million and $240.5 million, respectively, representing decreases of 60% and 56%, compared to the corresponding 2012 periods.

Net income (loss) from continuing operations for the three and six months ended June 30, 2013 totaled $29.3 million ($0.08 per diluted share) and $126.4 million ($0.41 per diluted share), respectively, representing increases of 130% and 188%, compared to the corresponding 2012 periods. During the three months ended June 30, 2012, our net income from continuing operations was negatively impacted as a result of charges arising from oil and gas full-cost ceiling test writedowns and other impairments.

During the three months ended June 30, 2013, operating results continued to be negatively impacted by a depressed natural gas market, while drilling and completion activity in the oil markets experienced demand and pricing deterioration year-over-year.  We believe gas and liquids prices are likely to remain weak through 2013.  Crude oil pricing has been more resilient, but remains volatile and potentially vulnerable, which keeps our customers’ forward-spending plans suppressed in the near term.  Projections of stable crude oil pricing at current levels, if realized, should lead to increased domestic drilling activity later in 2013.  However, continuing additions of new rig capacity and improving rig efficiency will likely result in a continued oversupply of rigs for most, if not all, of the year.  As well, a portion of our customer base has indicated it may curtail activity levels during the second half of 2013, due to customer-specific issues or capital-budget spending rates during the first half of 2013 that exceeded expectations set at the beginning of the year.

Our international markets have been much slower to respond to improving oil prices during the last two years, and our results continue to be impacted by cost issues in several markets.  Recently, we have begun to realize some relief on the cost issues and believe the rig demand has already started to increase.  Our expectations include the commencement of several large projects, and the return to work of other rigs.  That combination of factors should improve international results over the balance of 2013 and in 2014.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues and Earnings
Earnings (losses) from unconsolidated affiliates from continuing operations:
Drilling & Rig Services:
U.S.	$467,129	$598,765	$(131,636)	(22)%	$951,902	$1,225,870	$(273,968)	(22)%
Canada	64,789	66,015	(1,226)	(2)%	191,656	210,750	(19,094)	(9)%
International	351,421	304,622	46,799	15%	672,937	611,087	61,850	10%
Rig Services (1)	152,462	228,614	(76,152)	(33)%	331,772	470,372	(138,600)	(29)%
Subtotal Drilling & Rig Services (2)	1,035,801	1,198,016	(162,215)	(14)%	2,148,267	2,518,079	(369,812)	(15)%
Completion & Production Services:
Production Services	244,602	240,380	4,222	2%	496,173	497,639	(1,466)	—
Completion Services	254,016	387,663	(133,647)	(34)%	516,154	785,699	(269,545)	(34)%
Subtotal Completion & Production Services (3)	498,618	628,043	(129,425)	(21)%	1,012,327	1,283,338	(271,011)	(21)%

Other reconciling items (4)	(41,473)	(223,262)	181,789	81%	(86,108)	(376,863)	290,755	77%
Total	$1,492,946	$1,602,797	$(109,851)	(7)%	$3,074,486	$3,424,554	$(350,068)	(10)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted income (loss) derived from operating activities from continuing operations: (5)
Drilling & Rig Services:
U.S.	$69,813	$145,351	$(75,538)	(52)%	$147,408	$312,084	$(164,676)	(53)%
Canada	3,895	(529)	4,424	836%	34,413	42,617	(8,204)	(19)%
International	32,481	16,401	16,080	98%	53,950	37,539	16,411	44%
Rig Services (1)	(4,044)	28,179	(32,223)	(114)%	3,693	58,025	(54,332)	(94)%
Subtotal Drilling & Rig Services (2)	102,145	189,402	(87,257)	(46)%	239,464	450,265	(210,801)	(47)%
Completion & Production Services:
Production Services	23,471	25,397	(1,926)	(8)%	49,485	53,426	(3,941)	(7)%
Completion Services	6,870	46,144	(39,274)	(85)%	24,626	111,004	(86,378)	(78)%
Subtotal Completion & Production Services (3)	30,341	71,541	(41,200)	(58)%	74,111	164,430	(90,319)	(55)%
Other reconciling items (6)	(41,543)	(35,596)	(5,947)	(17)%	(73,044)	(73,812)	768	1%
Total adjusted income (loss) derived from operating activities	$90,943	$225,347	$(134,404)	(60)%	$240,531	$540,883	$(300,352)	(56)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Total adjusted income (loss) derived from operating activities (5)	$90,943	$225,347	$(134,404)	(60)%	$240,531	$540,883	$(300,352)	(56)%
U.S. oil and gas joint venture	—	(140,434)	140,434	100%	—	(202,996)	202,996	100%
Interest expense	(60,271)	(63,459)	3,188	5%	(120,279)	(126,113)	5,834	5%
Investment income (loss)	14,821	5,368	9,453	176%	94,242	25,620	68,622	268%
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(9,312)	(160,917)	151,605	94%	(69,119)	(159,077)	89,958	57%
Income (loss) from continuing operations before income taxes	36,181	(134,095)	170,276	127%	145,375	78,317	67,058	86%
Income tax expense (benefit)	6,172	(36,192)	42,364	117%	17,444	32,852	(15,408)	(47)%
Subsidiary preferred stock dividend	750	750	—	—	1,500	1,500	—	—
Income (loss) from continuing operations, net of tax	29,259	(98,653)	127,912	130%	126,431	43,965	82,466	188%
Income (loss) from discontinued operations, net of tax	(28,004)	24,690	(52,694)	(213)%	(25,958)	15,895	(41,853)	(263)%
Net income (loss)	1,255	(73,963)	75,218	102%	100,473	59,860	40,613	68%
Less: Net (income) loss attributable to noncontrolling interest	(5,616)	1,174	(6,790)	(578)%	(5,713)	1,441	(7,154)	(496)%
Net income (loss) attributable to Nabors	$(4,361)	$(72,789)	$68,428	94%	$94,760	$61,301	$33,459	55%

Diluted earnings (losses) per share:
From continuing operations	$0.08	$(0.34)			$0.41	$0.16
From discontinued operations	(0.09)	0.09			(0.09)	0.05
Total diluted	$(0.01)	$(0.25)			$0.32	$0.21

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Rig activity:
Rig years: (7)
U.S.	195.8	236.3	(40.5)	(17)%	192.8	237.7	(44.9)	(19)%
Canada	17.4	20.3	(2.9)	(14)%	28.6	34.5	(5.9)	(17)%
International (8)	125.2	120.9	4.3	4%	124.0	119.3	4.7	4%
Total rig years	338.4	377.5	(39.1)	(10)%	345.4	391.5	(46.1)	(12)%
Rig hours: (9)
Production Services	224,681	220,304	4,377	2%	436,979	433,330	3,649	1%
Canada Production Services	28,802	35,710	(6,908)	(19)%	76,829	92,754	(15,925)	(17)%
Total rig hours	253,483	256,014	(2,531)	(1)%	513,808	526,084	(12,276)	(2)%

(1)                  Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other businesses that are not aggregated into a reportable operating segment.

(2)                  Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $1.2 million and $6.1 million for the three months ended June 30, 2013 and 2012, respectively, and $4.0 million for the six months ended June 30, 2013.

(3)                  Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $.2 million and $.1 million for the three and six months ended June 30, 2013, respectively.

(4)                  Represents the elimination of inter-segment transactions and earnings (losses), net from our former U.S. unconsolidated oil and gas joint venture, accounted for using the equity method of $(140.4) million and $(203.0) million for the three and six months ended June 30, 2012, respectively. In December 2012, we sold our equity interest in the oil and gas joint venture.

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

(7)                 Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(8)                 International rig years includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years during each of the three and six months ended June 30, 2013 and 2012.

(9)                 Rig hours represents the number of hours that our well-servicing rig fleet operated during the year.

Segment Results of Operations

Drilling & Rig Services

Our Drilling & Rig Services business line is comprised of drilling on land and offshore, by geographic region. This business line also includes our drilling technology, top drive manufacturing, directional drilling, construction services and rig instrumentation and software businesses.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Revenues	$467,129	$598,765	$(131,636)	(22)%	$951,902	$1,225,870	$(273,968)	(22)%
Adjusted income	$69,813	$145,351	$(75,538)	(52)%	$147,408	$312,084	$(164,676)	(53)%

Rig years	195.8	236.3	(40.5)	(17)%	192.8	237.7	(44.9)	(19)%

Canada
Revenues	$64,789	$66,015	$(1,226)	(2)%	$191,656	$210,750	$(19,094)	(9)%
Adjusted income	$3,895	$(529)	$4,424	836%	$34,413	$42,617	$(8,204)	(19)%

Rig years	17.4	20.3	(2.9)	(14)%	28.6	34.5	(5.9)	(17)%

International
Revenues	$351,421	$304,622	$46,799	15%	$672,937	$611,087	$61,850	10%
Adjusted income	$32,481	$16,401	$16,080	98%	$53,950	$37,539	$16,411	44%

Rig years	125.2	120.9	4.3	4%	124.0	119.3	4.7	4%

Rig Services
Revenues	$152,462	$228,614	$(76,152)	(33)%	$331,772	$470,372	$(138,600)	(29)%
Adjusted income	$(4,044)	$28,179	$(32,223)	(114)%	$3,693	$58,025	$(54,332)	(94)%

U.S.

Our U.S. drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results for this segment decreased during the three and six months ended June 30, 2013 compared to the corresponding 2012 periods, primarily due to lower average dayrates and decreases in drilling activity in both the lower 48 states and Alaska.  Realized dayrates for a portion of our rig fleet declined as term contracts expired; current market rates for drilling rigs are now generally lower than rates reflected in expiring term contracts.  Results for this segment were also impacted by the industry-wide decrease in land drilling focused on natural gas.

Canada

Operating revenues decreased during the three and six months ended June 30, 2013 compared to the corresponding 2012 periods, primarily as a result of decreases in drilling activity, partially offset by increased drilling dayrates.  Drilling activity during the first half of 2013 was lower than the corresponding 2012 period due to decreased customer demand for gas-drilling activities related to the lower natural gas prices and a continued oversupply of natural gas in this market, resulting from lower prices.

International

Operating results increased during the three and six months ended June 30, 2013 compared to the corresponding 2012 periods primarily as a result of increases in overall rig activity with rig deployments in Papua New Guinea and offshore rigs in Mexico and Saudi Arabia, partially offset by reduced rig activity in Colombia.

Rig Services

Operating results decreased primarily from our Canrig activities during the three and six months ended June 30, 2013 compared to the corresponding 2012 periods due to lower demand in the United States and Canada drilling markets for top drives, rig instrumentation and data collection services from oil and gas exploration companies, along with lower third-party rental and RigWatchTM units, which generate higher margins.

Completion & Production Services

Our Completion & Production Services business line includes well-servicing, fluid logistics, workover operations and stimulation services in the U.S. and Canada.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Production Services
Revenues	$244,602	$240,380	$4,222	2%	$496,173	$497,639	$(1,466)	—
Adjusted income	$23,471	$25,397	$(1,926)	(8)%	$49,485	$53,426	$(3,941)	(7)%

Rig hours:
U.S.	224,681	220,304	4,377	2%	436,979	433,330	3,649	1%
Canada	28,802	35,710	(6,908)	(19)%	76,829	92,754	(15,925)	(17)%

Completion Services
Revenues	$254,016	$387,663	$(133,647)	(34)%	$516,154	$785,699	$(269,545)	(34)%
Adjusted income	$6,870	$46,144	$(39,274)	(85)%	$24,626	$111,004	$(86,378)	(78)%

Production Services

Operating results decreased slightly during the three and six months ended June 30, 2013 compared to the corresponding 2012 periods, primarily due to the mix of higher and lower rate rigs working in our Canada markets.  U.S. markets have had higher utilization, despite continued pricing challenges.  Costs have increased in rig and truck utilization as a result of capital invested over the past few years to increase our rig and truck fleets as well as frac tanks.

Completion Services

Operating results decreased during the three and six months ended June 30, 2013 compared to the corresponding 2012 periods, due to reduced customer activity in part caused by severe weather in our northern operating areas as well as downward pricing pressure across all regions due to continued overcapacity in the pressure pumping market.

OTHER FINANCIAL INFORMATION

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
General and administrative expenses	$132,612	$133,612	$(1,000)	(1)%	$265,157	$269,958	$(4,801)	(2)%

Depreciation and amortization	270,199	261,016	9,183	4%	543,564	508,637	34,927	7%

Interest expense	60,271	63,459	(3,188)	(5)%	120,279	126,113	(5,834)	(5)%

Investment income	14,821	5,368	9,453	176%	94,242	25,620	68,622	268%

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	9,312	160,917	(151,605)	(94)%	69,119	159,077	(89,958)	(57)%

General and administrative expenses

General and administrative expenses decreased slightly during the three and six months ended June 30, 2013 compared to the corresponding 2012 periods, primarily as a result of lower activities and cost-reduction efforts across all business units.  As a percentage of operating revenues, general and administrative expenses have increased primarily as a result of the drop in operating revenues during the three and six months ended June 30, 2013 as compared to the 2012 corresponding periods.

Depreciation and amortization

Depreciation and amortization expense increased during the three and six months ended June 30, 2013 compared to the corresponding 2012 periods, as a result of the incremental depreciation expense from 30 newly constructed rigs placed into service since January 2012 in the U.S., and to a lesser extent, rig upgrades and other capital expenditures made during 2012 relating to our Drilling & Rig Services business line in our U.S. and international markets.

Interest expense

Interest expense decreased during the three and six months ended June 30, 2013 compared to the corresponding 2012 periods, primarily as a result of the redemption in August 2012 of our aggregate principal amount $275 million 5.375% senior notes, but also attributable to a reduction in our overall debt levels and the lower interest rates for the revolving credit facility and commercial paper balances.

Investment income

Investment income for the three months ended June 30, 2013 included realized gains of $12.5 million related to the sale of some of our available-for-sale debt and equity securities and $2.3 million attributable to interest and dividend income.

Investment income for the six months ended June 30, 2013 was primarily comprised of realized gains of $88.7 million related to the sale of some of our available-for-sale debt and equity securities.  The balance was attributable to interest, dividend income or unrealized gains on the remaining portfolio of investments.

Investment income for the three months ended June 30, 2012 included net unrealized gains of $1.4 million from our trading securities, interest and dividend income of $3.6 million from our cash, other short-term and long-term investments and realized gains of $.4 million from other long-term investments.

Investment income for the six months ended June 30, 2012 included a $12.5 million realized gain related to the sale of some of our debt securities, net unrealized gains of $7.4 million from our trading securities, interest and dividend income of $5.0 million from our cash, other short-term and long-term investments and realized gains of $.7 million from other long-term investments.

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended June 30, 2013 was a net loss of $9.3 million, which was primarily comprised of foreign currency exchange losses of approximately $3.0 million and net losses on sales and disposals of assets of approximately $2.0 million.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the six months ended June 30, 2013 was a net loss of $69.1 million, which included a one-time stock grant valued at $27 million, which vested immediately and $18 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement during the first quarter of 2013.  In addition, there were increases to our litigation reserves of $5.7 million, foreign currency exchange losses of approximately $7.3 million and net losses on sales and disposals of assets of approximately $5.4 million.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three and six months ended June 30, 2012 was comprised of provisions for retirement of long-lived assets totaling $46.3 million across multiple operating segments, an intangible asset impairment of approximately $75.0 million related to a trade name, goodwill impairment totaling $26.3 million related to our U.S. Offshore and International reporting units, net losses on sales and retirements of long-lived assets of approximately $6.0 million and net increases to our litigation reserves of $5.0 million.

Income tax rate

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
Effective income tax rate from continuing operations	17%	27%	(10)%	(37)%	12%	42%	(30)%	(71)%

The changes in our effective tax rate during the three and six months ended June 30, 2013 compared to the corresponding 2012 periods benefited from a lower effective tax rate, principally attributable to the settlement of a longstanding tax dispute.  In general, the effective tax rate reflects the proportion of income generated in the United States versus other countries where we operate. Income generated in the United States is generally taxed at a higher rate than other jurisdictions.

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

Assets Held-for-Sale

	June 30,		December 31,
Assets Held-for-Sale	2013		2012
	(In thousands)
Oil and Gas (1)	$351,263	(2)	$377,625
Rig Services	—	(3)	6,232
	$351,263		$383,857

(1)         Oil and Gas represents a former operating segment of the Company.  We began marketing efforts during 2010 to sell our oil and gas investments.  As of December 2012, all remaining assets relating to oil and gas are classified as held-for-sale.

(2)         During the six months ended June 30, 2013, the carrying value of these assets was adjusted by $34.4 million to reflect the sales price or current fair value.  In July 2013, we sold some of our oil and gas assets and received initial proceeds of $90 million, subject to customary post-closing adjustments.

(3)         On April 1, 2013, we sold our business that provides logistics services for onshore drilling using helicopter and fixed-wing aircraft for a price of $9.3 million.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At June 30, 2013, our undiscounted contractual commitments for these contracts approximated $290 million, and we had liabilities of $177 million, $58 million of which were classified as current and are included in accrued liabilities.  At December 31, 2012, we had liabilities of $206 million, $69 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2013		2012	Increase/(Decrease)		2013		2012	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues and Earnings from unconsolidated affiliates
Oil and Gas	$12,050		$2,919	$9,131	313%	$22,039		$6,220	$15,819	254%
Rig Services	$934		$5,554	$(4,620)	(83)%	$4,971		$10,416	$(5,445)	(52)%

Income (loss) from discontinued operations
Oil and Gas	$(34,220	)(1)	$31,764	$(65,984)	(208)%	$(34,173	)(1)	$23,962	$(58,135)	(243)%
Rig Services	$6,216		$(7,074)	$13,290	188%	$8,215		$(8,067)	$16,282	202%

(1)         The carrying value of some assets was adjusted. Refer to discussion above.

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares, are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2013 and 2012 below.

Operating Activities. Net cash provided by operating activities totaled $665.4 million during the six months ended June 30, 2013, compared to net cash provided by operating activities of $711.9 million during the corresponding 2012 period. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates.  Net income (loss) adjusted for non-cash components was approximately $633.4 million and $871.5 million during the six months ended June 30, 2013 and 2012, respectively.  Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows.  Changes in working capital items contributed $32.0 million and used $159.6 million, respectively, in cash during the six months ended June 30, 2013 and 2012.

Investing Activities. Net cash used for investing activities totaled $342.1 million during the six months ended June 30, 2013 compared to net cash used for investing activities of $826.2 million during the corresponding 2012 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2013 and 2012, we used cash for capital expenditures totaling $500.4 million and $967.9 million, respectively. During the six months ended June 30, 2013, we used cash to purchase NES and,we sold our trading equity securities and some of our available-for-sale equity securities, providing $163.2 million in cash.

Financing Activities. Net cash used for financing activities totaled $333.4 million during the six months ended June 30, 2013 compared to net cash provided by financing activities of $39.5 million during the corresponding 2012 period.  During the six months ended June 30, 2013, we issued $295.0 million in commercial paper and repaid amounts totaling $590.0 million that were borrowed under our revolving credit facility. During the six months ended June 30, 2012, we borrowed $200 million from the revolving credit facility and repaid amounts totaling $150 million. During the six months ended June 30, 2013, we paid cash dividends to shareholders totaling $23.6 million.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $1.0 - 1.2 billion.  Purchase commitments outstanding at June 30, 2013 totaled approximately $549.6 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities.  The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months reflect a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling and offshore rigs, and well-servicing equipment, and technology assets that we own and operate.  We expect to be able to reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it.

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

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open-market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility, our commercial paper program, and cash generated from operations. As of June 30, 2013, we had cash and short-term investments of $608.0 million and working capital of $1.7 billion.   As of December 31, 2012, we had cash and short-term investments of $778.2 million and working capital of $2.0 billion. At June 30, 2013, we had $1.2 billion of availability remaining under our $1.5 billion revolving credit facility.

In July 2013, we sold some of our oil and gas assets to an unrelated party and received initial proceeds of $90 million, subject to customary post-closing adjustments.

During the six months ended June 30, 2013, we sold our trading securities and some of our available-for-sale securities for $163.2 million. During April 2013, Nabors Delaware established a commercial paper program, allowing for the issuance up to $1.5 billion in commercial paper with maturity of no more than 397 days.  As of June 30, 2013, we had approximately $295.0 million of borrowings from commercial paper.

We had nine letter-of-credit facilities with various banks as of June 30, 2013. Availability under these facilities as of June 30, 2013 was as follows:

(In thousands)
Credit available	$281,613
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	(68,061)
Remaining availability	$213,552

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon exchange or purchase of our notes and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. A ratings downgrade could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations.

Our gross debt to capital ratio was 0.41:1 as of June 30, 2013 and 0.42:1 as of December 31, 2012, respectively. Our net debt to capital ratio was 0.37:1 as of June 30, 2013 and 0.38:1 as of December 31, 2012, respectively. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital.  Total capital is defined as total debt plus shareholders’ equity. The net debt to capital ratio is calculated by dividing (x) net debt by (y) net capital. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments.  Net capital is the sum of net debt plus shareholders’ equity. Both of these ratios are used to calculate a company’s leverage in relation to its capital. Neither ratio measures operating performance or liquidity as defined by GAAP and, therefore, may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 7.0:1 as of June 30, 2013 and 7.9:1 as of December 31, 2012. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues and earnings (losses) from unconsolidated affiliates, direct costs and general administrative expenses less earnings (losses) from the U.S. oil and gas joint venture divided by (y) interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense.  The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2013	2014	2015	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$16,513	18,402	—	—	$34,915

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

Our management, with the participation of the Chairman, President and Chief Executive Officer and the Principal Accounting and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chairman, President and Chief Executive Officer and the Principal Accounting and Financial Officer have concluded that, as of the end of the period, our disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act and are effective, at a reasonable assurance level, in ensuring that information required to be disclosed in those reports is accumulated and communicated to management, including the Chairman, President and Chief Executive Officer and the Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In 2009, the Court of Ouargla entered a judgment of approximately $18.2 million (at current exchange rates) against us relating to alleged customs infractions in Algeria.  We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case.  We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court.  In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment.  We have again lodged an appeal to the Algeria Supreme Court, asserting the same challenges as before. Based upon our understanding of applicable law and precedent, we continue to believe that we will prevail. The Hassi Messaoud customs office has recently initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case, as permitted by Algerian law.  We intend to post security to suspend these efforts and have recorded a reserve in the anticipation of that security.  If we are ultimately required to pay a fine or judgment related to this matter, the resulting loss could be up to $13.6 million in excess of amounts accrued.

On September 21, 2011, we received an informal inquiry from the SEC related to perquisites and personal benefits received by the officers and directors of Nabors, including their use of non-commercial aircraft.  Our Audit Committee and Board of Directors were apprised of this inquiry and we cooperated with the SEC.  On June 6, 2013, the staff of the SEC informed us that it had concluded its inquiry and determined not to recommend any enforcement action to the Commission.

Refer to Note 9 — Commitments and Contingencies for discussion of previously disclosed litigation contingencies

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2013 to the “Risk Factors” discussed in our 2012 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2013 from the distributions described below.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

(In thousands, except average price paid per share)

Period	Total Number of Shares Purchases (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30, 2013	15	$14.75	—	—
May 1 - May 31, 2013	3	$15.25	—	—
June 1 - June 30, 2013	—	$16.40	—	—

(1)         Shares were withheld from employees to satisfy certain tax withholding obligations due in connection with vesting or exercise of restricted stock or stock options under our 2003 Employee Stock Plan.  The plan provides for the withholding of shares to satisfy tax obligations, but does not specify a maximum number of shares that can be withheld for this purpose.

(2)         We currently do not intend to make further purchases of our common shares under the share repurchase program authorized by the Board of Directors in July 2006.

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

4.1

Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-32657) filed with the Commission on July 17, 2012).

4.2

Amendment No. 1, dated as of April 4, 2013, to the Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-32657) filed with the Commission on April 4, 2013).

4.3

Amendment No. 2, dated as of July 15, 2013, to the Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form 8-A (File No. 001-32657) filed with the Commission on July 15, 2013).

10.1

Agreement, dated as of April 4, 2013, by and between Nabors Industries Ltd. and PHM Investment (USD) 1 S.à.r.l. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-32657) filed with the Commission on April 4, 2013).

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

NABORS INDUSTRIES LTD.

By:	/s/ Anthony G. Petrello
Anthony G. Petrello
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ R. Clark Wood
R. Clark Wood
Principal Accounting and Financial Officer

Date:	August 2, 2013

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

4.1

Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-32657) filed with the Commission on July 17, 2012).

4.2

Amendment No. 1, dated as of April 4, 2013, to the Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-32657) filed with the Commission on April 4, 2013).

4.3

Amendment No. 2, dated as of July 15, 2013, to the Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form 8-A (File No. 001-32657) filed with the Commission on July 15, 2013).

10.1

Agreement, dated as of April 4, 2013, by and between Nabors Industries Ltd. and PHM Investment (USD) 1 S.à.r.l. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-32657) filed with the Commission on April 4, 2013).

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