Form 10-Q
period 2013-09-30
NABORS INDUSTRIES LTD
filed 2013-11-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of October 29, 2013 was 295,166,266.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share amounts)	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$395,923	$524,922
Short-term investments	96,015	253,282
Assets held for sale	396,201	383,857
Accounts receivable, net	1,362,434	1,382,623
Inventory	229,494	251,133
Deferred income taxes	239,171	110,480
Other current assets	237,217	226,560
Total current assets	2,956,455	3,132,857
Long-term investments and other receivables	3,371	4,269
Property, plant and equipment, net	8,463,804	8,712,088
Goodwill	479,557	472,326
Investment in unconsolidated affiliates	68,907	61,690
Other long-term assets	230,022	272,792
Total assets	$12,202,116	$12,656,022

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$11,441	$364
Trade accounts payable	521,133	499,010
Accrued liabilities	579,476	599,380
Income taxes payable	13,372	33,628
Total current liabilities	1,125,422	1,132,382
Long-term debt	4,036,027	4,379,336
Other long-term liabilities	441,372	518,664
Deferred income taxes	692,514	599,335
Total liabilities	6,295,335	6,629,717

Commitments and contingencies (Note 9)
Subsidiary preferred stock (Note 8)	69,188	69,188

Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 323,534 and 318,813, respectively	323	319
Capital in excess of par value	2,384,421	2,337,244
Accumulated other comprehensive income	311,631	431,595
Retained earnings	4,074,420	4,120,398
Less: treasury shares, at cost, 28,414 common shares	(944,627)	(944,627)
Total shareholders’ equity	5,826,168	5,944,929
Noncontrolling interest	11,425	12,188
Total equity	5,837,593	5,957,117
Total liabilities and equity	$12,202,116	$12,656,022

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Revenues and other income:
Operating revenues	$1,550,819	$1,729,907	$4,544,263	$5,272,499
Earnings (losses) from unconsolidated affiliates	(2,628)	(99,527)	1,627	(302,513)
Investment income (loss)	1,229	7,224	95,471	32,844
Total revenues and other income	1,549,420	1,637,604	4,641,361	5,002,830

Costs and other deductions:
Direct costs	980,911	1,107,032	2,948,213	3,353,520
General and administrative expenses	127,943	130,681	390,023	398,534
Depreciation and amortization	273,444	265,637	809,019	766,441
Interest expense	56,059	63,776	176,343	190,068
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	3,266	10,216	27,245	21,777
Impairments and other charges	242,241	—	287,241	147,503
Total costs and other deductions	1,683,864	1,577,342	4,638,084	4,877,843
Income (loss) from continuing operations before income taxes	(134,444)	60,262	3,277	124,987
Income tax expense (benefit):
Current	(32,316)	50,979	(2,106)	111,683
Deferred	(12,368)	(55,956)	(26,692)	(89,562)
Total income tax expense (benefit)	(44,684)	(4,977)	(28,798)	22,121
Subsidiary preferred stock dividend	750	750	2,250	2,250
Income (loss) from continuing operations, net of tax	(90,510)	64,489	29,825	100,616
Income (loss) from discontinued operations, net of tax	(14,430)	12,155	(34,292)	35,888
Net income (loss)	(104,940)	76,644	(4,467)	136,504
Less: Net (income) loss attributable to noncontrolling interest	(441)	(988)	(6,154)	453
Net income (loss) attributable to Nabors	$(105,381)	$75,656	$(10,621)	$136,957

Earnings (losses) per share:
Basic from continuing operations	$(0.30)	$0.22	$0.08	$0.35
Basic from discontinued operations	(0.05)	0.04	(0.11)	0.12
Total Basic	$(0.35)	$0.26	$(0.03)	$0.47

Diluted from continuing operations	$(0.30)	$0.22	$0.08	$0.35
Diluted from discontinued operations	(0.05)	0.04	(0.11)	0.12
Total Diluted	$(0.35)	$0.26	$(0.03)	$0.47

Weighted-average number of common shares outstanding:
Basic	295,076	290,367	293,837	289,822
Diluted	295,076	292,501	296,208	292,290

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2013	2012	2013	2012

Net income (loss) attributable to Nabors	$(105,381)	$75,656	$(10,621)	$136,957
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	15,716	31,550	(36,853)	29,157
Unrealized gains/(losses) on marketable securities	(3,416)	13,667	1,586	20,882
Less: reclassification adjustment for (gains)/losses included in net income (loss) (Note 11)	(2)	(1,523)	(88,159)	(14,007)
Unrealized gains/(losses) on marketable securities	(3,418)	12,144	(86,573)	6,875
Pension liability amortization	280	260	842	780
Unrealized gains/(losses) on cash flow hedges	153	166	459	548
Other comprehensive income (loss), before tax	12,731	44,120	(122,125)	37,360
Income tax expense (benefit) related to items of other comprehensive income (loss)	116	(272)	(2,161)	(3,856)
Other comprehensive income (loss), net of tax	12,615	44,392	(119,964)	41,216
Comprehensive income (loss) attributable to Nabors	(92,766)	120,048	(130,585)	178,173
Net income (loss) attributable to noncontrolling interest	441	988	6,154	(453)
Translation adjustment attributable to noncontrolling interest	229	390	(572)	417
Comprehensive income (loss) attributable to noncontrolling interest	670	1,378	5,582	(36)
Comprehensive income (loss)	$(92,096)	$121,426	$(125,003)	$178,137

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Unaudited)	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss) attributable to Nabors	$(10,621)	$136,957
Adjustments to net income (loss):
Depreciation and amortization	820,898	778,393
Depletion and other oil and gas expenses	22,235	223
Deferred income tax expense (benefit)	(31,535)	(81,116)
Losses (gains) on long-lived assets, net	12,254	7,016
Impairments and other charges	71,322	162,450
Loss on debt extinguishment	211,981
Losses (gains) on investments, net	(90,635)	(27,773)
Share-based compensation	45,898	13,541
Foreign currency transaction losses (gains), net	7,021	5,054
Gain on sale of oil and gas operations	—	(48,486)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(1,263)	302,512
Other	4,966	6,207
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(21,568)	46,973
Inventory	20,220	10,900
Other current assets	5,572	(47,086)
Other long-term assets	34,435	(26,743)
Trade accounts payable and accrued liabilities	11,271	(221,252)
Income taxes payable	(53,846)	10,576
Other long-term liabilities	(83,890)	65,699
Net cash provided by operating activities	974,715	1,094,045
Cash flows from investing activities:
Purchases of investments	—	(949)
Sales and maturities of investments	163,944	30,111
Cash paid for acquisition of businesses, net	(37,516)	—
Capital expenditures	(780,711)	(1,221,769)
Proceeds from sale of affiliate	10,000	—
Investment in unconsolidated affiliate	(5,967)	—
Proceeds from sales of assets and insurance claims	139,254	128,432
Other	(7)	—
Net cash used for investing activities	(511,003)	(1,064,175)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(7,497)	(1,748)
Dividends to shareholders	(35,357)	—
Debt issuance costs	(3,505)	—
Proceeds from debt	710,086	—
Proceeds from revolving credit facility	—	710,000
Proceeds from (payments for) commercial paper, net	332,250	—
Proceeds from (payments for) issuance of common shares	4,375	(4,007)
Reduction in long-term debt	(994,181)	(276,232)
Reduction in revolving credit facility	(590,000)	(380,000)
Purchase of restricted stock	(3,096)	(2,071)
Tax (expense) benefit related to share-based awards	—	(54)
Net cash (used for) provided by financing activities	(586,925)	45,888
Effect of exchange rate changes on cash and cash equivalents	(5,786)	(2,771)
Net increase (decrease) in cash and cash equivalents	(128,999)	72,987
Cash and cash equivalents, beginning of period	524,922	398,575
Cash and cash equivalents, end of period	$395,923	$471,562

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2012	318,813	$319	$2,337,244	$431,595	$4,120,398	$(944,627)	$12,188	$5,957,117
Net income (loss)					(10,621)		6,154	(4,467)
Dividends to shareholders ($.04/share)					(35,357)			(35,357)
Other comprehensive income (loss), net of tax				(119,964)			(572)	(120,536)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	470	—	4,375					4,375
Sale of non- controlling interest							(2,899)	(2,899)
Share-based compensation	4,251	4	45,898					45,902
Other			(3,096)				(3,446)	(6,542)
As of September 30, 2013	323,534	$323	$2,384,421	$311,631	$4,074,420	$(944,627)	$11,425	$5,837,593

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

As a global provider of services for oil and natural gas wells, on land and offshore, Nabors’ fleet of rigs and equipment includes:

•                  477 actively marketed land drilling rigs for oil and gas land drilling operations in the U.S. Lower 48 states, Alaska, Canada and over 20 other countries throughout the world.

•                  448 actively marketed rigs for land well-servicing and workover services in the United States and approximately 104 rigs for land well-servicing and workover services in Canada.

•                  36 platform, 8 jackup and 4 barge rigs actively marketed in the United States, including the Gulf of Mexico, and multiple international markets.

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

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to the prior period to conform to the current-period presentation, with no effect on our consolidated financial position, results of operations or cash flows.  Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”).  In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2013, as well as the results of our operations and other comprehensive income for the three and nine months ended September 30, 2013 and 2012, and our cash flows and changes in equity for the nine months ended September 30, 2013 and 2012, in accordance with GAAP.  Interim results for the nine months ended September 30, 2013 may not be indicative of results that will be realized for the full year ending December 31, 2013.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or average cost method, and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Raw materials	$149,630	$148,822
Work-in-progress	29,256	45,733
Finished goods	50,608	56,578
	$229,494	$251,133

Goodwill

The carrying amount and changes in recorded goodwill for our business lines as of and for the nine months ended September 30, 2013 were as follows:

		Acquisitions
		and
	Balance at	Purchase		Disposals		Cumulative	Balance at
	December 31,	Price		and		Translation	September 30,
	2012	Adjustments		Impairments		Adjustment	2013
	(In thousands)
Drilling & Rig Services:
U.S.	$50,149	$—		$—		$—	$50,149
Rig Services	32,113	15,828	(1)	(8,000	)(2)	(597)	39,344
Subtotal Drilling & Rig Services	82,262	15,828		(8,000)		(597)	89,493
Completion & Production Services
Completion	334,992	—		—		—	334,992
Production	55,072	—		—		—	55,072
Subtotal Completion & Production Services	390,064	—		—		—	390,064
Total	$472,326	$15,828		$(8,000)		$(597)	$479,557

(1)         Represents the goodwill recorded in connection with our acquisition of Navigate Energy Services, Inc. (“NES”). See Note 11 - Supplemental Information for additional discussion.

(2)         Represents the goodwill related to Peak Oilfield Service Company (“Peak”), a wholly owned subsidiary in Alaska, for which the accounting criteria of assets held for sale was met at September 30, 2013.  Accordingly, we reclassified the goodwill and related carrying value of these assets to assets held for sale at September 30, 2013.  See Note 12 — Assets Held for Sale and Discontinued Operations for additional information.

Note 3 Cash and Cash Equivalents and Short-term Investments

Our cash and cash equivalents and short-term investments consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$395,923	$524,922
Short-term investments:
Trading equity securities	$—	$52,705
Available-for-sale equity securities	76,469	174,610
Available-for-sale debt securities	19,546	25,967
Total short-term investments	$96,015	$253,282

We sold our trading equity securities during the first quarter of 2013.

Certain information related to our cash and cash equivalents and short-term investments follows:

	September 30, 2013			December 31, 2012
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$395,923	$—	$—	$524,922	$—	$—
Short-term investments:
Trading equity securities	—	—	—	52,705	46,981	—
Available-for-sale equity securities	76,469	47,922	—	174,610	137,282	(1,030)
Available-for-sale debt securities:
Commercial paper and CDs	—	—	—	206	—	—
Corporate debt securities	18,448	3,188	—	23,399	1,870	—
Mortgage-backed debt securities	213	12	—	244	15	—
Mortgage-CMO debt securities	60	2	(2)	523	10	(3)
Asset-backed debt securities	825	—	(67)	1,595	28	(192)
Total available-for-sale debt securities	19,546	3,202	(69)	25,967	1,923	(195)
Total available-for-sale securities	96,015	51,124	(69)	200,577	139,205	(1,225)
Total short-term investments	96,015	51,124	(69)	253,282	186,186	(1,225)
Total cash, cash equivalents and short-term investments	$491,938	$51,124	$(69)	$778,204	$186,186	$(1,225)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of September 30, 2013
	Less Than 12 Months		More Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)

Available-for-sale debt securities: (1)
Mortgage-CMO debt securities	$22	$2	$—	$—
Asset-backed debt securities	—	—	446	67
Total available-for-sale debt securities	22	2	446	67
Total	$22	$2	$446	$67

(1)         Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities.  Each of these securities has a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered to be of high credit quality.  In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements.  We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other-than-temporary at September 30, 2013.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at September 30, 2013, classified by time to contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
September 30, 2013
(In thousands)
Debt securities:
Due in one year or less	$—
Due after one year through five years	15,113
Due in more than five years	4,433
Total debt securities	$19,546

Certain information regarding our debt and equity securities is presented below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Available-for-sale
Proceeds from sales and maturities	$408	$3,953	$107,361	$23,186
Realized gains (losses), net	$2	$1,732	$88,159	$14,007

Note 4 Fair Value Measurements

The following table sets forth, by level within the fair-value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2013.  Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter.  During the three months ended September 30, 2013, there were no transfers of our financial assets between Level 1 and Level 2 measures.  Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities from energy industry	$75,607	$862	$—	$76,469
Available-for-sale debt securities:
Corporate debt securities	—	18,448	—	18,448
Mortgage-backed debt securities	—	213	—	213
Mortgage-CMO debt securities	—	60	—	60
Asset-backed debt securities	825	—	—	825
Total short-term investments	$76,432	$19,583	$—	$96,015

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

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
2.35% senior notes due September 2016	$349,803	$353,959	$—	$—
6.15% senior notes due February 2018	969,623	1,097,743	968,708	1,164,813
9.25% senior notes due January 2019	339,607	421,952	1,125,000	1,492,819
5.00% senior notes due September 2020	697,871	732,319	697,648	770,707
4.625% senior notes due September 2021	698,087	717,374	697,907	755,517
5.10% senior notes due September 2023	348,733	356,041	—	—
Subsidiary preferred stock	69,188	69,750	69,188	68,625
Revolving credit facility	300,000	300,000	890,000	890,000
Commercial paper	332,250	332,250	—	—
Other	11,494	11,494	437	437
	$4,116,656	$4,392,882	$4,448,888	$5,142,918

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of September 30, 2013, our short-term investments were carried at fair market value and classified as available-for-sale.  As of December 31, 2012, our short-term investments were carried at fair market value and included $200.6 million and $52.7 million in securities classified as available-for-sale and trading, respectively.

Note 5 Share-Based Compensation

Our share-based employee and director compensation plans are more fully described in Note 8 — Share-Based Compensation in our 2012 Annual Report. Total share-based compensation expense, which includes stock options and restricted stock, totaled $7.1 million and $4.8 million for the three months ended September 30, 2013 and 2012, respectively, and $45.9 million and $13.5 million for the nine months ended September 30, 2013 and 2012, respectively. Total share-based compensation expense for the nine months ended September 30, 2013 included a one-time stock grant valued at $27.0 million, which vested immediately, in connection with the termination of the 2009 employment agreement with Anthony Petrello, our Chairman, President and Chief Executive Officer. This share-based compensation expense has been recognized in (Losses) gains on sales and disposals of long-lived assets and other expense (income), net in our consolidated statement of income (loss).  See discussion of Mr. Petrello’s 2013 employment agreement at Note 9 — Commitments and Contingencies. All other share-based compensation expense is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments.  See Note 13 — Segment Information.

During the nine months ended September 30, 2013 and 2012, we awarded 4,729,193 and 934,648 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors.  Some of the restricted stock awards made during the nine months ended September 30, 2013 contain provisions relating to market conditions or performance measures, which may affect the grant date or vesting of such awards. All of these awards had an aggregate value at their grant date of $76.8 million and $19.4 million, respectively.  The fair value of restricted stock that vested during the nine months ended September 30, 2013 and 2012 was $36.6 million and $9.4 million, respectively.

During the nine months ended September 30, 2013 and 2012, we awarded options vesting over periods up to four years to purchase 53,672 and 653,699 of our common shares, respectively, to our employees and directors.  The fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Nine Months
	Ended September 30,
	2013	2012
Weighted average fair value of options granted	$6.21	$9.42
Weighted average risk free interest rate	0.71%	0.63%
Dividend yield	.82%	0.00%
Volatility (1)	51.01%	55.77%
Expected life	4.0 years	4.0 years

(1)                                                         Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $3.2 million and $5.7 million, respectively.  Additionally, the intrinsic value of stock options surrendered during the nine months ended September 30, 2012 was $17.9 million.  The total fair value of stock options that vested during the nine months ended September 30, 2013 and 2012 was $4.0 million and $7.6 million, respectively.

Note 6 Debt

Debt consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
2.35% senior notes due September 2016	$349,803	$—
6.15% senior notes due February 2018	969,623	968,708
9.25% senior notes due January 2019	339,607	1,125,000
5.00% senior notes due September 2020	697,871	697,648
4.625% senior notes due September 2021	698,087	697,907
5.10% senior notes due September 2023	348,733	—
Revolving credit facility	300,000	890,000
Commercial paper	332,250	—
Other	11,494	437
	$4,047,468	$4,379,700
Less: current portion of debt	11,441	364
	$4,036,027	$4,379,336

2.35% and 5.10% Senior Notes

On September 12, 2013, Nabors Delaware completed a private placement of $700 million aggregate principal amount of senior notes, comprised of $350 million principal amount of 2.35% senior notes due 2016 and $350 million principal amount of 5.10% senior notes due 2023, which are unsecured and fully and unconditionally guaranteed by us.  The notes are subject to registration rights.  The notes were sold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A and to certain investors outside of the United States under Regulation S under the Securities Act. The notes pay interest semiannually on March 15 and September 15, beginning on March 15, 2014. The 2.35% senior notes will mature on September 15, 2016, and the 5.10% senior notes will mature on September 15, 2023.

The notes rank equal in right of payment to all of Nabors Delaware’s existing and future senior unsubordinated debt. The notes rank senior in right of payment to all of our existing and future senior subordinated and subordinated debt. Our guarantee of the notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The indenture includes covenants customary for transactions of this type that, subject to significant exceptions, limit our subsidiaries’ ability to, among other things, incur certain liens or enter into sale and leaseback transactions. In the event of a Change of Control Trigger Event, as defined in the indenture, with respect to a series of the notes, the holders of that series of notes may require Nabors Delaware to purchase all or a portion of each senior note in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at the redemption prices specified in the indenture, plus accrued and unpaid interest.  Nabors Delaware used the proceeds to redeem a portion of its 9.25% senior notes due 2019, as discussed below.

9.25% Senior Notes due 2019

On September 4, 2013, Nabors Delaware commenced a cash tender offer for any and all of its outstanding 9.25% senior notes due 2019, which expired on September 11, 2013.  On September 12, 2013, Nabors Delaware accepted for redemption all of the notes that were validly tendered and not validly withdrawn prior to the expiration of the tender offer, totaling $785.4 million (including $14 million held by a consolidated affiliate) in principal amount.  Nabors Delaware paid the holders an aggregate of approximately $1.0 billion in cash, reflecting principal, accrued and unpaid interest and a premium of $211.9 million (including related fees), from the proceeds of the 2.35% senior notes and 5.10% senior notes issued on September 12, 2013, discussed above, borrowings under its commercial paper program and cash on hand.  Following the redemption, $339.6 million in principal amount remains outstanding.

Commercial Paper Program

During April 2013, Nabors Delaware established a commercial paper program. This program allows the issuance from time to time of up to an aggregate amount of $1.5 billion in commercial paper with a maturity of no more than 397 days. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures in November 2017, more than one year from now.  As of September 30, 2013, we had approximately $332.3 million of commercial paper outstanding; we used the proceeds to reduce borrowings under our revolving credit facility and redeem debt.  The weighted average interest rate on borrowings at September 30, 2013 was 0.358%.

Revolving Credit Facility

At September 30, 2013, we had $1.2 billion of remaining availability from a total of $1.5 billion under our existing revolving credit facility. The weighted average interest rate on borrowings at September 30, 2013 was 1.49%.  The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at September 30, 2013 and December 31, 2012. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 7 Common Shares

During the nine months ended September 30, 2013, our employees exercised vested options to acquire .5 million of our common shares, resulting in proceeds of $4.4 million. During the nine months ended September 30, 2012, our employees exercised vested options and surrendered unexercised vested stock options to acquire 1.1 million of our common shares. We received $17.0 million relating to exercised options. We used approximately $21.0 million to repurchase surrendered unexercised vested options and to satisfy related tax withholding obligations pursuant to stock option share settlements and exercises by some employees. For the nine months ended September 30, 2013 and 2012, we withheld .2 million and .1 million, respectively, of our common shares with a fair value of $3.1 million and $2.1 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

During the three months ended September 30, 2013, our Board declared a cash dividend of $0.04 per common share to our shareholders.  This quarterly cash dividend was paid on September 27, 2013 to shareholders of record on September 6, 2013.  During the nine months ended September 30, 2013, we paid cash dividends totaling $35.4 million.

Note 8 Subsidiary Preferred Stock

As of September 30, 2013, dividends on outstanding shares of preferred stock had been declared and paid in full with respect to each quarter since their issuance.

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

In 2009, the Court of Ouargla entered a judgment of approximately $17.7 million (at current exchange rates) against us relating to alleged customs infractions in Algeria.  We do not believe we received proper notice of the judicial proceedings, and believe the amount of the judgment was excessive in any case.  We appealed to the Algeria Supreme Court, which reversed the lower court in 2012 and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. Nevertheless, in January 2013, the Ouargla Court of Appeals reinstated the judgment.  We have again appealed to the Algeria Supreme Court, asserting the same challenges as before. Based upon our understanding of applicable law and precedent, we continue to believe that we will prevail. Although the appeal remains ongoing, the Hassi Messaoud customs office recently initiated efforts to collect the judgment prior to the Supreme Court’s decision.  As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into formal negotiations with the customs authority.  We have recorded a reserve in the amount of the posted security.  If we are ultimately required to pay a fine or judgment related to this matter, the resulting loss could be up to $13.3 million in excess of amounts accrued.

In March 2011, the Court of Ouargla entered a judgment of approximately $34.8 million (at current exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals has upheld the lower court’s ruling, and we have appealed the matter to the Algeria Supreme Court.  While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $26.8 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2013	2014	2015	Thereafter	Total
	(In thousands)

Financial standby letters of credit and other financial surety instruments	$4,765	59,482	—	11,933	$76,180

Note 10 Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(90,510)	$64,489	$29,825	$100,616
Less: net (income) loss attributable to noncontrolling interest	(441)	(988)	(6,154)	453
Less: (earnings) losses allocated to unvested shareholders	1,411	—	671	—
Adjusted income (loss) from continuing operations - basic and diluted	$(89,540)	$63,501	$24,342	$101,069
Income (loss) from discontinued operations, net of tax	$(14,430)	$12,155	$(34,292)	$35,888

Earnings (losses) per share:
Basic from continuing operations	$(0.30)	$0.22	$0.08	$0.35
Basic from discontinued operations	(0.05)	0.04	(0.11)	0.12
Total Basic	$(0.35)	$0.26	$(0.03)	$0.47

Diluted from continuing operations	$(0.30)	$0.22	$0.08	$0.35
Diluted from discontinued operations	(0.05)	0.04	(0.11)	0.12
Total Diluted	$(0.35)	$0.26	$(0.03)	$0.47

Shares (denominator):
Weighted-average number of shares outstanding - basic	295,076	290,367	293,837	289,822
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	—	2,134	2,371	2,468
Weighted-average number of shares outstanding - diluted	295,076	292,501	296,208	292,290

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options and warrants with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. In periods of net loss from continuing operations, outstanding stock options, warrants and restricted stock are excluded because they are anti-dilutive when using the if-converted method, as reflected for the three months ended September 30, 2013.

The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share were 18,786,837 and 15,010,906 shares during the three months ended September 30, 2013 and 2012, respectively, and 11,887,169 and 13,934,259 shares during the nine months ended September 30, 2013 and 2012, respectively.  In any period during which the average market price of our common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 11 Supplemental Information

Accrued liabilities include the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Accrued compensation	$165,022	$158,095
Deferred revenue	183,049	148,165
Other taxes payable	63,504	58,590
Workers’ compensation liabilities	22,645	22,645
Interest payable	19,012	90,878
Warranty accrual	6,172	6,436
Litigation reserves	28,597	26,782
Current liability to discontinued operations	64,278	68,961
Professional fees	3,228	2,989
Current deferred tax liability	12,105	10,721
Other accrued liabilities	11,864	5,118
	$579,476	$599,380

Investment income (loss) includes the following:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2013	2012		2013		2012
	(In thousands)

Interest and dividend income	$1,107	$1,160		$4,225		$6,110
Gains (losses) on investments, net	122	6,064	(1)	91,246	(2)	26,734	(1)(3)
	$1,229	$7,224		$95,471		$32,844

(1)  Includes net unrealized gains of $4.2 million and $11.6 million from our trading securities during the three and nine months ended September 30, 2012, respectively.

(2)  Includes realized gains of $88.2 million from available-for-sale debt and equity securities and net realized gains of $2.5 million from our trading securities.

(3)  Includes $14.0 million realized gain related to debt securities in addition to unrealized gains discussed above.

Losses (gains) on sales and disposals of long-lived assets and other expense (income), net includes the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$2,806	$2,592	$8,150	$6,773
Litigation expenses	1,983	3,255	7,642	8,791
Foreign currency transaction losses (gains)	(290)	2,766	7,017	5,021
Other losses (gains)	(1,233)	1,603	4,436	1,192
	$3,266	$10,216	$27,245	$21,777

Impairments and other charges include the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013		2012
	(In thousands)

Termination of employment contract	$—	$—	$45,000	(1)	$—
Loss on tendered notes	208,197	—	208,197	(2)	—
Provision for retirement of assets	14,044	—	14,044	(3)	46,264	(5)
Impairment of long-lived assets	20,000	—	20,000	(4)	—
Intangible asset impairment	—	—	—		74,960	(6)
Goodwill impairment	—	—	—		26,279	(7)
	$242,241	$—	$287,241		$147,503

(1)         Represents a one-time stock grant valued at $27 million, which vested immediately, and $18 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 9 — Commitments and Contingencies for additional discussion.

(2)         Represents the loss related to the extinguishment of debt in connection with the tender offer on the 9.25% senior notes. See Note 6 — Debt for additional discussion.

(3)         Represents provision for retirement of long-lived assets in our International operations totaling $14.0 million, which reduced the carrying value of some assets to their salvage value. The retirements were related to assets in Saudi Arabia and included obsolete top-drives, nonworking trucks, generators, engines and other miscellaneous equipment. A continued period of lower oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

(4)         Represents impairment of $20.0 million to our fleet of coil-tubing units in our Completion & Production Services operating segment.  Intense competition and oversupply of equipment has led to lower utilization and margins for this product line, and we have recently decided to suspend the majority of our operations for these assets. When these factors were considered as part of our annual impairment tests on long-lived assets, the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets.  The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues as well as direct costs, capital expenditures and working capital requirements.  We believe the fair value estimated for purposes of these tests represents a Level 3 fair value measurement.  A prolonged period of slow economic recovery could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

(5)         Represents a provision for retirement of long-lived assets totaling $46.3 million in multiple operating segments, which reduced the carrying value of some assets to their salvage value. The retirements in our Canada operations included functionally inoperable rigs and other drilling equipment.  In our Completion & Production operations, the retirements related to rigs and vehicles that would require significant repair to return to work and other non-core assets.  A prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

(6)         Represents impairment of the Superior trade name. The Superior trade name was initially classified as a ten-year intangible asset at the date of acquisition in September 2010. The impairment is a result of the decision to cease using the Superior trade name to reduce confusion in the marketplace and enhance the Nabors brand.

(7)         Represents the impairment of goodwill associated with our U.S. Offshore and International reporting units. The impairments were deemed necessary due to the prolonged uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico as well as our international markets. A prolonged period of lower natural gas prices or changes in laws and regulations could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of future operating results.

The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available-for- sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands (a))
As of January 1, 2013	$(2,793)	$134,229	$(7,632)	$307,791	$431,595
Other comprehensive income (loss) before reclassifications	—	1,549	—	(36,853)	(35,304)
Amounts reclassified from accumulated other comprehensive income (loss)	280	(85,456)	516	—	(84,660)
Net other comprehensive income (loss)	280	(83,907)	516	(36,853)	(119,964)
As of September 30, 2013	$(2,513)	$50,322	$(7,116)	$270,938	$311,631

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The line items that were reclassified from net income include the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Line item in consolidated statement of income (loss)	2013	2012	2013	2012
	(In thousands)

Investment income (loss)	$2	$1,523	$88,159	$14,007
Interest expense	153	166	459	548
General and administrative expenses	280	260	842	780
Total before tax	$(431)	$1,097	$86,858	$12,679
Tax expense (benefit)	(168)	272	2,198	3,856
Reclassification adjustment for (gains)/losses included in net income (loss)	$(263)	$825	$84,660	$8,823

Other

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

Note 12 Assets Held-for-Sale and Discontinued Operations

Assets Held-for-Sale

Assets held-for-sale included the following:

	September 30,		December 31,
Assets Held-for-Sale	2013		2012
	(In thousands)
Oil and Gas (1)	$264,710	(2)	$377,625
Rig Services (3)	131,491		6,232
	$396,201		$383,857

(1)             Oil and Gas represents a former operating segment of the Company.  We began marketing efforts during 2010 to sell our oil and gas investments.  As of December 2012, all remaining assets relating to oil and gas were classified as held-for-sale.

(2)             During the nine months ended September 30, 2013, the carrying value of these assets was adjusted by $34.4 million to reflect the sales price or current fair value.  In July 2013, we sold some of our gas and oil assets and received initial proceeds of $90 million, subject to customary post-closing adjustments.

(3)             Represents the carrying value of Peak assets at September 30, 2013. Peak provided heavy equipment to move drilling rigs, water, other fluids and construction materials.  At September 30, 2013, the accounting criteria of assets held for sale was met and accordingly, we reclassified the carrying value of these assets to assets held-for-sale.  We completed our sale of Peak subsegment to Septemper 30, 2013.  The Rig Services balance at December 31, 2012 represents the assets of our logistics services that were sold on April 1, 2013 for a price of $9.3 million.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Operating revenues
Oil and Gas	$2,577	$12,859	$24,616	$19,079
Rig Services	$34,776	$44,846	$116,534	$140,210

Income (loss) from Oil and Gas discontinued operations:
Income (loss) from discontinued operations	$(8,555)	$5,527	$(11,227)	$(2,752)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	4,834	(3,961)	47,027 (1)	(40,429)
Less: Income tax expense (benefit)	2,011	(1,604)	(9,154)	2,623
Income (loss) from Oil and Gas discontinued operations, net of tax	$(15,400)	$11,092	$(49,100)	$35,054

Income (loss) from Rig Services discontinued operations: (2)
Income (loss) from discontinued operations	$1,394	$4,409	$19,011	$12,509
Less: Impairment charges or other (gains) and losses on sale of long-lived assets	67	2,459	(922)	7,728
Less: Income tax expense (benefit)	357	887	5,125	3,947
Income (loss) from Rig Services discontinued operations, net of tax	$970	$1,063	$14,808	$834

(1)         The carrying value of some assets was adjusted. Refer to discussion above.

(2)         Income (loss) from Rig Services discontinued operations includes the operating results from Peak and our discontinued logistics services for all periods presented.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At September 30, 2013, our undiscounted contractual commitments for these contracts approximated $279.9 million, and we had liabilities of $170.5 million, $58.3 million of which were classified as current and are included in accrued liabilities.  At December 31, 2012, we had liabilities of $206 million, $69 million of which were classified as current and included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Note 13 Segment Information

The following table sets forth financial information with respect to our operating segments:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates:

Drilling & Rig Services:
U.S.	$491,857	$555,784	$1,443,759	$1,781,654
Canada	81,397	102,993	273,053	313,743
International	383,712	329,245	1,056,649	940,332
Rig Services (1)	131,151	151,625	383,502	533,934
Subtotal Drilling & Rig Services (2)	1,088,117	1,139,647	3,156,963	3,569,663
Completion & Production Services:
Production Services	246,806	254,827	742,979	752,466
Completion Services	266,520	381,241	782,674	1,166,940
Subtotal Completion & Production Services (3)	513,326	636,068	1,525,653	1,919,406

Other reconciling items (4)	(53,252)	(145,335)	(136,726)	(519,083)
Total	$1,548,191	$1,630,380	$4,545,890	$4,969,986

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted income (loss) derived from operating activities (5)

Drilling & Rig Services:
U.S.	$92,710	$115,207	$240,118	$427,291
Canada	12,244	21,679	46,657	64,296
International	54,271	30,299	108,221	67,838
Rig Services (1)	2,357	14,027	(1,739)	58,626
Subtotal Drilling & Rig Services (2)	161,582	181,212	393,257	618,051
Completion & Production Services:
Production Services	25,909	34,035	75,394	87,461
Completion Services	13,024	47,218	37,650	158,222
Subtotal Completion & Production Services (3)	38,933	81,253	113,044	245,683
Other reconciling items (6)	(34,622)	(36,630)	(107,666)	(110,442)
Total adjusted income (loss) derived from operating activities	$165,893	$225,835	$398,635	$753,292

U.S. oil and gas joint venture earnings (losses)	—	(98,805)	—	(301,801)
Interest expense	(56,059)	(63,776)	(176,343)	(190,068)
Investment income (loss)	1,229	7,224	95,471	32,844
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(3,266)	(10,216)	(27,245)	(21,777)
Impairments and other charges	(242,241)	—	(287,241)	(147,503)
Income (loss) from continuing operations before income taxes	$(134,444)	$60,262	$3,277	$124,987

	September 30,	December 31,
	2013	2012
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$4,227,580	$4,157,470
Canada	633,913	699,699
International	3,528,697	3,626,307
Rig Services	642,875	644,350
Subtotal Drilling & Rig Services (7)	9,033,065	9,127,826
Completion & Production Services (8) (9)	2,224,980	2,301,802
Other reconciling items (6)	944,071	1,226,394
Total assets:	$12,202,116	$12,656,022

(1)         Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other businesses that are not aggregated into a reportable operating segment.

(2)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(2.9) million and $(0.7) million for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $(0.7) million for the nine months ended September 30, 2013 and 2012, respectively.

(3)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.3 million and $0.6 million for the three and nine months ended September 30, 2013, respectively.

(4)         Represents the elimination of inter-segment transactions and earnings (losses), net from our former U.S. unconsolidated oil and gas joint venture, accounted for using the equity method, of $(98.8) million and $(301.8) million for the three and nine months ended September 30, 2012, respectively.  In December 2012, we sold our equity interest in the oil and gas joint venture.

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

(7)         Includes $60.9  million and $59.9 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2013 and December 31, 2012, respectively.

(8)         Reflects assets allocated to the line of business to conduct its operations. Further allocation to individual operating segments of Completion & Production Services is not available.

(9)         Includes $8.0 million and $1.8 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2013 and December 31, 2012, respectively.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, statements of income (loss) and statements of other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and the statements of cash flows for the nine months ended September 30, 2013 and 2012 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

We corrected our condensed consolidating statement of cash flows for classification of changes in inter-company balances between Nabors Delaware (Issuer) and Other Subsidiaries (Non-Guarantors) for the nine months ended September 30, 2012 to present them as cash flows from investing activities rather than cash flows from operating activities.  For Nabors Delaware (Issuer), cash used for operating activities decreased $51.3 million and cash used for investing activities increased by the same amount for the nine months ended September 30, 2012.  For Other Subsidiaries (Non-Guarantors), cash provided by operating activities decreased $51.3 million and cash used for investing activities decreased by the same amount for the nine months ended September 30, 2012.  The impact of these revisions is not material to the related financial statements taken as a whole. Certain reclassifications to inter-company payable and receivable balances in the condensed consolidating balance sheet have been made to the prior period to conform to current period presentation, with no effect on our consolidated financial position, results of operations or cash flows.

Condensed Consolidating Balance Sheets

	September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,794	$7,018	$387,111	$—	$395,923
Short-term investments	—	—	96,015	—	96,015
Assets held for sale	—	—	396,201	—	396,201
Accounts receivable, net	—	—	1,362,434	—	1,362,434
Inventory	—	—	229,494	—	229,494
Deferred income taxes	—	—	239,171	—	239,171
Other current assets	50	22,338	214,829	—	237,217
Total current assets	1,844	29,356	2,925,255	—	2,956,455
Long-term investments	—	—	3,371	—	3,371
Property, plant and equipment, net	—	34,686	8,429,118	—	8,463,804
Goodwill	—	—	479,557	—	479,557
Intercompany receivables	166,731	3,893	1,414,822	(1,585,446)	—
Investment in unconsolidated affiliates	5,657,795	6,047,144	1,840,765	(13,476,797)	68,907
Other long-term assets	—	35,508	194,514	—	230,022
Total assets	$5,826,370	$6,150,587	$15,287,402	$(15,062,243)	$12,202,116
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$11,441	$—	$11,441
Trade accounts payable	87	27	521,019	—	521,133
Accrued liabilities	115	21,291	558,070	—	579,476
Income taxes payable	—	—	13,372	—	13,372
Total current liabilities	202	21,318	1,103,902	—	1,125,422
Long-term debt	—	4,035,974	53	—	4,036,027
Other long-term liabilities	—	31,049	410,323	—	441,372
Deferred income taxes	—	(172,709)	865,223	—	692,514
Intercompany payable	—	1,585,446	—	(1,585,446)	—
Total liabilities	202	5,501,078	2,379,501	(1,585,446)	6,295,335
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,826,168	649,509	12,827,288	(13,476,797)	5,826,168
Noncontrolling interest	—	—	11,425	—	11,425
Total equity	5,826,168	649,509	12,838,713	(13,476,797)	5,837,593
Total liabilities and equity	$5,826,370	$6,150,587	$15,287,402	$(15,062,243)	$12,202,116

	December 31, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,639	$106,778	$416,505	$—	$524,922
Short-term investments	—	—	253,282	—	253,282
Assets held for sale	—	—	383,857	—	383,857
Accounts receivable, net	—	—	1,382,623	—	1,382,623
Inventory	—	—	251,133	—	251,133
Deferred income taxes	—	—	110,480	—	110,480
Other current assets	50	—	226,510	—	226,560
Total current assets	1,689	106,778	3,024,390	—	3,132,857
Long-term investments	—	—	4,269	—	4,269
Property, plant and equipment, net	—	37,300	8,674,788	—	8,712,088
Goodwill	—	—	472,326	—	472,326
Intercompany receivables	174,948	1,690,636	670,404	(2,535,988)	—
Investment in unconsolidated affiliates	5,769,518	5,129,458	395,246	(11,232,532)	61,690
Other long-term assets	—	31,904	240,888	—	272,792
Total assets	$5,946,155	$6,996,076	$13,482,311	$(13,768,520)	$12,656,022
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$—	$364	$—	$364
Trade accounts payable	116	23	498,871	—	499,010
Accrued liabilities	1,110	91,520	506,750	—	599,380
Income taxes payable	—	—	33,628	—	33,628
Total current liabilities	1,226	91,543	1,039,613	—	1,132,382
Long-term debt	—	4,379,263	73	—	4,379,336
Other long-term liabilities	—	30,983	487,681	—	518,664
Deferred income taxes	—	(24,906)	624,241	—	599,335
Intercompany payable	—	2,535,988	—	(2,535,988)	—
Total liabilities	1,226	7,012,871	2,151,608	(2,535,988)	6,629,717
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,944,929	(16,795)	11,249,327	(11,232,532)	5,944,929
Noncontrolling interest	—	—	12,188	—	12,188
Total equity	5,944,929	(16,795)	11,261,515	(11,232,532)	5,957,117
Total liabilities and equity	$5,946,155	$6,996,076	$13,482,311	$(13,768,520)	$12,656,022

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,550,819	$—	$1,550,819
Earnings from unconsolidated affiliates	—	—	(2,628)	—	(2,628)
Earnings (losses) from consolidated affiliates	(102,137)	88,554	(82,783)	96,366	—
Investment income (loss)		3	2,363	(1,137)	1,229
Intercompany interest income	—	31	—	(31)	—
Total revenues and other income	(102,137)	88,588	1,467,771	95,198	1,549,420
Costs and other deductions:
Direct costs	—	—	980,911	—	980,911
General and administrative expenses	3,089	(311)	125,319	(154)	127,943
Depreciation and amortization	—	902	272,542	—	273,444
Interest expense	—	59,417	(3,358)	—	56,059
Intercompany interest expense	—	—	31	(31)	—
Losses (gains) on sales of long-lived assets and other expense (income), net	155	211,989	(209,032)	154	3,266
Impairments and other charges	—	—	242,241	—	242,241
Total costs and other deductions	3,244	271,997	1,408,654	(31)	1,683,864
Income from continuing operations before income taxes	(105,381)	(183,409)	59,117	95,229	(134,444)
Income tax expense (benefit)	—	(100,626)	55,942	—	(44,684)
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuting operations, net of tax	(105,381)	(82,783)	2,425	95,229	(90,510)
Income (loss) from discontinued operations, net of tax	—	—	(14,430)	—	(14,430)
Net income (loss)	(105,381)	(82,783)	(12,005)	95,229	(104,940)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(441)	—	(441)
Net income (loss) attributable to Nabors	$(105,381)	$(82,783)	$(12,446)	$95,229	$(105,381)

	Three Months Ended September 30, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,729,907	$—	$1,729,907
Earnings from unconsolidated affiliates	—	—	(99,527)	—	(99,527)
Earnings (losses) from consolidated affiliates	77,976	(152,036)	(178,917)	252,977	—
Investment income (loss)	—	2	7,222	—	7,224
Intercompany interest income	—	17,423	—	(17,423)	—
Total revenues and other income	77,976	(134,611)	1,458,685	235,554	1,637,604
Costs and other deductions:
Direct costs	—	—	1,107,032	—	1,107,032
General and administrative expenses	1,900	159	129,042	(420)	130,681
Depreciation and amortization	—	902	264,735	—	265,637
Interest expense	—	67,391	(3,615)	—	63,776
Intercompany interest expense	—	—	17,423	(17,423)	—
Losses (gains) on sales of long-lived assets and other expense (income), net	420	(250)	9,626	420	10,216
Impairments and other charges	—	—	—	—
Total costs and other deductions	2,320	68,202	1,524,243	(17,423)	1,577,342
Income from continuing operations before income taxes	75,656	(202,813)	(65,558)	252,977	60,262
Income tax expense (benefit)	—	(18,787)	13,810	—	(4,977)
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuting operations, net of tax	75,656	(184,026)	(80,118)	252,977	64,489
Income (loss) from discontinued operations, net of tax	—	—	12,155	—	12,155
Net income (loss)	75,656	(184,026)	(67,963)	252,977	76,644
Less: Net (income) loss attributable to noncontrolling interest	—	—	(988)	—	(988)
Net income (loss) attributable to Nabors	$75,656	$(184,026)	$(68,951)	$252,977	$75,656

	Nine Months Ended September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$4,544,263	$—	$4,544,263
Earnings from unconsolidated affiliates	—	—	1,627	—	1,627
Earnings (losses) from consolidated affiliates	4,731	144,574	(107,091)	(42,214)	—
Investment income (loss)	1	55	98,825	(3,410)	95,471
Intercompany interest income	—	92	—	(92)	—
Total revenues and other income	4,732	144,721	4,537,624	(45,716)	4,641,361
Costs and other deductions:
Direct costs	—	—	2,948,213	—	2,948,213
General and administrative expenses	8,144	116	382,197	(434)	390,023
Depreciation and amortization	—	2,707	806,312	—	809,019
Interest expense	—	184,871	(8,528)	—	176,343
Intercompany interest expense	—	—	92	(92)	—
Losses (gains) on sales of long-lived assets and other expense (income), net	7,209	211,921	(192,319)	434	27,245
Impairments and other charges	—	—	287,241	—	287,241
Total costs and other deductions	15,353	399,615	4,223,208	(92)	4,638,084
Income from continuing operations before income taxes	(10,621)	(254,894)	314,416	(45,624)	3,277
Income tax expense (benefit)	—	(147,803)	119,005	—	(28,798)
Subsidiary preferred stock dividend	—	—	2,250	—	2,250
Income (loss) from continuting operations, net of tax	(10,621)	(107,091)	193,161	(45,624)	29,825
Income (loss) from discontinued operations, net of tax	—	—	(34,292)	—	(34,292)
Net income (loss)	(10,621)	(107,091)	158,869	(45,624)	(4,467)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(6,154)	—	(6,154)
Net income (loss) attributable to Nabors	$(10,621)	$(107,091)	$152,715	$(45,624)	$(10,621)

	Nine Months Ended September 30, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$5,272,499	$—	$5,272,499
Earnings from unconsolidated affiliates	—	—	(302,513)	—	(302,513)
Earnings (losses) from consolidated affiliates	143,448	(132,659)	(212,494)	201,705	—
Investment income (loss)	—	18	32,826	—	32,844
Intercompany interest income	—	51,433	—	(51,433)	—
Total revenues and other income	143,448	(81,208)	4,790,318	150,272	5,002,830
Costs and other deductions:
Direct costs	—	—	3,353,520	—	3,353,520
General and administrative expenses	5,449	349	393,778	(1,042)	398,534
Depreciation and amortization	—	2,707	763,734	—	766,441
Interest expense	—	203,826	(13,758)	—	190,068
Intercompany interest expense	—	—	51,433	(51,433)	—
Losses (gains) on sales of long-lived assets and other expense (income), net	1,042	(1,229)	20,922	1,042	21,777
Impairments and other charges	—	—	147,503		147,503
Total costs and other deductions	6,491	205,653	4,717,132	(51,433)	4,877,843
Income from continuing operations before income taxes	136,957	(286,861)	73,186	201,705	124,987
Income tax expense (benefit)	—	(57,055)	79,176	—	22,121
Subsidiary preferred stock dividend	—	—	2,250	—	2,250
Income (loss) from continuting operations, net of tax	136,957	(229,806)	(8,240)	201,705	100,616
Income (loss) from discontinued operations, net of tax	—	—	35,888	—	35,888
Net income (loss)	136,957	(229,806)	27,648	201,705	136,504
Less: Net (income) loss attributable to noncontrolling interest	—	—	453	—	453
Net income (loss) attributable to Nabors	$136,957	$(229,806)	$28,101	$201,705	$136,957

Condensed Consolidating Statements of Other Comprehensive Income

	Three Months Ended September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(105,381)	$(82,783)	$(12,446)	$95,229	$(105,381)
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	15,716	331	16,046	(16,377)	15,716
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(3,416)	(135)	(3,551)	3,686	(3,416)
Less: reclassification adjustment for (gains)/losses on marketable securities	(2)	—	(2)	2	(2)
Unrealized gains/(losses) on marketable securities	(3,418)	(135)	(3,553)	3,688	(3,418)
Pension liability amortization and adjustment	280	280	560	(840)	280
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before taxes	12,731	629	13,206	(13,835)	12,731
Income tax expense (benefit) related to items of other comprehensive income (loss)	116	116	173	(289)	116
Other comprehensive income (loss), net of tax	12,615	513	13,033	(13,546)	12,615
Comprehensive income (loss) attributable to Nabors	(92,766)	(82,270)	587	81,683	(92,766)
Net income (loss) attributable to noncontrolling interest	441	—	441	(441)	441
Translation adjustment to noncontrolling interest	229	—	229	(229)	229
Comprehensive income (loss) attributable to noncontrolling interest	670	—	670	(670)	670
Comprehensive income (loss)	$(92,096)	$(82,270)	$1,257	$81,013	$(92,096)

	Three Months Ended September 30, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$75,656	$(184,026)	$(68,951)	$252,977	$75,656
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	31,550	(99)	31,451	(31,352)	31,550
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	13,667	6	13,673	(13,679)	13,667
Less: reclassification adjustment for (gains)/losses on marketable securities	(1,523)	(1,200)	(2,723)	3,923	(1,523)
Unrealized gains/(losses) on marketable securities	12,144	(1,194)	10,950	(9,756)	12,144
Pension liability amortization and adjustment	260	260	520	(780)	260
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	166	166	166	(332)	166
Other comprehensive income (loss) before taxes	44,120	(867)	43,087	(42,220)	44,120
Income tax expense (benefit) related to items of other comprehensive income (loss)	(272)	(272)	(604)	876	(272)
Other comprehensive income (loss), net of tax	44,392	(595)	43,691	(43,096)	44,392
Comprehensive income (loss) attributable to Nabors	120,048	(184,621)	(25,260)	209,881	120,048
Net income (loss) attributable to noncontrolling interest	988	—	988	(988)	988
Translation adjustment to noncontrolling interest	390	—	390	(390)	390
Comprehensive income (loss) attributable to noncontrolling interest	1,378	—	1,378	(1,378)	1,378
Comprehensive income (loss)	$121,426	$(184,621)	$(23,882)	$208,503	$121,426

	Nine Months Ended September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(10,621)	$(107,091)	$152,715	$(45,624)	$(10,621)
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	(36,853)	185	(36,669)	36,484	(36,853)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	1,586	98	1,684	(1,782)	1,586
Less: reclassification adjustment for (gains)/losses on marketable securities	(88,159)	(7,114)	(95,273)	102,387	(88,159)
Unrealized gains/(losses) on marketable securities	(86,573)	(7,016)	(93,589)	100,605	(86,573)
Pension liability amortization and adjustment	842	842	1,684	(2,526)	842
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	459	459	459	(918)	459
Other comprehensive income (loss) before taxes	(122,125)	(5,530)	(128,115)	133,645	(122,125)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,161)	(2,161)	(4,499)	6,660	(2,161)
Other comprehensive income (loss), net of tax	(119,964)	(3,369)	(123,616)	126,985	(119,964)
Comprehensive income (loss) attributable to Nabors	(130,585)	(110,460)	29,099	81,361	(130,585)
Net income (loss) attributable to noncontrolling interest	6,154	—	6,154	(6,154)	6,154
Translation adjustment to noncontrolling interest	(572)	—	(572)	572	(572)
Comprehensive income (loss) attributable to noncontrolling interest	5,582	—	5,582	(5,582)	5,582
Comprehensive income (loss)	$(125,003)	$(110,460)	$34,681	$75,779	$(125,003)

	Nine Months Ended September 30, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$136,957	$(229,806)	$28,101	$201,705	$136,957
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	29,157	(100)	29,057	(28,957)	29,157
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	20,882	17	20,899	(20,916)	20,882
Less: reclassification adjustment for (gains)/losses on marketable securities	(14,007)	(11,488)	(25,495)	36,983	(14,007)
Unrealized gains/(losses) on marketable securities	6,875	(11,471)	(4,596)	16,067	6,875
Pension liability amortization and adjustment	780	779	1,560	(2,339)	780
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	548	548	548	(1,096)	548
Other comprehensive income (loss) before taxes	37,360	(10,244)	26,569	(16,325)	37,360
Income tax expense (benefit) related to items of other comprehensive income (loss)	(3,856)	(3,856)	(7,892)	11,748	(3,856)
Other comprehensive income (loss), net of tax	41,216	(6,388)	34,461	(28,073)	41,216
Comprehensive income (loss) attributable to Nabors	178,173	(236,194)	62,562	173,632	178,173
Net income (loss) attributable to noncontrolling interest	(453)	—	(453)	453	(453)
Translation adjustment to noncontrolling interest	417	—	417	(417)	417
Comprehensive income (loss) attributable to noncontrolling interest	(36)	—	(36)	36	(36)
Comprehensive income (loss)	$178,137	$(236,194)	$62,526	$173,668	$178,137

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$5,671	$(158,238)	$1,098,620	$28,662	$974,715
Cash flows from investing activities:
Sales and maturities of investments	—	—	163,944	—	163,944
Cash paid for acquisition of businesses, net	—	—	(37,516)		(37,516)
Capital expenditures			(780,711)		(780,711)
Proceeds from sale of unconsolidated affiliates	—	—	10,000	—	10,000
Investment in unconsolidated affiliates	—	—	(5,967)	—	(5,967)
Proceeds from sales of assets and insurance claims	—	—	139,254	—	139,254
Other	—	—	(7)	—	(7)
Cash paid for investments in consolidated affiliates	(100)	(772,000)	(1,544,000)	2,316,100	—
Changes in intercompany balances	—	615,328	(615,328)	—	—
Net cash provided by (used for) investing activities	(100)	(156,672)	(2,670,331)	2,316,100	(511,003)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(7,497)	—	(7,497)
Dividends to shareholders	(38,767)	—	—	3,410	(35,357)
Debt issuance costs	—	(3,505)	—	—	(3,505)
Proceeds from debt	—	698,517	11,569	—	710,086
Proceeds from (payments for) commercial paper, net	—	332,250	—	—	332,250
Proceeds from (payments for) issuance of common shares	4,375	—	—	—	4,375
Reduction in long-term debt	—	(994,112)	(69)	—	(994,181)
Reduction in revolving credit facility		(590,000)	—	—	(590,000)
Purchase of restricted stock	(3,096)	—	—	—	(3,096)
Proceeds from (payments for) issuance of parent common shares to affiliates	32,072	—	—	(32,072)	—
Proceeds from parent contributions	—	772,000	1,544,100	(2,316,100)	—
Net cash (used for) provided by financing activities	(5,416)	215,150	1,548,103	(2,344,762)	(586,925)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,786)	—	(5,786)
Net increase (decrease) in cash and cash equivalents	155	(99,760)	(29,394)	—	(128,999)
Cash and cash equivalents, beginning of period	1,639	106,778	416,505	—	524,922
Cash and cash equivalents, end of period	$1,794	$7,018	$387,111	$—	$395,923

	Nine Months Ended September 30, 2012
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$6,572	$(37,698)	$1,155,677	$(30,506)	$1,094,045
Cash flows from investing activities:
Purchases of investments	—	—	(949)	—	(949)
Sales and maturities of investments	—	—	30,111	—	30,111
Capital expenditures	—	—	(1,221,769)	—	(1,221,769)
Proceeds from sales of assets and insurance claims	—	—	128,432	—	128,432
Cash paid for investments in consolidated affiliates	—	—	—	—	—
Changes in intercompany balances	—	(51,262)	51,262	—	—
Net cash provided by (used for) investing activities	—	(51,262)	(1,012,913)	—	(1,064,175)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(1,748)	—	(1,748)
Proceeds from revolving credit facility	—	710,000	—	—	710,000
Proceeds from (payments for) issuance of common shares	(4,006)	—	(1)	—	(4,007)
Reduction in long-term debt	—	(224,997)	(51,235)	—	(276,232)
Paydown of revolving credit facility	—	(380,000)	—	—	(380,000)
Purchase of restricted stock	(2,071)	—	—	—	(2,071)
Tax benefit related to share-based awards	—	—	(54)	—	(54)
Cash dividends paid	—	(9,003)	(21,503)	30,506	—
Net cash (used for) provided by financing activities	(6,077)	96,000	(74,541)	30,506	45,888
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,771)	—	(2,771)
Net increase (decrease) in cash and cash equivalents	495	7,040	65,452	—	72,987
Cash and cash equivalents, beginning of period	203	21	398,351	—	398,575
Cash and cash equivalents, end of period	$698	$7,061	$463,803	$—	$471,562

Note 15 Subsequent Events

On October 1, we purchased KVS Transportation, Inc. for total consideration of $154.5 million, $66.8 million of which is payable in three future annual installments.  This acquisition expands our truck fleet, vacuum truck services, and tank and related equipment services, and will be included in our Production Services operating segment.

On October 25, 2013, our Board of Directors declared a cash dividend of $0.04 per share to the holders of record of our common shares as of December 10, 2013 to be paid on December 31, 2013.

On October 31, 2013, we sold Peak, one of our businesses in Alaska, for which we received cash proceeds of $135.5 million. We reclassified the carrying value of these assets to assets held for sale at September 30, 2013 and have included operating results for all periods presented in discontinued operations.  See Note 12 for additional details.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of September 30, 2013, and the related consolidated statements of income (loss) and other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012 and the consolidated statements of cash flows and of changes in equity for the nine-month periods ended September 30, 2013 and September 30, 2012.  This interim financial information is the responsibility of the Company’s management.

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
November 1, 2013

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

Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of oil or natural gas could materially impact exploration, development and production activities and, consequently, our financial position, results of operations and cash flows.

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

The following table sets forth oil and natural gas price data per Bloomberg for the 12-month periods ended September 30, 2013 and 2012:

	Year Ended September 30,
	2013	2012	Increase/(Decrease)

Average Henry Hub natural gas spot price ($/thousand cubic feet)	$3.62	$2.74	$0.88	32%
Average West Texas intermediate crude oil spot price ($/barrel)	$95.63	$95.59	$0.04	0%

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended September 30, 2013 totaled $1.5 billion, representing a decrease of $82.2 million, or 5%, as compared to the three months ended September 30, 2012.  Operating revenues and Earnings (losses) from unconsolidated affiliates for the nine months ended September 30, 2013 totaled $4.5 billion, representing a decrease of $424.1 million, or 9%, as compared to the nine months ended September 30, 2012.

Adjusted income derived from operating activities for the three and nine months ended September 30, 2013 totaled $165.9 million and $398.6 million, respectively, representing decreases of 27% and 47%, compared to the corresponding 2012 periods.

Net income (loss) from continuing operations for the three months ended September 30, 2013 totaled $(90.5) million ($(0.30) per diluted share), representing a decrease of 240%, compared to the corresponding 2012 period. Net income (loss) from continuing operations for the nine months ended September 30, 2013 totaled $29.8 million ($0.08 per diluted share), representing a decrease of 70%, compared to the corresponding 2012 period. During the three and nine months ended September 30, 2013, our net income (loss) from continuing operations was negatively impacted as a result of the premium paid to extinguish our 9.25% senior notes due 2019.

During the three months ended September 30, 2013, operating results continued to be negatively impacted by a depressed natural gas market, while drilling and completion activity in the oil markets experienced continued demand and pricing deterioration year-over-year.  We believe gas and liquids prices are likely to remain weak through the end of 2013.  Our business outlook for 2014 reflects our expectation that oil and natural gas prices will remain in the same range as in 2013.  Crude oil pricing has been more resilient, but remains volatile and potentially vulnerable, which keeps our customers’ forward-spending plans suppressed in the near term.  Moreover, increasing field-level efficiencies enable customers to maintain or increase activity levels without a commensurate increase in spending.  Crude oil pricing at current levels has led to an increase in the number of wells drilled, although increasing rig efficiencies have mitigated much of the need for additional working rigs in 2013.  Continuing additions of new rig capacity and improving rig efficiency will likely result in a continued oversupply of rigs into 2014. As well, a portion of our customer base has indicated it may curtail activity levels as the end of the calendar year approaches, due to customer-specific issues or capital-budget spending rates during the first half of 2013 that exceeded expectations set at the beginning of the year.

Our international markets have been much slower to respond to improving oil prices during the last two years, and our results continue to be impacted by cost issues in several markets.  We have realized some relief on the cost issues and have seen rig demand start to increase.  An increase in stability in some of our markets has enabled more consistent operations, which also has improved our financial performance.  During the current quarter, we were awarded contracts for 11 new rigs in Saudi Arabia and 2 new rigs in Mexico. We also signed new contracts for several existing rigs at prices that increased from their previous contracts and are more reflective of the current market.  We anticipate that the impact of these awards on our financial results will be reflected beginning in the second half of 2014.  Through the first half of 2014, we expect that our International operating results will be challenged by the combination of rig contract expirations and several scheduled shipyard projects.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings Earnings (losses) from unconsolidated affiliates:

Drilling & Rig Services:
U.S.	$491,857	$555,784	$(63,927)	(12)%	$1,443,759	$1,781,654	$(337,895)	(19)%
Canada	81,397	102,993	(21,596)	(21)%	273,053	313,743	(40,690)	(13)%
International	383,712	329,245	54,467	17%	1,056,649	940,332	116,317	12%
Rig Services (1)	131,151	151,625	(20,474)	(14)%	383,502	533,934	(150,432)	(28)%
Subtotal Drilling & Rig Services (2)	1,088,117	1,139,647	(51,530)	(5)%	3,156,963	3,569,663	(412,700)	(12)%
Completion & Production Services:
Production Services	246,806	254,827	(8,021)	(3)%	742,979	752,466	(9,487)	(1)%
Completion Services	266,520	381,241	(114,721)	(30)%	782,674	1,166,940	(384,266)	(33)%
Subtotal Completion & Production Services (3)	513,326	636,068	(122,742)	(19)%	1,525,653	1,919,406	(393,753)	(21)%
Other reconciling items (4)	(53,252)	(145,335)	92,083	63%	(136,726)	(519,083)	382,357	74%
Total	$1,548,191	$1,630,380	$(82,189)	(5)%	$4,545,890	$4,969,986	$(424,096)	(9)%

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted income (loss) derived from operating activities (5)

Drilling & Rig Services:
U.S.	$92,710	$115,207	$(22,497)	(20)%	$240,118	$427,291	$(187,173)	(44)%
Canada	12,244	21,679	(9,435)	(44)%	46,657	64,296	(17,639)	(27)%
International	54,271	30,299	23,972	79%	108,221	67,838	40,383	60%
Rig Services (1)	2,357	14,027	(11,670)	(83)%	(1,739)	58,626	(60,365)	(103)%
Subtotal Drilling & Rig Services (2)	161,582	181,212	(19,630)	(11)%	393,257	618,051	(224,794)	(36)%
Completion & Production Services:
Production Services	25,909	34,035	(8,126)	(24)%	75,394	87,461	(12,067)	(14)%
Completion Services	13,024	47,218	(34,194)	(72)%	37,650	158,222	(120,572)	(76)%
Subtotal Completion & Production Services (3)	38,933	81,253	(42,320)	(52)%	113,044	245,683	(132,639)	(54)%
Other reconciling items (7)	(34,622)	(36,630)	2,008	5%	(107,666)	(110,442)	2,776	3%
Total adjusted income (loss) derived from operating activities	$165,893	$225,835	$(59,942)	(27)%	$398,635	$753,292	$(354,657)	(47)%

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Total adjusted income (loss) derived from operating activities (5)	$165,893	$225,835	$(59,942)	(27)%	$398,635	$753,292	$(354,657)	(47)%
U.S. oil and gas joint venture earnings (losses)	—	(98,805)	98,805	100%	—	(301,801)	301,801	100%
Interest expense	(56,059)	(63,776)	7,717	12%	(176,343)	(190,068)	13,725	7%
Investment income (loss)	1,229	7,224	(5,995)	(83)%	95,471	32,844	62,627	191%
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(3,266)	(10,216)	6,950	68%	(27,245)	(21,777)	(5,468)	(25)%
Impairments and other charges	(242,241)	—	(242,241)	(100)%	(287,241)	(147,503)	(139,738)	(95)%
Income (loss) from continuing operations before income taxes	(134,444)	60,262	(194,706)	(323)%	3,277	124,987	(121,710)	(97)%
Income tax expense (benefit)	(44,684)	(4,977)	(39,707)	(798)%	(28,798)	22,121	(50,919)	(230)%
Subsidiary preferred stock dividend	750	750	—	—	2,250	2,250	—	—
Income (loss) from continuing operations, net of tax	(90,510)	64,489	(154,999)	(240)%	29,825	100,616	(70,791)	(70)%
Income (loss) from discontinued operations, net of tax	(14,430)	12,155	(26,585)	(219)%	(34,292)	35,888	(70,180)	(196)%
Net income (loss)	(104,940)	76,644	(181,584)	(237)%	(4,467)	136,504	(140,971)	(103)%
Less: Net (income) loss attributable to noncontrolling interest	(441)	(988)	547	55%	(6,154)	453	(6,607)	n/m (6)
Net income (loss) attributable to Nabors	$(105,381)	$75,656	$(181,037)	(239)%	$(10,621)	$136,957	$(147,578)	(108)%

Diluted earnings (losses) per share:
From continuing operations	$(0.30)	$0.22			$0.08	$0.35
From discontinued operations	(0.05)	0.04			(0.11)	0.12
Total diluted	$(0.35)	$0.26			$(0.03)	$0.47

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Rig activity:
Rig years: (8)
U.S.	195.5	211.2	(15.7)	(7)%	193.7	228.8	(35.1)	(15)%
Canada	30.0	34.0	(4.0)	(12)%	29.1	34.3	(5.2)	(15)%
International (9)	124.2	119.2	5.0	4%	124.0	119.3	4.7	4%
Total rig years	349.7	364.4	(14.7)	(4)%	346.8	382.4	(35.6)	(9)%
Rig hours: (10)
Production Services	223,504	217,675	5,829	3%	660,483	651,005	9,478	1%
Canada Production Services	39,463	43,849	(4,386)	(10)%	116,292	136,603	(20,311)	(15)%
Total rig hours	262,967	261,524	1,443	1%	776,775	787,608	(10,833)	(1)%

(1)     Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software, and construction services. These services represent our other businesses that are not aggregated into a reportable operating segment.

(2)     Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(2.9) million and $(0.7) million for the three months ended September 30, 2013 and 2012, respectively, and $1.0 million and $(0.7) million for the nine months ended September 30, 2013 and 2012, respectively.

(3)     Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.3 million and $0.6 million for the three and nine months ended September 30, 2013, respectively.

(4)     Represents the elimination of inter-segment transactions and earnings (losses), net from our former U.S. unconsolidated oil and gas joint venture, accounted for using the equity method of $(98.8) million and $(301.8) million for the three and nine months ended September 30, 2012, respectively. In December 2012, we sold our equity interest in the oil and gas joint venture.

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

(6)     The number is so large that it is not meaningful.

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

(9)     International rig years includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years during each of the three and nine months ended September 30, 2013 and 2012.

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

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Revenues	$491,857	$555,784	$(63,927)	(12)%	$1,443,759	$1,781,654	$(337,895)	(19)%
Adjusted income	$92,710	$115,207	$(22,497)	(20)%	$240,118	$427,291	$(187,173)	(44)%

Rig years	195.5	211.2	(15.7)	(7)%	193.7	228.8	(35.1)	(15)%

Canada
Revenues	$81,397	$102,993	$(21,596)	(21)%	$273,053	$313,743	$(40,690)	(13)%
Adjusted income	$12,244	$21,679	$(9,435)	(44)%	$46,657	$64,296	$(17,639)	(27)%

Rig years	30.0	34.0	(4.0)	(12)%	29.1	34.3	(5.2)	(15)%

International
Revenues	$383,712	$329,245	$54,467	17%	$1,056,649	$940,332	$116,317	12%
Adjusted income	$54,271	$30,299	$23,972	79%	$108,221	$67,838	$40,383	60%

Rig years	124.2	119.2	5.0	4%	124.0	119.3	4.7	4%

Rig Services
Revenues	$131,151	$151,625	$(20,474)	(14)%	$383,502	$533,934	$(150,432)	(28)%
Adjusted income	$2,357	$14,027	$(11,670)	(83)%	$(1,739)	$58,626	$(60,365)	(103)%

U.S.

Our U.S. drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results for this segment decreased during the three and nine months ended September 30, 2013 compared to the corresponding 2012 periods, primarily due to lower average dayrates in the lower 48 states and Alaska, offset slightly by a modest improvement in dayrates in offshore operations. Drilling activity also decreased in the lower 48 states, offshore and Alaska during the first nine months of 2013 compared to the corresponding 2012 period. Realized dayrates for a portion of our rig fleet declined as term contracts expired; current market rates for drilling rigs are now generally lower than rates reflected in expiring term contracts.  Results for this segment were also impacted by the industry-wide decrease in land drilling focused on both oil and natural gas.

Canada

Operating results decreased during the three and nine months ended September 30, 2013 compared to the corresponding 2012 periods, primarily as a result of continued decreases in drilling activity, partially offset by a favorable rig mix resulting in increased drilling dayrates.  Drilling activity during the first three quarters of 2013 was lower than the corresponding 2012 period due to reduced customer budgets with the continued uncertainty around pipeline infrastructure and decreased customer demand for gas-drilling activities related to the lower natural gas prices and a continued oversupply of natural gas in the North American market.

International

Operating results increased during the three and nine months ended September 30, 2013 compared to the corresponding 2012 periods, primarily as a result of increases in overall rig activity and dayrates from land rig deployments with higher margins in Papua New Guinea and offshore rigs in Mexico and Saudi Arabia, partially offset by reduced rig activity in Colombia.

Rig Services

Operating results decreased primarily from our Canrig activities during the three and nine months ended September 30, 2013 compared to the corresponding 2012 periods due to lower demand in the United States and Canada drilling markets for top drives, rig instrumentation and data collection services from oil and gas exploration companies, along with lower third-party rental and RigWatchTM units, which generate higher margins.

Completion & Production Services

Our Completion & Production Services business line includes well-servicing, fluid logistics, workover operations and stimulation services in the U.S. and Canada.

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Production Services
Revenues	$246,806	$254,827	$(8,021)	(3)%	$742,979	$752,466	$(9,487)	(1)%
Adjusted income	$25,909	$34,035	$(8,126)	(24)%	$75,394	$87,461	$(12,067)	(14)%

Rig hours:
U.S.	223,504	217,675	5,829	3%	660,483	651,005	9,478	1%
Canada	39,463	43,849	(4,386)	(10)%	116,292	136,603	(20,311)	(15)%

Completion Services
Revenues	$266,520	$381,241	$(114,721)	(30)%	$782,674	$1,166,940	$(384,266)	(33)%
Adjusted income	$13,024	$47,218	$(34,194)	(72)%	$37,650	$158,222	$(120,572)	(76)%

Production Services

Operating results decreased slightly during the three and nine months ended September 30, 2013 compared to the corresponding 2012 periods, primarily due to the mix of higher and lower rate rigs working in our Canada markets.  U.S. markets have had higher utilization, despite continued pricing challenges.  Costs have increased in rig and truck utilization as a result of capital invested over the past few years to increase our rig and truck fleets as well as frac tanks.

Completion Services

Operating results decreased during the three and nine months ended September 30, 2013 compared to the corresponding 2012 periods, due to reduced customer activity in part caused by severe weather in our northern operating areas as well as downward pricing pressure across all regions due to continued overcapacity in the pressure pumping market.  We have recently decided to suspend some of our stimulation operations in Canada and our coil-tubing operations in the U.S. We are relocating the Canadian assets to the U.S.

OTHER FINANCIAL INFORMATION

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
General and administrative expenses	$127,943	$130,681	$(2,738)	(2)%	$390,023	$398,534	$(8,511)	(2)%

Depreciation and amortization	273,444	265,637	7,807	3%	809,019	766,441	42,578	6%

Interest expense	56,059	63,776	(7,717)	(12)%	176,343	190,068	(13,725)	(7)%

Investment income	1,229	7,224	(5,995)	(83)%	95,471	32,844	62,627	191%

Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	3,266	10,216	(6,950)	(68)%	27,245	21,777	5,468	25%

General and administrative expenses

General and administrative expenses decreased slightly during the three and nine months ended September 30, 2013 compared to the corresponding 2012 periods, primarily as a result of lower activities and cost-reduction efforts across all business units.  As a percentage of operating revenues, general and administrative expenses have increased primarily as a result of the drop in operating revenues during the three and nine months ended September 30, 2013 as compared to the 2012 corresponding periods.

Depreciation and amortization

Depreciation and amortization expense increased during the three and nine months ended September 30, 2013 compared to the corresponding 2012 periods, as a result of the incremental depreciation expense from 33 newly constructed rigs placed into service since January 2012 in the U.S., and to a lesser extent, rig upgrades and other capital expenditures made during 2012 relating to our Drilling & Rig Services business line in our U.S. and international markets.

Interest expense

Interest expense decreased during the three and nine months ended September 30, 2013 compared to the corresponding 2012 periods, as a result of the redemption in August 2012 of our aggregate principal amount $275 million 5.375% senior notes and, to a lesser extent, the redemption in September 2013 of our 9.25% senior notes.  During the three months ended September 30, 2013, average interest rates were lower on our outstanding senior notes, revolving credit facility and commercial paper balances as compared to the corresponding 2012 period.

Investment income

Investment income for the three months ended September 30, 2013 included realized gains of $0.1 million related to the sale of some of our available-for-sale debt and equity securities and $1.1 million attributable to interest and dividend income.

Investment income for the nine months ended September 30, 2013 was primarily comprised of realized gains of $88.2 million related to the sale of some of our available-for-sale debt and equity securities.  The balance was attributable to $4.2 million in interest and dividend income and $2.5 million in realized gains on the trading securities.

Investment income for the three months ended September 30, 2012 included net unrealized gains of $4.2 million from our trading securities, interest and dividend income of $1.2 million from our cash, other short-term and long-term investments and realized gains of $1.5 million from other long-term investments.

Investment income for the nine months ended September 30, 2012 included a $14.0 million realized gain related to the sale of some of our debt securities, net unrealized gains of $11.6 million from our trading securities, interest and dividend income of $6.1 million from our cash, other short-term and long-term investments and realized gains of $1.1 million from other long-term investments.

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended September 30, 2013 was a net loss of $3.3 million, which was primarily comprised of net losses on sales and disposals of assets of approximately $2.8 million and increases to litigation reserves of $2.0 million.  The losses were partially offset by foreign currency exchange gains of approximately $0.3 million.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the nine months ended September 30, 2013 was a net loss of $27.2 million, which included net losses on sales and disposals of assets of approximately $8.2 million, increases to our litigation reserves of $7.6 million and foreign currency exchange losses of approximately $7.0 million.

The amount of gains (losses) on sales and retirements of long-lived assets and other income (expense), net for the three and nine months ended September 30, 2012 was comprised primarily of net losses on sales of long-lived assets of approximately $2.6 million and $6.8 million, respectively; foreign currency transaction losses of $2.8 million and $5.0 million, respectively; and net increases to our litigation reserves of $3.3 million and $8.8 million, respectively.

Impairments and other charges

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)
	(In thousands, except percentages)
Loss on tendered notes	$208,197	$—	$208,197	100%	$208,197	$—	$208,197	100%

Provisions for retirement of assets	14,044	—	14,044	100%	14,044	46,264	(32,220)	(70)%

Impairment of long-lived assets	20,000	—	20,000	100%	20,000	—	20,000	100%

Termination of employment contract	—	—	—	—	45,000	—	45,000	100%

Intangible asset impairment	—	—	—	—	—	74,960	(74,960)	(100)%

Goodwill impairment	—	—	—	—	—	26,279	(26,279)	(100)%

Loss on tendered notes

During the three months ended September 30, 2013, we recognized a loss related to the extinguishment of debt in connection with the tender offer on the 9.25% senior notes. See Note 6 — Debt for additional discussion.

Provision for retirement of assets

During the three months ended September 30, 2013, we recorded a provision for retirement of long-lived assets in our International operations totaling $14.0 million, which reduced the carrying value of some assets to their salvage value. The retirements were related to assets in Saudi Arabia and included obsolete top-drives, nonworking trucks, generators, engines and other miscellaneous equipment.  A continued period of lower oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

During the nine months ended September 30, 2012, we recorded a provision for retirement of long-lived assets totaling $46.3 million in multiple operating segments, which reduced the carrying value of some assets to their salvage value. The retirements in our Canada operations included functionally inoperable rigs and other drilling equipment.  In our Completion & Production operations, the retirements related to rigs and vehicles that would require significant repair to return to work and other non-core assets.  A prolonged period of lower natural gas and oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

Impairment of long-lived assets

During the three months ended September 30, 2013, we recognized impairment of $20.0 million to our fleet of coil-tubing units in our Completion & Production Services operating segment.  Intense competition and oversupply of equipment has led to lower utilization and margins for this product line, and we have recently decided to suspend the majority of our operations for these assets.  When these factors were considered as part of our annual impairment tests on long-lived assets, the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets.  The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues as well as direct costs, capital expenditures and working capital requirements.  We believe the fair value estimated for purposes of these tests represents a Level 3 fair value measurement.  A factor affecting the impairment charge was continued low natural gas prices.  The coil-tubing units are designed primarily for use in shallow natural gas plays.  Subsequent to September 30, 2013, we suspended our coil-tubing operations in the U.S.  A prolonged period of slow economic recovery could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

Termination of employment contract

During the nine months ended September 30, 2013, we recognized a one-time stock grant valued at $27 million, which vested immediately, and $18 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 9 — Commitments and Contingencies for additional discussion.

Intangible asset impairment

During the nine months ended September 30, 2013, we recognized impairment totaling $75 million to the Superior trade name. The Superior trade name was initially classified as a ten-year intangible asset at the date of acquisition in September 2010. The impairment is a result of the decision to cease using the Superior trade name to reduce confusion in the marketplace and enhance the Nabors brand.

Goodwill impairment

During the nine months ended September 30, 2012, we recognized the impairment of goodwill associated with our U.S. Offshore and International reporting units. The impairments were deemed necessary due to the prolonged uncertainty of utilization of some of our rigs as a result of changes in our customers’ plans for future drilling operations in the Gulf of Mexico as well as our international markets. A prolonged period of lower natural gas prices or changes in laws and regulations could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of future operating results.

Income tax rate

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2013	2012	Increase/(Decrease)		2013	2012	Increase/(Decrease)

Effective income tax rate from continuing operations	33%	(8)%	41%	513%	(879)%	18%	(897)%	n/m	(1)

n/m (1)    The number is so large that it is not meaningful.

The changes in our effective tax rate during the three and nine months ended September 30, 2013 compared to the corresponding 2012 periods reflect a lower effective tax rate, attributable to the settlement of a longstanding tax dispute.  In general, the effective tax rate reflects the proportion of income generated in the United States versus other countries where we operate. Income generated in the United States is generally taxed at a higher rate than other jurisdictions.

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

Assets Held-for-Sale

	September 30,		December 31,
Assets Held-for-Sale	2013		2012
	(In thousands)
Oil and Gas (1)	$264,710	(2)	$377,625
Rig Services (3)	131,491		6,232
	$396,201		$383,857

(1)         Oil and Gas represents a former operating segment of the Company.  We began marketing efforts during 2010 to sell our oil and gas investments.  As of December 2012, all remaining assets relating to oil and gas were classified as held-for-sale.

(2)         During the nine months ended September 30, 2013, the carrying value of these assets was adjusted by $34.4 million to reflect the sales price or current fair value.  In July 2013, we sold some of our oil and gas assets and received initial proceeds of $90 million, subject to customary post-closing adjustments.

(3)         Represents the carrying value of Peak, which provides heavy equipment to move drilling rigs, water, other fluids and construction materials. At September 30, 2013, the criteria of assets held-for-sale was met and accordingly, we reclassified the carrying value of these assets to assets held-for-sale. We completed our sale of peak subsequent to September 30, 2013. The Rig Services balance at December 31, 2012 represents the assets of our logistics services that were sold on April 1, 2013 for a price of $9.3 million.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At September 30, 2013, our undiscounted contractual commitments for these contracts approximated $279.9 million, and we had liabilities of $170.5 million, $58.3 million of which were classified as current and are included in accrued liabilities.  At December 31, 2012, we had liabilities of $206 million, $69 million of which were classified as current and included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months					Nine Months
	Ended September 30,					Ended September 30,
	2013		2012	Increase/(Decrease)		2013		2012	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues
Oil and Gas	$2,577		$12,859	$(10,282)	(80)%	$24,616		$19,079	$5,537	29%
Rig Services	$34,776		$44,846	$(10,070)	(22)%	$116,534		$140,210	$(23,676)	(17)%

Income (loss) from discontinued operations
Oil and Gas	$(15,400	)(2)	$11,092	$(26,492)	(239)%	$(49,100	)(2)	$35,054	$(84,154)	(240)%
Rig Services (3)	$970		$1,063	$(93)	(9)%	$14,808		$834	$13,974	n/m (1)

n/m (1) The number is so large that it is not meaningful.

(2)         The carrying value of some assets was adjusted. Refer to discussion above.

(3)         Income (loss) from Rig Services discontinued operations includes the operating results from Peak and our discontinued logistics services for all periods presented.

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares, are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2013 and 2012 below.

Operating Activities. Net cash provided by operating activities totaled $974.7 million during the nine months ended September 30, 2013, compared to net cash provided by operating activities of $1.1 billion during the corresponding 2012 period. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates.  Net income (loss) adjusted for non-cash components was approximately $1.1 billion and $1.3 billion during the nine months ended September 30, 2013 and 2012, respectively.  Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows.  Changes in working capital items used $87.8 million and $160.9 million, respectively, in cash during the nine months ended September 30, 2013 and 2012.

Investing Activities. Net cash used for investing activities totaled $511.0 million during the nine months ended September 30, 2013 compared to net cash used for investing activities of $1.1 billion during the corresponding 2012 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the nine months ended September 30, 2013 and 2012, we used cash for capital expenditures totaling $780.7 million and $1.2 billion, respectively. During the nine months ended September 30, 2013, we used cash of $37.5 million to purchase NES and, we sold our trading equity securities and some of our available-for-sale debt and equity securities, providing $163.9 million in cash.

Financing Activities. Net cash used for financing activities totaled $586.9 million during the nine months ended September 30, 2013 compared to net cash provided by financing activities of $45.9 million during the corresponding 2012 period.  During the nine months ended September 30, 2013, we issued $332.3 million in commercial paper. Additionally, during the nine months ended September 30, 2013, we received proceeds of $692.8 million (net of financing costs) from the issuance of 2.35% senior notes and 5.10% senior notes and used these proceeds (plus proceeds from our commercial paper and cash on hand) to redeem $991.3 million of the 9.25% senior notes due 2019.  During the nine months ended September 30, 2013, we paid cash dividends of $35.4 million.

During the nine months ended September 30, 2012, we borrowed $710 million under the revolving credit facility and also repaid outstanding amounts thereunder totaling $380 million. Additionally, during the nine months ended September 30, 2012, we redeemed the $275 million of 5.375% senior notes due August 2012.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $1.8 — 1.9 billion.  Purchase commitments outstanding at September 30, 2013 totaled approximately $566.3 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities.  The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months reflect a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling and offshore rigs and the amount of well-servicing equipment and technology assets that we own and operate.  We expect to be able to reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it.

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

Our 2012 Annual Report included our contractual cash obligations as of December 31, 2012. As a result of the tender offer for the 9.25% senior notes and the issuance of the 2.35% senior notes and 5.10% senior notes, we are presenting the following table in this Report which summarizes our contractual cash obligations related to debt commitments as of September 30, 2013:

	Payments due by Period
	Total	< 1 year	1 -3 years		3 -5 years		Thereafter
	(In thousands)
Contractual cash obligations of debt:
Long-term debt:
Principal	4,046,857	—	350,000	(1)	1,607,250	(2)	2,089,607	(3)
Interest	1,167,800	184,858	369,763		323,247		289,932
Total contractual cash obligations	5,214,657	184,858	719,763		1,930,497		2,379,539

(1)         Represents the aggregate outstanding amount of Nabors Delaware’s 2.35% senior notes due September 2016.

(2)         Represents amounts drawn on the revolving credit facility, which expires November 2017, Nabors Delaware’s aggregate 6.15% senior notes due February 2018 and existing amounts outstanding under our commercial paper program.

(3)         Represents the aggregate outstanding amount of Nabors Delaware’s 9.25% senior notes due January 2019, 5.00% senior notes due September 2020, 4.625% senior notes due September 2021, and 5.10% senior notes due September 2023.

On October 1, we purchased the business of KVS Transportation, Inc. for total consideration of $154.5 million, $66.8 million of which is payable in three future annual installments.

During the three months ended September 30, 2013, our Board declared a cash dividend of $0.04 per common share to our shareholders. This quarterly cash dividend was paid on September 27, 2013 to shareholders of record on September 6, 2013.  During the nine months ended September 30, 2013, we paid cash dividends totaling $35.4 million.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility, our commercial paper program, and cash generated from operations. As of September 30, 2013, we had cash and short-term investments of $491.9 million and working capital of $1.8 billion.   As of December 31, 2012, we had cash and short-term investments of $778.2 million and working capital of $2.0 billion. At September 30, 2013, we had $1.2 billion of availability remaining under our $1.5 billion revolving credit facility.

On September 12, 2013, Nabors Delaware completed a private placement of $700 million aggregate principal amount of senior notes, comprised of $350 million principal amount of 2.35% senior notes due 2016 and $350 million principal amount of 5.10% senior notes due 2023, which are unsecured and fully and unconditionally guaranteed by us.  The notes are subject to registration rights. The indenture governing the notes includes covenants customary for transactions of this type that, subject to significant exceptions, limit our ability and that of our subsidiaries to incur certain liens or enter into sale and leaseback transactions.  Nabors Delaware used the proceeds of these senior notes, borrowings under its commercial paper program and cash on hand to redeem $785.4 million, including accrued and unpaid interest, of its 9.25% senior notes due 2019 for approximately $1.0 billion.

On October 31, 2013, we sold Peak, one of our businesses in Alaska, for which we received cash proceeds of $135.5 million.

In July 2013, we sold some of our oil and gas assets to an unrelated party and received initial proceeds of $90 million, subject to customary post-closing adjustments.

During the nine months ended September 30, 2013, we sold our trading securities and some of our available-for-sale debt and equity securities for $163.9 million. During April 2013, Nabors Delaware established a commercial paper program, allowing for the issuance of up to $1.5 billion in commercial paper with a maturity of no more than 397 days.  As of September 30, 2013, we had approximately $332.3 million of borrowings from commercial paper outstanding.

We had nine letter-of-credit facilities with various banks as of September 30, 2013. Availability under these facilities as of September 30, 2013 was as follows:

(In thousands)
Credit available	$280,204
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	(71,484)
Remaining availability	$208,720

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

Our gross debt to capital ratio was 0.41:1 as of September 30, 2013 and 0.42:1 as of December 31, 2012, respectively. Our net debt to capital ratio was 0.38:1 as of September 30, 2013 and December 31, 2012. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital.  Total capital is defined as total debt plus shareholders’ equity. The net debt to capital ratio is calculated by dividing (x) net debt by (y) net capital. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments.  Net capital is the sum of net debt plus shareholders’ equity. Both of these ratios are used to calculate a company’s leverage in relation to its capital. Neither ratio measures operating performance or liquidity as defined by GAAP and, therefore, may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 6.9:1 as of September 30, 2013 and 7.7:1 as of December 31, 2012. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues and earnings (losses) from unconsolidated affiliates, direct costs and general administrative expenses less earnings (losses) from the U.S. oil and gas joint venture divided by (y) interest expense. This ratio is a method for calculating the amount of operating cash flows available to cover cash interest expense.  The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2013	2014	2015	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$4,765	59,482	—	11,933	$76,180

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

In 2009, the Court of Ouargla entered a judgment of approximately $17.7 million (at current exchange rates) against us relating to alleged customs infractions in Algeria.  We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case.  We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court.  In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment.  We have again lodged an appeal to the Algeria Supreme Court, asserting the same challenges as before. Based upon our understanding of applicable law and precedent, we continue to believe that we will prevail. Although the appeal remains ongoing at this time, the Hassi Messaoud customs office recently initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority.  We have recorded a reserve in the amount of the posted security. If we are ultimately required to pay a fine or judgment related to this matter, the resulting loss could be up to $13.3 million in excess of amounts accrued.

Refer to Note 9 — Commitments and Contingencies for discussion of previously disclosed litigation contingencies

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2013 to the “Risk Factors” discussed in our 2012 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2013 from the distributions described below.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

(In thousands, except average price paid per share)	Total Number of Shares Purchases (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Period
July 1 - July 31, 2013	4	$15.06	—	—
August 1 - August 31, 2013	1	$15.59	—	—
September 1 - September 30, 2013	<1	$16.01	—	—

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

4.1

Amendment No. 2, dated as of July 15, 2013, to the Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form 8-A/A (File No. 001-32657) filed with the Commission on July 15, 2013).

4.2

Indenture related to the 2.35% Senior Notes due 2016 and 5.10% Senior Notes due 2023, dated as of September 12, 2013, among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd., as Guarantor, Wilmington Trust, National Association, as Trustee and Citibank, N.A., as Securities Administrator (including form of 2.35% Senior Note due 2016 and form of 5.10% Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on September 13, 2013).

4.3

Registration Rights Agreement related to the 2.35% senior notes due 2016, dated as of September 12, 2013, among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd., as Guarantor and Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and Mizuho Securities USA Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on September 13, 2013).

4.4

Registration Rights Agreement related to the 5.10% senior notes due 2023, dated as of September 12, 2013, among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd., as Guarantor, and Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and Mizuho Securities USA Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on September 13, 2013).

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ R. Clark Wood
R. Clark Wood
Principal Accounting and
Financial Officer

Date:	November 1, 2013

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

4.1

Amendment No. 2, dated as of July 15, 2013, to the Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form 8-A/A (File No. 001-32657) filed with the Commission on July 15, 2013).

4.2

Indenture related to the 2.35% Senior Notes due 2016 and 5.10% Senior Notes due 2023, dated as of September 12, 2013, among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd., as Guarantor, Wilmington Trust, National Association, as Trustee and Citibank, N.A., as Securities Administrator (including form of 2.35% Senior Note due 2016 and form of 5.10% Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on September 13, 2013).

4.3

Registration Rights Agreement related to the 2.35% senior notes due 2016, dated as of September 12, 2013, among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd., as Guarantor and Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and Mizuho Securities USA Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on September 13, 2013).

4.4

Registration Rights Agreement related to the 5.10% senior notes due 2023, dated as of September 12, 2013, among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd., as Guarantor, and Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and Mizuho Securities USA Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on September 13, 2013).

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