Form 10-K
period 2013-12-31
NABORS INDUSTRIES LTD
filed 2014-03-03
CIK 1163739

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32657

NABORS INDUSTRIES LTD.
(Exact name of registrant as specified in its charter)

Bermuda Crown House Second Floor 4 Par-la-Ville Road Hamilton, HM08 Bermuda (State or Other Jurisdiction of Incorporation or Organization) (Address of principal executive offices)	980363970 (I.R.S. Employer Identification No.) N/A (Zip Code)

(441) 292-1510
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common shares, $.001 par value per share	New York Stock Exchange

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

YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

The aggregate market value of the 253,104,759 common shares held by non-affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 28, 2013, based on the closing price of our common shares as of such date of $15.31 per share as reported on the New York Stock Exchange, was $3,875,033,860. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 24, 2014 was 296,508,410.

DOCUMENTS INCORPORATED BY REFERENCE (to the extent indicated herein)

Specified portions of the definitive Proxy
Statement to be distributed in connection with our 2014 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.
Form 10-K Annual Report
For the Year Ended December 31, 2013

        Our internet address is www.nabors.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). In addition, a glossary of drilling terms used in this document and documents relating to our corporate governance (such as committee charters, governance guidelines and other internal policies) can be found on our website. In addition, the public may read and copy any material that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549 and may obtain information the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website into this Annual Report on Form 10-K. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

FORWARD-LOOKING STATEMENTS

        We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual, quarterly and current reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are "forward-looking statements" within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "should," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements.

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

        The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A.—Risk Factors.

        Unless the context requires otherwise, references in this report to "we," "us," "our," "the Company," or "Nabors" mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation ("Nabors Delaware"), our wholly owned subsidiary.

 PART I

ITEM 1.    BUSINESS

Introduction

        Nabors has grown from a land drilling business centered in the United States and Canada to a global business aimed at optimizing the entire well life cycle, with operations on land and offshore in most of the major oil and gas markets in the world. The majority of our business is conducted through two business lines:

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

As a global provider of services for land-based and offshore oil and natural gas wells, on land and offshore, Nabors' fleet of rigs and equipment includes:

  •
  485 actively marketed land drilling rigs for oil and gas land drilling operations in the United States, Canada and over 20 other countries throughout the world.

  •
  445 actively marketed rigs for land well-servicing and workover services in the United States and approximately 104 rigs for land well-servicing and workover services in Canada.

  •
  38 platform, 8 jackup and 4 barge rigs actively marketed in the United States and multiple international markets.

  •
  Approximately 800,000 hydraulic horsepower for hydraulic fracturing, cementing, nitrogen and acid pressure pumping services in key basins throughout the United States and Canada.

In addition:

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

  Special-purpose drilling rigs used to perform workover services consist of a mobile carrier, which includes an engine, drawworks and a mast, together with other standard drilling accessories and specialized equipment for servicing wells. These rigs are specially designed for major repairs and modifications of oil and gas wells, including standard drilling functions. A well-servicing rig is specially designed for periodic maintenance of oil and gas wells for which service is required to maximize the productive life of the wells. The primary function of a well-servicing rig is to act as a hoist so that pipe, sucker rods and down-hole equipment can be run into and out of a well, although they also can perform standard drilling functions. Because of size and cost considerations, these specially designed rigs are used for these workover services rather than larger drilling rigs typically used for initial drilling.

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

•
Jackup Rigs.  Jackup rigs are mobile, self-elevating drilling and workover platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. Many of our jackup rigs are of cantilever design—a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over adjacent, fixed platforms. Our shallow workover jackup rigs are typically limited to a maximum water depth of approximately 125 feet, and some may drill in water depths as shallow as 13 feet. We also have deeper water jackup rigs capable of drilling at depths between eight feet and 150 to 250 feet. The water depth limit of a particular rig is determined by the length of its legs and by the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs. The rig is then towed to the new drilling site.

•
Inland Barge Rigs.  One of Nabors' barge rigs is a full-size drilling unit. We also own two workover inland barge rigs. These barges are designed to perform plugging and abandonment, well-service or workover services in shallow inland, coastal or offshore waters. Our barge rigs can operate at depths between three and 20 feet.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 23—Segment Information in Part II, Item 8.—Financial Statements and Supplementary Data.

Types of Drilling Contracts

        Our contracts for land-based drilling generally have terms with durations ranging from one to five years. Under these contracts, our rigs are committed to one customer. Offshore workover projects are often contracted on a single-well basis. We generally receive drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our single-well contracts are subject to termination by the customer on short notice, but some can be firm for a number of wells or a period of time, and may provide for early termination compensation in certain circumstances. Contract terms and rates differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

        Our drilling contracts are typically daywork contracts. A daywork contract generally provides for a basic rate per day when drilling (the dayrate for our providing a rig and crew) and for lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. In addition, daywork contracts may provide for a lump-sum fee for the mobilization and demobilization of the rig, which in most cases approximates our incurred costs. A daywork contract differs from a footage contract (in which the drilling contractor is paid on the basis of a rate per foot drilled) and a turnkey contract (in which the drilling contractor is paid for drilling a well to a specified depth for a fixed price).

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

•
Workover Services.  Producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workovers may be required to remedy failures, modify well depth and formation penetration to capture hydrocarbons from alternative formations, clean out and recomplete a well when production has declined, repair leaks or convert a depleted well to an injection well for secondary or enhanced recovery projects. Workovers normally are carried out with a rig that includes standard drilling accessories such as rotary drilling equipment, pumps and tanks for drilling fluids, blowout preventers and other specialized equipment for servicing rigs. A workover may last anywhere from a few days to several weeks. We are paid a daily rate and work is generally performed seven days a week, 24 hours a day.

•
Production and Other Specialized Services.  We also provide other specialized services, including onsite temporary fluid storage; the supply, removal and disposal of specialized fluids used during certain completion and workover operations; and the removal and disposal of salt water that often accompanies the production of oil and natural gas. We also provide plugging services for wells where the oil and natural gas has been depleted or further production has become uneconomical. We are paid an hourly or a per-unit rate, as applicable, for these services.

Other Services

        Through various subsidiaries, we manufacture top drives and catwalks, which are installed on both onshore and offshore drilling rigs. We provide heavy equipment to move drilling rigs, water, other fluids and construction materials as well as the means to move such equipment. We offer specialized drilling technologies, including patented steering systems and rig instrumentation software systems including:

  •
  ROCKITTM directional drilling system, which is used to provide data collection services to oil and gas exploration and service companies, and

  •
  RIGWATCHTM software, which is computerized software and equipment that monitors a rig's real-time performance and daily reporting for drilling operations, making this data available through the internet.

Our Customers

        Our customers include major, national and independent oil and gas companies. No customer accounted for more than 10% of our consolidated revenues in 2013 or 2012.

Our Employees

        As of December 31, 2013, we employed approximately 29,000 people, of whom approximately 3,150 were employed by unconsolidated affiliates. We believe our relationship with our employees is generally good.

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

Industry/Competitive Conditions

        To a large degree, our businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of oil and natural gas could have a material impact on the exploration, development and production activities of our customers and could materially affect our financial position, results of operations and cash flows. See Part I, Item 1A.—Risk Factors—Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.

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

        In all of our geographic markets the ability to deliver rigs with new technology and features is the most significant factor in determining which drilling contractor is awarded a job. In recent years, rigs equipped with moving systems and configured to accommodate the drilling of multiple wells on a single site have offered a competitive advantage. In international markets, experience in operating in certain environments, as well as customer alliances, have been significant factors in the selection of Nabors. Other factors include the overall quality of service and safety record, price and the availability and condition of equipment; and the availability of trained personnel possessing specialized skills; and the ability to offer ancillary services.

        Certain competitors are present in more than one of our operating regions, although no one competitor operates in all of these areas. In the United States we compete with Helmerich and Payne, Inc. and Patterson-UTI Energy, Inc., and several hundred other competitors with national, regional or local rig operations. In our U.S. Production Services operating segment, we compete with Basic Energy Services, Inc., Key Energy Services, Inc., Superior Energy Services, Inc., Forbes Energy Services Ltd. and numerous other competitors having smaller regional or local rig operations. In Canada and the United States, we compete with many firms of varying size, several of which have more significant operations in those areas than Nabors. Elsewhere, we compete directly with various contractors at each location where we operate. Our Completion Services operating segment competes with large operators such as Halliburton, Baker Hughes, Weatherford International Ltd., Schlumberger Limited, and FTS International Services LLC. as well as, smaller companies such as C&J Energy Services, Inc., RPC, Inc., and other small and mid-sized independent contractors, as well as major oilfield services companies with operations outside of the United States. We believe that the market for land drilling, well-servicing and workover and pressure pumping contracts will continue to be competitive.

        Our other operating segments represent a relatively smaller part of our business, and we have numerous competitors in each area.

Our Business Strategy

        Our strategy is to position Nabors to grow and prosper when market conditions are good and to mitigate adverse effects when market conditions are bad. During 2012 and 2013, we continued to strengthen our balance sheet, which enhanced stability, reduced our borrowing costs and allowed us to better navigate challenges and capitalize on market opportunities. The principal elements of our strategy to build shareholder value during 2013 were to:

  •
  Leverage our global infrastructure to enhance revenue and profitability growth;

  •
  Achieve superior health, safety and environmental performance;

  •
  Achieve superior operational performance;

  •
  Focus on delivering value-added services to our customers;

  •
  Enhance and leverage our technology position; and

  •
  Achieve returns well above our cost of capital.

        We operate from two business lines to provide a solid foundation for sustained long-term growth, leveraging the benefits of our size and becoming a more customer-focused organization. We believe the deployment of our newer and higher-margin rigs under long-term contracts will also enhance our competitive position.

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

Acquisitions and Divestitures

        We have grown from a land drilling business centered in the U.S. lower 48 states, Canada and Alaska to an international business with operations on land and offshore in most of the major oil and gas markets in the world. At the beginning of 1990, our fleet consisted of 44 actively marketed land drilling rigs in Canada, Alaska and in various international markets. Today, our worldwide fleet of actively marketed rigs consists of 490 land drilling rigs, 549 rigs for land well-servicing and workover work in the United States and Canada, offshore platform rigs, jackup units, barge rigs and a large component of trucks and fluid hauling vehicles. This growth was fueled in part by strategic acquisitions. Although Nabors continues to examine opportunities, there can be no assurance that attractive rigs or other acquisition opportunities will continue to be available, that the pricing will be economical or that we will be successful in making such acquisitions in the future.

        As noted above, we may sell a subsidiary or group of assets outside of our core markets or business if it is strategically or economically advantageous for us to do so.

Acquisitions

        In September 2010, we acquired Superior Well Services, Inc. ("Superior") at a cash purchase price of $22.12 per share, or approximately $681.3 million in the aggregate. The purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The excess of the purchase price over such fair values was $335.0 million and was recorded as goodwill. The acquisition added a number of services to our portfolio, including a wide range of wellsite solutions to oil and natural gas companies, primarily technical pumping services and down-hole surveying services. During 2012, we ceased using the Superior trade name.

        In December 2010, we purchased the business of Energy Contractors LLC ("Energy Contractors") for a total cash purchase price of $53.4 million. The assets were comprised of vehicles and rig equipment and are included in our Production Services operating segment. The purchase price was allocated to the net tangible and intangible assets acquired based on their preliminary fair value estimates as of December 31, 2010. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill in the amount of $4.2 million.

        In July 2011, we paid $65 million in cash to acquire the remaining 50% equity interest of Peak Oilfield Service Company, making it a wholly owned subsidiary. Previously, we held a 50% equity interest with a carrying value of $38.1 million that we had accounted for as an equity method investment. As a result of the acquisition, we consolidated the assets and liabilities of Peak during the third quarter of 2011 based on their respective fair values. The excess of the estimated fair value of the assets and liabilities over the net carrying value of our previously held equity interest resulted in a gain of $13.1 million and was reflected in losses (gains) on sales and disposals of long-lived assets and other expense (income) for 2011. The excess of the purchase price over the fair value was $8.0 million and was recorded as goodwill. In October 2013, we sold Peak (as described below).

        In January 2013, we purchased the business of Navigate Energy Services, Inc. ("NES") for a total cash price of approximately $37.5 million. This acquisition expands our technology and development capability for drilling and measurement tools and services, and is included in our Rig Services operating segment. The purchase price was allocated to the net tangible and intangible assets acquired based on fair value. The excess of the purchase price over the fair values of the assets acquired was recorded as goodwill in the amount of $15.8 million.

        In October 2013, we purchased KVS Transportation, Inc. and D&D Equipment Investments, LLC, (collectively, "KVS") for total consideration of $149.0 million, $66.8 million of which is payable in three equal annual installments through 2016. KVS provided various logistics and support services operating in the oilfield and well-servicing industry. Services are provided by tractor trucks, bobtail trucks, winch trucks, other truck types, trailers, container bins, eyewash stations, various types of tanks, shop equipment and other related support equipment. This acquisition expands our truck fleet, vacuum truck services, and tank and related equipment services, and is included in our Production Services operating segment.

Divestitures

        In 2011, we sold some of our wholly owned oil and gas assets in Colombia and our 25% working interest in the Cat Canyon and West Cat Canyon fields in Santa Barbara County, California. Additionally in 2011, Remora Energy International LP ("Remora"), a former unconsolidated oil and gas joint venture of ours, completed sales of its oil and gas assets in Colombia. During 2011, we received gross cash proceeds of $303.8 million from sales of oil and gas assets.

        In 2012, we sold our remaining wholly owned oil and gas business in Colombia and sold additional wholly owned oil and gas assets in the United States. In December 2012, we sold our 49.7% ownership interest in NFR Energy LLC, the U.S. unconsolidated oil and gas joint venture, to the remaining equity owners. Subsequent to this transaction, NFR Energy LLC changed its name to Sabine Oil & Gas LLC ("Sabine"). During 2012, we received cumulative gross cash proceeds of $254.5 million from sales of oil and gas assets.

        In 2013, we sold the assets of one of our former Canadian subsidiaries that provided logistics services for proceeds of $9.3 million. In addition, we sold Peak, one of our businesses in Alaska, for gross cash proceeds of $135.5 million. The accompanying consolidated statements of income (loss) and notes to the consolidated financial statements have been updated to retroactively reclassify the operating results of these divested assets as discontinued operations for all periods presented. We also sold some of our oil and gas assets and received proceeds of approximately $90.0 million, which were reclassified to discontinued operations in the prior year.

        See Note 5—Assets Held for Sale and Discontinued Operations for additional discussion in Part II, Item 8.—Financial Statements and Supplementary Data.

Environmental Compliance

        We do not anticipate that compliance with currently applicable environmental regulations and controls will significantly change our competitive position, capital spending or earnings during 2014. We believe we are in material compliance with applicable environmental rules and regulations, and the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental laws and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect our results of operations.

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

We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations

        The oilfield services industry is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Many drilling, workover and well-servicing rigs can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of rigs in an area. In many markets where we operate, the number of rigs available for use exceeds the demand for rigs, resulting in price competition. In recent years the ability to deliver rigs with new technology and features can determine which drilling contractor is awarded a job, which requires continued technology advancement. The land drilling market generally is more competitive than the offshore drilling market because there are a greater number of rigs and competitors.

The nature of our operations presents inherent risks of loss that could adversely affect our results of operations

        Our operations are subject to many hazards inherent in the drilling, workover and well-servicing and pressure pumping industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others. Our offshore operations involve the additional hazards of marine operations including capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. Our operations are also subject to risks of war, civil disturbances or other political events.

        Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event not fully insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, insurance may not be available to cover any or all of these risks. Even if available, insurance may be inadequate or insurance premiums or other costs may rise significantly in the future making insurance prohibitively expensive. We expect to continue facing upward pressure in our insurance renewals; our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs.

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

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments

        As of December 31, 2013, we had approximately $3.9 billion in outstanding long-term debt. We also have various commitments for leases, firm transportation and processing, and purchase commitments. Our ability to service our debt and other obligations depends in large part upon the level of cash flows generated by our subsidiaries' operations, possible dispositions of non-core assets, availability under our unsecured revolving credit facility and our ability to access the capital markets.

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

The loss of key executives or difficulty attracting and retaining experienced technical personnel could reduce our competitiveness and prospects for future success

        The successful execution of the strategies central to our future success will depend, in part, on a few of our key executive officers. We have employment agreements with some of our key personnel within the company. We do not carry significant amounts of key man insurance. Our operations depend, in part, on our ability to attract and retain experienced technical professionals. Competition for such professionals is intense. The loss of key executive officers, or our inability to retain or attract experienced technical personnel, could harm our ability to compete.

Noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect our results of operations

        Drilling of oil and gas wells is subject to various laws, rules and regulations in the jurisdictions where we operate. Our cost of compliance with these laws may be substantial. For example, the U.S. Environmental Protection Agency ("EPA") has promulgated rules requiring the reporting of greenhouse gas emissions applicable to certain offshore oil and natural gas production and onshore oil and natural gas production, processing, transmission, storage and distribution facilities. In addition, U.S. federal law strictly regulates the prevention of oil spills, release of hazardous substances, and imposes liability for removal costs and natural resource, real or personal property and certain economic damages arising from any spills. Some of these laws may impose strict and/or joint and several liability for clean-up costs and damages without regard to the conduct of the parties. As an owner and operator of onshore and offshore rigs and other equipment, we may be deemed to be a responsible party under federal law. In addition, our completion and production services operations routinely involve the handling of significant amounts of materials, some of which are classified as solid or hazardous wastes or hazardous substances. We are subject to various laws governing the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. We employ personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also use consultants to advise on and assist with our environmental compliance efforts. Liabilities are recorded when the need for environmental assessments and/or remedial efforts become known or probable and the cost can be reasonably estimated.

        Changes in environmental laws may also negatively impact the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on us. For example, legislation has been proposed from time to time in the U.S. Congress that would reclassify some oil and natural gas production wastes as hazardous wastes under the Resources Conservation and Recovery Act, which would make the reclassified wastes subject to more stringent and costly handling, disposal and clean-up requirements. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. Legislators and regulators in the United States and other jurisdictions where we operate also focus increasingly on restricting the emission of carbon dioxide, methane and other greenhouse gases that may contribute to warming of the Earth's atmosphere, and other climatic changes. The U.S. Congress has considered legislation designed to reduce emission of greenhouse gases, and some states in which we operate have passed legislation or adopted initiatives, such as the Regional Greenhouse Gas Initiative in the northeastern United States and the Western Regional Climate Action Initiative, which establish greenhouse gas inventories and/or cap-and-trade programs. Some international initiatives have also been adopted, which could result in increased costs of operations in covered jurisdictions. In addition, the EPA has published findings that emissions of greenhouse gases present an endangerment to public health and the environment, paving the way for further regulations that could restrict emissions of greenhouse gases under existing provisions of the Clean Air Act. The EPA has already issued rules requiring monitoring and reporting of greenhouse gas emissions from oil and gas systems. Future or more stringent regulation could dramatically increase operating costs for oil and natural gas companies and could reduce the market for our services by making wells and/or oilfields uneconomical to operate.

Changes in environmental laws related to hydraulic fracturing or other operations could result in increased costs of compliance and reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact the demand for fracturing and other services or our results of operations

        Operations in our Completion Services operating segment include hydraulic fracturing, a process sometimes used in the completion of oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. Hydraulic fracturing activities are currently exempt under the federal Safe Drinking Water Act, except for those using diesel fuel, for which the EPA has asserted regulatory authority and is drafting guidance documents. The EPA is also conducting a study of the potential environmental impacts from hydraulic fracturing on drinking water resources. In addition, the federal Bureau of Land Management has imposed new requirements on hydraulic fracturing conducted on federal lands, including the disclosure of chemical additives used. In 2011, the U.S. Department of Energy released a report on hydraulic fracturing, recommending the implementation of a variety of measures to reduce the environmental impacts from shale-gas production. In addition, there has been public opposition to hydraulic fracturing. As a result, there have been legislative initiatives to regulate hydraulic fracturing under the Safe Drinking Water Act or under newly established legislation. Legislation has also been introduced in the U.S. Congress and adopted or introduced in some states requiring disclosure of chemicals used in the fracturing process. If enacted, the legislation could require fracturing activities to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping requirements and meet plugging and abandonment requirements. The EPA has indicated an intent to regulate wastewater discharges under the Federal Clean Water Act from hydraulic fracturing and other natural gas production. In 2012, the EPA also promulgated new rules establishing new air emission controls for oil and gas production and natural gas processing operations. These rules require, among other things, controlling emissions through flaring until 2015 and thereafter through reduced emissions completions, as well as imposing new requirements on emissions from tanks and other equipment. These rules and any other new laws regulating exploration, production and completion activities could cause operational delays, increased costs of compliance or increased costs in exploration and production, which could adversely affect our business and the demand for fracturing services.

Significant exercises of stock options could adversely affect the market price of our common shares

        As of February 24, 2014, we had 800,000,000 authorized common shares, of which 324,921,245 shares were outstanding. In addition, 29,004,477 common shares were reserved for issuance pursuant to stock option and employee benefit plans. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options (and, where applicable, sales pursuant to Rule 144 under the Securities Act), would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

Provisions in our organizational documents may be insufficient to thwart a coercive hostile takeover attempt; conversely, they may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium

        Companies generally seek to prevent coercive takeovers by parties unwilling to pay fair value for the enterprise they acquire. Historically, we have sought to avoid a coercive takeover by:

  •
  Classifying our Board of Directors so that all the directors could not be replaced at a single meeting.

  •
  Authorizing the Board to issue a significant number of common shares and up to 25,000,000 preferred shares, as well as to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without any vote or action by the holders of our common shares.

  •
  Adopting a shareholder rights plan that limits the number of shares of our common stock a potential acquiror can purchase without either securing the approval of our Board of Directors or having their voting interest severely diluted. The plan is scheduled to expire in July 2016 unless it is extended.

  •
  Limiting the ability of our shareholders to call or bring business before special meetings.

  •
  Prohibiting our shareholders from taking action by written consent in lieu of a meeting unless the consent is signed by all the shareholders then entitled to vote.

  •
  Requiring advance notice of shareholder proposals for business to be conducted at general meetings and for nomination of candidates for election to our Board of Directors; and

  •
  Reserving to our Board of Directors the ability to determine the number of directors comprising the full Board and to fill vacancies or newly created seats on the Board.

        At the request of shareholders, we declassified the Board, which makes it easier for another party to acquire control of the Company. The remaining provisions designed to avoid a coercive takeover might not be fully effective so a party might still be able to acquire the Company without paying what the Board considers to be fair value, including a control premium.

        On the other hand, some shareholders view the foregoing provisions as too likely to discourage a would-be acquiror and thus to reduce the likelihood that shareholders would receive a premium for their shares in a takeover.

We may have additional tax liabilities

        We are subject to income taxes in numerous other jurisdictions, including the United States. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in income tax provisions and accruals. An audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows in the period or periods challenged. It is also possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date.

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

The profitability of our operations could be adversely affected by turmoil in the global financial markets

        The changes in general financial and political conditions, including the U.S. government budget, the downgrade by Standard & Poor's of the credit rating of U.S. government securities and concerns over the European sovereign debt crisis and banking industry has created a great deal of uncertainty in the recovery of the world economy. If global economic uncertainties continue over a prolonged period of time or develop adversely, there could be a material adverse impact on our credit ratings and liquidity and those of our customers and other worldwide business partners. If global oil and gas prices were to decline rapidly, it could lead our customers to curtail their operations or expansion and cause difficulties for us and our customers to forecast future capital expenditures, which in turn could negatively impact the worldwide rig count and our future financial results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Nabors' principal executive offices are located in Hamilton, Bermuda. We own or lease executive and administrative office space in Dubai in the United Arab Emirates; Anchorage, Alaska; Calgary, Canada and Houston, Texas.

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

        Beginning in 2010 and in accordance with the SEC's Final Rule, Modernization of Oil and Gas Reporting, our operating results from wholly owned oil and gas activities and from our U.S. unconsolidated oil and gas joint venture were deemed significant, and we provided the oil and gas disclosure required by the SEC's Industry Guide. In December 2012, we sold our U.S. unconsolidated oil and gas joint venture, which was the only remaining oil and gas investment classified as continuing operations. During 2013, we determined that the criteria for disclosing significant oil and gas activities was not met. Accordingly, we present below for 2011 and 2012, our oil and gas activities, during which time these investments were deemed significant.

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

Summary of Oil and Gas Reserves

        The table below summarizes the proved reserves in each geographic area and by product type for our wholly owned subsidiaries and our proportionate interests in our equity companies during the applicable reporting period presented. We report proved reserves on the basis of the average of the first-day-of-the-month price for each month during the last 12-month period. Estimates of volumes of proved reserves of natural gas at year end are expressed in billions of cubic feet of natural gas ("Bcf") at a pressure base of 14.73 pounds per square inch for natural gas and in millions of barrels ("MMBbls") for oil and natural gas liquids.

	Proved Developed		Undeveloped		Total
Reserve Category	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
For the year ended December 31, 2012:
Consolidated subsidiaries
United States	1.1	0.4	14.3	0.7	15.4	1.1
Canada	—	7.7	—	—	—	7.7
Colombia	—	—	—	—	—	—

Total consolidated	1.1	8.1	14.3	0.7	15.4	8.8

Total(1)	1.1	8.1	14.3	0.7	15.4	8.8

For the year ended December 31, 2011:
Consolidated subsidiaries
United States	0.9	13.6	0.9	3.3	1.8	16.9
Canada	—	8.2	—	—	—	8.2
Colombia	—	—	—	—	—	—

Total consolidated	0.9	21.8	0.9	3.3	1.8	25.1
Equity companies(2)
United States	6.3	256.4	9.6	326.1	15.9	582.5
Canada	—	—	—	—	—	—
Colombia	—	—	—	—	—	—

Total equity companies	6.3	256.4	9.6	326.1	15.9	582.5

Total	7.2	278.2	10.5	329.4	17.7	607.6

(1)
We held no interests in equity companies at December 31, 2012.

(2)
Represents our proportionate interests in our equity companies for the applicable period.

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

	United States			Canada		Colombia			Total
	Liquids (MMBbls)	Natural Gas (Bcf)		Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)		Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
As of December 31, 2012:
Oil and natural gas liquids production
Consolidated subsidiaries	0.268	0.938		—	2.00	0.003		—	0.271	2.938

Equity companies(1)	0.545	19.01		—	—	—		—	0.545	19.010
Average production sales prices:
Consolidated subsidiaries	$76.74	$3.04		$—	$2.36	$130.04		$—	$77.33	$2.58

Equity companies(1)	$53.94	$2.70		$—	$—	$—		$—	$—	$—
Average production costs ($/bce):
Consolidated subsidiaries		$3.52/Mcfe	(2)		$2.91/Mcfe	$31.75/Boe

Equity companies(1)		$1.47/Mcfe			$—	$—
As of December 31, 2011:
Oil and natural gas liquids production
Consolidated subsidiaries	0.140	2.944		—	2.117	0.111		0.011	0.251	5.072

Equity companies(1)	0.409	18.634		—	0.380	0.316		—	0.725	19.014
Average production sales prices:
Consolidated subsidiaries	$88.94	$4.09		$—	$3.33	$111.57		$5.00	$98.91	$3.77

Equity companies(1)	$58.16	$4.03		$—	$3.48	$84.47		$—	$69.63	$4.02
Average production costs ($/bce):
Consolidated subsidiaries		$3.35/Mcfe	(2)		$12.96/Mcfe	$32.98/Boe	(2)

Equity companies(1)		$1.32/Mcfe			$11.99/Mcfe	$33.49/Boe

(1)
Represents our proportionate interests in our equity companies for the applicable period.

(2)
Reflects the thousand cubic feet ("Mcf") equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil or natural gas liquids, or as "Mcfe" and reflects the barrel of oil equivalent or as "Boe".

Drilling and Other Exploratory and Development Activities

        During 2012 and 2011, our drilling program focused on proven and emerging oil and natural gas basins in the United States. The following tables provide the number of oil and gas wells completed during 2012 and 2011.

Number of Net Productive and Exploratory Wells Drilled

	Net Productive Exploratory Wells Drilled	Net Dry Exploratory Wells Drilled	Net Productive Development Wells Drilled	Net Dry Development Wells Drilled
For the year ended December 31, 2012:
Consolidated subsidiaries
United States	2.40	—	6.50	—
Canada	—	—	—	—
Colombia	1.15	—	—	—

Total consolidated	3.55	—	6.50	—

Equity companies(1)
United States	1.49	—	3.48	—

Total equity companies	1.49	—	3.48	—

For the year ended December 31, 2011:
Consolidated subsidiaries
United States	5.14	3.63	2.04	3.28
Canada	3.00	4.00	—	—
Colombia	—	—	2.00	1.40

Total consolidated	8.14	7.63	4.04	4.68

Equity companies(1)
United States	—	—	10.45	—

Total equity companies	—	—	10.45	—

(1)
Represents our proportionate interests in our equity companies for the applicable period.

        Additional information about our oil and gas properties can be found in Note 19—Commitments and Contingencies (under the caption Minimum volume commitment) and our Schedule of Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited) in Part II, Item 8.—Financial Statements and Supplementary Data.

        Our revenues and property, plant and equipment by geographic area can be found in Note 23—Segment Information in Part I, Item 8.—Financial Statements and Supplementary Data. A description of our rig fleet is included under the caption Introduction in Part II, Item 1.—Business.

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

        In 2009, the Court of Ouargla entered a judgment of approximately $17.7 million (at current exchange rates) against us relating to alleged customs infractions in Algeria. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court. In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court's ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We have again lodged an appeal to the Algeria Supreme Court, asserting the same challenges as before. Based upon our understanding of applicable law and precedent, we continue to believe that we will prevail. Although the appeal remains ongoing at this time, the Hassi Messaoud customs office recently initiated efforts to collect the judgment prior to the Supreme Court's decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. We have recorded a reserve in the amount of the posted security. If we are ultimately required to pay a fine or judgment related to this matter, the resulting loss could be up to $13.3 million in excess of amounts accrued.

        In March 2011, the Court of Ouargla entered a judgment of approximately $34.8 million (at current exchange rates) against us relating to alleged violations of Algeria's foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals has upheld the lower court's ruling, and we have appealed the matter to the Algeria Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $26.8 million in excess of amounts accrued.

        In March 2012, Nabors Global Holdings II Limited ("NGH2L") signed a contract with ERG Resources, LLC ("ERG") relating to the sale of all of the Class A shares of NGH2L's wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company. When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG's $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. ("Parex"). The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. Nabors successfully defeated ERG's effort to obtain a temporary restraining order from the Texas court on March 20, 2012. Nabors completed the sale of Ramshorn's Class A shares to a Parex affiliate in April 2012, which mooted ERG's application for a temporary injunction. The lawsuit is staid, pending further court actions. ERG retains its causes of action for monetary damages, but Nabors believes the claims are foreclosed by the terms of the agreement and are without factual or legal merit. Although we are vigorously defending the lawsuit, its ultimate outcome cannot be determined at this time.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

        The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index and the Dow Jones Oil Equipment and Services Index. Total return assumes $100 invested on December 31, 2008 in shares of Nabors, the S&P 500 Index, and the Dow Jones Oil Equipment and Services Index. It also assumes reinvestment of dividends and is calculated at the end of each calendar year, December 31, 2009 - 2013.

	2009	2010	2011	2012	2013
Nabors Industries Ltd.	183	196	145	121	143
S&P Index	126	146	149	172	228
Dow Jones Oil Equipment and Services Index	165	210	184	185	237

        This graph shall not be deemed "soliciting" material or to be "filed" with the SEC.

Market and Share Prices

        Our common shares are traded on the New York Stock Exchange under the symbol "NBR". At February 24, 2014, there were approximately 1,857 shareholders of record.

        The following table sets forth the reported high and low sales prices of our common shares as reported on the New York Stock Exchange for the periods indicated.

		Share Price
Calendar Year		High	Low
2012	First Quarter	$22.73	$16.36
	Second Quarter	$17.84	$12.40
	Third Quarter	$16.83	$12.77
	Fourth Quarter	$15.50	$12.75
2013	First Quarter	$18.24	$14.35
	Second Quarter	$17.35	$14.34
	Third Quarter	$16.72	$14.50
	Fourth Quarter	$18.33	$15.32

        The following table provides information relating to Nabors' repurchase of common shares during the three months ended December 31, 2013:

Period (In thousands, except per share amounts)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximated Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
October 1 - October 31	11	$17.39	—	—
November 1 - November 30	<1	$17.74	—	—
December 1 - December 31	<1	$15.45	—	—

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

(2)
We do not have a current share repurchase program authorized by the Board of Directors.

        See Part III, Item 12. for a description of securities authorized for issuance under equity compensation plans.

Dividend Policy

        On February 21, 2014, our Board of Directors declared a cash dividend of $0.04 per share to the holders of our common shares as of March 10, 2014 to be paid on March 31, 2014.

        In 2013, our Board of Directors approved the payment of cash dividends on our common stock. Dividends in the amount of $0.04 per share were paid in March, June, September and December of 2013. There were no dividends paid in 2012 or 2011. The Board of Directors intends to continue paying quarterly dividends in the future. However, the declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend, among other things, on future earnings, general financial condition and liquidity, success in business activities, capital requirements, and general business conditions.

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

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
Operating Data(1)(2)	2013	2012	2011	2010	2009
	(In thousands, except per share amounts and ratio data)
		Revised	Revised	Revised	Revised
Revenues and other income:
Operating revenues	$6,152,015	$6,843,051	$6,013,480	$4,134,483	$3,662,220
Earnings (losses) from unconsolidated affiliates	39	(288,718)	85,448	58,641	(211,961)
Investment income	96,577	63,137	19,939	7,263	25,522

Total revenues and other income	6,248,631	6,617,470	6,118,867	4,200,387	3,475,781

Costs and other deductions:
Direct costs	3,981,828	4,367,106	3,738,506	2,397,061	1,971,711
General and administrative expenses	525,330	527,953	487,808	338,720	421,462
Depreciation and amortization	1,086,677	1,039,923	918,122	760,962	663,958
Interest expense	223,418	251,904	256,632	272,712	266,047
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	37,977	(136,636)	4,474	45,334	6,665
Impairments and other charges	287,241	290,260	198,072	61,292	118,543

Total costs and other deductions	6,142,471	6,340,510	5,603,614	3,876,081	3,448,386

Income (loss) from continuing operations before income taxes	106,160	276,960	515,253	324,306	27,395
Income tax expense (benefit)	(55,181)	40,986	165,083	49,190	(91,380)
Subsidiary preferred stock dividend	3,000	3,000	3,000	750	—

Income (loss) from continuing operations, net of tax	158,341	232,974	347,170	274,366	118,775
Income (loss) from discontinued operations, net of tax	(11,179)	(67,526)	(97,601)	(161,090)	(218,609)

Net income (loss)	147,162	165,448	249,569	113,276	(99,834)
Less: Net (income) loss attributable to noncontrolling interest	(7,180)	(621)	(1,045)	(85)	342

Net income (loss) attributable to Nabors	$139,982	$164,827	$248,524	$113,191	$(99,492)

Earnings (losses) per share:
Basic from continuing operations	$0.51	$0.80	$1.21	$0.96	$0.42
Basic from discontinued operations	(0.04)	(0.23)	(0.34)	(0.56)	(0.77)

Total Basic	$0.47	$0.57	$0.87	$0.40	$(0.35)

Diluted from continuing operations	$0.51	$0.79	$1.18	$0.95	$0.42
Diluted from discontinued operations	(0.04)	(0.23)	(0.33)	(0.56)	(0.77)

Total Diluted	$0.47	$0.56	$0.85	$0.39	$(0.35)

Weighted-average number of common shares outstanding:
Basic	294,182	289,965	287,118	285,145	283,326
Diluted	296,592	292,323	292,484	289,996	286,502
Capital expenditures and acquisitions of businesses(3)	$1,365,994	$1,433,586	$2,247,735	$1,878,063	$990,287
Interest coverage ratio(4)	7.4:1	7.7:1	7.0:1	5.2:1	4.9:1

	Year Ended December 31,
Balance Sheet Data(1)(2)	2013	2012	2011	2010	2009
	(In thousands, except per share amounts and ratio data)
			Revised	Revised	Revised
Cash, cash equivalents and short-term investments	$507,133	$778,204	$539,489	$801,190	$1,090,851
Working capital	1,442,406	2,000,475	1,285,752	458,550	1,568,042
Property, plant and equipment, net	8,597,813	8,712,088	8,629,946	7,815,419	7,646,050
Total assets	12,159,811	12,656,022	12,899,538	11,605,166	10,577,913
Long-term debt	3,904,117	4,379,336	4,348,490	3,064,126	3,940,605
Shareholders' equity	5,969,086	5,944,929	5,587,022	5,322,524	5,143,523
Debt to capital ratio:
Gross(5)	0.40:1	0.42:1	0.45:1	0.45:1	0.43:1
Net(6)	0.36:1	0.38:1	0.42:1	0.41:1	0.36:1

(1)
All periods present the operating activities of our wholly owned oil and gas businesses, our previously held equity interests in oil and gas joint ventures in Canada and Colombia, aircraft logistics operations and construction services as discontinued operations.

(2)
Our acquisitions' results of operations and financial position have been included beginning on the respective dates of acquisition and include KVS (October 2013), Navigate Energy Services, Inc. (January 2013), Peak (July 2011), Stone Mountain Venture Partnership (June 2011), Energy Contractors (December 2010) and Superior (September 2010).

(3)
Represents capital expenditures and the total purchase price of acquisitions.

(4)
The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues and earnings (losses) from unconsolidated affiliates, direct costs and general administrative expenses less earnings (losses) from the U.S. unconsolidated oil and gas joint venture divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by accounting principles generally accepted in the United States of America ("GAAP") and may not be comparable to similarly titled measures presented by other companies.

(5)
The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders' equity. The gross debt to capital ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

(6)
The net debt to capital ratio is calculated by dividing (x) net debt by (y) net capital. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments. Net capital is the sum of net debt plus shareholders' equity. The net debt to capital ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

        This section is intended to help you understand our results of operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.

        Nabors has grown from a land drilling business centered in the United States and Canada to a global business aimed at optimizing the entire well life cycle, with operations on land and offshore in most of the major oil and gas markets in the world. The majority of our business is conducted through two business lines:

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

        Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. A sustained increase or decrease in the price of oil or natural gas could materially impact exploration, development and production activities of our customers and, consequently, our financial position, results of operations and cash flows.

        The magnitude of customer spending on new and existing wells is the primary driver of our business. Our customers' spending is determined principally by their internally generated cash flow and to a lesser extent by joint venture arrangements and funding from the capital markets. In our Drilling & Rig Services business line, operations have traditionally been driven by natural gas prices, but the majority of current activity is driven by the price of oil and to a lesser extent natural gas liquids from unconventional reservoirs (shales). Activity in our international markets is increasingly driven by the development of natural gas reserves. In our Completion & Production Services business line, operations are primarily driven by oil prices.

        During 2013, the West Texas Intermediate crude oil spot price averaged $98.02 per barrel, up from $94.10 in 2012 and $95.05 in 2011. The Henry Hub natural gas spot price averaged $3.72 per mcf versus $2.75 in 2012 and $4.00 in 2011. While the commodity price environment has impacted demand for drilling, the technologies used to gain drilling efficiencies have increased. Two factors that have contributed to this increase are the high-performance capabilities of modern A/C rigs, which address the more complex horizontal drilling requirements of the unconventional reservoirs, and the shift by exploration and production operators toward pad drilling.

        Crude oil pricing remains volatile and potentially vulnerable, which keeps our customers' forward-spending plans in check. For 2014, we believe natural gas and liquids prices, as well as crude oil prices, are likely to remain in the same range as 2013. With that outlook, it is likely that continuing additions of new rig capacity and improving rig efficiency will result in a continued oversupply of rigs for most, if not all, of the year in our U.S. markets.

        Until recently, our international markets have been generally slower to respond to the improving oil prices of the last three years. During 2013, we signed several multiyear contracts for new rigs and rig renewals with revenue expected to commence during 2014. Those contracts are consistent with a general tightening of the international rig market. Many of those rigs are likely to deploy on large-scale natural gas projects. For 2014, we expect the international rig market to remain tight, and we anticipate additional opportunities to contract rigs at rates commensurate with this market.

        The following table sets forth oil and natural gas price data per Bloomberg for the last three years:

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
Commodity prices:
Average Henry Hub natural gas spot price ($/mcf)	$3.72	$2.75	$4.00	$0.97	35%	$(1.25)	(31)%
Average West Texas intermediate crude oil spot price ($/barrel)	$98.02	$94.10	$95.05	$3.92	4%	$(0.95)	(1)%

        Operating revenues and Earnings (losses) from unconsolidated affiliates in 2013 totaled $6.2 billion, representing a decrease of $402.3 million, or 6%, over 2012. Adjusted income derived from operating activities and net income (loss) from continuing operations for 2013 totaled $558.2 million and $158.3 million ($0.51/per diluted share), respectively, representing decreases of 39% and 32% when compared to 2012.

        Operating revenues and Earnings (losses) from unconsolidated affiliates for 2012 totaled $6.6 billion, representing an increase of $455.4 million, or 7%, over 2011. Adjusted income derived from operating activities for 2012 totaled $908.6 million, representing an increase of 5% over 2011, while net income (loss) from continuing operations for 2012 totaled $233.0 million ($0.79/per diluted share), representing a decrease of 33% over 2011.

        During 2013, our income (loss) from continuing operations was negatively impacted primarily by the $208.2 million loss recognized when we repurchased $785.4 million aggregate principal amount of the 9.25% senior notes in September. Excluding this, our operating results in North American drilling and completion operations decreased due to the industry-wide decrease in land drilling activity and overcapacity in the pressure pumping markets. Our International operations increased significantly resulting from the deployment of additional rigs under long-term contracts and the renewal of existing contracts at current market rates.

        During 2012, our income (loss) from continuing operations was negatively impacted by impairments and other charges, including full-cost ceiling test writedowns from Sabine totaling $283.4 million, representing our proportionate share of the writedowns, a $75.0 million impairment of an intangible asset related to the Superior trade name, a provision for the retirement of long-lived assets totaling $138.7 million in multiple operating segments, a $50.4 million impairment of some coil-tubing rigs and a goodwill impairment totaling $26.3 million. Partially offsetting these charges were $160 million of asset gains, primarily relating to selling our interest in Sabine at the end of 2012. Excluding these items, our operating results improved as a result of increased demand for our services and products due to increased drilling activity in oil- and liquids-rich shale plays and increased well-servicing activity in the U.S. and Canada. This increase in activity has more than offset the drop in demand from gas-related plays.

        During 2011, operating results improved as compared to 2010 primarily due to the incremental revenue and positive operating results from the addition of our Completion Services operating segment beginning in September 2010, increased drilling activity in oil- and liquids-rich shale plays in our drilling operations in both our U.S. lower 48 states and Canada drilling operations and increased well-servicing activity in the U.S. and Canada. However, our operating results and activity levels were negatively impacted in our U.S. offshore operations in response to uncertainty in the regulatory environment in the Gulf of Mexico, our Alaskan operations due to key customers' spending constraints, and in Saudi Arabia due to downtime and reduced rates on several jackup rigs.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(In thousands, except percentages and rig activity)
		Revised	Revised			Revised
Reportable segments:
Operating revenues and Earnings (losses) from unconsolidated affiliates
Drilling & Rig Services:
U.S.	$1,914,786	$2,276,808	$1,999,241	$(362,022)	(16)%	$277,567	14%
Canada	361,676	429,411	426,455	(67,735)	(16)%	2,956	1%
International	1,464,264	1,265,060	1,104,461	199,204	16%	160,599	15%
Rig Services(2)	516,004	688,310	626,169	(172,306)	(25)%	62,141	10%

Subtotal Drilling & Rig Services(3)	4,256,730	4,659,589	4,156,326	(402,859)	(9)%	503,263	12%
Completion & Production Services:
Completion Services	1,074,713	1,462,767	1,237,306	(388,054)	(27)%	225,461	18%
Production Services	1,009,214	1,000,873	849,522	8,341	1%	151,351	18%

Subtotal Completion & Production Services(4)	2,083,927	2,463,640	2,086,828	(379,713)	(15)%	376,812	18%
Other reconciling items(5)(7)	(188,603)	(568,896)	(144,226)	380,293	67%	(424,670)	(294)%

Total	$6,152,054	$6,554,333	$6,098,928	$(402,279)	(6)%	$455,405	7%

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(In thousands, except percentages and rig activity)
		Revised	Revised			Revised
Adjusted income (loss) derived from operating activities(1)(6)
Drilling & Rig Services:
U.S.	$315,496	$509,894	$442,831	$(194,398)	(38)%	$67,063	15%
Canada	61,193	91,360	89,344	(30,167)	(33)%	2,016	2%
International	177,833	91,226	123,813	86,607	95%	(32,587)	(26)%
Rig Services(2)	(3,918)	67,366	55,856	(71,284)	(106)%	11,510	21%

Subtotal Drilling & Rig Services(3)	550,604	759,846	711,844	(209,242)	(28)%	48,002	7%
Completion & Production Services:
Completion Services	51,722	188,518	229,125	(136,796)	(73)%	(40,607)	(18)%
Production Services	102,130	108,835	80,018	(6,705)	(6)%	28,817	36%

Subtotal Completion & Production
Services(4)	153,852	297,353	309,143	(143,501)	(48)%	(11,790)	(4)%
Other reconciling items(7)	(146,237)	(148,649)	(154,981)	2,412	2%	6,332	4%

Total adjusted income (loss) derived from operating activities	$558,219	$908,550	$866,006	$(350,331)	(39)%	$42,544	5%

U.S. oil and gas joint venture earnings (losses)	—	(289,199)	88,486	289,199	100%	(377,685)	(427)%
Interest expense	(223,418)	(251,904)	(256,632)	28,486	11%	4,728	2%
Investment income (loss)	96,577	63,137	19,939	33,440	53%	43,198	217%
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(37,977)	136,636	(4,474)	(174,613)	(128)%	141,110	n/m (8)
Impairments and other charges	(287,241)	(290,260)	(198,072)	3,019	1%	(92,188)	(47)%

Income (loss) from continuing operations before income taxes	106,160	276,960	515,253	(170,800)	(62)%	(238,293)	(46)%
Income tax expense (benefit)	(55,181)	40,986	165,083	(96,167)	(235)%	(124,097)	(75)%
Subsidiary preferred stock dividend	3,000	3,000	3,000	—	—	—	—

Income (loss) from continuing operations, net of tax	158,341	232,974	347,170	(74,633)	(32)%	(114,196)	(33)%
Income (loss) from discontinued operations, net of tax	(11,179)	(67,526)	(97,601)	56,347	83%	30,075	31%

Net income (loss)	147,162	165,448	249,569	(18,286)	(11)%	(84,121)	(34)%
Less: Net (income) loss attributable to noncontrolling interest	(7,180)	(621)	(1,045)	(6,559)	n/m (8)	424	41%
Net income (loss) attributable to Nabors	$139,982	$164,827	$248,524	$(24,845)	(15)%	$(83,697)	(34)%

Rig activity:
Rig years:(9)
U.S.	195.0	219.1	214.7	(24.1)	(11)%	4.4	2%
Canada	29.9	34.8	39.8	(4.9)	(14)%	(5.0)	(13)%
International(10)	124.2	119.3	105.3	4.9	4%	14.0	13%

Total rig years	349.1	373.2	359.8	(24.1)	(6)%	13.4	4%

Rig hours:(11)
Production Services	865,939	853,373	791,956	12,566	1%	61,417	8%
Canada Production Services	152,747	181,185	184,908	(28,438)	(16)%	(3,723)	(2)%

Total rig hours	1,018,686	1,034,558	976,864	(15,872)	(2)%	57,694	6%

(1)
All periods present the operating activities of our wholly owned oil and gas businesses, our previously held equity interests in oil and gas joint ventures in Canada and Colombia and aircraft logistics operations and construction services as discontinued operations.

(2)
Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services. These services represent our other companies that are not aggregated into a reportable operating segment.

(3)
Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of ($0.4) million and ($3.1) million for the years ended December 31, 2013 and 2011, respectively.

(4)
Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.4 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.

(5)
Represents the elimination of inter-segment transactions and earnings (losses), net from the U.S. unconsolidated oil and gas joint venture, accounted for using the equity method until sold in December 2012, of ($289.2) million and $88.5 million for the years ended December 31, 2012 and 2011, respectively.

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

(8)
Number is so large that it is not meaningful.

(9)
Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(10)
International rig years includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years in years 2013 and 2012 and 2.1 years in 2011.

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

	Years Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(In thousands, except percentages and rig activity)
U.S.
Revenues	$1,914,786	$2,276,808	$1,999,241	$(362,022)	(16)%	$277,567	14%
Adjusted income	$315,496	$509,894	$442,831	$(194,398)	(38)%	$67,063	15%
Rig years	195.0	219.1	214.7	(24.1)	(11)%	4.4	2%
Canada
Revenues	$361,676	$429,411	$426,455	$(67,735)	(16)%	$2,956	1%
Adjusted income	$61,193	$91,360	$89,344	$(30,167)	(33)%	$2,016	2%
Rig years	29.9	34.8	39.8	(4.9)	(14)%	(5.0)	(13)%
International
Revenues	$1,464,264	$1,265,060	$1,104,461	$199,204	16%	$160,599	15%
Adjusted income	$177,833	$91,226	$123,813	$86,607	95%	$(32,587)	(26)%
Rig years	124.2	119.3	105.3	4.9	4%	14.0	13%
Rig Services
Revenues	$516,004	$688,310	$626,169	$(172,306)	(25)%	$62,141	10%
Adjusted income (loss)	$(3,918)	$67,366	$55,856	$(71,284)	(106)%	$11,510	21%

  U.S.

        Our U.S. drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

        Operating results decreased from 2012 to 2013 primarily as a result of an industry-wide decrease in land drilling activity over the latter part of 2012 in response to declines in commodity prices. Throughout 2013, this resulted in both reduced drilling activity and lower dayrates for our lower 48 fleet. Expiring term contracts also contributed to the decrease as contracts were renewed at the lower market prices. These decreases were partially offset by slight improvements in margins and costs for our offshore fleet operating in the Gulf of Mexico.

        Operating results increased from 2011 to 2012 primarily due to higher average dayrates and a slight increase in drilling activity, as well as $39.6 million in revenues recognized that were related to early contract terminations. These increases were partially offset by higher depreciation expense related to new rigs placed into service during 2012.

  Canada

        Operating results decreased from 2012 to 2013 also as a result of the industry-wide decrease in land drilling activity, similar to the United States. Strong oil prices and oil-related drilling activities have partially mitigated the impact of the overall natural gas oversupply in North America and the resulting reductions in customer demand for gas drilling.

        Operating results increased slightly from 2011 to 2012 primarily due to higher average dayrates, which offset the decreases in drilling and well-servicing activities. The natural gas oversupply in North America and resulting low natural gas prices decreased customer demand for gas drilling and well-servicing activity in 2012. Reduced natural gas drilling activity was largely offset by increased demand in oil exploration. Strong oil prices increased in oil drilling activity and drilling dayrates, with more demand for larger rigs required to drill long-reach horizontal wells in the shale plays and oil sands.

  International

        Operating results increased from 2012 to 2013 primarily as a result of increases in the utilization of our overall rig fleet and higher average margins from recent rig deployments in Papua New Guinea, Northern Iraq and Abu Dhabi. Results were also impacted by favorable moves on the land rigs, favorable activity on the offshore rigs in Saudi Arabia and overall improvements in operational efficiencies.

        Operating revenues and Earnings from unconsolidated affiliates increased from 2011 to 2012 as a result of increases in utilization of our overall rig fleet albeit at lower margins. Adjusted income derived from operating activities decreased from 2011 to 2012 primarily from the decreases in average dayrates and lower utilization of our jackup rigs in Saudi Arabia and lower offshore activity in Congo. These decreases were partially offset by new activity in Papua New Guinea and increased utilization of rigs in Mexico.

  Rig Services

        The decrease in operating results from 2012 to 2013 primarily resulted from reductions to our Canrig activities during 2013 compared to 2012 due to lower demand in the United States and Canada drilling markets for top drives, rig instrumentation and data collection services from oil and gas exploration companies, along with lower third-party rental and RigWatchTM units, which generate higher margins.

        The increase in operating results from 2011 to 2012 primarily resulted from higher demand in the United States and Canada drilling markets for top drives, rig instrumentation and data collection services from oil and gas exploration companies and higher third-party rental and rigwatch units, which generate higher margins, partially offset by a continued decline in customer demand for our construction services in Alaska.

Completion & Production Services

        Our Completion & Production Services business line includes well-servicing, fluid logistics, workover operations and stimulation services in the U.S. and Canada.

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(In thousands, except percentages and rig activity)
Completion Services
Revenues	$1,074,713	$1,462,767	$1,237,306	$(388,054)	(27)%	$225,461	18%
Adjusted income	$51,722	$188,518	$229,125	$(136,796)	(73)%	$(40,607)	(18)%
Production Services
Revenues	$1,009,214	$1,000,873	$849,522	$8,341	1%	$151,351	18%
Adjusted income	$102,130	$108,835	$80,018	$(6,705)	(6)%	$28,817	36%
Rig hours
U.S.	865,939	853,373	791,956	12,566	1%	61,417	8%
Canada	152,747	181,185	184,908	(28,438)	(16)%	(3,723)	(2)%

	1,018,686	1,034,558	976,864	(15,872)	(2)%	57,694	6%

  Completion Services

        Operating results decreased from 2012 to 2013 primarily due to downward pricing pressure across all regions due to continued overcapacity in the pressure pumping market and reduced customer activity in part caused by severe weather in our northern operating areas. During 2013, we suspended some of our stimulation operations in Canada and some of our coil-tubing operations in the United States. We relocated the Canadian assets to the United States.

        Operating revenues increased from 2011 to 2012 primarily due to the increased levels of fracturing activity and associated increase in our assets deployed in the major producing areas in the United States. Adjusted income derived from operating activities decreased from 2011 to 2012 due to lower margins on product sales as a result of higher commodity prices.

  Production Services

        Operating revenues increased from 2012 to 2013 primarily due to our acquisition of KVS. From 2011 to 2012, operating revenues increased primarily due to the mix of higher and lower rate rigs working in our U.S. markets, partially offset by weaker Canada markets. Our U.S. markets have had higher utilization and increases in rig and truck fleets as well as frac tank counts, despite continued pricing challenges. The decrease in adjusted income from 2012 to 2013 reflect the costs that have increased in rig and truck fleets as a result of capital invested over the past few years to increase those fleets.

OTHER FINANCIAL INFORMATION

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(In thousands, except percentages)
General and administrative expenses	$525,330	$527,953	$487,808	$(2,623)	—	$40,145	8%
Depreciation and amortization	1,086,677	1,039,923	918,122	46,754	4%	121,801	13%
Interest expense	223,418	251,904	256,632	(28,486)	(11)%	(4,728)	(2)%
Investment income	96,577	63,137	19,939	33,440	53%	43,198	217%
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	(37,977)	136,636	(4,474)	(174,613)	(128)%	141,110	n/m (1)

(1)
Number is so large that it is not meaningful.

  General and administrative expenses

        General and administrative expenses decreased slightly from 2012 to 2013 primarily as a result of lower activities and cost-reduction efforts across all business units. As a percentage of operating revenues, general and administrative expenses have increased primarily as a result of the similar drop in operating revenues during 2013.

        General and administrative expenses increased from 2011 to 2012 primarily as a result of increases in wages to support a higher headcount as a result of increased operations for a majority of our operating segments. As a percentage of operating revenues, general and administrative expenses decreased from 2011 to 2012.

  Depreciation and amortization

        Depreciation and amortization expense increased from 2012 to 2013 and from 2011 to 2012 as a result of the incremental depreciation expense from 41 newly constructed rigs placed into service during 2012 and 2013 and rig upgrades and other capital expenditures made since 2012.

  Interest expense

        Interest expense decreased from 2012 to 2013 primarily as a result of the redemptions of some of our 9.25% senior notes in September 2013 and our 5.375% senior notes in August 2012. During 2013, our overall debt was lower and average interest rates were lower on our outstanding senior notes, revolving credit facility and commercial paper balances as compared to 2012. These reductions were partially offset by the September 2013 issuance of $700 million aggregate principal amount of 2.35% and 5.10% senior notes.

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

  Investment income

        Investment income during 2013 was $96.6 million and included $89.0 million related to realized gains from short-term and other long-term investments and net gains of $2.5 million from our trading securities. The balance was attributable to $5.1 million in interest and dividend income and $2.5 million in realized gains on the trading securities.

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

  Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

        The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for 2013 was a net loss of $38.0 million, which was primarily comprised of (i) net losses on sales and disposals of assets of approximately $13.6 million, (ii) increases to litigation reserves of $11.7 million and (iii) foreign currency exchange losses of $6.2 million.

        The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for 2012 was a net gain of $136.6 million, which included net gains on sales and disposals of long-lived assets of approximately $147.5 million, primarily as result of the gain from the sale of our equity interest in Sabine. These gains were partially offset by (i) increases to our litigation reserves of $5.4 million and (ii) foreign currency exchange losses of approximately $4.8 million.

        The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for 2011 was a net loss of $4.5 million and was comprised of (i) increases to our litigation reserves of $11.3 million, (ii) foreign currency exchange losses of approximately $5.5 million and (iii) a net loss on sales and disposals of long-lived assets of approximately $1.9 million. The net loss was partially offset by a $13.1 million gain recognized in connection with our acquisition of the remaining 50% equity interest of Peak.

  Impairments and Other Charges

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(In thousands, except percentages)
Loss on tendered notes	$208,197	$—	$—	$208,197	100%	$—	—
Provision for retirement of assets	14,044	138,666	98,072	(124,622)	(90)%	40,594	41%
Impairment of long-lived assets	20,000	50,355	—	(30,355)	(60)%	50,355	100%
Termination of employment contract	45,000	—	100,000	45,000	100%	(100,000)	(100)%
Intangible asset impairment	—	74,960	—	(74,960)	(100)%	74,960	100%
Goodwill impairment	—	26,279	—	(26,279)	(100)%	26,279	100%

Total	$287,241	$290,260	$198,072	$(3,019)	(1)%	$92,188	47%

  Loss on tendered notes

        During 2013, we recognized a loss related to the extinguishment of debt in connection with the tender offer for our 9.25% senior notes. See Note 13—Debt in Part II, Item 8—Financial Statements and Supplementary Data for additional discussion. In 2013, we completed a cash tender offer for these notes and repurchased $785.4 million aggregate principal amount. We paid the holders an aggregate of approximately $1.0 billion in cash, reflecting principal, accrued and unpaid interest and recognized a loss as part of the debt extinguishment.

  Provision for retirement of assets

        During 2013, we recorded a provision for retirement of long-lived assets in multiple operating segments totaling $14.0 million, which reduced the carrying value of some assets to their salvage value. The retirements related to assets in Saudi Arabia and included obsolete top-drives, nonworking trucks, generators, engines and other miscellaneous equipment. The retirements in our Canada operations included functionally inoperable rigs and other drilling equipment. In our Completion & Production operations, the retirements related to rigs and vehicles that would require significant repair to return to work and other non-core assets.

        During 2012, we recorded a provision for retirement of long-lived assets in multiple operating segments, including $37.1 million in U.S., $33.7 million in Canada, $16.5 million in International and $2.0 million in Rig Services, all from our Drilling & Rig Services business line. The retirements in this business line included mechanical rigs, a jackup rig and other assets that have become inoperable or functionally obsolete and that we do not believe could be returned to service without significant costs to refurbish.

        Additionally in 2012, we recorded similar provisions for retirement of long-lived assets of $49.4 million in our Completion & Production Services business line. During 2012, we streamlined our operations and consolidated our Completion Services and Production Services into this business line, and retired some non-core assets. As we continue to streamline our lines of business, there could be future retirement or impairment charges, which could have a potential impact on our future operating results.

        During 2011, we recorded a provision for retirement of long-lived assets totaling $98.1 million in multiple operating segments. This related to the decommissioning and retirement of one jackup rig, 116 land rigs, and a number of rigs and trucks. Our U.S., International and Production Services operations recorded $63.2 million, $26.1 million and $8.9 million, respectively. These assets were deemed to be functionally or economically non-competitive for today's market and are being dismantled for parts and scrap.

        A continued period of lower oil and natural gas prices and their potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

  Impairment of long-lived assets

        During 2013, we recognized an impairment of $20.0 million to our fleet of coil-tubing units in our Completion & Production Services business line. Intense competition and oversupply of equipment has led to lower utilization and margins for this product line. When these factors were considered as part of our annual impairment tests on long-lived assets, the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets. The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues and direct costs, capital expenditures and working capital requirements. We believe the fair value estimated for purposes of these tests represents a Level 3 fair value measurement. In 2013, we suspended our coil-tubing operations in the United States. A prolonged period of slow economic recovery could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

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

  Termination of employment contract

        During 2013, we recognized a one-time stock grant valued at $27.0 million, which vested immediately, and $18.0 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 19—Commitments and Contingencies in Part II, Item 8—Financial Statements and Supplementary Data for additional discussion.

        During the fourth quarter of 2011, we recorded a provision for a contingent liability that existed on December 31, 2011 related to the change of our Chief Executive Officer that occurred in October 2011. This charge resulted from a potential termination payment to our former Chief Executive Officer, Eugene Isenberg, under the terms of his employment contract. Subsequent to December 31, 2011, Mr. Isenberg elected to forego triggering that payment, and as a result, we did not owe or make the termination payment. During 2012, we made charitable contributions to benefit the needs of our employees and other community-based causes. We contributed one million Nabors' common shares previously held by an affiliate to the Nabors Charitable Foundation, a 501(c)(3) organization, in support of this objective. The election of Mr. Isenberg to forego triggering the potential payment, offset by the charitable contributions described above, was recorded as a capital contribution during the first quarter of 2012.

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

        There were no intangible asset impairment in 2013 or 2011.

  Goodwill impairment

        During 2012, we recognized the impairment of goodwill associated with our operations in the U.S. and International drilling operations. The impairments were deemed necessary due to the prolonged uncertainty of utilization of some of our rigs as a result of changes in our customers' plans for future drilling operations in the Gulf of Mexico and our international markets. A prolonged period of lower natural gas prices or changes in laws and regulations could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of future operating results.

        There were no goodwill impairment in 2013 or 2011.

  Income tax rate

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
		Revised	Revised	Revised		Revised
Effective income tax rate from continuing operations	(52.0)%	14.8%	32.0%	(67)%	(451)%	(17)%	(54)%

        The changes in our effective tax rate from 2012 to 2013 resulted mainly from the proportion of income generated in the United States versus other countries where we operate and settlements of tax disputes. In general, the effective tax rate reflects the proportion of income generated in the United States versus other countries where we operate. Income generated in the United States is generally taxed at a higher rate than other jurisdictions.

        The changes in our effective tax rate from 2011 to 2012 resulted mainly from the proportion of income generated in the United States versus other countries where we operate. Income generated in the United States is generally taxed at a higher rate than other jurisdictions.

        We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. One of the most volatile factors in this determination is the relative proportion of our income or loss being recognized in high-versus low-tax jurisdictions. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different than what is reflected in our income tax provisions and accruals. The results of an audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows.

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

  Assets Held-for-Sale

	December 31,
	2013	2012
	(In thousands)
Oil and Gas	$239,936	$377,625
Rig Services	3,328	6,232

	$243,264	$383,857

Oil and Gas Properties

        The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

        We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. In December 2013 we entered into agreements to restructure these contracts, assigning a portion of the obligation to third parties and reducing our future payment commitments. At December 31, 2013, our undiscounted contractual commitments for these contracts approximated $171.2 million, and we had liabilities of $113.6 million, $64.4 million of which were classified as current and are included in accrued liabilities.

        At December 31, 2012, we had liabilities of $206 million, $69 million of which were classified as current and included in accrued liabilities. The amounts at December 31, 2012 represented our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.

  Discontinued Operations

        Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Year Ended December 31,						Increase/(Decrease)
	2013		2012		2011		2013 to 2012		2012 to 2011
	(In thousands, except percentages)
Operating revenues
Oil and Gas	$25,327		$27,363		$125,654	(1)	$(2,036)	(7)%	$(98,291)	(78)%
Rig Services	$127,154		$172,335		$76,584		$(45,181)	(26)%	$95,751	125%
Income (loss) from discontinued operations:
Oil and Gas	$(27,396)	(2)	$(66,033)	(3)	(91,394)	(4)	$38,637	59%	$25,361	28%
Rig Services	$16,217		$(1,493)	(5)	(6,207)	(5)	$17,710	n/m (6)	$4,714	76%

Oil and Gas

(1)
Includes approximately $83 million of equity in earnings during 2011 for our proportionate share of Remora's net income, inclusive of the gains recognized for asset sales during 2011.

(2)
Includes impairments during 2013 of $61.5 million to write down the carrying value of some of our wholly owned oil and gas-centered assets, partially offset by a gain related to our restructure of our future pipeline obligations.

(3)
Includes adjustments during 2012 to increase our pipeline contractual commitments by $128.1 million and other gains and losses related to the sale of our wholly owned oil and gas-centered assets.

(4)
Includes impairments during 2011 of $255.0 million to write down the carrying value of our wholly owned oil and gas-centered assets.

Rig Services

(5)
Includes $7.8 million and $7.9 million, respectively, of impairment (a Level 3 measurement) in 2012 and 2011 to our aircraft and logistics assets as a result of the continued downturn in the oil and gas industry in Canada.

(6)
Number is so large that it is not meaningful.

        Additional discussion of our policy pertaining to the calculations of our annual impairment tests, including any impairment of goodwill, is set forth in Critical Accounting Estimates below in this section and in Note 3—Summary of Significant Accounting Policies in Part II, Item 8.—Financial Statements and Supplementary Data. Additional information relating to discontinued operations is provided in Note 5—Assets Held for Sale and Discontinued Operations and our Schedule of Supplemental Information on Oil and Gas Exploration and Production Activities in Part II, Item 8.—Financial Statements and Supplementary Data. A further protraction of lower commodity prices or an inability to sell these assets in a timely manner could result in recognition of future impairment charges.

Liquidity and Capital Resources

  Cash Flows

        Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained increases or decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2013 and 2012 cash flows below.

        Operating Activities.    Net cash provided by operating activities totaled $1.4 billion during 2013, compared to net cash provided by operating activities of $1.6 billion during 2012. Net cash provided by operating activities ("operating cash flows") is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $1.4 billion and $1.6 billion in 2013 and 2012, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. Changes in working capital items provided $2.9 million and used $61.1 million, respectively, in cash flows during 2013 and 2012.

        Investing Activities.    Net cash used for investing activities totaled $815.5 million during 2013 compared to net cash used for investing activities of $1.2 billion in 2012. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During 2013 and 2012, we used cash for capital expenditures totaling $1.2 billion and $1.5 billion, respectively.

        In 2013, cash of $318.9 million was provided in proceeds from sales of our oil and gas assets and other non-core operations.

        In 2013, we used cash of $79.5 million to purchase KVS and $37.5 million to purchase NES. We also sold our trading equity securities and some of our available-for-sale debt and equity securities, providing $164.5 million in cash.

        In 2012, cash of $254.5 million was provided in proceeds from sales of our oil and gas assets and equity interests in unconsolidated oil and gas joint ventures.

        Financing Activities.    Net cash used for financing activities totaled $729.6 million during 2013. In 2013 we issued $329.8 million, net in commercial paper. Additionally, in 2013, we received proceeds of $694.3 million (net of financing costs) from the issuance of 2.35% senior notes and 5.10% senior notes and used these proceeds (plus proceeds from our commercial paper and cash on hand) to repurchase $785.4 million aggregate principal amount of our 9.25% senior notes due 2019 for $991.3 million. We also repaid borrowings under our revolving credit facility of $720.0 million during 2013. During 2013, we paid cash dividends of $47.2 million.

        Net cash used for financing activities totaled $254.1 million during 2012, including repayment of $282.4 million, representing principal and accrued interest, of our $275 million 5.375% senior notes. Of that amount $30 million, net, of the required cash came from our revolving credit facilities.

  Future Cash Requirements

        We expect capital expenditures over the next 12 months to approximate $1.6—$1.8 billion. Purchase commitments outstanding at December 31, 2013 totaled approximately $788 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months reflect a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling and offshore rigs and the amount of well-servicing equipment and technology assets that we own and operate. We expect to be able to reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it.

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

        The following table summarizes our contractual cash obligations as of December 31, 2013:

	Payments due by Period
	Total	< 1 Year	1 - 3 Years		3 - 5 Years		Thereafter
	(In thousands)
Contractual cash obligations:
Long-term debt:(1)
Principal	$3,914,451	$—	$350,000	(2)	$1,474,844	(3)	$2,089,607	(4)
Interest	1,149,950	184,858	369,763		323,247		272,082
Operating leases(5)	58,750	24,689	19,661		6,474		7,926
Purchase commitments(6)	787,821	766,537	21,284		—		—
Employment contracts(5)	24,341	6,984	12,217		4,840		300
Pension funding obligations	1,400	1,400	—		—		—
Transportation and processing contracts(5)(7)	171,150	44,365	44,807		28,024		53,954

        The table above excludes liabilities for unrecognized tax benefits totaling $68.2 million as of December 31, 2013 because we are unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the unrecognized tax benefits can be found in Note 14—Income Taxes in Part II, Item 8—Financial Statements and Supplementary Data.

(1)
See Note 13—Debt in part II, Item 8—Financial Statements and Supplementary Data.

(2)
Represents Nabors Delaware's aggregate 2.35% senior notes due September 2016.

(3)
Represents Nabors Delaware's aggregate 6.15% senior notes due February 2018, commercial paper and amounts drawn on our revolving credit facility which expires November 2017.

(4)
Represents Nabors Delaware's aggregate 9.25% senior notes due January 2019, 5.0% senior notes due September 2020, 4.625% senior notes due September 2021 and 5.10% senior notes due September 2023.

(5)
See Note 19—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data.

(6)
Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

(7)
We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing, as calculated on a monthly basis. See Notes 5—Assets Held for Sale and Discontinued Operations and 19—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data.

        During the three months ended December 31, 2013, our Board declared a cash dividend of $0.04 per common share to our shareholders. This quarterly cash dividend was paid on December 31, 2013 to shareholders of record on December 10, 2013. During the year ended December 31, 2013, we paid cash dividends totaling $47.2 million.

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

Financial Condition and Sources of Liquidity

        Our primary sources of liquidity are cash and investments, availability under our revolving credit facility, our commercial paper program, and cash generated from operations. As of December 31, 2013, we had cash and short-term investments of $507.1 million and working capital of $1.4 billion. As of December 31, 2012, we had cash and short-term investments of $778.2 million and working capital of $2.0 billion. At December 31, 2013, we had $1.0 billion of availability remaining under our $1.5 billion revolving credit facility and commercial paper program.

        In September 2013, Nabors Delaware completed a private placement of $700 million aggregate principal amount of senior notes, comprised of $350 million principal amount of 2.35% senior notes due 2016 and $350 million principal amount of 5.10% senior notes due 2023, which are unsecured and fully and unconditionally guaranteed by us. The notes are subject to registration rights. The indenture governing the notes includes covenants customary for transactions of this type that, subject to significant exceptions, limit our ability and that of our subsidiaries to incur certain liens or enter into sale and leaseback transactions. Nabors Delaware used the proceeds of these senior notes, borrowings under its commercial paper program and cash on hand to redeem $785.4 billion, including accrued and unpaid interest, of its 9.25% senior notes due 2019 for approximately $1.0 billion.

        During 2013, we sold Peak, one of our businesses in Alaska, for gross cash proceeds of $135.5 million. We also sold logistic assets from one of our Canadian subsidiaries for proceeds of $9.3 million. In addition, we sold some of our oil and gas assets to an unrelated party and received proceeds of $90 million.

        In 2013, we sold our trading equity securities and some of our available-for-sale debt and equity securities for $164.5 million. During 2013, Nabors established a commercial paper program, allowing for the issuance of up to $1.5 billion in commercial paper with a maturity of no more than 397 days. As of December 31, 2013, we had approximately $329.8 million of borrowings from commercial paper outstanding.

        We had 10 letter-of-credit facilities with various banks as of December 31, 2013. Availability under these facilities as of December 31, 2013 was as follows:

(In thousands)
Credit available	$523,204
Letters of credit outstanding, inclusive of financial and performance guarantees	321,818

Remaining availability	$201,386

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

        Our gross debt to capital ratio was 0.40:1 as of December 31, 2013 and 0.42:1 as of December 31, 2012, respectively. Our net debt to capital ratio was 0.36:1 as of December 31, 2013 and 0.38:1 as of December 31, 2012. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders' equity. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

        Our interest coverage ratio was 7.4:1 as of December 31, 2013 and 7.7:1 as of December 31, 2012. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues and earnings (losses) from unconsolidated affiliates, direct costs and general administrative expenses less earnings (losses) from the U.S. unconsolidated oil and gas joint venture divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

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

Off-Balance Sheet Arrangements (Including Guarantees)

        We are a party to some transactions, agreements or other contractual arrangements defined as "off-balance sheet arrangements" that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements involve agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees. Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote.

        The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2014	2015	2016	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$70,144	34	—	11,933	$82,111

Other Matters

        Our Investments in Unconsolidated Affiliates (Note 11 in Part II, Item 8.—Financial Statements and Supplementary Data) included our equity interest in Sabine through the third quarter of 2012. We disposed of our entire interest during the fourth quarter of 2012.

        We were recently informed by Sabine that it is restating its previously issued financial statements to correct errors identified with respect to the accounting for certain derivative financial transactions previously accounted for as cash flow hedges. These errors affect our historical earnings (losses) from unconsolidated affiliates and related income tax expense (benefit) recorded during certain periods in 2012 and earlier. These errors have no effect on our consolidated financial statements for 2013. They also have no effect on our balance sheet or shareholders' equity as of December 31, 2012 or subsequent periods, our income statement for the year ended December 31, 2013 or our cash flows from operating, investing or financing activities for any historical period.

        We assessed the materiality of these errors in accordance with the SEC's Staff Accounting Bulletin 99 and concluded that the previously issued annual financial statements were not materially misstated. However, the impact is material to the quarters ended March 31, 2012 and June 30, 2012. Accordingly, we have corrected these errors in the quarters and annual periods by revising our consolidated financial statements for the years 2012 and prior and restating the unaudited quarterly financial information (Note 22—Unaudited Quarterly Financial Information in Part II, Item 8.—Financial Statements and Supplementary Data) for quarters ended March 31, 2012 and June 30, 2012. In addition, as a result of revising our prior years' consolidated financial statements, we have also corrected certain other immaterial items that had been previously recorded during the period identified, to reflect such items in the proper period. The effect of the adjustments was to increase our net income for the years ended December 31, 2012 and 2011 by $0.8 million and $4.8 million, respectively. The effect of these adjustments for periods prior to January 1, 2011 have been reflected as revisions to retained earnings as of December 31, 2010 in our consolidated statements of changes in equity.

        The tables below present the financial statement line items impacted by the revisions to our consolidated financial statements for the years ended December 31, 2012 and 2011.

        The effect on our consolidated statements of income (loss) is as follows:

	Year Ended December 31,
	2012			2011
(In thousands, except per share amounts)	As Reported(1)	Adjustment	Revised	As Reported(1)	Adjustment	Revised
Earnings (losses) from unconsolidated affiliates	$(301,320)	$12,602	$(288,718)	$56,647	$28,801	$85,448
Total revenues and other income	6,604,868	12,602	6,617,470	6,090,066	28,801	6,118,867
Direct costs	4,368,702	(1,596)	4,367,106	3,736,910	1,596	3,738,506
Total costs and other deductions	6,342,106	(1,596)	6,340,510	5,602,018	1,596	5,603,614
Income (loss) from continuing operations before income taxes	262,762	14,198	276,960	488,048	27,205	515,253
Deferred income tax expense (benefit)	(115,413)	13,405	(102,008)	33,021	22,360	55,381
Income tax expense (benefit)	27,581	13,405	40,986	142,723	22,360	165,083
Income (loss) from continuing operations, net of tax	232,181	793	232,974	342,325	4,845	347,170
Net income (loss)	164,655	793	165,448	244,724	4,845	249,569
Net income (loss) attributable to Nabors	164,034	793	164,827	243,679	4,845	248,524
Earnings (losses) per share:(2)
Basic from continuing operations	$0.80	$—	$0.80	$1.19	$0.02	$1.21

Total Basic	$0.57	$—	$0.57	$0.85	$0.02	$0.87

Diluted from continuing operations	$0.79	$—	$0.79	$1.17	$0.02	$1.18

Total Diluted	$0.56	$—	$0.56	$0.83	$0.02	$0.85

(1)
Amounts reflect the retrospective of the results of Peak as discontinued operations in the third quarter of 2013. Refer to Note 5—Assets Held for Sale and Discontinued Operations in Part II, Item 8.—Financial Statements and Supplementary Data for additional information.

(2)
Earnings per share is computed independently for each of the columns presented. Therefore, the sum of the earnings per share may not equal the total revised.

        The effect on our consolidated statements of other comprehensive income (loss) is as follows:

	Year Ended December 31,
	2012			2011
(In thousands)	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Net income (loss) attributable to Nabors	$164,034	$793	$164,827	$243,679	$4,845	$248,524
Comprehensive income (loss) attributable to Nabors	274,365	793	275,158	222,891	4,845	227,736
Comprehensive income (loss)	275,297	793	276,090	223,751	4,845	228,596

        While these adjustments had no impact on our overall cash flows from operating, investing or financing activities for any period, the presentation of certain line items within our operating activities on our consolidated statements of cash flow were revised and are presented as follows:

	Year Ended December 31,
	2012			2011
(In thousands)	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Net income (loss) attributable to Nabors	$164,034	$793	$164,827	$243,679	$4,845	$248,524
Deferred income tax expense (benefit)	(145,147)	13,405	(131,742)	(34,739)	22,360	(12,379)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	312,319	(12,602)	299,717	(132,388)	(28,801)	(161,189)
Trade accounts payable and accrued liabilities	(223,199)	(1,596)	(224,795)	517,615	1,596	519,211

Net cash provided by operating activities	1,562,705	—	1,562,705	1,456,487	—	1,456,487

        The effect on our consolidated statements of changes in equity is as follows:

	Year Ended December 31,
	2011			2010
(In thousands)	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Retained earnings	3,956,364	(793)	3,955,571	3,707,881	(5,638)	3,702,243
Total equity	5,601,217	(793)	5,600,424	5,342,863	(5,638)	5,337,225

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

        For a summary of all of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies in Part II, Item 8.—Financial Statements and Supplementary Data.

        Financial Instruments.    Fair value is the price that would be received upon a sale of an asset or paid upon a transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we employ valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances utilizing a fair-value hierarchy based on the observability of those inputs. Under the fair-value hierarchy:

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

        Depreciation of Property, Plant and Equipment.    The drilling, workover and well-servicing and pressure pumping industries are very capital intensive. Property, plant and equipment represented 71.0% of our total assets as of December 31, 2013, and depreciation constituted 18.0% of our total costs and other deductions in 2013.

        Depreciation for our primary operating assets, drilling and workover rigs, is calculated based on the units-of-production method. For each day a rig is operating, we depreciate it over an approximate 4,927-day period, with the exception of our jackup rigs which are depreciated over an 8,030-day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30-year depreciable life is typically used, after provision for salvage value.

        Depreciation on our buildings, well-servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, aircraft equipment, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings—10 to 30 years; well-servicing rigs—3 to 15 years; marine transportation and supply vessels—10 to 25 years; aircraft equipment—5 to 20 years; oilfield hauling and mobile equipment and other machinery and equipment—3 to 10 years).

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

        There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2013, 2012 and 2011, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management's assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

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

        Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2013, 2012 and 2011, no significant changes have been made to the methodology utilized to determine future cash flows.

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

        Impairment of Goodwill and Intangible Assets.    We review goodwill and intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets exceed their fair value. During the second quarter of 2013, we assessed qualitative factors and determined it was necessary to perform the two-step annual goodwill impairment test for all of our reporting units within our operating segments. Our Drilling & Rig Services business line consists of U.S., Canada, International and Rig Services operating segments. Our Rig Services operating segment includes Canrig Drilling Technology Ltd. and Ryan Directional Services Inc. Our Completion & Production Services business line consists of Completion & Production Services operating segments. The impairment test involves comparing the estimated fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This second step compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. During 2013, we concluded that all our operating segments' fair values were substantially in excess of their carrying value.

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

        Income Taxes.    Deferred taxes represent a substantial liability for Nabors. For financial reporting purposes, management determines our current tax liability as well as those taxes incurred as a result of current operations yet deferred until future periods. In accordance with the liability method of accounting for income taxes as specified in the Income Taxes Topic of the ASC, the provision for income taxes is the sum of income taxes both currently payable and deferred. Currently payable taxes represent the liability related to our income tax return for the current year, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities reported on our consolidated balance sheets. The tax effects of unrealized gains and losses on investments and derivative financial instruments are recorded through accumulated other comprehensive income (loss) within equity. The changes in deferred tax assets or liabilities are determined based upon changes in differences between the basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured by the enacted tax rates that management estimates will be in effect when these differences reverse. Management must make certain assumptions regarding whether tax differences are permanent or temporary and must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management has considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These judgments and estimates are made for each tax jurisdiction where we operate as the calculation of deferred taxes is completed at that level. Under U.S. federal tax law, the amount and availability of loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests applicable to Nabors and our subsidiaries. The utilization of these carryforwards could be limited or effectively lost upon certain changes in ownership. Accordingly, although we believe substantial loss carryforwards are available to us, no assurance can be given concerning their realization or whether or not they will be available in the future. These loss carryforwards are also considered in our calculation of taxes for each jurisdiction in which we operate. Additionally, we record reserves for uncertain tax positions that are subject to a significant level of management judgment related to the ultimate resolution of those tax positions. Accordingly, management believes that the estimate related to the provision for income taxes is critical to our results of operations. See Part I, Item 1A.—Risk

Factors—We may have additional tax liabilities and Note 14—Income Taxes in Part II, Item 8.—Financial Statements and Supplementary Data for additional discussion.

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

        Our 2013 provision for income taxes from continuing operations was $55.2 million tax benefit, consisting of $39.8 million of current tax expense and $95.0 million of deferred tax benefit. Changes in management's estimates and assumptions regarding the tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences could potentially impact the provision for income taxes and could potentially change the effective tax rate. A 1% change in the effective tax rate from (51.9%) to (50.9%) would decrease the current year income tax benefit by approximately $1.1 million.

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

        Based on the risks discussed above, it is necessary for us to estimate the level of our liability related to insurance and record reserves for these amounts in our consolidated financial statements. Reserves related to self-insurance are based on the facts and circumstances specific to the claims and our past experience with similar claims. The actual outcome of self-insured claims could differ significantly from estimated amounts. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions for workers' compensation, employers' liability, general liability and automobile liability claims. These accruals are based on certain assumptions developed utilizing historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid.

        Because the determination of our liability for self-insured claims is subject to significant management judgment and in certain instances is based on actuarially estimated and calculated amounts, and because such liabilities could be material in nature, management believes that accounting estimates related to self-insurance reserves are critical.
        During 2013, 2012 and 2011, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2013 reserves were adjusted by 10%, total costs and other deductions would change by $18.2 million, or 0.3%.

        Fair Value of Assets Acquired and Liabilities Assumed.    We have completed a number of acquisitions in recent years as discussed in Note 8—Fair Value Measurements in Part II, Item 8.—Financial Statements and Supplementary Data. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed in the various business combinations using various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations or technology could substantially alter management's assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our consolidated statements of income (loss). As the determination of the fair value of assets acquired and liabilities assumed is subject to significant management judgment and a change in purchase price allocations could result in a material difference in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of assets acquired and liabilities assumed are critical.

        The determination of the fair value of assets and liabilities is based on the market for the assets and the settlement value of the liabilities. These estimates are made by management based on our experience with similar assets and liabilities. During 2013, 2012 and 2011, no significant changes were made to the methodology utilized to value assets acquired or liabilities assumed. Our estimates of the fair values of assets acquired and liabilities assumed have proved to be reliable in the past.

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

        At various times, we utilize local currency borrowings (foreign-currency-denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% decrease in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2013 would result in a $13.3 million decrease in the fair value of our net monetary assets denominated in currencies other than U.S. dollars.

        Credit Risk.    Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short-term and long-term investments are managed within established guidelines that limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management's expectations.

        Interest Rate, and Marketable and Non-marketable Security Price Risk.    Our financial instruments that are potentially sensitive to changes in interest rates include our 2.35%, 5.10%, 6.15%, 9.25%, 5.0% and 4.625% senior notes, our investments in debt securities (including corporate, asset-backed, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

        Fair Value of Financial Instruments.    The fair value of our fixed rate long-term debt, revolving credit facility, commercial paper and subsidiary preferred stock is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	December 31,
	2013			2012
	Effective Interest Rate	Carrying Value	Fair Value	Effective Interest Rate	Carrying Value	Fair Value
	(In thousands)
2.35% senior notes due September 2016	2.56%	$349,820	$354,694	6.42%	$—	$—
6.15% senior notes due February 2018	6.42%	969,928	1,097,480	6.42%	968,708	1,164,813
9.25% senior notes due January 2019	9.33%	339,607	428,733	9.33%	1,125,000	1,492,819
5.00% senior notes due September 2020	5.20%	697,947	731,955	5.20%	697,648	770,707
4.625% senior notes due September 2021	4.75%	698,148	709,793	4.75%	697,907	755,517
5.10% senior notes due September 2023	5.26%	348,765	349,731	0.00%	—	—
Subsidiary preferred stock	4.00%	69,188	69,000	4.00%	69,188	68,625
Revolving credit facilities	2.28%	170,000	170,000	2.17%	890,000	890,000
Commercial paper	0.45%	329,844	329,844	0.00%	—	—
Other	0.00%	10,243	10,243	0.00%	437	437

Total		$3,983,490	$4,251,473		$4,448,888	$5,142,918

        The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash, cash equivalents, short-term and long-term investments and other receivables are included in the table below:

	December 31,
	2013			2012
	Fair Value	Interest Rates	Weighted- Average Life (Years)	Fair Value	Interest Rates	Weighted- Average Life (Years)
	(In thousands, except rates)
Cash and cash equivalents	$389,915	0 - .25%	—	$524,922	0 - .22%	—
Short-term investments:
Trading equity securities	—	—	—	52,705	—	—
Available-for-sale equity securities	96,942	—	—	174,610	—	—
Available-for-sale debt securities:
Commercial paper and CDs	—	—	—	206	1.0%	0.6
Corporate debt securities	19,388	10.0 - 11.52%	6.2	23,399	10.0 - 14.0%	4.3
Mortgage-backed debt securities	210	2.39%	11.8	244	2.75%	0.7
Mortgage-CMO debt securities	20	2.41 - 2.58%	4.9	523	.32 - 4.09%	0.3
Asset-backed debt securities	658	0.67 - 4.81%	4.8	1,595	.71 - 4.81%	3.8
Total available-for-sale debt securities	20,276			25,967
Total available-for-sale securities	117,218			200,577
Total short-term investments	117,218			253,282
Long-term investments	3,236	N/A		4,269	N/A

Total cash, cash equivalents, short-term and long-term investments	$510,369			$782,473

        Our investments in debt securities listed in the above table and a portion of our long-term investments are sensitive to changes in interest rates. Additionally, our investment portfolio of debt and equity securities, which are carried at fair value, exposes us to price risk. A hypothetical 10% decrease in the market prices for all securities as of December 31, 2013 would decrease the fair value of our available-for-sale securities by $11.7 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nabors Industries Ltd.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), other comprehensive income (loss), changes in equity, and cash flows present fairly, in all material respects, the financial position of Nabors Industries Ltd. and its subsidiaries (the "Company") at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, TX
March 3, 2014

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash	$389,915	$524,922
Short-term investments	117,218	253,282
Assets held for sale	243,264	383,857
Accounts receivable, net	1,399,543	1,382,623
Inventory	209,793	251,133
Deferred income taxes	121,316	110,480
Other current assets	272,781	226,560

Total current assets	2,753,830	3,132,857
Long-term investments	3,236	4,269
Property, plant and equipment, net	8,597,813	8,712,088
Goodwill	512,964	472,326
Investment in unconsolidated affiliates	64,260	61,690
Other long-term assets	227,708	272,792

Total assets	$12,159,811	$12,656,022

LIABILITIES AND EQUITY
Current liabilities:
Current debt	$10,185	$364
Trade accounts payable	545,512	499,010
Accrued liabilities	697,093	599,380
Income taxes payable	58,634	33,628

Total current liabilities	1,311,424	1,132,382
Long-term debt	3,904,117	4,379,336
Other long-term liabilities	377,744	518,664
Deferred income taxes	516,161	599,335

Total liabilities	6,109,446	6,629,717
Commitments and contingencies (Note 19)
Subsidiary preferred stock (Note 16)	69,188	69,188
Equity:
Shareholders' equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 323,711 and 318,813, respectively	324	319
Capital in excess of par value	2,392,585	2,337,244
Accumulated other comprehensive income	307,592	431,595
Retained earnings	4,213,212	4,120,398
Less: treasury shares, at cost, 28,414 common shares	(944,627)	(944,627)

Total shareholders' equity	5,969,086	5,944,929
Noncontrolling interest	12,091	12,188

Total equity	5,981,177	5,957,117

Total liabilities and equity	$12,159,811	$12,656,022

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$6,152,015	$6,843,051	$6,013,480
Earnings (losses) from unconsolidated affiliates	39	(288,718)	85,448
Investment income (loss)	96,577	63,137	19,939

Total revenues and other income	6,248,631	6,617,470	6,118,867
Costs and other deductions:
Direct costs	3,981,828	4,367,106	3,738,506
General and administrative expenses	525,330	527,953	487,808
Depreciation and amortization	1,086,677	1,039,923	918,122
Interest expense	223,418	251,904	256,632
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	37,977	(136,636)	4,474
Impairments and other charges	287,241	290,260	198,072

Total costs and other deductions	6,142,471	6,340,510	5,603,614
Income (loss) from continuing operations before income taxes	106,160	276,960	515,253
Income tax expense (benefit):
Current	39,865	142,994	109,702
Deferred	(95,046)	(102,008)	55,381

Total income tax expense (benefit)	(55,181)	40,986	165,083
Subsidiary preferred stock dividend	3,000	3,000	3,000

Income (loss) from continuing operations, net of tax	158,341	232,974	347,170
Income (loss) from discontinued operations, net of tax	(11,179)	(67,526)	(97,601)

Net income (loss)	147,162	165,448	249,569
Less: Net (income) loss attributable to noncontrolling interest	(7,180)	(621)	(1,045)

Net income (loss) attributable to Nabors	$139,982	$164,827	$248,524

Earnings (losses) per share:
Basic from continuing operations	$0.51	$0.80	$1.21
Basic from discontinued operations	(0.04)	(0.23)	(0.34)

Total Basic	$0.47	$0.57	$0.87

Diluted from continuing operations	$0.51	$0.79	$1.18
Diluted from discontinued operations	(0.04)	(0.23)	(0.33)

Total Diluted	$0.47	$0.56	$0.85

Weighted-average number of common shares outstanding:
Basic	294,182	289,965	287,118
Diluted	296,592	292,323	292,484

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss) attributable to Nabors	$139,982	$164,827	$248,524
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(65,447)	21,073	(20,257)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	23,007	98,138	5,356
Less: reclassification adjustment for (gains)/losses included in net income (loss)	(88,158)	(13,405)	(3,036)

Unrealized gains/(losses) on marketable securities	(65,151)	84,733	2,320
Pension plan	5,916	(324)	(5,391)
Unrealized gains/(losses) on cash flow hedges	613	702	763

Other comprehensive income (loss), before tax	(124,069)	106,184	(22,565)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(66)	(4,147)	(1,777)

Other comprehensive income (loss), net of tax	(124,003)	110,331	(20,788)

Comprehensive income (loss) attributable to Nabors	15,979	275,158	227,736
Net income (loss) attributable to noncontrolling interest	7,180	621	1,045
Translation adjustment attributable to noncontrolling interest	(932)	311	(185)

Comprehensive income (loss) attributable to noncontrolling interest	6,248	932	860

Comprehensive income (loss)	$22,227	$276,090	$228,596

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss) attributable to Nabors	$139,982	$164,827	$248,524
Adjustments to net income (loss):
Depreciation and amortization	1,099,741	1,055,757	927,460
Depletion and other exploratory expenses	22,270	2,573	44,551
Deferred income tax expense (benefit)	(103,277)	(131,742)	(12,379)
Deferred financing costs amortization	4,255	4,294	5,107
Discount amortization on long-term debt	2,137	1,908	27,042
Impairments and other charges	53,905	311,541	460,971
Losses on debt extinguishment	211,981	—	—
Losses (gains) on long-lived assets, net	18,060	(51,585)	(51,945)
Losses (gains) on investments, net	(91,480)	(56,925)	(12,486)
Share-based compensation	53,255	18,312	21,244
Foreign currency transaction losses (gains), net	6,225	4,819	5,725
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	800	299,717	(161,189)
Other	(2,550)	1,862	(11,077)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(44,561)	200,537	(459,455)
Inventory	39,412	14,447	(114,896)
Other current assets	(6,943)	(42,743)	(24,820)
Other long-term assets	42,298	(38,468)	71,867
Trade accounts payable and accrued liabilities	113,550	(224,795)	519,211
Income taxes payable	(31,752)	(1,488)	999
Other long-term liabilities	(109,085)	29,857	(27,967)

Net cash provided by operating activities	1,418,223	1,562,705	1,456,487
Cash flows from investing activities:
Purchases of investments	—	(949)	(11,746)
Sales and maturities of investments	164,510	31,944	39,063
Proceeds from sale of unconsolidated affiliates	12,640	159,529	142,984
Cash paid for acquisition of businesses, net	(116,971)	—	(55,459)
Investment in unconsolidated affiliates	(5,967)	(1,325)	(112,262)
Capital expenditures	(1,178,205)	(1,518,628)	(2,042,617)
Proceeds from sales of assets and insurance claims	308,538	149,801	180,558
Other	(13)	—	—

Net cash used for investing activities	(815,468)	(1,179,628)	(1,859,479)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(4,421)	1,612	6,375
Proceeds from issuance of long-term debt	698,753	—	697,578
Debt issuance costs	(4,500)	(3,433)	(7,141)
Proceeds from revolving credit facilities	—	710,000	1,560,000
Proceeds from (payments for) issuance of common shares	5,383	(3,625)	11,605
Reduction in long-term debt	(994,181)	(276,258)	(1,404,281)
Dividends to shareholders	(47,168)	—	—
Proceeds from (payment for) commercial paper, net	329,844	—	—
Reduction in revolving credit facilities	(720,000)	(680,000)	(700,000)
Other	6,704	(2,423)	(891)

Net cash (used for) provided by financing activities	(729,586)	(254,127)	163,245
Effect of exchange rate changes on cash and cash equivalents	(8,176)	(2,603)	(3,380)

Net increase (decrease) in cash and cash equivalents	(135,007)	126,347	(243,127)
Cash and cash equivalents, beginning of period	524,922	398,575	641,702

Cash and cash equivalents, end of period	$389,915	$524,922	$398,575

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares
			Capital in Excess of Par Value	Accumulated Other Comprehensive Income
(In thousands)	Shares	Par Value			Retained Earnings	Treasury Shares	Non- controlling Interest	Total Equity
As of December 31, 2010	315,034	$315	$2,255,787	$342,052	$3,702,243	$(977,873)	$14,701	$5,337,225
Net income (loss)					248,524		1,045	249,569
Other comprehensive income (loss), net of tax				(20,788)			(185)	(20,973)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	1,116	1	11,604					11,605
Share-based compensation			21,244					21,244
Other	892	1	(892)		4,804		(2,159)	1,754

As of December 31, 2011	317,042	$317	$2,287,743	$321,264	$3,955,571	$(977,873)	$13,402	$5,600,424
Net income (loss)					164,827		621	165,448
Other comprehensive income (loss), net of tax				110,331			311	110,642
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	1,152	1	(3,626)					(3,625)
Capital contribution from forgiveness of liability, net of tax			62,734					62,734
Issuance of treasury shares, net of tax			(25,496)			33,246		7,750
Share-based compensation			18,312					18,312
Other	619	1	(2,423)				(2,146)	(4,568)

As of December 31, 2012	318,813	$319	$2,337,244	$431,595	$4,120,398	$(944,627)	$12,188	$5,957,117
Net income (loss)					139,982		7,180	147,162
Dividends to shareholders					(47,168)			(47,168)
Other comprehensive income (loss), net of tax				(124,003)			(932)	(124,935)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	577	1	5,382					5,383
Share-based compensation			53,255					53,255
Other	4,321	4	(3,296)				(6,345)	(9,637)

As of December 31, 2013	323,711	$324	$2,392,585	$307,592	$4,213,212	$(944,627)	$12,091	$5,981,177

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

        Nabors has grown from a land drilling business centered in the United States and Canada to a global business aimed at optimizing the entire well life cycle, with operations on land and offshore in most of the major oil and gas markets in the world. The majority of our business is conducted through two business lines:

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

As a global provider of services for land-based and offshore oil and natural gas wells, on land and offshore, Nabors' fleet of rigs and equipment includes:

  •
  485 actively marketed land drilling rigs for oil and gas land drilling operations in the United States, Canada and over 20 other countries throughout the world.

  •
  445 actively marketed rigs for land well-servicing and workover services in the United States and approximately 104 rigs for land well-servicing and workover services in Canada.

  •
  38 platform, 8 jackup and 4 barge rigs actively marketed in the United States and multiple international markets.

  •
  Approximately 800,000 hydraulic horsepower for hydraulic fracturing, cementing, nitrogen and acid pressure pumping services in key basins throughout the United States and Canada.

In addition:

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 Revision of Prior Period Financial Statements

        Our Investments in Unconsolidated Affiliates (Note 11) included our equity interest in NFR Energy LLC, now known as Sabine Oil & Gas LLC ("Sabine") through the third quarter of 2012. We disposed of our entire interest during the fourth quarter of 2012.

        We were recently informed by Sabine that it is restating its previously issued financial statements to correct errors identified with respect to the accounting for certain derivative financial transactions previously accounted for as cash flow hedges. These errors affect our historical earnings (losses) from unconsolidated affiliates and related income tax expense (benefit) recorded during certain periods in 2012 and earlier. These errors have no effect on our consolidated financial statements for 2013. They also have no effect on our balance sheet or shareholders' equity as of December 31, 2012 or subsequent periods, our income statement for the year ended December 31, 2013 or our cash flows from operating, investing or financing activities for any historical period.

        We assessed the materiality of these errors in accordance with the SEC's Staff Accounting Bulletin 99 and concluded that the previously issued annual financial statements were not materially misstated. However, the impact is material to the quarters ended March 31, 2012 and June 30, 2012. Accordingly, we have corrected these errors in the quarters and annual periods by revising our consolidated financial statements for the years 2012 and prior and restating the unaudited quarterly financial information (Note 22) for quarters ended March 31, 2012 and June 30, 2012. In addition, as a result of revising our prior years' consolidated financial statements, we have also corrected certain other immaterial items that had been previously recorded during the period identified, to reflect such items in the proper period. The effect of the adjustments was to increase our net income for the years ended December 31, 2012 and 2011 by $0.8 million and $4.8 million, respectively. The effect of these adjustments for periods prior to January 1, 2011 have been reflected as revisions to retained earnings as of December 31, 2010 in our consolidated statements of changes in equity.

        The tables below present the financial statement line items impacted by the revisions to our consolidated financial statements for the years ended December 31, 2012 and 2011.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 Revision of Prior Period Financial Statements (Continued)

        The effect on our consolidated statements of income (loss) is as follows:

	Year Ended December 31,
	2012			2011
(In thousands, except per share amounts)	As Reported(1)	Adjustment	Revised	As Reported(1)	Adjustment	Revised
Earnings (losses) from unconsolidated affiliates	$(301,320)	$12,602	$(288,718)	$56,647	$28,801	$85,448
Total revenues and other income	6,604,868	12,602	6,617,470	6,090,066	28,801	6,118,867
Direct costs	4,368,702	(1,596)	4,367,106	3,736,910	1,596	3,738,506
Total costs and other deductions	6,342,106	(1,596)	6,340,510	5,602,018	1,596	5,603,614
Income (loss) from continuing operations before income taxes	262,762	14,198	276,960	488,048	27,205	515,253
Deferred income tax expense (benefit)	(115,413)	13,405	(102,008)	33,021	22,360	55,381
Income tax expense (benefit)	27,581	13,405	40,986	142,723	22,360	165,083
Income (loss) from continuing operations, net of tax	232,181	793	232,974	342,325	4,845	347,170
Net income (loss)	164,655	793	165,448	244,724	4,845	249,569
Net income (loss) attributable to Nabors	164,034	793	164,827	243,679	4,845	248,524
Earnings (losses) per share:(2)
Basic from continuing operations	$0.80	$—	$0.80	$1.19	$0.02	$1.21

Total Basic	$0.57	$—	$0.57	$0.85	$0.02	$0.87

Diluted from continuing operations	$0.79	$—	$0.79	$1.17	$0.02	$1.18

Total Diluted	$0.56	$—	$0.56	$0.83	$0.02	$0.85

(1)
Amounts reflect the retrospective reclassification of the results of Peak as discontinued operations. Refer to Note 5—Assets Held for Sale and Discontinued Operations for additional information.

(2)
Earnings per share is computed independently for each of the columns presented. Therefore, the sum of the earnings per share may not equal the total revised.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2 Revision of Prior Period Financial Statements (Continued)

        The effect on our consolidated statements of other comprehensive income (loss) is as follows:

	Year Ended December 31,
	2012			2011
(In thousands)	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Net income (loss) attributable to Nabors	$164,034	$793	$164,827	$243,679	$4,845	$248,524
Comprehensive income (loss) attributable to Nabors	274,365	793	275,158	222,891	4,845	227,736
Comprehensive income (loss)	275,297	793	276,090	223,751	4,845	228,596

        While these adjustments had no impact on our overall cash flows from operating, investing or financing activities for any period, the presentation of certain line items within our operating activities in our consolidated statements of cash flow was revised and is as follows:

	Year Ended December 31,
	2012			2011
(In thousands)	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Net income (loss) attributable to Nabors	$164,034	$793	$164,827	$243,679	$4,845	$248,524
Deferred income tax expense (benefit)	(145,147)	13,405	(131,742)	(34,739)	22,360	(12,379)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	312,319	(12,602)	299,717	(132,388)	(28,801)	(161,189)
Trade accounts payable and accrued liabilities	(223,199)	(1,596)	(224,795)	517,615	1,596	519,211

Net cash provided by operating activities	1,562,705	—	1,562,705	1,456,487	—	1,456,487

        The effect on our consolidated statements of changes in equity is as follows:

	Year Ended December 31,
	2011			2010
(In thousands)	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
Retained earnings	$3,956,364	$(793)	$3,955,571	$3,707,881	$(5,638)	$3,702,243
Total equity	5,601,217	(793)	5,600,424	5,342,863	(5,638)	5,337,225

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Summary of Significant Accounting Policies

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

Investments

Short-term investments

        Short-term investments consist of equity securities, corporate debt securities, mortgage-backed debt securities and asset-backed debt securities. Securities classified as available-for-sale are stated at fair value. Unrealized holding gains and temporary losses for available-for-sale securities are excluded from earnings and, until realized, are presented in the statement of other comprehensive income (loss). Unrealized holding losses are included in earnings during the period for which the loss is determined to be other-than-temporary.

        In computing realized gains and losses on the sale of equity securities, the specific-identification method is used. In accordance with this method, the cost of the equity securities sold is determined using the specific cost of the security when originally purchased.

Long-term investments and other receivables

        We have investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages). These investments are non-marketable and do not have published fair values. The fair value of these investments approximates their carrying value and totaled $3.2 million and $4.3 million as of December 31, 2013 and 2012, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Summary of Significant Accounting Policies (Continued)

Inventory

        Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	December 31,
	2013	2012
	(In thousands)
Raw materials	$128,606	$148,822
Work-in-progress	26,762	45,733
Finished goods	54,425	56,578

	$209,793	$251,133

Property, Plant and Equipment

        Property, plant and equipment, including renewals and betterments, are stated at cost, while maintenance and repairs are expensed currently. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets. We provide for the depreciation of our drilling and workover rigs using the units-of-production method. For each day a rig is operating, we depreciate it over an approximate 4,927-day period, with the exception of our jackup rigs which are depreciated over an 8,030-day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30-year depreciable life is used, after provision for salvage value.

        Depreciation on our buildings, well-servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings—10 to 30 years; well-servicing rigs—3 to 15 years; marine transportation and supply vessels—10 to 25 years; oilfield hauling and mobile equipment and other machinery and equipment—3 to 10 years). Amortization of capitalized leases is included in depreciation and amortization expense. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective property, plant and equipment accounts and any gains or losses are included in our income statement.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Summary of Significant Accounting Policies (Continued)

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

Goodwill

        We initially assess goodwill for impairment based on qualitative factors to determine whether to perform the two-step annual goodwill impairment test, a Level 3 fair value measurement. After qualitative assessment, step one of the impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step is required to measure the goodwill impairment loss. The second step compares the implied fair value of the reporting unit's goodwill to its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess.

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

        Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in our stock price, declines in oil and natural gas prices, a variance in results of operations from forecasts, and additional transactions in the oil and gas industry. Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compared the sum of our reporting units' estimated fair value, which included the estimated fair value of non-operating assets and liabilities, less debt, to our market capitalization and assessed the reasonableness of our estimated fair value. Any of the above-mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Summary of Significant Accounting Policies (Continued)

        The change in the carrying amount of goodwill for our business lines for the years ended December 31, 2012 and 2013 was as follows:

	Balance at December 31, 2011	Acquisitions and Purchase Price Adjustments	Disposals and Impairments		Cumulative Translation Adjustment	Balance at December 31, 2012
	(In thousands)
Drilling & Rig Services:
U.S.	$57,445	$—	$(7,296	)(1)	$—	$50,149
International	18,983	—	(18,983	)(1)	—	—
Rig Services	34,766	—	(3,035	)(2)	382	32,113

Subtotal Drilling & Rig Services	111,194	—	(29,314)		382	82,262
Completion & Production Services
Completion	334,992	—	—		—	334,992
Production	55,072	—	—		—	55,072

Subtotal Completion & Production
Services	390,064	—	—		—	390,064

Total	$501,258	$—	$(29,314)		$382	$472,326

	Balance at December 31, 2012	Acquisitions and Purchase Price Adjustments		Disposals and Impairments		Cumulative Translation Adjustment	Balance at December 31, 2013
	(In thousands)
Drilling & Rig Services:
U.S.	$50,149	$—		$—		$—	$50,149
Rig Services	32,113	15,828	(3)	(9,631	)(4)	(1,049)	37,261

Subtotal Drilling & Rig Services	82,262	15,828		(9,631)		(1,049)	87,410
Completion & Production Services
Completion	334,992			—		—	334,992
Production	55,072	35,490	(5)	—		—	90,562

Subtotal Completion & Production
Services	390,064	35,490		—		—	425,554

Total	$472,326	$51,318		$(9,631)		$(1,049)	$512,964

(1)
Represents the impairment of goodwill associated with our operations in our U.S. and International drilling operating segments. As of December 31, 2012, our International operating segment had no recorded goodwill.

(2)
Represents the removal of goodwill in connection with our sale of a subsidiary that provided trucking and logistics services.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Summary of Significant Accounting Policies (Continued)

(3)
Represents the goodwill recorded in connection with our acquisition of NES. See Note 6—Acquisitions for additional discussion.

(4)
Represents the removal of goodwill in connection with our sale of Peak and the logistic assets from one of our Canada subsidiaries.

(5)
Represents the goodwill recorded in connection with our acquisition of KVS. See Note 6—Acquisitions for additional discussion.

        Goodwill for the consolidated company, totaling approximately $76.7 million, is expected to be deductible for tax purposes.

Litigation and Insurance Reserves

        We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions. See Note 19—Commitments and Contingencies regarding self-insurance accruals. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can reasonably be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Summary of Significant Accounting Policies (Continued)

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 Summary of Significant Accounting Policies (Continued)

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

Note 4 Impairments and Other Charges

        The components of impairments and other charges is provided below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Loss on tendered notes	$208,197	$—	$—
Provision for retirement of assets	14,044	138,666	98,072
Impairment of long-lived assets	20,000	50,355	—
Termination of employment contract	45,000	—	100,000
Intangible asset impairment	—	74,960	—
Goodwill impairment	—	26,279	—

Total	$287,241	$290,260	$198,072

Loss on tendered notes

        During 2013, we recognized a loss related to the extinguishment of debt in connection with the tender offer on our 9.25% senior notes. See Note 13—Debt for additional discussion. In 2013, we completed a cash tender offer for these notes and repurchased $785.4 million aggregate principal amount. We paid the holders an aggregate of approximately $1.0 billion in cash, reflecting principal and accrued and unpaid interest and recognized a loss as part of the debt extinguishment.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Impairments and Other Charges (Continued)

Provision for retirement of long-lived assets

        During 2013, we recorded a provision for retirement of long-lived assets in multiple operating segments totaling $14.0 million, which reduced the carrying value of some assets to their salvage value. The retirements related to assets in Saudi Arabia and included obsolete top-drives, nonworking trucks, generators, engines and other miscellaneous equipment. The retirements in our Canada operations included functionally inoperable rigs and other drilling equipment. In our Completion & Production operations, the retirements related to rigs and vehicles that would require significant repair to return to work and other non-core assets.

        During 2012, we recorded a provision for retirement of long-lived assets in multiple operating segments, including $37.1 million in U.S., $33.7 million in Canada, $16.5 million in International and $2.0 million in Rig Services, all from our Drilling & Rig Services business line. The retirements in this business line included mechanical rigs, a jackup rig and other assets that have become inoperable or functionally obsolete and that we do not believe could be returned to service without significant costs to refurbish.

        Additionally in 2012, we recorded similar provisions for retirement of long-lived assets of $49.4 million in our Completion & Production Services business line. During 2012, we streamlined our operations and consolidated our Completion & Production Services into this business line, and retired some non-core assets. As we continue to streamline our lines of business, there could be future retirement or impairment charges, which could have a potential impact on our future operating results.

        During 2011, we recorded a provision for retirement of long-lived assets totaling $98.1 million in multiple operating segments. This related to the decommissioning and retirement of one jackup rig, 116 land rigs, and a number of rigs and trucks. Our U.S., International and Production Services operations recorded $63.2 million, $26.1 million and $8.9 million, respectively. These assets were deemed to be functionally or economically non-competitive for today's market and are being dismantled for parts and scrap.

        A continued period of lower oil and natural gas prices and their potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

Impairments of long-lived assets

        During 2013, we recognized an impairment of $20.0 million to our fleet of coil-tubing units in our Completion & Production Services business line. Intense competition and oversupply of equipment has led to lower utilization and margins for this product line. When these factors were considered as part of our annual impairment tests on long-lived assets, the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets. The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues and direct costs, capital expenditures and working capital requirements. We believe the fair value estimated for purposes of these tests represents a Level 3 fair value measurement. In 2013, we suspended our coil-tubing operations in the United States. A prolonged period of slow economic recovery could continue to adversely affect the demand for and

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Impairments and Other Charges (Continued)

prices of our services, which could result in future impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

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

Provision for termination of employment contract

        During 2013, we recognized a one-time stock grant valued at $27.0 million, which vested immediately, and $18.0 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 19—Commitments and Contingencies for additional discussion.

        During 2011, we recorded a provision for a contingent liability that existed on December 31, 2011 related to the change of our Chief Executive Officer that occurred in October 2011. This charge resulted from a potential termination payment to our former Chief Executive Officer, Eugene Isenberg, under the terms of his employment contract. Subsequent to December 31, 2011, Mr. Isenberg elected to forego triggering that payment and as a result, we did not owe or make the termination payment. During 2012, we made charitable contributions to benefit the needs of our employees and other community-based causes. We contributed one million Nabors' common shares previously held by an affiliate to the Nabors Charitable Foundation, a 501(c)(3) organization, in support of this objective. We consider our former Chief Executive Officer to be a significant shareholder of the Company and, therefore, recorded these transactions as equity. During 2012, we recorded the release of the contingent liability, net of tax, through capital in excess of par as a forgiveness of liability from a beneficial owner. We recorded the donation of the treasury shares at their weighted-average cost, net of tax, through capital in excess of par.

Intangible asset impairment

        During 2012, we recorded an impairment of the Superior trade name totaling $75.0 million. The Superior trade name was initially classified as a ten-year intangible asset at the date of acquisition in September 2010. The impairment is a result of the decision to cease using the Superior trade name to reduce confusion in the marketplace and enhance the Nabors brand.

        There were no intangible asset impairments in 2013 or 2011.

Goodwill impairments

        During 2012, we recognized the impairment of goodwill associated with our operations in the U.S. and International drilling operations. The impairments were deemed necessary due to the prolonged uncertainty of utilization of some of our rigs as a result of changes in our customers' plans for future drilling operations in the Gulf of Mexico as well as our international markets. A prolonged period of lower natural gas prices or changes in laws and regulations could continue to adversely affect the demand for and prices of our services, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our estimate of future operating results.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 Impairments and Other Charges (Continued)

        There were no goodwill impairments in 2013 or 2011.

Note 5 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

        Assets held for sale included the following:

	December 31,
	2013	2012
	(In thousands)
Oil and Gas	$239,936	$377,625
Rig Services	3,328	6,232

	$243,264	$383,857

Oil and Gas Properties

        The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value. Also, we have deferred tax assets of approximately $15.0 million, which are included in long-term deferred income taxes in our consolidated balance sheet, associated with our oil and gas operations in Canada.

        We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. In December 2013, we entered into agreements to restructure these contracts, assigning a portion of the obligation to third parties and reducing our future payment commitments. At December 31, 2013, our undiscounted contractual commitments for these contracts approximated $171.2 million, and we had liabilities of $113.6 million, $64.4 million of which were classified as current and are included in accrued liabilities.

        At December 31, 2012, we had liabilities of $206 million, $69 million of which were classified as current and included in accrued liabilities. The amounts at December 31, 2013, and 2012 represented our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term

Discontinued Operations

        The operating results from the assets discussed above for all periods presented are retroactively presented and accounted for as discontinued operations in the accompanying audited consolidated statements of income (loss) and the respective accompanying notes to the consolidated financial

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Assets Held for Sale and Discontinued Operations (Continued)

statements. Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except percentages)
Operating revenues
Oil and Gas	$25,327	$27,363	$125,654 (1)
Rig Services	$127,154	$172,335	$76,584
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	(17,371)	(3,958)	18,880
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	24,087 (2)	106,096 (3)	208,455 (4)
Less: Income tax expense (benefit)	(14,062)	(44,021)	(98,181)

Income (loss) from Oil and Gas discontinued operations, net of tax	(27,396)	(66,033)	(91,394)

Income (loss) from Rig Services discontinued operations:
Income (loss) from discontinued operations	17,680	9,846	458
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	(4,368) (5)	9,087 (6)	8,800 (6)
Less: Income tax expense (benefit)	5,831	2,252	(2,135)

Income (loss) from Rig Services discontinued operations, net of tax	16,217	(1,493)	(6,207)

Oil and Gas

(1)
Includes approximately $83 million of equity in earnings during 2011 for our proportionate share of Remora's net income, inclusive of the gains recognized for asset sales during 2011.

(2)
Includes impairments during 2013 of $61.5 million to write down the carrying value of some of our wholly owned oil and gas-centered assets, partially offset by a gain related to our restructure of our future pipeline obligations.

(3)
Includes adjustments during 2012 to increase our pipeline contractual commitments by $128.1 million and other gains and losses related to the sale of our wholly owned oil and gas-centered assets.

(4)
Includes impairments during 2011 of $255.0 million to write down the carrying value of our wholly owned oil and gas-centered assets.

        In 2013, we sold some of our wholly owned oil and gas assets and received proceeds of $90.0 million.

        In 2012, we sold our remaining wholly owned oil and gas business in Colombia and sold additional wholly owned assets in the United States. In December 2012, we sold our 49.7% ownership interest in the U.S. unconsolidated oil and gas joint venture, to the remaining equity owners. During 2012, we received cumulative gross cash proceeds of $254.5 million from sales of oil and gas assets.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Assets Held for Sale and Discontinued Operations (Continued)

        In 2011, we sold some of our wholly owned oil and gas assets in Colombia and the United States. Additionally in 2011, Remora, a former unconsolidated oil and gas joint venture, completed sales of its oil and gas assets in Colombia. During 2011, we received gross cash proceeds of $303.8 million from sales of oil and gas assets.

Rig Services

(5)
Represents the gains recognized from our sale of our logistics services and construction services. In April 2013, we sold the assets of one of our former Canadian subsidiaries that provided logistics services for proceeds of $9.3 million. In October 2013, we sold Peak, one of our businesses in Alaska, for which we received cash proceeds of $135.5 million.

(6)
Includes $7.8 million and $7.9 million, respectively, of impairment (a Level 3 measurement) in 2012 and 2011 to our aircraft and logistics assets as a result of the continued downturn in the oil and gas industry in Canada.

        Additional discussion of our policy pertaining to the calculations of our annual impairment tests, including any impairment to goodwill, is set forth in Note 2—Summary of Significant Accounting Policies. A further protraction of lower commodity prices or an inability to sell these assets in a timely manner could result in recognition of future impairment charges.

        The revised consolidated statements of income in Note 2—Revisions of Prior Period Financial Statements were updated to retroactively reclassify the results of Peak as discontinued operations. The table below sets forth a reconciliation between such presentation and the consolidated statements of income (loss) as they were previously filed for the years ended December 31, 2012 and 2011. In addition, the consolidated statements of income (loss) for the quarters ended March 31, 2013 and

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Assets Held for Sale and Discontinued Operations (Continued)

June 30, 2013 are presented within. There was no effect to our consolidated statements of other comprehensive income or cash flows for such periods.

	Year Ended
	December 31, 2012			December 31, 2011
(In thousands, except per share amounts)	As Previously Filed	Discontinued Operations(1)	As Reported(2)	As Previously Filed	Discontinued Operations(1)	As Reported(2)
Revenues and other income:
Operating Revenues	$6,989,573	$(146,522)	$6,843,051	$6,060,351	$(46,871)	$6,013,480
Earnings from affiliates	(301,320)	—	(301,320)	56,647	0	56,647
Investment income	63,137	—	63,137	19,940	(1)	19,939

Total revenues and other income	6,751,390	(146,522)	6,604,868	6,136,938	(46,872)	6,090,066
Costs and other deductions:
Direct Costs	4,483,320	(114,618)	4,368,702	3,775,964	(39,054)	3,736,910
General and administrative expenses	532,568	(4,615)	527,953	489,892	(2,084)	487,808
Depreciation and amortization	1,055,517	(15,594)	1,039,923	924,094	(5,972)	918,122
Interest Expense	251,552	352	251,904	256,633	(1)	256,632
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	(136,510)	(126)	(136,636)	4,514	(40)	4,474
Impairments and other charges	290,260	—	290,260	198,072	—	198,072

Total costs and other deductions	6,476,707	(134,601)	6,342,106	5,649,169	(47,151)	5,602,018

Income before income taxes	274,683	(11,921)	262,762	487,769	279	488,048
Income tax expense:
Current	142,994	—	142,994	109,702	—	109,702
Deferred	(110,366)	(5,047)	(115,413)	32,903	118	33,021

Total income tax expense	32,628	(5,047)	27,581	142,605	118	142,723
Subsidiary preferred stock dividend	3,000	—	3,000	3,000	—	3,000

Income (loss) from continuing operations, net of tax	239,055	(6,874)	232,181	342,164	161	342,325
Income from discontinued operations, net of tax	(74,400)	6,874	(67,526)	(97,440)	(161)	(97,601)

Net income (loss)	164,655	—	164,655	244,724	—	244,724
Less: Net (income) loss attributable to noncontrolling interest	(621)	—	(621)	(1,045)	—	(1,045)

Net income (loss) attributable to Nabors	$164,034	$—	$164,034	$243,679	$—	$243,679

Earnings per share:(3)
Basic from continuing operations	$0.82	$(0.02)	$0.80	$1.19	$—	$1.19
Basic from discontinued operations	(0.25)	0.02	(0.23)	(0.34)	—	(0.34)

Total Basic	$0.57	$—	$0.57	$0.85	$—	$0.85

Diluted from continuing operations	$0.82	$(0.02)	$0.79	$1.17	$—	$1.17
Diluted from discontinued operations	(0.26)	0.02	(0.23)	(0.34)	—	(0.34)

Total Diluted	$0.56	$—	$0.56	$0.83	$—	$0.83

(1)
Amounts represents the operating results from Peak, as discussed above.

(2)
Amounts reflect discontinued operations presentation for Peak prior to adjustments required as a result of our revisions to our consolidated statements of income (loss) for the years ended December 31, 2012 and 2011.

(3)
Earnings per share is computed independently for each of the columns presented. Therefore, the sum of the earnings per share may not equal the total revised.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Assets Held for Sale and Discontinued Operations (Continued)

	Quarter Ended
	March 31, 2012			June 30, 2012
(In thousands, except per share amounts)	As Previously Filed	Discontinued Operations(1)	As Reported(2)	As Previously Filed	Discontinued Operations(1)	As Reported(2)
Revenues and other income:
Operating Revenues	$1,890,426	$(45,738)	$1,844,688	$1,737,114	$(39,210)	$1,697,904
Earnings from affiliates	(68,669)	—	(68,669)	(134,317)	—	(134,317)
Investment income	20,252	—	20,252	5,368	—	5,368

Total revenues and other income	1,842,009	(45,738)	1,796,271	1,608,165	(39,210)	1,568,955
Costs and other deductions:
Direct Costs	1,184,816	(30,703)	1,154,113	1,123,256	(30,881)	1,092,375
General and administrative expenses	136,346	(878)	135,468	133,612	(1,227)	132,385
Depreciation and amortization	247,621	(4,074)	243,547	261,016	(3,759)	257,257
Interest Expense	62,654	11	62,665	63,459	168	63,627
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	(1,840)	(5)	(1,845)	13,414	(8)	13,406
Impairments and other charges	—	—	—	147,503	—	147,503

Total costs and other deductions	1,629,597	(35,649)	1,593,948	1,742,260	(35,707)	1,706,553

Income before income taxes	212,412	(10,089)	202,323	(134,095)	(3,503)	(137,598)
Income tax expense:
Current	26,006	—	26,006	34,698	—	34,698
Deferred	43,038	(4,271)	38,767	(70,890)	(1,483)	(72,373)

Total income tax expense	69,044	(4,271)	64,773	(36,192)	(1,483)	(37,675)
Subsidiary preferred stock dividend	750	—	750	750	—	750

Income (loss) from continuing operations, net of tax	142,618	(5,818)	136,800	(98,653)	(2,020)	(100,673)
Income from discontinued operations, net of tax	(8,795)	5,818	(2,977)	24,690	2,020	26,710

Net income (loss)	133,823	—	133,823	(73,963)	—	(73,963)
Less: Net (income) loss attributable to noncontrolling interest	267	—	267	1,174	—	1,174

Net income (loss) attributable to Nabors	$134,090	$—	$134,090	$(72,789)	$—	$(72,789)

Earnings per share:(3)
Basic from continuing operations	$0.50	$(0.02)	$0.48	$(0.34)	$—	$(0.34)
Basic from discontinued operations	(0.04)	0.02	(0.02)	0.09	—	0.09

Total Basic	$0.46	$—	$0.46	$(0.25)	$—	$(0.25)

Diluted from continuing operations	$0.49	$(0.02)	$0.47	$(0.34)	$—	$(0.34)
Diluted from discontinued operations	(0.03)	0.02	(0.01)	0.09	—	0.09

Total Diluted	$0.46	$—	$0.46	$(0.25)	$—	$(0.25)

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 Assets Held for Sale and Discontinued Operations (Continued)

	Six Months Ended
	June 30, 2012
(In thousands, except per share amounts)	As Previously Filed	Discontinued Operations(1)	As Reported(2)
Revenues and other income:
Operating Revenues	$3,627,540	(84,948)	$3,542,592
Earnings from affiliates	(202,986)	—	(202,986)
Investment income	25,620	—	25,620

Total revenues and other income	3,450,174	(84,948)	3,365,226
Costs and other deductions:
Direct Costs	2,308,072	(61,584)	2,246,488
General and administrative expenses	269,958	(2,105)	267,853
Depreciation and amortization	508,637	(7,833)	500,804
Interest Expense	126,113	179	126,292
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	11,574	(13)	11,561
Impairments and other charges	147,503	—	147,503

Total costs and other deductions	3,371,857	(71,356)	3,300,501

Income before income taxes	78,317	(13,592)	64,725
Income tax expense:
Current	60,704	—	60,704
Deferred	(27,852)	(5,754)	(33,606)

Total income tax expense	32,852	(5,754)	27,098
Subsidiary preferred stock dividend	1,500	—	1,500

Income (loss) from continuing operations, net of tax	43,965	(7,838)	36,127
Income from discontinued operations, net of tax	15,895	7,838	23,733

Net income (loss)	59,860	—	59,860
Less: Net (income) loss attributable to noncontrolling interest	1,441	—	1,441

Net income (loss) attributable to Nabors	$61,301	$—	$61,301

Earnings per share:(3)
Basic from continuing operations	$0.16	$(0.03)	$0.13
Basic from discontinued operations	0.05	0.03	0.08

Total Basic	$0.21	$—	$0.21

Diluted from continuing operations	$0.16	$(0.03)	$0.13
Diluted from discontinued operations	0.05	0.03	0.08

Total Diluted	$0.21	$—	$0.21

(1)
Amounts represents the operating results from Peak, as discussed above.

(2)
Amounts reflect discontinued operations presentation for Peak prior to adjustments required as a result of our revisions to our consolidated statements of income (loss) for the quarters ended March 31, 2012 and June 30, 2012 and the six months ended June 30, 2012.

(3)
Earnings per share is computed independently for each of the columns presented. Therefore, the sum of the earnings per share may not equal the total revised

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6 Acquisitions

2013 Acquisitions

        In January 2013, we purchased the business of NES for a total cash price of approximately $37.5 million. NES operates primarily in Texas, Louisiana and North Dakota as a provider of drift-while drilling and measure-while-drilling services and technology. Their business was focused on directional drilling by oil and gas exploration and development companies. This acquisition expands our technology and development capability for drilling and measurement tools and services, and is included in our Rig Services operating segment. The purchase price was allocated to the net tangible and intangible assets acquired based on their fair value. The excess of the purchase price over the fair values of the assets acquired was recorded as goodwill in the amount of $15.8 million.

        In October 2013, we purchased for total consideration of $149.0 million, $66.8 million of which is payable in three equal annual installments through 2016. KVS provided various logistics and support services operating in the oilfield and well-servicing industry. Services are provided by tractor trucks, bobtail trucks, winch trucks, other truck types, trailers, container bins, eyewash stations, various types of tanks, shop equipment and other related support equipment. This acquisition expands our truck fleet, vacuum truck services, and tank and related equipment services, and is included in our Production Services operating segment.

2011 Acquisitions

        In 2011, we paid $65 million in cash to acquire the remaining 50 percent equity interest of Peak, making it a wholly owned subsidiary on this date. Peak provided construction and rig moving services in icy conditions as well as light and heavy-duty moving, hauling and maintenance services. Previously, we held a 50 percent equity interest with a carrying value of $38.1 million that we had accounted for as an equity method investment. In 2013, we sold Peak. See Note 4—Assets Held For Sale and Discontinued Operations.

Note 7 Cash and Cash Equivalents and Short-term Investments

        Our cash and cash equivalents and short-term investments consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$389,915	$524,922
Short-term investments:
Trading equity securities	—	52,705
Available-for-sale equity securities	96,942	174,610
Available-for-sale debt securities	20,276	25,967

Total short-term investments	$117,218	$253,282

        We sold our trading equity securities during the first quarter of 2013.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Cash and Cash Equivalents and Short-term Investments (Continued)

        Certain information related to our cash and cash equivalents and short-term investments follows:

	December 31,
	Fair Value	2013 Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	2012 Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$389,915	$—	$—	$524,922	$—	$—
Short-term investments:
Trading equity securities	—	—	—	52,705	46,981	—
Available-for-sale equity securities	96,942	68,395	—	174,610	137,282	(1,030)
Available-for-sale debt securities:
Commercial paper and CDs	—	—	—	206	—	—
Corporate debt securities	19,388	4,122	—	23,399	1,870	—
Mortgage-backed debt securities	210	11	—	244	15	—
Mortgage-CMO debt securities	20	—	(2)	523	10	(3)
Asset-backed debt securities	658	2	(54)	1,595	28	(192)

Total available-for-sale debt securities	20,276	4,135	(56)	25,967	1,923	(195)

Total available-for-sale securities	117,218	72,530	(56)	200,577	139,205	(1,225)

Total short-term investments	117,218	72,530	(56)	253,282	186,186	(1,225)

Total cash, cash equivalents and short-term investments	$507,133	$72,530	$(56)	$778,204	$186,186	$(1,225)

        Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of December 31, 2013
	Less Than 12 Months		More Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Available-for-sale equity securities	$—	$—	$—	$—
Available-for-sale debt securities:(1)
Mortgage-CMO debt securities	—	—	20	2
Asset-backed debt securities	395	54	—	—

Total available-for-sale debt securities	395	54	20	2

Total	$395	$54	$20	$2

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 Cash and Cash Equivalents and Short-term Investments (Continued)

        The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at December 31, 2013, classified by time to contractual maturity, are shown below. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated Fair Value December 31, 2013
(In thousands)
Debt securities:
Due in one year or less	$—
Due after one year through five years	15,600
Due in more than five years	4,676

Total debt securities	$20,276

        Certain information regarding our debt and equity securities is presented below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Available-for-sale
Proceeds from sales and maturities	$107,586	$24,010	$12,672
Realized gains (losses), net	$88,158	$13,405	$3,036

Note 8 Fair Value Measurements

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Fair Value Measurements (Continued)

        The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2013. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During 2013, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities from energy industry	$96,080	$862	$—	$96,942
Available-for-sale debt securities:
Corporate debt securities	—	19,388	—	19,388
Mortgage-backed debt securities	—	210	—	210
Mortgage-CMO debt securities	—	20	—	20
Asset-backed debt securities	658	—	—	658

Total short-term investments	$96,738	$20,480	$—	$117,218

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

Fair Value of Financial Instruments

        The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our long-term debt, revolving credit facility, commercial paper and subsidiary preferred stock is

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 Fair Value Measurements (Continued)

estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	December 31,
	2013			2012
	Effective Interest Rate	Carrying Value	Fair Value	Effective Interest Rate	Carrying Value	Fair Value
	(In thousands)
2.35% senior notes due September 2016	2.56%	$349,820	$354,694	6.42%	$—	$—
6.15% senior notes due February 2018	6.42%	969,928	1,097,480	6.42%	968,708	1,164,813
9.25% senior notes due January 2019	9.33%	339,607	428,733	9.33%	1,125,000	1,492,819
5.00% senior notes due September 2020	5.20%	697,947	731,955	5.20%	697,648	770,707
4.625% senior notes due September 2021	4.75%	698,148	709,793	4.75%	697,907	755,517
5.10% senior notes due September 2023	5.26%	348,765	349,731	0.00%	—	—
Subsidiary preferred stock	4.00%	69,188	69,000	4.00%	69,188	68,625
Revolving credit facilities	2.28%	170,000	170,000	2.17%	890,000	890,000
Commercial paper	0.45%	329,844	329,844	0.00%	—	—
Other	0.00%	10,243	10,243	0.00%	437	437

Total		$3,983,490	$4,251,473		$4,448,888	$5,142,918

        The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

        As of December 31, 2013, our short-term investments were carried at fair market value and included $117.2 million in securities classified as available-for-sale. As of December 31, 2012, our short-term investments were carried at fair market value and included $200.6 million and $52.7 million in securities classified as available-for-sale and trading, respectively.

Note 9 Share-Based Compensation

        Total share-based compensation expense, which includes both stock options and restricted stock, totaled $53.3 million, $18.3 million and $21.2 million for 2013, 2012 and 2011, respectively. Compensation expense related to awards of restricted stock totaled $51.1 million, $14.1 million and $13.4 million for 2013, 2012 and 2011, respectively, and is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments. See Note 23—Segment Information.

        Our restricted stock share-based awards also includes two types of performance share awards: the first, based on our performance measured against pre-determined performance metrics and the second

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 Share-Based Compensation (Continued)

based on market conditions measured against a predetermined peer group. The performance period for the awards granted in 2013 commenced on January 1, 2013 and ended December 31, 2013.

Stock Option Plans

        As of December 31, 2013, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives, options granted may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 7.8 million and 14.3 million Nabors common shares remained available for grant as of December 31, 2013 and 2012, respectively. Of the common shares available for grant as of December 31, 2013, approximately 6.8 million of these shares are also available for issuance in the form of restricted shares.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model which uses assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on implied volatilities from traded options on Nabors' common shares, historical volatility of Nabors' common shares, and other factors. We use historical data to estimate the expected term of the options and employee terminations within the option-pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding.

        We also consider an estimated forfeiture rate for these option awards, and we recognize compensation cost only for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years. The forfeiture rate is based on historical experience. Estimated forfeitures have been adjusted to reflect actual forfeitures during 2013.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 Share-Based Compensation (Continued)

        Stock option transactions under our various stock-based employee compensation plans are presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except exercise price)
Options outstanding as of December 31, 2012	22,464	$20.53
Granted	63	16.06
Exercised	(577)	9.34
Surrendered(1)	—	9.18
Forfeited	(3,564)	19.36

Options outstanding as of December 31, 2013	18,386	$21.10	3.22 years	$51,136

Options exercisable as of December 31, 2013	17,837	$21.10	3.06 years	$50,818

(1)
Represents unexercised vested stock options that were surrendered by employees, to satisfy the option exercise price and related income taxes. See related discussion at Note 15—Common Shares.

        Of the options outstanding, 17.8 million, 20.8 million and 24.9 million were exercisable at weighted-average exercise prices of $21.10, $20.99 and $19.83, as of December 31, 2013, 2012 and 2011, respectively.

        During 2013, 2012 and 2011, respectively, we awarded options vesting over periods up to four years to purchase 63,368, 658,061 and 930,753 of our common shares to our employees, executive officers and directors.

        The fair value of stock options granted during 2013, 2012 and 2011 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Weighted average fair value of options granted	$6.05	$9.40	$6.24
Weighted average risk free interest rate	0.79%	0.63%	0.65%
Dividend yield	0.84%	0%	0%
Volatility(1)	51.01%	55.74%	51.09%
Expected life	4.0 years	4.0 years	4.0 years

(1)
Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors' common shares, historical volatility of Nabors' common shares and other factors.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 Share-Based Compensation (Continued)

        A summary of our unvested stock options as of December 31, 2013, and the changes during the year then ended is presented below:

Unvested Stock Options	Outstanding	Weighted-Average Grant-Date Fair Value
	(In thousands, except fair value)
Unvested as of December 31, 2012	1,626	$5.62
Granted	63	6.05
Vested	(1,075)	3.97
Forfeited	(65)	5.47

Unvested as of December 31, 2013	549	$8.88

        The total intrinsic value of options exercised during 2013, 2012 and 2011 was $4.1 million, $23.7 million and $18.3 million, respectively. The total fair value of options that vested during the years ended December 31, 2013, 2012 and 2011 was $4.3 million, $7.9 million and $5.2 million, respectively.

        As of December 31, 2013, there was $3.8 million of total future compensation cost related to unvested options that are expected to vest. That cost is expected to be recognized over a weighted-average period of approximately one year.

Restricted Stock

        Our stock plans allow grants of restricted stock. Restricted stock is issued on the grant date, but cannot be sold or transferred. Restricted stock vests in varying periodic installments ranging up to five years.

        A summary of our restricted stock as of December 31, 2013, and the changes during the year then ended, is presented below:

Restricted stock	Outstanding	Weighted-Average Grant-Date Fair Value
	(In thousands, except fair value)
Unvested as of December 31, 2012	1,781	$23.42
Granted	4,493	16.43
Vested	(2,262)	18.48
Forfeited	(248)	20.07

Unvested as of December 31, 2013	3,764	$18.26

        During 2013 and 2012, we awarded 4,493,443 and 944,015 shares of restricted stock, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $73.8 million and $19.5 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted stock that vested during 2013, 2012 and 2011 was $37.5 million, $9.7 million and $21.4 million, respectively.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9 Share-Based Compensation (Continued)

        As of December 31, 2013, there was $48.8 million of total future compensation cost related to unvested restricted stock awards that are expected to vest. That cost is expected to be recognized over a weighted-average period of approximately one year.

Restricted Stock Based on Performance Conditions

        During the first quarter of 2014, we granted 362,311 restricted stock performance-based awards for fiscal year 2013 to some of our executives. These awards vest over a period up to three years. The performance awards granted are based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the number of performance goals achieved. Our performance shares based on performance conditions are liability-classified awards, of which our accrued liabilities included $1.8 million at December 31, 2013. The fair value of these awards was estimated at each reporting period during 2013, based on internal metrics and marked to market at December 31, 2013.

Restricted Stock Based on Market Conditions

        During 2013, we began granting restricted stock awards based on market conditions to some of our executives. We granted 353,933 such awards with an aggregate fair value of $3.7 million. These shares were granted based on the comparative performance of our Total Shareholder Return ("TSR") relative to a peer group over a three-year period.

        The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions during 2013:

Risk free interest rate	0.41%
Expected volatility	46.00%
Closing stock price	$16.53
Expected term (in years)	2.82

        The following table sets forth information regarding outstanding restricted stock based on market conditions as of December 31, 2013:

Market based restricted stock	Outstanding	Weighted-Average Grant-Date Fair Value
	(In thousands, except fair value)
Outstanding as of December 31, 2012	—	$—
Granted	354	10.42
Vested	—	—
Forfeited	—	—

Outstanding as of December 31, 2013	354	$10.42

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 Property, Plant and Equipment

        The major components of our property, plant and equipment are as follows:

	December 31,
	2013	2012
	(In thousands)
Land	$63,733	$49,965
Buildings	163,962	154,878
Drilling, workover and well-servicing rigs, and related equipment	12,818,136	12,364,021
Marine transportation and supply vessels	14,062	14,054
Oilfield hauling and mobile equipment	1,322,798	1,313,339
Other machinery and equipment	168,465	176,468
Construction-in-process(1)	693,475	363,537

	$15,244,631	$14,436,262
Less: accumulated depreciation and amortization	(6,646,818)	(5,724,174)

	$8,597,813	$8,712,088

(1)
Relates primarily to amounts capitalized for new or substantially new drilling, workover and well-servicing rigs that were under construction and had not yet been placed in service as of December 31, 2013 or 2012.

        Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $510.8 million, $563.5 million and $586.4 million during 2013, 2012 and 2011, respectively.

        Interest costs of $13.0 million, $19.4 million and $24.0 million were capitalized during 2013, 2012 and 2011, respectively.

Note 11 Investments in Unconsolidated Affiliates

        Our principal investment in unconsolidated affiliates accounted for using the equity method include drilling and workover operations located in Saudi Arabia (51% ownership). This unconsolidated affiliate is integral to our operations. See Note 18—Related-Party Transactions for additional information. During 2011 and 2012, we sold our equity interests in unconsolidated oil and gas joint ventures.

        Combined condensed financial data for investments in unconsolidated affiliates, including assets classified as held for sale, are summarized as follows:

	December 31,
	2013	2012
	(In thousands)
Current assets	$442,703	$174,977
Long-term assets	$138,222	$161,207
Current liabilities	$440,585	$194,504
Long-term liabilities	$4,169	$3,389

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11 Investments in Unconsolidated Affiliates (Continued)

	Year Ended December 31,
	2013	2012	2011
		Revised	Revised
	(In thousands)
Gross revenues	$562,101	$657,362	$760,257
Gross margin	$46,446	$107,035	$205,502
Net income (loss)	$1,088	$(624,172)	$327,760
Nabors' earnings (losses) from unconsolidated affiliates(1)(2)	$39	$(288,718)	$85,448

(1)
Nabors' earnings (losses) from unconsolidated affiliates included in discontinued operations, net of tax was $76.5 million for the year ended December 31, 2011.

(2)
As more fully described in Note 2, our earnings (losses) from affiliates was revised by $12.6 million and $28.8 million, respectively, for the years ended December 31, 2012 and 2011.

Note 12 Financial Instruments and Risk Concentration

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

Credit Risk

        Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short-term and long-term investments are managed within established guidelines that limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. Management considers this credit risk to be limited due

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12 Financial Instruments and Risk Concentration (Continued)

to the financial resources of these companies. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management's expectations.

Interest Rate and Marketable and Non-marketable Security Price Risk

        Our financial instruments that are potentially sensitive to changes in interest rates include our 2.35%, 5.10%, 6.15%, 9.25%, 5.0% and 4.625% senior notes, our investments in debt securities (including corporate, asset-backed, mortgage-backed debt and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Note 13 Debt

        Debt consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
2.35% senior notes due September 2016	$349,820	$—
6.15% senior notes due February 2018	969,928	968,708
9.25% senior notes due January 2019	339,607	1,125,000
5.00% senior notes due September 2020	697,947	697,648
4.625% senior notes due September 2021	698,148	697,907
5.10% senior notes due September 2023	348,765	—
Revolving credit facilities	170,000	890,000
Commercial paper	329,844	—
Other	10,243	437

	$3,914,302	$4,379,700
Less: current portion	10,185	364

	$3,904,117	$4,379,336

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 Debt (Continued)

        As of December 31, 2013, the maturities of our primary debt for each of the five years after 2013 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2014	$—
2015	—
2016	350,000	(1)
2017	499,844	(2)
2018	975,000	(3)
Thereafter	2,089,607	(4)

	$3,914,451

(1)
Represents our 2.35% senior notes due September 2016.

(2)
Represents amounts drawn on our revolving credit facility and commercial paper, which expires November 2017

(3)
Represents our 6.15% senior notes due February 2018

(4)
Represents our 9.25% senior notes due January 2019, 5.0% senior notes due September 2020, 4.625% senior notes due September 2021 and 5.10% senior notes due September 2023

2.35% and 5.10% Senior Notes Due September 2016 and September 2023

        In September 2013, Nabors Delaware completed a private placement of $700 million aggregate principal amount of senior notes, comprised of $350 million aggregate principal amount of 2.35% senior notes due 2016 and $350 million aggregate principal amount of 5.10% senior notes due 2023. The notes are unsecured and fully and unconditionally guaranteed by us. The notes are subject to registration rights. The notes were sold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A and to certain investors outside of the United States under Regulation S under the Securities Act. The notes pay interest semiannually on March 15 and September 15, beginning on March 15, 2014. The 2.35% senior notes will mature on September 15, 2016, and the 5.10% senior notes will mature on September 15, 2023.

        The notes rank equal in right of payment to all of Nabors Delaware's existing and future senior unsubordinated debt. The notes rank senior in right of payment to all of our existing and future senior subordinated and subordinated debt. Our guarantee of the notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The indenture includes covenants customary for transactions of this type that, subject to significant exceptions, limit our subsidiaries' ability to, among other things, incur certain liens or enter into sale and leaseback transactions. In the event of a Change of Control Trigger Event, as defined in the indenture, with respect to a series of the notes, the holders of that series of notes may require Nabors Delaware to purchase all or a portion of each senior note in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at the redemption prices specified in the indenture, plus

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 Debt (Continued)

accrued and unpaid interest. Nabors Delaware used the proceeds from the issuance of the notes, together with cash on hand to redeem a portion of its 9.25% senior notes due 2019.

6.15% Senior Notes Due February 2018

        In February 2008, Nabors Delaware completed a private placement of $575 million aggregate principal amount of 6.15% senior notes due 2018 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. On July 22, 2008, Nabors Delaware completed an additional private placement under the same indenture of $400 million aggregate principal amount of 6.15% senior notes due 2018, also with registration rights and fully and unconditionally guaranteed by us. These new notes are subject to the same rates, terms and conditions and together will be treated as a single class of debt securities under the indenture (together $975 million 6.15% senior notes due 2018). The issue of notes was resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain investors outside of the United States pursuant to Regulation S under the Securities Act. The notes bear interest at a rate of 6.15% per year, payable semi-annually on February 15 and August 15 and will mature on February 15, 2018.

        The notes are unsecured and are effectively junior in right of payment to any of Nabors Delaware's future secured debt. The senior notes rank equally with any of Nabors Delaware's other existing and future unsubordinated debt and are senior in right of payment to any of Nabors Delaware's future senior subordinated debt. Our guarantee of the senior notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the notes.

9.25% Senior Notes Due January 2019

        In September 2013, Nabors Delaware commenced a cash tender offer for any and all of its outstanding 9.25% senior notes due 2019, which expired on September 11, 2013. On September 12, 2013, Nabors Delaware accepted for repurchase all of the notes that were validly tendered and not validly withdrawn prior to the expiration of the tender offer, totaling $785.4 million aggregate principal amount of the notes (including $14 million held by a consolidated affiliate) in principal amount. Nabors Delaware paid the holders an aggregate of approximately $1.0 billion in cash, reflecting principal, accrued and unpaid interest and a premium of $211.9 million (including related fees), from the proceeds of the 2.35% senior notes due 2016 and 5.10% senior notes due 2023 issued in September 2013, discussed above, borrowings under its commercial paper program and cash on hand. Following the repurchase, $339.6 million aggregate principal amount of the 9.25% senior notes remains outstanding. The 9.25% senior notes due 2019 have similar rankings, covenants and change of control provisions as Nabors Delaware's other series of senior notes. The premium represents the loss on the debt extinguishment and is included in the impairments and other charges line of our consolidated statement of income (loss) for the year ended December 31, 2013.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 Debt (Continued)

5.0% Senior Notes Due September 2020

        In September 2010, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 5.0% senior notes due 2020, which are unsecured and fully and unconditionally guaranteed by us. The notes are subject to registration rights. The notes were resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors outside of the United States under Regulation S. The notes pay interest semi-annually on March 15 and September 15 and will mature on September 15, 2020.

        The notes rank equal in right of payment to all of Nabors Delaware's existing and future unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware's existing and future senior subordinated and subordinated indebtedness. Our guarantee of the notes is unsecured and an unsubordinated obligation and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. Nabors Delaware used a portion of the proceeds to repay the borrowing under a revolving credit facility incurred to fund our acquisition in September 2010.

4.625% Senior Notes Due September 2021

        In August 2011, Nabors Delaware completed a private placement of $700 million aggregate principal amount of 4.625% senior notes due 2021, which are unsecured and fully and unconditionally guaranteed by us. The notes have registration rights. The notes were resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors outside of the United States under Regulation S. The notes pay interest semi-annually on March 15 and September 15 and will mature on September 15, 2021.

        The notes rank equal in right of payment to all of Nabors Delaware's existing and future unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware's existing and future senior subordinated and subordinated indebtedness. Our guarantee of the notes is unsecured and an unsubordinated obligation and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. Nabors Delaware used a portion of the proceeds to pay back borrowings on our revolving credit facilities and for other general corporate purposes.

5.375% Senior Notes Due August 2012

        In August 2012, we paid $282.4 million to holders of Nabors Delaware's 5.375% senior notes representing principal of $275.0 million and accrued interest of $7.4 million. We used cash on hand and $270 million from revolving credit facilities to pay this obligation.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13 Debt (Continued)

Senior Exchangeable Notes

        In May 2011, the remaining $1.4 billion aggregate principal amount of our 0.94% senior exchangeable notes matured, and we redeemed them with $1.2 billion of borrowings under our revolving credit facilities and available cash.

Commercial Paper Program

        In April 2013, Nabors Delaware established a commercial paper program. This program allows for the issuance from time to time of up to an aggregate amount of $1.5 billion in commercial paper with a maturity of no more than 397 days. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in November 2017, more than one year from now. As of December 31, 2013, we had approximately $329.8 million of commercial paper outstanding; we used the proceeds to reduce borrowings under our revolving credit facility and redeem debt. The weighted average interest rate on borrowings at December 31, 2013 was 0.446%.

Revolving Credit Facility

        At December 31, 2013, we had $1.3 billion of remaining availability under our $1.5 billion revolving credit facility. The weighted average interest rate on borrowings at December 31, 2013 was 1.49%. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at December 31, 2013. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Short-Term Borrowings

        We had 10 letter-of-credit facilities with various banks as of December 31, 2013. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31, 2013
(In thousands)
Credit available	$523,204
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	321,818

Remaining availability	$201,386

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Income Taxes

        The change in our unrecognized tax benefits during 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013		2012	2011
	(In thousands)
Balance as of January 1	$83,950		$68,848	$81,174
Additions based on tax positions related to the current year	145		922	1,850
Additions for tax positions of prior years	3,360		16,372 (2)	11,748
Reductions for tax positions for prior years	(30,320	)(1)	(1,174)	(11,082)
Settlements	(9,583)		(1,018)	(14,842)

Balance as of December 31	$47,552		$83,950	$68,848

(1)
Includes $21.6 million related to settlements in Mexico, Canada and Algeria and $8.7 million due to the expiration of statutes.

(2)
Includes an unrecognized tax benefit of $10.4 million related to a Mexico audit assessment.

        The balance also represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. As of December 31, 2013, 2012 and 2011, we had approximately $20.6 million, $42.8 million and $28.2 million, respectively, of interest and penalties related to our total gross unrecognized tax benefits. During 2013, 2012 and 2011 we accrued and recognized estimated interest related to unrecognized tax benefits and penalties of approximately $5.2 million, $2.7 million and $4.6 million, respectively. We recognize interest and penalties related to income tax matters in the income tax expense (benefit) line item in our consolidated statements of income (loss).

        We are subject to income taxes in the United States and numerous other jurisdictions. A number of our United States and non-United States income tax returns from 1998 through 2012 are currently under audit examination. We anticipate that several of these audits could be finalized within the next 12 months. It is possible that the benefit relating to our unrecognized tax positions could significantly increase or decrease within the next 12 months. However, based on the current status of examinations, and the protocol for finalizing audits with the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the future impact of the amount of changes, if any, to recorded uncertain tax positions at December 31, 2013.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Income Taxes (Continued)

        Income (loss) from continuing operations before income taxes was comprised of the following:

	Year Ended December 31,
	2013	2012	2011
		Revised	Revised
	(In thousands)
United States and Other Jurisdictions
United States	$(84,032)	$193,125	$205,754
Other jurisdictions	190,192	83,835	309,499

Income (loss) before income taxes from continuing operations	$106,160	$276,960	$515,253

        Income taxes have been provided based upon the tax laws and rates in the countries where we operate. We are a Bermuda exempted company. Bermuda does not impose corporate income taxes. Our U.S. subsidiaries are subject to a U.S. federal tax rate of 35%.

        Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2013	2012	2011
		Revised	Revised
	(In thousands)
Current:
U.S. federal	$(16,934)	$25,802	$27,649
Outside the U.S.	50,866	82,950	43,732
State	5,933	34,242	38,321

	$39,865	$142,994	$109,702

Deferred:
U.S. federal	$(71,251)	$(79,193)	$51,739
Outside the U.S.	(10,288)	(9,484)	16,692
State	(13,507)	(13,331)	(13,050)

	$(95,046)	$(102,008)	$55,381

Income tax expense (benefit)	$(55,181)	$40,986	$165,083

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Income Taxes (Continued)

        Nabors is not subject to tax in Bermuda. A reconciliation of the differences between taxes on income (loss) before income taxes computed at the appropriate statutory rate and our reported provision for income taxes follows:

	Year Ended December 31,
	2013	2012	2011
		Revised	Revised
	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes on U.S. and other international earnings (losses) at greater than the Bermuda rate	(33,277)	(39,830)	122,292
Increase (decrease) in valuation allowance	25,592	33,730	4,785
Effect of change in tax rate	—	—	(258)
Tax reserves and interest	(39,921)	26,176	12,993
State income taxes	(7,575)	20,910	25,271

Income tax expense (benefit)	$(55,181)	$40,986	$165,083

Effective tax rate	(52.0)%	14.8%	32.0%

        The changes in our effective tax rate from 2012 to 2013 and from 2011 to 2012 resulted mainly from the proportion of income generated in the United States versus other countries where we operate and settlements of tax disputes. Included in tax reserves and interest for 2013 is $10.2 million of additional interest expense for uncertain tax positions related to prior years which also impacted our effective tax rate for 2013 as compared to 2012. The Company determined these amounts were not material to any of the periods presented. In general, the effective tax rate reflects the proportion of income generated in the United States versus other countries where we operate. Income generated in the United States is generally taxed at a higher rate than other jurisdictions.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Income Taxes (Continued)

        The significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,658,084	$1,826,597
Equity compensation	32,219	29,337
Deferred revenue	35,689	33,523
Tax credit and other attribute carryforwards	109,294	110,563
Insurance loss reserves	4,645	10,873
Accrued interest	224,959	55,143
Other	162,678	49,556

Subtotal	2,227,568	2,115,592
Valuation allowance	(1,547,441)	(1,520,852)

Deferred tax assets:	$680,127	$594,740
Deferred tax liabilities:
Depreciation and amortization for tax in excess of book expense	$967,689	$945,888
Variable interest investments	85,979	144,020
Other	17,890	—

Deferred tax liability	$1,071,558	$1,089,908

Net deferred assets (liabilities)	$(391,431)	$(495,168)

Balance Sheet Summary:
Net current deferred asset	$121,316	$110,480
Net noncurrent deferred asset(1)	6,491	4,408
Net current deferred liability(2)	(3,075)	(10,721)
Net noncurrent deferred liability	(516,161)	(599,335)

Net deferred asset (liability)	$(391,429)	$(495,168)

(1)
This amount is included in other long-term assets.

(2)
This amount is included in accrued liabilities.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Income Taxes (Continued)

        For U.S. federal income tax purposes, we have net operating loss ("NOL") carryforwards of approximately $213.0 million that, if not utilized, will expire between 2018 and 2033. The NOL carryforwards for alternative minimum tax purposes are approximately $132.0 million. Additionally, we have NOL carryforwards in other jurisdictions of approximately $5.4 billion of which $492.0 million that, if not utilized, will expire at various times from 2014 to 2033. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. We have recorded a deferred tax asset of approximately $1.44 billion as of December 31, 2013 relating to NOL carryforwards that have an indefinite life in several non-U.S. jurisdictions. A valuation allowance of approximately $1.43 billion has been recognized because we believe it is more likely than not that substantially all of the deferred tax asset will not be realized.

        The NOL carryforwards by year of expiration:

	Total	U.S. Federal	Non-U.S.
	(In thousands)
Year Ended December 31,
2014	$14,538	$—	$14,538
2015	12,052	—	12,052
2016	37,089	—	37,089
2017	46,234	—	46,234
2018	55,688	999	54,689
2019	27,418	17,722	9,696
2020	17,065	—	17,065
2021	24,020	—	24,020
2022	475	—	475
2023	5,673	—	5,673
2030	28,173	—	28,173
2031	259,630	189,444	70,186
2032	82,328	—	82,328
2033	94,533	4,778	89,755

Subtotal: expiring NOLs	$704,916	$212,943	$491,973
Non-expiring NOLs	4,924,153	—	4,924,153

Total	$5,629,069	$212,943	$5,416,126

        In addition, for state income tax purposes, we have net operating loss carryforwards of approximately $304.0 million that, if not utilized, will expire at various times from 2014 to 2033.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 Income Taxes (Continued)

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

Note 15 Common Shares

        Our authorized share capital consists of 800 million common shares, par value $.001 per share, and 25 million preferred shares, par value $.001 per share. Common shares issued were 323,710,583 and 318,813,500 at $.001 par value as of December 31, 2013 and 2012, respectively. No preferred shares have been issued. The preferred stock is issuable in one or more classes or series, full, limited or no voting rights, designations, preferences, special rights, qualifications, limitations and restrictions as may be determined by Nabors Industries Ltd.'s board.

        From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been purchased during 2013, 2012 and 2011.

        During 2012 and 2011, our outstanding shares increased by 807,142 and 82,138 shares, respectively, pursuant to a share settlement of stock options exercised by employees. As part of these transactions, these individuals surrendered unexercised vested stock options to the Company with a value of approximately $79.6 million and $7.6 million, respectively, to satisfy the option exercise price and related income taxes for 2012 and 2011. During 2013, our outstanding shares increased slightly by 1,284 shares pursuant to share settlements. These transactions also included surrendered unexercised vested stock options of a nominal value.

        In 2013, 2012 and 2011, the Compensation Committee of our Board of Directors granted restricted stock awards to some of our executive officers, other key employees, and independent directors. We awarded 4,847,376, 944,015 and 1,096,379 restricted shares at an average market price of $16.28, $20.69 and $27.32 to these individuals for 2013, 2012 and 2011, respectively. See Note 8—Share-Based Compensation for a summary of our restricted stock and option awards as of December 31, 2013.

        During 2013, 2012 and 2011 our employees exercised vested options to acquire 0.6 million, 1.1 million and 1.1 million of our common shares, respectively. During 2013, 2012 and 2011, we received $5.4 million, $17.4 million and $11.6 million, respectively, relating to exercised vested options. During 2012, we paid $21 million to repurchase surrendered unexercised vested options to satisfy related tax withholdings pursuant to stock option share settlements and exercises by employees.

        In 2013, our Board of Directors declared cash dividends of $0.04 per outstanding common share, which were paid in March, June, September and December an aggregated $47.2 million.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15 Common Shares (Continued)

Shareholder Rights Plan

        On July 16, 2012, the Board of Directors declared the issuance of one preferred share purchase right (a "Right") for each Common Share issued and outstanding on July 27, 2012 (the "Record Date") to the shareholders of record on that date. The Rights are not exercisable until the Distribution Date, as defined below. On July 15, 2013, the Rights expiration was extended to July 16, 2016 (the "Final Expiration Date"); the Final Expiration Date may be extended or the Rights earlier redeemed by the Company.

        Each Right entitles the registered holder to purchase from the Company one one-thousandth of a Series A Junior Participating Preferred Share, par value US$0.001 per share (the "Preferred Shares"), of the Company, at a price of $80.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment.

        Until the Distribution Date, the Rights will be evidenced, with respect to any Common Share certificates issued and outstanding as of the Record Date, by such Common Share certificate together with a copy of a summary of rights. The Distribution Date is defined as the earlier to occur of:

  (i)
  10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership (including derivative positions) of 10% or more of the issued and outstanding Common Shares (or, in the event an exchange is effected in accordance with Section 24 of the Rights Agreement and the Board of Directors determines that a later date is advisable, then such later date that is not more than 20 days after such public announcement); or

  (ii)
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

Note 16 Subsidiary Preferred Stock

        NCPS, a wholly owned subsidiary, had 75,000 shares of Series A Preferred Stock ("preferred stock"), $0.01 par value per share, outstanding at December 31, 2013. There are 10,000,000 shares authorized. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by its board; the board may also fix the number of shares constituting each series and increase or decrease the number of shares of any series.

        The preferred stock is perpetual and ranks senior to the subsidiary's common stock with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16 Subsidiary Preferred Stock (Continued)

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

        As of December 31, 2013, dividends on outstanding shares of preferred stock had been declared and paid in full with respect to each quarter since its issuance.

Liquidation Preference

        Holders of preferred stock are entitled to receive, in the event that NCPS is liquidated, dissolved or wound up, whether voluntarily or involuntarily, $1,000 per share (the "Liquidation Value") plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution (the "Liquidation Preference"), and no more. Until the holders of preferred stock have been paid the Liquidation Preference in full, NCPS may not make any payment to any holder of stock that ranks junior to the preferred stock upon liquidation, dissolution or winding up. As of December 31, 2013, the preferred stock had a total Liquidation Preference of $75.0 million.

Redemption

        The preferred stock is redeemable, in whole or in part, and at NCPS's option, at any time on or after November 18, 2013, for a redemption price of 101% of the Liquidation Value, plus all accrued dividends. The redemption price is payable in cash.

        As a result of the acquisition in 2010, each share of preferred stock is convertible, at the option of the holder thereof, into $22.12 for each share of NCPS common stock into which the preferred share would have been convertible prior to the acquisition (a "deemed common share"). The preferred shares had a conversion price of $25.00 per deemed common share prior to the acquisition (equivalent to a conversion rate of 40 deemed common shares for each share of preferred stock), representing 3,000,000 deemed common shares. This results in a redemption value of $75.8 million at December 31, 2013, payable in cash. The right to convert shares of preferred stock that may be called for redemption will terminate at the close of business on the day preceding a redemption date.

Voting Rights

        Except as otherwise required from time to time by applicable law or upon certain events of default, the holders of preferred stock have no voting rights, and their consent is not required for taking any corporate action. When and if the holders of the preferred stock are entitled to vote, each holder will be entitled to one vote per share.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 Pension, Postretirement and Postemployment Benefits

Pension Plans

        In conjunction with our acquisition of Pool Energy Services Co. ("Pool") in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan (the "Pool Pension Plan"). Benefits under the Pool Pension Plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998.

        Summarized information on the Pool Pension Plan is as follows:

	Pension Benefits
	2013	2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$29,205	$26,659
Remeasurement	—	—
Interest cost	1,078	1,116
Actuarial loss (gain)	(3,360)	2,107
Benefit payments	(730)	(677)

Benefit obligation at end of year(1)	$26,193	$29,205

Change in plan assets:
Fair value of plan assets at beginning of year	$18,780	$16,352
Actual (loss) returns on plan assets	2,736	1,598
Employer contributions	598	1,507
Benefit payments	(730)	(677)

Fair value of plan assets at end of year	$21,384	$18,780

Funded status:
Underfunded status at end of year	$(4,809)	$(10,425)
Amounts recognized in consolidated balance sheets:
Other long-term liabilities	$(4,809)	$(10,425)

(1)
As of December 31, 2013 and 2012, the accumulated benefit obligation was the same as the projected benefit obligation.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Components of net periodic benefit cost (recognized in our consolidated statements of income):
Interest cost	$1,078	$1,116	$1,198
Expected return on plan assets	(1,210)	(1,086)	(1,008)
Recognized net actuarial loss	1,123	1,034	628

Net periodic benefit cost	$991	$1,064	$818

Weighted-average assumptions:
Weighted-average discount rates	4.75%	3.75%	4.25%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 Pension, Postretirement and Postemployment Benefits (Continued)

        For the years ended December 31, 2013, 2012 and 2011, the net actuarial loss amounts included in other comprehensive income (loss) were approximately ($6.6) million, ($12.7) million and ($12.1) million, respectively.

        The amount included in other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost during 2014 is approximately $0.5 million.

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

        The following table sets forth, by level within the fair value hierarchy, the investments in the Pool Pension Plan as of December 31, 2013. The investments' fair value measurement level within the fair value hierarchy is classified in its entirety based on the lowest level of input that is significant to the measurement.

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:(1)
Cash	$—	$558	$—	$558
Short-term investments:
Available-for-sale equity securities(2)	—	11,988	—	11,988
Available-for-sale debt securities(3)	—	8,838	—	8,838

Total investments	—	20,826	—	20,826

Total	$—	$21,384	$—	$21,384

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17 Pension, Postretirement and Postemployment Benefits (Continued)

        Our weighted-average asset allocations as of December 31, 2013 and 2012 by asset category are as follows:

	Pension Benefits
	2013	2012
Cash	3%	3%
Equity securities	56%	55%
Debt securities	41%	42%

Total	100%	100%

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

        We expect to contribute approximately $1.4 million to the Pool Pension Plan in 2014. This is based on the sum of (1) the minimum contribution for the 2013 plan year that will be made in 2014 and (2) the estimated minimum required quarterly contributions for the 2014 plan year. We made contributions to the Pool Pension Plan in 2013 and 2012 totaling $0.6 million and $1.5 million, respectively.

        As of December 31, 2013, we expect that benefits to be paid in each of the next five years after 2013 and in the aggregate for the five years thereafter will be as follows:

(In thousands)
2014	$1,060
2015	1,171
2016	1,258
2017	1,370
2018	1,476
2019 - 2023	8,602

$14,937

        Some of our employees are covered by defined contribution plans. Our contributions to the plans totaled $23.1 million and $19.0 million during 2013 and 2012, respectively. Nabors does not provide post-employment benefits to its employees, except for employees covered under the Pool Pension Plan.

Note 18 Related-Party Transactions

        Nabors and certain current and former key employees, including Mr. Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18 Related-Party Transactions (Continued)

insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.5 million related to these policies. The cash surrender value of these policies of approximately $5.9 million and $5.8 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2013 and 2012, respectively.

        Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

        In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Revenues from business transactions with these affiliated entities totaled $190.6 million, $164.0 million and $218.4 million for 2013, 2012 and 2011, respectively. Expenses from business transactions with these affiliated entities totaled $0.1 million, $0.1 million and $0.9 million for 2013, 2012 and 2011, respectively. Additionally, we had accounts receivable from these affiliated entities of $87.1 million and $68.7 million as of December 31, 2013 and 2012, respectively. We had accounts payable to these affiliated entities of $6.4 million and $3.2 million as of December 31, 2013 and 2012, respectively, and long-term payables with these affiliated entities of $0.8 million as of those dates, which are included in other long-term liabilities.

        In the ordinary course of business, we also provide drilling, well-servicing and other services to LINN Operating, Inc. ("LINN"), a company of which Mr. Linn, an independent member of our Board of Directors, is a Director. Revenues from business transactions with LINN totaled $3.2 million and $12.5 million during 2013 and 2012, respectively. We had accounts receivable from LINN of $0.2 million and $1.9 million as of December 31, 2013 and 2012, respectively.

        In addition, Mr. Crane, an independent director, is Chairman and Chief Executive Officer of Crane Capital Group Inc. ("CCG"), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2013 and 2012, we made payments for these services of $39.4 million and $42.0 million, respectively. We had accounts payable to these CCG-related companies of $1.4 million and $1.4 million as of December 31, 2013 and 2012, respectively.

Note 19 Commitments and Contingencies

Commitments

Leases

        Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 Commitments and Contingencies (Continued)

        The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2013, were as follows:

(In thousands)
2014	$24,689
2015	11,660
2016	8,001
2017	4,896
2018	1,578
Thereafter	7,926

$58,750

        The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $40.5 million, $35.5 million and $36.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Minimum Volume Commitment

        We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. Our pipeline contractual commitments as of December 31, 2013 were as follows:

(In thousands)
2014	$44,365
2015	29,285
2016	15,522
2017	14,195
2018	13,829
Thereafter(1)	53,954

$171,150

(1)
Final commitment period is for the period ending October 2029. See Note 5—Assets Held for Sale and Discontinued Operations for additional discussion.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 Commitments and Contingencies (Continued)

Employment Contracts

        We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2013 were as follows:

(In thousands)
2014	$6,984
2015	6,443
2016	5,774
2017	3,640
2018	1,200
Thereafter	300

$24,341

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

  •
  The new employment agreement provides for long-term equity incentive awards. Mr. Petrello may receive restricted stock that may or may not vest depending upon the Company's performance relative to a Performance Peer Group (as defined) over a three-year period ("TSR Shares"). The agreement provides that the target number of TSR Shares that will vest is valued at 150% of base salary, with a maximum number of TSR Shares valued at twice that amount.

  •
  The employment agreement provides for long-term equity incentive awards in the form of restricted stock based upon the achievement of specific financial or operational objectives ("Performance Shares"). Once earned, Performance Shares are then subject to three-year vesting requirements. Performance Shares are targeted at 200% of base salary, with a maximum award of twice that amount, and are also subject to a minimum threshold before any amount can be earned.

  •
  In the event of Mr. Petrello's Termination Without Cause (including in the event of a change of control), or his death or disability, either he or his estate would be entitled to receive, within 30 days thereafter, 2.99 times the average of his base salary and annual cash bonus during the three fiscal years preceding the termination.

        During 2013, Mr. Petrello's annual compensation package pursuant to his employment agreement included $1.7 million in base salary and $1.5 million in cash bonus. The employment agreement also provides a quarterly deferred bonus of $0.3 million to his account under Nabors' executive deferred compensation plan.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 Commitments and Contingencies (Continued)

        Mr. Petrello is also eligible for awards under Nabors' equity plans, may participate in annual long-term incentive programs and pension and welfare plans on the same basis as other executives, and may receive special bonuses from time to time as determined by the Board of Directors.

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

        It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization. See Note 14—Income Taxes for additional discussion.

        In 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries ("NDIL"), received a Notice of Assessment from Mexico's federal tax authorities in connection with the audit of NDIL's Mexico branch for 2003. The notice proposed to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The notice also proposed to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. NDIL's Mexico branch took similar deductions for depreciation and labor expenses from 2004 to 2008. In 2009, the government proposed similar assessments against the Mexico branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. ("NDIL II") for 2006. We anticipate that a similar assessment will eventually be proposed against NDIL through 2008 and against NDIL II for 2007 to 2010. Although Nabors and its tax advisors previously concluded that the deductions were appropriate for each of the years, a reserve has been recorded in accordance with GAAP. During 2013, we reached a negotiated settlement for NDIL's 2003, 2005 and 2006 tax years (the statute of limitations had previously expired on the 2004 tax year) and NDIL II's 2006 tax year. Accordingly, the corresponding reserves were reduced by approximately $20 million during the first quarter of 2013. After this settlement, the remaining amounts assessed or expected to be assessed in the aggregate, range from $30 million to $35 million, for which reserves are recorded in accordance with GAAP. If we ultimately do not prevail, we would be required to recognize additional tax for any amount in excess of the current reserve.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 Commitments and Contingencies (Continued)

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

        We self-insure for certain losses relating to workers' compensation, employers' liability, general liability, automobile liability and property damage. Some workers' compensation claims, employers' liability and marine employers' liability claims are subject to a $2.0 million per-occurrence deductible. Some automobile liability is subject to a $1.0 million deductible. General liability claims are subject to a $5.0 million per-occurrence deductible.

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

        As of December 31, 2013 and 2012, our self-insurance accruals totaled $181.7 million and $171.2 million, respectively, and our related insurance recoveries/receivables were $44.7 million and $24.6 million, respectively.

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

        In 2009, the Court of Ouargla entered a judgment of approximately $17.7 million (at current exchange rates) against us relating to alleged customs infractions in Algeria. We believe we did not

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 Commitments and Contingencies (Continued)

receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court. In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court's ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We have again lodged an appeal to the Algeria Supreme Court, asserting the same challenges as before. Based upon our understanding of applicable law and precedent, we continue to believe that we will prevail. Although the appeal remains ongoing at this time, the Hassi Messaoud customs office recently initiated efforts to collect the judgment prior to the Supreme Court's decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. We have recorded a reserve in the amount of the posted security. If we are ultimately required to pay a fine or judgment related to this matter, the resulting loss could be up to $13.3 million in excess of amounts accrued.

        In March 2011, the Court of Ouargla entered a judgment of approximately $34.8 million (at current exchange rates) against us relating to alleged violations of Algeria's foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals has upheld the lower court's ruling, and we have appealed the matter to the Algeria Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $26.8 million in excess of amounts accrued.

        In 2012, Nabors Global Holdings II Limited ("NGH2L") signed a contract with ERG Resources, LLC ("ERG") relating to the sale of all of the Class A shares of NGH2L's wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company. When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG's $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. ("Parex"). The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. Nabors successfully defeated ERG's effort to obtain a temporary restraining order from the Texas court on March 20, 2012. Nabors completed the sale of Ramshorn's Class A shares to a Parex affiliate in April 2012, which mooted ERG's application for a temporary injunction. The lawsuit is staid, pending further court actions. ERG retains its causes of action for monetary damages, but Nabors believes the claims are foreclosed by the terms of the agreement and are without factual or legal merit. Although we are vigorously defending the lawsuit, its ultimate outcome cannot be determined at this time.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19 Commitments and Contingencies (Continued)

Off-Balance Sheet Arrangements (Including Guarantees)

        We are a party to some transactions, agreements or other contractual arrangements defined as "off-balance sheet arrangements" that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements involve agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers' compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

        Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2014	2015	2016	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$70,144	34	—	11,933	$82,111

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20 Earnings (Losses) Per Share

        A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2013	2012	2011
		Revised	Revised
	(In thousands, except per share amounts)
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$158,341	$232,974	$347,170
Less: net (income) loss attributable noncontrolling interest	(7,180)	(621)	(1,045)
Less: net (income) loss allocated to unvested shareholders	(1,277)	—	—

Adjusted income (loss) from continuing operations—basic and diluted	149,884	232,353	346,125
Income (loss) from discontinued operations, net of tax	(11,179)	(67,526)	(97,601)

Adjusted net income (loss) attributable to Nabors	$138,705	$164,827	$248,524

Earnings (losses) per share:
Basic from continuing operations	$0.51	$0.80	$1.21
Basic from discontinued operations	(0.04)	(0.23)	(0.34)

Total Basic	$0.47	$0.57	$0.87

Diluted from continuing operations	$0.51	$0.79	$1.18
Diluted from discontinued operations	(0.04)	(0.23)	(0.33)

Total Diluted	$0.47	$0.56	$0.85

Shares (denominator):
Weighted-average number of shares outstanding—basic	294,182	289,965	287,118
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	2,410	2,358	5,366

Weighted-average number of shares outstanding—diluted	296,592	292,323	292,484

        For all periods presented, the computation of diluted earnings (losses) per Nabors' share excludes outstanding stock options and warrants with exercise prices greater than the average market price of Nabors' common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 11,642,417, 14,200,915 and 9,241,543 shares during 2013, 2012 and 2011, respectively. In any period during which the average market price of Nabors' common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2013	2012
	(In thousands)
Accrued compensation	$172,803	$158,095
Deferred revenue	202,918	148,165
Other taxes payable	76,781	58,590
Workers' compensation liabilities	29,459	22,645
Interest payable	64,728	90,878
Warranty accrual	4,653	6,436
Litigation reserves	30,784	26,782
Current liability to discontinued operations	64,404	68,961
Professional fees	2,971	2,989
Current deferred tax liability	3,075	10,721
Current liability to acquisition of KVS	22,033	—
Other accrued liabilities	22,484	5,118

	$697,093	$599,380

Investment income (loss) includes the following:

	Year Ended December 31,
	2013		2012		2011
	(In thousands)
Interest and dividend income	$5,120		$7,536		$9,929
Gains (losses) on investments, net	91,457	(1)	55,601	(2)	10,010	(3)

	$96,577		$63,137		$19,939

(1)
Includes net gains of $2.5 million from our trading securities and $89.0 million realized gains from short-term and other long-term investments.

(2)
Includes net unrealized gains of $41.1 million from our trading securities and $14.5 million realized gains from short-term and other long-term investments.

(3)
Reflects gain (loss) on sale of debt securities and gains (losses) from our long-term investments of $18.0 million, partially offset by net unrealized losses of $8.0 million from our trading securities.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 Supplemental Balance Sheet, Income Statement and Cash Flow Information (Continued)

        Losses (gains) on sales and disposals of long-lived assets and other expense (income), net includes the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$13,624	$(147,522) (1)	$(11,196)	(2)
Litigation expenses	11,684	5,382	11,301
Foreign currency transaction losses (gains)	6,219	4,787	5,499
Losses (gains) on derivative instruments	—	(1,281)	(2,159)
Other losses (gains)	6,450	1,998	1,029

	$37,977	$(136,636)	$4,474

(1)
Includes a $160 million gain from the sale of our equity interest in Sabine.

(2)
Includes a $13.1 million pre-tax gain from our acquisition of Peak during 2011 representing the excess of the estimated fair value of the assets and liabilities over the net carrying value of our previously held equity interest. See Note 6—Acquisitions for additional discussion.

        The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands(a))
As of January 1, 2013	$(2,793)	$134,229	$(7,632)	$307,791	$431,595

Other comprehensive income (loss) before reclassifications	—	22,968	—	(65,447)	(42,479)
Amounts reclassified from accumulated other comprehensive income (loss)	374	(85,455)	3,557	—	(81,524)

Net other comprehensive income (loss)	374	(62,487)	3,557	(65,447)	(124,003)

As of December 31, 2013	$(2,419)	$71,742	$(4,075)	$242,344	$307,592

(a)
All amounts are net of tax. Amounts in parentheses indicate debits.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21 Supplemental Balance Sheet, Income Statement and Cash Flow Information (Continued)

        The line items that were reclassified from net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Investment income (loss), net of income taxes of $2,664, $4,316 and $86	$88,158	$13,405	$3,036
Interest expense, net of income taxes of ($239), ($239) and ($239)	613	702	763
General and administrative expenses, net of incomes taxes of ($2,359), $70 and $2,102	5,916	(324)	(5,391)

Total before tax	81,629	13,027	7,664
Tax expense (benefit)	66	4,147	1,777

Reclassification adjustment for (gains)/losses included in net income (loss)	$81,563	$8,880	$5,887

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash paid for income taxes	$100,749	$85,044	$53,759

Cash paid for interest, net of capitalized interest	$239,637	$250,045	$208,212

Acquisitions of businesses:
Fair value of assets acquired	$140,740	$—	$80,585
Goodwill	51,318	—	8,000
Liabilities assumed	(8,232)	—	(10,471)
Gain on acquisition	—	—	(13,114)
Future consideration payments (fair value)	(64,174)	—	—

Cash paid for acquisitions of businesses	119,652	—	65,000
Cash acquired in acquisitions of businesses	(2,681)	—	(9,541)

Cash paid for acquisitions of businesses, net	$116,971	$—	$55,459

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 Unaudited Quarterly Financial Information

	Year Ended December 31, 2013
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations(1)	$1,538,373	$1,459,326	$1,548,965	$1,605,390

Income (loss) from continuing operations, net of tax	$92,207	$28,128	$(90,510)	$128,516
Income (loss) from discontinued operations, net of tax	7,011	(26,873)	(14,430)	23,113
Less: Net (income) loss attributable to noncontrolling interest	(97)	(5,616)	(441)	(1,026)

Net income (loss) attributable to Nabors	$99,121	$(4,361)	$(105,381)	$150,603

Earnings (losses) per share:(2)
Basic from continuing operations	$0.31	$0.08	$(0.30)	$0.43
Basic from discontinued operations	0.03	(0.09)	(0.05)	0.07

Total Basic	$0.34	$(0.01)	$(0.35)	$0.50

Diluted from continuing operations	$0.31	$0.08	$(0.30)	$0.42
Diluted from discontinued operations	0.02	(0.09)	(0.05)	0.08

Total Diluted	$0.33	$(0.01)	$(0.35)	$0.50

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 Unaudited Quarterly Financial Information (Continued)

	Year Ended December 31, 2012
	Quarter Ended
	March 31	June 30	September 30	December 31
	Restated	Restated
	(In thousands, except per share amounts)
Operating revenues and Earnings (losses) from unconsolidated affiliates from continuing operations(3)	$1,810,367	$1,541,841	$1,630,380	$1,571,745

Income (loss) from continuing operations, net of tax	$158,546	$(121,626)	$64,489	$131,565
Income (loss) from discontinued operations, net of tax	(2,977)	26,710	12,155	(103,414)
Less: Net (income) loss attributable to noncontrolling interest	267	1,174	(988)	(1,074)

Net income (loss) attributable to Nabors	$155,836	$(93,742)	$75,656	$27,077

Earnings (losses) per share:(2)
Basic from continuing operations	$0.55	$(0.41)	$0.22	$0.45
Basic from discontinued operations	(0.01)	0.09	0.04	(0.36)

Total Basic	$0.54	$(0.32)	$0.26	$0.09

Diluted from continuing operations	$0.54	$(0.41)	$0.22	$0.45
Diluted from discontinued operations	(0.01)	0.09	0.04	(0.36)

Total Diluted	$0.53	$(0.32)	$0.26	$0.09

(1)
Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of $2.9 million, $1.4 million, ($2.6) million and ($1.6) million, respectively.

(2)
Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(3)
Includes earnings (losses) from unconsolidated affiliates, net, accounted for by the equity method, of ($34.3) million, ($156.1) million, ($99.5) million and $1.2 million, respectively.

        As described in Note 2—Revisions of Prior Period Financial Statements, we have revised our consolidated financial statements for the years 2012 and prior for Sabine errors and certain unrelated immaterial items. The effect of these errors on quarters ended March 31, 2012 and June 30, 2012 is material and accordingly, we are restating these quarters. The table below presents the line items impacted by the restatement for such quarters. See Note 5—Assets Held for Sale and Discontinued Operations for additional information.

        Set forth below is a summary of the effect on our previously reported quarterly reports.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 Unaudited Quarterly Financial Information (Continued)

        The effect on our consolidated balance sheet at March 31, 2012 is as follows:

	2012
	March 31
(In thousands)	As Reported	Adjustment	Restated
Inventory	$265,787	$(3,200)	$262,587
Total current assets	3,129,224	(3,200)	3,126,024
Investment in unconsolidated affiliates	303,103	21,746	324,849
Total assets	13,148,194	18,546	13,166,740
Deferred income taxes	855,057	(2,407)	852,650
Total liabilities	7,255,826	(2,407)	7,253,419
Retained earnings	4,090,454	20,953	4,111,407
Total shareholders' equity	5,810,923	20,953	5,831,876
Total equity	5,823,180	20,953	5,844,133
Total liabilities and equity	13,148,194	20,953	13,169,147

        There was no effect at June 30, 2012.

        The effect on our consolidated statements of income (loss) is as follows:

	Quarter Ended
	March 31, 2012			June 30, 2012
(In thousands, except per share amounts)	As Reported(1)	Adjustment	Restated	As Reported(1)	Adjustment	Restated
Earnings (losses) from unconsolidated affiliates	$(68,669)	$34,348	$(34,321)	$(134,317)	$(21,746)	$(156,063)
Total revenues and other income	1,796,271	34,348	1,830,619	1,568,955	(21,746)	1,547,209
Direct costs	1,154,113	1,604	1,155,717	1,092,375	(3,200)	1,089,175
Total costs and other deductions	1,593,948	1,604	1,595,552	1,706,553	(3,200)	1,703,353
Income (loss) from continuing operations before income taxes	202,323	32,744	235,067	(137,598)	(18,546)	(156,144)
Deferred income tax expense (benefit)	38,767	10,998	49,765	(72,373)	2,407	(69,966)
Income tax expense (benefit)	64,773	10,998	75,771	(37,675)	2,407	(35,268)
Income (loss) from continuing operations, net of tax	136,800	21,746	158,546	(100,673)	(20,953)	(121,626)
Net income (loss)	133,823	21,746	155,569	(73,963)	(20,953)	(94,916)
Net income (loss) attributable to Nabors	134,090	21,746	155,836	(72,789)	(20,953)	(93,742)
Earnings (losses) per share:(2)
Basic from continuing operations	$0.48	$0.08	$0.55	$(0.34)	$(0.07)	$(0.41)

Total Basic	$0.46	$0.08	$0.54	$(0.25)	$(0.07)	$(0.32)

Diluted from continuing operations	$0.47	$0.07	$0.54	$(0.34)	$(0.07)	$(0.41)

Total Diluted	$0.46	$0.07	$0.53	$(0.25)	$(0.07)	$(0.32)

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 Unaudited Quarterly Financial Information (Continued)

	Six Months Ended
	June 30, 2012
(In thousands, except per share amounts)	As Reported(1)	Adjustment	Restated
Earnings (losses) from unconsolidated affiliates	$(202,986)	$12,602	$(190,384)
Total revenues and other income	3,365,226	12,602	3,377,828
Direct costs	2,246,488	(1,596)	2,244,892
Total costs and other deductions	3,300,501	(1,596)	3,298,905
Income (loss) from continuing operations before income taxes	64,725	14,198	78,923
Deferred income tax expense (benefit)	(33,606)	13,405	(20,201)
Income tax expense (benefit)	27,098	13,405	40,503
Income (loss) from continuing operations, net of tax	36,127	793	36,920
Net income (loss)	59,860	793	60,653
Net income (loss) attributable to Nabors	61,301	793	62,094
Earnings (losses) per share:(2)
Basic from continuing operations	$0.13	—	$0.13

Total Basic	$0.21	—	$0.21

Diluted from continuing operations	$0.13	—	$0.13

Total Diluted	$0.21	—	$0.21

(1)
Amounts reflect the retrospective reclassification of the results of Peak as discontinued operations. Refer to Note 5—Assets Held for Sale and Discontinued Operations for additional information.

(2)
Earnings per share is computed independently for each of the columns presented. Therefore, the sum of the earnings per share may not equal the total revised.

        The effect on our consolidated statements of other comprehensive income (loss) is as follows:

	Quarter Ended
	March 31, 2012			June 30, 2012
(In thousands)	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Net income (loss) attributable to Nabors	$134,090	$21,746	$155,836	$(72,789)	$(20,953)	$(93,742)
Comprehensive income (loss) attributable to Nabors	155,289	21,746	177,035	(97,164)	(20,953)	(118,117)
Comprehensive income (loss)	155,265	21,746	177,011	(98,554)	(20,953)	(119,507)

	Six Months Ended
	June 30, 2012
(In thousands)	As Reported	Adjustment	Restated
Net income (loss) attributable to Nabors	$61,301	$793	$62,094
Comprehensive income (loss) attributable to Nabors	$58,125	$793	$58,918
Comprehensive income (loss)	$56,711	$793	$57,504

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22 Unaudited Quarterly Financial Information (Continued)

        While these adjustments had no impact on our overall cash flows from operating, investing or financing activities for any period, the presentation of certain line items within our operating activities in our consolidated statements of cash flow was revised and is as follows:

	Three Months Ended March 31, 2012			Six Months Ended June 30, 2012
(In thousands)	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Net income (loss) attributable to Nabors	$134,090	$21,746	$155,836	$61,301	$793	$62,094
Deferred income tax expense (benefit)	38,802	10,998	49,800	(15,404)	13,405	(1,999)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	68,668	(34,348)	34,320	202,985	(12,602)	190,383
Inventory	7,883	3,200	11,083
Trade accounts payable and accrued liabilities	(119,195)	(1,596)	(120,791)	(94,423)	(1,596)	(96,019)

Net cash provided by operating activities	$244,183	$—	$244,183	$711,937	$—	$711,937

        The effect on our consolidated statements of changes in equity is as follows:

	March 31, 2012
(In thousands)	As Reported	Adjustment	Revised
Retained earnings	$4,090,454	$20,953	$4,111,407
Total equity	5,823,180	20,953	5,844,133

Note 23 Segment Information

        At December 31, 2013, we conducted our operations through two business lines:

  •
  Drilling & Rig Services

    This business line is comprised of our global drilling rig operations and drilling-related services, consisting of equipment manufacturing, instrumentation optimization software and directional drilling services.

  •
  Completion & Production Services

    This business line is comprised of our operations involved in the completion, life-of-well maintenance and eventual plugging and abandonment of a well. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management.

        The accounting policies of the segments are the same as those described in Note 3—Summary of Significant Accounting Policies. Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on several criteria, including adjusted income (loss) derived from operating activities.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23 Segment Information (Continued)

The following table sets forth financial information with respect to our operating segments:

	Year Ended December 31,
	2013	2012	2011
		Revised	Revised
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates:(1)
Drilling & Rig Services:
U.S.	$1,914,786	$2,276,808	$1,999,241
Canada	361,676	429,411	426,455
International	1,464,264	1,265,060	1,104,461
Rig Services(2)	516,004	688,310	626,169

Subtotal drilling and rig services(3)	4,256,730	4,659,589	4,156,326
Completion & Production Services:
Completion Services	1,074,713	1,462,767	1,237,306
Production Services	1,009,214	1,000,873	849,522

Subtotal completion and production services(4)	2,083,927	2,463,640	2,086,828
Other reconciling items(5)	(188,603)	(568,896)	(144,226)

Total	$6,152,054	$6,554,333	$6,098,928

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23 Segment Information (Continued)

	Year Ended December 31,
	2013	2012	2011
		Revised	Revised
	(In thousands)
Adjusted income (loss) derived from operating activities:(1)(6)
Drilling & Rig Services:
U.S.	$315,496	$509,894	$442,831
Canada	61,193	91,360	89,344
International	177,833	91,226	123,813
Rig Services(2)	(3,918)	67,366	55,856

Subtotal drilling and rig services(3)	550,604	759,846	711,844
Completion & Production Services:
Completion Services	51,722	188,518	229,125
Production Services	102,130	108,835	80,018

Subtotal completion and production services(4)	153,852	297,353	309,143
Other reconciling items(7)	(146,237)	(148,649)	(154,981)

Total adjusted income (loss) derived from operating activities	$558,219	$908,550	$866,006

U.S. oil and gas joint venture earnings (losses)	—	(289,199)	88,486
Interest expense	(223,418)	(251,904)	(256,632)
Investment income (loss)	96,577	63,137	19,939
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(37,977)	136,636	(4,474)
Impairments and other charges	(287,241)	(290,260)	(198,072)

Income (loss) from continuing operations before income taxes	106,160	276,960	515,253
Income tax expense (benefit)	(55,181)	40,986	165,083
Subsidiary preferred stock dividend	3,000	3,000	3,000

Income (loss) from continuing operations, net of tax	158,341	232,974	347,170
Income (loss) from discontinued operations, net of tax	(11,179)	(67,526)	(97,601)

Net income (loss)	147,162	165,448	249,569
Less: Net (income) loss attributable to noncontrolling interest	(7,180)	(621)	(1,045)

Net income (loss) attributable to Nabors	$139,982	$164,827	$248,524

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23 Segment Information (Continued)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Depreciation and amortization(1)
Drilling & Rig Services:
U.S.	$440,210	$406,740	$360,604
Canada	57,796	59,191	57,382
International	346,659	330,388	273,315
Rig Services(2)	32,029	29,617	28,192

Subtotal drilling and rig services	876,694	825,936	719,493
Completion & Production Services:
Completion Services	109,242	112,401	102,009
Production Services	103,502	104,201	96,885

Subtotal completion and production services	212,744	216,602	198,894
Other reconciling items(7)	(2,761)	(2,615)	(265)

Total depreciation and amortization	$1,086,677	$1,039,923	$918,122

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Capital expenditures and acquisitions of businesses:(9)
Drilling & Rig Services:
U.S.	$644,792	$758,555	$719,741
Canada	59,386	78,729	58,134
International	248,980	265,249	653,759
Rig Services(2)	70,831	39,923	136,739

Subtotal drilling and rig services	1,023,989	1,142,456	1,568,373
Completion & Production Services(8)	325,449	238,300	487,900
Other reconciling items(7)	16,556	52,830	191,462

Total capital expenditures and acquisitions of businesses	$1,365,994	$1,433,586	$2,247,735

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23 Segment Information (Continued)

	Year Ended December 31,
	2013	2012
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$4,248,630	$4,157,470
Canada	608,018	699,698
International	3,584,339	3,626,307
Rig Services	474,275	644,350

Subtotal drilling and rig services(10)	8,915,262	9,127,825
Completion & Production Services(8)(11)	2,394,865	2,301,803
Other reconciling items(7)(12)	849,684	1,226,394

Total assets	$12,159,811	$12,656,022

(1)
All periods present the operating activities of our wholly owned oil and gas businesses, our previously held equity interests in oil and gas joint ventures in Canada and Colombia, aircraft logistics operations and construction services as discontinued operations.

(2)
Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services. These services represent our other companies that are not aggregated into a reportable operating segment.

(3)
Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of ($0.4) and ($3.1) million for the years ended December 31, 2013 and 2011, respectively.

(4)
Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.4 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.

(5)
Represents the elimination of inter-segment transactions and earnings (losses), net from the U.S. unconsolidated oil and gas joint venture, accounted for using the equity method until sold in December 2012, of ($289.2) million and $88.5 million for the years ended December 31, 2012 and 2011, respectively.

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23 Segment Information (Continued)

(8)
Reflects assets allocated to the line of business to conduct its operations. Further allocation to individual operating segments of Completion & Production Services is not available.

(9)
Includes the portion of the purchase price of acquisitions allocated to fixed assets and goodwill based on their fair market value.

(10)
Includes $57.0 million and $59.9 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2013 and 2012, respectively.

(11)
Includes $7.4 million and $1.8 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2013 and 2012, respectively.

(12)
Includes assets of $239.9 million and $377.6 million from oil and gas businesses classified as assets held-for-sale as of December 31, 2013 and 2012, respectively.

The following table sets forth financial information with respect to Nabors' operations by geographic area:

	Year Ended December 31,
	2013	2012	2011
		Revised	Revised
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates:
U.S.	$4,146,125	$4,625,614	$4,311,009
Outside the U.S.	2,005,929	1,928,719	1,787,919

	$6,152,054	$6,554,333	$6,098,928

Property, plant and equipment, net:
U.S.	$5,474,746	$5,179,578	$4,974,239
Outside the U.S.	3,123,067	3,532,510	3,655,707

	$8,597,813	$8,712,088	$8,629,946

Goodwill:
U.S.	$498,149	$456,463	$466,794
Outside the U.S.	14,815	15,863	34,464

	$512,964	$472,326	$501,258

Note 24 Condensed Consolidating Financial Information

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

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

        The following condensed consolidating financial information presents condensed consolidating balance sheets as of December 31, 2013 and 2012,and statements of income (loss), statements of other comprehensive income (loss) and the statements of cash flows for the years ended December 31, 2013, 2012 and 2011 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

        We corrected our 2011 condensed consolidating statement of cash flows for classification of changes in intercompany balances between Nabors Delaware (Issuer/Guarantor) and Other Subsidiaries (Non-Guarantors) to present them as cash flows from investing activities rather than cash flows from operating activities. For Nabors Delaware (Issuer / Guarantor), cash used for operating activities increased $78 million and cash provided by investing activities increased by the same amount for the year ended December 31, 2011. For Other Subsidiaries (Non-Guarantors), cash provided by operating activities increased $78 million and cash used for investing activities increased by the same amount for the year ended December 31, 2011. The impact of these revisions is not material to the related financial statements taken as a whole.

        The revision adjustments described in Note 2, are reflected in the condensed consolidating statements of income (loss) and other comprehensive income (loss) for the years ended December 31, 2012 and 2011.

        Certain reclassifications to intercompany payable and receivable balances in the condensed consolidating balance sheet have been made to the prior period to conform to current period presentation, with no effect on our consolidated financial position, results of operations or cash flows.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2013
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash	$730	$7,029	$382,156	$—	$389,915
Short-term investments	—	—	117,218	—	117,218
Assets held for sale	—	—	243,264	—	243,264
Accounts receivable, net	27	—	1,399,516	—	1,399,543
Inventory	—	—	209,793	—	209,793
Deferred income taxes	—	—	121,316	—	121,316
Other current assets	50	26,378	246,353	—	272,781

Total current assets	807	33,407	2,719,616	—	2,753,830
Long-term investments	—	—	3,236	—	3,236
Property, plant and equipment, net	—	33,815	8,563,998	—	8,597,813
Goodwill	—	—	512,964	—	512,964
Intercompany receivables	160,136	3,891	1,583,539	(1,747,566)	—
Investment in unconsolidated affiliates	5,808,606	6,097,337	1,854,111	(13,695,794)	64,260
Other long-term assets	—	34,487	193,221	—	227,708

Total assets	$5,969,549	$6,202,937	$15,430,685	$(15,443,360)	$12,159,811

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$10,185	$—	$10,185
Trade accounts payable	86	25	545,401	—	545,512
Accrued liabilities	378	65,947	630,768	—	697,093
Income taxes payable	—	—	58,634	—	58,634

Total current liabilities	464	65,972	1,244,988	—	1,311,424
Long-term debt	—	3,904,059	58	—	3,904,117
Other long-term liabilities	—	31,071	346,673	—	377,744
Deferred income taxes	—	(213,233)	729,394	—	516,161
Intercompany payable	—	1,747,566	—	(1,747,566)	—

Total liabilities	464	5,535,435	2,321,113	(1,747,566)	6,109,446
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders' equity	5,969,085	667,502	13,028,293	(13,695,794)	5,969,086
Noncontrolling interest	—	—	12,091	—	12,091

Total equity	5,969,085	667,502	13,040,384	(13,695,794)	5,981,177

Total liabilities and equity	$5,969,549	$6,202,937	$15,430,685	$(15,443,360)	$12,159,811

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2012
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash	$1,639	$106,778	$416,505	$—	$524,922
Short-term investments	—	—	253,282	—	253,282
Assets held for sale	—	—	383,857	—	383,857
Accounts receivable, net	—	—	1,382,623	—	1,382,623
Inventory	—	—	251,133	—	251,133
Deferred income taxes	—	—	110,480	—	110,480
Other current assets	50	—	226,510	—	226,560

Total current assets	1,689	106,778	3,024,390	—	3,132,857
Long-term investments	—	—	4,269	—	4,269
Property, plant and equipment, net	—	37,300	8,674,788	—	8,712,088
Goodwill	—	—	472,326	—	472,326
Intercompany receivables	174,948	1,690,636	670,404	(2,535,988)	—
Investment in unconsolidated affiliates	5,769,518	5,129,458	395,246	(11,232,532)	61,690
Other long-term assets	—	31,904	240,888	—	272,792

Total assets	$5,946,155	$6,996,076	$13,482,311	$(13,768,520)	$12,656,022

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$364	$—	$364
Trade accounts payable	116	23	498,871	—	499,010
Accrued liabilities	1,110	91,520	506,750	—	599,380
Income taxes payable	—	—	33,628	—	33,628

Total current liabilities	1,226	91,543	1,039,613	—	1,132,382
Long-term debt	—	4,379,263	73	—	4,379,336
Other long-term liabilities	—	30,983	487,681	—	518,664
Deferred income taxes	—	(24,906)	624,241	—	599,335
Intercompany payable	—	2,535,988	—	(2,535,988)	—

Total liabilities	1,226	7,012,871	2,151,608	(2,535,988)	6,629,717
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders' equity	5,944,929	(16,795)	11,249,327	(11,232,532)	5,944,929
Noncontrolling interest	—	—	12,188	—	12,188

Total equity	5,944,929	(16,795)	11,261,515	(11,232,532)	5,957,117

Total liabilities and equity	$5,946,155	$6,996,076	$13,482,311	$(13,768,520)	$12,656,022

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Income (Loss)

	Year Ended December 31, 2013
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$6,152,015	$—	$6,152,015
Earnings from unconsolidated affiliates	—	—	39	—	39
Earnings (losses) from consolidated affiliates	158,445	191,821	(92,137)	(258,129)	—
Investment income (loss)	1	75	101,047	(4,546)	96,577
Intercompany interest income	—	92	—	(92)	—

Total revenues and other income	158,446	191,988	6,160,964	(262,767)	6,248,631

Costs and other deductions:
Direct costs	—	—	3,981,828	—	3,981,828
General and administrative expenses	11,111	796	514,000	(577)	525,330
Depreciation and amortization	—	3,610	1,083,067	—	1,086,677
Interest expense	—	234,512	(11,094)	—	223,418
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	7,353	211,976	(181,929)	577	37,977
Impairments and other charges			287,241		287,241
Intercompany interest espense	—	—	92	(92)	—

Total costs and other deductions	18,464	450,894	5,673,205	(92)	6,142,471

Income from continuing operations before income taxes	139,982	(258,906)	487,759	(262,675)	106,160
Income tax expense (benefit)	—	(166,769)	111,588	—	(55,181)
Subsidiary preferred stock dividend	—	—	3,000	—	3,000

Income (loss) from continuing operations, net of tax	139,982	(92,137)	373,171	(262,675)	158,341
Income (loss) from discontinued operations, net of tax	—	—	(11,179)	—	(11,179)

Net income (loss)	139,982	(92,137)	361,992	(262,675)	147,162
Less: Net (income) loss attributable to noncontrolling interest	—	—	(7,180)	—	(7,180)

Net income (loss) attributable to Nabors	$139,982	$(92,137)	$354,812	$(262,675)	$139,982

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Income (Loss)

	Year Ended December 31, 2012
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	Revised	Revised	Revised	Revised	Revised
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$6,843,051	$—	$6,843,051
Earnings from unconsolidated affiliates	—	—	(288,718)	—	(288,718)
Earnings (losses) from consolidated affiliates	173,199	(99,048)	(206,413)	132,262	—
Investment income (loss)	—	43	63,094	—	63,137
Intercompany interest income	—	69,145	—	(69,145)	—

Total revenues and other income	173,199	(29,860)	6,411,014	63,117	6,617,470

Costs and other deductions:
Direct costs	—	—	4,367,106	—	4,367,106
General and administrative expenses	7,141	458	521,962	(1,608)	527,953
Depreciation and amortization	—	3,610	1,036,313	—	1,039,923
Interest expense	—	268,904	(17,000)	—	251,904
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	1,231	(2,451)	(137,024)	1,608	(136,636)
Impairments and other charges	—	—	290,260	—	290,260
Intercompany interest expense	—	—	69,145	(69,145)	—

Total costs and other deductions	8,372	270,521	6,130,762	(69,145)	6,340,510

Income from continuing operations before income taxes	164,827	(300,381)	280,252	132,262	276,960
Income tax expense (benefit)	—	(74,493)	115,479	—	40,986
Subsidiary preferred stock dividend	—	—	3,000	—	3,000

Income (loss) from continuing operations, net of tax	164,827	(225,888)	161,773	132,262	232,974
Income (loss) from discontinued operations, net of tax	—	—	(67,526)	—	(67,526)

Net income (loss)	164,827	(225,888)	94,247	132,262	165,448
Less: Net (income) loss attributable to noncontrolling interest	—	—	(621)	—	(621)

Net income (loss) attributable to Nabors	$164,827	$(225,888)	$93,626	$132,262	$164,827

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Income (Loss)

	Year Ended December 31, 2011
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	Revised	Revised	Revised	Revised	Revised
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$6,013,480	$—	$6,013,480
Earnings from unconsolidated affiliates	—	—	85,448	—	85,448
Earnings (losses) from consolidated affiliates	261,090	233,028	126,256	(620,374)	—
Investment income (loss)	4	68	19,867	—	19,939
Intercompany interest income	—	69,437	—	(69,437)	—

Total revenues and other income	261,094	302,533	6,245,051	(689,811)	6,118,867

Costs and other deductions:
Direct costs	—	—	3,738,506	—	3,738,506
General and administrative expenses	11,970	348	476,090	(600)	487,808
Depreciation and amortization	—	3,532	914,590	—	918,122
Interest expense	—	278,657	(22,025)	—	256,632
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	600	(1,904)	5,178	600	4,474
Impairments and other charges	—	—	198,072	—	198,072
Intercompany interest expense	—	—	69,437	(69,437)	—

Total costs and other deductions	12,570	280,633	5,379,848	(69,437)	5,603,614

Income from continuing operations before income taxes	248,524	21,900	865,203	(620,374)	515,253
Income tax expense (benefit)	—	(78,118)	243,201	—	165,083
Subsidiary preferred stock dividend	—	—	3,000	—	3,000

Income (loss) from continuing operations, net of tax	248,524	100,018	619,002	(620,374)	347,170
Income (loss) from discontinued operations, net of tax	—	—	(97,601)	—	(97,601)

Net income (loss)	248,524	100,018	521,401	(620,374)	249,569
Less: Net (income) loss attributable to noncontrolling interest	—	—	(1,045)	—	(1,045)

Net income (loss) attributable to Nabors	248,524	100,018	520,356	(620,374)	248,524

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Other Comprehensive Income (Loss)

	Year Ended December 31, 2013
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$139,982	$(92,137)	$354,812	$(262,675)	$139,982
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(65,447)	87	(65,357)	65,270	(65,447)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	23,007	98	23,105	(23,203)	23,007
Less: reclassification adjustment for (gains)/losses on marketable securities	(88,158)	(7,114)	(95,272)	102,386	(88,158)

Unrealized gains/(losses) on marketable securities	(65,151)	(7,016)	(72,167)	79,183	(65,151)
Pension plan	5,916	5,916	11,832	(17,748)	5,916
Unrealized gains/(losses) on cash flow hedges	613	613	613	(1,226)	613

Other comprehensive income (loss) before tax	(124,069)	(400)	(125,079)	125,479	(124,069)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(66)	(66)	(370)	436	(66)

Other comprehensive income (loss), net of tax	(124,003)	(334)	(124,709)	125,043	(124,003)

Comprehensive income (loss) attributable to Nabors	15,979	(92,471)	230,103	(137,632)	15,979
Net income (loss) attributable to noncontrolling interest	7,180	—	7,180	(7,180)	7,180
Translation adjustment to noncontrolling interest	(932)	—	(932)	932	(932)

Comprehensive income (loss) attributable to noncontrolling interest	6,248	—	6,248	(6,248)	6,248

Comprehensive income (loss)	$22,227	$(92,471)	$236,351	$(143,880)	$22,227

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Other Comprehensive Income (Loss)

	Year Ended December 31, 2012
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	Revised	Revised	Revised	Revised	Revised
	(In thousands)
Net income (loss) attributable to Nabors	$164,827	$(225,888)	$93,626	$132,262	$164,827
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	21,073	(88)	20,987	(20,899)	21,073
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	98,138	133	98,271	(98,404)	98,138
Less: reclassification adjustment for (gains)/losses on marketable securities	(13,405)	(11,488)	(24,893)	36,381	(13,405)

Unrealized gains/(losses) on marketable securities	84,733	(11,355)	73,378	(62,023)	84,733
Pension plan	(324)	(324)	(648)	972	(324)
Unrealized gains/(losses) on cash flow hedges	702	702	702	(1,404)	702

Other comprehensive income (loss) before tax	106,184	(11,065)	94,419	(83,354)	106,184
Income tax expense (benefit) related to items of other comprehensive income (loss)	(4,147)	(4,147)	(8,533)	12,680	(4,147)

Other comprehensive income (loss), net of tax	110,331	(6,918)	102,952	(96,034)	110,331

Comprehensive income (loss) attributable to Nabors	275,158	(232,806)	196,578	36,228	275,158
Net income (loss) attributable to noncontrolling interest	621	—	621	(621)	621
Translation adjustment to noncontrolling interest	311	—	311	(311)	311

Comprehensive income (loss) attributable to noncontrolling interest	932	—	932	(932)	932

Comprehensive income (loss)	$276,090	$(232,806)	$197,510	$35,296	$276,090

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Other Comprehensive Income (Loss)

	Year Ended December 31, 2011
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	Revised	Revised	Revised	Revised	Revised
	(In thousands)
Net income (loss) attributable to Nabors	$248,524	$100,018	$520,356	$(620,374)	$248,524
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(20,257)	(5,511)	(25,768)	31,279	(20,257)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	5,356	226	5,582	(5,808)	5,356
Less: reclassification adjustment for (gains)/losses on marketable securities	(3,036)	—	(3,036)	3,036	(3,036)

Unrealized gains/(losses) on marketable securities	2,320	226	2,546	(2,772)	2,320
Pension plan	(5,391)	(5,391)	(10,782)	16,173	(5,391)
Unrealized gains/(losses) and amortization of (gains)/losses on cash flow hedges	763	763	763	(1,526)	763
Other comprehensive income (loss) before tax	(22,565)	(9,913)	(33,241)	43,154	(22,565)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,777)	(1,777)	(3,793)	5,570	(1,777)

Other comprehensive income (loss), net of tax	(20,788)	(8,136)	(29,448)	37,584	(20,788)

Comprehensive income (loss) attributable to Nabors	227,736	91,882	490,908	(582,790)	227,736
Net income (loss) attributable to noncontrolling interest	1,045	—	1,045	(1,045)	1,045
Translation adjustment to noncontrolling interest	(185)	—	(185)	185	(185)

Comprehensive income (loss) attributable to noncontrolling interest	860	—	860	(860)	860

Comprehensive income (loss)	$228,596	$91,882	$491,768	$(583,650)	$228,596

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2013
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$16,746	$(157,952)	$1,531,902	$27,527	$1,418,223
Cash flows from investing activities:
Purchases of investments	—	—	—	—	—
Sales and maturities of investments	—	—	164,510	—	164,510
Proceeds from sale of unconsolidated affiliates	—	—	12,640	—	12,640
Cash paid for acquisition of businesses, net	—	—	(116,971)	—	(116,971)
Investment in unconsolidated affiliates	—	—	(5,967)	—	(5,967)
Capital expenditures	—	—	(1,178,205)	—	(1,178,205)
Proceeds from sales of assets and insurance claims	—	—	308,538	—	308,538
Cash paid for investments in consolidated affiliates	(100)	(772,000)	(1,544,000)	2,316,100	—
Other	—	—	(13)	—	(13)
Changes in intercompany balances	—	748,537	(748,537)	—	—

Net cash provided by (used for) investing activities	(100)	(23,463)	(3,108,005)	2,316,100	(815,468)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(4,421)	—	(4,421)
Proceeds from issuance of long-term debt	—	698,434	319	—	698,753
Debt issuance costs	—	(4,500)	—	—	(4,500)
Proceeds from (payments for) issuance of common shares	37,455	—	—	(32,072)	5,383
Reduction in long-term debt	—	(994,112)	(69)	—	(994,181)
Dividends to shareholders	(51,713)	—	—	4,545	(47,168)
Proceeds (reductions) in commercial paper, net	—	329,844	—	—	329,844
Reduction in revolving credit facilities	—	(720,000)	—	—	(720,000)
Proceeds from parent contributions	—	772,000	1,544,100	(2,316,100)	—
Other	(3,296)	—	10,000	—	6,704

Net cash (used for) provided by financing activities	(17,554)	81,666	1,549,929	(2,343,627)	(729,586)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,176)	—	(8,176)

Net increase (decrease) in cash and cash equivalents	(908)	(99,749)	(34,350)	—	(135,007)
Cash and cash equivalents, beginning of period	1,639	106,778	416,505	—	524,922

Cash and cash equivalents, end of period	$731	$7,029	$382,155	$—	$389,915

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2012
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$7,253	$39,708	$1,546,250	$(30,506)	$1,562,705
Cash flows from investing activities:
Purchases of investments	—	—	(949)	—	(949)
Sales and maturities of investments	—	—	31,944	—	31,944
Proceeds from sale of unconsolidated affiliates	—	—	159,529	—	159,529
Cash paid for acquisition of businesses, net	(35)	—	—	35	—
Investment in unconsolidated affiliates	—	—	(1,325)	—	(1,325)
Capital expenditures	—	—	(1,518,628)	—	(1,518,628)
Proceeds from sales of assets and insurance claims	—	—	149,801	—	149,801
Changes in intercompany balances	—	274,482	(274,482)	—	—

Net cash provided by (used for) investing activities	(35)	274,482	(1,454,110)	35	(1,179,628)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	1,612	—	1,612
Debt issuance costs	—	(3,433)	—	—	(3,433)
Proceeds from revolving credit facilities	—	710,000	—	—	710,000
Proceeds from (payments for) issuance of common shares	(3,622)	—	(3)	—	(3,625)
Reduction in long-term debt	—	(224,997)	(51,261)	—	(276,258)
Reduction in revolving credit facilities	—	(680,000)	—	—	(680,000)
Other	(2,160)	—	(263)	—	(2,423)
Proceeds from parent contributions	—	—	35	(35)	—
Cash dividends paid	—	(9,003)	(21,503)	30,506	—

Net cash (used for) provided by financing activities	(5,782)	(207,433)	(71,383)	30,471	(254,127)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,603)	—	(2,603)

Net increase (decrease) in cash and cash equivalents	1,436	106,757	18,154	—	126,347
Cash and cash equivalents, beginning of period	203	21	398,351	—	398,575

Cash and cash equivalents, end of period	$1,639	$106,778	$416,505	$—	$524,922

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24 Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$6,612	$(109,125)	$1,559,000	$—	$1,456,487
Cash flows from investing activities:
Purchases of investments	—	—	(11,746)	—	(11,746)
Sales and maturities of investments	—	—	39,063	—	39,063
Proceeds from sale of unconsolidated affiliate	—	—	142,984	—	142,984
Cash paid for acquisition of businesses, net	—	—	(55,459)	—	(55,459)
Investment in unconsolidated affiliates	—	—	(112,262)	—	(112,262)
Capital expenditures	—	—	(2,042,617)	—	(2,042,617)
Proceeds from sales of assets and insurance claims	—	—	180,558	—	180,558
Cash paid for investments in consolidated affiliates	(26,235)	(65,000)	—	91,235	—
Changes in intercompany balances	—	77,947	(77,947)	—	—

Net cash provided by (used for) investing activities	(26,235)	12,947	(1,937,426)	91,235	(1,859,479)

Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	6,375	—	6,375
Proceeds from issuance of long-term debt	—	697,578	—	—	697,578
Debt issuance costs	—	(7,141)	—	—	(7,141)
Proceeds from revolving credit facilities	—	1,510,000	50,000	—	1,560,000
Proceeds from (payments for) issuance of common shares	11,605	—	—	—	11,605
Reduction in long-term debt	—	(1,404,246)	(35)	—	(1,404,281)
Reduction in revolving credit facilities	—	(700,000)	—	—	(700,000)
Proceeds from parent contributions	—	—	91,235	(91,235)	—
Other	(2,626)	(12)	1,747	—	(891)

Net cash (used for) provided by financing activities	8,979	96,179	149,322	(91,235)	163,245
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,380)	—	(3,380)

Net increase (decrease) in cash and cash equivalents	(10,644)	1	(232,484)	—	(243,127)
Cash and cash equivalents, beginning of period	10,847	20	630,835	—	641,702

Cash and cash equivalents, end of period	$203	$21	$398,351	$—	$398,575

Note 25 Subsequent Events

        On February 21, 2014, our Board of Directors declared a cash dividend of $0.04 per share to the holders of record of our common shares as of March 10, 2014 to be paid on March 31, 2014.

Supplemental Information on Oil and Gas Exploration and Production Activities (unaudited)

        We own certain mineral interests in connection with our investment in development and production of natural gas, oil and natural gas liquids in the United States and the Canadian provinces of Alberta and British Columbia.

        Beginning in 2010 and in accordance with the SEC's Final Rule, Modernization of Oil and Gas Reporting, our operating results from wholly owned oil and gas activities and from our U.S. unconsolidated oil and gas joint venture were deemed significant, and we provided the oil and gas disclosure required by the SEC's Industry Guide. In December 2012, we sold our U.S. unconsolidated oil and gas joint venture, which was the only remaining oil and gas investment classified as continuing operations. During 2013, we determined that the criteria for disclosing significant oil and gas activities was not met. Accordingly, we present below for 2011 and 2012, our oil and gas activities, during which time these investments were deemed significant.

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

Results of Operations

        Results of operations of oil and gas activities are included in discontinued operations, except those of our former unconsolidated U.S. oil and gas joint venture. Net revenues from production include only the revenues from the production and sale of natural gas, oil, and natural gas liquids. Production costs are those incurred to operate and maintain wells and related equipment and facilities used in oil and gas operations. Exploration expenses include dry-hole costs, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization ("DD&A") allowances, after giving effect to permanent differences. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

	United States	Canada	Colombia	Total
	(In thousands)
Results of Operations
For the year ended December 31, 2011:
Consolidated Subsidiaries
Revenue	$25,684	$7,046	$12,378	$45,108
Production costs	12,682	27,432 (3)	3,704	43,818
Exploration expenses	23,768	3,324	122	27,214
Depreciation and depletion	22,350	104	949	23,403
Impairment of oil and gas properties	71,392	183,654	—	255,046
Loss (gain) on disposition	(6,642)	—	(39,599)	(46,241)
Related income tax expense (benefit)	(38,707)	(54,979)	15,577	(78,109)

Results of producing activities for consolidated subsidiaries	$(59,159)	$(152,489)	$31,625	$(180,023)

	Revised			Revised
Equity Companies(1)
Revenue	$102,149	$1,335	$26,730	$130,214
Production costs	28,639	4,600	10,598	43,837
Depreciation and depletion	37,874	1,032	9,806	48,712
Impairment of oil and gas properties	2,088	—	—	2,088
Realized gain on derivative instrument	—	(84)	—	(84)
Loss (gain) on acquisitions/dispositions	(49,575)	—	(95,301)	(144,876)
Related income tax expense (benefit)(2)	—	—	6,055	6,055

Results of producing activities for equity subsidiaries	$83,123	$(4,213)	$95,572	$174,482

Total results of operations	$23,964	$(156,702)	$127,197	$(5,541)

	United States	Canada	Colombia		Total
	(In thousands)
Results of Operations
For the year ended December 31, 2012:
Consolidated Subsidiaries
Revenue	$24,805	$4,741	$435		$29,981
Production costs	8,959	5,842	106		14,907
Exploration expenses	1,245	160	2,343		3,748
Depreciation and depletion	89	2,308	13		2,410
Impairment of oil and gas properties	29,314	127,766	—		157,080
Loss (gain) on disposition	(2,302)	—	(47,060	)(5)	(49,362)
Related income tax expense (benefit)	(8,092)	(32,834)	—		(40,926)

Results of producing activities for consolidated subsidiaries	$(4,408)	$(98,501)	$45,033		$(57,876)

	Revised				Revised
Equity Companies(1)
Revenue	$80,607	$—	$—		$80,607
Production costs	32,192	—	—		32,192
Depreciation and depletion	39,502	—	—		39,502
Impairment of oil and gas properties	305,151 (4)	—	—		305,151
Realized gain on derivative instrument	—	—	—		—
Related income tax expense (benefit)(2)	—	—	—		—

Results of producing activities for equity subsidiaries	$(296,238)	$—	$—		$(296,238)

Total results of operations	$(300,646)	$(98,501)	$45,033		$(354,114)

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
	(In thousands)
Capitalized Costs
For the year ended December 31, 2011:
Consolidated Subsidiaries
Property acquisition costs, proved	$587,385	$101,402	$—	$688,787
Property acquisition costs, unproved	101,611	92,750	23,767	218,128

Total acquisition costs	688,996	194,152	23,767	906,915
Accumulated depreciation and amortization	(539,380)	(28,838)	(741)	(568,959)

Net capitalized costs for consolidated subsidiaries	$149,616	$165,314	$23,026	$337,956

Equity Companies(1)
Property acquisition costs, proved	$1,141,393	$—	$—	$1,141,393
Property acquisition costs, unproved	103,657	—	—	103,657

Total acquisition costs	1,245,050	—	—	1,245,050
Accumulated depreciation and amortization	(512,503)	—	—	(512,503)

Net capitalized costs for equity companies	$732,547	$—	$—	$732,547

	United States	Canada	Colombia	Total
	(In thousands)
Capitalized Costs
For the year ended December 31, 2012:
Consolidated Subsidiaries
Property acquisition costs, proved	$114,427	$62,048	$—	$176,475
Property acquisition costs, unproved	91,219	83,455	—	174,674

Total acquisition costs	205,646	145,503	—	351,149
Accumulated depreciation and amortization	(23,949)	(29,560)	—	(53,509)

Net capitalized costs for consolidated subsidiaries	$181,697	$115,943	$—	$297,640

Equity Companies(2)

(1)
Represents our proportionate share of interests in our equity companies for the applicable year.

(2)
As of December 31, 2012, we had no equity companies with oil and gas assets.

Costs Incurred in Oil and Gas Property Acquisitions, Exploration and Development

        Amounts reported as costs incurred include both capitalized costs and costs charged to expense during 2012 and 2011, respectively, for oil and gas property acquisition, exploration and development activities. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligations resulting from changes to cost estimates during the year. Exploration costs include the costs of drilling and equipping successful exploration wells, as well as dry-hole costs, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Development costs include the costs of drilling and equipping development wells, and construction of related production facilities.

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
	(In thousands)
Costs incurred in property acquisitions, exploration and development activities
For the year ended December 31, 2012:
Consolidated Subsidiaries
Property acquisition costs, proved	$—	$—	$—	$—
Property acquisition costs, unproved	—	—	—	—
Exploration costs	27,994	190	13,181	41,365
Development costs	64,805	623	—	65,428
Asset retirement costs	89	162	13	264

Total costs incurred for consolidated subsidiaries	$92,888	$975	$13,194	$107,057

Equity Companies(1)
Property acquisition costs, proved	$1,420	$—	$—	$1,420
Property acquisition costs, unproved	—	—	—	—
Exploration costs	31,411	—	—	31,411
Development costs	24,355	—	—	24,355
Asset retirement costs	127	—	—	127

Total costs incurred for equity companies	$57,313	$—	$—	$57,313

(1)
Represents our proportionate share of interests in equity companies for the applicable year.

Oil and Gas Reserves

        The reserve disclosures that follow reflect estimates of proved reserves for our consolidated subsidiaries and equity companies of natural gas, oil, and natural gas liquids owned at December 31, 2012 and 2011 and changes in proved reserves during 2012 and 2011. Our year-end reserve volumes in the following tables were calculated using average prices during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. These reserve quantities are also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow. Estimates of volumes of proved reserves of natural gas at year end are expressed in billions of cubic feet of natural gas ("Bcf") at a pressure base of 14.73 pounds per square inch for natural gas and in millions of barrels ("MMBbls") for oil and natural gas liquids.

        For our wholly owned properties in the United States, the prices used in our reserve reports were $2.75 per mcf for the 12-month average of natural gas, $33.74 per barrel for natural gas liquids and $94.71 per barrel for oil at December 31, 2012. For our wholly owned properties in Canada, the price used in our reserve reports was $1.05 per mcf for the 12-month average of natural gas at December 31, 2012.
        Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

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

        Proved reserves include 100 percent of each majority-owned affiliate's participation in proved reserves and our ownership percentage of the proved reserves of equity companies, but exclude royalties and quantities due others.

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

	United States		Canada		Colombia		Total
Reserves	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
Net proved reserves of consolidated subsidiaries
January 1, 2011	21.2	19.8	—	5.5	2.0	—	23.2	25.3
Revisions	0.1	(3.9)	—	0.9	—	—	0.1	(3.0)
Extensions, additions and discoveries	1.6	4.0	—	—	—	—	1.6	4.0
Production	(0.2)	(3.0)	—	(2.1)	(0.1)	—	(0.3)	(5.1)
Purchases in place	—	—	—	3.9	—	—	—	3.9
Sales in place	(20.9) (2)	—	—	—	(1.9)	—	(22.8)	—

December 31, 2011	1.8	16.9	—	8.2	—	—	1.8	25.1
Revisions	(0.2)	0.6	—	1.5	—	—	(0.2)	2.1
Extensions, additions and discoveries	14.8 (3)	0.9	—	—	—	—	14.8	0.9
Production	(0.2)	(0.8)	—	(2.0)	—	—	(0.2)	(2.8)
Purchases in place	—	—	—	—	—	—	—	—
Sales in place	(0.8)	(16.5) (4)	—	—	—	—	(0.8)	(16.5)

December 31, 2012	15.4	1.1	—	7.7	—	—	15.4	8.8

	United States		Canada			Colombia			Total
Reserves	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)		Liquids (MMBbls)		Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
Proportional interest in proved reserves of equity companies
January 1, 2011	7.9	552.8	—	5.2		1.9		—	9.8	558.0
Revisions	(4.2)	(359.0)	—	—		—		—	(4.2)	(359.0)
Extensions, additions and discoveries	3.2	103.1	—	—		—		—	3.2	103.1
Production	(0.4)	(18.6)	—	(0.4)		(0.3)		—	(0.7)	(19.0)
Purchases in place	9.4	304.2 (5)	—	—		—		—	9.4	304.2
Sales in place	—	—	—	(4.8)	(6)	(1.6)	(7)	—	(1.6)	(4.8)

December 31, 2011	15.9	582.5	—	—		—		—	15.9	582.5
Revisions	(1.5)	(22.6)	—	—		—		—	(1.5)	(22.6)
Extensions, additions and discoveries	1.4	8.9	—	—		—		—	1.4	8.9
Production	(0.5)	(19.0)	—	—		—		—	(0.5)	(19.0)
Purchases in place	—	—	—	—		—		—	—	—
Sales in place(8)	(15.3)	(549.8)	—	—		—		—	(15.3)	(549.8)

December 31, 2012	—	—	—	—		—		—	—	—

	United States		Canada		Colombia		Total
Reserves	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)	Liquids (MMBbls)	Natural Gas (Bcf)
Total proved reserves at December 31, 2011	17.7	599.4	—	8.2	—	—	17.7	607.6
Total proved reserves at December 31, 2012	15.4	1.1	—	7.7	—	—	15.4	8.8
Proved Developed Reserves at December 31, 2011
Consolidated subsidiaries	0.9	13.6	—	8.2	—	—	0.9	21.8
Equity companies(1)	6.3	256.4	—	—	—	—	6.3	256.4
Proved Developed Reserves at December 31, 2012
Consolidated subsidiaries	1.1	0.4	—	7.7	—	—	1.1	8.1
Proved Undeveloped Reserves at December 31, 2011
Consolidated subsidiaries	0.9	3.3	—	—	—	—	0.9	3.3
Equity companies(1)	9.6	326.1	—	—	—	—	9.6	326.1
Proved Undeveloped Reserves at December 31, 2012
Consolidated subsidiaries	14.3	0.7	—	—	—	—	14.3	0.7

(1)
Represents our proportionate share of interests in equity companies for the applicable year. As of December 31, 2012, we had no equity companies with oil and gas assets.

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

(6)
Relates to the proved reserves of 4.8 Bcfe that were exchanged for our ownership interest when the Canada unconsolidated oil & gas joint venture was dissolved in June 2011.

(7)
Relates to the sale of Remora's assets which resulted in a decrease in proved reserves of 9.5 Bcfe.

(8)
Relates to our sale of Sabine in December 2012, which included 15.1 MMBbls and 531.9 Bcf, respectively, of oil and natural gas.

Standardized Measure of Discounted Future Cash Flows

        For the years ended December 31, 2012 and 2011, the standardized measure of discounted future net cash flow was computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10 percent to proved reserves. Estimated future net cash flows for all periods presented are reduced by estimated future development, production, abandonment and dismantlement costs based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development, production costs, and abandonment and dismantlement. Income tax expense, both U.S. and global, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The 10-percent discount factor is prescribed by GAAP.

        The present value of future net cash flows does not purport to be an estimate of the fair market value of our consolidated subsidiaries and equity companies' proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on our consolidated financial statements.

	United States	Canada	Colombia	Total
	(In thousands)
Standardized Measure of Discounted Future Cash Flows
For the year ended December 31, 2011:
Consolidated Subsidiaries
Future cash flows from sales of oil and gas	$225,141	$20,906	$—	$246,047
Future production costs	(66,448)	(5,761)	—	(72,209)
Future development costs	(45,505)	(1,607)	—	(47,112)
Future income tax expense(2)	—	—	—	—

Future net cash inflows	113,188	13,538	—	126,726
Effect of discounting net cash flows at 10%	(55,886)	(2,527)	—	(58,413)

Discounted future net cash flows	$57,302	$11,011	$—	$68,313

Equity Companies(1)
Future cash flows from sales of oil and gas	$3,347,348	$—	$—	$3,347,348
Future production costs	(1,005,922)	—	—	(1,005,922)
Future development costs	(660,509)	—	—	(660,509)
Future income tax expense(3)	—	—	—	—

Future net cash inflows	1,680,917	—	—	1,680,917
Effect of discounting net cash flows at 10%	(1,098,854)	—	—	(1,098,854)

Discounted future net cash flows	$582,063	$—	$—	$582,063

Total consolidated and equity interests in standardized measure of discounted future net cash flows	$639,365	$11,011	$—	$650,376

For the year ended December 31, 2012:
Consolidated Subsidiaries
Future cash flows from sales of oil and gas	$1,633,946	$8,101	$—	$1,642,047
Future production costs	(427,971)	(5,060)	—	(433,031)
Future development costs	(402,392)	(376)	—	(402,768)
Future income tax expense(2)	(305,215)	—	—	(305,215)

Future net cash inflows	498,368	2,665	—	501,033
Effect of discounting net cash flows at 10%	(218,139)	(268)	—	(218,407)

Discounted future net cash flows	$280,229	$2,397	$—	$282,626

Total consolidated and equity interests in standardized measure of discounted future net cash flows(4)	$280,229	$2,397	$—	$282,626

(1)
Represents our proportionate share of interests in equity companies for the applicable year.

(2)
For Canada and Colombia, there are net operating loss carryforwards that are expected to offset any future taxable earnings.

(3)
Equity companies are pass-through entities for tax purposes.

(4)
As of December 31, 2012, we had no equity companies with oil and gas assets.

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

        The following table reflects the estimate of changes in the standardized measure of discounted future net cash flows from proved reserves:

	United States	Canada	Colombia	Total
	(In thousands)
Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
Consolidated Subsidiaries
Discounted future net cash flows as of December 31, 2011	$57,302	$11,011	$—	$68,313

Value of reserves added during the year due to extensions, discoveries and net purchases less related costs	454,913	—	—	454,913
Changes in value of previous-year reserves due to:
Sales of oil and gas produced, net of production costs	(14,958)	1,101	—	(13,857)
Development costs incurred during the year	11,343	623	—	11,966
Net change in prices and production costs	13,174	(11,659)	—	1,515
Net change in future development costs	1,164	4	—	1,168
Revisions of previous reserve estimates	(894)	427	—	(467)
Purchases of reserves	—	—	—	—
Divestiture of reserves	(33,082)	—	—	(33,082)
Accretion of discount	5,730	1,101	—	6,831
Other	(25,922)	(211)	—	(26,133)
Net change in income taxes(2)	(188,541)	—	—	(188,541)

Total change in the standardized measure for consolidated subsidiaries	$222,927	$(8,614)	$—	$214,313

Discounted future net cash flows as of December 31, 2012	$280,229	$2,397	$—	$282,626

	United States	Canada	Colombia	Total
	(In thousands)
Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
Equity Companies(1)
Discounted future net cash flows as of December 31, 2011	$582,063	$—	$—	$582,063

Value of reserves added during the year due to extensions, discoveries and net purchases less related costs	16,926	—	—	16,926
Changes in value of previous-year reserves due to:
Sales of oil and gas produced, net of production costs	(48,432)	—	—	(48,432)
Development costs incurred during the year	24,356	—	—	24,356
Net change in prices and production costs	—	—	—	—
Net change in future development costs	—	—	—	—
Revisions of previous reserve estimates	(377,184)	—	—	(377,184)
Purchases of reserves	—	—	—	—
Divestiture of reserves(4)	(246,093)	—	—	(246,093)
Accretion of discount	58,206	—	—	58,206
Other	(9,842)	—	—	(9,842)
Net change in income taxes(3)	—	—	—	—

Total change in the standardized measure for equity companies	$(582,063)	$—	$—	$(582,063)

Discounted future net cash flows as of December 31, 2012	$—	$—	$—	$—

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

(4)
Includes $233 million, representing our divestiture of Sabine in December 2012.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. Because we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

The Company's management, with the participation of the Company's Chairman, President and Chief Executive Officer and its Principal Accounting and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company's Chairman, President and Chief Executive Officer and its Principal Accounting and Financial Officer have concluded that, as of the end of the period, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chairman, President and Chief Executive Officer and its Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013. PricewaterhouseCoopers LLP has issued a report on the effectiveness of internal control over financial reporting, which is included in Part II, Item 8 of this report.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2014 annual general meeting of shareholders under the captions "Election of Directors", "Other Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated into this document by reference.

        We have adopted a Code of Business Conduct that applies to all directors, employees, including our principal executive officer and principal financial and accounting officer. The Code of Ethics satisfies the SEC's definition of a "Code of Ethics" and is posted on our website at www.nabors.com. We intend to disclose on our website any amendments to the Code and any waivers of the Code that apply to our principal executive officer, principal financial officer, or principal accounting officer.

        On June 14, 2013, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the Exchange's Corporate Governance listing standards as required by Section 303A-12(a) of the Exchange's Listed Company Manual.

ITEM 11.    EXECUTIVE COMPENSATION

        The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2014 annual general meeting of shareholders under the caption "Management Compensation" and except as specified in the following sentence, is incorporated into this document by reference. Information in Nabors' 2014 Proxy Statement not deemed to be "soliciting material" or "filed" with the Commission under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        We maintain five different equity compensation plans: 1996 Employee Stock Plan, 1998 Employee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors, 2003 Employee Stock Plan and 2013 Stock Plan pursuant to which we may grant equity awards to eligible persons. The terms of our equity compensation plans are described more fully below.

        The following table gives information about these equity compensation plans as of December 31, 2013:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	15,521,493	$20.3156	6,840,094
Equity compensation plans not approved by security holders	2,764,867	$25.4706	1,007,584

Total	18,286,360		7,847,678

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

(2)
The 2003 Employee Stock Plan provided, commencing on June 1, 2006 and expiring January 1, 2011, on each January 1 for an automatic increase in the number of shares reserved and available for issuance under the Plan by an amount equal to two percent (2%) of the Company's outstanding common shares as of each June 1 or January 1. Effective June 3, 2013, no new awards could be granted under this plan, but there are outstanding awards that were granted before this date.

        Following is a brief summary of the material terms of the plans that have not been approved by our shareholders. Unless otherwise indicated, (1) each plan is administered by an independent committee appointed by the Company's Board of Directors; (2) the exercise price of options granted under each plan must be no less than 100% of the fair market value per common share on the date of the grant of the option; (3) the term of an award granted under each plan may not exceed 10 years; (4) options granted under the plan are nonstatutory options ("NSOs") not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "IRC"); and (5) unless otherwise determined by the committee in its discretion, options may not be exercised after the optionee has ceased to be employed by the Company.

1998 Employee Stock Plan

        The plan reserved for issuance up to 35,000,000 common shares of the Company pursuant to the exercise of options granted under the plan. The persons eligible to participate in the plan were employees and consultants of the Company. Options granted to employees were either awards of shares, non-qualified stock options (each, an "NQSO"), incentive stock options (each, an "ISO") or stock appreciation rights (each, an "SAR"). An optionee may reduce the option exercise price by paying the Company in cash, shares, options, or the equivalent, an amount equal to the difference between the exercise price and the reduced exercise price of the option. The administrative committee established performance goals for stock awards in writing and not later than the date required for compliance under Section 162(m) of the IRC, and vesting of these shares was contingent upon the attainment of such performance goals. Stock awards vest over a period determined by the committee. The plan expired on January 8, 2008 and effective that date, no new awards could be granted even though there are outstanding awards that were granted before this date. The committee could grant ISOs of not less than 100% of the fair market value per common share on the date of grant; except that in the event the optionee owns on the date of grant, securities possessing more than 10% of the total combined voting power of all classes of securities of the Company or of any subsidiary of the Company, the price per share must not have been less than 110% of the fair market value per common share on the date of the grant. The option must expire five years from the date it is granted. SARs may be granted in conjunction with all or part of any option granted under the plan, in which case the exercise of the SAR must require the cancellation of a corresponding portion of the option; conversely, the exercise of the option will result in cancellation of a corresponding portion of the SAR. In the case of a NQSO, SARs may be granted either at or after the time of grant of the option. In the case of an ISO, SARs may be granted only at the time of grant of the option. A SAR may also be granted on a stand-alone basis. The term of a SAR must be established by the committee. The exercise price of a SAR cannot be less than 100% of the fair market value per common share on the date of grant. The committee has the authority to make provisions in its award and grant agreements to address vesting and other issues arising in connection with a change of control.

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

        The remainder of the information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2014 annual general meeting of shareholders under the caption "Share Ownership of Management and Principal Shareholders" and is incorporated into this document by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2014 annual general meeting of shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated into this document by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2014 annual general meeting of shareholders under the caption "Independent Auditor Fees" and is incorporated into this document by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)    The following documents are filed as part of this report:

  (1)
  Financial Statements

  (2)
  Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts	164

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

NABORS INDUSTRIES LTD.
By:	/s/ ANTHONY G. PETRELLO Anthony G. Petrello Chairman, President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ R. CLARK WOOD R. Clark Wood Principal Accounting and Financial Officer
Date:	March 3, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO Anthony G. Petrello	Chairman, President and Chief Executive Officer	March 3, 2014
/s/ R. CLARK WOOD R. Clark Wood	Principal Accounting and Financial Officer	March 3, 2014
* James R. Crane	Director	March 3, 2014
* Michael C. Linn	Director	March 3, 2014
* John V. Lombardi	Director	March 3, 2014

Signature	Title	Date

* John P. Kotts	Director	March 3, 2014
* Myron M. Sheinfeld	Director	March 3, 2014
* John Yearwood	Director	March 3, 2014
* W. Howard Wolf	Director	March 3, 2014

*By:	/s/ LAURA DOERRE Laura Doerre Attorney-in-Fact

Exhibit Index

Exhibit No.		Description
2.1		Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

3.2		Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 3, 2012).

4.1		Indenture, dated February 20, 2008, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.'s 6.15% Senior Notes due 2018 (including form of 6.15% Senior Note due 2018) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).

4.2		Indenture related to the Senior Notes due 2019, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.'s 9.25% Senior Notes due 2019 (including form of 9.25% Senior Note due 2019) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 14, 2009).

4.3		Indenture, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust Company, as trustee and Citibank, N.A. as securities administrator, with respect to Nabors Industries, Inc.'s 5.0% Senior Notes due 2020 (including form of 5.0% Senior Note due 2020) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).

4.4		Indenture, dated as of August 23, 2011, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust, National Association, as trustee and Citibank, N.A. as securities administrator, with respect to Nabors Industries, Inc.'s 4.625% Senior Notes due 2021 (including form of 4.625% Senior Note due 2021) (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on August 24, 2011).

4.5		Rights Agreement, dated July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A., as Rights Agent, including the Form of Certificate of Designations of Series A Junior Participating Preferred Shares, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares, respectively attached thereto as Exhibits A, B and C ("Rights Agreement") (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.'s Form 8-K (File No. 001-32657) filed with the Commission on July 17, 2012).

4.5(a	)	Amendment No. 1, dated as of April 4, 2013, to the Rights Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-32657) filed with the Commission on April 4, 2013).

4.5(b	)	Amendment No. 2, dated as of July 15, 2013, to the Rights Agreement (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form 8-A/A (File No. 001-32657) filed with the Commission on July 15, 2013).

Exhibit No.		Description

4.6		Purchase Agreement, dated September 4, 2013, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, Merrill Lynch Pierce Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., PNC Capital Markets LLC, BBVA Securities Inc., Wells Fargo Securities, LLC, SMBC Nikko Securities America, Inc. and U.S. Bancorp Investments, Inc., with respect to Nabors Industries, Inc.'s 2.35% Senior Notes due 2016 and 5.1% Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 5, 2013).

4.6(a	)	Indenture related to the 2.35% Senior Notes due 2016 and 5.10% Senior Notes due 2023, dated as of September 12, 2013, among Nabors Industries, Inc. as Issuer, Nabors Industries Ltd. as Guarantor, Wilmington Trust, National Association as Trustee and Citibank, N.A. as Securities Administrator (including form of 2.35% Senior Note due 2016 and form of 5.10% Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on September 13, 2013).

4.6(b	)	Registration Rights Agreement related to the 2.35% senior notes due 2016, dated as of September 12, 2013, among Nabors Industries, Inc. as Issuer, Nabors Industries Ltd. as Guarantor and Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and Mizuho Securities USA Inc. as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on September 13, 2013).

4.6(c	)	Registration Rights Agreement related to the 5.10% senior note due 2023, dated as of September 12, 2013, among Nabors Industries, Inc. as Issuer, Nabors Industries Ltd. as Guarantor, and Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and Mizuho Securities USA Inc. as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the Commission on September 13, 2013).

10.1	(+)	Termination Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello effective December 31, 2012 and relating to Mr. Petrello's Employment Agreement dated effective as of April 1, 2009 (incorporated by reference to Exhibit 99.2 to Nabors Industries Ltd.'s Form 8-K (File No. 001-32657) filed with the Commission on March 11, 2013).

10.1(a	)(+)	Stock Bonus Agreement dated March 7, 2013 among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.3 to Nabors Industries Ltd.'s Form 8-K (File No. 001-32657) filed with the Commission on March 11, 2013).

10.2	(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Revised Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the SEC on May 4, 2006) (incorporated by reference to Exhibit 99.1 to our Form S-8 filed with the SEC on November 12, 2008).

10.2(a	)(+)	Form of Stock Option Agreement—Others, pursuant to the 2003 Employee Stock Plan (incorporated by reference to Exhibit 10.6(d) to our Form 10-K (File No. 001-32657) filed with the SEC on March 1, 2013)(+).

Exhibit No.		Description
10.2(b	)(+)	Form of Restricted Stock Agreement—Others, pursuant to the 2003 Employee Stock Plan (incorporated by reference to Exhibit 10.6(d) to our Form 10-K (File No. 001-32657) filed with the SEC on March 1, 2013)(+).

10.3		Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers (incorporated by reference to Exhibit 10.28 to our Form 10-K (File No. 000-49887) filed with the SEC on March 31, 2003).

10.4	(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Revised Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the SEC on May 4, 2006) (incorporated by reference to Exhibit 99.1 to our Form S-8 filed with the SEC on November 12, 2008).

10.4(a	)(+)	Form of Stock Option Agreement—Others, pursuant to the 2003 Employee Stock Plan (incorporated by reference to Exhibit 10.6(d) to Nabors Industries Ltd.'s Form 10-K (File No. 001-32657) filed with the Commission on March 1, 2013).

10.4(b	)(+)	Form of Restricted Stock Agreement—Others, pursuant to the 2003 Employee Stock Plan (incorporated by reference to Exhibit 10.6(e) to Nabors Industries Ltd.'s Form 10-K (File No. 001-32657) filed with the Commission on March 1, 2013).

10.5	(+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries, Inc.'s Registration Statement on Form S-8 (File No. 333-11313) filed with the SEC on September 3, 1996).

10.6	(+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries, Inc.'s Form 10-K (File No. 1-9245) filed with the SEC on March 31, 1999).

10.7	(+)	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

10.8	(+)	Nabors Industries Ltd. 2013 Stock Plan (incorporated by reference to Appendix B of Nabors Industries Ltd.'s Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the Commission on April 30, 2013).

10.8(a	)(+)*	Form of Stock Option Agreement—Others, pursuant to the 2013 Stock Plan(+).*

10.8(b	)(+)*	Form of Restricted Stock Agreement—Others, pursuant to the 2013 Stock Plan(+).*

10.8(c	)(+)*	Form of Restricted Stock Agreement—Directors, pursuant to the 2013 Stock Plan(+).*

10.8(d	)(+)*	Form of TSR Stock Grant Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan(+).*

10.8(e	)(+)*	Form of Nabors Industries Ltd. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan(+).*

10.8(f	)(+)*	Form of Nabors Corporate Services, Inc. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan(+).*

Exhibit No.	Description
10.9	Credit Agreement, dated as of November 29, 2012, among Nabors Industries, Inc. as US borrower, Nabors Canada as Canadian borrower, Nabors Industries Ltd. as guarantor, HSBC Bank Canada as Canadian lender, the other lenders party thereto, Mizuho Corporate Bank, Ltd. and HSBC Bank USA, N.A. as documentation agents, HSBC Bank USA, N.A. as syndication agent and Citibank, N.A. as administrative agent for the US lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on November 30, 2012).

10.10	Agreement, dated as of April 4, 2013, by and between Nabors Industries Ltd. and PHM Investment (USD) 1 S.à.r.l. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-32657) filed with the Commission on April 4, 2013).

12	Computation of Ratios.*

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).

21	Significant Subsidiaries*.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP—Houston.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer*

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Deputy Chairman, President and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer (furnished herewith).*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*
Filed herewith.

(+)
Management contract or compensatory plan or arrangement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2013, 2012 and 2011

	Balance at Beginnning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
2013
Allowance for doubtful accounts	$32,847	(1,880)	(294)	(3,539)	$27,134
Inventory reserve	$6,645	18,469	(366)	(2,748)	$22,000
Valuation allowance on deferred tax assets	$1,520,852	—	26,589	—	$1,547,441
2012
Allowance for doubtful accounts	$41,703	(5,979)	179	(3,056)	$32,847
Inventory reserve	$6,984	(3,141)	9	2,793	$6,645
Valuation allowance on deferred tax assets	$1,485,540	—	35,312	—	$1,520,852
2011
Allowance for doubtful accounts	$22,507	5,352	(29)	13,873	$41,703
Inventory reserve	$6,784	(1,185)	1,889	(504)	$6,984
Valuation allowance on deferred tax assets	$1,514,153	—	—	(28,613)	$1,485,540