Form 10-K/A
period 2013-12-31
NABORS INDUSTRIES LTD
filed 2014-04-01
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number 001-32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda Crown House Second Floor 4 Par-la-Ville Road Hamilton, HM08 Bermuda	980363970 (I.R.S. Employer Identification No.) N/A (Zip Code)
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

NABORS INDUSTRIES LTD.

Form 10-K/A

For the Year Ended December 31, 2013

Explanatory Note

This Amendment No.1 on Form 10-K/A is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission on March 3, 2014 (the “Original Filing”). We are filing this amendment to update the separate audited financial statements as previously filed in our Form 10-K/A with the Securities and Exchange Commission on April 1, 2013 of Sabine Oil and Gas LLC (“Sabine”), a former non-consolidated subsidiary for which we sold our equity interest in December 2012.  Sabine was a significant subsidiary during the years 2012 and 2011, and we, therefore, presented Sabine’s 2012 and 2011 separate audited financial statements in our previously filed Form 10-K pursuant to Regulation S-X, Rule 3-09, “Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons.”  Sabine has restated their financial statements for the years ended December 31, 2012 and 2011, and although Sabine is no longer a significant subsidiary, this Form 10-K/A is being filed to present the restated financial statements for the historical periods.

Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred on a date subsequent to the date of the Original Filing.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

(1)           Financial Statements

Page No.
Consolidated Balance Sheets as of December 31, 2013 and 2012	*
Consolidated Statements of Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011	*
Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011	*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	*
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	*

(2)           Financial Statement Schedules

Page No.

Schedule II — Valuation and Qualifying Accounts	*

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

4.5

Rights Agreement, dated July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A., as Rights Agent, including the Form of Certificate of Designations of Series A Junior Participating Preferred Shares, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares, respectively attached thereto as Exhibits A, B and C (“Rights Agreement”) (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on July 17, 2012).

4.5(a)

Amendment No. 1, dated as of April 4, 2013, to the Rights Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-32657) filed with the Commission on April 4, 2013).

4.5(b)

Amendment No. 2, dated as of July 15, 2013, to the Rights Agreement (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form 8-A/A (File No. 001-32657) filed with the Commission on July 15, 2013).

4.6

Purchase Agreement, dated September 4, 2013, among Nabors Industries, Inc., Nabors Industries Ltd., Citigroup Global Markets Inc. and HSBC Securities (USA) Inc., Mizuho Securities USA Inc., Morgan Stanley & Co. LLC, Merrill Lynch Pierce Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., PNC Capital Markets LLC, BBVA Securities Inc., Wells Fargo Securities, LLC, SMBC Nikko Securities America, Inc. and U.S. Bancorp Investments, Inc., with respect to Nabors Industries, Inc.’s 2.35% Senior Notes due 2016 and 5.1% Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 5, 2013).

4.6(a)

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

4.6(b)

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

4.6(c)

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

Exhibit No.	Description
10.1(+)

Termination Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello effective December 31, 2012 and relating to Mr. Petrello’s Employment Agreement dated effective as of April 1, 2009 (incorporated by reference to Exhibit 99.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on March 11, 2013).

10.1(a)(+)

Stock Bonus Agreement dated March 7, 2013 among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.3 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on March 11, 2013).

10.2(+)

Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Revised Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the SEC on May 4, 2006) (incorporated by reference to Exhibit 99.1 to our Form S-8 filed with the SEC on November 12, 2008).

10.2(a)(+)

Form of Stock Option Agreement—Others, pursuant to the 2003 Employee Stock Plan (incorporated by reference to Exhibit 10.6(d) to our Form 10-K (File No. 001-32657) filed with the SEC on March 1, 2013)(+).

10.2(b)(+)

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

10.4(a)(+)

Form of Stock Option Agreement—Others, pursuant to the 2003 Employee Stock Plan (incorporated by reference to Exhibit 10.6(d) to Nabors Industries Ltd.’s Form 10-K (File No. 001-32657) filed with the Commission on March 1, 2013).

10.4(b)(+)

Form of Restricted Stock Agreement—Others, pursuant to the 2003 Employee Stock Plan (incorporated by reference to Exhibit 10.6(e) to Nabors Industries Ltd.’s Form 10-K (File No. 001-32657) filed with the Commission on March 1, 2013).

10.5(+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries, Inc.’s Registration Statement on Form S-8 (File No. 333-11313) filed with the SEC on September 3, 1996).
10.6(+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries, Inc.’s Form 10-K (File No. 1-9245) filed with the SEC on March 31, 1999).
10.7(+)

Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

10.8(+)

Nabors Industries Ltd. 2013 Stock Plan (incorporated by reference to Appendix B of Nabors Industries Ltd.’s Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the Commission on April 30, 2013).

10.8(a)(+)	Form of Stock Option Agreement—Others, pursuant to the 2013 Stock Plan(+).
10.8(b)(+)	Form of Restricted Stock Agreement—Others, pursuant to the 2013 Stock Plan(+).
10.8(c)(+)	Form of Restricted Stock Agreement—Directors, pursuant to the 2013 Stock Plan(+).
10.8(d)(+)	Form of TSR Stock Grant Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan(+).
10.8(e)(+)	Form of Nabors Industries Ltd. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan(+).
10.8(f)(+)	Form of Nabors Corporate Services, Inc. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan(+).
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

12	Computation of Ratios.
14	Code of Business Conduct (incorporated by reference to Exhibit 14 to our Form 10-K (File No. 000-49887) filed with the SEC on March 15, 2004).
21	Significant Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP—Houston.
23.2	Consent of Independent Auditors—Deloitte & Touche LLP—Houston — Sabine Oil and Gas LLC—2012*
23.3	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP — Houston — Sabine Oil and Gas LLC—2011*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Clark Wood, Principal Accounting and Financial Officer**
31.2(a)	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Deputy Chairman, President and Chief Executive Officer and R. Clark Wood, Principal Accounting and Financial Officer.**

32.1(a)

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Deputy Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer (furnished herewith).*

99.1	Financial Statements and Notes for Sabine Oil and Gas LLC**
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

*                                         Filed herewith.

**                                  Previously filed

(+)                                 Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ William Restrepo
William Restrepo
Chief Financial Officer

Date: March 31, 2014