Form 10-Q
period 2014-03-31
NABORS INDUSTRIES LTD
filed 2014-05-09
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of common shares, par value $.001 per share, outstanding as of May 5, 2014 was 297,444,279.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share amounts)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$326,881	$389,915
Short-term investments	97,886	117,218
Assets held for sale	231,880	243,264
Accounts receivable, net	1,454,368	1,399,543
Inventory	194,371	209,793
Deferred income taxes	133,667	121,316
Other current assets	252,215	272,781
Total current assets	2,691,268	2,753,830
Long-term investments and other receivables	2,915	3,236
Property, plant and equipment, net	8,690,759	8,597,813
Goodwill	512,391	512,964
Investment in unconsolidated affiliates	63,069	64,260
Other long-term assets	226,671	227,708
Total assets	$12,187,073	$12,159,811

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$5,296	$10,185
Trade accounts payable	631,015	545,512
Accrued liabilities	584,748	697,093
Income taxes payable	17,083	58,634
Total current liabilities	1,238,142	1,311,424
Long-term debt	3,812,476	3,904,117
Other long-term liabilities	569,993	377,744
Deferred income taxes	526,005	516,161
Total liabilities	6,146,616	6,109,446

Commitments and contingencies (Note 9)
Subsidiary preferred stock	69,188	69,188

Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 325,772 and 323,711, respectively	326	324
Capital in excess of par value	2,401,614	2,392,585
Accumulated other comprehensive income (Revised)	160,466	216,140
Retained earnings (Revised)	4,342,690	4,304,664
Less: treasury shares, at cost, 28,414 common shares	(944,627)	(944,627)
Total shareholders’ equity	5,960,469	5,969,086
Noncontrolling interest	10,800	12,091
Total equity	5,971,269	5,981,177
Total liabilities and equity	$12,187,073	$12,159,811

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013

Revenues and other income:
Operating revenues	$1,589,618	$1,535,478
Earnings (losses) from unconsolidated affiliates	(2,445)	2,895
Investment income (loss)	980	79,421
Total revenues and other income	1,588,153	1,617,794

Costs and other deductions:
Direct costs	1,061,739	994,992
General and administrative expenses	134,266	130,878
Depreciation and amortization	282,127	269,365
Interest expense	44,810	60,011
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	1,476	59,737
Total costs and other deductions	1,524,418	1,514,983
Income (loss) from continuing operations before income tax	63,735	102,811
Income tax expense (benefit):
Current	13,658	18,829
Deferred	350	(8,975)
Total income tax expense (benefit)	14,008	9,854
Subsidiary preferred stock dividend	750	750
Income (loss) from continuing operations, net of tax	48,977	92,207
Income (loss) from discontinued operations, net of tax	1,515	7,011
Net income (loss)	50,492	99,218
Less: Net (income) loss attributable to noncontrolling interest	(573)	(97)
Net income (loss) attributable to Nabors	$49,919	$99,121

Earnings (losses) per share:
Basic from continuing operations	$0.16	$0.31
Basic from discontinued operations	0.01	0.03
Total Basic	$0.17	$0.34

Diluted from continuing operations	$0.16	$0.31
Diluted from discontinued operations	—	0.02
Total Diluted	$0.16	$0.33

Weighted-average number of common shares outstanding:
Basic	296,210	291,687
Diluted	299,050	294,170

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013

Net income (loss) attributable to Nabors	$49,919	$99,121
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(36,594)	(23,265)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(19,208)	10,139
Less: reclassification adjustment for (gains)/losses on marketable securities	—	(75,974)
Unrealized gains/(losses) on marketable securities	(19,208)	(65,835)
Pension liability amortization and adjustment	123	281
Unrealized gains/(losses) and amortization of cash flow hedges	153	153
Other comprehensive income (loss), before tax	(55,526)	(88,666)
Income tax expense (benefit) related to items of other comprehensive income (loss)	148	(214)
Other comprehensive income (loss), net of tax	(55,674)	(88,452)
Comprehensive income (loss) attributable to Nabors	(5,755)	10,669
Net income (loss) attributable to noncontrolling interest	573	97
Translation adjustment attributable to noncontrolling interest	(481)	(1,414)
Comprehensive income (loss) attributable to noncontrolling interest	92	(1,317)
Comprehensive income (loss)	$(5,663)	$9,352

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$50,492	$99,218
Adjustments to net income (loss):
Depreciation and amortization	282,349	273,423
Deferred income tax expense (benefit)	451	(5,371)
Losses (gains) on long-lived assets, net	3,517	—
Losses (gains) on investments, net	(7)	(78,655)
Share-based compensation	10,685	32,853
Foreign currency transaction losses (gains), net	(3,293)	4,316
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	2,445	(2,896)
Other	910	12,827
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(57,004)	(61,399)
Inventory	14,480	5,500
Other current assets	4,742	(33,829)
Other long-term assets	1,275	16,233
Trade accounts payable and accrued liabilities	(28,471)	(63,130)
Income taxes payable	(26,036)	11,327
Other long-term liabilities	188,028	(31,123)
Net cash provided by operating activities	444,563	179,295
Cash flows from investing activities:
Purchases of investments	(286)	—
Sales and maturities of investments	733	142,336
Proceeds from sale of unconsolidated affiliates		—
Cash paid for acquisition of businesses, net	(10,200)	(37,516)
Investment in unconsolidated affiliates	(1,255)	(12)
Capital expenditures	(396,465)	(235,539)
Proceeds from sales of assets and insurance claims	21,605	6,605
Net cash used for investing activities	(385,868)	(124,126)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(1,822)	(1,975)
Proceeds from (payments for) issuance of common shares	4,931	1,027
Dividends to shareholders	(11,893)	—
Proceeds from (payment for) commercial paper, net	(39,594)	(12,891)
Proceeds from revolving credit facilities	15,000	—
Reduction in revolving credit facilities	(67,500)	—
Other	(11,585)	1,395
Net cash (used for) provided by financing activities	(112,463)	(12,444)
Effect of exchange rate changes on cash and cash equivalents	(9,266)	(2,759)
Net increase (decrease) in cash and cash equivalents	(63,034)	39,966
Cash and cash equivalents, beginning of period	389,915	524,922
Cash and cash equivalents, end of period	$326,881	$564,888

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity

As of December 31, 2012 (As previously reported)	318,813	$319	$2,337,244	$431,595	$4,120,398	$(944,627)	$12,188	$5,957,117
Revision (Note 2)				(91,452)	91,452			—
As of December 31, 2012 (Revised)	318,813	319	2,337,244	340,143	4,211,850	(944,627)	12,188	5,957,117
Net income (loss)					99,121		97	99,218
Dividends to shareholders ($.04/share)					(12,891)			(12,891)
Other comprehensive income (loss), net of tax				(88,452)			(1,414)	(89,866)
Issuance of common shares for stock options exercised	108		1,027					1,027
Share-based compensation			32,853					32,853
Other	4,098	4	(2,777)					(2,773)
As of March 31, 2013	323,019	$323	$2,368,347	$251,691	$4,298,080	$(944,627)	$10,871	$5,984,685

As of December 31, 2013 (As previously reported)	323,711	$324	$2,392,585	$307,592	$4,213,212	$(944,627)	$12,091	$5,981,177
Revision (Note 2)				(91,452)	91,452			—
As of December 31, 2013 (Revised)	323,711	324	2,392,585	216,140	4,304,664	(944,627)	12,091	5,981,177
Net income (loss)					49,919		573	50,492
Dividends to shareholders ($.04/share)					(11,893)			(11,893)
Other comprehensive income (loss), net of tax				(55,674)			(481)	(56,155)
Issuance of common shares for stock options exercised	517	1	4,930					4,931
Share-based compensation			10,685					10,685
Other	1,544	1	(6,586)				(1,383)	(7,968)
As of March 31, 2014	325,772	$326	$2,401,614	$160,466	$4,342,690	$(944,627)	$10,800	$5,971,269

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

As a global provider of services for land-based and offshore oil and natural gas wells, Nabors’ fleet of rigs and equipment includes:

•                  493 actively marketed land drilling rigs for oil and gas land drilling operations in the United States, Canada and over 20 other countries throughout the world.

•                  445 actively marketed rigs for land well-servicing and workover services in the United States and approximately 98 rigs for land well-servicing and workover services in Canada.

•                  39 platform, 7 jackup and 4 barge rigs actively marketed in the United States and multiple international markets.

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

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).  In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2014, as well as the results of our operations, other comprehensive income, our cash flows and changes in equity for the three months ended March 31, 2014 and 2013, in accordance with GAAP.  Interim results for the three months ended March 31, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014.

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

Prior Period Revision

During the first quarter of 2014, we determined that we had incorrectly applied certain aspects of ASC 830 - Foreign Currency Matters with respect to the recording of foreign currency gains or losses on certain intercompany transactions.  GAAP requires the recognition of foreign currency gains or losses on U.S. dollar denominated intercompany balances of our subsidiaries that have a functional currency other than the U.S. dollar.  The primary years impacted were 2002 and 2009, which is the period over which a series of intercompany loans were outstanding between our Canadian subsidiary, whose functional currency is the Canadian dollar, and other subsidiaries whose functional currencies are the U.S. dollar.

The net effect understated net income for periods before 2009 by approximately $91.5 million, due to foreign currency gains that should have been recorded through net income, rather than through Cumulative Translation Adjustments (a component of Accumulated Other Comprehensive Income).  The correction of this error resulted in a revision to increase the beginning Retained Earnings at January 1, 2010 by approximately $91.5 million with the offset being a decrease to Accumulated Other Comprehensive Income, both of which are components of Shareholders’ Equity.  There was no other material impact to our assets, liabilities, cash flows or profit and loss for any periods presented. We do not consider this revision material to any period.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Raw materials	$121,780	$128,606
Work-in-progress	27,009	26,762
Finished goods	45,582	54,425
	$194,371	$209,793

Goodwill

We review goodwill for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets exceed their fair value.  We initially assess goodwill for impairment based on qualitative factors to determine whether to perform the two-step annual goodwill impairment test, a Level 3 fair value measurement.  After our qualitative assessment, step one of the impairment test compares the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount exceeds the fair value, a second step is required to measure the goodwill impairment loss.  The second step compares the implied fair value of the reporting unit’s goodwill to its carrying amount.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess.

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management.  Potential factors requiring assessment include a further or sustained decline in our stock price, declines in oil and natural gas prices, a variance in results of operations from forecasts, a change in operating strategy for particular assets and additional transactions in the oil and gas industry.  Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compare the sum of our reporting units’ estimated fair value, which includes the estimated fair value of non-operating assets and liabilities, less debt, to our market capitalization and assess the reasonableness of our estimated fair value. Any of the above-mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year.

Note 3 Cash and Cash Equivalents and Short-term Investments

Certain information related to our cash and cash equivalents and short-term investments follows:

	March 31, 2014			December 31, 2013
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$326,881	$—	$—	$389,915	$—	$—
Short-term investments:
Available-for-sale equity securities	77,591	49,045	—	96,942	68,395	—
Available-for-sale debt securities:
Corporate debt securities	19,525	4,252	—	19,388	4,122	—
Mortgage-backed debt securities	209	11	—	210	11	—
Mortgage-CMO debt securities	20	—	(1)	20	—	(2)
Asset-backed debt securities	541	1	(37)	658	2	(54)
Total available-for-sale debt securities	20,295	4,264	(38)	20,276	4,135	(56)
Total available-for-sale securities	97,886	53,309	(38)	117,218	72,530	(56)
Total short-term investments	97,886	53,309	(38)	117,218	72,530	(56)
Total cash, cash equivalents and short-term investments	$424,767	$53,309	$(38)	$507,133	$72,530	$(56)

Certain information related to the gross unrealized losses of our cash and cash equivalents and short-term investments follows:

	As of March 31, 2014
	Less Than 12 Months		More Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)

Available-for-sale debt securities: (1)
Mortgage-CMO debt securities	$20	$1	$—	$—
Asset-backed debt securities	—	—	361	37
Total available-for-sale debt securities	20	1	361	37
Total	$20	$1	$361	$37

(1)         Our unrealized losses on available-for-sale debt securities held for more than one year are comprised of various types of securities.  Each of these securities has a rating ranging from “A” to “AAA” from Standard & Poor’s and ranging from “A2” to “Aaa” from Moody’s Investors Service and is considered to be of high credit quality.  In each case, we do not intend to sell these investments, and it is less likely than not that we will be required to sell them to satisfy our own cash flow and working capital requirements.  We believe that we will be able to collect all amounts due according to the contractual terms of each investment and, therefore, do not consider the decline in value of these investments to be other-than-temporary at March 31, 2014.

The estimated fair values of our corporate, mortgage-backed, mortgage-CMO and asset-backed debt securities at March 31, 2014, classified by time to contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
March 31, 2014
(In thousands)
Debt securities:
Due in one year or less	$—
Due after one year through five years	15,525
Due in more than five years	4,770
Total debt securities	$20,295

Certain information regarding our debt and equity securities is presented below:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Available-for-sale
Proceeds from sales and maturities	$135	$86,601
Realized gains (losses), net	$—	$75,974

Note 4 Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2014.  Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter.  During the three months ended March 31, 2014, there were no transfers of our financial assets between Level 1 and Level 2 measures.  Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities (energy industry)	$76,729	$862	$—	$77,591
Available-for-sale debt securities:
Corporate debt securities	—	19,525	—	19,525
Mortgage-backed debt securities	—	209	—	209
Mortgage-CMO debt securities	—	20	—	20
Asset-backed debt securities	541	—	—	541
Total short-term investments	$77,270	$20,616	$—	$97,886

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

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP.  The fair value of our long-term debt, revolving credit facility, commercial paper and subsidiary preferred stock is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
2.35% senior notes due September 2016	$349,836	$357,851	$349,820	$354,694
6.15% senior notes due February 2018	970,234	1,102,511	969,928	1,097,480
9.25% senior notes due January 2019	339,607	427,966	339,607	428,733
5.00% senior notes due September 2020	698,208	748,720	697,947	731,955
4.625% senior notes due September 2021	698,024	723,030	698,148	709,793
5.10% senior notes due September 2023	348,797	362,250	348,765	349,731
Subsidiary preferred stock	69,188	69,000	69,188	69,000
Revolving credit facility	117,500	117,500	170,000	170,000
Commercial paper	290,250	290,250	329,844	329,844
Other	5,316	5,316	10,243	10,243
Total	$3,886,960	$4,204,394	$3,983,490	$4,251,473

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Share-Based Compensation

We have several share-based employee and director compensation plans, which are more fully described in Note 9 — Share-Based Compensation in our 2013 Annual Report. Total share-based compensation expense, which includes stock options and restricted stock, totaled $10.7 million and $32.9 million for the three months ended March 31, 2014 and 2013, respectively. Share-based compensation expense has been allocated to our various operating segments.  See Note 13 — Segment Information.

Stock Options

The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $6.0 million and $0.7 million, respectively.  The total fair value of stock options that vested during the three months ended March 31, 2014 and 2013 was $1.5 million and $3.8 million, respectively.

Restricted Stock

During the three months ended March 31, 2014 and 2013, we awarded 1,106,919 and 4,061,027 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors.  These awards had an aggregate value at their date of grant of $25.2 million and $66.8 million, respectively.  The fair value of restricted stock that vested during the three months ended March 31, 2014 and 2013 was $22.4 million and $35.5 million, respectively.

Restricted Stock Based on Performance

During the three months ended March 31, 2014, we awarded 362,311 shares of restricted stock, vesting over a period of three years to some of our executives.  The performance awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the number of performance goals achieved during the period January 1, 2013 through December 31, 2013.

Our performance awards based on performance conditions are liability-classified awards until shares are granted, of which our accrued liabilities included $0.4 million at March 31, 2014 for the performance period beginning January 1, 2014 through December 31, 2014. The fair value of these awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Stock Based on Market Conditions

During the three months ended March 31, 2014 and 2013, we awarded 395,550 and 353,933 shares of restricted stock, respectively, which will vest based on our performance compared to our peer group over a three-year period. These awards had an aggregate value at their date of grant of $4.5 million and $3.7 million, respectively, after consideration of all assumptions. The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions during the three months ended March 31, 2014 and 2013:

	2014	2013
Risk free interest rate	0.80%	0.41%
Expected volatility	40.00%	46.00%
Closing stock price	$18.19	$16.53
Expected term (in years)	2.97 years	2.82 years

Note 6 Debt

Debt consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
2.35% senior notes due September 2016	$349,836	$349,820
6.15% senior notes due February 2018	970,234	969,928
9.25% senior notes due January 2019	339,607	339,607
5.00% senior notes due September 2020	698,208	697,947
4.625% senior notes due September 2021	698,024	698,148
5.10% senior notes due September 2023	348,797	348,765
Revolving credit facility	117,500	170,000
Commercial paper	290,250	329,844
Other	5,316	10,243
	$3,817,772	$3,914,302
Less: current portion	5,296	10,185
	$3,812,476	$3,904,117

Commercial Paper Program

As of March 31, 2014, we had approximately $290.3 million of commercial paper outstanding.  The weighted average interest rate on borrowings at March 31, 2014 was 0.33%.  Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in November 2017, more than one year from now.

Revolving Credit Facility

As of March 31, 2014, we had approximately $117.5 million of borrowings outstanding.  The weighted average interest rate on borrowings at March 31, 2014 was 1.46%.  The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at March 31, 2014. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 7 Common Shares

During the three months ended March 31, 2014 and 2013, our employees exercised vested options to acquire 0.5 million and 0.1 million of our common shares, respectively, resulting in proceeds of $4.9 million and $1.0 million respectively. During the three months ended March 31, 2014 and 2013, we withheld 0.3 million and 0.2 million, respectively, of our common shares with a fair value of $6.6 million and $2.8 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

On February 21, 2014, a cash dividend of $0.04 per share was declared for shareholders of record on March 10, 2014. The dividend was paid on March 31, 2014 in the amount of $11.9 million and was charged to retained earnings in our consolidated statement of changes in equity for the three months ended March 31, 2014.

Note 8 Subsidiary Preferred Stock

As of March 31, 2014, dividends on outstanding shares of preferred stock had been declared and paid in full with respect to each quarter since their issuance.

Note 9 Commitments and Contingencies

Commitments

Employment Agreement

Effective March 3, 2014, we entered an employment agreement with William Restrepo, our Chief Financial Officer. The employment agreement provides for an initial term through December 2017, with automatic one-year extensions at the end of each term, subject to a 365-day notice of termination provided within the agreement. Mr. Restrepo’s annual base salary was set at $0.65 million. In addition, the employment agreement provides for an annual bonus targeted at base salary, with a cap of twice that amount, based on the achievement of one or more annual financial and operational performance goals, as determined by the Compensation Committee of our Board of Directors.

The employment agreement also provides for long-term equity incentive awards.  Mr. Restrepo will receive awards of restricted stock that may or may not vest depending upon the Company’s performance relative to a Performance Peer Group (as defined) over a three-year period (“TSR Shares”).  The agreement provides that the target number of TSR Shares that will vest is valued at 100% of base salary, with a maximum number of TSR Shares valued at twice that amount.  In addition, Mr. Restrepo’s employment agreement provides for long-term equity incentive awards in the form of restricted stock based upon the achievement of specific financial or operational objectives (“Performance Shares”).  Once earned, Performance Shares are then subject to three-year vesting requirements.  Performance Shares are targeted at 100% of base salary, with a maximum award of twice that amount, and are also subject to a minimum threshold before any amount can be earned.

As an inducement to join the Company and to make him whole for certain foregone amounts at his prior employer, Mr. Restrepo received an award of restricted stock with a grant-date fair value of $4.9 million. The award vests over four years.

Mr. Restrepo’s employment agreement provides for severance payments in the event the agreement is terminated, including in connection with a change in control (as defined in the employment agreement), (i) by the Company prior to the expiration date of the agreement for any reason other than for cause, or (ii) by Mr. Restrepo for constructive termination without cause, each as defined in the employment agreement. Mr. Restrepo would have the right to receive within 30 days of a termination without cause or constructive termination without cause, 2.99 times the sum of the average of his base salary and annual bonus during the three fiscal years preceding the termination (or, if employed less than three completed fiscal years, his then-current base salary and target annual bonus would be used for the years not employed).

Mr. Restrepo’s employment agreement  also provides that, upon death, disability, termination without cause, or constructive termination without cause, he would receive (a) any unvested stock options and restricted stock outstanding (except for TSR Shares), which will immediately and fully vest; (b)  any amounts earned, accrued or owing to him but not yet paid (including executive benefits, life insurance, disability benefits and reimbursement of expenses and perquisites); (c) continued participation in medical, dental and life insurance coverage; and (d) certain perquisites and other or additional benefits in accordance with applicable plans and programs of Nabors. In addition, under the employment agreement, any unvested TSR Shares at the time of termination for these reasons will vest at target levels.

Contingencies

Income Tax

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

It is possible that future changes to tax laws (including tax treaties) could impact our ability to realize the tax savings recorded to date as well as future tax savings, resulting from our 2002 corporate reorganization.  See Note 14 — Income Taxes to our 2013 Annual Report for additional discussion.

In 2006, Nabors Drilling International Limited, one of our wholly owned Bermuda subsidiaries (“NDIL”), received a Notice of Assessment from Mexico’s federal tax authorities in connection with the audit of NDIL’s Mexico branch for 2003. The notice proposed to deny depreciation expense deductions relating to drilling rigs operating in Mexico in 2003. The notice also proposed to deny a deduction for payments made to an affiliated company for the procurement of labor services in Mexico. NDIL’s Mexico branch took similar deductions for depreciation and labor expenses from 2004 to 2008. In 2009, the government proposed similar assessments against the Mexico branch of another wholly owned Bermuda subsidiary, Nabors Drilling International II Ltd. (“NDIL II”) for 2006. We anticipate that a similar assessment will eventually be proposed against NDIL through 2008 and against NDIL II for 2007 to 2010. Although we previously concluded that the deductions were appropriate for each of the years, a reserve has been recorded in accordance with GAAP. During 2013, we reached a negotiated settlement for NDIL’s 2003, 2005 and 2006 tax years (the statute of limitations had previously expired on the 2004 tax year) and NDIL II’s 2006 tax year. Accordingly, the corresponding reserves were reduced by approximately $20 million during 2013. After this settlement, the remaining amounts assessed or expected to be assessed in the aggregate, range from $30 million to $35 million, for which reserves are recorded in accordance with GAAP. If we ultimately do not prevail, we would be required to recognize additional tax expense for any amount in excess of the current reserve.

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

We self-insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2014, some of our workers’ compensation claims, employers’ liability and marine employers’ liability claims are subject to a $3.0 million per-occurrence deductible; additionally, some of our automobile liability claims are subject to a $2.5 million deductible.  General liability claims remain subject to a $5.0 million per-occurrence deductible.

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

In 2012, Nabors Global Holdings II Limited (“NGH2L”) signed a contract with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company.  When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”).  The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. Nabors successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012.  Nabors completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction.  The lawsuit is staid, pending further court actions. ERG retains its causes of action for monetary damages, but Nabors believes the claims are foreclosed by the terms of the agreement and are without factual or legal merit.  Although we are vigorously defending the lawsuit, its ultimate outcome cannot be determined at this time.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2014	2015	2016	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$115,018	$40,408	$—	$19	$155,445

Note 10 Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$48,977	$92,207
Less: net (income) loss attributable to noncontrolling interest	(573)	(97)
Less: (earnings) losses allocated to unvested shareholders	(733)	(814)
Adjusted income (loss) from continuing operations - basic and diluted	$47,671	$91,296
Income (loss) from discontinued operations, net of tax	$1,515	$7,011

Earnings (losses) per share:
Basic from continuing operations	$0.16	$0.31
Basic from discontinued operations	0.01	0.03
Total Basic	$0.17	$0.34

Diluted from continuing operations	$0.16	$0.31
Diluted from discontinued operations	—	0.02
Total Diluted	$0.16	$0.33

Shares (denominator):
Weighted-average number of shares outstanding - basic	296,210	291,687
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	2,840	2,483
Weighted-average number of shares outstanding - diluted	299,050	294,170

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share were 7,853,509 and 12,452,263 shares during the three months ended March 31, 2014 and 2013, respectively.  In any period during which the average market price of our common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 11 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Accrued compensation	$158,676	$172,803
Deferred revenue	234,900	202,918
Other taxes payable	41,047	76,781
Workers’ compensation liabilities	29,459	29,459
Interest payable	18,284	64,728
Warranty accrual	4,240	4,653
Litigation reserves	24,774	30,784
Current liability to discontinued operations	29,381	64,404
Professional fees	2,652	2,971
Current deferred tax liability	3,075	3,075
Current liability to acquisition of KVS	22,033	22,033
Other accrued liabilities	16,227	22,484
	$584,748	$697,093

Investment income (loss) includes the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Interest and dividend income	$970	$776
Gains (losses) on investments, net	10	78,645	(1)
	$980	$79,421

(1)         Includes realized gains of $76.2 million from the sale of short-term and other long-term investments and net realized gains of $2.4 million from the sale of our trading securities.

Losses (gains) on sales and disposals of long-lived assets and other expense (income), net include the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$2,432	$3,411
Termination of employment contract	—	45,000	(1)
Litigation expenses	3,060	6,161
Foreign currency transaction losses (gains)	(3,293)	4,317
Other losses (gains)	(723)	848
	$1,476	$59,737

(1)         Represents a one-time stock grant valued at $27 million, which vested immediately and $18 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 9 — Commitments and Contingencies to our 2013 Annual Report for additional discussion.

The changes in accumulated other comprehensive income (loss), by component, includes the following:

		Unrealized
		gains (losses)	Defined
	Gains (losses)	on available-	benefit
	on cash flow	for-sale	pension plan	Foreign
	hedges	securities	items	currency items	Total
	(In thousands)(1)
As of January 1, 2013	$(2,793)	$134,229	$(7,632)	$216,339 (2)	$340,143 (2)
Other comprehensive income (loss) before reclassifications, net of tax of $70	—	10,069	—	(23,265)	(13,196)
Amounts reclassified from accumulated other comprehensive income (loss)	94	(75,523)	173	—	(75,256)
Net other comprehensive income (loss)	94	(65,454)	173	(23,265)	(88,452)
As of March 31, 2013	$(2,699)	$68,775	$(7,459)	$193,074	$251,691

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)(1)
As of January 1, 2014	$(2,419)	$71,742	$(4,075)	$150,892 (2)	$216,140 (2)
Other comprehensive income (loss) before reclassifications	—	(19,248)	—	(36,594)	(55,842)
Amounts reclassified from accumulated other comprehensive income (loss)	93	—	75	—	168
Net other comprehensive income (loss)	93	(19,248)	75	(36,594)	(55,674)
As of March 31, 2014	$(2,326)	$52,494	$(4,000)	$114,298	$160,466

(1)         All amounts are net of tax. Amounts in parentheses indicate debits.

(2)         Reflects amounts reclassified from foreign currency translation adjustment to retained earnings as discussed in Note 2 - Summary of Significant Accounting Policies.

The line items that were reclassified from net income include the following:

	Three Months Ended March 31,
Line item in consolidated statement of income (loss)	2014	2013
	(In thousands)

Investment income (loss), net of income taxes of $0 and $(451)	$—	$(75,974)
Interest expense, net of income taxes of $60 and $59	(153)	(153)
General and administrative expenses, net of income taxes of $48 and $108	(123)	(281)
Total before tax	$276	$(75,540)
Tax expense (benefit)	108	(284)
Reclassification adjustment for (gains)/losses included in net income (loss)	$168	$(75,256)

Note 12 Assets Held-for-Sale and Discontinued Operations

	March 31,	December 31,
Assets Held-for-Sale	2014	2013
	(In thousands)
Oil and Gas	$231,880	$239,936
Rig Services	—	3,328
	$231,880	$243,264

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At March 31, 2014, our undiscounted contractual commitments for these contracts approximated $145.4 million and we had liabilities of $64.9 million, $29.4 million of which were classified as current and were included in accrued liabilities.  At December 31, 2013, we had liabilities of $113.6 million, $64.4 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating revenues

Oil and Gas	$5,057	$9,989
Rig Services	$—	$47,204

Income (loss) from Oil and Gas discontinued operations:
Income (loss) from discontinued operations	$2,618	$2,070
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	1,002	2,000
Less: Income tax expense (benefit)	101	(283)
Income (loss) from Oil and Gas discontinued operations, net of tax	$1,515	$353

Income (loss) from Rig Services discontinued operations:
Income (loss) from discontinued operations	$—	$9,371
Less: Impairment charges or other (gains) and losses on sale of long-lived assets	—	323
Less: Income tax expense (benefit)	—	2,390
Income (loss) from Rig Services discontinued operations, net of tax	$—	$6,658

Note 13 Segment Information

The following table sets forth financial information with respect to our operating segments:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$510,476	$484,773
Canada	111,621	126,867
International	375,069	321,516
Rig Services (2)	143,726	134,231
Subtotal Drilling & Rig Services (3)	1,140,892	1,067,387
Completion & Production Services:
Completion Services	227,899	262,138
Production Services	275,400	251,571
Subtotal Completion & Production Services (4)	503,299	513,709

Other reconciling items (5)	(57,018)	(42,723)
Total	$1,587,173	$1,538,373

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Adjusted income (loss) derived from operating activities (1) (6)

Drilling & Rig Services:
U.S.	$72,494	$77,595
Canada	26,160	30,518
International	48,119	21,469
Rig Services (2)	8,728	1,287
Subtotal Drilling & Rig Services (3)	155,501	130,869
Completion & Production Services:
Completion Services	(33,635)	17,756
Production Services	30,591	26,014
Subtotal Completion & Production Services (4)	(3,044)	43,770
Other reconciling items (5)	(43,416)	(31,501)
Total adjusted income (loss) derived from operating activities	$109,041	$143,138
Interest expense	(44,810)	(60,011)
Investment income (loss)	980	79,421
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(1,476)	(59,737)
Income (loss) from continuing operations before income taxes	63,735	102,811

Income tax expense (benefit)	14,008	9,854
Subsidiary preferred stock dividend	750	750
Income (loss) from continuing operations, net of tax	48,977	92,207
Income (loss) from discontinued operations, net of tax	1,515	7,011
Net income (loss)	50,492	99,218
Less: Net (income) loss attributable to noncontrolling interest	(573)	(97)
Net income (loss) attributable to Nabors	$49,919	$99,121

	March 31,	December 31,
	2014	2013
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$4,340,581	$4,248,630
Canada	608,533	608,018
International	3,668,340	3,584,339
Rig Services	479,252	474,275
Subtotal Drilling & Rig Services (7)	9,096,706	8,915,262
Completion & Production Services (8) (9)	2,314,481	2,394,865
Other reconciling items (5)	775,886	849,684
Total assets:	$12,187,073	$12,159,811

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

(3)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of ($2.5) million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively.

(4)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.1 for each of the three months ended March 31, 2014 and 2013.

(5)         Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(6)         Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. These amounts should not be used as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(7)         Includes $54.4 million and $56.9 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2014 and December 31, 2013, respectively.

(8)         Reflects assets allocated to the line of business necessary to conduct its operations. Further allocation to individual operating segments of Completion & Production Services is not available.

(9)         Includes $8.7 million and $7.4 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2014 and December 31, 2013, respectively.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013 and statements of income (loss), statements of other comprehensive income (loss) and statements of cash flows for the three months ended March 31, 2014 and 2013 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	March 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$892	$4	$325,985	$—	$326,881
Short-term investments	—	—	97,886	—	97,886
Assets held for sale	—	—	231,880	—	231,880
Accounts receivable, net	—	—	1,454,368	—	1,454,368
Inventory	—	—	194,371	—	194,371
Deferred income taxes	—	—	133,667	—	133,667
Other current assets	50	30,214	221,951	—	252,215
Total current assets	942	30,218	2,660,108	—	2,691,268
Long-term investments	—	—	2,915	—	2,915
Property, plant and equipment, net	—	32,944	8,657,815	—	8,690,759
Goodwill	—	—	512,391	—	512,391
Intercompany receivables	153,352	—	1,787,393	(1,940,745)	—
Investment in consolidated affiliates	5,806,653	6,088,501	1,749,780	(13,644,934)	—
Investment in unconsolidated affiliates	—	—	63,069	—	63,069
Other long-term assets	—	32,630	194,041	—	226,671
Total assets	$5,960,947	$6,184,293	$15,627,512	$(15,585,679)	$12,187,073
	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$5,296	$—	$5,296
Trade accounts payable	150	2	630,863	—	631,015
Accrued liabilities	328	18,094	566,326	—	584,748
Income taxes payable	—	—	17,083	—	17,083
Total current liabilities	478	18,096	1,219,568	—	1,238,142
Long-term debt	—	3,804,956	7,520	—	3,812,476
Other long-term liabilities	—	30,142	539,851	—	569,993
Deferred income taxes	—	(237,076)	763,081	—	526,005
Intercompany payable	—	1,940,745	—	(1,940,745)	—
Total liabilities	478	5,556,863	2,530,020	(1,940,745)	6,146,616
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,960,469	627,430	13,017,504	(13,644,934)	5,960,469
Noncontrolling interest	—	—	10,800	—	10,800
Total equity	5,960,469	627,430	13,028,304	(13,644,934)	5,971,269
Total liabilities and equity	$5,960,947	$6,184,293	$15,627,512	$(15,585,679)	$12,187,073

Condensed Consolidating Balance Sheets

	December 31, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash	$730	$7,029	$382,156	$—	$389,915
Short-term investments	—	—	117,218	—	117,218
Assets held for sale	—	—	243,264	—	243,264
Accounts receivable, net	27	—	1,399,516	—	1,399,543
Inventory	—	—	209,793	—	209,793
Deferred income taxes	—	—	121,316	—	121,316
Other current assets	50	26,378	246,353	—	272,781
Total current assets	807	33,407	2,719,616	—	2,753,830
Long-term investments	—	—	3,236	—	3,236
Property, plant and equipment, net	—	33,815	8,563,998	—	8,597,813
Goodwill	—	—	512,964	—	512,964
Intercompany receivables	160,136	3,891	1,583,539	(1,747,566)	—
Investment in consolidated affiliates	5,808,607	6,097,337	1,789,851	(13,695,795)	—
Investment in unconsolidated affiliates	—	—	64,260	—	64,260
Other long-term assets	—	34,487	193,221	—	227,708
Total assets	$5,969,550	$6,202,937	$15,430,685	$(15,443,361)	$12,159,811
	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$10,185	$—	$10,185
Trade accounts payable	86	25	545,401	—	545,512
Accrued liabilities	378	65,947	630,768	—	697,093
Income taxes payable	—	—	58,634	—	58,634
Total current liabilities	464	65,972	1,244,988	—	1,311,424
Long-term debt	—	3,904,059	58	—	3,904,117
Other long-term liabilities	—	31,071	346,673	—	377,744
Deferred income taxes	—	(213,233)	729,394	—	516,161
Intercompany payable	—	1,747,566	—	(1,747,566)	—
Total liabilities	464	5,535,435	2,321,113	(1,747,566)	6,109,446
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,969,086	667,502	13,028,293	(13,695,795)	5,969,086
Noncontrolling interest	—	—	12,091	—	12,091
Total equity	5,969,086	667,502	13,040,384	(13,695,795)	5,981,177
Total liabilities and equity	$5,969,550	$6,202,937	$15,430,685	$(15,443,361)	$12,159,811

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,589,618	$—	$1,589,618
Earnings from unconsolidated affiliates	—	—	(2,445)	—	(2,445)
Earnings (losses) from consolidated affiliates	52,583	(8,760)	(40,089)	(3,734)	—
Investment income (loss)	—	—	2,116	(1,136)	980
Total revenues and other income	52,583	(8,760)	1,549,200	(4,870)	1,588,153
Costs and other deductions:
Direct costs	—	—	1,061,739	—	1,061,739
General and administrative expenses	2,453	(319)	132,281	(149)	134,266
Depreciation and amortization	—	902	281,225	—	282,127
Interest expense	—	49,369	(4,559)	—	44,810
Intercompany interest expense	62	—	(62)	—	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	149	(223)	1,401	149	1,476
Total costs and other deductions	2,664	49,729	1,472,025	—	1,524,418
Income from continuing operations before income tax	49,919	(58,489)	77,175	(4,870)	63,735
Income tax expense (benefit)	—	(18,400)	32,408	—	14,008
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuting operations, net of tax	49,919	(40,089)	44,017	(4,870)	48,977
Income (loss) from discontinued operations, net of tax	—	—	1,515	—	1,515
Net income (loss)	49,919	(40,089)	45,532	(4,870)	50,492
Less: Net (income) loss attributable to noncontrolling interest	—	—	(573)	—	(573)
Net income (loss) attributable to Nabors	$49,919	$(40,089)	$44,959	$(4,870)	$49,919

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,535,478	$—	$1,535,478
Earnings from unconsolidated affiliates	—	—	2,895	—	2,895
Earnings (losses) from consolidated affiliates	107,873	42,320	2,023	(152,216)	—
Investment income (loss)	—	16	79,405	—	79,421
Intercompany interest income	—	29	—	(29)	—
Total revenues and other income	107,873	42,365	1,619,801	(152,245)	1,617,794
Costs and other deductions:
Direct costs	—	—	994,992	—	994,992
General and administrative expenses	1,834	37	129,151	(144)	130,878
Depreciation and amortization	—	902	268,463	—	269,365
Interest expense	—	63,049	(3,038)	—	60,011
Intercompany interest expense	—	—	29	(29)	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	6,918	21	52,654	144	59,737
Total costs and other deductions	8,752	64,009	1,442,251	(29)	1,514,983
Income from continuing operations before income tax	99,121	(21,644)	177,550	(152,216)	102,811
Income tax expense (benefit)	—	(23,667)	33,521	—	9,854
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuting operations, net of tax	99,121	2,023	143,279	(152,216)	92,207
Income (loss) from discontinued operations, net of tax	—	—	7,011	—	7,011
Net income (loss)	99,121	2,023	150,290	(152,216)	99,218
Less: Net (income) loss attributable to noncontrolling interest	—	—	(97)	—	(97)
Net income (loss) attributable to Nabors	$99,121	$2,023	$150,193	$(152,216)	$99,121

Condensed Consolidating Statements of Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$49,919	$(40,089)	$44,959	$(4,870)	$49,919
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	(36,594)	(216)	(36,813)	37,029	(36,594)
Unrealized gains/(losses) on marketable securities	(19,208)	—	(19,208)	19,208	(19,208)
Pension liability amortization and adjustment	123	123	246	(369)	123
Unrealized gains/(losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(55,526)	60	(55,622)	55,562	(55,526)
Income tax expense (benefit) related to items of other comprehensive income (loss)	148	148	236	(384)	148
Other comprehensive income (loss), net of tax	(55,674)	(88)	(55,858)	55,946	(55,674)
Comprehensive income (loss) attributable to Nabors	(5,755)	(40,177)	(10,899)	51,076	(5,755)
Net income (loss) attributable to noncontrolling interest	—	—	573	—	573
Translation adjustment to noncontrolling interest	—	—	(481)	—	(481)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	92	—	92
Comprehensive income (loss)	$(5,755)	$(40,177)	$(10,807)	$51,076	$(5,663)

Condensed Consolidating Statements of Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$99,121	$2,023	$150,193	$(152,216)	$99,121
Other comprehensive income (loss) before taxes:
Translation adjustment attributable to Nabors	(23,265)	(52)	(23,317)	23,369	(23,265)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	10,139	185	10,324	(10,509)	10,139
Less: reclassification adjustment for (gains)/losses on marketable securities	(75,974)	(1,186)	(77,160)	78,346	(75,974)
Unrealized gains/(losses) on marketable securities	(65,835)	(1,001)	(66,836)	67,837	(65,835)
Pension liability amortization and adjustment	281	281	562	(843)	281
Unrealized gains/(losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(88,666)	(619)	(89,438)	90,057	(88,666)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(214)	(214)	(487)	701	(214)
Other comprehensive income (loss), net of tax	(88,452)	(405)	(88,951)	89,356	(88,452)
Comprehensive income (loss) attributable to Nabors	10,669	1,618	61,242	(62,860)	10,669
Net income (loss) attributable to noncontrolling interest	—	—	97	—	97
Translation adjustment to noncontrolling interest	—	—	(1,414)	—	(1,414)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(1,317)	—	(1,317)
Comprehensive income (loss)	$10,669	$1,618	$59,925	$(62,860)	$9,352

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(1,579)	$(83,877)	$514,731	$15,288	$444,563
Cash flows from investing activities:
Purchase of investments	—	—	(286)	—	(286)
Sales and maturities of investments	—	—	733	—	733
Cash paid for acquisition of businesses, net	—	—	(10,200)	—	(10,200)
Investment in unconsolidated affiliates	—	—	(1,255)	—	(1,255)
Capital expenditures	—	—	(396,465)	—	(396,465)
Proceeds from sales of assets and insurance claims	—	—	21,605	—	21,605
Changes in intercompany balances	—	176,446	(176,446)	—	—
Net cash provided by (used for) investing activities	—	176,446	(562,314)	—	(385,868)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(1,822)	—	(1,822)
Proceeds from (payments for) issuance of common shares	4,931	—	—	—	4,931
Dividends to shareholders	(13,029)	—	—	1,136	(11,893)
Proceeds from (payments for) commercial paper, net	—	(39,594)	—	—	(39,594)
Proceeds from revolving credit facilities	—	—	15,000	—	15,000
Reduction in revolving credit facilities	—	(60,000)	(7,500)	—	(67,500)
Proceeds from (payments for) issuance of parent common shares to affiliates	16,424	—	—	(16,424)	—
Other	(6,585)	—	(5,000)	—	(11,585)
Net cash (used for) provided by financing activities	1,741	(99,594)	678	(15,288)	(112,463)
Effect of exchange rate changes on cash and cash equivalents	—	—	(9,266)	—	(9,266)
Net increase (decrease) in cash and cash equivalents	162	(7,025)	(56,171)	—	(63,034)
Cash and cash equivalents, beginning of period	730	7,029	382,156	—	389,915
Cash and cash equivalents, end of period	$892	$4	$325,985	$—	$326,881

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$1,144	$(138,791)	$304,142	$12,800	$179,295
Cash flows from investing activities:
Sales and maturities of investments	—	—	142,336	—	142,336
Cash paid for acquisition of businesses, net	—	—	(37,516)	—	(37,516)
Investment in unconsolidated affilaites	—	—	(12)	—	(12)
Capital expenditures	—	—	(235,539)	—	(235,539)
Proceeds from sales of assets and insurance claims	—	—	6,605	—	6,605
Cash paid for investments in consolidated affiliates	—	(100,000)	(200,000)	300,000	—
Changes in intercompany balances	—	54,192	(54,192)	—	—
Net cash provided by (used for) investing activities	—	(45,808)	(378,318)	300,000	(124,126)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(1,975)	—	(1,975)
Proceeds from (payments for) issuance of common shares	1,027	—	—	—	1,027
Dividends to shareholders	(12,891)	—	—	—	(12,891)
Proceeds from (payments for) issuance of parent common shares to affiliates	12,800	—	—	(12,800)	—
Proceeds from parent contributions	—	100,000	200,000	(300,000)	—
Other	(2,773)	(89)	4,257	—	1,395
Net cash (used for) provided by financing activities	(1,837)	99,911	202,282	(312,800)	(12,444)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,759)	—	(2,759)
Net increase (decrease) in cash and cash equivalents	(693)	(84,688)	125,347	—	39,966
Cash and cash equivalents, beginning of period	1,639	106,778	416,505	—	524,922
Cash and cash equivalents, end of period	$946	$22,090	$541,852	$—	$564,888

Note 15 Subsequent Events

On April 25, 2014, our Board of Directors declared a cash dividend of $0.04 per share to the holders of record of our common shares as of June 9, 2014 to be paid on June 30, 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of March 31, 2014, and the related consolidated statements of income (loss) and of other comprehensive income (loss) for the three-month periods ended March 31, 2014 and March 31, 2013 and the consolidated statements of cash flows and of changes in equity for the three-month periods ended March 31, 2014 and March 31, 2013.  This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income (loss), of other comprehensive income (loss), of changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated March 3, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

May 9, 2014

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

The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A. — Risk Factors in our 2013 Annual Report.

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

The following table sets forth oil and natural gas price data per Bloomberg for the 12-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)

Average Henry Hub natural gas spot price ($/thousand cubic feet)	$5.16	$3.01	$2.15	71%
Average West Texas intermediate crude oil spot price ($/barrel)	$98.65	$91.94	$6.71	7%

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended March 31, 2014 totaled $1.6 billion, representing an increase of $48.8 million, or 3%, as compared to the three months ended March 31, 2013.  Adjusted income derived from operating activities and net income (loss) from continuing operations for the three months ended March 31, 2014 totaled $109.0 million and $49.0 million ($0.16 per diluted share), respectively, representing decreases of 24% and 47%, respectively, compared to the three months ended March 31, 2013.

During the three months ended March 31, 2014, operating results reflected generally rising crude oil prices.  Crude oil prices remain the primary driver of U.S. drilling activity.  Our customers’  financial results are benefitting from these higher prices, resulting, we believe, in increased drilling.  Continued resilient crude oil prices could lead to increased domestic drilling activity for the balance of 2014.  Although prices of natural gas and natural gas liquids in the U.S. have increased since early 2012, they remain at levels that negatively impact  gas-directed drilling activity and we believe they would have to increase further in order for our customers to increase their gas-directed drilling activity significantly.

Our international markets have begun to respond to improving oil prices during the last two years.  Several of our international markets have also begun to experience an increase in demand for drilling driven by increasing natural gas prices.  Beginning in 2013, we signed agreements for several new and significantly upgraded drilling rigs, for both oil- and gas-directed drilling.  We plan to deploy those rigs during 2014, and the combination of these deployments and rate increases commencing in 2014 should improve international results beginning in the second half of 2014.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$510,476	$484,773	$25,703	5%
Canada	111,621	126,867	(15,246)	(12)%
International	375,069	321,516	53,553	17%
Rig Services (2)	143,726	134,231	9,495	7%
Subtotal Drilling & Rig Services (3)	1,140,892	1,067,387	73,505	7%
Completion & Production Services:
Completion Services	227,899	262,138	(34,239)	(13)%
Production Services	275,400	251,571	23,829	9%
Subtotal Completion & Production Services (4)	503,299	513,709	(10,410)	(2)%

Other reconciling items	(57,018)	(42,723)	(14,295)	(33)%
Total (5)	$1,587,173	$1,538,373	$48,800	3%

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted income (loss) derived from operating activities (1) (6)

Drilling & Rig Services:
U.S.	$72,494	$77,595	$(5,101)	(7)%
Canada	26,160	30,518	(4,358)	(14)%
International	48,119	21,469	26,650	124%
Rig Services (2)	8,728	1,287	7,441	578%
Subtotal Drilling & Rig Services (3)	155,501	130,869	24,632	19%
Completion & Production Services:
Completion Services	(33,635)	17,756	(51,391)	(289)%
Production Services	30,591	26,014	4,577	18%
Subtotal Completion & Production Services (4)	(3,044)	43,770	(46,814)	(107)%
Other reconciling items (5)	(43,416)	(31,501)	(11,915)	(38)%
Total adjusted income (loss) derived from operating activities	$109,041	$143,138	$(34,097)	(24)%

		Three Months Ended March 31,
		2014	2013	Increase/(Decrease)
		(In thousands, except percentages)
Total adjusted income (loss) derived from operating activities (6)		$109,041	$143,138	$(34,097)	(24)%
Interest expense		(44,810)	(60,011)	15,201	25%
Investment income (loss)		980	79,421	(78,441)	(99)%
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net		(1,476)	(59,737)	58,261	98%
Income (loss) from continuing operations before income taxes		63,735	102,811	(39,076)	(38)%
Income tax expense (benefit)		14,008	9,854	4,154	42%
Subsidiary preferred stock dividend		750	750	—	—
Income (loss) from continuing operations, net of tax		48,977	92,207	(43,230)	(47)%
Income (loss) from discontinued operations, net of tax		1,515	7,011	(5,496)	(78)%
Net income (loss)		50,492	99,218	(48,726)	(49)%
Less:	Net (income) loss attributable to noncontrolling interest	(573)	(97)	(476)	(491)%
Net income (loss) attributable to Nabors		$49,919	$99,121	$(49,202)	(50)%

Diluted earnings (losses) per share:
From continuing operations		$0.16	$0.31
From discontinued operations		—	0.02
Total diluted		$0.16	$0.33

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Rig activity:
Rig years: (7)
U.S.	206.6	189.6	17.0	9%
Canada	43.8	40.0	3.8	10%
International (8)	129.8	122.7	7.1	6%
Total rig years	380.2	352.3	27.9	8%
Rig hours: (9)
U.S. Production Services	209,982	212,298	(2,316)	(1)%
Canada Production Services	41,540	48,027	(6,487)	(14)%
Total rig hours	251,522	260,325	(8,803)	(3)%

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

(3)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of ($2.5) million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively.

(4)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.1 million for each of the three months ended March 31, 2014 and 2013.

(5)             Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(6)         Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. These amounts should not be used as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(7)             Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(8)             Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years during each of the three months ended March 31, 2014 and 2013.

(9)  Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter.

Segment Results of Operations

Drilling & Rig Services

This business line is comprised of our global drilling rig operations and drilling-related services, consisting of equipment manufacturing, instrumentation optimization software and directional drilling services.

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Revenues	$510,476	$484,773	$25,703	5%
Adjusted income	$72,494	$77,595	$(5,101)	(7)%

Rig years	206.6	189.6	17.0	9%

Canada
Revenues	$111,621	$126,867	$(15,246)	(12)%
Adjusted income	$26,160	$30,518	$(4,358)	(14)%

Rig years	43.8	40.0	3.8	10%

International
Revenues	$375,069	$321,516	$53,553	17%
Adjusted income	$48,119	$21,469	$26,650	124%

Rig years	129.8	122.7	7.1	6%

Rig Services
Revenues	$143,726	$134,231	$9,495	7%
Adjusted income	$8,728	$1,287	$7,441	578%

U.S.

Our U.S. drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating revenues increased during the three months ended March 31, 2014 compared to the corresponding 2013 period primarily as a result of an increase in drilling activity in the lower 48 states. This was partially offset by decreased drilling activity in offshore operations due to lower utilization of our MODS® Rigs. Adjusted income derived from operating activities decreased during the three months ended March 31, 2014 compared to the corresponding 2013 period due to slight decreases in average dayrates and increases in operating costs, in the lower 48 states.

Canada

Operating results decreased during the three months ended March 31, 2014 compared to the corresponding 2013 period primarily due to an unfavorable foreign exchange variance. In addition, revenue was unfavorably impacted by lower average drilling dayrates, partially offset by increased drilling activity. The Canadian dollar weakened approximately 10% against the U.S. dollar year-over-year. This negatively impacted margins, as both, revenues and expenses are denominated in Canadian dollars.

International

Operating results increased during the three months ended March 31, 2014 compared to the corresponding 2013 period primarily as a result of increased rig activity and higher dayrates from existing land rigs and deployments with higher margins in Northern Iraq, Abu Dhabi, Argentina and Papua New Guinea. These increases were partially offset by downtime associated with a rig in dry dock in Saudi Arabia and decreased land drilling activity in Mexico.

Rig Services

Operating results increased during the three months ended March 31, 2014 compared to the corresponding 2013 period primarily due to higher capital equipment unit sales and higher ROCKITTM  system sales. These increases were partially offset by continued decline in U.S. directional drilling due to intense competition. Adjusted income increased primarily due to cost reductions and higher service and rental margins at Canrig.

Completion & Production Services

This business line is comprised of our operations involved in the completion, life-of-well maintenance and eventual plugging and abandonment of a well.  These product lines include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management.

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Completion Services
Revenues	$227,899	$262,138	$(34,239)	(13)%
Adjusted income	$(33,635)	$17,756	$(51,391)	(289)%
Production Services
Revenues	$275,400	$251,571	$23,829	9%
Adjusted income	$30,591	$26,014	$4,577	18%

Rig hours:
U.S.	209,982	212,298	(2,316)	(1)%
Canada	41,540	48,027	(6,487)	(14)%

Completion Services

Operating results for our U.S. operations decreased during the three months ended March 31, 2014 compared to the corresponding 2013 period, primarily due to the expiration of five multi-year take-or-pay contracts and reduced customer activity in part caused by severe weather in the Northeast and the Rocky Mountain operating areas. During the three months ended March 31, 2014, we experienced downward pricing pressure across most regions compared to the corresponding 2013 period due to continued overcapacity in the pressure pumping market.

Production Services

Operating results for our U.S. operations increased during the three months ended March 31, 2014 compared to the corresponding 2013 period, primarily due to incremental operating results from our acquisition of KVS during the fourth quarter of 2013. These increases were partially offset by decreasing operating results from our Canada operations, primarily due to the unfavorable impact of the foreign exchange rate and lower utilization from customers delaying the start of winter projects.

OTHER FINANCIAL INFORMATION

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(In thousands, except percentages)

General and administrative expenses	$134,266	$130,878	$3,388	3%
As a percentage of operating revenue	8.4%	8.5%	(.1)%	(1)%
Depreciation and amortization	282,127	269,365	12,762	5%
Interest expense	44,810	60,011	(15,201)	(25)%
Investment income	980	79,421	(78,441)	(99)%
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	1,476	59,737	(58,261)	(98)%

General and administrative expenses

General and administrative expenses increased slightly during the three months ended March 31, 2014 compared to the corresponding 2013 period.  As a percentage of operating revenues, general and administrative expenses are comparable for each period and consistent with the slight increase in operating revenues during the three months ended March 31, 2014 as compared to the corresponding 2013 period.

Depreciation and amortization

Depreciation and amortization expense increased slightly during the three months ended March 31, 2014 compared to the corresponding 2013 period, as a result of the incremental depreciation expense from newly constructed rigs placed into service during 2013 in the U.S. and, to a lesser extent, rig upgrades and other capital expenditures made during 2013 relating to our Drilling & Rig Services business line in our U.S. and international markets.

Interest expense

Interest expense decreased during the three months ended March 31, 2014 compared to the corresponding 2013 period, as a result of the redemption of a portion of the principal amount of our 9.25% senior notes in September 2013, partially offset by the September 2013 issuances of our 2.35% and 5.10% senior notes.  During the three months ended March 31, 2014, average interest rates were lower on our outstanding senior notes, revolving credit facility and commercial paper balances as compared to the corresponding 2013 period.

Investment income

Investment income for the three months ended March 31, 2014 included realized gains of $1.0 million attributable to interest and dividend income.

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

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended March 31, 2014 was a net loss of $1.5 million, which included increases to our litigation reserves of $3.1 million and net losses on sales and disposals of assets of approximately $2.4 million. These losses were partially offset by foreign currency exchange gains of approximately $3.3 million.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended March 31, 2013 was a net loss of $59.7 million, which included a one-time stock grant valued at $27.0 million, which vested immediately and $18.0 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement.  In addition, there were increases to our litigation reserves of $6.2 million, foreign currency exchange losses of approximately $4.3 million and net losses on sales and disposals of assets of approximately $3.4 million.

Income tax rate

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)

Effective income tax rate from continuing operations	22%	10%	12%	513% 120%

The changes in our effective tax rate during the three months ended March 31, 2014 compared to the corresponding 2013 period reflects the proportion of income generated in the United States versus other countries where we operate. Income generated in the United States is generally taxed at a higher rate than other jurisdictions.

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

Assets Held-for-Sale

	March 31,	December 31,
	2014	2013
	(In thousands)
Oil and Gas	$231,880	$239,936
Rig Services	—	3,328
	$231,880	$243,264

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At March 31, 2014, our undiscounted contractual commitments for these contracts approximated $145.4 million and we had liabilities of $64.9 million, $29.4 million of which were classified as current and were included in accrued liabilities.  At December 31, 2013, we had liabilities of $113.6 million, $64.4 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues

Oil and Gas	$5,057	$9,989	$(4,932)	(49)%
Rig Services	$—	$47,204	$(47,204)	(100)%

Income (loss) from discontinued operations
Oil and Gas	$1,515	$353	$1,162	329%
Rig Services	$—	$6,658	$(6,658)	(100)%

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2014 and 2013 below.

Operating Activities. Net cash provided by operating activities totaled $444.6 million during the three months ended March 31, 2014, compared to net cash provided by operating activities of $179.3 million during the corresponding 2013 period. Operating cash flows are our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates.  Net income (loss) adjusted for non-cash components was approximately $347.5 million and $335.7 million during the three months ended March 31, 2014 and 2013, respectively.  Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements, along with payments of operating payables can be significant factors affecting operating cash flows.  Changes in working capital items provided $97.0 million and used $156.4 million in cash during the three months ended March 31, 2014 and 2013, respectively.

Investing Activities. Net cash used for investing activities totaled $385.9 million during the three months ended March 31, 2014 compared to $124.1 million during the corresponding 2013 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2014 and 2013, we used cash for capital expenditures totaling $396.5 million and $235.5 million, respectively. During the three months ended March 31, 2013, we sold our trading equity securities and some of our available-for-sale equity securities, providing $137.7 million in cash.

Financing Activities. Net cash used for financing activities totaled $112.5 million during the three months ended March 31, 2014 compared to $12.4 million during the corresponding 2013 period.  During the three months ended March 31, 2014, we repaid net amounts of $92.1 million under our commercial paper program and revolving credit facility.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $1.6 - $1.8 billion.  Purchase commitments outstanding at March 31, 2014 totaled approximately $834.1 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities.  The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, upgrades to our offshore rigs completion and production services equipment and well-servicing equipment, and additions to the technology assets that we own and operate.  We can reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it.

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

There have been no significant changes to our contractual cash obligations table that was included in our 2013 Annual Report.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and commercial paper program, and cash generated from operations. As of March 31, 2014, we had cash and short-term investments of $424.8 million and working capital of $1.5 billion. As of December 31, 2013, we had cash and short-term investments of $507.1 million and working capital of $1.4 billion. At March 31, 2014, we had $1.1 billion of availability remaining under our $1.5 billion revolving credit facility and commercial paper program.

We had 11 letter-of-credit facilities with various banks as of March 31, 2014. Availability under these facilities as of March 31, 2014 was as follows:

(In thousands)
Credit available	$573,204
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	320,506
Remaining availability	$252,698

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

Our gross debt to capital ratio was 0.39:1 as of March 31, 2014 and 0.40:1 as of December 31, 2013. Our net debt to capital ratio was 0.36:1 as of both March 31, 2014 and December 31, 2013. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 7.8:1 as of March 31, 2014 and 7.4:1 as of December 31, 2013. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues and earnings (losses) from unconsolidated affiliates, direct costs and general administrative expenses divided by (y) interest expense.  The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations, possible dispositions of non-core assets, revolving credit facility and commercial paper program are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2014	2015	2016	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$115,018	$40,408	$—	$19	$155,445

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2013 Annual Report.

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

The Company’s management, with the participation of the Chairman, President and Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act and are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chairman, President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 9 –– Commitments and Contingencies.

ITEM 1A.  RISK FACTORS

There have been no material changes during the three months ended March 31, 2014 to the “Risk Factors” discussed in our 2013 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2014 from the distributions described below.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

Period (In thousands, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31, 2014	6	$16.97	—	—
February 1 - February 28, 2014	52	$20.07	—	—
March 1 - March 31, 2014	239	$22.83	—	—

(1)         Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan. The 2013 Stock Plan, 2003 Employee Stock Plan, 1998 Employee Stock Plan, 1999 Stock Option Plan for Non-employee Directors and 1996 Employee Stock Plan provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose.  These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)         We do not have a current share repurchase program authorized by the Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 3, 2012).
10.1	Form of TSR Stock Grant Agreement - William Restrepo, pursuant to the 2013 Stock Plan. (+)*
10.2	Form of Nabors Industries Ltd. Restricted Stock Agreement - William Restrepo, pursuant to the 2013 Stock Plan. (+)*
10.3	Form of Nabors Corporate Services, Inc. Restricted Stock Agreement - William Restrepo, pursuant to the 2013 Stock Plan. (+)*
15	Awareness Letter of Independent Accountants*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

(+)    Management contract or compensatory plan or arrangement.

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ Anthony G. Petrello
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Restrepo
William Restrepo
Chief Financial Officer

Date:	May 9, 2014

Exhibit No.	Description

3.1	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 3, 2012).
10.1	Form of TSR Stock Grant Agreement - William Restrepo, pursuant to the 2013 Stock Plan. (+)*
10.2	Form of Nabors Industries Ltd. Restricted Stock Agreement - William Restrepo, pursuant to the 2013 Stock Plan. (+)*
10.3	Form of Nabors Corporate Services, Inc. Restricted Stock Agreement - William Restrepo, pursuant to the 2013 Stock Plan. (+)*
15	Awareness Letter of Independent Accountants*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

(+)    Management contract or compensatory plan or arrangement.

*       Filed herewith.