Form 10-Q
period 2014-06-30
NABORS INDUSTRIES LTD
filed 2014-08-06
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of common shares, par value $.001 per share, outstanding as of July 30, 2014 was 299,743,725.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$410,958	$389,915
Short-term investments	75,386	117,218
Assets held for sale	233,163	243,264
Accounts receivable, net	1,448,511	1,399,543
Inventory	216,444	209,793
Deferred income taxes	87,354	121,316
Other current assets	338,822	272,781
Total current assets	2,810,638	2,753,830
Long-term investments and other receivables	2,724	3,236
Property, plant and equipment, net	8,832,966	8,597,813
Goodwill	512,897	512,964
Investment in unconsolidated affiliates	60,509	64,260
Other long-term assets	216,265	227,708
Total assets	$12,435,999	$12,159,811

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$207	$10,185
Trade accounts payable	617,827	545,512
Accrued liabilities	674,841	697,093
Income taxes payable	26,711	58,634
Total current liabilities	1,319,586	1,311,424
Long-term debt	3,956,290	3,904,117
Other long-term liabilities	596,530	377,744
Deferred income taxes	481,671	516,161
Total liabilities	6,354,077	6,109,446

Commitments and contingencies (Note 9)
Subsidiary preferred stock	—	69,188

Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 328,134 and 323,711, respectively	328	324
Capital in excess of par value	2,433,626	2,392,585
Accumulated other comprehensive income (Revised)	188,552	216,140
Retained earnings (Revised)	4,393,547	4,304,664
Less: treasury shares, at cost, 28,414 common shares	(944,627)	(944,627)
Total shareholders’ equity	6,071,426	5,969,086
Noncontrolling interest	10,496	12,091
Total equity	6,081,922	5,981,177
Total liabilities and equity	$12,435,999	$12,159,811

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Revenues and other income:
Operating revenues	$1,616,981	$1,457,966	$3,206,599	$2,993,444
Earnings (losses) from unconsolidated affiliates	(576)	1,360	(3,021)	4,255
Investment income (loss)	7,066	14,821	8,046	94,242
Total revenues and other income	1,623,471	1,474,147	3,211,624	3,091,941

Costs and other deductions:
Direct costs	1,066,495	972,310	2,128,234	1,967,302
General and administrative expenses	133,630	131,202	267,896	262,080
Depreciation and amortization	282,820	266,210	564,947	535,575
Interest expense	46,303	60,273	91,113	120,284
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	16,504	9,242	17,980	68,979
Total costs and other deductions	1,545,752	1,439,237	3,070,170	2,954,220
Income (loss) from continuing operations before income tax	77,719	34,910	141,454	137,721
Income tax expense (benefit):
Current	7,577	11,381	21,235	30,210
Deferred	3,179	(5,349)	3,529	(14,324)
Total income tax expense (benefit)	10,756	6,032	24,764	15,886
Subsidiary preferred stock dividend	1,234	750	1,984	1,500
Income (loss) from continuing operations, net of tax	65,729	28,128	114,706	120,335
Income (loss) from discontinued operations, net of tax	(1,032)	(26,873)	483	(19,862)
Net income (loss)	64,697	1,255	115,189	100,473
Less: Net (income) loss attributable to noncontrolling interest	(253)	(5,616)	(826)	(5,713)
Net income (loss) attributable to Nabors	$64,444	$(4,361)	$114,363	$94,760

Earnings (losses) per share:
Basic from continuing operations	$0.21	$0.08	$0.37	$0.41
Basic from discontinued operations	—	(0.09)	—	(0.09)
Total Basic	$0.21	$(0.01)	$0.37	$0.32

Diluted from continuing operations	$0.21	$0.08	$0.37	$0.41
Diluted from discontinued operations	—	(0.09)	—	(0.09)
Total Diluted	$0.21	$(0.01)	$0.37	$0.32

Weighted-average number of common shares outstanding:
Basic	297,984	294,747	297,097	293,217
Diluted	300,981	297,119	300,016	295,644

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Net income (loss) attributable to Nabors	$64,444	$(4,361)	$114,363	$94,760
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	32,255	(29,304)	(4,339)	(52,569)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(325)	(5,137)	(19,533)	5,002
Less: reclassification adjustment for (gains)/losses on marketable securities	(4,903)	(12,183)	(4,903)	(88,157)
Unrealized gains/(losses) on marketable securities	(5,228)	(17,320)	(24,436)	(83,155)
Pension liability amortization and adjustment	123	281	246	562
Unrealized gains/(losses) and amortization of cash flow hedges	153	153	306	306
Other comprehensive income (loss), before tax	27,303	(46,190)	(28,223)	(134,856)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(784)	(2,063)	(636)	(2,277)
Other comprehensive income (loss), net of tax	28,087	(44,127)	(27,587)	(132,579)
Comprehensive income (loss) attributable to Nabors	92,531	(48,488)	86,776	(37,819)
Net income (loss) attributable to noncontrolling interest	253	5,616	826	5,713
Translation adjustment attributable to noncontrolling interest	379	613	(102)	(801)
Comprehensive income (loss) attributable to noncontrolling interest	632	6,229	724	4,912
Comprehensive income (loss)	$93,163	$(42,259)	$87,500	$(32,907)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$115,189	$100,473
Adjustments to net income (loss):
Depreciation and amortization	564,947	543,637
Depletion and other oil and gas expense	1,511	14,182
Deferred income tax expense (benefit)	3,172	(20,720)
Impairment and other charges	—	45,000
Losses (gains) on long-lived assets, net	15,041	(10,017)
Losses (gains) on investments, net	(5,062)	(91,140)
Share-based compensation	19,301	38,824
Foreign currency transaction losses (gains), net	1,044	7,311
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	3,021	(3,891)
Other	3,355	9,709
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(48,089)	22,556
Inventory	(6,623)	13,893
Other current assets	(31,780)	(3,402)
Other long-term assets	10,868	25,820
Trade accounts payable and accrued liabilities	57,418	38,216
Income taxes payable	(63,070)	(28,834)
Other long-term liabilities	205,794	(36,209)
Net cash provided by operating activities	846,037	665,408
Cash flows from investing activities:
Purchases of investments	(266)	—
Sales and maturities of investments	23,238	163,161
Proceeds from sales of unconsolidated affiliate	—	10,000
Cash paid for acquisition of businesses, net	(10,200)	(37,516)
Investment in unconsolidated affiliates	(1,612)	(3,927)
Capital expenditures	(862,680)	(500,368)
Proceeds from sales of assets and insurance claims	69,343	29,731
Other	(761)	(3,142)
Net cash used for investing activities	(782,938)	(342,061)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(3,383)	(8,686)
Proceeds from (payments for) issuance of common shares	29,047	3,200
Dividends to shareholders	(23,792)	(23,552)
Proceeds from debt	—	11,569
Debt issuance costs	—	(87)
Reduction in long-term debt	—	(17,853)
Reduction in short-term debt	(10,000)	—
Proceeds from (payment for) commercial paper, net	111,228	295,000
Purchase of preferred stock	(70,875)	—
Proceeds from revolving credit facilities	15,000	—
Reduction in revolving credit facilities	(75,000)	(590,000)
Other	(7,303)	(3,023)
Net cash used for financing activities	(35,078)	(333,432)
Effect of exchange rate changes on cash and cash equivalents	(6,978)	(6,709)
Net increase (decrease) in cash and cash equivalents	21,043	(16,794)
Cash and cash equivalents, beginning of period	389,915	524,922
Cash and cash equivalents, end of period	$410,958	$508,128

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2012
(As previously reported)	318,813	$319	$2,337,244	$431,595	$4,120,398	$(944,627)	$12,188	$5,957,117
Revision (Note 2)				(91,452)	91,452			—
As of December 31, 2012
(Revised)	318,813	319	2,337,244	340,143	4,211,850	(944,627)	12,188	5,957,117
Net income (loss)					94,760		5,713	100,473
Dividends to shareholders					(23,552)			(23,552)
Other comprehensive income (loss), net of tax				(132,579)			(801)	(133,380)
Issuance of common shares for stock options exercised	343		3,200					3,200
Deconsolidation of noncontrolling interest							(2,899)	(2,899)
Share-based compensation	4,265	4	38,824					38,828
Other	—	—	(3,023)				(3,479)	(6,502)
As of June 30, 2013	323,421	$323	$2,376,245	$207,564	$4,283,058	$(944,627)	$10,722	$5,933,285

As of December 31, 2013
(As previously reported)	323,711	$324	$2,392,585	$307,592	$4,213,212	$(944,627)	$12,091	$5,981,177
Revision (Note 2)				(91,452)	91,452			—
As of December 31, 2013
(Revised)	323,711	324	2,392,585	216,140	4,304,664	(944,627)	12,091	5,981,177
Net income (loss)					114,363		826	115,189
Dividends to shareholders					(23,792)			(23,792)
Redemption of subsidiary preferred stock					(1,688)			(1,688)
Other comprehensive income (loss), net of tax				(27,587)			(102)	(27,689)
Issuance of common shares for stock options exercised	2,911	3	29,045					29,048
Share-based compensation			19,301					19,301
Other	1,512	1	(7,305)	(1)			(2,319)	(9,624)
As of June 30, 2014	328,134	$328	$2,433,626	$188,552	$4,393,547	$(944,627)	$10,496	$6,081,922

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

As a global provider of services for land-based and offshore oil and natural gas wells, Nabors’ fleet of rigs and equipment includes:

•                  496 actively marketed land drilling rigs for oil and gas land drilling operations in the United States, Canada and over 26  other countries throughout the world.

•                  446 actively marketed rigs for land well-servicing and workover services in the United States and approximately 98 rigs for land well-servicing and workover services in Canada.

•                  36 platform, 7 jackup and 1 barge rig actively marketed in the United States and multiple international markets.

•                  Approximately 800,000 hydraulic horsepower for hydraulic fracturing, cementing, nitrogen and acid pressure pumping services in key basins throughout the United States.

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

In June 2014, we signed a definitive agreement to merge our completion and production services businesses with C&J Energy Services, Inc. (NYSE: CJES), an independent oilfield services and manufacturing company.  Following the completion of this transaction, we will own approximately 53 percent of the combined company.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), our wholly owned subsidiary.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).  In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2014, as well as the results of our operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and our cash flows and changes in equity for the six months ended June 30, 2014 and 2013, in accordance with GAAP.  Interim results for the six months ended June 30, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014.

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

Prior Period Revision

During the first quarter of 2014, we determined that we had incorrectly applied certain aspects of ASC 830 - Foreign Currency Matters with respect to the recording of foreign currency gains or losses on certain intercompany transactions.  GAAP requires the recognition of foreign currency gains or losses on U.S. dollar denominated intercompany balances of our subsidiaries that have a functional currency other than the U.S. dollar.  The impact was primarily related to the periods between 2002 and 2009, which is the period over which a series of intercompany loans were outstanding between our Canadian subsidiary, whose functional currency is the Canadian dollar, and other subsidiaries whose functional currencies are the U.S. dollar.

The net effect understated net income for periods before 2009 by approximately $91.5 million, due to foreign currency gains that should have been recorded through net income, rather than through Cumulative Translation Adjustment (a component of Accumulated Other Comprehensive Income).  The correction of this error resulted in a revision to increase the beginning Retained Earnings at January 1, 2010 by approximately $91.5 million with the offset being a decrease to Accumulated Other Comprehensive Income, both of which are components of Shareholders’ Equity.  There was no other material impact to our assets, liabilities, cash flows or profit and loss for any periods presented. We do not consider this revision material to any period.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Raw materials	$139,090	$128,606
Work-in-progress	38,537	26,762
Finished goods	38,817	54,425
	$216,444	$209,793

Goodwill

We initially assess goodwill for impairment based on qualitative factors to determine whether to perform the two-step annual goodwill impairment test, a Level 3 fair value measurement. After qualitative assessment, step one of the impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step is required to measure the goodwill impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill to its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess

The fair values calculated in these impairment tests were determined using discounted cash flow models involving assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of 3%.

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

Based on our review, there was no goodwill impairment.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to the reporting of discontinued operations and the disclosures related to disposals of components of an entity. The core principles address the question around whether the disposal represents a strategic shift, if the operations and cash flows can be clearly distinguished and continuing involvement will no longer preclude a disposal from being presented as discontinued operations. These changes are effective for interim and annual periods that begin after December 15, 2014. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In May 2014, the FASB issued an ASU relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. These changes are effective for interim and annual periods that begin after December 15, 2016. Early application is not permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In June 2014, the FASB issued an ASU relating to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The core principle will require the reporting entity to apply existing guidance in Topic 718-Compensation-Stock Compensation relating to awards with performance conditions that affect vesting to account for such awards.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  These changes are effective for interim and annual periods that begin after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

Note 3 Cash and Cash Equivalents and Short-term Investments

Certain information related to our cash and cash equivalents and short-term investments follows:

	June 30, 2014			December 31, 2013
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$410,958	$—	$—	$389,915	$—	$—
Short-term investments:
Available-for-sale equity securities	75,366	48,041	—	96,942	68,395	—
Available-for-sale debt securities:
Corporate debt securities	—	—	—	19,388	4,122	—
Mortgage-backed debt securities	—	—	—	210	11	—
Mortgage-CMO debt securities	20	—	(1)	20	—	(2)
Asset-backed debt securities	—	—	—	658	2	(54)
Total available-for-sale debt securities	20	—	(1)	20,276	4,135	(56)
Total available-for-sale securities	75,386	48,041	(1)	117,218	72,530	(56)
Total short-term investments	75,386	48,041	(1)	117,218	72,530	(56)
Total cash, cash equivalents and short-term investments	$486,344	$48,041	$(1)	$507,133	$72,530	$(56)

Certain information related to the gross unrealized losses of our short-term investments follows:

	As of June 30, 2014
	Less Than 12 Months		More Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)

Available-for-sale debt securities:
Mortgage-CMO debt securities	$—	$—	$20	$1
Total available-for-sale debt securities	—	—	20	1
Total	$—	$—	$20	$1

The estimated fair values of our mortgage-CMO debt securities at June 30, 2014, classified by time to contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties and we may elect to sell the securities prior to the contractual maturity date.

Estimated
Fair Value
June 30, 2014
(In thousands)
Debt securities:
Due in one year or less	$—
Due after one year through five years	—
Due in more than five years	20
Total debt securities	$20

Certain information regarding our debt and equity securities is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Available-for-sale
Proceeds from sales and maturities	$22,178	$20,352	$22,313	$106,953
Realized gains (losses), net	$4,903	$12,183	$4,903	$88,157

Note 4 Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis as of June 30, 2014.  Our debt securities could transfer into or out of a Level 1 or 2 measures depending on the availability of independent and current pricing at the end of each quarter.  During the three and six months ended June 30, 2014, there were no transfers of our financial assets between Level 1 and Level 2 measures.  Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities (energy industry)	$74,504	$862	$—	$75,366
Available-for-sale debt securities:
Mortgage-CMO debt securities	—	20	—	20
Total short-term investments	$74,504	$882	$—	$75,386

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

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP.  The fair value of our long-term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
2.35% senior notes due September 2016	$349,853	$358,596	$349,820	$354,694
6.15% senior notes due February 2018	970,541	1,113,255	969,928	1,097,480
9.25% senior notes due January 2019	339,607	434,405	339,607	428,733
5.00% senior notes due September 2020	698,100	785,883	697,947	731,955
4.625% senior notes due September 2021	698,268	756,623	698,148	709,793
5.10% senior notes due September 2023	348,829	385,284	348,765	349,731
Subsidiary preferred stock (1)	—	—	69,188	69,000
Revolving credit facility	110,000	110,000	170,000	170,000
Commercial paper	441,072	441,072	329,844	329,844
Other	227	227	10,243	10,243
Total	$3,956,497	$4,385,345	$3,983,490	$4,251,473

(1)         We redeemed all outstanding subsidiary preferred stock during the current quarter.  See Note 8 — Subsidiary Preferred Stock for additional discussion.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Share-Based Compensation

We have several share-based employee and director compensation plans, which are more fully described in Note 9 — Share-Based Compensation in our 2013 Annual Report. Total share-based compensation expense, which includes stock options and restricted stock, totaled $8.6 million and $6.0 million for the three months ended June 30, 2014 and 2013, respectively, and $19.3 million and $38.8 million for the six months ended June 30, 2014 and 2013, respectively. Share-based compensation expense has been allocated to our various operating segments.  See Note 13 — Segment Information.

Stock Options

The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 was $46.9 million and $2.4 million, respectively. The total fair value of stock options that vested during the six months ended June 30, 2014 and 2013 was $1.5 million and $3.9 million, respectively.

Restricted Stock

During the six months ended June 30, 2014 and 2013, we awarded 1,143,002 and 4,334,581 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors.  These awards had an aggregate value at their date of grant of $26.1 million and $71.1 million, respectively.  The fair value of restricted stock that vested during the six months ended June 30, 2014 and 2013 was $25.3 million and $36.3 million, respectively.

Restricted Stock Based on Performance

During the six months ended June 30, 2014, we awarded 362,311 shares of restricted stock, vesting over a period of three years to some of our executives.  The performance awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the number of performance goals achieved during the period beginning January 1, 2013 through December 31, 2013.

Our performance awards based on performance conditions are liability-classified awards until shares are granted, of which our accrued liabilities included $1.0 million at June 30, 2014 for the performance period beginning January 1, 2014 through December 31, 2014. The fair value of these awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Stock Based on Market Conditions

During the six months ended June 30, 2014 and 2013, we awarded 395,550 and 353,933 shares of restricted stock, respectively, which will vest based on our performance compared to our peer group over a three-year period. These awards had an aggregate value at their date of grant of $4.5 million and $3.7 million, respectively, after consideration of all assumptions. The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions during the six months ended June 30, 2014 and 2013:

	2014	2013
Risk free interest rate	0.80%	0.41%
Expected volatility	40.00%	46.00%
Closing stock price	$18.19	$16.53
Expected term (in years)	2.97	2.82

Note 6 Debt

Debt consisted of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
2.35% senior notes due September 2016	$349,853	$349,820
6.15% senior notes due February 2018	970,541	969,928
9.25% senior notes due January 2019	339,607	339,607
5.00% senior notes due September 2020	698,100	697,947
4.625% senior notes due September 2021	698,268	698,148
5.10% senior notes due September 2023	348,829	348,765
Revolving credit facility	110,000	170,000
Commercial paper	441,072	329,844
Other	227	10,243
	$3,956,497	$3,914,302
Less: current portion	207	10,185
	$3,956,290	$3,904,117

Commercial Paper Program

As of June 30, 2014, we had approximately $441.1 million of commercial paper outstanding.  The weighted average interest rate on borrowings at June 30, 2014 was 0.33%.  Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in November 2017, more than one year from the balance sheet date.

Revolving Credit Facility

As of June 30, 2014, we had approximately $110.0 million of borrowings outstanding. The weighted average interest rate on borrowings at June 30, 2014 was 1.45%.  The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at June 30, 2014. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 7 Common Shares

During the six months ended June 30, 2014 and 2013, our employees exercised vested options to acquire 2.9 million and 0.3 million of our common shares, respectively, resulting in proceeds of $29.0 million and $3.2 million, respectively. During the six months ended June 30, 2014 and 2013, we withheld 0.3 million and 0.2 million, respectively, of our common shares with a fair value of $7.3 million and $3.0 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

On April 25, 2014, a cash dividend of $0.04 per share was declared for shareholders of record on June 9, 2014. The dividend was paid on June 30, 2014 in the amount of $11.9 million and was charged to retained earnings in our consolidated statement of changes in equity for the six months ended June 30, 2014.

Note 8 Subsidiary Preferred Stock

During the three months ended June 30, 2014, we paid $70.9 million to redeem the 75,000 shares of Series A Preferred Stock outstanding of our subsidiary and paid all dividends due on such shares.  The result of the redemption was a loss of $1.688 million, representing the difference between the redemption amount and the carrying value of the subsidiary preferred stock. The loss results in a charge to retained earnings for the six months ended June 30, 2014 and a reduction to net income used to determine income available for common shareholders in the calculation of basic and diluted earnings per share in the period of transaction.  We also paid regular and accrued dividends of $750,000 and $108,750, respectively, and special dividends of $375,000.  These dividends were treated as regular dividends, and as such were reflected in net income in the consolidated statement of income (loss) for the three and six months ended June 30, 2014.

Note 9 Commitments and Contingencies

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

In 2011, the Court of Ouargla entered a judgment of approximately $34.8 million (at current exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals has upheld the lower court’s ruling, and we have appealed the matter to the Algeria Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $26.8 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2014	2015	2016	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$71,297	$120,139	$75	$—	$191,511

Note 10 Earnings (Losses) Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$65,729	$28,128	$114,706	$120,335
Less: net (income) loss attributable to noncontrolling interest	(253)	(5,616)	(826)	(5,713)
Less: loss on redemption of subsidiary preferred stock	(1,688)	—	(1,688)	—
Less: (earnings) losses allocated to unvested shareholders	(974)	(814)	(1,707)	—
Adjusted income (loss) from continuing operations - basic and diluted	$62,814	$21,698	$110,485	$114,622
Income (loss) from discontinued operations, net of tax	$(1,032)	$(26,873)	$483	$(19,862)

Earnings (losses) per share:
Basic from continuing operations	$0.21	$0.08	$0.37	$0.41
Basic from discontinued operations	—	(0.09)	—	(0.09)
Total Basic	$0.21	$(0.01)	$0.37	$0.32

Diluted from continuing operations	$0.21	$0.08	$0.37	$0.41
Diluted from discontinued operations	—	(0.09)	—	(0.09)
Total Diluted	$0.21	$(0.01)	$0.37	$0.32

Shares (denominator):
Weighted-average number of shares outstanding - basic	297,984	294,747	297,097	293,217
Net effect of dilutive stock options, warrants and restricted stock awards based on the if-converted method	2,997	2,372	2,919	2,427
Weighted-average number of shares outstanding - diluted	300,981	297,119	300,016	295,644

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options and warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share were 5,782,273 and 11,578,175 shares during the three months ended June 30, 2014 and 2013, respectively, and 6,817,891 and 12,015,219 shares during the six months ended June 30, 2014 and 2013, respectively.  In any period during which the average market price of our common shares exceeds the exercise prices of these stock options and warrants, such stock options and warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 11 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Accrued compensation	$153,783	$172,803
Deferred revenue	285,329	202,918
Other taxes payable	45,067	76,781
Workers’ compensation liabilities	29,459	29,459
Interest payable	64,232	64,728
Warranty accrual	4,448	4,653
Litigation reserves	22,781	30,784
Current liability to discontinued operations	28,824	64,404
Professional fees	2,703	2,971
Current deferred tax liability	3,075	3,075
Current liability to acquisition of KVS	22,033	22,033
Other accrued liabilities	13,107	22,484
	$674,841	$697,093

Investment income (loss) includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014		2013
	(In thousands)

Interest and dividend income	$2,028	$2,342	$2,998		$3,118
Gains (losses) on investments, net	5,038	12,479	5,048	(1)	91,124	(2)
	$7,066	$14,821	$8,046		$94,242

(1)         Includes realized gains of $5.0 million from the sale of available-for-sale securities.

(2)         Includes realized gains of $88.7 million from the sale of available-for-sale securities and net realized gains of $2.4 million from the sale of our trading securities.

Losses (gains) on sales and disposals of long-lived assets and other expense (income), net include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$11,114	$1,934	$13,546	$5,344
Termination of employment contract	—	—	—	45,000	(1)
Litigation expenses	567	(502)	3,627	5,659
Foreign currency transaction losses (gains)	4,336	2,990	1,043	7,307
Other losses (gains)	487	4,820	(236)	5,669
	$16,504	$9,242	$17,980	$68,979

(1)         Represents a one-time stock grant valued at $27 million, which vested immediately, and $18 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 9 — Commitments and Contingencies to our 2013 Annual Report for additional discussion.

The changes in accumulated other comprehensive income (loss), by component, includes the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)
As of January 1, 2013	$(2,793)	$134,229	$(7,632)	$216,339	$340,143 (2)
Other comprehensive income (loss) before reclassifications, net of tax of $70	—	4,913	—	(52,569)	(47,656)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	187	(85,454)	344	—	(84,923)
Net other comprehensive income (loss)	187	(80,541)	344	(52,569)	(132,579)
As of June 30, 2013	$(2,606)	$53,688	$(7,288)	$163,770	$207,564

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)
As of January 1, 2014	$(2,419)	$71,742	$(4,075)	$150,892	$216,140 (2)
Other comprehensive income (loss) before reclassifications, net of tax of $93	—	(19,626)	—	(4,339)	(23,965)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	187	(3,960)	151	—	(3,622)
Net other comprehensive income (loss)	187	(23,586)	151	(4,339)	(27,587)
As of June 30, 2014	$(2,232)	$48,156	$(3,924)	$146,553	$188,553

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

(2) Reflects amounts reclassified from foreign currency translation adjustment to retained earnings as discussed in Note 2-Summary of Significant Accounting Policies.

The line items that were reclassified to net income include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Line item in consolidated statement of income (loss)	2014	2013	2014	2013
	(In thousands)

Investment income (loss), net of income taxes of $(943), $(2,252), $(943) and $(2,703)	$4,903	$12,183	$4,903	$88,157
Interest expense, net of income taxes of $59, $59, $119 and $119	153	153	306	306
General and administrative expenses, net of income taxes of $47, $108, $95 and $217	123	281	246	562
Total before tax	$4,627	$11,749	$4,351	$87,289
Tax expense (benefit)	837	2,082	729	2,366
Reclassification adjustment for (gains)/losses included in net income (loss)	$3,790	$9,667	$3,622	$84,923

Note 12 Assets Held-for-Sale and Discontinued Operations

	June 30,	December 31,
	2014	2013
	(In thousands)
Oil and Gas	$233,163	$239,936
Rig Services	—	3,328
	$233,163	$243,264

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At June 30, 2014, our undiscounted contractual commitments for these contracts approximated $139.2 million and we had liabilities of $63.1 million, $28.8 million of which were classified as current and were included in accrued liabilities.  At December 31, 2013, we had liabilities of $113.6 million, $64.4 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Operating revenues

Oil and Gas	$3,471	$12,050	$8,528	$22,039

Income (loss) from Oil and Gas discontinued operations:
Income (loss) from discontinued operations	$(1,082)	$(10,272)	$1,536	$(8,202)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	409	34,663	1,411	36,663
Less: Income tax expense (benefit)	(459)	(10,882)	(358)	(11,165)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(1,032)	$(34,053)	$483	$(33,700)

During the three and six months ended June 30, 2013, Rig Services contributed operating revenues of $34.6 million and $81.8 million, respectively.  Income from discontinued operations, net of tax was $7.2 million and $13.8 million, respectively, for the same period.

Note 13 Segment Information

The following table sets forth financial information with respect to our operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$532,894	$467,129	$1,043,370	$951,902
Canada	54,861	64,789	166,482	191,656
International	391,251	351,421	766,320	672,937
Rig Services (2)	161,740	118,120	305,466	252,351
Subtotal Drilling & Rig Services (3)	1,140,746	1,001,459	2,281,638	2,068,846
Completion & Production Services:
Completion Services	276,639	254,016	504,538	516,154
Production Services	258,378	244,602	533,778	496,173
Subtotal Completion & Production Services (4)	535,017	498,618	1,038,316	1,012,327

Other reconciling items (5)	(59,358)	(40,751)	(116,376)	(83,474)
Total	$1,616,405	$1,459,326	$3,203,578	$2,997,699

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted income (loss) derived from operating activities (1) (6)

Drilling & Rig Services:
U.S.	$89,977	$69,813	$162,471	$147,408
Canada	225	3,895	26,385	34,413
International	50,583	32,481	98,702	53,950
Rig Services (2)	9,059	(5,383)	17,787	(4,096)
Subtotal Drilling & Rig Services (3)	149,844	100,806	305,345	231,675
Completion & Production Services:
Completion Services	(581)	6,870	(34,216)	24,626
Production Services	29,889	23,471	60,480	49,485
Subtotal Completion & Production Services (4)	29,308	30,341	26,264	74,111
Other reconciling items (5)	(45,692)	(41,543)	(89,108)	(73,044)
Total adjusted income (loss)
derived from operating activities	$133,460	$89,604	$242,501	$232,742

Interest expense	(46,303)	(60,273)	(91,113)	(120,284)
Investment income (loss)	7,066	14,821	8,046	94,242
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(16,504)	(9,242)	(17,980)	(68,979)
Income (loss) from continuing operations before income taxes	77,719	34,910	141,454	137,721

Income tax expense (benefit)	10,756	6,032	24,764	15,886
Subsidiary preferred stock dividend	1,234	750	1,984	1,500
Income (loss) from continuing operations, net of tax	65,729	28,128	114,706	120,335
Income (loss) from discontinued operations, net of tax	(1,032)	(26,873)	483	(19,862)
Net income (loss)	64,697	1,255	115,189	100,473
Less: Net (income) loss attributable to noncontrolling interest	(253)	(5,616)	(826)	(5,713)
Net income (loss) attributable to Nabors	$64,444	$(4,361)	$114,363	$94,760

	June 30,	December 31,
	2014	2013
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$4,352,311	$4,248,630
Canada	647,313	608,018
International	3,817,316	3,584,339
Rig Services	503,222	474,275
Subtotal Drilling & Rig Services (7)	9,320,162	8,915,262
Completion & Production Services (8) (9)	2,319,326	2,394,865
Other reconciling items (5)	796,511	849,684
Total assets:	$12,435,999	$12,159,811

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

(3)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(0.8) million and $1.2 million for the three months ended June 30, 2014 and 2013, and $(3.3) million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively.

(4)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.2 million for each of the three months ended June 30, 2014 and 2013, and $0.3 million for each of the six months ended June 30, 2014 and 2013.

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

(7)         Includes $51.3 million and $56.9 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2014 and December 31, 2013, respectively.

(8)         Reflects assets allocated to the line of business necessary to conduct its operations. Further allocation to individual operating segments of Completion & Production Services is not available.

(9)         Includes $9.2 million and $7.4 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2014 and December 31, 2013, respectively.

Note 14 Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, a 100% owned subsidiary. Nabors’ guarantee of the issuer is joint and several. Nabors, as guarantor, has no restrictions on dividends paid to shareholders. The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013 and statements of income (loss) and statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and statements of cash flows for the six months ended June 30, 2014 and 2013 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,106	$4	$409,848	$—	$410,958
Short-term investments	—	—	75,386	—	75,386
Assets held for sale	—	—	233,163	—	233,163
Accounts receivable, net	—	—	1,448,511	—	1,448,511
Inventory	—	—	216,444	—	216,444
Deferred income taxes	—	—	87,354	—	87,354
Other current assets	2,024	28,465	308,333	—	338,822
Total current assets	3,130	28,469	2,779,039	—	2,810,638
Long-term investments	—	—	2,724	—	2,724
Property, plant and equipment, net	—	32,072	8,800,894	—	8,832,966
Goodwill	—	—	512,897	—	512,897
Intercompany receivables	167,610	—	1,614,989	(1,782,599)	—
Investment in consolidated affiliates	5,901,195	6,141,915	1,780,798	(13,823,908)	—
Investment in unconsolidated affiliates	—	—	60,509	—	60,509
Other long-term assets	—	31,531	184,734	—	216,265
Total assets	$6,071,935	$6,233,987	$15,736,584	$(15,606,507)	$12,435,999
	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$207	$—	$207
Trade accounts payable	117	2	617,708	—	617,827
Accrued liabilities	392	63,888	610,561	—	674,841
Income taxes payable	—	—	26,711	—	26,711
Total current liabilities	509	63,890	1,255,187	—	1,319,586
Long-term debt	—	3,956,269	21	—	3,956,290
Other long-term liabilities	—	30,061	566,469	—	596,530
Deferred income taxes	—	(255,590)	737,261	—	481,671
Intercompany payable	—	1,782,599	—	(1,782,599)	—
Total liabilities	509	5,577,229	2,558,938	(1,782,599)	6,354,077
Subsidiary preferred stock	—	—	—	—	—
Shareholders’ equity	6,071,426	656,758	13,167,150	(13,823,908)	6,071,426
Noncontrolling interest	—	—	10,496	—	10,496
Total equity	6,071,426	656,758	13,177,646	(13,823,908)	6,081,922
Total liabilities and equity	$6,071,935	$6,233,987	$15,736,584	$(15,606,507)	$12,435,999

	December 31, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash	$730	$7,029	$382,156	$—	$389,915
Short-term investments	—	—	117,218	—	117,218
Assets held for sale	—	—	243,264	—	243,264
Accounts receivable, net	27	—	1,399,516	—	1,399,543
Inventory	—	—	209,793	—	209,793
Deferred income taxes	—	—	121,316	—	121,316
Other current assets	50	26,378	246,353	—	272,781
Total current assets	807	33,407	2,719,616	—	2,753,830
Long-term investments	—	—	3,236	—	3,236
Property, plant and equipment, net	—	33,815	8,563,998	—	8,597,813
Goodwill	—	—	512,964	—	512,964
Intercompany receivables	160,136	3,891	1,583,539	(1,747,566)	—
Investment in consolidated affiliates	5,808,607	6,097,337	1,789,851	(13,695,795)	—
Investment in unconsolidated affiliates	—	—	64,260	—	64,260
Other long-term assets	—	34,487	193,221	—	227,708
Total assets	$5,969,550	$6,202,937	$15,430,685	$(15,443,361)	$12,159,811
	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$10,185	$—	$10,185
Trade accounts payable	86	25	545,401	—	545,512
Accrued liabilities	378	65,947	630,768	—	697,093
Income taxes payable	—	—	58,634	—	58,634
Total current liabilities	464	65,972	1,244,988	—	1,311,424
Long-term debt	—	3,904,059	58	—	3,904,117
Other long-term liabilities	—	31,071	346,673	—	377,744
Deferred income taxes	—	(213,233)	729,394	—	516,161
Intercompany payable	—	1,747,566	—	(1,747,566)	—
Total liabilities	464	5,535,435	2,321,113	(1,747,566)	6,109,446
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,969,086	667,502	13,028,293	(13,695,795)	5,969,086
Noncontrolling interest	—	—	12,091	—	12,091
Total equity	5,969,086	667,502	13,040,384	(13,695,795)	5,981,177
Total liabilities and equity	$5,969,550	$6,202,937	$15,430,685	$(15,443,361)	$12,159,811

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,616,981	$—	$1,616,981
Earnings from unconsolidated affiliates	—	—	(576)	—	(576)
Earnings (losses) from consolidated affiliates	67,009	53,368	21,844	(142,221)	—
Investment income (loss)	—	146	8,056	(1,136)	7,066
Intercompany Interest income	—	—	—	—	—
Total revenues and other income	67,009	53,514	1,646,305	(143,357)	1,623,471
Costs and other deductions:
Direct costs	—	—	1,066,495	—	1,066,495
General and administrative expenses	2,439	(31)	131,351	(129)	133,630
Depreciation and amortization	—	902	281,918	—	282,820
Interest expense	—	49,313	(3,010)	—	46,303
Intercompany interest expense	(3)	—	3	—	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	129	—	16,246	129	16,504
Other	—	—	—	—	—
Total costs and other deductions	2,565	50,184	1,493,003	—	1,545,752
Income from continuing operations before income tax	64,444	3,330	153,302	(143,357)	77,719
Income tax expense (benefit)	—	(18,514)	29,270	—	10,756
Subsidiary preferred stock dividend	—	—	1,234	—	1,234
Income (loss) from continuing operations, net of tax	64,444	21,844	122,798	(143,357)	65,729
Income (loss) from discontinued operations, net of tax	—	—	(1,032)	—	(1,032)
Net income (loss)	64,444	21,844	121,766	(143,357)	64,697
Less: Net (income) loss attributable to noncontrolling interest	—	—	(253)	—	(253)
Net income (loss) attributable to Nabors	$64,444	$21,844	$121,513	$(143,357)	$64,444

	Three Months Ended June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,491,586	$—	$1,491,586
Earnings from unconsolidated affiliates	—	—	1,360	—	1,360
Earnings (losses) from consolidated affiliates	(1,005)	13,700	(26,331)	13,636	—
Investment income (loss)	1	36	17,057	(2,273)	14,821
Intercompany Interest income	—	32	—	(32)	—
Total revenues and other income	(1,004)	13,768	1,483,672	11,331	1,507,767
Costs and other deductions:
Direct costs	—	—	999,192	—	999,192
General and administrative expenses	3,221	390	129,137	(136)	132,612
Depreciation and amortization	—	903	269,296	—	270,199
Interest expense	—	62,405	(2,134)	—	60,271
Intercompany interest expense	—	—	32	(32)	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	136	(89)	9,129	136	9,312
Other	—	—	—	—	—
Total costs and other deductions	3,357	63,609	1,404,652	(32)	1,471,586
Income from continuing operations before income tax	(4,361)	(49,841)	79,020	11,363	36,181
Income tax expense (benefit)	—	(23,510)	29,682	—	6,172
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuing operations, net of tax	(4,361)	(26,331)	48,588	11,363	29,259
Income (loss) from discontinued operations, net of tax	—	—	(28,004)	—	(28,004)
Net income (loss)	(4,361)	(26,331)	20,584	11,363	1,255
Less: Net (income) loss attributable to noncontrolling interest	—	—	(5,616)	—	(5,616)
Net income (loss) attributable to Nabors	$(4,361)	$(26,331)	$14,968	$11,363	$(4,361)

	Six Months Ended June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$3,206,599	$—	$3,206,599
Earnings from unconsolidated affiliates	—	—	(3,021)	—	(3,021)
Earnings (losses) from consolidated affiliates	119,592	44,608	(18,245)	(145,955)	—
Investment income (loss)	—	146	10,172	(2,272)	8,046
Intercompany Interest income	—	—	—	—	—
Total revenues and other income	119,592	44,754	3,195,505	(148,227)	3,211,624
Costs and other deductions:
Direct costs	—	—	2,128,234	—	2,128,234
General and administrative expenses	4,892	(350)	263,632	(278)	267,896
Depreciation and amortization	—	1,804	563,143	—	564,947
Interest expense	—	98,682	(7,569)	—	91,113
Intercompany interest expense	59	—	(59)	—	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	278	(223)	17,647	278	17,980
Other	—	—	—	—	—
Total costs and other deductions	5,229	99,913	2,965,028	—	3,070,170
Income from continuing operations before income tax	114,363	(55,159)	230,477	(148,227)	141,454
Income tax expense (benefit)	—	(36,914)	61,678	—	24,764
Subsidiary preferred stock dividend	—	—	1,984	—	1,984
Income (loss) from continuing operations, net of tax	114,363	(18,245)	166,815	(148,227)	114,706
Income (loss) from discontinued operations, net of tax	—	—	483	—	483
Net income (loss)	114,363	(18,245)	167,298	(148,227)	115,189
Less: Net (income) loss attributable to noncontrolling interest	—	—	(826)	—	(826)
Net income (loss) attributable to Nabors	$114,363	$(18,245)	$166,472	$(148,227)	$114,363

	Six Months Ended June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$3,070,231	$—	$3,070,231
Earnings from unconsolidated affiliates	—	—	4,255	—	4,255
Earnings (losses) from consolidated affiliates	106,868	56,020	(24,308)	(138,580)	—
Investment income (loss)	1	52	96,462	(2,273)	94,242
Intercompany Interest income	—	61	—	(61)	—
Total revenues and other income	106,869	56,133	3,146,640	(140,914)	3,168,728
Costs and other deductions:
Direct costs	—	—	2,025,234	—	2,025,234
General and administrative expenses	5,055	427	259,955	(280)	265,157
Depreciation and amortization	—	1,805	541,759	—	543,564
Interest expense	—	125,454	(5,175)	—	120,279
Intercompany interest expense	—	—	61	(61)	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	7,054	(68)	61,853	280	69,119
Other	—	—	—	—	—
Total costs and other deductions	12,109	127,618	2,883,687	(61)	3,023,353
Income from continuing operations before income tax	94,760	(71,485)	262,953	(140,853)	145,375
Income tax expense (benefit)	—	(47,177)	64,621	—	17,444
Subsidiary preferred stock dividend	—	—	1,500	—	1,500
Income (loss) from continuing operations, net of tax	94,760	(24,308)	196,832	(140,853)	126,431
Income (loss) from discontinued operations, net of tax	—	—	(25,958)	—	(25,958)
Net income (loss)	94,760	(24,308)	170,874	(140,853)	100,473
Less: Net (income) loss attributable to noncontrolling interest	—	—	(5,713)	—	(5,713)
Net income (loss) attributable to Nabors	$94,760	$(24,308)	$165,161	$(140,853)	$94,760

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$64,444	$21,844	$121,513	$(143,357)	$64,444
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	32,255	1,937	32,458	(34,395)	32,255
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(325)	243	(82)	(161)	(325)
Less: reclassification adjustment for (gains) losses on marketable securities	(4,903)	(506)	(5,409)	5,915	(4,903)
Unrealized gains/(losses) on marketable securities	(5,228)	(263)	(5,491)	5,754	(5,228)
Pension liability amortization and adjustment	123	123	246	(369)	123
Unrealized gains/(losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	27,303	1,950	27,366	(29,316)	27,303
Income tax expense (benefit) related to items of other comprehensive income (loss)	(784)	(784)	(1,863)	2,647	(784)
Other comprehensive income (loss), net of tax	28,087	2,734	29,229	(31,963)	28,087
Comprehensive income (loss) attributable to Nabors	92,531	24,578	150,742	(175,320)	92,531
Net income (loss) attributable to noncontrolling interest	—	—	253	—	253
Translation adjustment to noncontrolling interest	—	—	379	—	379
Comprehensive income (loss) attributable to noncontrolling interest	—	—	632	—	632
Comprehensive income (loss)	$92,531	$24,578	$151,374	$(175,320)	$93,163

	Three Months Ended June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(4,361)	$(26,331)	$14,968	$11,363	$(4,361)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(29,304)	(94)	(29,398)	29,492	(29,304)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(5,137)	48	(5,089)	5,041	(5,137)
Less: reclassification adjustment for (gains) losses on marketable securities	(12,183)	(5,928)	(18,111)	24,039	(12,183)
Unrealized gains/(losses) on marketable securities	(17,320)	(5,880)	(23,200)	29,080	(17,320)
Pension liability amortization and adjustment	281	281	562	(843)	281
Unrealized gains/(losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(46,190)	(5,540)	(51,883)	57,423	(46,190)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,063)	(2,063)	(4,185)	6,248	(2,063)
Other comprehensive income (loss), net of tax	(44,127)	(3,477)	(47,698)	51,175	(44,127)
Comprehensive income (loss) attributable to Nabors	(48,488)	(29,808)	(32,730)	62,538	(48,488)
Net income (loss) attributable to noncontrolling interest	—	—	5,616	—	5,616
Translation adjustment to noncontrolling interest	—	—	613	—	613
Comprehensive income (loss) attributable to noncontrolling interest	—	—	6,229	—	6,229
Comprehensive income (loss)	$(48,488)	$(29,808)	$(26,501)	$62,538	$(42,259)

	Six Months Ended June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$114,363	$(18,245)	$166,472	$(148,227)	$114,363
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(4,339)	1,721	(4,355)	2,634	(4,339)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(19,533)	243	(19,290)	19,047	(19,533)
Less: reclassification adjustment for (gains) losses on marketable securities	(4,903)	(506)	(5,409)	5,915	(4,903)
Unrealized gains/(losses) on marketable securities	(24,436)	(263)	(24,699)	24,962	(24,436)
Pension liability amortization and adjustment	246	246	492	(738)	246
Unrealized gains/(losses) and amortization of cash flow hedges	306	306	306	(612)	306
Other comprehensive income (loss) before tax	(28,223)	2,010	(28,256)	26,246	(28,223)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(636)	(636)	(1,627)	2,263	(636)
Other comprehensive income (loss), net of tax	(27,587)	2,646	(26,629)	23,983	(27,587)
Comprehensive income (loss) attributable to Nabors	86,776	(15,599)	139,843	(124,244)	86,776
Net income (loss) attributable to noncontrolling interest	—	—	826	—	826
Translation adjustment to noncontrolling interest	—	—	(102)	—	(102)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	724	—	724
Comprehensive income (loss)	$86,776	$(15,599)	$140,567	$(124,244)	$87,500

	Six Months Ended June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$94,760	$(24,308)	$165,161	$(140,853)	$94,760
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(52,569)	(146)	(52,715)	52,861	(52,569)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	5,002	233	5,235	(5,468)	5,002
Less: reclassification adjustment for (gains) losses on marketable securities	(88,157)	(7,114)	(95,271)	102,385	(88,157)
Unrealized gains/(losses) on marketable securities	(83,155)	(6,881)	(90,036)	96,917	(83,155)
Pension liability amortization and adjustment	562	562	1,124	(1,686)	562
Unrealized gains/(losses) and amortization of cash flow hedges	306	306	306	(612)	306
Other comprehensive income (loss) before tax	(134,856)	(6,159)	(141,321)	147,480	(134,856)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,277)	(2,277)	(4,672)	6,949	(2,277)
Other comprehensive income (loss), net of tax	(132,579)	(3,882)	(136,649)	140,531	(132,579)
Comprehensive income (loss) attributable to Nabors	(37,819)	(28,190)	28,512	(322)	(37,819)
Net income (loss) attributable to noncontrolling interest	—	—	5,713	—	5,713
Translation adjustment to noncontrolling interest	—	—	(801)	—	(801)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	4,912	—	4,912
Comprehensive income (loss)	$(37,819)	$(28,190)	$33,424	$(322)	$(32,907)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(11,728)	$(62,435)	$906,048	$14,152	$846,037
Cash flows from investing activities:
Purchase of investments	—	—	(266)	—	(266)
Sales and maturities of investments	—	—	23,238	—	23,238
Cash paid for acquisition of businesses, net	—	—	(10,200)	—	(10,200)
Investment in unconsolidated affiliates	—	—	(1,612)	—	(1,612)
Capital expenditures	—	—	(862,680)	—	(862,680)
Proceeds from sales of assets and insurance claims	—	—	69,343	—	69,343
Proceeds from sales of unconsolidated affiliates	—	—	—	—	—
Other	—	—	(761)	—	(761)
Cash paid for investments in consolidated affiliates	—	—	—	—	—
Changes in intercompany balances	—	4,182	(4,182)	—	—
Net cash provided by (used for) investing activities	—	4,182	787,120	—	(782,905)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(3,382)	—	(3,382)
Proceeds from (payments for) issuance of common shares	29,048	—	(1)	—	29,047
Dividends to shareholders	(26,064)	—	—	2,272	(23,792)
Proceeds from (payments for) commercial paper, net	—	111,228	—	—	111,228
Proceeds from revolving credit facilities	—	—	—	—	—
Proceeds from parent contributions	—	—	—	—	—
Debt issuance costs	—	—	—	—	—
Proceeds from debt	—	—	15,000	—	15,000
Reduction in revolving credit facilities	—	—	—	—	—
Reduction in long-term debt	—	(60,000)	(15,000)	—	(75,000)
Reduction in short-term debt	—	—	(10,000)	—	(10,000)
Redemption of subsidiary Preferred Shares	—	—	(70,875)	—	(70,875)
Proceeds from (payments for) issuance of parent common shares to affiliates	16,424	—	—	(16,424)	—
Other	(7,304)	—	—	—	(7,304)
Net cash (used for) provided by financing activities	12,104	51,228	(84,258)	(14,152)	(35,078)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,978)	—	(6,978)
Net increase (decrease) in cash and cash equivalents	376	(7,025)	27,692	—	21,043
Cash and cash equivalents, beginning of period	730	7,029	382,156	—	389,915
Cash and cash equivalents, end of period	$1,106	$4	$409,848	$—	$410,958

	Six Months Ended June 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(4,554)	$(147,280)	$787,443	$29,799	$665,408
Cash flows from investing activities:
Purchase of investments	—	—	—	—	—
Sales and maturities of investments	—	—	163,161	—	163,161
Cash paid for acquisition of businesses, net	—	—	(37,516)	—	(37,516)
Investment in unconsolidated affiliates	—	—	(3,927)	—	(3,927)
Capital expenditures	—	—	(500,368)	—	(500,368)
Proceeds from sales of assets and insurance claims	—	—	29,731	—	29,731
Proceeds from sales of unconsolidated affiliates	—	—	10,000	—	10,000
Other	—	—	(3,142)	—	(3,142)
Cash paid for investments in consolidated affiliates	—	(626,000)	(1,252,000)	1,878,000	—
Changes in intercompany balances	—	348,367	(348,367)	—	—
Net cash provided by (used for) investing activities	—	(277,633)	(1,942,428)	1,878,000	(342,061)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(8,686)	—	(8,686)
Proceeds from (payments for) issuance of common shares	3,200	—	—	—	3,200
Dividends to shareholders	(25,825)	—	—	2,273	(23,552)
Proceeds from (payments for) commercial paper, net	—	295,000	—	—	295,000
Proceeds from revolving credit facilities	—	—	—	—	—
Proceeds from parent contributions	—	626,000	1,252,000	(1,878,000)	—
Debt issuance costs	—	(87)	—	—	(87)
Proceeds from debt	—	—	11,569	—	11,569
Reduction in revolving credit facilities	—	(590,000)	—	—	(590,000)
Reduction in long-term debt	—	—	(17,853)	—	(17,853)
Proceeds from (payments for) issuance of parent common shares to affiliates	32,072	—	—	(32,072)	—
Other	(3,023)	—	—	—	(3,023)
Net cash (used for) provided by financing activities	6,424	330,913	1,237,030	(1,907,799)	(333,432)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,709)	—	(6,709)
Net increase (decrease) in cash and cash equivalents	1,870	(94,000)	75,336	—	(16,794)
Cash and cash equivalents, beginning of period	1,639	106,778	416,505	—	524,922
Cash and cash equivalents, end of period	$3,509	$12,778	$491,841	$—	$508,128

Note 15 Subsequent Events

On July 31, 2014, we sold our oil and gas properties located on the North Slope of Alaska. Under the terms of the agreement, we received $35 million at closing and expect to receive additional payments of $27 million upon the properties achieving certain production targets in subsequent years. In addition, we will retain a working interest at various interests and an overriding royalty interest in the properties at various interests. The working interest is fully carried up to $600 million of total project costs. The transaction generally remains subject to approval of local Alaska regulatory authorities, among other usual and customary conditions.

On July 24, 2014, our Board of Directors declared a cash dividend of $0.06 per share to the holders of record of our common shares as of September 9, 2014 to be paid on September 30, 2014.

On July 30, 2014, the Company and its wholly owned subsidiary, Nabors Red Lion Limited (“Red Lion”), along with C&J Energy Services, Inc. (“CJES”), and the members of the board of directors of CJES, including its management directors, were sued in a putative shareholder class action by the stockholders of CJES.  The case is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. v. C&J Energy Services, Inc., et al.; C.A. No. 9980; In the Court of Chancery of the State of Delaware.  The complaint alleges that the CJES directors breached their fiduciary duties in connection with the transaction between CJES, Nabors and Red Lion, and that Nabors and Red Lion aided and abetted these alleged violations.  The complaint seeks injunctive relief, including an injunction against the consummation of the transactions, together with attorney’s fees and costs.  We believe that the case is without merit and intend to vigorously defend it.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of June 30, 2014, and the related consolidated statements of income (loss) and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 and June 30, 2013 and the consolidated statements of cash flows and of changes in equity for the six-month periods ended June 30, 2014 and June 30, 2013.  This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated March 3, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

August 6, 2014

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

In June 2014, we signed a definitive agreement to merge our completion and production services businesses with C&J Energy Services, Inc. (NYSE: CJES), an independent oilfield services and manufacturing company.  Following the completion of this transaction, we will own approximately 53 percent of the combined company.  We believe this combination will allow us to better concentrate our resources on bolstering our position as a preeminent global drilling company, while retaining a significant ongoing economic interest in the combined completion and production business.

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

The following table sets forth oil and natural gas price data per Bloomberg for the 12-month periods ended June 30, 2014 and 2013:

	Year Ended June 30,
	2014	2013	Increase/(Decrease)
	(In dollars, except percentages)
Average Henry Hub natural gas spot price ($/thousand cubic feet)	$4.48	$3.83	$0.65	17%
Average West Texas intermediate crude oil spot price ($/barrel)	$101.30	$95.79	$5.51	6%

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended June 30, 2014 totaled $1.6 billion, representing an increase of $157.1 million, or 11%, as compared to the three months ended June 30, 2013, and $3.2 billion for the six months ended June 30, 2014, representing an increase of $205.9 million, or 7%, as compared to the six months ended June 30, 2013.

Adjusted income derived from operating activities and net income (loss) from continuing operations, net of tax, for the three months ended June 30, 2014 totaled $133.5 million and $65.7 million ($0.21 per diluted share), respectively, representing increases of 49% and 134%, as compared to the corresponding 2013 period. Adjusted income derived from operating activities and income (loss) from continuing operations, net of tax, for the six months ended June 30, 2014 totaled $242.5 million and $114.7 million ($0.37 per diluted share), respectively, representing increases of 4% and decrease of 5%, as compared to the corresponding 2013 period.

During the six months ended June 30, 2014, operating results reflected generally rising crude oil prices.  Crude oil prices remain the primary driver of U.S. drilling activity.  Our customers’ financial results are benefitting from these higher prices, resulting, we believe, in increased drilling activity and related well-completion activity.  Continued resilient crude oil prices could lead to increased domestic drilling activity for the balance of 2014.  Although prices of natural gas and natural gas liquids in the U.S. have increased since early 2012, they remain at levels that negatively impact gas-directed drilling activity and we believe they would have to increase further in order for our customers to increase their gas-directed drilling activity significantly.

Our international markets have begun to respond to improving oil prices during the last two years.  Several of our international markets have also begun to experience an increase in demand for drilling driven by increasing natural gas prices. Beginning in 2013, we signed agreements for several new and significantly upgraded drilling rigs, for both oil- and gas-directed drilling.  We plan to deploy those rigs during 2014, and the combination of these deployments and day rate increases commencing in 2014 should improve international results beginning in the second half of 2014 and into 2015.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$532,894	$467,129	$65,765	14%	$1,043,370	$951,902	$91,468	10%
Canada	54,861	64,789	(9,928)	(15)%	166,482	191,656	(25,174)	(13)%
International	391,251	351,421	39,830	11%	766,320	672,937	93,383	14%
Rig Services (2)	161,740	118,120	43,620	37%	305,466	252,351	53,115	21%
Subtotal Drilling & Rig Services (3)	1,140,746	1,001,459	139,287	14%	2,281,638	2,068,846	212,792	10%
Completion & Production Services:
Completion Services	276,639	254,016	22,623	9%	504,538	516,154	(11,616)	(2)%
Production Services	258,378	244,602	13,776	6%	533,778	496,173	37,605	8%
Subtotal Completion & Production Services (4)	535,017	498,618	36,399	7%	1,038,316	1,012,327	25,989	3%

Other reconciling items	(59,358)	(40,751)	(18,607)	(46)%	(116,376)	(83,474)	(32,902)	(39)%
Total (5)	$1,616,405	$1,459,326	$157,079	11%	$3,203,578	$2,997,699	$205,879	7%

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages)

Adjusted income (loss) derived from operating activities (1) (6)

Drilling & Rig Services:
U.S.	$89,977	$69,813	$20,164	29%	$162,471	$147,408	$15,063	10%
Canada	225	3,895	(3,670)	(94)%	26,385	34,413	(8,028)	(23)%
International	50,583	32,481	18,102	56%	98,702	53,950	44,752	83%
Rig Services (2)	9,059	(5,383)	14,442	268%	17,787	(4,096)	21,883	534%
Subtotal Drilling & Rig Services (3)	149,844	100,806	49,038	49%	305,345	231,675	73,670	32%
Completion & Production Services:
Completion Services	(581)	6,870	(7,451)	(108)%	(34,216)	24,626	(58,842)	(239)%
Production Services	29,889	23,471	6,418	27%	60,480	49,485	10,995	22%
Subtotal Completion & Production Services (4)	29,308	30,341	(1,033)	(3)%	26,264	74,111	(47,847)	(65)%
Other reconciling items (5)	(45,692)	(41,543)	(4,149)	(10)%	(89,108)	(73,044)	(16,064)	(22)%
Total adjusted income (loss) derived from operating activities	$133,460	$89,604	$43,856	49%	$242,501	$232,742	$9,759	4%

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages)
Total adjusted income (loss) derived from operating activities (6)	$133,460	$89,604	$43,856	49%	$242,501	$232,742	$9,759	4%
Interest expense	(46,303)	(60,273)	13,970	23%	(91,113)	(120,284)	29,171	24%
Investment income (loss)	7,066	14,821	(7,755)	(52)%	8,046	94,242	(86,196)	(91)%
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(16,504)	(9,242)	(7,262)	(79)%	(17,980)	(68,979)	50,999	74%
Income (loss) from continuing operations before income taxes	77,719	34,910	42,809	123%	141,454	137,721	3,733	3%
Income tax expense (benefit)	10,756	6,032	4,724	78%	24,764	15,886	8,878	56%
Subsidiary preferred stock dividend	1,234	750	484	65%	1,984	1,500	484	32%
Income (loss) from continuing operations, net of tax	65,729	28,128	37,601	134%	114,706	120,335	(5,629)	(5)%
Income (loss) from discontinued operations, net of tax	(1,032)	(26,873)	25,841	96%	483	(19,862)	20,345	102%
Net income (loss)	64,697	1,255	63,442	5055%	115,189	100,473	14,716	15%
Less: Net (income) loss attributable to noncontrolling interest	(253)	(5,616)	5,363	95%	(826)	(5,713)	4,887	86%
Net income (loss) attributable to Nabors	$64,444	$(4,361)	$68,805	1578%	$114,363	$94,760	$19,603	21%

Diluted earnings (losses) per share: From continuing operations	$0.21	$0.08	$0.13	163%	$0.37	$0.41	$(0.04)	(10)%
From discontinued operations	—	(0.09)	0.09	100%	—	(0.09)	0.09	100%
Total diluted	$0.21	$(0.01)	$0.22	2200%	$0.37	$0.32	$0.05	16%

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Rig activity:
Rig years: (7)
U.S.	215.3	195.8	19.5	10%	211.0	192.8	18.2	9%
Canada	21.6	17.4	4.2	24%	32.6	28.6	4.0	14%
International (8)	127.3	125.2	2.1	2%	128.6	124.0	4.6	4%
Total rig years	364.2	338.4	25.8	8%	372.2	345.4	26.8	8%
Rig hours: (9)
U.S. Production Services	210,750	224,681	(13,931)	(6)%	420,732	436,979	(16,247)	(4)%
Canada Production Services	28,671	28,802	(131)	(0)%	70,211	76,829	(6,618)	(9)%
Total rig hours	239,421	253,483	(14,062)	(6)%	490,943	513,808	(22,865)	(4)%

(1)         All periods present the operating activities of our wholly owned oil and gas businesses, aircraft logistics operations and construction services as discontinued operations.

(2)         Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services. These services represent our other companies that are not aggregated into a reportable operating segment.

(3)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(0.8) million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively and $(3.3) million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively

(4)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.2 million for each of the three months ended June 30, 2014 and 2013, and $0.3 million for each of the six months ended June 30, 2014 and 2013.

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

(8)         Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 rig years during each of the three and six months ended June 30, 2014 and 2013.

(9)         Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter.

Segment Results of Operations

Drilling & Rig Services

This business line is comprised of our global drilling rig operations and drilling-related services, consisting of equipment manufacturing, instrumentation optimization software and directional drilling services.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Revenues	$532,894	$467,129	$65,765	14%	$1,043,370	$951,902	$91,468	10%
Adjusted income	$89,977	$69,813	$20,164	29%	$162,471	$147,408	$15,063	10%

Rig years	215.3	195.8	19.5	10%	211.0	192.8	18.2	9%

Canada
Revenues	$54,861	$64,789	$(9,928)	(15)%	$166,482	$191,656	$(25,174)	(13)%
Adjusted income	$225	$3,895	$(3,670)	(94)%	$26,385	$34,413	$(8,028)	(23)%

Rig years	21.6	17.4	4.2	24%	32.6	28.6	4.0	14%

International
Revenues	$391,251	$351,421	$39,830	11%	$766,320	$672,937	$93,383	14%
Adjusted income	$50,583	$32,481	$18,102	56%	$98,702	$53,950	$44,752	83%

Rig years	127.3	125.2	2.1	2%	128.6	124.0	4.6	4%

Rig Services
Revenues	$161,740	$118,120	$43,620	37%	$305,466	$252,351	$53,115	21%
Adjusted income	$9,059	$(5,383)	$14,442	268%	$17,787	$(4,096)	$21,883	534%

U.S.

Our U.S. drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results increased during the three and six months ended June 30, 2014 compared to the corresponding 2013 periods primarily as a result of an increase in drilling activity in the lower 48 states. During the quarter we deployed four newbuild AC rigs and deployed four net existing rigs. Compared to the second quarter of 2013, our average daily revenue per rig in the Lower 48 increased. Over the same time period our daily operating cost per rig also increased, though by less than the revenue increase, resulting in an increase in daily rig margin of $608. The increase was partially offset by decreased drilling activity in offshore operations due to lower utilization of our MODS® rigs and the impact on results from the sale of four offshore rigs in the Gulf of Mexico.

Canada

Operating results decreased during the three and six months ended June 30, 2014 compared to the corresponding 2013 periods primarily due to an unfavorable foreign exchange variance. In addition, revenue was unfavorably impacted by lower average drilling dayrates, partially offset by increased drilling activity. The Canadian dollar weakened approximately 8% against the U.S. dollar year-over-year. This negatively impacted margins, as both revenues and expenses are denominated in Canadian dollars.

International

Operating results increased during the three and six months ended June 30, 2014 compared to the corresponding 2013 periods primarily as a result of increased rig activity and higher dayrates from existing land rigs and deployments with higher margins in Saudi Arabia, Argentina, Northern Iraq, Algeria and Colombia. Operating results during the current period were also positively impacted by revenues earned in Venezuela and Iraq. These increases were partially offset by downtime associated with a jackup rig in dry dock in Saudi Arabia.

Rig Services

Operating results increased during the three and six months ended June 30, 2014 compared to the corresponding 2013 periods primarily due to Canrig’s capital equipment unit sales and higher ROCKITTM system sales. Our Ryan Directional Services operations also contributed to these increases from sales of its new aluminum pipe product line. Adjusted income increased primarily due to cost reductions and higher service and rental margins at Canrig.

Completion & Production Services

This business line is comprised of our operations involved in the completion, life-of-well maintenance and eventual plugging and abandonment of a well.  These product lines include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Completion Services
Revenues	$276,639	$254,016	$22,623	9%	$504,538	$516,154	$(11,616)	(2)%
Adjusted income	$(581)	$6,870	$(7,451)	(108)%	$(34,216)	$24,626	$(58,842)	(239)%
Production Services
Revenues	$258,378	$244,602	$13,776	6%	$533,778	$496,173	$37,605	8%
Adjusted income	$29,889	$23,471	$6,418	27%	$60,480	$49,485	$10,995	22%

Rig hours:
U.S.	210,750	224,681	(13,931)	(6)%	420,732	436,979	(16,247)	(4)%
Canada	28,671	28,802	(131)	(0)%	70,211	76,829	(6,618)	(9)%

Completion Services

Revenue increased during the three months ended June 30, 2014 compared to the corresponding 2013 period while adjusted income decreased, primarily due to a sharp increase in activity but at reduced prices as the market has experienced downward pricing pressure. Operating results decreased during the six months ended June 30, 2014, primarily due to the expiration of five multi-year take-or-pay contracts at favorable rates and reduced customer activity caused in part by severe weather in the Northeast and Rocky Mountain operating areas that reduced customer activity.

Production Services

Operating results for our U.S. operations increased during the three and six months ended June 30, 2014 compared to the corresponding 2013 periods, primarily due to incremental operating results from our acquisition of a trucking and logistics business during the fourth quarter of 2013. These increases were not impacted by our Canada operations, where the combination of stronger rig hourly rates, and increased rental revenue offset the unfavorable impact of the foreign exchange rate.

OTHER FINANCIAL INFORMATION

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages)

General and administrative expenses	$133,630	$131,202	$2,428	2%	$267,896	$262,080	$5,816	2%
As a percentage of operating revenue	8.3%	9.0%	(1)%	(8)%	8.4%	8.8%	(0)%	(5)%

Depreciation and amortization	282,820	266,210	16,610	6%	564,947	535,575	29,372	5%
Interest expense	46,303	60,273	(13,970)	(23)%	91,113	120,284	(29,171)	(24)%
Investment income	7,066	14,821	(7,755)	(52)%	8,046	94,242	(86,196)	(91)%
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	16,504	9,242	7,262	79%	17,980	68,979	(50,999)	(74)%

General and administrative expenses

General and administrative expenses increased slightly during the three and six months ended June 30, 2014 compared to the corresponding 2013 periods. As a percentage of operating revenues, general and administrative expenses are slightly lower for each period and consistent with the slight increase in operating revenues during the three and six months ended June 30, 2014 as compared to the corresponding 2013 periods.

Depreciation and amortization

Depreciation and amortization expense increased slightly during the three and six months ended June 30, 2014 compared to the corresponding 2013 periods, as a result of the incremental depreciation expense related to newly constructed rigs which were placed into service during 2013 and the first half of 2014  in the U.S., and to a lesser extent, rig upgrades and other capital expenditures made during 2013 and 2014 relating to our Drilling & Rig Services business line in our U.S. and international markets.

Interest expense

Interest expense decreased during the three and six months ended June 30, 2014 compared to the corresponding 2013 periods as a result of the redemption of a portion of the principal amount of our 9.25% senior notes in September 2013, partially offset by the September 2013 issuances of our 2.35% and 5.10% senior notes.  During the three and six months ended June 30, 2014, average interest rates were lower on our outstanding senior notes, revolving credit facility and commercial paper balances as compared to the corresponding 2013 periods.

Investment income

Investment income for the three and six months ended June 30, 2014 included realized gains of $5.1 million and $5.1 million, respectively, related to the sale of some of our available-for-sale securities and $2.0 million and $3.0 million, respectively, were attributable to interest and dividend income.

Investment income for the three months ended June 30, 2013 included realized gains of $12.5 million related to the sale of some of our available-for-sale debt and equity securities and $2.3 million attributable to interest and dividend income.

Investment income for the six months ended June 30, 2013 was comprised primarily of realized gains of $88.7 million related to the sale of some of our available-for-sale debt and equity securities. The balance was attributable to interest, dividend income or unrealized gains on the remaining portfolio of investments.

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three and six months ended June 30, 2014 were net losses of $16.5 million and $18.0 million, respectively, which included net losses on sales and disposals of assets of approximately $11.1 million and $13.5 million, respectively, foreign currency exchange losses of approximately $4.3 million and $1.0 million, respectively and increases to our litigation reserves of $0.6 million and $3.6 million, respectively.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended June 30, 2013 was a net loss of $9.2 million, which was primarily comprised of foreign currency exchange losses of approximately $3.0 million and net losses on sales and disposals of assets of approximately $1.9 million.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the six months ended June 30, 2013 was a net loss of $69.0 million, which included a one-time stock grant valued at $27.0 million, which vested immediately and $18.0 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement.  In addition, there were increases to our litigation reserves of $5.7 million, foreign currency exchange losses of approximately $7.3 million and net losses on sales and disposals of assets of approximately $5.3 million

Income tax rate

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)

Effective income tax rate from continuing operations	13.8%	17.3%	(3.5)%	(20.2)%	17.5%	11.5%	6.0%	52.2%

The changes in our effective tax rate during the three and six months ended June 30, 2014 compared to the corresponding 2013 periods reflect the proportion of income generated in the United States versus other countries where we operate. Income generated in the United States is generally taxed at a higher rate than other jurisdictions.

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

Assets Held-for-Sale

	June 30,	December 31,
	2014	2013
	(In thousands)
Oil and Gas	$233,163	$239,936
Rig Services	—	3,328
	$233,163	$243,264

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At June 30, 2014, our undiscounted contractual commitments for these contracts approximated $139.2 million and we had liabilities of $63.1 million, $28.8 million of which were classified as current and were included in accrued liabilities.  At December 31, 2013, we had liabilities of $113.6 million, $64.4 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues

Oil and Gas	$3,471	$12,050	$(8,579)	(71)%	$8,528	$22,039	$(13,511)	(61)%

Income (loss) from discontinued operations
Oil and Gas	$(1,032)	$(34,053)	$33,021	(97)%	$483	$(33,700)	$34,183	101%

During the three and six months ended June 30, 2013, Rig Services contributed operating revenues of $34.6 million and $81.8 million, respectively.  Income from discontinued operations, net of tax was $7.2 million and $13.8 million, respectively, for the same period.

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2014 and 2013 below.

Operating Activities. Net cash provided by operating activities totaled $846.0 million during the six months ended June 30, 2014, compared to net cash provided by operating activities of $665.4 million during the corresponding 2013 period. Operating cash flows are our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates.  Net income (loss) adjusted for non-cash components was approximately $721.5 million and $633.4 million during the six months ended June 30, 2014 and 2013, respectively.  Additionally, changes in working capital items such as collection of receivables, deferred revenue arrangements, and payments of operating payables can be significant factors affecting operating cash flows.  Changes in working capital items contributed $124.5 million and $32.0 million in cash during the six months ended June 30, 2014 and 2013, respectively.

Investing Activities. Net cash used for investing activities totaled $782.9 million during the six months ended June 30, 2014 compared to $342.1 million during the corresponding 2013 period. During the six months ended June 30, 2014, we received $69.3 million from the sale of assets. This was primarily from the sale of non-core assets in a continuation of our efforts to monetize non-core assets and focus on our core business. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2014 and 2013, we used cash for capital expenditures totaling $862.7 million and $500.4 million, respectively. During the six months ended June 30, 2013, we paid $37.5 million cash to purchase the business of Navigate Energy Services, Inc., and we sold our trading equity securities and some of our available-for-sale equity securities, providing $163.2 million in cash.

Financing Activities. Net cash used for financing activities totaled $35.1 million during the six months ended June 30, 2014 compared to $333.4 million during the corresponding 2013 period.  During the six months ended June 30, 2014, we issued $111.2 million in commercial paper and repaid $60.0 million on amounts borrowed under our revolving credit facility. During the six months ended June 30, 2014 we used $70.9 million for the redemption of Series A Preferred Stock of a subsidiary. During the six months ended June 30, 2013, we issued $295.0 million in commercial paper and repaid $590.0 million on amounts borrowed under our revolving credit facility. During the six months ended June 30, 2014 and 2013, we paid cash dividends to shareholders totaling $23.8 million and $23.6 million, respectively.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $2.0 billion.  Purchase commitments outstanding at June 30, 2014 totaled approximately $953.8 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities.  The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, upgrades to our offshore rigs, completion and production services equipment and well-servicing equipment, and additions to the technology assets that we own and operate.  We can reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and commercial paper program and cash generated from operations. As of June 30, 2014, we had cash and short-term investments of $486.3 million and working capital of $1.5 billion. As of December 31, 2013, we had cash and short-term investments of $507.1 million and working capital of $1.4 billion. At June 30, 2014, we had $0.9 billion of availability remaining under our $1.5 billion revolving credit facility and commercial paper program.

Upon closing of the transactions contemplated by the merger agreement with C&J Energy Services, Inc., we anticipate receiving approximately $0.9 billion in cash proceeds from debt issued by the combined company. We expect to use these cash proceeds to pay down our short term borrowings, to fund ongoing capital expansion of our fleet of new and upgraded drilling rigs and for other general working capital purposes.

We had 11 letter-of-credit facilities with various banks as of June 30, 2014. Availability under these facilities as of June 30, 2014 was as follows:

(In thousands)
Credit available	$573,203
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	331,928
Remaining availability	$241,275

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

Our gross debt to capital ratio was 0.39:1 as of June 30, 2014 and 0.40:1 as of December 31, 2013. Our net debt to capital ratio was 0.36:1 as of June 30, 2014 and December 31, 2013. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 8.7:1 as of June 30, 2014 and 7.4:1 as of December 31, 2013. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues and earnings (losses) from unconsolidated affiliates, direct costs and general administrative expenses divided by (y) interest expense.  The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations, possible dispositions of non-core assets, revolving credit facility and commercial paper program are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Other Matters

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to the reporting of discontinued operations and the disclosures related to disposals of components of an entity. The core principles address the question around whether the disposal represents a strategic shift, if the operations and cash flows can be clearly distinguished and continuing involvement will no longer preclude a disposal from being presented as discontinued operations. These changes are effective for interim and annual periods that begin after December 15, 2014. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In May 2014, the FASB issued an ASU relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. These changes are effective for interim and annual periods that begin after December 15, 2016. Early application is not permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In June 2014, the FASB issued an ASU relating to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The core principle will require the reporting entity to apply existing guidance in Topic 718 relating to awards with performance conditions that affect vesting to account for such awards.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  These changes are effective for interim and annual periods that begin after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources.  The most significant of these off-balance sheet arrangements involve agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by us to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees. Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote.

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2014	2015	2016	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$71,297	$120,139	$75	$—	$191,511

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 9 — Commitments and Contingencies.

On July 30, 2014, the Company and its wholly owned subsidiary, Nabors Red Lion Limited (“Red Lion”), along with C&J Energy Services, Inc. (“CJES”), and the members of the board of directors of CJES, including its management directors, were sued in a putative shareholder class action by the stockholders of CJES.  The case is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. v. C&J Energy Services, Inc., et al.; C.A. No. 9980; In the Court of Chancery of the State of Delaware.  The complaint alleges that the CJES directors breached their fiduciary duties in connection with the transaction between CJES, Nabors and Red Lion, and that Nabors and Red Lion aided and abetted these alleged violations.  The complaint seeks injunctive relief, including an injunction against the consummation of the transactions, together with attorney’s fees and costs.  We believe that the case is without merit and intend to vigorously defend it.

ITEM 1A.  RISK FACTORS

There have been no material changes during the three months ended June 30, 2014 to the “Risk Factors” discussed in our 2013 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2014 from the distributions described below.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

Period (In thousands, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30, 2014	10	$24.71	—	—
May 1 - May 31, 2014	<1	$25.19	—	—
June 1 - June 30, 2014	194	$26.25	—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 3, 2012).
10.1	Agreement and Plan of Merger, dated as of June 25, 2014 by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc.
10.2	Separation Agreement, dated as of June 25, 2014, by and between Nabors Industries Ltd. and Nabors Red Lion Limited.
10.3	Support Agreement, dated as of June 25, 2014 by and among Nabors Industries Ltd., Nabors Red Lion Limited, Joshua E. Comstock, the Joshua Comstock Trust and JRC Investments, LLC.
15	Awareness Letter of Independent Accountants*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Restrepo
William Restrepo
Chief Financial Officer
(Principal Financial & Accounting Officer)

Date:	August 6, 2014

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 3, 2012).
10.1	Agreement and Plan of Merger, dated as of June 25, 2014 by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc.
10.2	Separation Agreement, dated as of June 25, 2014, by and between Nabors Industries Ltd. and Nabors Red Lion Limited.
10.3	Support Agreement, dated as of June 25, 2014 by and among Nabors Industries Ltd., Nabors Red Lion Limited, Joshua E. Comstock, the Joshua Comstock Trust and JRC Investments, LLC.
15	Awareness Letter of Independent Accountants*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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