Form 10-Q
period 2014-09-30
NABORS INDUSTRIES LTD
filed 2014-11-10
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

Commission File Number: 001-32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0363970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Crown House

Second Floor

4 Par-la-Ville Road

Hamilton, HM08

Bermuda

 (Address of principal executive office)

(441) 292-1510

(Registrant’s telephone number, including area code)

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

The number of common shares, par value $.001 per share, outstanding as of November 5, 2014 was 289,439,033.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$404,453	$389,915
Short-term investments	60,365	117,218
Assets held for sale	158,327	243,264
Accounts receivable, net	1,624,441	1,399,543
Inventory	242,876	209,793
Deferred income taxes	91,837	121,316
Other current assets	210,172	272,781
Total current assets	2,792,471	2,753,830
Long-term investments and other receivables	2,568	3,236
Property, plant and equipment, net	9,016,508	8,597,813
Goodwill	512,203	512,964
Investment in unconsolidated affiliates	60,451	64,260
Other long-term assets	235,139	227,708
Total assets	$12,619,340	$12,159,811

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$196	$10,185
Trade accounts payable	693,931	545,512
Accrued liabilities	702,508	697,093
Income taxes payable	18,946	58,634
Total current liabilities	1,415,581	1,311,424
Long-term debt	4,255,136	3,904,117
Other long-term liabilities	596,968	377,744
Deferred income taxes	478,421	516,161
Total liabilities	6,746,106	6,109,446

Commitments and contingencies (Note 9)
Subsidiary preferred stock	—	69,188

Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 328,230 and 323,711, respectively	328	324
Capital in excess of par value	2,443,381	2,392,585
Accumulated other comprehensive income (Revised)	132,222	216,140
Retained earnings (Revised)	4,481,606	4,304,664
Less: treasury shares, at cost, 38,788 and 28,414 common shares, respectively	(1,194,664)	(944,627)
Total shareholders’ equity	5,862,873	5,969,086
Noncontrolling interest	10,361	12,091
Total equity	5,873,234	5,981,177
Total liabilities and equity	$12,619,340	$12,159,811

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Revenues and other income:
Operating revenues	$1,813,762	$1,551,593	$5,020,361	$4,545,037
Earnings (losses) from unconsolidated affiliates	(2,851)	(2,628)	(5,872)	1,627
Investment income (loss)	2,189	1,229	10,235	95,471
Total revenues and other income	1,813,100	1,550,194	5,024,724	4,642,135

Costs and other deductions:
Direct costs	1,181,986	981,685	3,310,220	2,948,987
General and administrative expenses	138,967	127,943	406,863	390,023
Depreciation and amortization	286,581	273,444	851,528	809,019
Interest expense	43,138	56,059	134,251	176,343
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	(1,513)	3,266	16,467	27,245
Impairments and other charges	—	242,241	—	287,241
Total costs and other deductions	1,649,159	1,684,638	4,719,329	4,638,858
Income (loss) from continuing operations before income tax	163,941	(134,444)	305,395	3,277
Income tax expense (benefit):
Current	72,371	(32,316)	93,606	(2,106)
Deferred	(10,860)	(12,368)	(7,331)	(26,692)
Total income tax expense (benefit)	61,511	(44,684)	86,275	(28,798)
Subsidiary preferred stock dividend	—	750	1,984	2,250
Income (loss) from continuing operations, net of tax	102,430	(90,510)	217,136	29,825
Income (loss) from discontinued operations, net of tax	4,005	(14,430)	4,488	(34,292)
Net income (loss)	106,435	(104,940)	221,624	(4,467)
Less: Net (income) loss attributable to noncontrolling interest	(387)	(441)	(1,213)	(6,154)
Net income (loss) attributable to Nabors	$106,048	$(105,381)	$220,411	$(10,621)

Earnings (losses) per share:
Basic from continuing operations	$0.34	$(0.30)	$0.72	$0.08
Basic from discontinued operations	0.02	(0.05)	0.02	(0.11)
Total Basic	$0.36	$(0.35)	$0.74	$(0.03)

Diluted from continuing operations	$0.34	$(0.30)	$0.71	$0.08
Diluted from discontinued operations	0.01	(0.05)	0.02	(0.11)
Total Diluted	$0.35	$(0.35)	$0.73	$(0.03)

Weighted-average number of common shares outstanding:
Basic	292,621	295,076	292,613	293,837
Diluted	295,005	295,076	295,353	296,208

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013

Net income (loss) attributable to Nabors	$106,048	$(105,381)	$220,411	$(10,621)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(41,713)	15,716	(46,052)	(36,853)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(15,054)	(3,416)	(34,587)	1,586
Less: reclassification adjustment for (gains)/losses on marketable securities	267	(2)	(4,636)	(88,159)
Unrealized gains/(losses) on marketable securities	(14,787)	(3,418)	(39,223)	(86,573)
Pension liability amortization and adjustment	123	280	369	842
Unrealized gains/(losses) and amortization of cash flow hedges	153	153	459	459
Other comprehensive income (loss), before tax	(56,224)	12,731	(84,447)	(122,125)
Income tax expense (benefit) related to items of other comprehensive income (loss)	107	116	(529)	(2,161)
Other comprehensive income (loss), net of tax	(56,331)	12,615	(83,918)	(119,964)
Comprehensive income (loss) attributable to Nabors	49,717	(92,766)	136,493	(130,585)
Net income (loss) attributable to noncontrolling interest	387	441	1,213	6,154
Translation adjustment attributable to noncontrolling interest	(522)	229	(624)	(572)
Comprehensive income (loss) attributable to noncontrolling interest	(135)	670	589	5,582
Comprehensive income (loss)	$49,582	$(92,096)	$137,082	$(125,003)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$221,624	$(4,467)
Adjustments to net income (loss):
Depreciation and amortization	851,605	820,898
Depletion and other oil and gas expense	2,110	22,235
Deferred income tax expense (benefit)	(4,888)	(31,535)
Impairment and other charges	—	71,322
Losses on debt extinguishment	3,212	211,981
Losses (gains) on long-lived assets, net	(12,066)	12,254
Losses (gains) on investments, net	(4,930)	(90,635)
Share-based compensation	28,141	45,898
Foreign currency transaction losses (gains), net	3,416	7,021
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	3,527	(1,263)
Other	(2,924)	(1,188)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(229,161)	(21,568)
Inventory	(34,987)	20,220
Other current assets	74,249	5,572
Other long-term assets	8,791	34,435
Trade accounts payable and accrued liabilities	168,801	11,271
Income taxes payable	(50,904)	(53,846)
Other long-term liabilities	218,728	(83,890)
Net cash provided by operating activities	1,244,344	974,715
Cash flows from investing activities:
Purchases of investments	(319)	—
Sales and maturities of investments	23,580	163,944
Proceeds from sales of unconsolidated affiliate	—	10,000
Cash paid for acquisition of businesses, net	(10,200)	(37,516)
Investment in unconsolidated affiliates	(2,061)	(5,967)
Capital expenditures	(1,344,222)	(780,711)
Proceeds from sales of assets and insurance claims	129,825	139,254
Other	(3,931)	(7)
Net cash used for investing activities	(1,207,328)	(511,003)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(3,867)	(7,497)
Proceeds from (payments for) issuance of common shares	30,240	4,375
Dividends paid to shareholders	(41,781)	(35,357)
Proceeds from long-term debt	15,000	710,086
Reduction in short-term debt	(10,000)	—
Debt issuance costs	—	(3,505)
Reduction in long-term debt	(40,098)	(994,181)
Proceeds from (payment for) commercial paper, net	441,530	332,250
Purchase of preferred stock	(70,875)	—
Purchase of treasury stock	(250,037)	—
Reduction in revolving credit facilities	(70,000)	(590,000)
Other	(7,581)	(3,096)
Net cash used for financing activities	(7,469)	(586,925)
Effect of exchange rate changes on cash and cash equivalents	(15,009)	(5,786)
Net increase (decrease) in cash and cash equivalents	14,538	(128,999)
Cash and cash equivalents, beginning of period	389,915	524,922
Cash and cash equivalents, end of period	$404,453	$395,923

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2012 (As previously reported)	318,813	$319	$2,337,244	$431,595	$4,120,398	$(944,627)	$12,188	$5,957,117
Revision (Note 2)				(91,452)	91,452			—
As of December 31, 2012 (Revised)	318,813	319	2,337,244	340,143	4,211,850	(944,627)	12,188	5,957,117
Net income (loss)					(10,621)		6,154	(4,467)
Dividends to shareholders					(35,357)			(35,357)
Other comprehensive income (loss), net of tax				(119,964)			(572)	(120,536)
Issuance of common shares for stock options exercised	470		4,375					4,375
Deconsolidation of noncontrolling interest							(2,899)	(2,899)
Share-based compensation	4,251	4	45,898					45,902
Other			(3,096)				(3,446)	(6,542)
As of September 30, 2013	323,534	$323	$2,384,421	$220,179	$4,165,872	$(944,627)	$11,425	$5,837,593

As of December 31, 2013 (As previously reported)	323,711	$324	$2,392,585	$307,592	$4,213,212	$(944,627)	$12,091	$5,981,177
Revision (Note 2)				(91,452)	91,452			—
As of December 31, 2013 (Revised)	323,711	324	2,392,585	216,140	4,304,664	(944,627)	12,091	5,981,177
Net income (loss)					220,411		1,213	221,624
Dividends to shareholders					(41,781)			(41,781)
Redemption of subsidiary preferred stock					(1,688)			(1,688)
Repurchase of treasury shares						(250,037)		(250,037)
Other comprehensive income (loss), net of tax				(83,918)			(624)	(84,542)
Issuance of common shares for stock options exercised	3,034	3	30,237					30,240
Share-based compensation			28,141					28,141
Other	1,485	1	(7,582)				(2,319)	(9,900)
As of September 30, 2014	328,230	$328	$2,443,381	$132,222	$4,481,606	$(1,194,664)	$10,361	$5,873,234

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

Drilling & Rig Services

This business line is comprised of our global drilling rig operations and drilling-related services, which primarily consists of equipment manufacturing, instrumentation optimization software and directional drilling services.

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

As a global provider of services for land-based and offshore oil and natural gas wells, Nabors’ fleet of rigs and equipment includes:

•                  501 actively marketed land drilling rigs for oil and gas land drilling operations in the United States, Canada and over 20 other countries throughout the world.

•                  444 actively marketed rigs for land well-servicing and workover services in the United States and approximately 98 rigs for land well-servicing and workover services in Canada.

•                  37 platform and 7 jackup rigs actively marketed in the United States and multiple international markets.

•                  Approximately 805,000 hydraulic horsepower for hydraulic fracturing, cementing, nitrogen and acid pressure pumping services in key basins throughout the United States.

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

In June 2014, we along with certain of our subsidiaries, including Nabors Red Lion Limited (“Red Lion”), signed a definitive agreement to merge our completion and production services businesses with C&J Energy Services, Inc. (NYSE: CJES), an independent oilfield services and manufacturing company.  Following the completion of this transaction, we will own approximately 53 percent of the combined company. Our expectation is to complete the transaction in the fiscal fourth quarter of 2014, but could extend into 2015. Following completion of the transaction, we expect to account for our investment in the combined company using the equity method of accounting.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), our wholly owned subsidiary.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”).  In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2014, as well as the results of our operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and cash flows and changes in equity for the nine months ended September 30, 2014 and 2013, in accordance with GAAP.  Interim results for the nine months ended September 30, 2014 may not be indicative of results that will be realized for the full year ending December 31, 2014.

Our independent registered public accounting firm has reviewed and issued a report on these consolidated interim financial statements in accordance with standards established by the Public Company Accounting Oversight Board.  Pursuant to Rule 436(c) under the Securities Act of 1933, as amended (the “Securities Act”), their report should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of such Act.

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

The net effect understated net income for periods before 2009 by approximately $91.5 million, due to foreign currency gains that should have been recorded through net income, rather than through Cumulative Translation Adjustment (a component of Accumulated Other Comprehensive Income).  The correction of this error resulted in a revision to increase the beginning Retained Earnings at January 1, 2010 by approximately $91.5 million with the offset being a decrease to Accumulated Other Comprehensive Income, both of which are components of Shareholders’ Equity.  There was no material impact to our assets, liabilities, cash flows or profit and loss for any periods presented, and we do not consider this revision material to any period.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Raw materials	$153,229	$128,606
Work-in-progress	40,550	26,762
Finished goods	49,097	54,425
	$242,876	$209,793

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

Based on our review, there was no goodwill impairment for the third quarter of 2014.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to the reporting of discontinued operations and the disclosures related to disposals of components of an entity. The new standard addresses the question around whether the disposal represents a strategic shift, if the operations and cash flows can be clearly distinguished and continuing involvement will no longer preclude a disposal from being presented as discontinued operations. These changes are effective for interim and annual periods that begin after December 15, 2014. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In May 2014, the FASB issued an ASU relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The new standard will require recognition of revenue when promised goods are transferred or services to customers are performed in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. These changes are effective for interim and annual periods that begin after December 15, 2016. Early application is not permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In June 2014, the FASB issued an ASU relating to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The new standard will require the reporting entity to apply existing guidance in Topic 718-Compensation-Stock Compensation relating to awards with performance conditions that affect vesting to account for such awards.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  These changes are effective for interim and annual periods that begin after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

Note 3 Cash and Cash Equivalents and Short-term Investments

Certain information related to our cash and cash equivalents and short-term investments follows:

	September 30, 2014			December 31, 2013
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$404,453	$—	$—	$389,915	$—	$—
Short-term investments:
Available-for-sale equity securities	60,346	33,021	—	96,942	68,395	—
Available-for-sale debt securities:
Corporate debt securities	—	—	—	19,388	4,122	—
Mortgage-backed debt securities	—	—	—	210	11	—
Mortgage-CMO debt securities	19	—	—	20	—	(2)
Asset-backed debt securities	—	—	—	658	2	(54)
Total available-for-sale debt securities	19	—	—	20,276	4,135	(56)
Total available-for-sale securities	60,365	33,021	—	117,218	72,530	(56)
Total short-term investments	60,365	33,021	—	117,218	72,530	(56)
Total cash, cash equivalents and short-term investments	$464,818	$33,021	$—	$507,133	$72,530	$(56)

Certain information regarding our available-for-sale debt and equity securities is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Available-for-sale
Proceeds from sales and maturities	$—	$408	$22,313	$107,361
Realized gains (losses), net	$(267)	$2	$4,636	$88,159

Note 4 Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets that are accounted for at fair value on a recurring basis as of September 30, 2014.  Our debt securities could transfer into or out of a Level 1 or 2 measures depending on the availability of independent and current pricing at the end of each quarter.  During the three and nine months ended September 30, 2014, there were no transfers of our financial assets between Level 1 and Level 2 measures.  Additionally, there were no transfers in or out of Level 3. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities (energy industry)	$60,006	$340	$—	$60,346
Available-for-sale debt securities:
Mortgage-CMO debt securities	—	19	—	19
Total short-term investments	$60,006	$359	$—	$60,365

Nonrecurring Fair Value Measurements

Fair value measurements were applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which would consist of measurements primarily to assets held-for-sale, goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and our pipeline contractual commitments.

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP.  The fair value of our long-term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
2.35% senior notes due September 2016	$349,870	$357,242	$349,820	$354,694
6.15% senior notes due February 2018	948,900	1,074,186	969,928	1,097,480
9.25% senior notes due January 2019	339,607	426,835	339,607	428,733
5.00% senior notes due September 2020	698,177	768,607	697,947	731,955
4.625% senior notes due September 2021	698,328	755,300	698,148	709,793
5.10% senior notes due September 2023	348,861	380,114	348,765	349,731
Subsidiary preferred stock (1)	—	—	69,188	69,000
Revolving credit facility	100,000	100,000	170,000	170,000
Commercial paper	771,374	771,374	329,844	329,844
Other	215	215	10,243	10,243
Total	$4,255,332	$4,633,873	$3,983,490	$4,251,473

(1)         We redeemed all outstanding subsidiary preferred stock during the second quarter of 2014.  See Note 8 — Subsidiary Preferred Stock for additional discussion.

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Share-Based Compensation

We have several share-based employee and director compensation plans, which are more fully described in Note 9 — Share-Based Compensation in our 2013 Annual Report. Total share-based compensation expense, which includes stock options and restricted stock, totaled $8.9 million and $7.1 million for the three months ended September 30, 2014 and 2013, respectively, and $28.1 million and $45.9 million for the nine months ended September 30, 2014 and 2013, respectively. Share-based compensation expense has been allocated to our various operating segments.  See Note 13 — Segment Information.

Stock Options

The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $49.1 million and $3.2 million, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2014 and 2013 was $1.6 million and $4.0 million, respectively.

Restricted Stock

During the nine months ended September 30, 2014 and 2013, we awarded 1,154,615 and 4,375,260 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors.  These awards had an aggregate value at their date of grant of $26.4 million and $71.7 million, respectively.  The fair value of restricted stock that vested during the nine months ended September 30, 2014 and 2013 was $26.6 million and $36.6 million, respectively. The fair value of these awards is based on the closing price of Nabors stock on the date the awards are granted.

Restricted Stock Based on Performance

During the nine months ended September 30, 2014, we awarded 362,311 shares of restricted stock, vesting over a period of three years, to some of our executives.  The performance awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the number of performance goals achieved during the period beginning January 1, 2013 through December 31, 2013.

Our awards based on performance conditions are liability-classified awards until shares are granted, of which our accrued liabilities included $1.9 million at September 30, 2014 for the performance period beginning January 1, 2014 through December 31, 2014. The fair value of these awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Stock Based on Market Conditions

During the nine months ended September 30, 2014 and 2013, we awarded 395,550 and 353,933 shares of restricted stock, respectively, which are equity-classified awards and will vest based on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $4.5 million and $3.7 million, respectively, after consideration of all assumptions. The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013
Risk free interest rate	0.80%	0.41%
Expected Volatility	40.00%	46.00%
Closing stock price at grant date	$18.19	$16.53
Expected term (in years)	2.97 years	2.82 years

Note 6 Debt

Debt consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
2.35% senior notes due September 2016	$349,870	$349,820
6.15% senior notes due February 2018	948,900	969,928
9.25% senior notes due January 2019	339,607	339,607
5.00% senior notes due September 2020	698,177	697,947
4.625% senior notes due September 2021	698,328	698,148
5.10% senior notes due September 2023	348,861	348,765
Commercial paper	771,374	329,844
Revolving credit facility	100,000	170,000
Other	215	10,243
	$4,255,332	$3,914,302
Less: current portion	196	10,185
	$4,255,136	$3,904,117

Commercial Paper Program

As of September 30, 2014, we had approximately $771.4 million of commercial paper outstanding.  The weighted average interest rate on borrowings at September 30, 2014 was 0.35%. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which as currently structured matures in November 2017, more than one year from the date of the Consolidated Balance Sheets.

Revolving Credit Facility

As of September 30, 2014, we had approximately $100.0 million of borrowings outstanding. The weighted average interest rate on borrowings at September 30, 2014 was 1.46%. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. We were in compliance with all covenants under the agreement at September 30, 2014. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

6.15% Senior Notes Due February 2018

During the three months ended September 30, 2014, Nabors Delaware redeemed $22.0 million principal amount of these notes. Nabors Delaware paid the holders an aggregate of approximately $25.7 million which includes approximately $0.6 million in accrued interest and $3.1 million premium, which is reflected in losses (gains) on sales and disposals of long-lived assets and other expenses (income), net in our Consolidated Statements of Income (Loss).

Note 7 Common Shares

During the nine months ended September 30, 2014 and 2013, our employees exercised vested options to acquire 3.0 million and 0.5 million of our common shares, respectively, resulting in proceeds of $30.2 million and $4.4 million, respectively. During the nine months ended September 30, 2014 and 2013, we withheld 0.3 million and 0.2 million, respectively, of our common shares with a fair value of $7.6 million and $3.1 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

On July 24, 2014, a cash dividend of $0.06 per share was declared for shareholders of record on September 9, 2014. The dividend was paid on September 30, 2014 in the amount of $18.0 million and was charged to retained earnings in our Consolidated Statement of Changes in Equity for the nine months ended September 30, 2014.

On September 11, 2014, with approval of the Board of Directors (“Board”), we purchased 10.375 million of our common shares, at $24.10 per share, for a total aggregate amount of approximately $250 million. This purchase was an isolated event and was not part of a broader Board approved repurchase program. The Board continuously seeks to increase returns to shareholders, and as a result, this could lead to additional repurchases in the future, although we do not have a plan in place to do so at this time.

Note 8 Subsidiary Preferred Stock

During the nine months ended September 30, 2014, we paid $70.9 million to redeem the 75,000 shares of Series A Preferred Stock outstanding of our subsidiary and paid all dividends due on such shares.  The result of the redemption was a loss of $1.688 million, representing the difference between the redemption amount and the carrying value of the subsidiary preferred stock. The loss results in a charge to retained earnings and a reduction to net income used to determine income available for common shareholders in the calculation of basic and diluted earnings per share in the period of transaction.  We also paid regular and accrued dividends of $750,000 and $108,750, respectively, and special dividends of $375,000.  These dividends were treated as regular dividends, and as such were reflected in earnings in the Consolidated Statement of Income (Loss) for the nine months ended September 30, 2014.

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

In 2011, the Court of Ouargla entered a judgment of approximately $34.8 million (at current exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Algeria Supreme Court, which overturned the decision on September 25, 2014. The case will be reheard in light of the Algeria Supreme Court’s opinion. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $26.8 million in excess of amounts accrued.

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

On July 30, 2014, Nabors and Red Lion, along with C&J Energy Services, Inc. (“CJES”), and the members of the board of directors of CJES, including its management directors, were sued in a putative shareholder class action by the stockholders of CJES.  The case is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. v. C&J Energy Services, Inc., et al.; C.A. No. 9980; In the Court of Chancery of the State of Delaware.  The complaint alleges that the CJES directors breached their fiduciary duties in connection with the transaction between CJES, Nabors and Red Lion, and that CJES, Nabors and Red Lion aided and abetted these alleged violations.  The complaint seeks injunctive relief, including an injunction against the consummation of the transactions, together with attorney’s fees and costs.  We believe that the case is without merit and intend to vigorously defend it.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2014	2015	2016	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$63,632	$127,994	$75	$18	$191,719

Note 10 Earnings (Losses) Per Share

Accounting Standards Codification (“ASC”) 260, Earnings per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings (losses) per share.  We have granted and expect to continue to grant to employees restricted stock grants that contain non-forfeitable rights to dividends.  Such grants are considered participating securities under ASC 260.  As such, we are required to include these grants in the calculation of our basic earnings (losses) per share and calculate basic earnings (losses) per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.

Basic earnings (losses) per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented.

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
BASIC EPS:

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$102,430	$(90,510)	$217,136	$29,825
Less: net (income) loss attributable to noncontrolling interest	(387)	(441)	(1,213)	(6,154)
Less: loss on redemption of subsidiary preferred stock	—	—	(1,688)	—
Less: (earnings) losses allocated to unvested shareholders	(1,579)	1,411	(3,286)	671
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations	$100,464	$(89,540)	$210,949	$24,342
Income (loss) from discontinued operations	$4,005	$(14,430)	$4,488	$(34,292)

Weighted-average number of shares outstanding - basic	292,621	295,076	292,613	293,837

Earnings (losses) per share:
Basic from continuing operations	$0.34	$(0.30)	$0.72	$0.08
Basic from discontinued operations	0.02	(0.05)	0.02	(0.11)
Total Basic	$0.36	$(0.35)	$0.74	$(0.03)

DILUTED EPS:

Income (loss) from continuing operations attributed to common shareholders	$100,464	$(89,540)	$210,949	$24,342
Add: effect of reallocating undistributed earnings of unvested shareholders	11	—	25	—
Adjusted income (loss) from continuing operations attributed to common shareholders	$100,475	$(89,540)	$210,974	$24,342
Income (loss) from discontinued operations	$4,005	$(14,430)	$4,488	$(34,292)

Weighted-average number of shares outstanding - basic	292,621	295,076	292,613	293,837
Add: dilutive effect of potential common shares	2,384	—	2,740	2,371
Weighted-average number of diluted shares outstanding	295,005	295,076	295,353	296,208

Earnings (losses) per share:
Diluted from continuing operations	$0.34	$(0.30)	$0.71	$0.08
Diluted from discontinued operations	0.01	(0.05)	0.02	(0.11)
Total Diluted	$0.35	$(0.35)	$0.73	$(0.03)

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options that were excluded from diluted earnings (losses) per share that would potentially dilute earnings (losses) per share were 5,389,090 and 18,786,837 shares during the three months ended September 30, 2014 and 2013, respectively, and 6,341,624 and 11,887,169 shares during the nine months ended September 30, 2014 and 2013, respectively.  In any period during which the average market price of our common shares exceeds the exercise prices of these stock options, such stock options will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting.

Note 11 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Accrued compensation	$182,028	$172,803
Deferred revenue	314,773	202,918
Other taxes payable	58,287	76,781
Workers’ compensation liabilities	29,459	29,459
Interest payable	17,857	64,728
Warranty accrual	4,791	4,653
Litigation reserves	23,750	30,784
Current liability to discontinued operations	23,817	64,404
Professional fees	2,842	2,971
Current deferred tax liability	3,075	3,075
Current liability to acquisition of KVS	22,033	22,033
Other accrued liabilities	19,796	22,484
	$702,508	$697,093

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014		2013
	(In thousands)

Interest and dividend income	$2,323	$1,107	$5,318		$4,225
Gains (losses) on investments, net	(134)	122	4,917	(1)	91,246	(2)
	$2,189	$1,229	$10,235		$95,471

(1)         Includes realized gains of $4.9 million from the sale of available-for-sale securities.

(2)         Includes realized gains of $88.2 million from the sale of available-for-sale securities and net realized gains of $2.5 million from the sale of our trading securities.

Losses (gains) on sales and disposals of long-lived assets and other expense (income), net include the following:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013
	(In thousands)

Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$(27,641	)(1)	$2,806	$(14,095	)(1)	$8,150
Litigation expenses	3,177		1,983	6,804		7,642
Merger transaction expenses	17,000	(2)	—	17,000	(2)	—
Foreign currency transaction losses (gains)	2,374		(290)	3,417		7,017
Other losses (gains)	3,577		(1,233)	3,341		4,436
	$(1,513)		$3,266	$16,467		$27,245

(1)         Includes a $22.2 million gain related to the disposition of our Alaska E&P assets. See Note 12 — Assets Held-for-Sale and Discontinued Operations.

(2)         Represents transaction costs related to the merger with CJES, including professional fees and other costs incurred to re-organize the business in contemplation of the merger.

Impairments and other charges include the following:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2013
	(In thousands)

Termination of employment contract	$—	$45,000	(1)
Loss on tendered notes	208,197	208,197	(2)
Provision for retirement of assets	14,044	14,044	(3)
Impairment of long-lived assets	20,000	20,000	(4)
	$242,241	$287,241

There were no impairment charges during the three and nine months ended September 30, 2014.

(1)         Represents a one-time stock grant valued at $27.0 million, which vested immediately, and $18.0 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 9 — Commitments and Contingencies to our 2013 Annual Report for additional discussion.

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

The changes in accumulated other comprehensive income (loss), by component, includes the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)
As of January 1, 2013 (1)	$(2,793)	$134,229	$(7,632)	$216,339	$340,143
Other comprehensive income (loss) before reclassifications	—	1,549	—	(36,853)	(35,304)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	280	(85,456)	516	—	(84,660)
Net other comprehensive income (loss)	280	(83,907)	516	(36,853)	(119,964)
As of September 30, 2013	$(2,513)	$50,322	$(7,116)	$179,486	$220,179

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)
As of January 1, 2014 (1)	$(2,419)	$71,742	$(4,075)	$150,892	$216,140
Other comprehensive income (loss) before reclassifications	—	(34,646)	—	(46,052)	(80,698)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	280	(3,726)	226	—	(3,220)
Net other comprehensive income (loss)	280	(38,372)	226	(46,052)	(83,918)
As of September 30, 2014	$(2,139)	$33,370	$(3,849)	$104,840	$132,222

(1) Reflects amounts reclassified from foreign currency translation adjustment to retained earnings as discussed in Note 2—Summary of Significant Accounting Policies.

(2) All amounts are net of tax. Amounts in parentheses indicate debits.

The line items that were reclassified to net income include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Line item in consolidated statement of income (loss)	2014	2013	2014	2013
	(In thousands)

Investment income (loss)	$(267)	$2	$4,636	$88,159
Interest expense	153	153	459	459
General and administrative expenses	123	280	369	842
Total before tax	$(543)	$(431)	$3,808	$86,858
Tax expense (benefit)	(141)	(168)	588	2,198
Reclassification adjustment for (gains)/losses included in net income (loss)	$(402)	$(263)	$3,220	$84,660

Note 12 Assets Held-for-Sale and Discontinued Operations

	September 30,	December 31,
	2014	2013
	(In thousands)
Oil and Gas	$158,327	$239,936
Rig Services	—	3,328
	$158,327	$243,264

Assets held-for-sale as of September 30, 2014 consisted solely of our oil and gas holdings in the Horn River basin in Western Canada.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At September 30, 2014, our undiscounted contractual commitments for these contracts approximated $95.2 million and we had liabilities of $47.1 million, $23.8 million of which were classified as current and were included in accrued liabilities.  At December 31, 2013, we had liabilities of $113.6 million, $64.4 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013
	(In thousands)
Operating revenues

Oil and Gas	$2,314		$1,803	$10,842		$23,842

Income (loss) from Oil and Gas discontinued operations:
Income (loss) from discontinued operations	$(509)		$(8,555)	$1,027		$(11,227)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets and obligations	(7,312	) (1)	4,834	(5,901	) (1)	47,027
Less: Income tax expense (benefit)	2,798		2,011	2,440		(9,154)
Income (loss) from Oil and Gas discontinued operations, net of tax	$4,005		$(15,400)	$4,488		$(49,100)

(1)    Reflects a gain related to our pipeline contractual commitments resulting from mitigation agreements to transfer pipeline/processing capacity.

During the three months ended September 30, 2014, we sold a large portion of our oil and gas properties located on the North Slope of Alaska. Under the terms of the agreement, we received $35.1 million at closing and expect to receive additional payments of $27.0 million upon certain future dates or the properties achieving certain production targets. In addition, we will retain a working interest at various interests and an overriding royalty interest in the properties at various interests. The working interest is fully carried up to $600 million of total project costs. The transaction generally remains subject to approval of local Alaska regulatory authorities, among other usual and customary conditions. The $22.2 million gain from the transaction is included in losses (gains) on sales and disposals of long-lived assets and other expense (income), net in our Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2014. The retained interest, which is valued at approximately $26.2 million, is no longer classified as assets-held-for-sale and is included in other long-term assets. We have not recast prior period results as the balances are not material to our Consolidated Statements of Income (Loss) for any period.

During the three and nine months ended September 30, 2013, Rig Services contributed operating revenues of $34.8 million and $116.5 million, respectively.  Income from discontinued operations, net of tax was $1.0 million and $14.8 million, respectively, for the same periods.

Note 13 Segment Information

The following table sets forth financial information with respect to our operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$571,736	$491,857	$1,615,106	$1,443,759
Canada	80,491	81,397	246,973	273,053
International	424,698	383,712	1,191,018	1,056,649
Rig Services (2)	191,437	131,151	496,903	383,502
Subtotal Drilling & Rig Services (3)	1,268,362	1,088,117	3,550,000	3,156,963
Completion & Production Services:
Completion Services	352,027	266,520	856,565	782,674
Production Services	259,863	246,806	793,641	742,979
Subtotal Completion & Production Services (4)	611,890	513,326	1,650,206	1,525,653

Other reconciling items (5)	(69,341)	(52,478)	(185,717)	(135,952)
Total	$1,810,911	$1,548,965	$5,014,489	$4,546,664

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted income (loss) derived from operating activities (1) (6)

Drilling & Rig Services:
U.S.	$117,212	$92,710	$279,683	$240,118
Canada	11,517	12,244	37,902	46,657
International	68,452	54,271	167,154	108,221
Rig Services (2)	21,136	2,357	38,923	(1,739)
Subtotal Drilling & Rig Services (3)	218,317	161,582	523,662	393,257
Completion & Production Services:
Completion Services	14,211	13,024	(20,005)	37,650
Production Services	21,182	25,909	81,662	75,394
Subtotal Completion & Production Services (4)	35,393	38,933	61,657	113,044
Other reconciling items (5)	(50,333)	(34,622)	(139,441)	(107,666)
Total adjusted income (loss) derived from operating activities	$203,377	$165,893	$445,878	$398,635

Interest expense	(43,138)	(56,059)	(134,251)	(176,343)
Investment income (loss)	2,189	1,229	10,235	95,471
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	1,513	(3,266)	(16,467)	(27,245)
Impairments and other charges	—	(242,241)	—	(287,241)
Income (loss) from continuing operations before income taxes	163,941	(134,444)	305,395	3,277

Income tax expense (benefit)	61,511	(44,684)	86,275	(28,798)
Subsidiary preferred stock dividend	—	750	1,984	2,250
Income (loss) from continuing operations, net of tax	102,430	(90,510)	217,136	29,825
Income (loss) from discontinued operations, net of tax	4,005	(14,430)	4,488	(34,292)
Net income (loss)	106,435	(104,940)	221,624	(4,467)
Less: Net (income) loss attributable to noncontrolling interest	(387)	(441)	(1,213)	(6,154)
Net income (loss) attributable to Nabors	$106,048	$(105,381)	$220,411	$(10,621)

	September 30,	December 31,
	2014	2013
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$4,438,876	$4,248,630
Canada	599,979	608,018
International	3,988,285	3,584,339
Rig Services	522,673	474,275
Subtotal Drilling & Rig Services (7)	9,549,813	8,915,262
Completion & Production Services (8) (9)	2,326,016	2,394,865
Other reconciling items (5)	743,511	849,684
Total assets:	$12,619,340	$12,159,811

(1)         All periods present the operating activities of our wholly owned oil and gas businesses, aircraft logistics operations and construction services as discontinued operations.

(2)         Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services. These services represent our other companies that are not aggregated into a separate reportable operating segment.

(3)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(2.9) million for each of the three months ended September 30, 2014 and 2013, and $(6.1) million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.

(4)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively.

(5)         Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

(6)         Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. Adjusted income is a non-GAAP measure and should not be used in isolation as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(7)         Includes $50.8 million and $56.9 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2014 and December 31, 2013, respectively.

(8)         Reflects assets allocated to the line of business necessary to conduct its operations. Further allocation to individual operating segments of Completion & Production Services is not available.

(9)         Includes $9.7 million and $7.4 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2014 and December 31, 2013, respectively.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013 and statements of income (loss) and statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and statements of cash flows for the nine months ended September 30, 2014 and 2013 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$2,423	$7	$402,023	$—	$404,453
Short-term investments	—	—	60,365	—	60,365
Assets held for sale	—	—	158,327	—	158,327
Accounts receivable, net	—	—	1,624,441	—	1,624,441
Inventory	—	—	242,876	—	242,876
Deferred income taxes	—	—	91,837	—	91,837
Other current assets	50	5,428	204,694	—	210,172
Total current assets	2,473	5,435	2,784,563	—	2,792,471
Long-term investments	—	—	2,568	—	2,568
Property, plant and equipment, net	—	31,201	8,985,307	—	9,016,508
Goodwill	—	—	512,203	—	512,203
Intercompany receivables	182,433	—	1,386,139	(1,568,572)	—
Investment in consolidated affiliates	5,712,818	6,209,501	1,812,792	(13,735,111)	—
Investment in unconsolidated affiliates	—	—	60,451	—	60,451
Other long-term assets	—	30,618	204,521	—	235,139
Total assets	$5,897,724	$6,276,755	$15,748,544	$(15,303,683)	$12,619,340
	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$196	$—	$196
Trade accounts payable	65	5	693,861	—	693,931
Accrued liabilities	5,786	17,810	678,912	—	702,508
Income taxes payable	—	—	18,946	—	18,946
Total current liabilities	5,851	17,815	1,391,915	—	1,415,581
Long-term debt	—	4,277,063	(21,927)	—	4,255,136
Other long-term liabilities	—	30,076	566,892	—	596,968
Deferred income taxes	—	(276,525)	754,946	—	478,421
Intercompany payable	29,000	1,539,572	—	(1,568,572)	—
Total liabilities	34,851	5,588,001	2,691,826	(1,568,572)	6,746,106
Subsidiary preferred stock	—	—	—	—	—
Shareholders’ equity	5,862,873	688,754	13,046,357	(13,735,111)	5,862,873
Noncontrolling interest	—	—	10,361	—	10,361
Total equity	5,862,873	688,754	13,056,718	(13,735,111)	5,873,234
Total liabilities and equity	$5,897,724	$6,276,755	$15,748,544	$(15,303,683)	$12,619,340

	December 31, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$730	$7,029	$382,156	$—	$389,915
Short-term investments	—	—	117,218	—	117,218
Assets held for sale	—	—	243,264	—	243,264
Accounts receivable, net	27	—	1,399,516	—	1,399,543
Inventory	—	—	209,793	—	209,793
Deferred income taxes	—	—	121,316	—	121,316
Other current assets	50	26,378	246,353	—	272,781
Total current assets	807	33,407	2,719,616	—	2,753,830
Long-term investments	—	—	3,236	—	3,236
Property, plant and equipment, net	—	33,815	8,563,998	—	8,597,813
Goodwill	—	—	512,964	—	512,964
Intercompany receivables	160,136	3,891	1,583,539	(1,747,566)	—
Investment in consolidated affiliates	5,808,607	6,097,337	1,789,851	(13,695,795)	—
Investment in unconsolidated affiliates	—	—	64,260	—	64,260
Other long-term assets	—	34,487	193,221	—	227,708
Total assets	$5,969,550	$6,202,937	$15,430,685	$(15,443,361)	$12,159,811
	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$10,185	$—	$10,185
Trade accounts payable	86	25	545,401	—	545,512
Accrued liabilities	378	65,947	630,768	—	697,093
Income taxes payable	—	—	58,634	—	58,634
Total current liabilities	464	65,972	1,244,988	—	1,311,424
Long-term debt	—	3,904,059	58	—	3,904,117
Other long-term liabilities	—	31,071	346,673	—	377,744
Deferred income taxes	—	(213,233)	729,394	—	516,161
Intercompany payable	—	1,747,566	—	(1,747,566)	—
Total liabilities	464	5,535,435	2,321,113	(1,747,566)	6,109,446
Subsidiary preferred stock	—	—	69,188	—	69,188
Shareholders’ equity	5,969,086	667,502	13,028,293	(13,695,795)	5,969,086
Noncontrolling interest	—	—	12,091	—	12,091
Total equity	5,969,086	667,502	13,040,384	(13,695,795)	5,981,177
Total liabilities and equity	$5,969,550	$6,202,937	$15,430,685	$(15,443,361)	$12,159,811

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,813,762	$—	$1,813,762
Earnings from unconsolidated affiliates	—	—	(2,851)	—	(2,851)
Earnings (losses) from consolidated affiliates	116,378	67,504	31,859	(215,741)	—
Investment income (loss)	—	1,694	2,199	(1,704)	2,189
Intercompany Interest income	—	—	—	—	—
Total revenues and other income	116,378	69,198	1,844,969	(217,445)	1,813,100
Costs and other deductions:
Direct costs	—	—	1,181,986	—	1,181,986
General and administrative expenses	3,097	7,957	128,065	(152)	138,967
Depreciation and amortization	—	902	285,679	—	286,581
Interest expense	—	49,415	(6,277)	—	43,138
Intercompany interest expense	7	—	(7)	—	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	7,226	—	(8,891)	152	(1,513)
Other	—	—	—	—	—
Total costs and other deductions	10,330	58,274	1,580,555	—	1,649,159
Income from continuing operations before income tax	106,048	10,924	264,414	(217,445)	163,941
Income tax expense (benefit)	—	(20,935)	82,446	—	61,511
Subsidiary preferred stock dividend	—	—	—	—	—
Income (loss) from continuing operations, net of tax	106,048	31,859	181,968	(217,445)	102,430
Income (loss) from discontinued operations, net of tax	—	—	4,005	—	4,005
Net income (loss)	106,048	31,859	185,973	(217,445)	106,435
Less: Net (income) loss attributable to noncontrolling interest	—	—	(387)	—	(387)
Net income (loss) attributable to Nabors	$106,048	$31,859	$185,586	$(217,445)	$106,048

	Three Months Ended September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,551,593	$—	$1,551,593
Earnings from unconsolidated affiliates	—	—	(2,628)	—	(2,628)
Earnings (losses) from consolidated affiliates	(102,137)	88,554	(82,783)	96,366	—
Investment income (loss)	—	3	2,363	(1,137)	1,229
Intercompany Interest income	—	31	—	(31)	—
Total revenues and other income	(102,137)	88,588	1,468,545	95,198	1,550,194
Costs and other deductions:
Direct costs	—	—	981,685	—	981,685
General and administrative expenses	3,089	(311)	125,319	(154)	127,943
Depreciation and amortization	—	902	272,542	—	273,444
Interest expense	—	59,417	(3,358)	—	56,059
Intercompany interest expense	—	—	31	(31)	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	155	211,989	(209,032)	154	3,266
Impairment and other charges			242,241		242,241
Other	—	—	—	—	—
Total costs and other deductions	3,244	271,997	1,409,428	(31)	1,684,638
Income from continuing operations before income tax	(105,381)	(183,409)	59,117	95,229	(134,444)
Income tax expense (benefit)	—	(100,626)	55,942	—	(44,684)
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuing operations, net of tax	(105,381)	(82,783)	2,425	95,229	(90,510)
Income (loss) from discontinued operations, net of tax	—	—	(14,430)	—	(14,430)
Net income (loss)	(105,381)	(82,783)	(12,005)	95,229	(104,940)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(441)	—	(441)
Net income (loss) attributable to Nabors	$(105,381)	$(82,783)	$(12,446)	$95,229	$(105,381)

	Nine Months Ended September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$5,020,361	$—	$5,020,361
Earnings from unconsolidated affiliates	—	—	(5,872)	—	(5,872)
Earnings (losses) from consolidated affiliates	235,970	112,112	13,614	(361,696)	—
Investment income (loss)	—	1,840	12,371	(3,976)	10,235
Intercompany Interest income	—	—	—	—	—
Total revenues and other income	235,970	113,952	5,040,474	(365,672)	5,024,724
Costs and other deductions:
Direct costs	—	—	3,310,220	—	3,310,220
General and administrative expenses	7,989	7,607	391,697	(430)	406,863
Depreciation and amortization	—	2,706	848,822	—	851,528
Interest expense	—	148,097	(13,846)	—	134,251
Intercompany interest expense	66	—	(66)	—	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	7,504	(223)	8,756	430	16,467
Other	—	—	—	—	—
Total costs and other deductions	15,559	158,187	4,545,583	—	4,719,329
Income from continuing operations before income tax	220,411	(44,235)	494,891	(365,672)	305,395
Income tax expense (benefit)	—	(57,849)	144,124	—	86,275
Subsidiary preferred stock dividend	—	—	1,984	—	1,984
Income (loss) from continuing operations, net of tax	220,411	13,614	348,783	(365,672)	217,136
Income (loss) from discontinued operations, net of tax	—	—	4,488	—	4,488
Net income (loss)	220,411	13,614	353,271	(365,672)	221,624
Less: Net (income) loss attributable to noncontrolling interest	—	—	(1,213)	—	(1,213)
Net income (loss) attributable to Nabors	$220,411	$13,614	$352,058	$(365,672)	$220,411

	Nine Months Ended September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$4,545,037	$—	$4,545,037
Earnings from unconsolidated affiliates	—	—	1,627	—	1,627
Earnings (losses) from consolidated affiliates	4,731	144,574	(107,091)	(42,214)	—
Investment income (loss)	1	55	98,825	(3,410)	95,471
Intercompany Interest income	—	92	—	(92)	—
Total revenues and other income	4,732	144,721	4,538,398	(45,716)	4,642,135
Costs and other deductions:
Direct costs	—	—	2,948,987	—	2,948,987
General and administrative expenses	8,144	116	382,197	(434)	390,023
Depreciation and amortization	—	2,707	806,312	—	809,019
Interest expense	—	184,871	(8,528)	—	176,343
Intercompany interest expense	—	—	92	(92)	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	7,209	211,921	(192,319)	434	27,245
Impairment and other charges	—	—	287,241	—	287,241
Other	—	—	—	—	—
Total costs and other deductions	15,353	399,615	4,223,982	(92)	4,638,858
Income from continuing operations before income tax	(10,621)	(254,894)	314,416	(45,624)	3,277
Income tax expense (benefit)	—	(147,803)	119,005	—	(28,798)
Subsidiary preferred stock dividend	—	—	2,250	—	2,250
Income (loss) from continuing operations, net of tax	(10,621)	(107,091)	193,161	(45,624)	29,825
Income (loss) from discontinued operations, net of tax	—	—	(34,292)	—	(34,292)
Net income (loss)	(10,621)	(107,091)	158,869	(45,624)	(4,467)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(6,154)	—	(6,154)
Net income (loss) attributable to Nabors	$(10,621)	$(107,091)	$152,715	$(45,624)	$(10,621)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$106,048	$31,859	$185,586	$(217,445)	$106,048
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(41,713)	(33)	(41,707)	41,740	(41,713)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(15,054)	(87)	(15,141)	15,228	(15,054)
Less: reclassification adjustment for (gains) losses on marketable securities	267	(1,889)	(1,622)	3,511	267
Unrealized gains/(losses) on marketable securities	(14,787)	(1,976)	(16,763)	18,739	(14,787)
Pension liability amortization and adjustment	123	123	246	(369)	123
Unrealized gains/(losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(56,224)	(1,733)	(58,071)	59,804	(56,224)
Income tax expense (benefit) related to items of other comprehensive income (loss)	107	107	390	(497)	107
Other comprehensive income (loss), net of tax	(56,331)	(1,840)	(58,461)	60,301	(56,331)
Comprehensive income (loss) attributable to Nabors	49,717	30,019	127,125	(157,144)	49,717
Net income (loss) attributable to noncontrolling interest	—	—	387	—	387
Translation adjustment to noncontrolling interest	—	—	(522)	—	(522)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(135)	—	(135)
Comprehensive income (loss)	$49,717	$30,019	$126,990	$(157,144)	$49,582

	Three Months Ended September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(105,381)	$(82,783)	$(12,446)	$95,229	$(105,381)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	15,716	331	16,046	(16,377)	15,716
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(3,416)	(135)	(3,551)	3,686	(3,416)
Less: reclassification adjustment for (gains) losses on marketable securities	(2)	—	(2)	2	(2)
Unrealized gains/(losses) on marketable securities	(3,418)	(135)	(3,553)	3,688	(3,418)
Pension liability amortization and adjustment	280	280	560	(840)	280
Unrealized gains/(losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	12,731	629	13,206	(13,835)	12,731
Income tax expense (benefit) related to items of other comprehensive income (loss)	116	116	173	(289)	116
Other comprehensive income (loss), net of tax	12,615	513	13,033	(13,546)	12,615
Comprehensive income (loss) attributable to Nabors	(92,766)	(82,270)	587	81,683	(92,766)
Net income (loss) attributable to noncontrolling interest	441	—	441	(441)	441
Translation adjustment to noncontrolling interest	229	—	229	(229)	229
Comprehensive income (loss) attributable to noncontrolling interest	670	—	670	(670)	670
Comprehensive income (loss)	$(92,096)	$(82,270)	$1,257	$81,013	$(92,096)

	Nine Months Ended September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$220,411	$13,614	$352,058	$(365,672)	$220,411
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(46,052)	1,688	(46,062)	44,374	(46,052)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(34,587)	156	(34,431)	34,275	(34,587)
Less: reclassification adjustment for (gains) losses on marketable securities	(4,636)	(2,395)	(7,031)	9,426	(4,636)
Unrealized gains/(losses) on marketable securities	(39,223)	(2,239)	(41,462)	43,701	(39,223)
Pension liability amortization and adjustment	369	369	738	(1,107)	369
Unrealized gains/(losses) and amortization of cash flow hedges	459	459	459	(918)	459
Other comprehensive income (loss) before tax	(84,447)	277	(86,327)	86,050	(84,447)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(529)	(529)	(1,237)	1,766	(529)
Other comprehensive income (loss), net of tax	(83,918)	806	(85,090)	84,284	(83,918)
Comprehensive income (loss) attributable to Nabors	136,493	14,420	266,968	(281,388)	136,493
Net income (loss) attributable to noncontrolling interest	—	—	1,213	—	1,213
Translation adjustment to noncontrolling interest	—	—	(624)	—	(624)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	589	—	589
Comprehensive income (loss)	$136,493	$14,420	$267,557	$(281,388)	$137,082

	Nine Months Ended September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(10,621)	$(107,091)	$152,715	$(45,624)	$(10,621)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(36,853)	185	(36,669)	36,484	(36,853)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	1,586	98	1,684	(1,782)	1,586
Less: reclassification adjustment for (gains) losses on marketable securities	(88,159)	(7,114)	(95,273)	102,387	(88,159)
Unrealized gains/(losses) on marketable securities	(86,573)	(7,016)	(93,589)	100,605	(86,573)
Pension liability amortization and adjustment	842	842	1,684	(2,526)	842
Unrealized gains/(losses) and amortization of cash flow hedges	459	459	459	(918)	459
Other comprehensive income (loss) before tax	(122,125)	(5,530)	(128,115)	133,645	(122,125)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,161)	(2,161)	(4,499)	6,660	(2,161)
Other comprehensive income (loss), net of tax	(119,964)	(3,369)	(123,616)	126,985	(119,964)
Comprehensive income (loss) attributable to Nabors	(130,585)	(110,460)	29,099	81,361	(130,585)
Net income (loss) attributable to noncontrolling interest	6,154	—	6,154	(6,154)	6,154
Translation adjustment to noncontrolling interest	(572)	—	(572)	572	(572)
Comprehensive income (loss) attributable to noncontrolling interest	5,582	—	5,582	(5,582)	5,582
Comprehensive income (loss)	$(125,003)	$(110,460)	$34,681	$75,779	$(125,003)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(7,632)	$(22,760)	$1,262,289	$12,447	$1,244,344
Cash flows from investing activities:
Purchase of investments	—	—	(319)	—	(319)
Sales and maturities of investments	—	—	23,580	—	23,580
Cash paid for acquisition of businesses, net	—	—	(10,200)	—	(10,200)
Investment in unconsolidated affiliates	—	—	(2,061)	—	(2,061)
Capital expenditures	—	—	(1,344,222)	—	(1,344,222)
Proceeds from sales of assets and insurance claims	—	—	129,825	—	129,825
Other	—	—	(3,931)	—	(3,931)
Changes in intercompany balances	—	(355,792)	355,792	—	—
Net cash provided by (used for) investing activities	—	(355,792)	(851,536)	—	(1,207,328)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(3,867)	—	(3,867)
Proceeds from (payments for) issuance of common shares	30,240	—	—	—	30,240
Purchase of treasury stock	—	—	(250,037)	—	(250,037)
Dividends to shareholders	(45,758)	—	—	3,977	(41,781)
Proceeds from (payments for) commercial paper, net	—	441,530	—	—	441,530
Cash paid for common shares tendered	(7,581)	—	—	—	(7,581)
Proceeds from issuance of intercompany debt	35,000	—	(35,000)	—	—
Paydown of intercompany debt	(19,000)	—	19,000	—	—
Proceeds from debt	—	—	15,000	—	15,000
Reduction in short-term debt	—	—	(10,000)		(10,000)
Reduction in long-term debt	—	(70,000)	(40,098)	—	(110,098)
Redemption of subsidiary Preferred Shares	—	—	(70,875)	—	(70,875)
Proceeds from (payments for) issuance of parent common shares to affiliates	16,424	—	—	(16,424)	—
Other	—	—	—	—	—
Net cash (used for) provided by financing activities	9,325	371,530	(375,877)	(12,447)	(7,469)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15,009)	—	(15,009)
Net increase (decrease) in cash and cash equivalents	1,693	(7,022)	19,867	—	14,538
Cash and cash equivalents, beginning of period	730	7,029	382,156	—	389,915
Cash and cash equivalents, end of period	$2,423	$7	$402,023	$—	$404,453

	Nine Months Ended September 30, 2013
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$5,671	$(158,238)	$1,098,620	$28,662	$974,715
Cash flows from investing activities:
Sales and maturities of investments	—	—	163,944	—	163,944
Cash paid for acquisition of businesses, net	—	—	(37,516)	—	(37,516)
Investment in unconsolidated affiliates	—	—	(5,967)	—	(5,967)
Capital expenditures	—	—	(780,711)	—	(780,711)
Proceeds from sales of assets and insurance claims	—	—	139,254	—	139,254
Proceeds from sales of unconsolidated affiliates	—	—	10,000	—	10,000
Other	—	—	(7)	—	(7)
Cash paid for investments in consolidated affiliates	(100)	(772,000)	(1,544,000)	2,316,100	—
Changes in intercompany balances	—	615,328	(615,328)	—	—
Net cash provided by (used for) investing activities	(100)	(156,672)	(2,670,331)	2,316,100	(511,003)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(7,497)	—	(7,497)
Proceeds from (payments for) issuance of common shares	4,375	—	—	—	4,375
Dividends to shareholders	(38,767)	—	—	3,410	(35,357)
Proceeds from (payments for) commercial paper, net	—	332,250	—	—	332,250
Proceeds from parent contributions	—	772,000	1,544,100	(2,316,100)	—
Debt issuance costs	—	(3,505)	—	—	(3,505)
Proceeds from debt	—	698,517	11,569	—	710,086
Reduction in revolving credit facilities	—	(590,000)	—	—	(590,000)
Reduction in long-term debt	—	(994,112)	(69)	—	(994,181)
Proceeds from (payments for) issuance of parent common shares to affiliates	32,072	—	—	(32,072)	—
Other	(3,096)	—	—	—	(3,096)
Net cash (used for) provided by financing activities	(5,416)	215,150	1,548,103	(2,344,762)	(586,925)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,786)	—	(5,786)
Net increase (decrease) in cash and cash equivalents	155	(99,760)	(29,394)	—	(128,999)
Cash and cash equivalents, beginning of period	1,639	106,778	416,505	—	524,922
Cash and cash equivalents, end of period	$1,794	$7,018	$387,111	$—	$395,923

Note 15 Subsequent Events

On October 24, 2014, our Board of Directors declared a cash dividend of $0.06 per share to the holders of record of our common shares as of December 10, 2014 to be paid on December 31, 2014.

In October 2014, we purchased the outstanding shares of 2TD Drilling AS (“2TD”), a drilling technology company based out of Norway. 2TD is in the process of developing a rotary steerable system for directional drilling which will be included as part of our Rig Services segment. Under the terms of the transaction, we paid an initial amount of $40.0 million for the purchase of the shares. We may also be required to make future payments of up to an additional $40.0 million, contingent on the achievement of various milestone objectives.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.:

We have reviewed the accompanying consolidated balance sheet of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of September 30, 2014, and the related consolidated statements of income (loss) and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013 and the consolidated statements of cash flows and changes in equity for the nine-month periods ended September 30, 2014 and 2013. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in equity and of cash flows for the year then ended (not presented herein), and in our report dated March 3, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated in all material respects in relation to consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
November 10, 2014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance and make other forward-looking statements in our annual, quarterly and current reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part II, Item 1A — Risk Factors in this Form 10Q and Part I, Item 1A. — Risk Factors in our 2013 Annual Report.

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

Drilling & Rig Services

This business line is comprised of our global drilling rig operations and drilling-related services, which primarily consists of equipment manufacturing, instrumentation optimization software and directional drilling services.

Completion & Production Services

This business line is comprised of our operations involved in the completion, life-of-well maintenance and eventual plugging and abandonment of a well.  These product lines include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management.

In June 2014, we along with certain of our subsidiaries, including Red Lion, signed a definitive agreement to merge our completion and production services businesses with C&J Energy Services, Inc. (NYSE: CJES), an independent oilfield services and manufacturing company.  Following the completion of this transaction, we will own approximately 53 percent of the combined company.  We believe this combination will allow us to better concentrate our resources on bolstering our position as a preeminent global drilling company, while retaining a significant ongoing economic interest in the combined completion and production business. Our expectation is to complete the transaction in the fiscal fourth quarter of 2014, but it could extend into 2015. Following completion of the transaction, we expect to account for our investment in the combined company using the equity method of accounting.

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

The following table sets forth oil and natural gas price data according to Bloomberg for the 12-month periods ended September 30, 2014 and 2013:

	Twelve Months Ended
	September 30,
	2014	2013	Increase/(Decrease)
	(In dollars, except percentages)
Average Henry Hub natural gas spot price ($/thousand cubic feet)	$4.37	$3.62	$0.75	21%
Average West Texas intermediate crude oil spot price ($/barrel)	$99.21	$95.63	$3.58	4%

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended September 30, 2014 totaled $1.8 billion, representing an increase of $261.9 million or 17%, as compared to the three months ended September 30, 2013, and $5.0 billion for the nine months ended September 30, 2014, representing an increase of $467.8 million, or 10%, as compared to the nine months ended September 30, 2013. These increases were primarily driven by growth in our U.S. and International drilling operations and Rig Services.

Adjusted income derived from operating activities, for the three months ended September 30, 2014 totaled $203.4 million, representing an increase of $37.5 million or 23%, as compared to the same period of 2013, and $445.9 million for the nine months ended September 30, 2014, representing an increase of $47.2 million, or 12%, as compared to the same period of 2013. These increases were primarily attributed to our U.S. and International drilling operations and Rig Services.

Income (loss) from continuing operations, net of tax, for the three months ended September 30, 2014 totaled $57.4 million ($0.19 per diluted share), representing an increase of $147.9 million or 163%, as compared to the same period of 2013, and $172.1 million ($0.56 per diluted share), representing an increase of $142.3 million or 477%, as compared to the same period of 2013. These increases were primarily driven by stronger revenue growth and the absence of impairments and other charges in the 2014 periods.

During the nine months ended September 30, 2014, operating results reflected generally higher crude oil prices.  Crude oil prices remain the primary driver of U.S. drilling activity.  Our customers’ financial results benefit from these higher prices, resulting, we believe, in increased drilling activity and related well-completion activity. Prices of natural gas and natural gas liquids in the U.S. have increased since early 2012, they remain at levels that negatively impact gas-directed drilling activity and we believe they would have to increase further in order for our customers to increase their gas-directed drilling activity significantly.  Since the end of the quarter crude oil prices have declined by approximately 15% from the average of the preceding twelve months. If conditions deteriorate further or these prices are sustained for a prolonged period of time, it could affect the demand for our services in the future.

Activity in our international markets has increased due to the demand for our services driven by prolonged periods of high crude oil prices. Several of our international markets have also begun to experience an increase in demand for drilling driven by increasing natural gas prices. Beginning in 2013, we signed agreements for several new and significantly upgraded drilling rigs, for both oil- and gas-directed drilling.  We plan to deploy those rigs during 2014 and the combination of these deployments and day rate increases commencing in the second half of 2014, should result in improved international results into 2015.

The following tables set forth certain information with respect to our reportable segments and rig activity:

Three Months Ended	Nine Months Ended
September 30,	September 30,
2014	2013	Increase/(Decrease)	2014	2013	Increase/(Decrease)
(In thousands, except percentages)
Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$571,736	$491,857	$79,879	16%	$1,615,106	$1,443,759	$171,347	12%
Canada	80,491	81,397	(906)	(1)%	246,973	273,053	(26,080)	(10)%
International	424,698	383,712	40,986	11%	1,191,018	1,056,649	134,369	13%
Rig Services (2)	191,437	131,151	60,286	46%	496,903	383,502	113,401	30%
Subtotal Drilling & Rig Services (3)	1,268,362	1,088,117	180,245	17%	3,550,000	3,156,963	393,037	12%
Completion & Production Services:
Completion Services	352,027	266,520	85,507	32%	856,565	782,674	73,891	9%
Production Services	259,863	246,806	13,057	5%	793,641	742,979	50,662	7%
Subtotal Completion & Production Services (4)	611,890	513,326	98,564	19%	1,650,206	1,525,653	124,553	8%

Other reconciling items (5)	(69,341)	(52,478)	(16,863)	(32)%	(185,717)	(135,952)	(49,765)	(37)%
Total	$1,810,911	$1,548,965	$261,946	17%	$5,014,489	$4,546,664	$467,825	10%

Three Months Ended	Nine Months Ended
September 30,	September 30,
2014	2013	Increase/(Decrease)	2014	2013	Increase/(Decrease)
(In thousands, except percentages)
Adjusted income (loss) derived from operating activities (1) (6)

Drilling & Rig Services:
U.S.	$117,212	$92,710	$24,502	26%	$279,683	$240,118	$39,565	16%
Canada	11,517	12,244	(727)	(6)%	37,902	46,657	(8,755)	(19)%
International	68,452	54,271	14,181	26%	167,154	108,221	58,933	54%
Rig Services (2)	21,136	2,357	18,779	797%	38,923	(1,739)	40,662	n/m	(10)
Subtotal Drilling & Rig Services (3)	218,317	161,582	56,735	35%	523,662	393,257	130,405	33%
Completion & Production Services:
Completion Services	14,211	13,024	1,187	9%	(20,005)	37,650	(57,655)	(153)%
Production Services	21,182	25,909	(4,727)	(18)%	81,662	75,394	6,268	8%
Subtotal Completion & Production Services (4)	35,393	38,933	(3,540)	(9)%	61,657	113,044	(51,387)	(45)%
Other reconciling items (5)	(50,333)	(34,622)	(15,711)	(45)%	(139,441)	(107,666)	(31,775)	(30)%
Total adjusted income (loss) derived from operating activities	$203,377	$165,893	$37,484	23%	$445,878	$398,635	$47,243	12%

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages)
Total adjusted income (loss) derived from operating activities (6)	$203,377	$165,893	$37,484	23%	$445,878	$398,635	$47,243	12%
Interest expense	(43,138)	(56,059)	12,921	23%	(134,251)	(176,343)	42,092	24%
Investment income (loss)	2,189	1,229	960	78%	10,235	95,471	(85,236)	(89)%
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	1,513	(3,266)	4,779	146%	(16,467)	(27,245)	10,778	40%
Impairments and other charges	—	(242,241)	242,241	100%	—	(287,241)	287,241	100%
Income (loss) from continuing operations before income taxes	163,941	(134,444)	298,385	222%	305,395	3,277	302,118	n/m	(10)
Income tax expense (benefit)	61,511	(44,684)	106,195	238%	86,275	(28,798)	115,073	400%
Subsidiary preferred stock dividend	—	750	(750)	(100)%	1,984	2,250	(266)	(12)%
Income (loss) from continuing operations, net of tax	102,430	(90,510)	192,940	213%	217,136	29,825	187,311	628%
Income (loss) from discontinued operations, net of tax	4,005	(14,430)	18,435	128%	4,488	(34,292)	38,780	113%
Net income (loss)	106,435	(104,940)	211,375	201%	221,624	(4,467)	226,091	n/m	(10)
Less: Net (income) loss attributable to noncontrolling interest	(387)	(441)	54	12%	(1,213)	(6,154)	4,941	80%
Net income (loss) attributable to Nabors	$106,048	$(105,381)	$211,429	201%	$220,411	$(10,621)	$231,032	n/m	(10)

Diluted earnings (losses) per share:
From continuing operations	$0.34	$(0.30)	$0.64	213%	$0.71	$0.08	$0.63	788%
From discontinued operations	0.01	(0.05)	0.06	120%	0.02	(0.11)	0.13	118%
Total diluted	$0.35	$(0.35)	$0.70	200%	$0.73	$(0.03)	$0.76	n/m	(10)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Rig activity:
Rig years: (7)
U.S.	216.0	195.5	20.5	10%	212.7	193.7	19.0	10%
Canada	34.3	30.0	4.3	14%	33.2	29.1	4.1	14%
International (8)	130.1	124.2	5.9	5%	129.1	124.0	5.1	4%
Total rig years	380.4	349.7	30.7	9%	375.0	346.8	28.2	8%
Rig hours: (9)
U.S. Production Services	205,604	223,504	(17,900)	(8)%	626,336	660,483	(34,147)	(5)%
Canada Production Services	36,509	39,463	(2,954)	(7)%	106,720	116,292	(9,572)	(8)%
Total rig hours	242,113	262,967	(20,854)	(8)%	733,056	776,775	(43,719)	(6)%

(1)          All periods present the operating activities of our wholly owned oil and gas businesses, aircraft logistics operations and construction services as discontinued operations.

(2)          Includes our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services. These services represent our other companies that are not aggregated into a separate reportable operating segment.

(3)          Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(2.9) million for each of the three months ended September 30, 2014 and 2013, and $(6.1) million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.

(4)          Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0 and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively.

(5)          Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(6)          Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. Adjusted income is a non-GAAP measure and should not be used in isolation as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(7)          Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(8)          Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 rig years during each of the three and nine months ended September 30, 2014 and 2013.

(9)          Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter.

(10) The number is so large that it is not meaningful.

Segment Results of Operations

Drilling & Rig Services

This business line is comprised of our global drilling rig operations and drilling-related services, consisting of equipment manufacturing, instrumentation optimization software and directional drilling services.

Three Months Ended	Nine Months Ended
September 30,	September 30,
2014	2013	Increase/(Decrease)	2014	2013	Increase/(Decrease)
(In thousands, except percentages and rig activity)
U.S.
Revenues	$571,736	$491,857	$79,879	16%	$1,615,106	$1,443,759	$171,347	12%
Adjusted income	$117,212	$92,710	$24,502	26%	$279,683	$240,118	$39,565	16%

Rig years	216.0	195.5	20.5	10%	212.7	193.7	19.0	10%

Canada
Revenues	$80,491	$81,397	$(906)	(1)%	$246,973	$273,053	$(26,080)	(10)%
Adjusted income	$11,517	$12,244	$(727)	(6)%	$37,902	$46,657	$(8,755)	(19)%

Rig years	34.3	30.0	4.3	14%	33.2	29.1	4.1	14%

International
Revenues	$424,698	$383,712	$40,986	11%	$1,191,018	$1,056,649	$134,369	13%
Adjusted income	$68,452	$54,271	$14,181	26%	$167,154	$108,221	$58,933	54%

Rig years	130.1	124.2	5.9	5%	129.1	124.0	5.1	4%

Rig Services
Revenues	$191,437	$131,151	$60,286	46%	$496,903	$383,502	$113,401	30%
Adjusted income	$21,136	$2,357	$18,779	797%	$38,923	$(1,739)	$40,662	n/m	(10)

U.S.

Our U.S. drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results increased during the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods primarily as a result of an increase in drilling activity in the lower 48 states. During the quarter we deployed three newbuild PACE® X rigs and deployed one net existing rig. This brings the total PACE® X rigs deployed since September 30, 2013 up to 22. These new deployments were the primary drivers to the growth in revenues and rig years realized in the nine months ended September 30, 2014. Compared to the third quarter of 2013, our average daily revenue per rig in the Lower 48 increased. Over the same time period our daily operating cost per rig also increased, although by less than the revenue increase, resulting in an increase in daily rig margin of $476. This net increase was partially offset by decreased drilling activity in offshore operations due to lower utilization of our MODS™ rigs and the impact on results from the sale of four offshore rigs in the Gulf of Mexico.

Canada

Operating results decreased during the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods primarily due to an unfavorable foreign exchange variance and higher direct costs and depreciation expense. In addition, revenue was unfavorably impacted by lower average drilling dayrates, partially offset by increased drilling activity. The Canadian dollar weakened approximately 8% against the U.S. dollar year-over-year. This negatively impacted margins, as both revenues and expenses are denominated in Canadian dollars.

International

Operating results increased during the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods primarily as a result of increased drilling activity and higher dayrates from existing land rigs and deployments with higher margins in Algeria, Kurdistan and Colombia. Operating results during the current period were also positively impacted by revenues earned in Venezuela. These increases were partially offset by land rig releases in Mexico.

Rig Services

Operating results increased during the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods primarily due to Canrig’s higher capital equipment unit sales and higher ROCKITTM system sales. The increase in capital equipment units was attributable to higher sales of top drives, catwalks, wrenches, powerhouses, drawworks and parts.  Adjusted income increased primarily due to the higher Canrig capital equipment and service & rental (including ROCKITTM) revenue for the periods.

Completion & Production Services

This business line is comprised of our operations involved in the completion, life-of-well maintenance and eventual plugging and abandonment of a well.  These product lines include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Completion Services
Revenues	$352,027	$266,520	$85,507	32%	$856,565	$782,674	$73,891	9%
Adjusted income	$14,211	$13,024	$1,187	9%	$(20,005)	$37,650	$(57,655)	(153)%
Production Services
Revenues	$259,863	$246,806	$13,057	5%	$793,641	$742,979	$50,662	7%
Adjusted income	$21,182	$25,909	$(4,727)	(18)%	$81,662	$75,394	$6,268	8%

Rig hours:
U.S.	205,604	223,504	(17,900)	(8)%	626,336	660,483	(34,147)	(5)%
Canada	36,509	39,463	(2,954)	(7)%	106,720	116,292	(9,572)	(8)%

Completion Services

Revenue and adjusted income increased during the three months ended September 30, 2014 compared to the corresponding 2013 period, primarily due to a sharp increase in activity, but at reduced prices as the market has experienced downward pricing pressure. Operating results decreased during the nine months ended September 30, 2014, primarily due to the expiration at the end of 2013 of five multi-year take-or-pay contracts at favorable rates and reduced customer activity during the first half of 2014, caused in part by severe weather in the Northeast and Rocky Mountain operating areas that reduced customer activity.

Production Services

Revenue for our U.S. operations increased during the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods, primarily due to incremental revenue from our acquisition of a trucking and logistics business during the fourth quarter of 2013. Adjusted income decreased during the three months ended September 30, 2014, primarily due to reduced rig hours in California and West Texas caused by rain and wet conditions, but increased during the nine months ended September 30, 2014, primarily due to our acquisition in the fourth quarter of 2013. These increases were not impacted by our Canada operations, where the combination of stronger rig hourly rates, and increased rental revenue offset the unfavorable impact of the foreign exchange rate.

OTHER FINANCIAL INFORMATION

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages)

General and administrative expenses	$138,967	$127,943	$11,024	9%	$406,863	$390,023	$16,840	4%
As a percentage of operating revenue	7.7%	8.2%	(0.5)%	(6)%	8.1%	8.6%	(0.5)%	(6)%

Depreciation and amortization	286,581	273,444	13,137	5%	851,528	809,019	42,509	5%
Interest expense	43,138	56,059	(12,921)	(23)%	134,251	176,343	(42,092)	(24)%
Investment income	2,189	1,229	960	78%	10,235	95,471	(85,236)	(89)%
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	(1,513)	3,266	(4,779)	(146)%	16,467	27,245	(10,778)	(40)%

General and administrative expenses

General and administrative expenses increased slightly during the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods, as a result of increased activity across the operating units, particularly our Drilling and Rig Services business lines. As a percentage of operating revenues, general and administrative expenses are slightly lower for each period and are consistent with the slight increase in operating revenues during the three and nine months ended September 30, 2014 as compared to the corresponding 2013 periods.

Depreciation and amortization

Depreciation and amortization expense increased slightly during the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods, as a result of the incremental depreciation expense related to newly constructed rigs which were placed into service during 2013 and the first half of 2014  in the U.S., and to a lesser extent, rig upgrades and other capital expenditures made during 2013 and 2014 relating to our Drilling & Rig Services business line in our U.S. and international markets.

Interest expense

Interest expense decreased during the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods as a result of the repurchase through a tender offer of the principal amount of our 9.25% senior notes in September 2013, partially offset by the September 2013 issuances of our 2.35% and 5.10% senior notes.  During the three and nine months ended September 30, 2014, average interest rates were lower on our outstanding senior notes, revolving credit facility and commercial paper balances as compared to the corresponding 2013 periods.

Investment income

Investment income for the three and nine months ended September 30, 2014 included realized losses of $0.1 million and realized gains of $5.1 million, respectively, related to the sale of some of our available-for-sale securities and $2.3 million and $5.3 million, respectively, were attributable to interest and dividend income.

Investment income for the three months ended September 30, 2013 included realized gains of $0.1 million related to the sale of some of our available-for-sale debt and equity securities and $1.1 million attributable to interest and dividend income.

Investment income for the nine months ended September 30, 2013 was comprised primarily of realized gains of $88.8 million related to the sale of some of our available-for-sale debt and equity securities. The balance was attributable to $4.2 million in interest and dividend income and $2.5 million in realized gains on the trading securities.

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended September 30, 2014 was a net gain of $1.5 million, which included a net gain on the sales and disposals of multiple assets of $27.6 million, the majority of which resulted from the gain on the disposition of our Alaska E&P assets of approximately $22.2 million.  These gains were partially offset by $17.0 million in merger related transaction costs, increases to our litigation reserves of $3.2 million and foreign currency exchange losses of approximately $2.4 million.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the nine months ended September 30, 2014 was a net loss of $16.5 million, which included $17.0 million in merger related transaction costs, increases to our litigation reserves of $6.8 million and foreign currency exchange losses of approximately $3.4 million.  These losses were partially offset by a net gain on the sales and disposals of assets of $14.1 million.

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

Impairments and other charges

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2013
	(In thousands)

Termination of employment contract	$—	$45,000
Loss on tendered notes	208,197	208,197
Provision for retirement of assets	14,044	14,044
Impairment of long-lived assets	20,000	20,000
	$242,241	$287,241

There were no amounts recorded as impairments and other charges for either the three or nine months ended September 30, 2014; and as such, these periods are not presented in the table above.

Loss on tendered notes

During the nine months ended September 30, 2013, we recognized a loss related to the extinguishment of debt in connection with the tender offer on the 9.25% senior notes.

Provision for retirement of assets

During the nine months ended September 30, 2013, we recorded a provision for retirement of long-lived assets in our International operations totaling $14.0 million, which reduced the carrying value of some assets to their salvage value. The retirements were related to assets in Saudi Arabia and included obsolete top-drives, nonworking trucks, generators, engines and other miscellaneous equipment.  A continued period of lower oil prices and its potential impact on our utilization and dayrates could result in the recognition of future impairment charges to additional assets if future cash flow estimates, based upon information then available to management, indicate that the carrying value of those assets may not be recoverable.

Impairment of long-lived assets

There were no items classified or presented as impairments and other charges during the three and nine months ended September 30, 2014. Future changes in market conditions, such as the spot and future prices of oil and gas or other factors that may affect the demand for our services, particularly related to our legacy rig fleet, could have an adverse effect on our utilization and prices for those services.  Given the recent decline in oil prices subsequent to September 30, 2014, we may be required to re-evaluate the need for impairments during the fourth quarter.  If prices or other market conditions continue to deteriorate, and remain so for a prolonged period of time such that demand for our services begin to be negatively affected, we could be subject to future impairment charges.

During the nine months ended September 30, 2013, we recognized an impairment of $20.0 million to our fleet of coil-tubing units in our Completion & Production Services operating segment.  Intense competition and oversupply of equipment has led to lower utilization and margins for this product line, and we have recently decided to suspend the majority of our operations for these assets.  When these factors were considered as part of our annual impairment tests on long-lived assets, the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets.  The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues as well as direct costs, capital expenditures and working capital requirements.  We believe the fair value estimated for purposes of these tests represents a Level 3 fair value measurement.  A factor affecting the impairment charge was continued low natural gas prices.  The coil-tubing units are designed primarily for use in shallow natural gas plays.  Subsequent to September 30, 2013, we suspended our coil-tubing operations in the U.S.  A prolonged period of slow economic recovery could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges for other reporting units due to the potential impact on our estimate of our future operating results.

Termination of employment contract

During the nine months ended September 30, 2013, we recognized a one-time stock grant valued at $27.0 million, which vested immediately, and $18.0 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement.

Income tax rate

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)

Effective income tax rate from continuing operations	38%	33%	5%	15%	28%	(879)%	907%	103%

The changes in our effective tax rate during the three and nine months ended September 30, 2014 compared to the corresponding 2013 periods is primarily attributable to an $18.3 million deferred tax expense related to an internal reorganization in anticipation of the merger with CJES. We anticipate additional deferred tax expense in the fourth quarter related to this merger. In addition, our effective tax rate was impacted in 2013 by the settlement of a longstanding tax dispute and the proportion of income generated in the United States versus other countries where we operate. Income generated in the United States is generally taxed at a higher rate than other jurisdictions.

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

Assets Held-for-Sale

	September 30,	December 31,
	2014	2013
	(In thousands)
Oil and Gas	$158,327	$239,936
Rig Services	—	3,328
	$158,327	$243,264

Assets held-for-sale as of September 30, 2014 consisted solely of our oil and gas holdings in the Horn River basin in western Canada.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At September 30, 2014, our undiscounted contractual commitments for these contracts approximated $95.2 million and we had liabilities of $47.1 million, $23.8 million of which were classified as current and were included in accrued liabilities.  At December 31, 2013, we had liabilities of $113.6 million, $64.4 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014	2013	Increase/(Decrease)		2014	2013	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues

Oil and Gas	$2,314	$1,803	$511	28%	$10,842	$23,842	$(13,000)	(55)%

Income (loss) from discontinued operations, net of tax
Oil and Gas	$4,005	$(15,400)	$19,405	126%	$4,488	$(49,100)	$53,588	109%

During the three months ended September 30, 2014, we sold a large portion of our oil and gas properties located on the North Slope of Alaska. Under the terms of the agreement, we received $35.1 million at closing and expect to receive additional payments of $27.0 million upon certain future dates or the properties achieving certain production targets. In addition, we will retain a working interest at various interests and an overriding royalty interest in the properties at various interests. The working interest is fully carried up to $600 million of total project costs. The transaction generally remains subject to approval of local Alaska regulatory authorities, among other usual and customary conditions. The $22.2 million gain from the transaction is included in losses (gains) on sales and disposals of long-lived assets and other expense (income), net in our Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2014. The retained interest, which is valued at approximately $26.2 million, is no longer classified as assets-held-for-sale and is included in other long-term assets. We have not recast prior period results as the balances are not material to our Consolidated Statements of Income (Loss) for any period.

During the three and nine months ended September 30, 2013, Rig Services contributed operating revenues of $34.8 million and $116.5 million, respectively.  Income from discontinued operations, net of tax was $1.0 million and $14.8 million, respectively, for the same period.

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2014 and 2013 below.

Operating Activities. Net cash provided by operating activities totaled $1.2 billion during the nine months ended September 30, 2014, compared to net cash provided by operating activities of $974.7 million during the corresponding 2013 period. Operating cash flows are our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates.  Net income (loss) adjusted for non-cash components was approximately $1.1 billion for each of the nine months ended September 30, 2014 and 2013, respectively.  Additionally, changes in working capital items such as collection of receivables, deferred revenue arrangements, and payments of operating payables can be significant factors affecting operating cash flows.  Changes in working capital items provided $156.6 million and used $87.8 million in cash during the nine months ended September 30, 2014 and 2013, respectively.

Investing Activities. Net cash used for investing activities totaled $1.2 billion during the nine months ended September 30, 2014 compared to $511.0 million during the corresponding 2013 period. During the nine months ended September 30, 2014, we received $129.8 million from the sale of assets. This was primarily from the sale of non-core assets in a continuation of our efforts to monetize non-core assets and focus on our core business. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the nine months ended September 30, 2014 and 2013, we used cash for capital expenditures totaling $1.3 billion and $0.8 billion, respectively. During the nine months ended September 30, 2013, we paid $37.5 million cash to purchase the business of Navigate Energy Services, Inc., and we sold our trading equity securities and some of our available-for-sale equity securities, providing $163.9 million in cash.

Financing Activities. Net cash used for financing activities totaled $7.5 million during the nine months ended September 30, 2014 compared to $586.9 million during the corresponding 2013 period.  During the nine months ended September 30, 2014, we issued $441.5 million in commercial paper and repaid $70.0 million on amounts borrowed under our revolving credit facility. During the nine months ended September 30, 2014 we used $70.9 million for the redemption of Series A Preferred Stock of a subsidiary, used approximately $250.0 million to repurchase common shares and used $25.7 million to redeem $22.0 million of our 6.15% senior notes due February 2018, reflecting principal, accrued and unpaid interest and prepayment premium. During the nine months ended September 30, 2013, we issued $332.3 million in commercial paper and received proceeds of $692.8 million (net of financing costs) from the issuance of 2.35% senior notes and 5.10% senior notes and used these proceeds (plus proceeds from our commercial paper and cash on hand) to repurchase $991.3 million of the 9.25% senior notes due 2019. During the nine months ended September 30, 2014 and 2013, we paid cash dividends to shareholders totaling $41.8 million and $35.4 million, respectively.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $1.8 billion.  Purchase commitments outstanding at September 30, 2014 totaled approximately $967.2 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities.  The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, upgrades to our offshore rigs, completion and production services equipment and well-servicing equipment, and additions to the technology assets that we own and operate.  We can reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it.

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

On September 11, 2014, with approval of the Board of Directors (“Board”), we purchased 10.375 million of our common shares, at $24.10 per share, for a total aggregate amount of approximately $250 million. This purchase was an isolated event and was not part of a broader Board approved repurchase program. The Board continuously seeks to increase returns to shareholders, and as a result, this could lead to additional repurchases in the future, although we do not have a plan in place to do so at this time.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and commercial paper program and cash generated from operations. As of September 30, 2014, we had cash and short-term investments of $464.8 million and working capital of $1.4 billion. As of December 31, 2013, we had cash and short-term investments of $507.1 million and working capital of $1.4 billion. At September 30, 2014, we had $0.6 billion of availability remaining under our $1.5 billion revolving credit facility and commercial paper program.

Upon closing of the transactions contemplated by the merger agreement with C&J Energy Services, Inc., we anticipate receiving approximately $0.9 billion in cash proceeds from debt issued by the combined company. We expect to use these cash proceeds to pay down our short term borrowings, to fund ongoing capital expansion of our fleet of new and upgraded drilling rigs and for other general corporate purposes.

We had 11 letter-of-credit facilities with various banks as of September 30, 2014. Availability under these facilities as of September 30, 2014 was as follows:

(In thousands)
Credit available	$600,204
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	316,123
Remaining availability	$284,081

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

Our gross debt to capital ratio was 0.42:1 as of September 30, 2014 and 0.40:1 as of December 31, 2013. Our net debt to capital ratio was 0.39:1 as of September 30, 2014 and 0.36:1 as of December 31, 2013. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 9.6:1 as of September 30, 2014 and 7.4:1 as of December 31, 2013. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues and earnings (losses) from unconsolidated affiliates, direct costs and general administrative expenses divided by (y) interest expense.  The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations, possible dispositions of non-core assets, revolving credit facility and commercial paper program are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Other Matters

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to the reporting of discontinued operations and the disclosures related to disposals of components of an entity. The new standard addresses the question around whether the disposal represents a strategic shift, if the operations and cash flows can be clearly distinguished and continuing involvement will no longer preclude a disposal from being presented as discontinued operations. These changes are effective for interim and annual periods that begin after December 15, 2014. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In May 2014, the FASB issued an ASU relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The new standard will require recognition of revenue when promised goods are transferred or services to customers are performed in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. These changes are effective for interim and annual periods that begin after December 15, 2016. Early application is not permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In June 2014, the FASB issued an ASU relating to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The new standard will require the reporting entity to apply existing guidance in Topic 718-Compensation-Stock Compensation relating to awards with performance conditions that affect vesting to account for such awards.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  These changes are effective for interim and annual periods that begin after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2014	2015	2016	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$63,632	$127,994	$75	$18	$191,719

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in Item 1A. — Risk Factors in our 2013 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

a)                                     Disclosure Controls and Procedures. We maintain a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We have investments in certain unconsolidated entities that we do not control or manage. Because we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period, the Company’s disclosure controls and procedures are not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We have concluded that, as of September 30, 2014, our controls over the accounting for and disclosures related to a non-routine complex legal entity restructuring in the interim consolidated financial statements did not operate effectively. Specifically, during the operation of a tax control, we failed to detect the use of inaccurate historical tax attributes.  Accordingly, we initially did not appropriately record the tax impact related to the third quarter 2014 restructuring of our completion and production services entities in preparation for the pending transaction with C&J Energy Services. This control deficiency resulted in a material overstatement of the tax expense reflected in our initial third quarter 2014 earnings press release issued on October 21, 2014.  This error was subsequently identified and corrected in the consolidated financial statements before filing our Form 10-Q for the third quarter of 2014.  If not remediated, this control deficiency could result in material misstatements of our consolidated financial statements that may not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

We are in the process of remediating the identified deficiency in internal control over financial reporting.  However, we have not completed our evaluation and all of the corrective remediation actions that we believe are necessary.

b)                                     Changes in Internal Control Over Financial Reporting. Except for the aforementioned material weakness, there have not been any changes in the Company’s internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 30, 2014, the Company and its wholly owned subsidiary, Red Lion, along with CJES, and the members of the board of directors of CJES, including its management directors, were sued in a putative shareholder class action by the stockholders of CJES.  The case is styled City of Miami General Employees’ and Sanitation Employees’ Retirement Trust, et al. v. C&J Energy Services, Inc., et al.; C.A. No. 9980; In the Court of Chancery of the State of Delaware.  The complaint alleges that the CJES directors breached their fiduciary duties in connection with the transaction between CJES, Nabors and Red Lion, and that CJES, Nabors and Red Lion aided and abetted these alleged violations.  The complaint seeks injunctive relief, including an injunction against the consummation of the transactions, together with attorney’s fees and costs.  We believe that the case is without merit and intend to vigorously defend it.

ITEM 1A.  RISK FACTORS

Other than noted below, there have been no material changes during the three months ended September 30, 2014 to the “Risk Factors” discussed in our 2013 Annual Report.

Our business and stock price may be adversely affected if our internal control over financial reporting is not effective. Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest on the effectiveness of our internal control over financial reporting. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In connection with the preparation of this report, management identified a material weakness in our controls over the accounting for and disclosures related to a non-routine complex legal entity restructuring in the interim consolidated financial statements. Specifically, we initially did not appropriately record the tax impact related to the third quarter 2014 restructuring of our completion and production services entities in preparation for the pending transaction with C&J Energy Services. This control deficiency resulted in a material overstatement of the tax expense reflected in our initial third quarter 2014 earnings press release issued on October 21, 2014, which was subsequently identified and corrected before filing our 10-Q for the third quarter of 2014.  We are taking steps to remediate the material weakness. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2014 from the distributions described below.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

Period (In thousands, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31, 2014	8	$29.23	—	—
August 1 - August 31, 2014	1	$26.20	—	—
September 1 - September 30, 2014	< 1	$23.35	—	—

(1)         Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan and our 2013 Stock Plan. The 2013 Stock Plan, 2003 Employee Stock Plan, 1998 Employee Stock Plan, 1999 Stock Option Plan for Non-Employee Directors and 1996 Employee Stock Plan provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose.  These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)         We do not have a current share repurchase program authorized by the Board of Directors.

On September 11, 2014, with approval of the Board of Directors (“Board”), we purchased 10.375 million of our common shares, at $24.10 per share, for a total aggregate amount of approximately $250 million. This purchase was an isolated event and was not part of a broader Board approved repurchase program. The Board continuously seeks to increase returns to shareholders, and as a result, this could lead to additional repurchases in the future, although we do not have a plan in place to do so at this time.

The following table provides information relating to Nabors’ repurchase of common shares during the three months ended September 30, 2014 (in thousands, except average price paid per share):

Period (In thousands, except average price paid per share)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1 - September 30, 2014	10,375	$24.10	—	—

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Restrepo
William Restrepo
Chief Financial Officer

Date:	November 10, 2014

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 3, 2012).
15	Awareness Letter of Independent Accountants*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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

*                                         Filed herewith