Form 10-K/A
period 2014-12-31
NABORS INDUSTRIES LTD
filed 2015-03-31
CIK 1163739

QuickLinks -- Click here to rapidly navigate through this document

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

          The aggregate market value of the 276,503,079 common shares held by non- affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2014, based on the closing price of our common shares as of such date of $29.37 per share as reported on the New York Stock Exchange, was $8,120,895,430. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of common shares outstanding as of February 26, 2015 was 329,376,998.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2015 Annual General Meeting of Shareholders (Part III).

 NABORS INDUSTRIES LTD.
Form 10-K/A
For the Year Ended December 31, 2014
Explanatory Note

        This Amendment No.1 on Form 10-K/A is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission on March 2, 2015 (the "Original Filing"). We are filing this amendment to present separate audited financial statements for Sabine Oil & Gas LLC, a former non-consolidated subsidiary, that we determined were required pursuant to Regulation S-X, Rule 3-09, "Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons." The audited financial statements of Sabine Oil and Gas LLC were not available for inclusion with our Original Filing, but are required to be filed as an amendment within 90 days after the end of our fiscal year.

        Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred on a date subsequent to the date of the Original Filing.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

Page No.
Consolidated Balance Sheets as of December 31, 2014 and 2013		*
Consolidated Statements of Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012		*
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012		*
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012		*
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2014, 2013 and 2012		*
  (2)
  Financial Statement Schedules

Page No.
Schedule II—Valuation and Qualifying Accounts		*

        All other supplemental schedules are omitted because of the absence of the conditions under which they are required or the required information is included in the financial statements or the related notes.

*
Previously filed.

(b)
Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger among Nabors Industries, Inc., Nabors Acquisition Corp. VIII, Nabors Industries Ltd. and Nabors US Holdings Inc. (incorporated by reference to Annex I to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

2.2	Agreement and Plan of Merger, by and among Nabors Industries Ltd., Diamond Acquisition Corp., and Superior Well Services, Inc., dated as of August 6, 2010 (incorporated by reference to Exhibit 2.1 to our Form 8-K (File No. 001- 32657) filed with the SEC on August 9, 2010).

2.3	Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2014).

2.4	Separation Agreement, dated as of June 25, 2014, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2014).

2.5	Amendment No. 1 to the Agreement and Plan of Merger, by and among Nabors Industries Ltd., Nabors Red Lion Limited, C&J Energy Services, Inc., Nabors Merger Co. and CJ Holding Co. (incorporated by reference to Exhibit 10.1 of our Form 8-K (File No. 001-32657) filed with the SEC on February 9, 2015).

Exhibit No.		Description
2.6		Amendment No. 1 to the Separation Agreement, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated by reference to Exhibit 10.2 of our Form 8-K (File No. 001-32657) filed with the SEC on February 9, 2015).

3.1		Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

3.2		Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 3, 2012).

4.1		Indenture, dated as of February 20, 2008, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.'s 6.15% Senior Notes due 2018 (including form of 6.15% Senior Note due 2018) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2008).

4.3		Indenture, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.'s 9.25% Senior Notes due 2019 (including form of 9.25% Senior Note due 2019) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 14, 2009).

4.4		Indenture, dated as of September 14, 2010, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust Company, as trustee, and Citibank, N.A. as securities administrator, with respect to Nabors Industries, Inc.'s 5.0% Senior Notes due 2020 (including form of 5.0% Senior Note due 2020) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on September 15, 2010).

4.5		Tender and Voting Agreement, by and among Nabors Industries Ltd., Diamond Acquisition Corp., and certain stockholders of Superior Well Services, Inc., dated as of August 6, 2010 (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on August 9, 2010).

4.6		Indenture, dated as of August 23, 2011, among Nabors Industries, Inc., Nabors Industries Ltd., Wilmington Trust, National Association, as trustee and Citibank, N.A. as securities administrator, with respect to Nabors Industries, Inc.'s 4.625% Senior Notes due 2021 (including form of 4.625% Senior Note due 2021) (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on August 24, 2011).

4.7		Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A., as Rights Agent, including the Form of Certificate of Designations of Series A Junior Participating Preferred Shares, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares, respectively attached thereto as Exhibits A, B and C (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd.'s Form 8-K (File No. 001-32657) filed with the SEC on July 17, 2012).

4.7(a	)	Amendment No. 1, dated as of April 4, 2013, to the Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-32657) filed with the SEC on April 4, 2013).

Exhibit No.		Description
4.7(b	)	Amendment No. 2, dated as of July 15, 2013, to the Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form 8-A (File No. 001-32657) filed with the SEC on July 15, 2013).

4.8		Indenture related to the 2.35% Senior Notes due 2016 and 5.10% Senior Notes due 2023, dated as of September 12, 2013, among Nabors Industries, Inc. as Issuer, Nabors Industries Ltd. as Guarantor, Wilmington Trust, National Association as Trustee and Citibank, N.A. as Securities Administrator (including form of 2.35% Senior Note due 2016 and form of 5.10% Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to Nabors Industries Ltd. Form 8-K (File No. 001-32657) filed with the SEC on September 13, 2013).

10.1	(+)	Executive Employment Agreement, by and among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo, effective as of March 31, 2014 (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on March 4, 2014).

10.1(a)	(+)	First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-L (File No. 001-32657) filed with the SEC on December 19, 2014).

10.1(b)	(+)	Form of TSR Stock Grant Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-32657) filed with the SEC on May 9, 2014).

10.1(c)	(+)	Form of Nabors Industries Ltd. Restricted Stock Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-32657) filed with the SEC on May 9, 2014).

10.1(d)	(+)	Form of Nabors Corporate Services, Inc. Restricted Stock Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-326571) filed with the SEC on May 9, 2014).

10.2	(+)	Executive Employment Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello, effective as of January 1, 2013 (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

10.2(a)	(+)	First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-L (File No. 001-32657) filed with the SEC on December 19, 2014).

10.2(b)	(+)	Termination Agreement, by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello effective December 31, 2012 and relating to Mr. Petrello's Employment Agreement, effective as of April 1, 2009 (incorporated by reference to Exhibit 99.2 to Nabors Industries Ltd.'s Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

10.2(c)	(+)	Stock Bonus Agreement, dated as of March 7, 2013 among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.3 to Nabors Industries Ltd.'s Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

Exhibit No.		Description
10.3		Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers (incorporated by reference to Exhibit 10.28 to our Form 10-K (File No. 000-49887) filed with the SEC on March 31, 2003).

10.4	(+)	Nabors Industries Ltd. 2013 Stock Plan (incorporated by reference to Appendix B of Nabors Industries Ltd.'s Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the SEC on April 30, 2013).

10.4(a)	(+)	Form of Stock Option Agreement—Others, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(a) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.4(b)	(+)	Form of Restricted Stock Agreement—Others, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(b) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.4(c)	(+)	Form of Restricted Stock Agreement—Directors, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(c) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.4(d)	(+)	Form of TSR Stock Grant Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(d) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.4(e)	(+)	Form of Nabors Industries Ltd. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(e) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.4(f)	(+)	Form of Nabors Corporate Services, Inc. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(f) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.5	(+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.'s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.5(a)	(+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.'s Form 8-K, File No. 000-49887, filed March 2, 2005).

10.5(b)	(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).

10.5(c)	(+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).

10.6	(+)	2003 Employee Stock Plan (incorporated by reference to Annex D of our Proxy Statement (File No. 000- 49887) filed with the SEC on May 8, 2003).

10.6(a)	(+)	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to our Form 10-Q (File No. 000-49887) filed with the SEC on August 3, 2005).

10.6(b)	(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).

10.7	(+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries, Inc.'s Registration Statement on Form S-8 (File No. 333-11313) filed with the SEC on September 3, 1996).

Exhibit No.		Description
10.8	(+)	Nabors Industries, Inc. 1997 Executive Officers Incentive Stock Plan (incorporated by reference to Exhibit 10.20 to Nabors Industries, Inc.'s Form 10-K (File No. 1-9245) filed with the SEC on December 29, 1997).

10.9	(+)	Nabors Industries, Inc. 1998 Employee Stock Plan (incorporated by reference to Exhibit 10.19 to Nabors Industries, Inc.'s Form 10-K (File No. 1-9245) filed with the SEC on March 31, 1999).

10.10	(+)	Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries, Inc.'s Form 10-K (File No. 1-9245) filed with the SEC March 31, 1999).

10.10(a)	(+)	Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.'s Form 10-K (File No. 1-09245) filed with the SEC on March 19, 2002).

10.10(b)	(+)	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

10.11		Credit Agreement, dated as of November 29, 2012, among Nabors Industries, Inc. as US borrower, Nabors Canada as Canadian borrower, Nabors Industries Ltd. as guarantor, HSBC Bank Canada as Canadian lender, the other lenders party thereto, Mizuho Corporate Bank, Ltd. and HSBC Bank USA, N.A. as documentation agents, HSBC Bank USA, N.A. as syndication agent and Citibank, N.A. as administrative agent for the US lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on November 30, 2012).

10.12		Agreement, dated as of April 4, 2013, by and between Nabors Industries Ltd. and PHM Investment (USD) 1 S.à.r.l. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-32657) filed with the Commission on April 4, 2013).

10.13		Support Agreement, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited, Joshua E. Comstock, the Joshua E. Comstock Trust and JRC Investments, LLC (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2014).

10.14		Term Loan Agreement, dated February 6, 2015, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, the lenders party thereto, HSBC Bank USA, N.A. and Wells Fargo Bank, N.A., as documentation agents, Mizuho Bank, Ltd., as syndication agent and Citibank, N.A, as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-32657) filed with the SEC on February 6, 2015).

12		Computation of Ratios.**

14		Code of Business Conduct (incorporated by reference to Exhibit 14 to our Form 10-K (File No. 000- 49887) filed with the SEC on March 15, 2004).

21		Significant Subsidiaries.**

23.1		Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP—Houston.**

23.2		Consent of Deloitte LLP.**

23.3		Consent of Cawley, Gillespie & Associates, Inc.**

23.4		Consent of DeGolyer and MacNaughton.**

Exhibit No.		Description
23.5		Consent of Independent Auditors—Deloitte & Touche LLP—Houston—Sabine Oil and Gas LLC—2012*

31.1		Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer**

31.1(a	)	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*

31.2		Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer**

31.2(a	)	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*

32.1		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.**

32.1(a	)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Deputy Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.*

99.1		Financial Statements and Notes for Sabine Oil and Gas LLC*

101.INS		XBRL Instance Document**

101.SCH		XBRL Schema Document**

101.CAL		XBRL Calculation Linkbase Document**

101.LAB		XBRL Label Linkbase Document**

101.PRE		XBRL Presentation Linkbase Document**

101.DEF		XBRL Definition Linkbase Document**

*
Filed herewith.

**
Previously filed.

(+)
Management contract or compensatory plan or arrangement.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.
By:	/s/ WILLIAM RESTREPO William Restrepo Chief Financial Officer
Date: March 31, 2015

QuickLinks

NABORS INDUSTRIES LTD. Form 10-K/A For the Year Ended December 31, 2014 Explanatory Note
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES