Form 10-Q
period 2015-03-31
NABORS INDUSTRIES LTD
filed 2015-05-04
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of April 28, 2015 was 330,357,704.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except per share amounts)	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$586,001	$501,149
Short-term investments	35,170	35,020
Assets held for sale	134,709	146,467
Accounts receivable, net	971,601	1,517,503
Inventory	190,423	230,067
Deferred income taxes	91,050	118,230
Other current assets	161,378	193,438
Total current assets	2,170,332	2,741,874
Long-term investments and other receivables	2,627	2,806
Property, plant and equipment, net	7,333,808	8,599,125
Goodwill	80,947	173,928
Investment in unconsolidated affiliates	730,487	58,251
Other long-term assets	286,397	303,958
Total assets	$10,604,598	$11,879,942

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$8,739	$6,190
Trade accounts payable	403,038	780,060
Accrued liabilities	669,812	728,004
Income taxes payable	75,007	53,221
Total current liabilities	1,156,596	1,567,475
Long-term debt	3,816,717	4,348,859
Other long-term liabilities	604,526	601,816
Deferred income taxes	58,997	443,003
Total liabilities	5,636,836	6,961,153

Commitments and contingencies (Note 10)

Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 329,557 and 328,196, respectively	330	328
Capital in excess of par value	2,459,043	2,452,261
Accumulated other comprehensive income	14,768	77,522
Retained earnings	3,679,336	3,573,172
Less: treasury shares, at cost, 38,788 common shares	(1,194,664)	(1,194,664)
Total shareholders’ equity	4,958,813	4,908,619
Noncontrolling interest	8,949	10,170
Total equity	4,967,762	4,918,789
Total liabilities and equity	$10,604,598	$11,879,942

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014

Revenues and other income:
Operating revenues	$1,414,707	$1,589,618
Earnings (losses) from unconsolidated affiliates	6,502	(2,445)
Investment income (loss)	969	980
Total revenues and other income	1,422,178	1,588,153

Costs and other deductions:
Direct costs	919,610	1,061,739
General and administrative expenses	127,133	134,266
Depreciation and amortization	281,019	282,127
Interest expense	46,601	44,810
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	(55,842)	1,476
Total costs and other deductions	1,318,521	1,524,418
Income (loss) from continuing operations before income tax	103,657	63,735
Income tax expense (benefit):
Current	47,349	13,658
Deferred	(68,054)	350
Total income tax expense (benefit)	(20,705)	14,008
Subsidiary preferred stock dividend	—	750
Income (loss) from continuing operations, net of tax	124,362	48,977
Income (loss) from discontinued operations, net of tax	(817)	1,515
Net income (loss)	123,545	50,492
Less: Net (income) loss attributable to noncontrolling interest	89	(573)
Net income (loss) attributable to Nabors	$123,634	$49,919

Earnings (losses) per share:
Basic from continuing operations	$0.43	$0.16
Basic from discontinued operations	—	0.01
Total Basic	$0.43	$0.17

Diluted from continuing operations	$0.43	$0.16
Diluted from discontinued operations	(0.01)	—
Total Diluted	$0.42	$0.16

Weighted-average number of common shares outstanding:
Basic	285,361	296,210
Diluted	286,173	299,050

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014

Net income (loss) attributable to Nabors	$123,634	$49,919
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors:
Unrealized loss on translation adjustment	(68,539)	(36,594)
Less: reclassification adjustment for realized loss on translation adjustment	5,365	—
Translation adjustment attributable to Nabors	(63,174)	(36,594)
Unrealized gains/(losses) on marketable securities	153	(19,208)
Pension liability amortization and adjustment	276	123
Unrealized gains/(losses) and amortization of cash flow hedges	153	153
Other comprehensive income (loss), before tax	(62,592)	(55,526)
Income tax expense (benefit) related to items of other comprehensive income (loss)	162	148
Other comprehensive income (loss), net of tax	(62,754)	(55,674)
Comprehensive income (loss) attributable to Nabors	60,880	(5,755)
Net income (loss) attributable to noncontrolling interest	(89)	573
Translation adjustment attributable to noncontrolling interest	(880)	(481)
Comprehensive income (loss) attributable to noncontrolling interest	(969)	92
Comprehensive income (loss)	$59,911	$(5,663)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$123,545	$50,492
Adjustments to net income (loss):
Depreciation and amortization	281,019	282,349
Deferred income tax expense (benefit)	(68,623)	451
Losses (gains) on long-lived assets, net	732	3,517
Losses (gains) on investments, net	—	(7)
Share-based compensation	13,691	10,685
Foreign currency transaction losses (gains), net	(2,345)	(3,293)
Gain on merger transaction	(52,574)	—
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(5,737)	2,445
Other	3,988	910
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	244,544	(57,004)
Inventory	511	14,480
Other current assets	13,145	4,742
Other long-term assets	(1,665)	1,275
Trade accounts payable and accrued liabilities	(275,313)	(28,471)
Income taxes payable	24,927	(26,036)
Other long-term liabilities	7,325	188,028
Net cash provided by operating activities	307,170	444,563
Cash flows from investing activities:
Purchases of investments	1,710	(286)
Sales and maturities of investments	623	733
Cash paid for acquisition of businesses, net	—	(10,200)
Investment in unconsolidated affiliates	(445)	(1,255)
Proceeds from merger transaction	693,450	—
Capital expenditures	(364,234)	(396,465)
Proceeds from sales of assets and insurance claims	8,997	21,605
Net cash provided by (used for) investing activities	340,101	(385,868)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(1,017)	(1,822)
Proceeds from (payments for) issuance of common shares	182	4,931
Dividends to shareholders	(17,470)	(11,893)
Proceeds from (payment for) commercial paper, net	(282,615)	(39,594)
Proceeds from revolving credit facilities	—	15,000
Reduction in revolving credit facilities	(250,000)	(67,500)
Proceeds from term loan facility	300,000	—
Payments on term loan facility	(300,000)	—
Other	(4,549)	(11,585)
Net cash used for financing activities	(555,469)	(112,463)
Effect of exchange rate changes on cash and cash equivalents	(6,950)	(9,266)
Net increase (decrease) in cash and cash equivalents	84,852	(63,034)
Cash and cash equivalents, beginning of period	501,149	389,915
Cash and cash equivalents, end of period	$586,001	$326,881

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2013	323,711	$324	$2,392,585	$216,140	$4,304,664	$(944,627)	$12,091	$5,981,177
Net income (loss)					49,919		573	50,492
Dividends to shareholders					(11,893)			(11,893)
Other comprehensive income (loss), net of tax				(55,674)			(481)	(56,155)
Issuance of common shares for stock options exercised	517	1	4,930					4,931
Share-based compensation			10,685					10,685
Other	1,544	1	(6,586)				(1,383)	(7,968)
As of March 31, 2014	325,772	$326	$2,401,614	$160,466	$4,342,690	$(944,627)	$10,800	$5,971,269

As of December 31, 2014	328,196	$328	$2,452,261	$77,522	$3,573,172	$(1,194,664)	$10,170	$4,918,789
Net income (loss)					123,634		(89)	123,545
Dividends to shareholders					(17,470)			(17,470)
Other comprehensive income (loss), net of tax				(62,754)			(880)	(63,634)
Issuance of common shares for stock options exercised	20		182					182
Share-based compensation			13,691					13,691
Other	1,341	2	(7,091)				(252)	(7,341)
As of March 31, 2015	329,557	$330	$2,459,043	$14,768	$3,679,336	$(1,194,664)	$8,949	$4,967,762

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform workover and drilling rigs in the United States and numerous international markets.

As a global provider of services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of March 31, 2015 includes:

•                  468 actively marketed rigs for land-based drilling operations in the United States, Canada and over 20 other countries throughout the world; and

•                  42 actively marketed rigs for offshore drilling operations in the United States and numerous international markets.

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

The majority of our business for the three month period ended March 31, 2015 was conducted through two business lines:

Drilling & Rig Services

Our Drilling & Rig Services business line is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation, optimization software and directional drilling services. This business line consists of four operating segments: U.S., Canada, International and Rig Services.

Completion & Production Services

Our Completion & Production Services business line for the majority of the quarter was comprised of our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. This business line consists of two operating segments: Completion Services and Production Services. On March 24, 2015, we completed the previously-announced merger of this business line with C&J Energy Services, Inc. (“C&J Energy”). See further discussion in Note 3 — Merger.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), our wholly owned subsidiary.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The unaudited consolidated financial statements of Nabors are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted.  Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”).  In management’s opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2015, as well as the results of our operations, other comprehensive income, our cash flows and changes in equity for the three months ended March 31, 2015 and 2014, in accordance with GAAP.  Interim results for the three months ended March 31, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Raw materials	$142,948	$133,797
Work-in-progress	30,996	39,617
Finished goods	16,479	56,653
	$190,423	$230,067

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

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management.  Potential factors requiring assessment include a further or sustained decline in our stock price, declines in oil and natural gas prices, a variance in results of operations from forecasts, a change in operating strategy of assets and additional transactions in the oil and gas industry.  Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compare the sum of our reporting units’ estimated fair value, which includes the estimated fair value of non-operating assets and liabilities, less debt, to our market capitalization and assess the reasonableness of our estimated fair value. Any of the above-mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to consolidation, which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We are currently evaluating the impact this will have on our consolidated financial statements.

In May 2014, the FASB issued an ASU relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact this will have on our consolidated financial statements.

In April 2015, the FASB issued an ASU relating to the presentation of debt issuance costs on the balance sheet.  This standard amends existing guidance to require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  This guidance is effective for fiscal years beginning after December 15, 2015.  Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

Note 3 Merger

On March 24, 2015, we completed the previously-announced merger of our Completion & Production Services business line with C&J Energy.  We received total consideration comprised of approximately $693.5 million in cash and approximately 62.5 million common shares in the combined company, C&J Energy Services, Ltd. (“CJES”), representing approximately 53% of the outstanding and issued common shares of CJES.  Because we have significant influence over CJES, but not a fully controlling financial interest, we account for our investment in CJES under the equity method of accounting.

Our consolidated statement of income (loss) for the three months ended March 31, 2015 includes the operating results of our Completion & Production Services business line through the closing date of the transaction.  For the remainder of the period, our share of the net income (loss) of our equity method investment is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statement of income (loss).

We recorded our investment in the equity of CJES in the Investment in unconsolidated affiliates line in our consolidated balance sheet, with an initial valuation of approximately $676.2 million, based on the fair value of shares received on the closing date of the transaction.  Additionally, we recognized an estimated gross gain of $102.2 million in connection with the merger based on the difference between the consideration received and the carrying value of the assets and liabilities of our Completion & Production Services business line.  This gain was partially offset by $49.6 million in transaction costs related to the merger.  The merger is subject to customary post-closing adjustments for levels of working capital at closing which may impact the ultimate amount of gain recognized on the transaction.

Note 4 Cash and Cash Equivalents and Short-term Investments

Certain information related to our cash and cash equivalents and short-term investments follows:

	March 31, 2015			December 31, 2014
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$586,001	$—	$—	$501,149	$—	$—
Short-term investments:
Available-for-sale equity securities	35,152	14,799	—	35,002	14,648	—
Available-for-sale debt securities:
Mortgage-CMO debt securities	18	—	(1)	18	—	(1)
Total short-term investments	35,170	14,799	(1)	35,020	14,648	(1)
Total cash, cash equivalents and short-term investments	$621,171	$14,799	$(1)	$536,169	$14,648	$(1)

Certain information regarding our debt and equity securities is presented below:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Available-for-sale
Proceeds from sales and maturities	$—	$135
Realized gains (losses), net	$—	$—

Note 5 Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2015.  Our debt securities could transfer into or out of a Level 1 or 2 measures depending on the availability of independent and current pricing at the end of each quarter.  During the three months ended March 31, 2015, there were no transfers of our financial assets between Level 1 and Level 2 measures.  Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities (energy industry)	$35,152	$—	$—	$35,152
Available-for-sale debt securities:
Mortgage-CMO debt securities	—	18	—	18
Total short-term investments	$35,152	$18	$—	$35,170

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

Fair Value of Financial Instruments

The fair value of our financial instruments has been estimated in accordance with GAAP.  The fair value of our long-term debt, revolving credit facility, commercial paper and subsidiary preferred stock is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
2.35% senior notes due September 2016	$349,904	$349,213	$349,887	$346,980
6.15% senior notes due February 2018	931,000	997,517	930,693	991,920
9.25% senior notes due January 2019	339,607	400,118	339,607	403,531
5.00% senior notes due September 2020	698,329	697,669	698,253	687,953
4.625% senior notes due September 2021	698,448	680,008	698,388	661,619
5.10% senior notes due September 2023	348,925	335,129	348,893	332,759
Revolving credit facility	200,000	200,000	450,000	450,000
Commercial paper	250,504	250,504	533,119	533,119
Other	8,739	8,739	6,209	6,209
Total	$3,825,456	$3,918,897	$4,355,049	$4,414,090

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 6 Share-Based Compensation

We have several share-based employee and director compensation plans, which are more fully described in Note 9 — Share-Based Compensation in our 2014 Annual Report. Total share-based compensation expense, which includes stock options and restricted stock, totaled $13.9 million and $10.7 million for the three months ended March 31, 2015 and 2014, respectively. Share-based compensation expense has been allocated to our various operating segments.  See Note 14 — Segment Information.

Stock Options

The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $0.1 million and $6.0 million, respectively.  The total fair value of stock options that vested during the three months ended March 31, 2015 and 2014 was $1.5 million and $1.5 million, respectively.

Restricted Stock

During the three months ended March 31, 2015 and 2014, we awarded 1,514,934 and 1,106,919 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors.  These awards had an aggregate value at their date of grant of $19.3 million and $25.2 million, respectively.  The fair value of restricted stock that vested during the three months ended March 31, 2015 and 2014 was $15.7 million and $16.5 million, respectively.  The fair value of these awards is based on the closing price of Nabors stock on the date the awards are granted.

Restricted Stock Based on Performance

During the three months ended March 31, 2015 and 2014, we awarded 438,307 and 362,311 shares of restricted stock, respectively, vesting over a period of three years to some of our executives.  The performance awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the number of performance goals achieved during the period beginning January 1, 2014 through December 31, 2014.

Our performance awards based on performance conditions are liability-classified awards until shares are granted, of which our accrued liabilities included $0.6 million at March 31, 2015 for the performance period beginning January 1, 2015 through December 31, 2015. The fair value of these awards that vested during the three months ended March 31, 2015 and 2014 was $6.8 million and $5.9 million, respectively. The fair value of these awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Stock Based on Market Conditions

During the three months ended March 31, 2015 and 2014, we awarded 544,925 and 395,550 shares of restricted stock, respectively, which will vest based on our performance compared to our peer group over a three-year period. These awards had an aggregate value at their date of grant of $4.7 million and $4.5 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Three Months Ended
	March 31,
	2015	2014
Risk free interest rate	1.18%	0.80%
Expected Volatility	50.00%	40.00%
Closing stock price at grant date	$12.98	$18.19
Expected term (in years)	3.0 years	2.97 years

Note 7 Debt

Debt consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
2.35% senior notes due September 2016	$349,904	$349,887
6.15% senior notes due February 2018	931,000	930,693
9.25% senior notes due January 2019	339,607	339,607
5.00% senior notes due September 2020	698,329	698,253
4.625% senior notes due September 2021	698,448	698,388
5.10% senior notes due September 2023	348,925	348,893
Revolving credit facility	200,000	450,000
Commercial paper	250,504	533,119
Other	8,739	6,209
	$3,825,456	$4,355,049
Less: current portion	8,739	6,190
	$3,816,717	$4,348,859

Commercial Paper Program

As of March 31, 2015, we had approximately $250.5 million of commercial paper outstanding.  The weighted average interest rate on borrowings at March 31, 2015 was 0.664%.  Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in November 2017, more than one year from now.

Revolving Credit Facility

During the quarter, we exercised the accordian feature under our revolving credit facility to increase the borrowing capacity by $225.0 million, bringing our total capacity under the revolving credit facility to $1.725 billion.  As of March 31, 2015, we had approximately $200.0 million of borrowings outstanding under this facility.  The weighted average interest rate on borrowings at March 31, 2015 was 1.47%.  The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in each agreement. We were in compliance with all covenants under the agreement at March 31, 2015. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Term Loan Facility

On February 6, 2015, Nabors Industries, Inc., our wholly owned subsidiary, entered into a new unsecured term loan facility for $300.0 million with a three-year maturity, which is fully and unconditionally guaranteed by us. Under the new term loan facility, we were required to prepay the loan upon the closing of the merger with C&J Energy, or if we otherwise dispose of assets, issue term debt, or issue equity with net proceeds of more than $70.0 million, subject to certain exceptions. The term loan agreement contained customary representations and warranties, covenants, and events of default for loan facilities of this type.  On March 27, 2015, we repaid the $300.0 million term loan and the facility was terminated according to the terms of the agreement using a portion of the cash consideration received in connection with the merger with C&J Energy.

Note 8 Common Shares

During the three months ended March 31, 2015 and 2014, our employees exercised vested options to acquire 0.02 million and 0.5 million of our common shares, respectively, resulting in proceeds of $0.2 million and $4.9 million, respectively. During the three months ended March 31, 2015 and 2014, we withheld 0.6 million and 0.3 million, respectively, of our common shares with a fair value of $7.1 million and $6.6 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

On February 20, 2015, a cash dividend of $0.06 per share was declared for shareholders of record on March 10, 2015. The dividend was paid on March 31, 2015 in the amount of $17.5 million and was charged to retained earnings in our consolidated statement of changes in equity for the three months ended March 31, 2015.

Note 9 Subsidiary Preferred Stock

During 2014, we paid $70.9 million to redeem the 75,000 shares of Series A Preferred Stock outstanding of our subsidiary and paid all dividends due on such shares.

Note 10 Commitments and Contingencies

Contingencies

Income Tax

Income tax returns that we file are subject to review and examination. We do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could change substantially.

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

We self-insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2015, some of our workers’ compensation claims, employers’ liability and marine employers’ liability claims are subject to a $3.0 million per-occurrence deductible; additionally, some of our automobile liability claims are subject to a $2.5 million deductible.  General liability claims remain subject to a $5.0 million per-occurrence deductible.

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

In 2009, the Court of Ouargla entered a judgment of approximately $14.7 million (at March 31, 2015 exchange rates) against us relating to alleged customs infractions in Algeria. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court (the “Supreme Court”). In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We again lodged an appeal to the Supreme Court, asserting the same challenges as before. While the appeal was pending, the Hassi Messaoud customs office initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. We have recorded a reserve in the amount of the posted security. The customs authority demanded 50% of the total fine as a final settlement and seized additional funds of approximately $4.425 million. The matter was heard by the Supreme Court on February 26, 2015, and on March 26, 2015, that court set aside the judgment of the Ouargla Court of Appeals and remanded the case to that court for further proceedings.  We have filed an appeal at the Conseil d’Etat in an effort to recover amounts previously paid by us.  Based upon our understanding of applicable law and precedent, we continue to believe that we will prevail.  If we are ultimately required to pay a fine or judgment related to this matter, the resulting loss could be up to $10.3 million in excess of amounts accrued.

In March 2011, the Court of Ouargla entered a judgment of approximately $29.0 million (at March 31, 2015 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us.  We plan to appeal this decision again to the Supreme Court.  While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $21.0 million in excess of amounts accrued.

In 2012, Nabors Global Holdings II Limited (“NGH2L”) signed a contract with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company. When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. We successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012. We completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction. The lawsuit is staid, pending further court actions, including appeals of the jurisdictional decisions. ERG retains its causes of action for monetary damages, but we believe the claims are foreclosed by the terms of the agreement and are without factual or legal merit. Although we are vigorously defending the lawsuit, its ultimate outcome cannot be determined at this time.

On July 30, 2014, we and Red Lion, along with C&J Energy and its board of directors, were sued in a putative shareholder class action filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”). The plaintiff alleges that the members of the C&J Energy board of directors breached their fiduciary duties in connection with the Merger, and that Red Lion and C&J Energy aided and abetted these alleged breaches. The plaintiff sought to enjoin the defendants from proceeding with or consummating the Merger and the C&J Energy stockholder meeting for approval of the Merger and, to the extent that the Merger was completed before any relief was granted, to have the Merger rescinded. On November 10, 2014, the plaintiff filed a motion for a preliminary injunction, and, on November 24, 2014, the Court of Chancery entered a bench ruling, followed by a written order on November 25, 2014, that (i) ordered certain members of the C&J Energy board of directors to solicit for a 30 day period alternative proposals to purchase C&J Energy (or a controlling stake in C&J Energy) that were superior to the Merger, and (ii) preliminarily enjoined C&J Energy from holding its stockholder meeting until it complied with the foregoing. C&J Energy complied with the order while it simultaneously pursued an expedited appeal of the Court of Chancery’s order to the Supreme Court of the State of Delaware (the “Delaware Supreme Court”). On December 19, 2014, the Delaware Supreme Court overturned the Court of Chancery’s judgment and vacated the order. This case remains pending.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2015	2016	2017	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$128,843	$73,528	$19	$1	$202,391

Note 11 Earnings (Losses) Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share amounts)
BASIC EPS:

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$124,362	$48,977
Less: net (income) loss attributable to noncontrolling interest	89	(573)
Less: (earnings) losses allocated to unvested shareholders	(2,031)	(733)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations	$122,420	$47,671
Income (loss) from discontinued operations	$(817)	$1,515

Weighted-average number of shares outstanding - basic	285,361	296,210

Earnings (losses) per share:
Basic from continuing operations	$0.43	$0.16
Basic from discontinued operations	—	0.01
Total Basic	$0.43	$0.17

DILUTED EPS:

Income (loss) from continuing operations attributed to common shareholders	$122,420	$47,671
Add: effect of reallocating undistributed earnings of unvested shareholders	5	—
Adjusted income (loss) from continuing operations attributed to common shareholders	$122,425	$47,671
Income (loss) from discontinued operations	$(817)	$1,515

Weighted-average number of shares outstanding - basic	285,361	296,210
Add: dilutive effect of potential common shares	812	2,840
Weighted-average number of diluted shares outstanding	286,173	299,050

Earnings (losses) per share:
Diluted from continuing operations	$0.43	$0.16
Diluted from discontinued operations	(0.01)	—
Total Diluted	$0.42	$0.16

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options that were excluded from diluted earnings (losses) per share that would potentially dilute earnings (losses) per share were 6,621,688 and 7,853,509 shares during the three months ended March 31, 2015 and 2014, respectively. In any period during which the average market price of our common shares exceeds the exercise prices of these stock options, such stock options will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting.

Note 12 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Accrued compensation	$118,586	$177,707
Deferred revenue	318,890	298,345
Other taxes payable	19,443	58,445
Workers’ compensation liabilities	37,459	37,459
Interest payable	17,806	63,532
Warranty accrual	5,805	5,799
Litigation reserves	24,657	23,681
Current liability to discontinued operations	8,354	19,602
Professional fees	2,521	2,550
Current deferred tax liability	3,677	3,677
Current liability to acquisition of KVS	22,278	22,278
Merger transaction accrual	77,696	—
Other accrued liabilities	12,640	14,929
	$669,812	$728,004

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Interest and dividend income	$534	$970
Gains (losses) on investments, net	435	10
	$969	$980

Losses (gains) on sales and disposals of long-lived assets and other expense (income), net include the following:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$3,474	$2,432
Net gain on merger (1)	(52,574)	—
Litigation expenses	(4,077)	3,060
Foreign currency transaction losses (gains)	(2,345)	(3,293)
Other losses (gains)	(320)	(723)
	$(55,842)	$1,476

(1)         Includes an estimated gain of $102.2 million, reduced by $49.6 million in transaction costs related to the merger with C&J Energy.  See Note 3 — Merger.

The changes in accumulated other comprehensive income (loss), by component, includes the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)
As of January 1, 2014	$(2,419)	$71,742	$(4,075)	$150,892	$216,140
Other comprehensive income (loss) before reclassifications	—	(19,248)	—	(36,594)	(55,842)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	93	—	75	—	168
Net other comprehensive income (loss)	93	(19,248)	75	(36,594)	(55,674)
As of March 31, 2014	$(2,326)	$52,494	$(4,000)	$114,298	$160,466

(1)                   All amounts are net of tax. Amounts in parentheses indicate debits.

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)
As of January 1, 2015	$(2,044)	$14,996	$(7,263)	$71,833	$77,522
Other comprehensive income (loss) before reclassifications	—	153	—	(68,539)	(68,386)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	93	—	174	5,365	5,632
Net other comprehensive income (loss)	93	153	174	(63,174)	(62,754)
As of March 31, 2015	$(1,951)	$15,149	$(7,089)	$8,659	$14,768

(1)                   All amounts are net of tax. Amounts in parentheses indicate debits.

The line items that were reclassified to net income include the following:

	Three Months Ended
	March 31,
Line item in consolidated statement of income (loss)	2015	2014
	(In thousands)

Investment income (loss)	$—	$—
Interest expense	153	153
General and administrative expenses	276	123
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	(5,365)	—
Total before tax	$(5,794)	$(276)
Tax expense (benefit)	(162)	(108)
Reclassification adjustment for (gains)/losses included in net income (loss)	$(5,632)	$(168)

Note 13 Assets Held-for-Sale and Discontinued Operations

Assets held for sale of $134.7 million and $146.5 million as of March 31, 2015 and December 31, 2014, respectively, consisted solely of our oil and gas holdings in the Horn River basin in western Canada.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At March 31, 2015, our undiscounted contractual commitments for these contracts approximated $65.3 million and we had liabilities of $25.9 million, $8.4 million of which were classified as current and were included in accrued liabilities.  At December 31, 2014, we had liabilities of $40.2 million, $19.6 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Operating revenues
Oil and Gas	$1,450	$5,057

Income (loss) from Oil and Gas discontinued operations:
Income (loss) from discontinued operations	$(1,386)	$2,618
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets and obligations	—	1,002
Less: Income tax expense (benefit)	(569)	101
Income (loss) from Oil and Gas discontinued operations, net of tax	$(817)	$1,515

Note 14 Segment Information

The following table sets forth financial information with respect to our operating segments:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$453,821	$510,476
Canada	57,840	111,621
International	445,400	375,069
Rig Services (2)	144,084	143,726
Subtotal Drilling & Rig Services (3)	1,101,145	1,140,892
Completion & Production Services:
Completion Services	208,123	227,899
Production Services	158,512	275,400
Subtotal Completion & Production Services (4)	366,635	503,299

Other reconciling items (5)	(46,571)	(57,018)
Total	$1,421,209	$1,587,173

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Adjusted income (loss) derived from operating activities: (1) (6)

Drilling & Rig Services:
U.S.	$77,038	$72,494
Canada	6,358	26,160
International	105,041	48,119
Rig Services (2)	12,873	8,728
Subtotal Drilling & Rig Services (3)	201,310	155,501
Completion & Production Services:
Completion Services	(55,243)	(33,635)
Production Services	(3,296)	30,591
Subtotal Completion & Production Services (4)	(58,539)	(3,044)
Other reconciling items (7)	(49,324)	(43,416)
Total adjusted income (loss) derived from operating activities	$93,447	$109,041

Interest expense	(46,601)	(44,810)
Investment income (loss)	969	980
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	55,842	(1,476)
Income (loss) from continuing operations before income taxes	103,657	63,735

Income tax expense (benefit)	(20,705)	14,008
Subsidiary preferred stock dividend	—	750
Income (loss) from continuing operations, net of tax	124,362	48,977
Income (loss) from discontinued operations, net of tax	(817)	1,515
Net income (loss)	123,545	50,492
Less: Net (income) loss attributable to noncontrolling interest	89	(573)
Net income (loss) attributable to Nabors	$123,634	$49,919

	March 31,	December 31,
	2015	2014
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$4,146,988	$4,184,854
Canada	593,436	615,269
International	3,901,424	3,815,051
Rig Services	512,545	549,622
Subtotal Drilling & Rig Services (8)	9,154,393	9,164,796
Completion & Production Services (9) (10)	—	1,933,387
Other reconciling items (7) (11)	1,450,205	781,759
Total assets:	$10,604,598	$11,879,942

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

(3)              Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $6.2 million and ($2.5) million for the three months ended March 31, 2015 and 2014, respectively.

(4)              Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.3 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

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

(7)              Represents the elimination of inter-segment transactions, unallocated corporate expenses and earnings (losses), net from unconsolidated affiliates related to our investment in CJES.

(8)              Includes $54.4 million and $48.1 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2015 and December 31, 2014, respectively.

(9)              Reflects assets allocated to the line of business necessary to conduct its operations. Further allocation to individual operating segments of Completion & Production Services is not available.

(10)       Includes $10.2 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2014.  These investments were sold as part of the merger with C&J Energy in March 2015.

(11)       Includes $676.1 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2015, inclusive of our investment in CJES.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014 and statements of income (loss), statements of other comprehensive income (loss) and statements of cash flows for the three months ended March 31, 2015 and 2014 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	March 31, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$4,370	$18	$581,613	$—	$586,001
Short-term investments	—	—	35,170	—	35,170
Assets held for sale	—	—	134,709	—	134,709
Accounts receivable, net	—	—	971,601	—	971,601
Inventory	—	—	190,423	—	190,423
Deferred income taxes	—	—	91,050	—	91,050
Other current assets	50	18,394	142,934	—	161,378
Total current assets	4,420	18,412	2,147,500	—	2,170,332
Long-term investments	—	—	2,627	—	2,627
Property, plant and equipment, net	—	—	7,333,808	—	7,333,808
Goodwill	—	—	80,947	—	80,947
Intercompany receivables	136,729	150,058	1,030,444	(1,317,231)	—
Investment in consolidated affiliates	4,848,785	4,968,528	1,370,331	(11,187,644)	—
Investment in unconsolidated affiliates	—	—	730,487	—	730,487
Other long-term assets	—	29,578	256,819	—	286,397
Total assets	$4,989,934	$5,166,576	$12,952,963	$(12,504,875)	$10,604,598

LIABILITIES AND EQUITY

Current liabilities:
Current debt	$—	$—	8,739	$—	$8,739
Trade accounts payable	117	5	402,916	—	403,038
Accrued liabilities	17,004	18,202	634,606	—	669,812
Income taxes payable	—	—	75,007	—	75,007
Total current liabilities	17,121	18,207	1,121,268	—	1,156,596
Long-term debt	—	3,857,176	(40,459)	—	3,816,717
Other long-term liabilities	—	35,487	569,039	—	604,526
Deferred income taxes	—	(313,447)	372,444	—	58,997
Intercompany payable	14,000	1,303,231	—	(1,317,231)	—
Total liabilities	31,121	4,900,654	2,022,292	(1,317,231)	5,636,836
Subsidiary preferred stock	—	—	—	—	—
Shareholders’ equity	4,958,813	265,922	10,921,722	(11,187,644)	4,958,813
Noncontrolling interest	—	—	8,949	—	8,949
Total equity	4,958,813	265,922	10,930,671	(11,187,644)	4,967,762
Total liabilities and equity	$4,989,934	$5,166,576	$12,952,963	$(12,504,875)	$10,604,598

Condensed Consolidating Balance Sheets

	December 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$1,170	$7	$499,972	$—	$501,149
Short-term investments	—	—	35,020	—	35,020
Assets held for sale	—	—	146,467	—	146,467
Accounts receivable, net	—	—	1,517,503	—	1,517,503
Inventory	—	—	230,067	—	230,067
Deferred income taxes	—	—	118,230	—	118,230
Other current assets	50	5,242	188,146	—	193,438
Short-term intercompany note	—	880,820	—	(880,820)	—
Total current assets	1,220	886,069	2,735,405	(880,820)	2,741,874
Long-term investments	—	—	2,806	—	2,806
Property, plant and equipment, net	—	30,330	8,568,795	—	8,599,125
Goodwill	—	—	173,928	—	173,928
Intercompany receivables	136,360	—	1,286,522	(1,422,882)	—
Investment in unconsolidated affiliates	4,771,413	5,014,743	1,506,939	(11,234,844)	58,251
Other long-term assets	—	30,298	273,660	—	303,958
Total assets	$4,908,993	$5,961,440	$14,548,055	$(13,538,546)	$11,879,942

LIABILITIES AND EQUITY

Current liabilities:
Current debt	$—	$—	$6,190	$—	$6,190
Trade accounts payable	111	2	779,947	—	780,060
Accrued liabilities	263	64,390	663,351	—	728,004
Income taxes payable	—	—	53,221	—	53,221
Short-term intercompany note	—	—	880,820	(880,820)	—
Total current liabilities	374	64,392	2,383,529	(880,820)	1,567,475
Long-term debt	—	4,389,299	(40,440)	—	4,348,859
Other long-term liabilities	—	35,480	566,336	—	601,816
Deferred income taxes	—	(294,655)	737,658	—	443,003
Intercompany payable	—	1,422,882	—	(1,422,882)	—
Total liabilities	374	5,617,398	3,647,083	(2,303,702)	6,961,153
Subsidiary preferred stock	—	—	—	—	—
Shareholders’ equity	4,908,619	344,042	10,890,802	(11,234,844)	4,908,619
Noncontrolling interest	—	—	10,170	—	10,170
Total equity	4,908,619	344,042	10,900,972	(11,234,844)	4,918,789
Total liabilities and equity	$4,908,993	$5,961,440	$14,548,055	$(13,538,546)	$11,879,942

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,414,707	$—	$1,414,707
Earnings from unconsolidated affiliates	—	—	6,502	—	6,502
Earnings (losses) from consolidated affiliates	138,037	(46,440)	(78,438)	(13,159)	—
Investment income (loss)	—	5	3,291	(2,327)	969
Intercompany Interest income	—	2,439	—	(2,439)	—
Total revenues and other income	138,037	(43,996)	1,346,062	(17,925)	1,422,178
Costs and other deductions:
Direct costs	—	—	919,610	—	919,610
General and administrative expenses	2,719	358	124,200	(144)	127,133
Depreciation and amortization	—	612	280,407	—	281,019
Interest expense	—	52,264	(5,663)	—	46,601
Intercompany interest expense	—	—	2,439	(2,439)	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	11,684	—	(67,670)	144	(55,842)
Impairment and other charges	—	—	—	—	—
Other	—	—	—	—	—
Total costs and other deductions	14,403	53,234	1,253,323	(2,439)	1,318,521
Income from continuing operations before income tax	123,634	(97,230)	92,739	(15,486)	103,657
Income tax expense (benefit)	—	(18,792)	(1,913)	—	(20,705)
Income (loss) from continuing operations, net of tax	123,634	(78,438)	94,652	(15,486)	124,362
Income (loss) from discontinued operations, net of tax	—	—	(817)	—	(817)
Net income (loss)	123,634	(78,438)	93,835	(15,486)	123,545
Less: Net (income) loss attributable to noncontrolling interest	—	—	89	—	89
Net income (loss) attributable to Nabors	$123,634	$(78,438)	$93,924	$(15,486)	$123,634

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,589,618	$—	$1,589,618
Earnings from unconsolidated affiliates	—	—	(2,445)	—	(2,445)
Earnings (losses) from consolidated affiliates	52,583	(8,760)	(40,089)	(3,734)	—
Investment income (loss)	—	—	2,116	(1,136)	980
Intercompany Interest income	—	—	—	—	—
Total revenues and other income	52,583	(8,760)	1,549,200	(4,870)	1,588,153
Costs and other deductions:
Direct costs	—	—	1,061,739	—	1,061,739
General and administrative expenses	2,453	(319)	132,281	(149)	134,266
Depreciation and amortization	—	902	281,225	—	282,127
Interest expense	—	49,369	(4,559)	—	44,810
Intercompany interest expense	62	—	(62)	—	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	149	(223)	1,401	149	1,476
Impairment and other charges	—	—	—	—	—
Other	—	—	—	—	—
Total costs and other deductions	2,664	49,729	1,472,025	—	1,524,418
Income from continuing operations before income tax	49,919	(58,489)	77,175	(4,870)	63,735
Income tax expense (benefit)	—	(18,400)	32,408	—	14,008
Subsidiary preferred stock dividend	—	—	750	—	750
Income (loss) from continuing operations, net of tax	49,919	(40,089)	44,017	(4,870)	48,977
Income (loss) from discontinued operations, net of tax	—	—	1,515	—	1,515
Net income (loss)	49,919	(40,089)	45,532	(4,870)	50,492
Less: Net (income) loss attributable to noncontrolling interest	—	—	(573)	—	(573)
Net income (loss) attributable to Nabors	$49,919	$(40,089)	$44,959	$(4,870)	$49,919

Condensed Consolidating Statements of Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$123,634	$(78,438)	$93,924	$(15,486)	$123,634
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors:
Unrealized loss on translation adjustment	(68,539)	51	(68,488)	68,437	(68,539)
Less: reclassification adjustment for realized loss on translation adjustment	5,365	—	5,365	(5,365)	5,365
Translation adjustment attributable to Nabors	(63,174)	51	(63,123)	63,072	(63,174)
Unrealized gains/(losses) on marketable securities	153	—	153	(153)	153
Pension liability amortization and adjustment	276	276	552	(828)	276
Unrealized gains/(losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(62,592)	480	(62,265)	61,785	(62,592)
Income tax expense (benefit) related to items of other comprehensive income (loss)	162	162	264	(426)	162
Other comprehensive income (loss), net of tax	(62,754)	318	(62,529)	62,211	(62,754)
Comprehensive income (loss) attributable to Nabors	60,880	(78,120)	31,395	46,725	60,880
Net income (loss) attributable to noncontrolling interest	—	—	(89)	—	(89)
Translation adjustment to noncontrolling interest	—	—	(880)	—	(880)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(969)	—	(969)
Comprehensive income (loss)	$60,880	$(78,120)	$30,426	$46,725	$59,911

Condensed Consolidating Statements of Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$49,919	$(40,089)	$44,959	$(4,870)	$49,919
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(36,594)	(216)	(36,813)	37,029	(36,594)
Unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) on marketable securities	(19,208)	—	(19,208)	19,208	(19,208)
Less: reclassification adjustment for (gains) losses on marketable securities	—	—	—	—	—
Unrealized gains/(losses) on marketable securities	(19,208)	—	(19,208)	19,208	(19,208)
Pension liability amortization and adjustment	123	123	246	(369)	123
Unrealized gains/(losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(55,526)	60	(55,622)	55,562	(55,526)
Income tax expense (benefit) related to items of other comprehensive income (loss)	148	148	236	(384)	148
Other comprehensive income (loss), net of tax	(55,674)	(88)	(55,858)	55,946	(55,674)
Comprehensive income (loss) attributable to Nabors	(5,755)	(40,177)	(10,899)	51,076	(5,755)
Net income (loss) attributable to noncontrolling interest	—	—	573	—	573
Translation adjustment to noncontrolling interest	—	—	(481)	—	(481)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	92	—	92
Comprehensive income (loss)	$(5,755)	$(40,177)	$(10,807)	$51,076	$(5,663)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$10,404	$(101,784)	$386,877	$11,673	$307,170
Cash flows from investing activities:
Purchase of investments	—	—	1,710	—	1,710
Sales and maturities of investments	—	—	623	—	623
Cash paid for acquisition of businesses, net	—	—	—	—	—
Investment in unconsolidated affiliates	—	—	(445)	—	(445)
Proceeds from merger transaction	5,500	646,078	41,872	—	693,450
Capital expenditures	—	—	(364,234)	—	(364,234)
Proceeds from sales of assets and insurance claims	—	—	8,997	—	8,997
Other	—	—	—	—	—
Changes in intercompany balances	—	(11,668)	11,668	—	—
Net cash provided by (used for) investing activities	5,500	634,410	(299,809)	—	340,101
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(1,017)	—	(1,017)
Proceeds from (payments for) issuance of common shares	182	—	—	—	182
Dividends to shareholders	(19,797)	—	—	2,327	(17,470)
Proceeds from (payments for) commercial paper, net	—	(282,615)	—	—	(282,615)
Proceeds from issuance of intercompany debt	14,000	—	—	(14,000)	—
Reduction in revolving credit facilities	—	(250,000)	—	—	(250,000)
Proceeds from term loan	—	300,000	—	—	300,000
Payments on term loan	—	(300,000)	—	—	(300,000)
Other	(7,089)	—	2,540	—	(4,549)
Net cash (used for) provided by financing activities	(12,704)	(532,615)	1,523	(11,673)	(555,469)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,950)	—	(6,950)
Net increase (decrease) in cash and cash equivalents	3,200	11	81,641	—	84,852
Cash and cash equivalents, beginning of period	1,170	7	499,972	—	501,149
Cash and cash equivalents, end of period	$4,370	$18	$581,613	$—	$586,001

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(1,579)	$(83,877)	$514,731	$15,288	$444,563
Cash flows from investing activities:
Purchase of investments	—	—	(286)	—	(286)
Sales and maturities of investments	—	—	733	—	733
Cash paid for acquisition of businesses, net	—	—	(10,200)	—	(10,200)
Investment in unconsolidated affiliates	—	—	(1,255)	—	(1,255)
Capital expenditures	—	—	(396,465)	—	(396,465)
Proceeds from sales of assets and insurance claims	—	—	21,605	—	21,605
Changes in intercompany balances	—	176,446	(176,446)	—	—
Net cash provided by (used for) investing activities	—	176,446	(562,314)	—	(385,868)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(1,822)	—	(1,822)
Proceeds from (payments for) issuance of common shares	4,931	—	—	—	4,931
Dividends to shareholders	(13,029)	—	—	1,136	(11,893)
Proceeds from (payments for) commercial paper, net	—	(39,594)	—	—	(39,594)
Proceeds from revolving credit facilities	—	—	15,000	—	15,000
Reduction in revolving credit facilities	—	(60,000)	(7,500)	—	(67,500)
Proceeds from (payments for) issuance of parent common shares to affiliates	16,424	—	—	(16,424)	—
Other	(6,585)	—	(5,000)	—	(11,585)
Net cash (used for) provided by financing activities	1,741	(99,594)	678	(15,288)	(112,463)
Effect of exchange rate changes on cash and cash equivalents	—	—	(9,266)	—	(9,266)
Net increase (decrease) in cash and cash equivalents	162	(7,025)	(56,171)	—	(63,034)
Cash and cash equivalents, beginning of period	730	7,029	382,156	—	389,915
Cash and cash equivalents, end of period	$892	$4	$325,985	$—	$326,881

Note 16 Subsequent Events

On April 24, 2015, our Board of Directors declared a cash dividend of $0.06 per share to the holders of record of our common shares as of June 9, 2015 to be paid on June 30, 2015.

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

•               our ability to complete, and realize the expected benefits of, any strategic transactions;

•               the existence of operating risks inherent in the oilfield services industry;

•               the possibility of changes in tax and other laws and regulations;

•               the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business; and

•               general economic conditions including the capital and credit markets.

The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A. — Risk Factors in our 2014 Annual Report.

Management Overview

This section is intended to help you understand our results of operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform workover and drilling rigs in the United States and numerous international markets. The majority of our business for the three month period ended March 31, 2015 was conducted through two business lines:

Drilling & Rig Services

Our Drilling & Rig Services business line is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation, optimization software and directional drilling services. This business line consists of four operating segments: U.S., Canada, International and Rig Services.

Completion & Production Services

Our Completion & Production Services business line for a majority of the quarter was comprised of our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. This business line consists of two operating segments: Completion Services and Production Services. We merged this business line with C&J Energy on March 24, 2015. After giving effect to the merger we own 53% of the outstanding shares of CJES. From the date of consummation of the merger, we have accounted for our investment in CJES under the equity method of accounting.

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

The following table sets forth the 12-month daily average of oil and natural gas prices according to Bloomberg for the periods ended March 31, 2015 and 2014:

	March 31,
	2015	2014	Increase/(Decrease)
	(In dollars, except percentages)
Average Henry Hub natural gas spot price ($/thousand cubic feet)	$3.59	$5.16	$(1.57)	(30)%
Average West Texas intermediate crude oil spot price ($/barrel)	$80.79	$98.65	$(17.86)	(18)%

During the second half of 2014, the markets experienced a dramatic decline in oil prices which have remained depressed into the first quarter of 2015 due, at least in part, to an increase in global crude supply with stagnant demand. Oil prices reached a six-year low of $43.46 per barrel in March of 2015, down 60% from the peak oil prices of 2014. Natural gas prices have also experienced a recent decline in early 2015, although less severe than oil prices. Natural gas prices averaged $2.82 per mcf during the first quarter of 2015, down 35% from the proceeding 12-month daily average and still significantly below the 2008 average price of $8.89 for an extended period of time.

As a result of the reduced price of oil, we have experienced a decline in the demand for drilling and completion services as customers have begun reducing or curtailing their capital spending and drilling activities. The reduction in demand for drilling services, coupled with the increased supply of newly built high specification rigs in the drilling market, has led to a highly competitive market for all rigs. Accordingly, we have also experienced downward pricing pressure for our services.

Our operating results for 2015 are expected to decrease from levels realized during 2014 given our current expectation of the continuation of lower commodity prices and the related impact on drilling and dayrates. Due to the decline in oil prices and customers’ reduced drilling activity, we have experienced a decline in our dayrates as well as the average number of rigs operating, most notably in the lower 48 states. In our U.S. Drilling operating segment, our rig years have decreased from 212.5 years at December 31, 2014 to 167.6 years as of March 31, 2015. We expect utilization and rig counts to continue to decrease into the second quarter of 2015.  While we do not anticipate that our International operating segment will be immune from the impact of lower oil prices, the international markets tend to react slower than the North American markets, and while we have not experienced a deterioration in operating results in the International segment in the first quarter of 2015, we do expect a decline in both rig count and pricing throughout the remainder of 2015, particularly in the latter half of the year.

Financial Results

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended March 31, 2015 totaled $1.4 billion, representing a decrease of $166.0 million, or 10%, as compared to the three months ended March 31, 2014.  Adjusted income (loss) derived from operating activities and net income (loss) from continuing operations for the three months ended March 31, 2015 totaled $93.4 million and $124.4 million ( $0.43 per diluted share), respectively, representing a decrease of 14% and an increase of 154%, respectively, compared to the three months ended March 31, 2014.

During the three months ended March 31, 2015, operating results were negatively impacted by the depressed crude oil prices and the resulting impact on our customers’ spending programs and demand for our services, particularly in the U.S. and Canada drilling segments, along with the Completion & Production Services segments.  These decreases were partially offset by an improvement in operating results from our International operations, driven primarily by the recent deployment of new rigs.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2015	2014	Increase/(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$453,821	$510,476	$(56,655)	(11)%
Canada	57,840	111,621	(53,781)	(48)%
International	445,400	375,069	70,331	19%
Rig Services (2)	144,084	143,726	358	0%
Subtotal Drilling & Rig Services (3)	1,101,145	1,140,892	(39,747)	(3)%
Completion & Production Services:
Completion Services	208,123	227,899	(19,776)	(9)%
Production Services	158,512	275,400	(116,888)	(42)%
Subtotal Completion & Production Services (4)	366,635	503,299	(136,664)	(27)%

Other reconciling items (5)	(46,571)	(57,018)	10,447	(18)%
Total	$1,421,209	$1,587,173	$(165,964)	(10)%

	Three Months Ended
	March 31,
	2015	2014	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted EBITDA: (1) (6)

Drilling & Rig Services:
U.S.	$187,745	$187,637	$108	0%
Canada	18,468	40,119	(21,651)	(54)%
International	201,028	137,991	63,037	46%
Rig Services (2)	21,583	16,491	5,092	31%
Subtotal Drilling & Rig Services (3)	428,824	382,238	46,586	12%
Completion & Production Services:
Completion Services	(27,847)	(6,654)	(21,193)	(319)%
Production Services	23,043	60,056	(37,013)	(62)%
Subtotal Completion & Production Services (4)	(4,804)	53,402	(58,206)	(109)%

Other reconciling items (7)	(49,554)	(44,472)	(5,082)	(11)%
Total adjusted EBITDA	$374,466	$391,168	$(16,702)	(4)%

	Three Months Ended
	March 31,
	2015	2014	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted income (loss) derived from operating activities: (1) (8)

Drilling & Rig Services:
U.S.	$77,038	$72,494	$4,544	6%
Canada	6,358	26,160	(19,802)	(76)%
International	105,041	48,119	56,922	118%
Rig Services (2)	12,873	8,728	4,145	47%
Subtotal Drilling & Rig Services (3)	201,310	155,501	45,809	29%
Completion & Production Services:
Completion Services	(55,243)	(33,635)	(21,608)	(64)%
Production Services	(3,296)	30,591	(33,887)	(111)%
Subtotal Completion & Production Services (4)	(58,539)	(3,044)	(55,495)	(1823)%

Other reconciling items (7)	(49,324)	(43,416)	(5,908)	(14)%
Total adjusted income (loss) derived from operating activities	$93,447	$109,041	$(15,594)	(14)%

	Three Months Ended
	March 31,
	2015	2014	Increase/(Decrease)
	(In thousands, except percentages)

Total adjusted EBITDA	$374,466	$391,168	$(16,702)	(4)%
Depreciation and amortization	(281,019)	(282,127)	1,108	(0)%
Total adjusted income (loss) derived from operating activities (8)	93,447	109,041	(15,594)	(14)%
Interest expense	(46,601)	(44,810)	(1,791)	4%
Investment income (loss)	969	980	(11)	(1)%
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	55,842	(1,476)	57,318	3883%
Income (loss) from continuing operations before income taxes	103,657	63,735	39,922	63%
Income tax expense (benefit)	(20,705)	14,008	(34,713)	(248)%
Subsidiary preferred stock dividend	—	750	(750)	(100)%
Income (loss) from continuing operations, net of tax	124,362	48,977	75,385	154%
Income (loss) from discontinued operations, net of tax	(817)	1,515	(2,332)	(154)%
Net income (loss)	123,545	50,492	73,053	145%
Less: Net (income) loss attributable to noncontrolling interest	89	(573)	662	116%
Net income (loss) attributable to Nabors	$123,634	$49,919	$73,715	148%

Diluted earnings (losses) per share:
From continuing operations	$0.43	$0.16	$0.27	169%
From discontinued operations	(0.01)	—	(0.01)	(100)%
Total diluted	$0.42	$0.16	$0.26	163%

	Three Months Ended
	March 31,
	2015	2014	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Rig activity:
Rig years: (9)
U.S.	167.6	206.6	(39.0)	(19)%
Canada	25.6	43.8	(18.2)	(42)%
International (10)	130.1	129.8	0.3	0%
Total rig years	323.3	380.2	(56.9)	(15)%
Rig hours: (11)
U.S. Production Services	129,652	209,982	(80,330)	(38)%
Canada Production Services	23,947	41,540	(17,593)	(42)%
Total rig hours	153,599	251,522	(97,923)	(39)%

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

(3)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $6.2 million and ($2.5) million for the three months ended March 31, 2015 and 2014, respectively.

(4)         Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.3 million and $0.1 million for each of the three months ended March 31, 2015 and 2014.

(5)         Represents the elimination of inter-segment transactions.

(6)         Adjusted EBITDA is computed by subtracting the sum of direct costs and general and administrative expenses from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. Adjusted EBITDA is a non-GAAP measure and should not be used in isolation as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted EBITDA and adjusted income (loss) derived from operating activities, because we believe that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(7)  Represents elimination of inter-segment transactions, unallocated corporate expenses and earnings (losses), net from unconsolidated affiliates related to our investment in CJES.

(8)  Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. Adjusted income (loss) derived from operating activities is a non-GAAP measure and should not be used in isolation as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted EBITDA and adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(9)         Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(10)        Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years during each of the three months ended March 31, 2015 and 2014.

(11)  Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter.

Segment Results of Operations

Drilling & Rig Services

Our Drilling & Rig Services business line is comprised of four operating segments: U.S., Canada, International and Rig Services. For a description of this business line, see Management Overview. The following table presents our revenues, adjusted income and rig years by operating segment, as applicable, for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Revenues	$453,821	$510,476	$(56,655)	(11)%
Adjusted EBITDA	$187,745	$187,637	$108	0%
Adjusted income	$77,038	$72,494	$4,544	6%

Rig years	167.6	206.6	(39.0)	(19)%

Canada
Revenues	$57,840	$111,621	$(53,781)	(48)%
Adjusted EBITDA	$18,468	$40,119	$(21,651)	(54)%
Adjusted income	$6,358	$26,160	$(19,802)	(76)%

Rig years	25.6	43.8	(18.2)	(42)%

International
Revenues	$445,400	$375,069	$70,331	19%
Adjusted EBITDA	$201,028	$137,991	$63,037	46%
Adjusted income	$105,041	$48,119	$56,922	118%

Rig years	130.1	129.8	0.3	0%

Rig Services
Revenues	$144,084	$143,726	$358	0%
Adjusted EBITDA	$21,583	$16,491	$5,092	31%
Adjusted income	$12,873	$8,728	$4,145	47%

U.S.

Our U.S. drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating revenue decreased during the three months ended March 31, 2015 compared to the corresponding 2014 period primarily due to a decline in drilling activity in the lower 48 states, reflected by a 19% drop in rig years in the first quarter of 2015 compared to 2014, driven by lower oil prices beginning in the fourth quarter of 2014 and diminished demand as customers released rigs and delayed drilling projects in response to the significant drop in oil prices. The declines in the lower 48 states was partially offset by increased activity in Alaska with the usual seasonal peak in the first quarter.  Adjusted EBITDA and adjusted income increased slightly during the period despite a significant decline in revenue primarily due to effective cost reduction efforts, combined with a slight improvement in average margins as lower margin rigs have been disproportionately impacted by the drop in utilization.

Canada

Operating results decreased during the three months ended March 31, 2015 compared to the corresponding 2014 period primarily due to a decline in drilling rig activity and dayrates, the direct result of lower industry activity and pricing pressure from customers resulting from the decline in oil and gas prices. The Canadian dollar weakened approximately 10% against the U.S. dollar year-over-year. This negatively impacted margins, as both revenues and expenses are denominated in Canadian dollars.

International

Operating results increased during the three months ended March 31, 2015 compared to the corresponding 2014 period primarily as a result of increases in rig counts and margins in Saudi Arabia, Australia and Kazakhstan.  Furthermore, our International operations benefitted from the incremental margins associated with deployments of several newly constructed rigs throughout 2014.

Rig Services

Operating results increased during the three months ended March 31, 2015 compared to the corresponding 2014 period primarily as a result of an increase in top drives and catwalk sales, both in units and margins. These increases were partially offset by the continued decline in financial results in our directional drilling businesses due to intense competition.

Completion & Production Services

Our Completion & Production Services business line is comprised of two operating segments: Completion Services and Production Services. For a description of this business line, see Management Overview. The following table presents our revenues, adjusted income and rig hours by operating segment, as applicable, for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Completion Services
Revenues	$208,123	$227,899	$(19,776)	(9)%
Adjusted EBITDA	$(27,847)	$(6,654)	$(21,193)	(319)%
Adjusted income	$(55,243)	$(33,635)	$(21,608)	(64)%

Production Services
Revenues	$158,512	$275,400	$(116,888)	(42)%
Adjusted EBITDA	$23,043	$60,056	$(37,013)	(62)%
Adjusted income	$(3,296)	$30,591	$(33,887)	(111)%

Rig hours:
U.S.	129,652	209,982	(80,330)	(38)%
Canada	23,947	41,540	(17,593)	(42)%

Completion Services

Operating results decreased during the three months ended March 31, 2015 compared to the corresponding 2014 period, primarily due to sharp declines in utilization due to a decrease in activity, as well as downward pricing pressure across all regions.

Production Services

Operating results decreased during the three months ended March 31, 2015 compared to the corresponding 2014 period, primarily due to reduced activity levels driven by lower customer demand stemming from lower oil prices.

OTHER FINANCIAL INFORMATION

	Three Months Ended
	March 31,
	2015	2014	Increase/(Decrease)
	(In thousands, except percentages)

General and administrative expenses	$127,133	$134,266	$(7,133)	(5)%
As a percentage of operating revenue	9.0%	8.4%	0.6%	7%

Depreciation and amortization	281,019	282,127	(1,108)	(0)%
Interest expense	46,601	44,810	1,791	4%
Investment income	969	980	(11)	(1)%
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	(55,842)	1,476	(57,318)	n/m (1)

(1)         Number is so large that it is not meaningful.

General and administrative expenses

General and administrative expenses decreased during the three months ended March 31, 2015 as compared to the corresponding 2014 period, primarily as a result of a reduction in workforce and general cost reduction efforts across all business units. As a percentage of operating revenues, general and administrative expenses are comparable between periods.

Depreciation and amortization

Depreciation and amortization expense decreased slightly during the three months ended March 31, 2015 compared to the corresponding 2014 period, primarily as a result of the impairment and retirement of rigs and rig components during the fourth quarter of 2014, which more than offset the incremental depreciation attributed to newly constructed rigs, rig upgrades and other capital expenditures made during 2014.

Interest expense

Interest expense increased slightly during the three months ended March 31, 2015 compared to the corresponding 2014 period.  Throughout the majority of the quarter, our average outstanding debt balances were higher than those in the corresponding period in the prior year, primarily due to the $300.0 million term loan secured during the quarter, which resulted in an increase in interest expense.  On March 27, 2015, we repaid the term loan according to the terms of the agreement using the proceeds received in connection with the merger with C&J Energy.

Investment income

Investment income for the each of the three months ended March 31, 2015 and 2014 included realized gains of $1.0 million attributable to interest and dividend income.

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended March 31, 2015 was a net gain of $55.8 million, which included a net gain of $52.6 million related to the merger with C&J Energy, decreases to our litigation reserves of $4.1 million and foreign currency exchange gains of approximately $2.3 million.  These gains were partially offset by net losses on sales and disposals of assets of approximately $3.5 million.

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

Income tax rate

	Three Months Ended
	March 31,
	2015	2014	Increase/(Decrease)

Effective income tax rate from continuing operations	(20)%	22%	(42)%	(191)%

The change in our worldwide effective tax rate during the three months ended March 31, 2015 compared to the corresponding 2014 period is primarily attributable to the change in geographic mix of pre-tax earnings. Losses were generated in high tax jurisdictions while income was generated in low to zero tax jurisdictions, resulting in an income tax benefit on pre-tax income and a negative effective tax rate for the period.

Assets Held-for-Sale

Assets held for sale of $134.7 million and $146.5 as of March 31, 2015 and December 31, 2014, respectively, consisted solely of our oil and gas holdings in the Horn River basin in western Canada.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. At March 31, 2015, our undiscounted contractual commitments for these contracts approximated $65.3 million, and we had liabilities of $25.9 million, $8.4 million of which were classified as current and are included in accrued liabilities.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended
	March 31,
	2015	2014	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues

Oil and Gas	$1,450	$5,057	$(3,607)	(71)%

Income (loss) from discontinued operations, net of tax
Oil and Gas	$(817)	$1,515	$(2,332)	(154)%

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2015 and 2014 below.

Operating Activities. Net cash provided by operating activities totaled $307.2 million during the three months ended March 31, 2015, compared to $444.6 million during the corresponding 2014 period. Operating cash flows are our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates.  Net income (loss) adjusted for non-cash components was approximately $293.7 million and $347.5 million during the three months ended March 31, 2015 and 2014, respectively.  Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements, along with payments of operating payables can be significant factors affecting operating cash flows.  Changes in working capital items provided $13.5 million and $97.0 million in cash during the three months ended March 31, 2015 and 2014, respectively.

Investing Activities. Net cash provided by investing activities totaled $340.1 million during the three months ended March 31, 2015 compared to net cash used of $385.9 million during the corresponding 2014 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2015 and 2014, we used cash for capital expenditures totaling $364.2 million and $396.5 million, respectively.  During the three months ended March 31, 2015, we received proceeds related to the merger with C&J Energy of $693.5 million.

Financing Activities. Net cash used for financing activities totaled $555.5 million during the three months ended March 31, 2015 compared to $112.5 million during the corresponding 2014 period. This was primarily due to the repayment of $532.6 million on amounts borrowed under our commercial paper program and revolving credit facility, using a portion of the cash consideration received in connection with the merger with C&J Energy.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $0.7 - $0.9 billion.  Purchase commitments outstanding at March 31, 2015 totaled approximately $450.2 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities.  The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, upgrades to our offshore rigs, completion and production services equipment and well-servicing equipment, and additions to the technology assets that we own and operate.  We can reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. In light of the recent decline in crude oil prices, we have already undertaken many cost cutting initiatives in an effort to minimize the negative impact to our business. We have undertaken efforts to reduce capital expenditures, operating costs and administrative expenses. Since the last downturn in 2009, we have strengthened our financial flexibility by streamlining operations, shedding non-core businesses and reducing net debt and interest expense.

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

There have been no significant changes to our contractual cash obligations table that was included in our 2014 Annual Report.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and commercial paper program and cash generated from operations. As of March 31, 2015, we had cash and short-term investments of $621.2 million and working capital of $1.0 billion. As of December 31, 2014, we had cash and short-term investments of $536.2 million and working capital of $1.2 billion. At March 31, 2015, we had $1.3 billion of availability remaining under our $1.725 billion revolving credit facility and commercial paper program.

In February 2015, we exercised the accordian feature under our revolving credit facility to increase the borrowing capacity by $225.0 million to $1.725 billion. In addition, Nabors Industries, Inc., our wholly owned subsidiary, entered into a new unsecured term loan facility for $300.0 million with a three-year maturity, which is fully and unconditionally guaranteed by us. Under the new term loan facility, we were required to prepay the loan upon the closing of the merger with C&J Energy, or if we otherwise dispose of assets, issue term debt, or issue equity with net proceeds of more than $70.0 million, subject to certain exceptions. The term loan agreement contained customary representations and warranties, covenants, and events of default for loan facilities of this type.  On March 27, 2015, we repaid the

$300.0 million term loan and the facility was terminated according to the terms of the agreement using a portion of the cash consideration received in connection with the merger with C&J Energy.

We had 11 letter-of-credit facilities with various banks as of March 31, 2015. Availability under these facilities as of March 31, 2015 was as follows:

(In thousands)
Credit available	$650,204
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	185,147
Remaining availability	$465,057

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

Our gross debt to capital ratio was 0.44:1 as of March 31, 2015 and 0.47:1 as of December 31, 2014. Our net debt to capital ratio was 0.39:1 as of March 31, 2015 and 0.44:1 as of December 31, 2014. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 9.6:1 as of March 31, 2015 and 9.8:1 as of December 31, 2014. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) adjusted EBITDA divided by (y) interest expense.  The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2015	2016	2017	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$128,843	$73,528	$19	$1	$202,391

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2014 Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. We have investments in certain unconsolidated entities that we do not control or manage. Because we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures are not effective due to the material weakness described in “Management’s Report on Internal Control Over Financial Reporting.”

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

As previously disclosed in Item 9A in our 2014 Annual Report, we previously identified a material weakness in internal controls over financial reporting related to the accounting for and disclosures related to a non-routine complex legal entity restructuring.

As noted below, we are in the process of remediating the identified material weakness, however we are unable to conclude that the material weakness has been remediated as of March 31, 2015 because many of the remedial actions we have taken are recent and therefore an insufficient amount of time has passed for us to verify that the related controls impacted by the remediation measures are operating effectively.

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

Changes in Internal Control over Financial Reporting

There have been changes to the Company’s internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during the most recently completed fiscal quarter ended March 31, 2015 in connection with the remediation plan described above. Refer to the section “Remedial Actions” for remediation efforts enacted during the period.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 10 — Commitments and Contingencies.

ITEM 1A.  RISK FACTORS

Our business, financial condition or results of operations could be materially adversely affected by the risk factor discussed below. In addition to the information set forth elsewhere in this report, the risk factors set forth in Item 1A. Risk Factors in our 2014 Annual Report should be carefully considered when evaluating us.  These risks are not the only ones we face.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

Our investment in CJES may lose significant value due to a decline in equity prices and other market-related risks.

We account for our investment in CJES using the equity method of accounting.  At March 31, 2015, our investment was recorded at $676.2 million and consists entirely of our ownership of 53% of the outstanding common shares of CJES.  Under the equity method of accounting we would generally increase or decrease the value of our investment based on our allocable share of the net income (loss) of CJES.  However, CJES’ common shares are publicly traded on the NYSE, and a sustained decrease in the market price of these shares could result in future impairment of our investment.  CJES and its common shares are subject to a wide variety of market risks the realization of any of which could cause a decrease in the trading price of those common shares, which in turn could cause us to recognize an impairment of our investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2015 from the distributions described below.  These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

Period (In thousands, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31, 2015	22	$11.18	—	—
February 1 - February 31, 2015	245	$13.41	—	—
March 1 - March 31, 2015	286	$12.43	—	—

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Restrepo
William Restrepo
Chief Financial Officer

Date:	May 4, 2015

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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