Form 10-Q
period 2015-06-30
NABORS INDUSTRIES LTD
filed 2015-08-05
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of August 3, 2015 was 330,626,259.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except per share amounts)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$436,675	$501,149
Short-term investments	33,222	35,020
Assets held for sale	136,677	146,467
Accounts receivable, net	908,563	1,517,503
Inventory	183,775	230,067
Deferred income taxes	—	118,230
Other current assets	270,243	193,438
Total current assets	1,969,155	2,741,874
Long-term investments and other receivables	2,617	2,806
Property, plant and equipment, net	7,405,441	8,599,125
Goodwill	139,756	173,928
Investment in unconsolidated affiliates	676,234	58,251
Other long-term assets	324,080	303,958
Total assets	$10,517,283	$11,879,942

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$66,359	$6,190
Trade accounts payable	363,058	780,060
Accrued liabilities	773,287	728,004
Income taxes payable	20,049	53,221
Total current liabilities	1,222,753	1,567,475
Long-term debt	3,691,357	4,348,859
Other long-term liabilities	626,511	601,816
Deferred income taxes	37,287	443,003
Total liabilities	5,577,908	6,961,153

Commitments and contingencies (Note 11)

Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 330,643 and 328,196, respectively	331	328
Capital in excess of par value	2,476,132	2,452,261
Accumulated other comprehensive income	25,156	77,522
Retained earnings	3,625,005	3,573,172
Less: treasury shares, at cost, 38,788 common shares	(1,194,664)	(1,194,664)
Total shareholders’ equity	4,931,960	4,908,619
Noncontrolling interest	7,415	10,170
Total equity	4,939,375	4,918,789
Total liabilities and equity	$10,517,283	$11,879,942

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014

Revenues and other income:
Operating revenues	$863,305	$1,616,981	$2,278,012	$3,206,599
Earnings (losses) from unconsolidated affiliates	(1,116)	(576)	5,386	(3,021)
Investment income (loss)	1,181	7,066	2,150	8,046
Total revenues and other income	863,370	1,623,471	2,285,548	3,211,624

Costs and other deductions:
Direct costs	488,522	1,066,495	1,408,132	2,128,234
General and administrative expenses	86,290	133,630	213,423	267,896
Depreciation and amortization	218,196	282,820	499,215	564,947
Interest expense	44,469	46,303	91,070	91,113
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	1,338	16,504	(54,504)	17,980
Total costs and other deductions	838,815	1,545,752	2,157,336	3,070,170
Income (loss) from continuing operations before income tax	24,555	77,719	128,212	141,454
Income tax expense (benefit):
Current	(14,402)	7,577	32,947	21,235
Deferred	80,847	3,179	12,793	3,529
Total income tax expense (benefit)	66,445	10,756	45,740	24,764
Subsidiary preferred stock dividend	—	1,234	—	1,984
Income (loss) from continuing operations, net of tax	(41,890)	65,729	82,472	114,706
Income (loss) from discontinued operations, net of tax	5,025	(1,032)	4,208	483
Net income (loss)	(36,865)	64,697	86,680	115,189
Less: Net (income) loss attributable to noncontrolling interest	44	(253)	133	(826)
Net income (loss) attributable to Nabors	$(36,821)	$64,444	$86,813	$114,363

Earnings (losses) per share:
Basic from continuing operations	$(0.14)	$0.21	$0.28	$0.37
Basic from discontinued operations	0.01	—	0.02	—
Total Basic	$(0.13)	$0.21	$0.30	$0.37

Diluted from continuing operations	$(0.14)	$0.21	$0.28	$0.37
Diluted from discontinued operations	0.01	—	0.02	—
Total Diluted	$(0.13)	$0.21	$0.30	$0.37

Weighted-average number of common shares outstanding:
Basic	286,085	297,984	285,723	297,097
Diluted	286,085	300,981	286,701	300,016

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Net income (loss) attributable to Nabors	$(36,821)	$64,444	$86,813	$114,363
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors
Unrealized gain (loss) on translation adjustment	12,273	32,255	(56,266)	(4,339)
Less: reclassification adjustment for realized loss on translation adjustment	—	—	5,365	—
Translation adjustment attributable to Nabors	12,273	32,255	(50,901)	(4,339)
Unrealized gains (losses) on marketable securities
Unrealized gains (losses) on marketable securities	(2,153)	(325)	(2,000)	(19,533)
Less: reclassification adjustment for (gains) losses on marketable securities	—	(4,903)	—	(4,903)
Unrealized gains (losses) on marketable securities	(2,153)	(5,228)	(2,000)	(24,436)
Pension liability amortization and adjustment	276	123	552	246
Unrealized gains (losses) and amortization of cash flow hedges	153	153	306	306
Other comprehensive income (loss), before tax	10,549	27,303	(52,043)	(28,223)
Income tax expense (benefit) related to items of other comprehensive income (loss)	161	(784)	323	(636)
Other comprehensive income (loss), net of tax	10,388	28,087	(52,366)	(27,587)
Comprehensive income (loss) attributable to Nabors	(26,433)	92,531	34,447	86,776
Net income (loss) attributable to noncontrolling interest	(44)	253	(133)	826
Translation adjustment attributable to noncontrolling interest	162	379	(718)	(102)
Comprehensive income (loss) attributable to noncontrolling interest	118	632	(851)	724
Comprehensive income (loss)	$(26,315)	$93,163	$33,596	$87,500

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$86,680	$115,189
Adjustments to net income (loss):
Depreciation and amortization	501,085	566,458
Deferred income tax expense (benefit)	5,039	3,172
Losses (gains) on long-lived assets, net	2,725	15,041
Losses (gains) on investments, net	—	(5,062)
Share-based compensation	30,102	19,301
Foreign currency transaction losses (gains), net	(548)	1,044
Gain on merger transaction	(52,574)	—
Gain on acquisitions	(2,308)	—
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	3,809	3,021
Other	4,815	3,355
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	449,062	(48,089)
Inventory	7,763	(6,623)
Other current assets	148,563	(31,780)
Other long-term assets	255,845	10,868
Trade accounts payable and accrued liabilities	(633,640)	57,418
Income taxes payable	(29,212)	(63,070)
Other long-term liabilities	(259,802)	205,794
Net cash provided by operating activities	517,404	846,037
Cash flows from investing activities:
Purchases of investments	(8)	(266)
Sales and maturities of investments	745	23,238
Cash paid for acquisition of businesses, net of cash acquired	(57,909)	(10,200)
Investment in unconsolidated affiliates	(445)	(1,612)
Proceeds from merger transaction	660,050	—
Capital expenditures	(566,672)	(862,680)
Proceeds from sales of assets and insurance claims	24,790	69,343
Other	1,809	(761)
Net cash provided by (used for) investing activities	62,360	(782,938)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	310	(3,383)
Proceeds from (payments for) issuance of common shares	1,198	29,047
Dividends to shareholders	(34,980)	(23,792)
Proceeds from short-term borrowings	60,169	—
Proceeds from (payment for) commercial paper, net	(208,467)	111,228
Proceeds from revolving credit facilities	—	15,000
Reduction in revolving credit facilities	(450,000)	(75,000)
Proceeds from term loan facility	300,000	—
Payments on term loan facility	(300,000)	—
Purchase of preferred stock	—	(70,875)
Reduction in short-term debt	—	(10,000)
Other	(7,426)	(7,303)
Net cash used for financing activities	(639,196)	(35,078)
Effect of exchange rate changes on cash and cash equivalents	(5,042)	(6,978)
Net increase (decrease) in cash and cash equivalents	(64,474)	21,043
Cash and cash equivalents, beginning of period	501,149	389,915
Cash and cash equivalents, end of period	$436,675	$410,958

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2013	323,711	$324	$2,392,585	$216,140	$4,304,664	$(944,627)	$12,091	$5,981,177
Net income (loss)					114,363		826	115,189
Dividends to shareholders					(23,792)			(23,792)
Redemption of subsidiary preferred stock					(1,688)			(1,688)
Other comprehensive income (loss), net of tax				(27,587)			(102)	(27,689)
Issuance of common shares for stock options exercised	2,911	3	29,045					29,048
Share-based compensation			19,301					19,301
Other	1,512	1	(7,305)	(1)			(2,319)	(9,624)
As of June 30, 2014	328,134	$328	$2,433,626	$188,552	$4,393,547	$(944,627)	$10,496	$6,081,922

As of December 31, 2014	328,196	$328	$2,452,261	$77,522	$3,573,172	$(1,194,664)	$10,170	$4,918,789
Net income (loss)					86,813		(133)	86,680
Dividends to shareholders					(34,980)			(34,980)
Other comprehensive income (loss), net of tax				(52,366)			(718)	(53,084)
Issuance of common shares for stock options exercised	130		1,198					1,198
Share-based compensation			30,102					30,102
Other	2,317	3	(7,429)				(1,904)	(9,330)
As of June 30, 2015	330,643	$331	$2,476,132	$25,156	$3,625,005	$(1,194,664)	$7,415	$4,939,375

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

As a global provider of services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of June 30, 2015 includes:

•                  469 actively marketed rigs for land-based drilling operations in the United States, Canada and over 20 other countries throughout the world; and

•                  42 actively marketed rigs for offshore drilling operations in the United States and numerous international markets.

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

The majority of our business is conducted through our Drilling & Rig Services business line, which is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation, optimization software and directional drilling services. This business line consists of four operating segments: U.S., Canada, International and Rig Services.

On March 24, 2015, we completed the previously announced merger (the “Merger”) of our Completion & Production Services business line with C&J Energy Services, Inc. (“C&J Energy”). As a result of the Merger and related transactions, our wholly-owned interest in our Completion & Production Service business line was exchanged for cash and an equity interest in the combined entity, C&J Energy Services Ltd. (“CJES”), and is now accounted for as an unconsolidated affiliate as of the acquisition date. See further discussion in Note 3 — Investments in Unconsolidated Affiliates. Prior to the Merger, this business line was comprised of our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management.

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia Company Limited (“Nabors Arabia”), our joint venture in Saudi Arabia, making it a wholly owned subsidiary. As a result of the acquisition, we consolidated the assets and liabilities of Nabors Arabia on May 24, 2015 based on their respective fair values. We have also consolidated the operating results of Nabors Arabia as of the acquisition date. See further discussion in Note 4 — Acquisitions.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), our wholly owned subsidiary.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements of Nabors have been prepared in conformity with the generally accepted accounting principles in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”). In management’s opinion, the unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2015 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015.

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). The investments in these entities are included in investment in unconsolidated affiliates in our consolidated balance sheets. We record our share of the net income (loss) of our equity method investment in CJES on a one-quarter lag, as we are not able to obtain the financial information on a timely basis. See Note 3 — Investments in Unconsolidated Affiliates.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Raw materials	$138,923	$133,797
Work-in-progress	37,791	39,617
Finished goods	7,061	56,653
	$183,775	$230,067

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

Based on our annual review during the second quarter of 2015, we did not record a goodwill impairment. However, a prolonged period of lower natural gas or oil prices could continue to adversely affect demand for our services and lead to goodwill impairment charges in the future.

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

In April 2015, the FASB issued an ASU relating to the presentation of debt issuance costs on the balance sheet. This standard amends existing guidance to require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. This guidance is effective for fiscal years beginning after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In May 2014, the FASB issued an ASU relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently evaluating the impact this will have on our consolidated financial statements.

Note 3 Investments in Unconsolidated Affiliates

On March 24, 2015, we completed the previously announced Merger of our Completion & Production Services business line with C&J Energy. We received total consideration comprised of approximately $693.5 million in cash and approximately 62.5 million common shares in the combined company, CJES, representing approximately 53% of the outstanding and issued common shares of CJES. Because we have significant influence over CJES, but not a controlling financial interest, we account for our investment in CJES under the equity method of accounting.

Our consolidated statement of income (loss) for the six months ended June 30, 2015 consolidates the operating results of our Completion & Production Services business line through the closing date of the Merger. As a result of the Merger, we no longer consolidate the operating results of our Completion & Production Services business line and CJES became an unconsolidated affiliate. Therefore, subsequent to the closing date of the Merger, our share of the net income (loss) of our equity method investment is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). Our policy is to record our share of the net income (loss) of CJES on a one-quarter lag as we are not able to obtain the financial information of CJES on a timely basis. Accordingly, the equity in earnings from CJES, which is reflected in earnings (losses) from unconsolidated affiliates in our consolidated statement of income (loss) for the three months ended June 30, 2015 includes our share of the net income (loss) of CJES for the eight-day period from the closing date of the Merger until March 31, 2015.

We recorded our investment in the equity of CJES in the Investment in unconsolidated affiliates line in our consolidated balance sheet, with an initial valuation of approximately $676.2 million, based on the fair value of shares received on the closing date of the Merger. As of March 31, 2015, the fair market value of our investment in CJES was approximately $696.1 million, based on its available quoted market prices, which exceeds its carrying value of $675.3 million. Additionally, we recognized an estimated gross gain of $102.2 million in connection with the Merger based on the difference between the consideration received and the carrying value of the assets and liabilities of our Completion & Production Services business line. This gain was partially offset by $49.6 million in transaction costs related to the Merger. The Merger is subject to customary post-closing adjustments which may impact the ultimate amount of gain recognized on the transaction.

Note 4 Acquisitions

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia, our joint venture in Saudi Arabia, making it a wholly owned subsidiary. Previously, we held a 51% equity interest with a carrying value of $44.7 million that we had accounted for as an equity method investment. The acquisition of the remaining interest allows us to strategically align our future growth in this market by providing additional flexibility to invest capital and pursue future investment opportunities. As a result of the acquisition, we consolidated the assets and liabilities of Nabors Arabia on May 24, 2015 based on their respective fair values. We have also consolidated the operating results of Nabors Arabia as of the acquisition date and reported those results in our International drilling segment. The excess of the estimated fair value of the assets and liabilities over the net carrying value of our previously held equity interest resulted in a gain of $2.3 million and was reflected in losses (gains) on sales and disposals of long-lived assets and other expense (income) in the consolidated statements of income.

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

Estimated Fair
(In thousands)	Value

Assets:
Cash	$48,058
Accounts receivable	153,819
Other current assets	244,869
Property, plant and equipment, net	93,000
Intangible assets	12,400
Goodwill	58,663
Other long-term assets	287,138
Total assets	897,947
Liabilities:
Accounts payable	$206,599
Accrued liabilities	236,700
Income taxes payable	8,500
Other long-term liabilities	293,167
Total liabilities	744,966
Net assets acquired	$152,981

The following unaudited supplemental pro forma results present consolidated information as if the acquisition had been completed as of January 1, 2014. The unaudited supplemental pro forma results should not be considered indicative of the results that would have occurred if the acquisition had been consummated as of January 1, 2014; nor are they indicative of future results.

	Six Months Ended
	June 30,
(In thousands, except per share amounts)	2015	2014

Total revenues and other income	$2,456,115	$3,360,645
Income (loss) from continuing operations, net of tax	75,292	115,844
Income (loss) from continuing operations per share - basic	$0.26	$0.38
Income (loss) from continuing operations per share - diluted	$0.26	$0.37

Note 5 Cash and Cash Equivalents and Short-term Investments

Certain information related to our cash and cash equivalents and short-term investments follows:

	June 30, 2015			December 31, 2014
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$436,675	$—	$—	$501,149	$—	$—
Short-term investments:
Available-for-sale equity securities	33,205	12,851	—	35,002	14,648	—
Available-for-sale debt securities:
Mortgage-CMO debt securities	17	—	—	18	—	(1)
Total short-term investments	33,222	12,851	—	35,020	14,648	(1)
Total cash, cash equivalents and short-term investments	$469,897	$12,851	$—	$536,169	$14,648	$(1)

Certain information regarding our debt and equity securities is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Available-for-sale
Proceeds from sales and maturities	$—	$22,178	$—	$22,313
Realized gains (losses), net	$—	$4,903	$—	$4,903

Note 6 Fair Value Measurements

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2015. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three and six months ended June 30, 2015, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities (energy industry)	$33,205	$—	$—	$33,205
Available-for-sale debt securities:
Mortgage-CMO debt securities	—	17	—	17
Total short-term investments	$33,205	$17	$—	$33,222

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily to assets held-for-sale, goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and our pipeline contractual commitment.

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with GAAP. The fair value of our long-term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
2.35% senior notes due September 2016	$349,921	$351,964	$349,887	$346,980
6.15% senior notes due February 2018	931,307	1,007,645	930,693	991,920
9.25% senior notes due January 2019	339,607	411,852	339,607	403,531
5.00% senior notes due September 2020	698,406	727,181	698,253	687,953
4.625% senior notes due September 2021	698,508	699,923	698,388	661,619
5.10% senior notes due September 2023	348,957	350,091	348,893	332,759
Revolving credit facility	—	—	450,000	450,000
Commercial paper	324,652	324,652	533,119	533,119
Other	66,358	66,358	6,209	6,209
Total	$3,757,716	$3,939,666	$4,355,049	$4,414,090

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 7 Share-Based Compensation

We have several share-based employee and director compensation plans, which are more fully described in Note 9 — Share-Based Compensation in our 2014 Annual Report. Total share-based compensation expense, which includes stock options and restricted stock, totaled $16.4 million and $8.6 million for the three months ended June 30, 2015 and 2014, respectively, and $30.1 million and $19.3 million for the six months ended June 30, 2015 and 2014, respectively. Share-based compensation expense has been allocated to our various operating segments. See Note 15 — Segment Information.

Stock Options

The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $0.8 million and $46.9 million, respectively. The total fair value of stock options that vested during the six months ended June 30, 2015 and 2014 was $1.6 million and $1.5 million, respectively.

Restricted Stock

During the six months ended June 30, 2015 and 2014, we awarded 2,535,503 and 1,143,002 shares of restricted stock, respectively, vesting over periods of up to four years, to our employees and directors. These awards had an aggregate value at their date of grant of $34.7 million and $26.1 million, respectively. The fair value of restricted stock that vested during the six months ended June 30, 2015 and 2014 was $13.2 million and $18.3 million, respectively. The fair value of these awards is based on the closing price of Nabors stock on the date the awards are granted.

Restricted Stock Based on Performance

During the six months ended June 30, 2015 and 2014, we awarded 438,307 and 362,311 shares of restricted stock, respectively, vesting over a period of three years to some of our executives. The performance awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the number of performance goals achieved during fiscal years 2014 and 2013, respectively.

Until shares are vested, our performance awards based on performance conditions are liability-classified awards. Our accrued liabilities included $1.1 million for such awards at June 30, 2015 for the performance period beginning January 1, 2015 through December 31, 2015. The fair value of these awards that vested during the six months ended June 30, 2015 was $3.7 million. The fair value of these awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Stock Based on Market Conditions

During the six months ended June 30, 2015 and 2014, we awarded 544,925 and 395,550 shares of restricted stock, respectively, which will vest based on our performance compared to our peer group over a three-year period. These awards had an aggregate value at their date of grant of $4.7 million and $4.5 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Three Months Ended
	June 30,
	2015	2014
Risk free interest rate	1.18%	0.80%
Expected volatility	50.00%	40.00%
Closing stock price at grant date	$12.98	$18.19
Expected term (in years)	3.0 years	2.97 years

Note 8 Debt

Debt consisted of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
2.35% senior notes due September 2016	$349,921	$349,887
6.15% senior notes due February 2018	931,307	930,693
9.25% senior notes due January 2019	339,607	339,607
5.00% senior notes due September 2020	698,406	698,253
4.625% senior notes due September 2021	698,508	698,388
5.10% senior notes due September 2023	348,957	348,893
Revolving credit facility	—	450,000
Commercial paper	324,652	533,119
Other	66,358	6,209
	$3,757,716	$4,355,049
Less: current portion	66,359	6,190
	$3,691,357	$4,348,859

Commercial Paper Program

As of June 30, 2015, we had approximately $324.7 million of commercial paper outstanding. The weighted average interest rate on borrowings at June 30, 2015 was 0.553%. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now.

Revolving Credit Facility

During the first quarter of 2015, we exercised the accordion feature under our revolving credit facility to increase the borrowing capacity by $225.0 million, bringing our total capacity under the revolving credit facility to $1.725 billion. The weighted average interest rate during the period ended June 30, 2015 was 1.48%. As of June 30, 2015, we have no borrowings outstanding under this facility. Additionally, in July 2015, we entered into an agreement which increases the borrowing capacity to $2.2 billion, extends the maturity date to July 2020 and increases the size of the accordion option. See Note 17 — Subsequent Events. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. We were in compliance with all covenants under the agreement at June 30, 2015. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Term Loan Facility

On February 6, 2015, Nabors Industries, Inc., our wholly owned subsidiary, entered into a new unsecured term loan facility for $300.0 million with a three-year maturity, which was fully and unconditionally guaranteed by us. Under the new term loan facility, we were required to prepay the loan upon the closing of the Merger, or if we otherwise disposed of assets, issued term debt, or issued equity with net proceeds of more than $70.0 million, subject to certain exceptions. The term loan agreement contained customary representations and warranties, covenants, and events of default for loan facilities of this type. On March 27, 2015, we repaid the $300.0 million term loan, and the facility was terminated according to the terms of the agreement using a portion of the cash consideration received in connection with the Merger.

Note 9 Common Shares

During the six months ended June 30, 2015 and 2014, our employees exercised vested options to acquire 0.1 million and 2.9 million of our common shares, respectively, resulting in proceeds of $1.2 million and $29.0 million, respectively. During the six months ended June 30, 2015 and 2014, we withheld 0.6 million and 0.3 million, respectively, of our common shares with a fair value of $7.4 million and $7.3 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

On April 24, 2015, a cash dividend of $0.06 per share was declared for shareholders of record on June 9, 2015. The dividend was paid on June 30, 2015 in the amount of $17.5 million and was charged to retained earnings in our consolidated statement of changes in equity for the six months ended June 30, 2015.

Note 10 Subsidiary Preferred Stock

During 2014, we paid $70.9 million to redeem the 75,000 outstanding shares of Series A Preferred Stock of our subsidiary and paid all dividends due on such shares.

Note 11 Commitments and Contingencies

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

We have received an assessment from the Mexico federal tax authority in connection with our 2007 income tax return. The assessment relates to the denial of depreciation expense deductions related to drilling rigs. Similar deductions were taken for tax years 2008 - 2010. Although Nabors and its tax advisors believe these deductions are defensible, a partial reserve has been recorded. The total amounts assessed or expected to be assessed range from $30 million to $35 million. We have not changed our position to defend this issue, as we are confident that we will prevail in court. If we ultimately do not prevail, we would be required to recognize additional tax expense for any amount in excess of the current reserve.

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

In addition, we are subject to a $5.0 million deductible for land rigs and for offshore rigs. This applies to all types of physical damage risks except for named windstorms in the U.S. Gulf of Mexico. We have limited windstorm coverage on certain assets in the U.S. Gulf of Mexico.

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

In 2009, the Court of Ouargla entered a judgment of approximately $14.5 million (at June 30, 2015 exchange rates) against us relating to alleged customs infractions in Algeria. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court (the “Supreme Court”). In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We again lodged an appeal to the Supreme Court, asserting the same challenges as before. While the appeal was pending, the Hassi Messaoud customs office initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. The customs authority demanded 50% of the total fine as a final settlement and seized additional funds of approximately $4.425 million. We have recorded a reserve in the amount of the posted security. The matter was heard by the Supreme Court on February 26, 2015, and on March 26, 2015, that court set aside the judgment of the Ouargla Court of Appeals and remanded the case to that court for further proceedings. We have filed an application to the Conseil d’Etat in an effort to recover amounts previously paid by us. A portion of those amounts has been returned, and our efforts to recover the additional $3.6 million continue.

In March 2011, the Court of Ouargla entered a judgment of approximately $28.5 million (at June 30, 2015 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $20.5 million in excess of amounts accrued.

In 2012, Nabors Global Holdings II Limited (“NGH2L”) signed a contract with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company. When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. We successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012. We completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction. The lawsuit is stayed, pending further court actions, including appeals of the jurisdictional decisions. ERG retains its causes of action for monetary damages, but we believe the claims are foreclosed by the terms of the agreement and are without factual or legal merit. Although we are vigorously defending the lawsuit, its ultimate outcome cannot be determined at this time. On April 30, 2015, ERG filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Nabors is monitoring the proceedings to determine how it will affect the pending litigation.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2015	2016	2017	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$102,107	$141,132	$19	$—	$243,258

Note 12 Earnings (Losses) Per Share

ASC 260, Earnings per Share, requires companies to treat unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings (losses) per share. We have granted and expect to continue to grant to employees restricted stock grants that contain nonforfeitable rights to dividends. Such grants are considered participating securities under ASC 260. As such, we are required to include these grants in the calculation of our basic earnings (losses) per share and calculate basic earnings (losses) per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic earnings (losses) per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
BASIC EPS:

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(41,890)	$65,729	$82,472	$114,706
Less: net (income) loss attributable to noncontrolling interest	44	(253)	133	(826)
Less: loss on redemption of subsidiary preferred stock	—	(1,688)	—	(1,688)
Less: (earnings) losses allocated to unvested shareholders	720	(974)	(1,311)	(1,707)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations	$(41,126)	$62,814	$81,294	$110,485
Income (loss) from discontinued operations	$5,025	$(1,032)	$4,208	$483

Weighted-average number of shares outstanding - basic	286,085	297,984	285,723	297,097

Earnings (losses) per share:
Basic from continuing operations	$(0.14)	$0.21	$0.28	$0.37
Basic from discontinued operations	0.01	—	0.02	—
Total Basic	$(0.13)	$0.21	$0.30	$0.37

DILUTED EPS:

Income (loss) from continuing operations attributed to common shareholders	$(41,126)	$62,814	$81,294	$110,485
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	5	—
Adjusted income (loss) from continuing operations attributed to common shareholders	$(41,126)	$62,814	$81,299	$110,485
Income (loss) from discontinued operations	$5,025	$(1,032)	$4,208	$483

Weighted-average number of shares outstanding - basic	286,085	297,984	285,723	297,097
Add: dilutive effect of potential common shares	—	2,997	978	2,919
Weighted-average number of diluted shares outstanding	286,085	300,981	286,701	300,016

Earnings (losses) per share:
Diluted from continuing operations	$(0.14)	$0.21	$0.28	$0.37
Diluted from discontinued operations	0.01	—	0.02	—
Total Diluted	$(0.13)	$0.21	$0.30	$0.37

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options that were excluded from diluted earnings (losses) per share that would potentially dilute earnings (losses) per share were 9,860,422 and 5,782,273 shares during the three months ended June 30, 2015 and 2014, respectively, and 6,325,598 and 6,817,891 shares during the six months ended June 30, 2015 and 2014, respectively. In any period during which the average market price of our common shares exceeds the exercise prices of these stock options, such stock options will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting.

Note 13 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Accrued compensation	$140,376	$177,707
Deferred revenue	388,496	298,345
Other taxes payable	37,779	58,445
Workers’ compensation liabilities	37,459	37,459
Interest payable	63,309	63,532
Warranty accrual	4,778	5,799
Litigation reserves	25,555	23,681
Current liability to discontinued operations	7,823	19,602
Professional fees	3,398	2,550
Current deferred tax liability	24,066	3,677
Current liability to acquisition of KVS	22,278	22,278
Merger transaction accrual	7,965	—
Other accrued liabilities	10,005	14,929
	$773,287	$728,004

Investment income (loss) includes the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014		2015	2014
	(In thousands)

Interest and dividend income	$1,068	$2,028		$1,602	$2,998
Gains (losses) on investments, net	113	5,038	(1)	548	5,048	(1)
	$1,181	$7,066		$2,150	$8,046

(1)         Includes realized gains of $5.0 million from the sale of available-for-sale securities.

Losses (gains) on sales and disposals of long-lived assets and other expense (income), net include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$(749)	$11,114	$2,725	$13,546
Net gain on Merger (1)	—	—	(52,574)	—
Litigation expenses	2,133	567	(1,944)	3,627
Foreign currency transaction losses (gains)	1,797	4,336	(548)	1,043
Other losses (gains)	(1,843)	487	(2,163)	(236)
	$1,338	$16,504	$(54,504)	$17,980

(1)         Includes an estimated gain of $102.2 million, reduced by $49.6 million in transaction costs related to the Merger. See Note 3 — Investments in Unconsolidated Affiliates.

The changes in accumulated other comprehensive income (loss), by component, includes the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)
As of January 1, 2014	$(2,419)	$71,742	$(4,075)	$150,892	$216,140
Other comprehensive income (loss) before reclassifications	—	(19,626)	—	(4,339)	(23,965)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	187	(3,961)	151	—	(3,623)
Net other comprehensive income (loss)	187	(23,587)	151	(4,339)	(27,588)
As of June 30, 2014	$(2,232)	$48,155	$(3,924)	$146,553	$188,552

(1)                   All amounts are net of tax. Amounts in parentheses indicate debits.

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)
As of January 1, 2015	$(2,044)	$14,996	$(7,263)	$71,833	$77,522
Other comprehensive income (loss) before reclassifications	—	(2,000)	—	(56,266)	(58,266)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	187	—	348	5,365	5,900
Net other comprehensive income (loss)	187	(2,000)	348	(50,901)	(52,366)
As of June 30, 2015	$(1,857)	$12,996	$(6,915)	$20,932	$25,156

(1)                   All amounts are net of tax. Amounts in parentheses indicate debits.

The line items that were reclassified to net income include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Line item in consolidated statement of income (loss)	2015	2014	2015	2014
	(In thousands)

Investment income (loss)	$—	$4,903	$—	$4,903
Interest expense	153	153	306	306
General and administrative expenses	276	123	552	246
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	—	—	(5,365)	—
Total before tax	$(429)	$4,627	$(6,223)	$4,351
Tax expense (benefit)	(161)	837	(323)	729
Reclassification adjustment for (gains)/losses included in net income (loss)	$(268)	$3,790	$(5,900)	$3,622

Note 14 Assets Held-for-Sale and Discontinued Operations

Assets Held-for-Sale

Assets held for sale of $136.7 million and $146.5 million as of June 30, 2015 and December 31, 2014, respectively, consisted solely of our oil and gas holdings in the Horn River basin in western Canada.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. At June 30, 2015, our undiscounted contractual commitments for these contracts approximated $43.2 million and we had liabilities of $25.0 million, $7.8 million of which were classified as current and were included in accrued liabilities. At December 31, 2014, we had liabilities of $40.2 million, $19.6 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term. Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Operating revenues
Oil and Gas	$855	$3,471	$2,305	$8,528

Income (loss) from Oil and Gas discontinued operations:
Income (loss) from discontinued operations	$(1,129)	$(1,082)	$(2,515)	$1,536
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets and obligations	1,031	409	1,031	1,411
Less: Income tax expense (benefit)	(7,185)	(459)	(7,754)	(358)
Income (loss) from Oil and Gas discontinued operations, net of tax	$5,025	$(1,032)	$4,208	$483

Note 15 Segment Information

The following table sets forth financial information with respect to our operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$321,169	$532,894	$774,990	$1,043,370
Canada	21,413	54,861	79,253	166,482
International	458,229	391,251	903,629	766,320
Rig Services (2)	100,599	161,740	244,683	305,466
Subtotal Drilling & Rig Services (3)	901,410	1,140,746	2,002,555	2,281,638
Completion & Production Services:
Completion Services	—	276,639	208,123	504,538
Production Services	—	258,378	158,512	533,778
Subtotal Completion & Production Services (4)	—	535,017	366,635	1,038,316

All other (5)	(800)	—	(800)	—

Other reconciling items (6)	(38,421)	(59,358)	(84,992)	(116,376)
Total	$862,189	$1,616,405	$2,283,398	$3,203,578

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Adjusted income (loss) derived from operating activities: (1) (7)

Drilling & Rig Services:
U.S.	$31,445	$89,977	$108,483	$162,471
Canada	(8,268)	225	(1,910)	26,385
International	83,255	50,583	188,296	98,702
Rig Services (2)	(1,575)	9,059	11,298	17,787
Subtotal Drilling & Rig Services (3)	104,857	149,844	306,167	305,345
Completion & Production Services:
Completion Services	—	(581)	(55,243)	(34,216)
Production Services	—	29,889	(3,296)	60,480
Subtotal Completion & Production Services (4)	—	29,308	(58,539)	26,264
Other reconciling items (8)	(34,876)	(45,692)	(84,200)	(89,108)
Total adjusted income (loss) derived from operating activities	$69,981	$133,460	$163,428	$242,501

Equity investment earnings (losses) (5)	(800)	—	(800)	—
Interest expense	(44,469)	(46,303)	(91,070)	(91,113)
Investment income (loss)	1,181	7,066	2,150	8,046
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(1,338)	(16,504)	54,504	(17,980)
Income (loss) from continuing operations before income taxes	24,555	77,719	128,212	141,454

Income tax expense (benefit)	66,445	10,756	45,740	24,764
Subsidiary preferred stock dividend	—	1,234	—	1,984
Income (loss) from continuing operations, net of tax	(41,890)	65,729	82,472	114,706
Income (loss) from discontinued operations, net of tax	5,025	(1,032)	4,208	483
Net income (loss)	(36,865)	64,697	86,680	115,189
Less: Net (income) loss attributable to noncontrolling interest	44	(253)	133	(826)
Net income (loss) attributable to Nabors	$(36,821)	$64,444	$86,813	$114,363

	June 30,	December 31,
	2015	2014
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$4,057,553	$4,184,854
Canada	453,253	615,269
International	4,218,373	3,815,051
Rig Services	483,679	549,622
Subtotal Drilling & Rig Services (9)	9,212,858	9,164,796
Completion & Production Services (10) (11)	—	1,933,387
All other (5) (12)	675,323	—
Other reconciling items (8)	629,102	781,759
Total assets:	$10,517,283	$11,879,942

(1)              All periods present the operating activities of most of our wholly owned oil and gas businesses as discontinued operations.

(2)              Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)              Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of ($0.3) million and ($0.8) million for the three months ended June 30, 2015 and 2014, respectively, and $5.9 million and ($3.3) million for the six months ended June 30, 2015 and 2014, respectively.

(4)              Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.2 million for the three months ended June 30, 2014 and $0.3 million for each of the six months ended June 30, 2015 and 2014. These investments were included in the Completion & Production Service business line that was merged with C&J Energy in March 2015.

(5)              Represents our share of the net income (loss) of CJES for the eight-day period from the closing of the Merger until March 31, 2015.

(6)              Represents the elimination of inter-segment transactions.

(7)              Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization and earnings (losses) from our equity method investment from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. These amounts should not be used as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(8)              Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(9)              Includes $0.9 million and $48.1 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2015 and December 31, 2014, respectively.

(10)       Reflects assets historically allocated to the line of business necessary to conduct its operations. Further allocation to individual operating segments of Completion & Production Services is not available.

(11)       Includes $10.2 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2014. These investments were included in the Completion & Production Service business line that was merged with C&J Energy in March 2015.

(12)       Includes $675.3 million of investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2015, including our investment in CJES.

Note 16 Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, a wholly owned subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014 and statements of income (loss), statements of other comprehensive income (loss) and statements of cash flows for the three months ended June 30, 2015 and 2014 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	June 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,436	$10	$435,229	$—	$436,675
Short-term investments	—	—	33,222	—	33,222
Assets held for sale	—	—	136,677	—	136,677
Accounts receivable, net	—	—	908,563	—	908,563
Inventory	—	—	183,775	—	183,775
Deferred income taxes	—	—	—	—	—
Other current assets	50	13,908	256,285	—	270,243
Total current assets	1,486	13,918	1,953,751	—	1,969,155
Long-term investments	—	—	2,617	—	2,617
Property, plant and equipment, net	—	—	7,405,441	—	7,405,441
Goodwill	—	—	139,756	—	139,756
Intercompany receivables	125,042	62,000	1,147,968	(1,335,010)	—
Investment in consolidated affiliates	4,805,715	5,022,430	1,394,834	(11,222,979)	—
Investment in unconsolidated affiliates	—	—	676,234	—	676,234
Other long-term assets	—	28,465	295,615	—	324,080
Total assets	$4,932,243	$5,126,813	$13,016,216	$(12,557,989)	$10,517,283

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	66,359	$—	$66,359
Trade accounts payable	195	6	362,857	—	363,058
Accrued liabilities	88	64,286	708,913	—	773,287
Income taxes payable	—	—	20,049	—	20,049
Total current liabilities	283	64,292	1,158,178	—	1,222,753
Long-term debt	—	3,731,816	(40,459)	—	3,691,357
Other long-term liabilities	—	35,546	590,965	—	626,511
Deferred income taxes	—	(330,586)	367,873	—	37,287
Intercompany payable	—	1,335,010	—	(1,335,010)	—
Total liabilities	283	4,836,078	2,076,557	(1,335,010)	5,577,908
Subsidiary preferred stock	—	—	—	—	—
Shareholders’ equity	4,931,960	290,735	10,932,244	(11,222,979)	4,931,960
Noncontrolling interest	—	—	7,415	—	7,415
Total equity	4,931,960	290,735	10,939,659	(11,222,979)	4,939,375
Total liabilities and equity	$4,932,243	$5,126,813	$13,016,216	$(12,557,989)	$10,517,283

Condensed Consolidating Balance Sheets

	December 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,170	$7	$499,972	$—	$501,149
Short-term investments	—	—	35,020	—	35,020
Assets held for sale	—	—	146,467	—	146,467
Accounts receivable, net	—	—	1,517,503	—	1,517,503
Inventory	—	—	230,067	—	230,067
Deferred income taxes	—	—	118,230	—	118,230
Other current assets	50	5,242	188,146	—	193,438
Short-term intercompany note	—	880,820	—	(880,820)	—
Total current assets	1,220	886,069	2,735,405	(880,820)	2,741,874
Long-term investments	—	—	2,806	—	2,806
Property, plant and equipment, net	—	30,330	8,568,795	—	8,599,125
Goodwill	—	—	173,928	—	173,928
Intercompany receivables	136,360	—	1,286,522	(1,422,882)	—
Investment in consolidated affiliates	4,771,413	5,014,743	1,448,688	(11,234,844)	—
Investment in unconsolidated affiliates	—	—	58,251	—	58,251
Other long-term assets	—	30,298	273,660	—	303,958
Total assets	$4,908,993	$5,961,440	$14,548,055	$(13,538,546)	$11,879,942

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$6,190	$—	$6,190
Trade accounts payable	111	2	779,947	—	780,060
Accrued liabilities	263	64,390	663,351	—	728,004
Income taxes payable	—	—	53,221	—	53,221
Short-term intercompany note	—	—	880,820	(880,820)	—
Total current liabilities	374	64,392	2,383,529	(880,820)	1,567,475
Long-term debt	—	4,389,299	(40,440)	—	4,348,859
Other long-term liabilities	—	35,480	566,336	—	601,816
Deferred income taxes	—	(294,655)	737,658	—	443,003
Intercompany payable	—	1,422,882	—	(1,422,882)	—
Total liabilities	374	5,617,398	3,647,083	(2,303,702)	6,961,153
Subsidiary preferred stock	—	—	—	—	—
Shareholders’ equity	4,908,619	344,042	10,890,802	(11,234,844)	4,908,619
Noncontrolling interest	—	—	10,170	—	10,170
Total equity	4,908,619	344,042	10,900,972	(11,234,844)	4,918,789
Total liabilities and equity	$4,908,993	$5,961,440	$14,548,055	$(13,538,546)	$11,879,942

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$863,305	$—	$863,305
Earnings (losses) from unconsolidated affiliates	—	—	(1,116)	—	(1,116)
Earnings (losses) from consolidated affiliates	(34,151)	53,933	24,751	(44,533)	—
Investment income (loss)	—	555	2,953	(2,327)	1,181
Intercompany interest income	—	2,187	—	(2,187)	—
Total revenues and other income	(34,151)	56,675	889,893	(49,047)	863,370
Costs and other deductions:
Direct costs	—	—	488,522	—	488,522
General and administrative expenses	2,112	(681)	84,999	(140)	86,290
Depreciation and amortization	—	31	218,165	—	218,196
Interest expense	(1)	49,713	(5,243)	—	44,469
Intercompany interest expense	24	—	2,163	(2,187)	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	535	—	663	140	1,338
Other	—	—	—	—	—
Total costs and other deductions	2,670	49,063	789,269	(2,187)	838,815
Income (loss) from continuing operations before income tax	(36,821)	7,612	100,624	(46,860)	24,555
Income tax expense (benefit)	—	(17,139)	83,584	—	66,445
Income (loss) from continuing operations, net of tax	(36,821)	24,751	17,040	(46,860)	(41,890)
Income (loss) from discontinued operations, net of tax	—	—	5,025	—	5,025
Net income (loss)	(36,821)	24,751	22,065	(46,860)	(36,865)
Less: Net (income) loss attributable to noncontrolling interest	—	—	44	—	44
Net income (loss) attributable to Nabors	$(36,821)	$24,751	$22,109	$(46,860)	$(36,821)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,616,981	$—	$1,616,981
Earnings (losses) from unconsolidated affiliates	—	—	(576)	—	(576)
Earnings (losses) from consolidated affiliates	67,009	53,368	21,844	(142,221)	—
Investment income (loss)	—	146	8,056	(1,136)	7,066
Intercompany interest income	—	—	—	—	—
Total revenues and other income	67,009	53,514	1,646,305	(143,357)	1,623,471
Costs and other deductions:
Direct costs	—	—	1,066,495	—	1,066,495
General and administrative expenses	2,439	(31)	131,351	(129)	133,630
Depreciation and amortization	—	902	281,918	—	282,820
Interest expense	—	49,313	(3,010)	—	46,303
Intercompany interest expense	(3)	—	3	—	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	129	—	16,246	129	16,504
Other	—	—	—	—	—
Total costs and other deductions	2,565	50,184	1,493,003	—	1,545,752
Income (loss) from continuing operations before income tax	64,444	3,330	153,302	(143,357)	77,719
Income tax expense (benefit)	—	(18,514)	29,270	—	10,756
Subsidiary preferred stock dividend	—	—	1,234	—	1,234
Income (loss) from continuing operations, net of tax	64,444	21,844	122,798	(143,357)	65,729
Income (loss) from discontinued operations, net of tax	—	—	(1,032)	—	(1,032)
Net income (loss)	64,444	21,844	121,766	(143,357)	64,697
Less: Net (income) loss attributable to noncontrolling interest	—	—	(253)	—	(253)
Net income (loss) attributable to Nabors	$64,444	$21,844	$121,513	$(143,357)	$64,444

Condensed Consolidating Statements of Income (Loss)

	Six Months Ended June 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$2,278,012	$—	$2,278,012
Earnings (losses) from unconsolidated affiliates	—	—	5,386	—	5,386
Earnings (losses) from consolidated affiliates	103,886	7,493	(53,687)	(57,692)	—
Investment income (loss)	—	560	6,244	(4,654)	2,150
Intercompany interest income	—	4,626	—	(4,626)	—
Total revenues and other income	103,886	12,679	2,235,955	(66,972)	2,285,548
Costs and other deductions:
Direct costs	—	—	1,408,132	—	1,408,132
General and administrative expenses	4,831	(323)	209,199	(284)	213,423
Depreciation and amortization	—	643	498,572	—	499,215
Interest expense	(1)	101,977	(10,906)	—	91,070
Intercompany interest expense	24	—	4,602	(4,626)	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	12,219	—	(67,007)	284	(54,504)
Other	—	—	—	—	—
Total costs and other deductions	17,073	102,297	2,042,592	(4,626)	2,157,336
Income (loss) from continuing operations before income tax	86,813	(89,618)	193,363	(62,346)	128,212
Income tax expense (benefit)	—	(35,931)	81,671	—	45,740
Income (loss) from continuing operations, net of tax	86,813	(53,687)	111,692	(62,346)	82,472
Income (loss) from discontinued operations, net of tax	—	—	4,208	—	4,208
Net income (loss)	86,813	(53,687)	115,900	(62,346)	86,680
Less: Net (income) loss attributable to noncontrolling interest	—	—	133	—	133
Net income (loss) attributable to Nabors	$86,813	$(53,687)	$116,033	$(62,346)	$86,813

Condensed Consolidating Statements of Income (Loss)

	Six Months Ended June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$3,206,599	$—	$3,206,599
Earnings (losses) from unconsolidated affiliates	—	—	(3,021)	—	(3,021)
Earnings (losses) from consolidated affiliates	119,592	44,608	(18,245)	(145,955)	—
Investment income (loss)	—	146	10,172	(2,272)	8,046
Intercompany interest income	—	—	—	—	—
Total revenues and other income	119,592	44,754	3,195,505	(148,227)	3,211,624
Costs and other deductions:
Direct costs	—	—	2,128,234	—	2,128,234
General and administrative expenses	4,892	(350)	263,632	(278)	267,896
Depreciation and amortization	—	1,804	563,143	—	564,947
Interest expense	—	98,682	(7,569)	—	91,113
Intercompany interest expense	59	—	(59)	—	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	278	(223)	17,647	278	17,980
Other	—	—	—	—	—
Total costs and other deductions	5,229	99,913	2,965,028	—	3,070,170
Income (loss) from continuing operations before income tax	114,363	(55,159)	230,477	(148,227)	141,454
Income tax expense (benefit)	—	(36,914)	61,678	—	24,764
Subsidiary preferred stock dividend	—	—	1,984	—	1,984
Income (loss) from continuing operations, net of tax	114,363	(18,245)	166,815	(148,227)	114,706
Income (loss) from discontinued operations, net of tax	—	—	483	—	483
Net income (loss)	114,363	(18,245)	167,298	(148,227)	115,189
Less: Net (income) loss attributable to noncontrolling interest	—	—	(826)	—	(826)
Net income (loss) attributable to Nabors	$114,363	$(18,245)	$166,472	$(148,227)	$114,363

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(36,821)	$24,751	$22,109	$(46,860)	$(36,821)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized gains (losses) on translation adjustment	12,273	—	12,273	(12,273)	12,273
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	12,273	—	12,273	(12,273)	12,273
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(2,153)	—	(2,153)	2,153	(2,153)
Less: reclassification adjustment for (gains) losses on marketable securities	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(2,153)	—	(2,153)	2,153	(2,153)
Pension liability amortization and adjustment	276	276	552	(828)	276
Unrealized gains (losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	10,549	429	10,825	(11,254)	10,549
Income tax expense (benefit) related to items of other comprehensive income (loss)	161	161	263	(424)	161
Other comprehensive income (loss), net of tax	10,388	268	10,562	(10,830)	10,388
Comprehensive income (loss) attributable to Nabors	(26,433)	25,019	32,671	(57,690)	(26,433)
Net income (loss) attributable to noncontrolling interest	—	—	(44)	—	(44)
Translation adjustment to noncontrolling interest	—	—	162	—	162
Comprehensive income (loss) attributable to noncontrolling interest	—	—	118	—	118
Comprehensive income (loss)	$(26,433)	$25,019	$32,789	$(57,690)	$(26,315)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$64,444	$21,844	$121,513	$(143,357)	$64,444
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	32,255	1,937	32,458	(34,395)	32,255
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(325)	243	(82)	(161)	(325)
Less: reclassification adjustment for (gains) losses on marketable securities	(4,903)	(506)	(5,409)	5,915	(4,903)
Unrealized gains (losses) on marketable securities	(5,228)	(263)	(5,491)	5,754	(5,228)
Pension liability amortization and adjustment	123	123	246	(369)	123
Unrealized gains (losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	27,303	1,950	27,366	(29,316)	27,303
Income tax expense (benefit) related to items of other comprehensive income (loss)	(784)	(784)	(1,863)	2,647	(784)
Other comprehensive income (loss), net of tax	28,087	2,734	29,229	(31,963)	28,087
Comprehensive income (loss) attributable to Nabors	92,531	24,578	150,742	(175,320)	92,531
Net income (loss) attributable to noncontrolling interest	—	—	253	—	253
Translation adjustment to noncontrolling interest	—	—	379	—	379
Comprehensive income (loss) attributable to noncontrolling interest	—	—	632	—	632
Comprehensive income (loss)	$92,531	$24,578	$151,374	$(175,320)	$93,163

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$86,813	$(53,687)	$116,033	$(62,346)	$86,813
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized gains (losses) on translation adjustment	(56,266)	51	(56,215)	56,164	(56,266)
Less: reclassification adjustment for realized loss on translation adjustment	5,365	—	5,365	(5,365)	5,365
Translation adjustment attributable to Nabors	(50,901)	51	(50,850)	50,799	(50,901)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(2,000)	—	(2,000)	2,000	(2,000)
Less: reclassification adjustment for (gains) losses on marketable securities	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(2,000)	—	(2,000)	2,000	(2,000)
Pension liability amortization and adjustment	552	552	1,104	(1,656)	552
Unrealized gains (losses) and amortization of cash flow hedges	306	306	306	(612)	306
Other comprehensive income (loss) before tax	(52,043)	909	(51,440)	50,531	(52,043)
Income tax expense (benefit) related to items of other comprehensive income (loss)	323	323	527	(850)	323
Other comprehensive income (loss), net of tax	(52,366)	586	(51,967)	51,381	(52,366)
Comprehensive income (loss) attributable to Nabors	34,447	(53,101)	64,066	(10,965)	34,447
Net income (loss) attributable to noncontrolling interest	—	—	(133)	—	(133)
Translation adjustment to noncontrolling interest	—	—	(718)	—	(718)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(851)	—	(851)
Comprehensive income (loss)	$34,447	$(53,101)	$63,215	$(10,965)	$33,596

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$114,363	$(18,245)	$166,472	$(148,227)	$114,363
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(4,339)	1,721	(4,355)	2,634	(4,339)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(19,533)	243	(19,290)	19,047	(19,533)
Less: reclassification adjustment for (gains) losses on marketable securities	(4,903)	(506)	(5,409)	5,915	(4,903)
Unrealized gains (losses) on marketable securities	(24,436)	(263)	(24,699)	24,962	(24,436)
Pension liability amortization and adjustment	246	246	492	(738)	246
Unrealized gains (losses) and amortization of cash flow hedges	306	306	306	(612)	306
Other comprehensive income (loss) before tax	(28,223)	2,010	(28,256)	26,246	(28,223)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(636)	(636)	(1,627)	2,263	(636)
Other comprehensive income (loss), net of tax	(27,587)	2,646	(26,629)	23,983	(27,587)
Comprehensive income (loss) attributable to Nabors	86,776	(15,599)	139,843	(124,244)	86,776
Net income (loss) attributable to noncontrolling interest	—	—	826	—	826
Translation adjustment to noncontrolling interest	—	—	(102)	—	(102)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	724	—	724
Comprehensive income (loss)	$86,776	$(15,599)	$140,567	$(124,244)	$87,500

Condensed Consolidating Statements Cash Flows

	Six Months Ended June 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$40,628	$(120,729)	$623,481	$(25,976)	$517,404
Cash flows from investing activities:
Purchase of investments	—	—	(8)	—	(8)
Sales and maturities of investments	—	—	745	—	745
Cash paid for acquisition of businesses, net	—	—	(57,909)	—	(57,909)
Investment in unconsolidated affiliates	—	—	(445)	—	(445)
Proceeds from merger transaction	5,500	646,078	8,472	—	660,050
Capital expenditures	—	—	(566,672)	—	(566,672)
Proceeds from sales of assets and insurance claims	—	—	24,790	—	24,790
Other	—	—	1,809	—	1,809
Changes in intercompany balances	—	45,063	(45,063)	—	—
Net cash provided by (used for) investing activities	5,500	691,141	(634,281)	—	62,360
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	310	—	310
Proceeds from (payments for) issuance of common shares	1,198	—	—	—	1,198
Dividends to shareholders	(39,634)	—	—	4,654	(34,980)
Proceeds from short-term borrowings	—	—	60,169	—	60,169
Proceeds from (payments for) commercial paper, net	—	(208,467)	—	—	(208,467)
Reduction in revolving credit facility	—	(450,000)	—	—	(450,000)
Proceeds from term loan facility	—	300,000	—	—	300,000
Payments on term loan facility	—	(300,000)	—	—	(300,000)
Proceeds from issuance of intercompany debt	27,000	88,058	(115,058)	—	—
Paydown of intercompany debt	(27,000)	—	27,000	—	—
Payments on Parent (Equity or N/P)	—	—	(21,322)	21,322	—
Other	(7,426)	—	—	—	(7,426)
Net cash (used for) provided by financing activities	(45,862)	(570,409)	(48,901)	25,976	(639,196)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,042)	—	(5,042)
Net increase (decrease) in cash and cash equivalents	266	3	(64,743)	—	(64,474)
Cash and cash equivalents, beginning of period	1,170	7	499,972	—	501,149
Cash and cash equivalents, end of period	$1,436	$10	$435,229	$—	$436,675

Condensed Consolidating Statements Cash Flows

	Six Months Ended June 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(11,728)	$(62,435)	$906,048	$14,152	$846,037
Cash flows from investing activities:
Purchase of investments	—	—	(266)	—	(266)
Sales and maturities of investments	—	—	23,238	—	23,238
Cash paid for acquisition of businesses, net	—	—	(10,200)	—	(10,200)
Investment in unconsolidated affiliates	—	—	(1,612)	—	(1,612)
Capital expenditures	—	—	(862,680)	—	(862,680)
Proceeds from sales of assets and insurance claims	—	—	69,343	—	69,343
Other	—	—	(761)	—	(761)
Changes in intercompany balances	—	4,182	(4,182)	—	—
Net cash provided by (used for) investing activities	—	4,182	(787,120)	—	(782,938)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(3,383)	—	(3,383)
Proceeds from (payments for) issuance of common shares	29,048	—	(1)	—	29,047
Dividends to shareholders	(26,064)	—	—	2,272	(23,792)
Proceeds from (payments for) commercial paper, net	—	111,228	—	—	111,228
Proceeds from revolving credit facilities	—	—	15,000	—	15,000
Reduction in revolving credit facilities	—	(60,000)	(15,000)	—	(75,000)
Purchase of preferred stock	—	—	(70,875)	—	(70,875)
Reduction in short-term debt	—	—	(10,000)	—	(10,000)
Proceeds from (payments for) issuance of parent common shares to affiliates	16,424	—	—	(16,424)	—
Other	(7,303)	—	—	—	(7,303)
Net cash (used for) provided by financing activities	12,105	51,228	(84,259)	(14,152)	(35,078)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,978)	—	(6,978)
Net increase (decrease) in cash and cash equivalents	377	(7,025)	27,691	—	21,043
Cash and cash equivalents, beginning of period	730	7,029	382,156	—	389,915
Cash and cash equivalents, end of period	$1,107	$4	$409,847	$—	$410,958

Note 17 Subsequent Events

On July 24, 2015, our Board of Directors declared a cash dividend of $0.06 per share to the holders of record of our common shares as of September 9, 2015 to be paid on September 30, 2015.

On July 14, 2015, we entered into an amendment to our existing committed, unsecured revolving credit facility which increases the available borrowing capacity to $2.2 billion, extends the maturity date to July 2020 and increases the size of the accordion option to $500.0 million. The current rate under the revised facility has been reduced to LIBOR plus 125 bps with standby fees of 15 bps applying to the undrawn commitment. We expect to use the extended facility to provide financial flexibility for strategic investment opportunities, debt refinancing and other corporate uses.

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

The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A. — Risk Factors in our 2014 Annual Report on Form 10-K, Part II and Item 1A. — Risk Factors in our quarterly report on Form 10-Q for the three months ended March 31, 2015 and this quarterly report on Form 10-Q for the three and six months ended June 30, 2015.

Management Overview

This section is intended to help you understand our results of operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto.

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform workover and drilling rigs in the United States and numerous international markets. The majority of our business is conducted through our Drilling & Rig Services business line, which is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation, optimization software and directional drilling services. This business line consists of four operating segments: U.S., Canada, International and Rig Services.

On March 24, 2015, we completed the previously announced Merger of our Completion & Production Services business line with C&J Energy. Prior to the Merger, this business line was comprised of our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. Prior to the Merger, we consolidated the financial results of the Completion & Production Services business line, which consisted of two reporting segments. We own 53% of the outstanding shares of CJES and account for our investment in CJES under the equity method of accounting. Our share of the net income (loss) of CJES is recorded on a one-quarter lag basis. As a result, our results of operations for the three and six months ended June 30, 2015 include our share of CJES’ net income (loss) for the eight-day period from the closing of the Merger until March 31, 2015.

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia, our joint venture in Saudi Arabia, making it a wholly owned subsidiary on that date. As a result of the acquisition, we consolidated the assets and liabilities of Nabors Arabia on May 24, 2015 based on their respective fair values. We have also consolidated the operating results of Nabors Arabia as of the acquisition date.

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

The following table sets forth the 12-month daily average of oil and natural gas prices according to Bloomberg for the periods ended June 30, 2015 and 2014:

	June 30,
	2015	2014	Increase/(Decrease)
	(In dollars, except percentages)
Average Henry Hub natural gas spot price ($/thousand cubic feet)	$3.33	$4.48	$(1.15)	(26)%
Average West Texas intermediate crude oil spot price ($/barrel)	$69.58	$101.30	$(31.72)	(31)%

During the second half of 2014, the markets experienced a dramatic decline in oil prices which have remained depressed into the second quarter of 2015 due, at least in part, to an increase in global crude supply with stagnant demand. Oil prices reached a six-year low of $43.46 per barrel in March 2015, down 60% from the peak oil prices of 2014. Natural gas prices have also experienced a recent decline in the first half of 2015, although less severe than oil prices. Natural gas prices averaged $2.73 per mcf during the second quarter of 2015, down 39% from the preceding 12-month daily average and still significantly below the 2008 average price of $8.89 for an extended period of time.

As a result of the reduced price of oil, we have experienced a decline in the demand in North America for drilling services as customers have reduced or curtailed their capital spending and drilling activities. The reduction in demand for drilling services, coupled with the increased supply of newly built high specification rigs in the drilling market, has led to a highly competitive market for all rigs. Accordingly, we have also experienced downward pricing pressure for our services.

Our operating results for the full year 2015 are expected to decline from levels realized during 2014 given our current expectation of the continuation of lower commodity prices and the related impact on drilling and dayrates. Due to the decline in oil prices and customers’ reduced drilling activity, we have experienced a decline in our dayrates as well as the average number of rigs operating, most notably in the lower 48 states. In our U.S. Drilling operating segment, our rig years have decreased from 212.5 years during the fourth quarter of 2014 to 119.5 years during the second quarter of 2015. We expect the decline in utilization and rig counts to moderate in the third quarter of 2015. Our International operating segment is not immune from the impact of lower oil prices. Although international drilling markets tend to react slower than the North American markets, we began to experience downward pressure on dayrates in the International segment during the second quarter of 2015. We expect a decline in both rig count and pricing throughout the remainder of 2015 in the International segment. Further declines in oil and gas prices, or a prolonged period of the current market conditions may continue to affect the demand for our services and could have an adverse effect on our utilization and prices for those services.  If prices or other market conditions continue to deteriorate, and remain so for a prolonged period of time such that demand for our services begin to be negatively affected, we could be subject to future impairment charges.

Financial Results

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended June 30, 2015 totaled $0.9 billion, representing a decrease of $754.2 million, or 47%, as compared to the three months ended June 30, 2014, and $2.3 billion for the six months ended June 30, 2015, representing a decrease of $920.2 million, or 29%, as compared to the six months ended June 30, 2014. Adjusted income (loss) derived from operating activities and net loss from continuing operations for the three months ended June 30, 2015 totaled $70.0 million and $41.9 million ($0.14 per diluted share), respectively, representing decreases of 48% and 164%, respectively, compared to the three months ended June 30, 2014. Adjusted income (loss) derived from operating activities and net income from continuing operations for the six months ended June 30, 2015 totaled $163.4 million and $82.5 million ($0.28 per diluted share), respectively, representing decreases of 33% and 28%, respectively, compared to the six months ended June 30, 2014.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$321,169	$532,894	$(211,725)	(40)%	$774,990	$1,043,370	$(268,380)	(26)%
Canada	21,413	54,861	(33,448)	(61)%	79,253	166,482	(87,229)	(52)%
International	458,229	391,251	66,978	17%	903,629	766,320	137,309	18%
Rig Services (2)	100,599	161,740	(61,141)	(38)%	244,683	305,466	(60,783)	(20)%
Subtotal Drilling & Rig Services (3)	901,410	1,140,746	(239,336)	(21)%	2,002,555	2,281,638	(279,083)	(12)%
Completion & Production Services:
Completion Services	—	276,639	(276,639)	(100)%	208,123	504,538	(296,415)	(59)%
Production Services	—	258,378	(258,378)	(100)%	158,512	533,778	(375,266)	(70)%
Subtotal Completion & Production Services (4)	—	535,017	(535,017)	(100)%	366,635	1,038,316	(671,681)	(65)%

All other (5)	(800)	—	(800)	(100)%	(800)	—	(800)	(100)%

Other reconciling items (6)	(38,421)	(59,358)	20,937	35%	(84,992)	(116,376)	31,384	27%
Total	$862,189	$1,616,405	$(754,216)	(47)%	$2,283,398	$3,203,578	$(920,180)	(29)%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted EBITDA: (1) (7)

Drilling & Rig Services:
U.S.	$136,499	$206,061	$(69,562)	(34)%	$324,244	$393,698	$(69,454)	(18)%
Canada	3,732	14,216	(10,484)	(74)%	22,200	54,335	(32,135)	(59)%
International	176,994	139,336	37,658	27%	378,022	277,327	100,695	36%
Rig Services (2)	6,341	17,176	(10,835)	(63)%	27,924	33,667	(5,743)	(17)%
Subtotal Drilling & Rig Services (3)	323,566	376,789	(53,223)	(14)%	752,390	759,027	(6,637)	(1)%
Completion & Production Services:
Completion Services	—	27,614	(27,614)	(100)%	(27,847)	20,960	(48,807)	(233)%
Production Services	—	58,267	(58,267)	(100)%	23,043	118,323	(95,280)	(81)%
Subtotal Completion & Production Services (4)	—	85,881	(85,881)	(100)%	(4,804)	139,283	(144,087)	(103)%

Other reconciling items (8)	(35,389)	(46,390)	11,001	24%	(84,943)	(90,862)	5,919	7%
Total adjusted EBITDA	$288,177	$416,280	$(128,103)	(31)%	$662,643	$807,448	$(144,805)	(18)%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted income (loss) derived from operating activities: (1) (9)

Drilling & Rig Services:
U.S.	$31,445	$89,977	$(58,532)	(65)%	$108,483	$162,471	$(53,988)	(33)%
Canada	(8,268)	225	(8,493)	(3775)%	(1,910)	26,385	(28,295)	(107)%
International	83,255	50,583	32,672	65%	188,296	98,702	89,594	91%
Rig Services (2)	(1,575)	9,059	(10,634)	(117)%	11,298	17,787	(6,489)	(36)%
Subtotal Drilling & Rig Services (3)	104,857	149,844	(44,987)	(30)%	306,167	305,345	822	0%
Completion & Production Services:
Completion Services	—	(581)	581	100%	(55,243)	(34,216)	(21,027)	(61)%
Production Services	—	29,889	(29,889)	(100)%	(3,296)	60,480	(63,776)	(105)%
Subtotal Completion & Production Services (4)	—	29,308	(29,308)	(100)%	(58,539)	26,264	(84,803)	(323)%

Other reconciling items (8)	(34,876)	(45,692)	10,816	24%	(84,200)	(89,108)	4,908	6%
Total adjusted income (loss) derived from operating activities	$69,981	$133,460	$(63,479)	(48)%	$163,428	$242,501	$(79,073)	(33)%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages)

Total adjusted EBITDA	$288,177	$416,280	$(128,103)	(31)%	$662,643	$807,448	$(144,805)	(18)%
Depreciation and amortization	(218,196)	(282,820)	(64,624)	(23)%	(499,215)	(564,947)	(65,732)	(12)%
Total adjusted income (loss) derived from operating activities (9)	69,981	133,460	(63,479)	(48)%	163,428	242,501	(79,073)	(33)%
Earnings (losses) from equity method investment (5)	(800)	—	(800)	(100)%	(800)	—	(800)	(100)%
Interest expense	(44,469)	(46,303)	(1,834)	(4)%	(91,070)	(91,113)	(43)	(0)%
Investment income (loss)	1,181	7,066	(5,885)	(83)%	2,150	8,046	(5,896)	(73)%
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(1,338)	(16,504)	(15,166)	(92)%	54,504	(17,980)	72,484	403%
Income (loss) from continuing operations before income taxes	24,555	77,719	(53,164)	(68)%	128,212	141,454	(13,242)	(9)%
Income tax expense (benefit)	66,445	10,756	55,689	518%	45,740	24,764	20,976	85%
Subsidiary preferred stock dividend	—	1,234	(1,234)	(100)%	—	1,984	(1,984)	(100)%
Income (loss) from continuing operations, net of tax	(41,890)	65,729	(107,619)	(164)%	82,472	114,706	(32,234)	(28)%
Income (loss) from discontinued operations, net of tax	5,025	(1,032)	6,057	587%	4,208	483	3,725	771%
Net income (loss)	(36,865)	64,697	(101,562)	(157)%	86,680	115,189	(28,509)	(25)%
Less: Net (income) loss attributable to noncontrolling interest	44	(253)	297	117%	133	(826)	959	116%
Net income (loss) attributable to Nabors	$(36,821)	$64,444	$(101,265)	(157)%	$86,813	$114,363	$(27,550)	(24)%

Diluted earnings (losses) per share:
From continuing operations	$(0.14)	$0.21	$(0.35)	(167)%	$0.28	$0.37	$(0.09)	(24)%
From discontinued operations	0.01	—	0.01	100%	0.02	—	0.02	100%
Total diluted	$(0.13)	$0.21	$(0.34)	(162)%	$0.30	$0.37	$(0.07)	(19)%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
Rig activity:
Rig years: (10)
U.S.	119.5	215.3	(95.8)	(44)%	143.4	211.0	(67.6)	(32)%
Canada	9.7	21.6	(11.9)	(55)%	17.6	32.6	(15.0)	(46)%
International (11)	127.1	127.3	(0.2)	(0)%	128.6	128.6	—	—
Total rig years	256.3	364.2	(107.9)	(30)%	289.6	372.2	(82.6)	(22)%
Rig hours: (12)
U.S. Production Services	—	210,750	(210,750)	(100)%	129,652	420,732	(291,080)	(69)%
Canada Production Services	—	28,671	(28,671)	(100)%	23,947	70,211	(46,264)	(66)%
Total rig hours	—	239,421	(239,421)	(100)%	153,599	490,943	(337,344)	(69)%

(1)	All periods present the operating activities of most of our wholly owned oil and gas businesses as discontinued operations.

(2)	Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)

Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of ($0.3) million and ($0.8) million for the three months ended June 30, 2015 and 2014, respectively, and $5.9 million and ($3.3) million for the six months ended June 30, 2015 and 2014, respectively.

(4)

Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.2 million for the three months ended June 30, 2014 and $0.3 million for each of the six months ended June 30, 2015 and 2014. These investments were included in the Completion & Production Service business line that was merged with C&J Energy in March 2015.

(5)	Represents our share of the net income (loss) of CJES for the eight-day period from the closing of the Merger until March 31, 2015.

(6)	Represents the elimination of inter-segment transactions.

(7)

Adjusted EBITDA is computed by subtracting the sum of direct costs and general and administrative expenses and earnings (losses) from our equity method investment from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. Adjusted EBITDA is a non-GAAP measure and should not be used in isolation as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted EBITDA and adjusted income (loss) derived from operating activities, because we believe that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(8)	Represents elimination of inter-segment transactions and unallocated corporate expenses.

(9)

Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization and earnings (losses) from our equity method investment from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. Adjusted income (loss) derived from operating activities is a non-GAAP measure and should not be used in isolation as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted EBITDA and adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(10)

Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(11)

Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years the three and six months ended June 30, 2014. As of May 24, 2015, this was no longer an unconsolidated affiliate.

(12)

Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter. This fleet was included in the Completion & Production Services business line that was merged with C&J Energy in March 2015, therefore we will no longer report this performance metric.

Segment Results of Operations

Drilling & Rig Services

Our Drilling & Rig Services business line is comprised of four operating segments: U.S., Canada, International and Rig Services. For a description of this business line, see Management Overview above. The following table presents our revenues, adjusted income and rig years by operating segment, as applicable, for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Revenues	$321,169	$532,894	$(211,725)	(40)%	$774,990	$1,043,370	$(268,380)	(26)%
Adjusted EBITDA	$136,499	$206,061	$(69,562)	(34)%	$324,244	$393,698	$(69,454)	(18)%
Adjusted income	$31,445	$89,977	$(58,532)	(65)%	$108,483	$162,471	$(53,988)	(33)%

Rig years	119.5	215.3	(95.8)	(44)%	143.4	211.0	(67.6)	(32)%

Canada
Revenues	$21,413	$54,861	$(33,448)	(61)%	$79,253	$166,482	$(87,229)	(52)%
Adjusted EBITDA	$3,732	$14,216	$(10,484)	(74)%	$22,200	$54,335	$(32,135)	(59)%
Adjusted income	$(8,268)	$225	$(8,493)	(3775)%	$(1,910)	$26,385	$(28,295)	(107)%

Rig years	9.7	21.6	(11.9)	(55)%	17.6	32.6	(15.0)	(46)%

International
Revenues	$458,229	$391,251	$66,978	17%	$903,629	$766,320	$137,309	18%
Adjusted EBITDA	$176,994	$139,336	$37,658	27%	$378,022	$277,327	$100,695	36%
Adjusted income	$83,255	$50,583	$32,672	65%	$188,296	$98,702	$89,594	91%

Rig years	127.1	127.3	(0.2)	(0)%	128.6	128.6	—	—

Rig Services
Revenues	$100,599	$161,740	$(61,141)	(38)%	$244,683	$305,466	$(60,783)	(20)%
Adjusted EBITDA	$6,341	$17,176	$(10,835)	(63)%	$27,924	$33,667	$(5,743)	(17)%
Adjusted income	$(1,575)	$9,059	$(10,634)	(117)%	$11,298	$17,787	$(6,489)	(36)%

U.S.

Our U.S. Drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results decreased during the three and six months ended June 30, 2015 compared to the corresponding 2014 periods primarily due to a decline in drilling activity in the lower 48 states, reflected by a 44% reduction in rig years during the second quarter of 2015 compared to 2014, this decrease was primarily driven by lower oil prices beginning in the fourth quarter of 2014 and diminished demand as customers released rigs and delayed drilling projects in response to the significant drop in oil prices. The decline in revenue in the lower 48 states was partially offset by a decrease in operating and general and administrative costs due to cost reduction efforts.

Canada

Operating results decreased during the three and six months ended June 30, 2015 compared to the corresponding 2014 periods primarily due to a decline in drilling rig activity and dayrates, the direct result of lower industry activity and pricing pressure from customers resulting from the decline in oil and gas prices. The lower activity is evidenced by a 55% reduction in rig years during the second quarter of 2015 compared to 2014. The Canadian dollar weakened approximately 14% against the U.S. dollar year-over-year. This negatively impacted margins, as both revenues and expenses are denominated in Canadian dollars.

International

Operating results increased during the three and six months ended June 30, 2015 compared to the corresponding 2014 periods primarily as a result of increases in rig counts and margins in Saudi Arabia, Australia and Kazakhstan. Furthermore, our International operations benefitted from the incremental margins associated with deployments of several newly constructed rigs throughout 2014. These increases were partially offset by a decrease in rig years in Mexico.

Rig Services

Operating results decreased during the three and six months ended June 30, 2015 compared to the corresponding 2014 periods primarily due to a broad-based decline in revenue-producing activities, including top drives and catwalk sales and the continued decline in financial results in our directional drilling businesses due to intense competition and the low price of oil. The decline in revenue was partially offset by a decrease in operating and general and administrative costs due to cost-reduction efforts.

OTHER FINANCIAL INFORMATION

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages)

General and administrative expenses	$86,290	$133,630	$(47,340)	(35)%	$213,423	$267,896	$(54,473)	(20)%
As a percentage of operating revenue	10.0%	8.3%	1.7%	20%	9.4%	8.4%	1.0%	12%

Depreciation and amortization	218,196	282,820	(64,624)	(23)%	499,215	564,947	(65,732)	(12)%
Earnings (losses) from equity method investment	(800)	—	(800)	(100)%	(800)	—	(800)	(100)%
Interest expense	44,469	46,303	(1,834)	(4)%	91,070	91,113	(43)	(0)%
Investment income	1,181	7,066	(5,885)	(83)%	2,150	8,046	(5,896)	(73)%
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	1,338	16,504	(15,166)	(92)%	(54,504)	17,980	(72,484)	(403)%

General and administrative expenses

General and administrative expenses decreased during the three and six months ended June 30, 2015 as compared to the corresponding 2014 periods, partially because we no longer consolidate these expenses from our Completion & Production business line as a result of the Merger, also due to as a reduction in workforce and general cost-reduction efforts across the remaining operating units. As a percentage of operating revenues, general and administrative expenses are slightly higher in 2015 due to the reductions in revenues across the U.S. operating units.

Depreciation and amortization

Depreciation and amortization expense decreased during the three and six months ended June 30, 2015 compared to the corresponding 2014 periods, primarily as a result of the impairment and retirement of rigs and rig components during the fourth quarter of 2014, which more than offset the incremental depreciation attributed to newly constructed rigs, rig upgrades and other capital expenditures made during 2014.

Earnings (losses) from equity method investment

Earnings (losses) from equity method investment represents our share of the net income (loss) of CJES. We account for our investment in CJES on a one-quarter lag, so accordingly the three months ended June 30, 2015 includes our share of the net income (loss) of CJES for the eight-day period from the closing of the Merger until March 31, 2015.

Interest expense

Interest expense decreased slightly during the three and six months ended June 30, 2015 compared to the corresponding 2014 period. Throughout the second quarter of 2015, our average outstanding debt balances were lower than those in the corresponding 2014 period, primarily due to the repayment of a portion of our outstanding debt balance using cash consideration received in connection with the Merger. Average interest rates were also lower on our outstanding revolving credit facility and commercial paper during the three and six months ended June 30, 2015 as compared to the corresponding 2014 periods.

Investment income

Investment income for the three and six months ended June 30, 2015 included realized gains of $1.1 million and $1.6 million, respectively, attributable to interest and dividend income.

Investment income for the three and six months ended June 30, 2014 included realized gains of $2.0 million and $3.0 million, respectively, attributable to interest and dividend income. Additionally, during the three months ended June 30, 2014 we recognized realized gains of $5.0 million related to the sale of some of our available-for-sale securities.

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended June 30, 2015 was a net loss of $1.3 million, which included increases to our litigation reserves of $2.1 million and foreign currency exchange losses of approximately $1.8 million. These losses were partially offset by a $2.3 million gain associated with our acquisition of the remaining interest in Nabors Arabia.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the six months ended June 30, 2015 was a net gain of $54.5 million, which included a net gain of $52.6 million related to the Merger, decreases to our litigation reserves of $1.9 million and foreign currency exchange gains of approximately $0.5 million. These gains were partially offset by net losses on sales and disposals of assets of approximately $2.7 million.

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

Income tax rate

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)

Effective income tax rate from continuing operations	271%	14%	257%	1836%	36%	18%	18%	100%

The change in our worldwide effective tax rate during the three and six months ended June 30, 2015 compared to the corresponding 2014 period is primarily attributable to the effect of the geographic mix of pre-tax earnings (losses), along with the cumulative impact to the effective tax rate of our change in the annual forecasted amount of pre-tax earnings (losses), including the forecast of greater losses in high-tax jurisdictions.

Assets Held-for-Sale

Assets held for sale of $136.7 million and $146.5 million as of June 30, 2015 and December 31, 2014, respectively, consisted solely of our oil and gas holdings in the Horn River basin in western Canada.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. At June 30, 2015, our undiscounted contractual commitments for these contracts approximated $43.2 million, and we had liabilities of $25.0 million, $7.8 million of which were classified as current and are included in accrued liabilities.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues

Oil and Gas	$855	$3,471	$(2,616)	(75)%	$2,305	$8,528	$(6,223)	(73)%

Income (loss) from discontinued operations, net of tax
Oil and Gas	$5,025	$(1,032)	$6,057	587%	$4,208	$483	$3,725	771%

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2015 and 2014 below.

Operating Activities. Net cash provided by operating activities totaled $517.4 million during the six months ended June 30, 2015, compared to $846.0 million during the corresponding 2014 period. Operating cash flows are our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $578.8 million and $721.5 million during the six months ended June 30, 2015 and 2014, respectively. This decline of approximately 20% is partially attributable to the deconsolidation of our Completion & Production business line and further supplemented by reduced operating results in the U.S. and Canada drilling segments. Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements, along with payments of operating payables can be significant factors affecting operating cash flows. Changes in working capital items used $61.4 million and provided $124.5 million in cash during the six months ended June 30, 2015 and 2014, respectively.

Investing Activities. Net cash provided by investing activities totaled $62.4 million during the six months ended June 30, 2015 compared to net cash used of $782.9 million during the corresponding 2014 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2015 and 2014, we used cash for capital expenditures totaling $566.7 million and $862.7 million, respectively. During the six months ended June 30, 2015, we received proceeds related to the Merger of $660.1 million.

Financing Activities. Net cash used for financing activities totaled $639.2 million during the six months ended June 30, 2015 compared to $35.1 million during the corresponding 2014 period. This was primarily due to the repayment of $658.5 million on amounts borrowed under our commercial paper program and revolving credit facility, using a portion of the cash consideration received in connection with the Merger.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $0.8 - $0.9 billion. Purchase commitments outstanding at June 30, 2015 totaled approximately $391.3 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, upgrades to our offshore rigs and additions to the technology assets that we own and operate. We can reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. In light of the recent decline in crude oil prices, we have already undertaken many cost cutting initiatives in an effort to minimize the negative impact to our business. We have undertaken efforts to reduce capital expenditures, operating costs and administrative expenses. Since the last downturn in 2009, we have strengthened our financial flexibility by streamlining operations, shedding non-core businesses and reducing net debt and interest expense.

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

There have been no significant changes to the contractual cash obligations table that was included in our 2014 Annual Report.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and commercial paper program and cash generated from operations. As of June 30, 2015, we had cash and short-term investments of $469.9 million and working capital of $0.7 billion. As of December 31, 2014, we had cash and short-term investments of $536.2 million and working capital of $1.2 billion. At June 30, 2015, we had $1.4 billion of availability remaining under our $1.725 billion revolving credit facility and commercial paper program.

In February 2015, we exercised the accordion feature under our revolving credit facility to increase the borrowing capacity by $225.0 million to $1.725 billion. In addition, Nabors Industries, Inc., our wholly owned subsidiary, entered into a new unsecured term loan facility for $300.0 million with a three-year maturity, which was fully and unconditionally guaranteed by us. Under the new term loan facility, we were required to prepay amounts outstanding under the loan facility upon the closing of the Merger. On March 27, 2015, we repaid the $300.0 million term loan and terminated the facility according to the terms of the agreement using a portion of the cash consideration received in connection with the Merger.

We have effectively reduced our outstanding long-term debt by $125.4 million during the quarter. Additionally, in July 2015, we increased the borrowing capacity under our revolving credit facility to $2.2 billion and extended the maturity date of our revolving credit facility, bringing our availability in excess of $1.8 billion as of the date of this report. We expect to use the extended facility to provide financial flexibility for strategic investment opportunities, debt refinancing and other corporate uses.

We had 11 letter-of-credit facilities with various banks as of June 30, 2015. Availability under these facilities as of June 30, 2015 was as follows:

(In thousands)
Credit available	$647,239
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	202,677
Remaining availability	$444,562

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

Our gross debt to capital ratio was 0.43:1 as of June 30, 2015 and 0.47:1 as of December 31, 2014. Our net debt to capital ratio was 0.40:1 as of June 30, 2015 and 0.44:1 as of December 31, 2014. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 9.0:1 as of June 30, 2015 and 9.8:1 as of December 31, 2014. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) adjusted EBITDA divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2015	2016	2017	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$102,107	$141,132	$19	$—	$243,258

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

Previously Reported Material Weakness

As disclosed in Item 9A in our 2014 Annual Report, management concluded that our internal control over financial reporting related to the accounting for and disclosures related to a non-routine complex legal entity restructuring were ineffective as of December 31, 2014 as a result of a control deficiency that constituted a material weakness. Specifically, during the operation of a tax control, we failed to detect the use of inaccurate historical tax attributes. Accordingly, we initially did not appropriately record the tax impact related to the third quarter 2014 restructuring of our Completion and Production Services entities in preparation for the then pending Merger.

In response to the material weakness described above, during the quarter ended March 31, 2015, we implemented new procedures to remediate the previously identified material weakness. Specifically, the new procedures include the hiring of new tax personnel and redefining the role of our external tax advisors, which has allowed for enhanced analysis, review and documentation of non-routine tax matters.  During the quarter ended June 30, 2015, we completed the testing of these controls and found them to be effective.  Based on the actions taken, and the testing and evaluation of the effectiveness of the control, management concluded that this control is operating effectively and the material weakness described above has been remediated as of the date of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 11 — Commitments and Contingencies.

ITEM 1A. RISK FACTORS

Our business, financial condition or results of operations could be materially adversely affected by the risk factor discussed below. In addition to the information set forth elsewhere in this report, the risk factors set forth in Item 1A. Risk Factors in our 2014 Annual Report and Form 10-Q for the three months ended March 31, 2015 should be carefully considered when evaluating us. These risks are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations

The oilfield services industry is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Most rigs and drilling-related equipment can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of such rigs and drilling-related equipment in certain areas, and accordingly, significant price competition. In addition, in recent years, the ability to deliver rigs with new technology and features has become an important factor in determining job awards. Our customers are increasingly demanding the services of newer, higher specification drilling rigs, which requires continued technological developments and increased capital expenditures, and our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements for equipment. New technologies, services or standards could render some of our services, drilling rigs or equipment obsolete. As a result of these and other competitive factors, we may be unable to maintain or increase our market share, utilization rates and/or prices for our services, which could adversely affect our business, financial condition and results of operations.  In addition, we have a number of customer contracts that will expire in 2015 and 2016. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers’ future drilling plans which are subject to change. Due to the highly competitive nature of the industry, which can be exacerbated during times of depressed market conditions, we may not be able to renew or replace expiring contracts or, if we are able to, we may not be able to secure existing day rates or terms that are favorable to us, which could have a material adverse effect on our business and results of operations.

Our drilling contracts may in certain instances be renegotiated or terminated and may not require an early termination payment to us

Most of our drilling contracts require that an early termination payment be made to us if a contract is terminated by the customer prior to its expiration. Such payments may not fully compensate us for the loss of a contract, and in certain circumstances, such as, but not limited to, destruction of a drilling rig that is not replaced within a specified period of time or other breach of our contractual obligations, the customer may not be obligated to make an early termination payment to us. The early termination of a contract may result in a rig being idle for an extended period of time, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, during periods of depressed market conditions, such as the one we are currently experiencing and which we expect to continue during 2015, we may be subject to an increased risk of our customers seeking to renegotiate, repudiate or terminate their contracts. Our customers’ ability to perform their obligations under the contract, including their ability to pay us or fulfill their indemnity obligations, may also be impacted by an economic downturn or other adverse conditions in existence in the oil and gas market. If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms — which may prove difficult during a depressed market — or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2015 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

Period (In thousands, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30, 2015	2	$15.12	—	—
May 1 - May 31, 2015	<1	$14.97	—	—
June 1 - June 30, 2015	21	$14.71	—	—

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Restrepo
William Restrepo
Chief Financial Officer

Date:	August 5, 2015

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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