Form 10-Q
period 2015-09-30
NABORS INDUSTRIES LTD
filed 2015-11-06
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of November 4, 2015 was 330,569,716.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(In thousands, except per share amounts)	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$251,366	$501,149
Short-term investments	25,196	35,020
Assets held for sale	78,400	146,467
Accounts receivable, net	871,385	1,517,503
Inventory	177,221	230,067
Deferred income taxes	39,981	118,230
Other current assets	275,526	193,438
Total current assets	1,719,075	2,741,874
Long-term investments and other receivables	2,455	2,806
Property, plant and equipment, net	7,287,531	8,599,125
Goodwill	150,032	173,928
Investment in unconsolidated affiliates	460,543	58,251
Other long-term assets	309,545	303,958
Total assets	$9,929,181	$11,879,942

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$8,982	$6,190
Trade accounts payable	302,415	780,060
Accrued liabilities	730,809	728,004
Income taxes payable	7,345	53,221
Total current liabilities	1,049,551	1,567,475
Long-term debt	3,737,773	4,348,859
Other long-term liabilities	630,458	601,816
Deferred income taxes	—	443,003
Total liabilities	5,417,782	6,961,153

Commitments and contingencies (Note 11)

Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 330,595 and 328,196, respectively	331	328
Capital in excess of par value	2,484,946	2,452,261
Accumulated other comprehensive income (loss)	(21,563)	77,522
Retained earnings	3,311,662	3,573,172
Less: treasury shares, at cost, 47,070 and 38,788 common shares, respectively	(1,273,063)	(1,194,664)
Total shareholders’ equity	4,502,313	4,908,619
Noncontrolling interest	9,086	10,170
Total equity	4,511,399	4,918,789
Total liabilities and equity	$9,929,181	$11,879,942

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014

Revenues and other income:
Operating revenues	$847,553	$1,813,762	$3,125,565	$5,020,361
Earnings (losses) from unconsolidated affiliates	(35,100)	(2,851)	(29,714)	(5,872)
Investment income (loss)	(22)	2,189	2,128	10,235
Total revenues and other income	812,431	1,813,100	3,097,979	5,024,724

Costs and other deductions:
Direct costs	518,174	1,181,986	1,926,306	3,310,220
General and administrative expenses	81,748	138,967	295,171	406,863
Depreciation and amortization	240,107	286,581	739,322	851,528
Interest expense	44,448	43,138	135,518	134,251
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	259,731	(1,513)	205,227	16,467
Total costs and other deductions	1,144,208	1,649,159	3,301,544	4,719,329
Income (loss) from continuing operations before income tax	(331,777)	163,941	(203,565)	305,395
Income tax expense (benefit):
Current	13,735	72,371	46,682	93,606
Deferred	(94,633)	(10,860)	(81,840)	(7,331)
Total income tax expense (benefit)	(80,898)	61,511	(35,158)	86,275
Subsidiary preferred stock dividend	—	—	—	1,984
Income (loss) from continuing operations, net of tax	(250,879)	102,430	(168,407)	217,136
Income (loss) from discontinued operations, net of tax	(45,275)	4,005	(41,067)	4,488
Net income (loss)	(296,154)	106,435	(209,474)	221,624
Less: Net (income) loss attributable to noncontrolling interest	320	(387)	453	(1,213)
Net income (loss) attributable to Nabors	$(295,834)	$106,048	$(209,021)	$220,411

Earnings (losses) per share:
Basic from continuing operations	$(0.86)	$0.34	$(0.57)	$0.72
Basic from discontinued operations	(0.16)	0.02	(0.15)	0.02
Total Basic	$(1.02)	$0.36	$(0.72)	$0.74

Diluted from continuing operations	$(0.86)	$0.34	$(0.57)	$0.71
Diluted from discontinued operations	(0.16)	0.01	(0.15)	0.02
Total Diluted	$(1.02)	$0.35	$(0.72)	$0.73

Weighted-average number of common shares outstanding:
Basic	284,112	292,621	285,186	292,613
Diluted	284,112	295,005	285,186	295,353

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014

Net income (loss) attributable to Nabors	$(295,834)	$106,048	$(209,021)	$220,411
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors
Unrealized gain (loss) on translation adjustment	(38,859)	(41,713)	(95,125)	(46,052)
Less: reclassification adjustment for realized loss on translation adjustment	—	—	5,365	—
Translation adjustment attributable to Nabors	(38,859)	(41,713)	(89,760)	(46,052)
Unrealized gains (losses) on marketable securities
Unrealized gains (losses) on marketable securities	(8,127)	(15,054)	(10,127)	(34,587)
Less: reclassification adjustment for (gains) losses on marketable securities	—	267	—	(4,636)
Unrealized gains (losses) on marketable securities	(8,127)	(14,787)	(10,127)	(39,223)
Pension liability amortization and adjustment	276	123	828	369
Unrealized gains (losses) and amortization of cash flow hedges	153	153	459	459
Other comprehensive income (loss), before tax	(46,557)	(56,224)	(98,600)	(84,447)
Income tax expense (benefit) related to items of other comprehensive income (loss)	162	107	485	(529)
Other comprehensive income (loss), net of tax	(46,719)	(56,331)	(99,085)	(83,918)
Comprehensive income (loss) attributable to Nabors	(342,553)	49,717	(308,106)	136,493
Net income (loss) attributable to noncontrolling interest	(320)	387	(453)	1,213
Translation adjustment attributable to noncontrolling interest	(476)	(522)	(1,194)	(624)
Comprehensive income (loss) attributable to noncontrolling interest	(796)	(135)	(1,647)	589
Comprehensive income (loss)	$(343,349)	$49,582	$(309,753)	$137,082

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(209,474)	$221,624
Adjustments to net income (loss):
Depreciation and amortization	741,919	853,715
Deferred income tax expense (benefit)	(100,751)	(4,888)
Losses (gains) on long-lived assets, net	76,040	(12,066)
Losses (gains) on investments, net	—	(4,930)
Loss on debt extinguishment	—	3,212
Share-based compensation	39,024	28,141
Foreign currency transaction losses (gains), net	7,443	3,416
Impairment of investment in unconsolidated affiliate	180,591	—
Gain on merger transaction, net	(47,074)	—
Gain on acquisitions	(2,308)	—
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	38,909	3,527
Other	7,259	(2,924)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	449,847	(229,161)
Inventory	9,483	(34,987)
Other current assets	146,123	74,249
Other long-term assets	263,582	8,791
Trade accounts payable and accrued liabilities	(699,765)	168,801
Income taxes payable	(40,756)	(50,904)
Other long-term liabilities	(255,081)	218,728
Net cash provided by operating activities	605,011	1,244,344
Cash flows from investing activities:
Purchases of investments	(8)	(319)
Sales and maturities of investments	859	23,580
Cash paid for acquisition of businesses, net of cash acquired	(57,909)	(10,200)
Investment in unconsolidated affiliates	(445)	(2,061)
Proceeds from merger transaction	650,050	—
Capital expenditures	(744,047)	(1,344,222)
Proceeds from sales of assets and insurance claims	30,164	129,825
Other	1,700	(3,931)
Net cash used for investing activities	(119,636)	(1,207,328)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	363	(3,867)
Proceeds from (payments for) issuance of common shares	1,198	30,240
Dividends to shareholders	(52,489)	(41,781)
Proceeds from short-term borrowings	2,792	—
Proceeds from (payment for) commercial paper, net	(162,544)	441,530
Proceeds from revolving credit facilities	—	15,000
Reduction in revolving credit facilities	(450,000)	(70,000)
Reduction in long term debt	—	(40,098)
Proceeds from term loan facility	300,000	—
Payments on term loan facility	(300,000)	—
Purchase of preferred stock	—	(70,875)
Purchase of treasury stock	(44,978)	(250,037)
Reduction in short-term debt	—	(10,000)
Other	(7,534)	(7,581)
Net cash used for financing activities	(713,192)	(7,469)
Effect of exchange rate changes on cash and cash equivalents	(21,966)	(15,009)
Net increase (decrease) in cash and cash equivalents	(249,783)	14,538
Cash and cash equivalents, beginning of period	501,149	389,915
Cash and cash equivalents, end of period	$251,366	$404,453

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2013	323,711	$324	$2,392,585	$216,140	$4,304,664	$(944,627)	$12,091	$5,981,177
Net income (loss)					220,411		1,213	221,624
Dividends to shareholders					(41,781)			(41,781)
Redemption of subsidiary preferred stock					(1,688)			(1,688)
Repurchase of treasury shares						(250,037)		(250,037)
Other comprehensive income (loss), net of tax				(83,918)			(624)	(84,542)
Issuance of common shares for stock options exercised	3,034	3	30,237					30,240
Share-based compensation			28,141					28,141
Other	1,485	1	(7,582)				(2,319)	(9,900)
As of September 30, 2014	328,230	$328	$2,443,381	$132,222	$4,481,606	$(1,194,664)	$10,361	$5,873,234

As of December 31, 2014	328,196	$328	$2,452,261	$77,522	$3,573,172	$(1,194,664)	$10,170	$4,918,789
Net income (loss)					(209,021)		(453)	(209,474)
Dividends to shareholders					(52,489)			(52,489)
Repurchase of treasury shares						(78,399)		(78,399)
Other comprehensive income (loss), net of tax				(99,085)			(1,194)	(100,279)
Issuance of common shares for stock options exercised	130		1,198					1,198
Share-based compensation			39,024					39,024
Other	2,269	3	(7,537)				563	(6,971)
As of September 30, 2015	330,595	$331	$2,484,946	$(21,563)	$3,311,662	$(1,273,063)	$9,086	$4,511,399

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

As a global provider of services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of September 30, 2015 includes:

•                  476 actively marketed rigs for land-based drilling operations in the United States, Canada and over 20 other countries throughout the world; and

•                  42 actively marketed rigs for offshore drilling operations in the United States and numerous international markets.

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

On March 24, 2015, we completed the merger (the “Merger”) of our Completion & Production Services business line with C&J Energy Services, Inc. (“C&J Energy”). In the Merger and related transactions, our wholly-owned interest in our Completion & Production Service business line was exchanged for cash and an equity interest in the combined entity, C&J Energy Services Ltd. (“CJES”), and is now accounted for as an unconsolidated affiliate as of the acquisition date. See further discussion in Note 3 — Investments in Unconsolidated Affiliates. Prior to the Merger, this business line was comprised of our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management.

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

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements of Nabors have been prepared in conformity with the generally accepted accounting principles in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”). In management’s opinion, the unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2015 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2015 may not be indicative of results that will be realized for the full year ending December 31, 2015.

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). The investments in these entities are included in investment in unconsolidated affiliates in our consolidated balance sheets. We record our share of the net income (loss) of our equity method investment in CJES on a one-quarter lag, as we are not able to obtain the financial information of CJES on a timely basis. See Note 3 — Investments in Unconsolidated Affiliates.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Raw materials	$131,729	$133,797
Work-in-progress	40,859	39,617
Finished goods	4,633	56,653
	$177,221	$230,067

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

Based on our annual review during the second quarter of 2015, we did not record a goodwill impairment. No events were noted in the current quarter that would cause us to revise our previous assessment.

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

In July 2015, the FASB issued an ASU to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory. Subsequent measurement is unchanged for inventory measured using the last-in, first-out or the retail inventory method. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In September 2015, the FASB issued an ASU to simplify the accounting for measurement-period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

Note 3 Investments in Unconsolidated Affiliates

On March 24, 2015, we completed the Merger of our Completion & Production Services business line with C&J Energy. We received total consideration comprised of approximately $693.5 million in cash ($650.0 million after settlement of working capital requirements) and approximately 62.5 million common shares in the combined company, CJES, representing approximately 53% of the outstanding and issued common shares of CJES as of the closing date. Because we have significant influence over CJES, but not a controlling financial interest, we account for our investment in CJES under the equity method of accounting.

Our consolidated statement of income (loss) for the nine months ended September 30, 2015 consolidates the operating results of our Completion & Production Services business line through the closing date of the Merger. As a result of the Merger, CJES became an unconsolidated affiliate and we no longer consolidate the operating results of our Completion & Production Services business line. Therefore, subsequent to the closing date of the Merger, our share of the net income (loss) of our equity method investment in CJES is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). Our policy is to record our share of the net income (loss) of CJES on a one-quarter lag as we are not able to obtain the financial information of CJES on a timely basis. Accordingly, the equity in earnings from CJES, which is reflected in earnings (losses) from unconsolidated affiliates in our consolidated statement of income (loss) for the nine months ended September 30, 2015 includes our share of the net income (loss) of CJES from the closing date of the Merger until June 30, 2015.

We record our investment in the equity of CJES in the Investment in unconsolidated affiliates line in our consolidated balance sheet. We review our equity method investments for impairment whenever certain impairment indicators exist including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment that is other than a temporary decline should be recognized. During the quarter, we determined the carrying value of our investment was other than temporarily impaired which resulted in an other-than-temporary impairment charge of $180.6 million. This other-than-temporary impairment is reflected in losses (gains) on sales and disposals of long-lived assets and other expense (income) in our consolidated statements of income (loss) for the three and nine months ended September 30, 2015. See Note 13 — Supplemental Balance Sheet, Income Statement and Cash Flow Information.

During the first quarter of 2015, we recognized an estimated gross gain of $102.2 million in connection with the Merger based on the difference between the consideration received and the carrying value of the assets and liabilities of our Completion & Production Services business line. This gain was partially offset by $49.6 million in transaction costs related to the Merger. During the three months ended September 30, 2015, we recorded a post-closing adjustment of $5.5 million attributable to the settlement of certain working capital requirements at the completion of the transition period.

The following table presents summarized income statement (loss) information for CJES for the six months ended June 30, 2015, which is reflected in earnings (losses) from unconsolidated affiliates in our consolidated statement of income (loss) for the nine months ended September 30, 2015:

Six Months Ended
June 30,
(In thousands)	2015
Gross Revenues	$912,381
Gross Margin	146,772
Net income (loss)	(95,784)
Nabors’ share of equity method earnings (losses)	(35,900)

Note 4 Acquisitions

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia, our joint venture in Saudi Arabia, making it a wholly owned subsidiary. Previously, we held a 51% equity interest with a carrying value of $44.7 million and we had accounted for the joint venture as an equity method investment. The acquisition of the remaining interest allows us to strategically align our future growth in this market by providing additional flexibility to invest capital and pursue future investment opportunities. As a result, we consolidated the assets and liabilities of Nabors Arabia on May 24, 2015 based on their respective estimated fair values. We have also consolidated the operating results of Nabors Arabia since the acquisition date and reported those results in our International drilling segment. The excess of the estimated fair value of the assets and liabilities over the net carrying value of our previously held equity interest resulted in a gain of $2.3 million and was reflected in losses (gains) on sales and disposals of long-lived assets and other expense (income) in the consolidated statements of income (loss).

The following table provides the preliminary estimates for allocation of the purchase price as of the acquisition date. This allocation was based on the significant use of estimates and on information that was available to management at the time these interim unaudited consolidated financial statements were prepared. We will continue to adjust the allocations until final valuation of the assets and liabilities is completed.

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

The goodwill recognized as a result of the acquisition of $58.7 million is primarily attributable to the workforce of the acquired business, strategic market access, ability to provide other services and products, a strategic customer with a long history of business and the expected synergies from combining the operations. This goodwill is not expected to be deductible for tax purposes. The identifiable intangible asset of $12.4 million consists of the fair value of the acquired favorable contracts, which is provisional pending the final valuation of these contractual assets.

We have included an additional $142.3 million in operating revenues and $6.2 million in earnings from the acquisition date through September 30, 2015 in our consolidated statements of income (loss) as a result of this acquisition.

The following unaudited supplemental pro forma results present consolidated information as if the acquisition had been completed as of January 1, 2014. The unaudited supplemental pro forma results should not be considered indicative of the results that would have occurred if the acquisition had been consummated as of January 1, 2014; nor are they indicative of future results.

	Nine Months Ended
	September 30,
(In thousands, except per share amounts)	2015	2014
Total revenues and other income	$3,268,546	$5,173,745
Income (loss) from continuing operations, net of tax	(175,587)	218,274
Income (loss) from continuing operations per share - basic	$(0.61)	$0.72
Income (loss) from continuing operations per share - diluted	$(0.61)	$0.72

Note 5 Cash and Cash Equivalents and Short-term Investments

Certain information related to our cash and cash equivalents and short-term investments follows:

	September 30, 2015			December 31, 2014
	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses
	(In thousands)
Cash and cash equivalents	$251,366	$—	$—	$501,149	$—	$—
Short-term investments:
Available-for-sale equity securities	25,180	6,535	(1,709)	35,002	14,648	—
Available-for-sale debt securities:
Mortgage-CMO debt securities	16	—	—	18	—	(1)
Total short-term investments	25,196	6,535	(1,709)	35,020	14,648	(1)
Total cash, cash equivalents and short-term investments	$276,562	$6,535	$(1,709)	$536,169	$14,648	$(1)

Certain information regarding our debt and equity securities is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Available-for-sale
Proceeds from sales and maturities	$—	$—	$—	$22,313
Realized gains (losses), net	$—	$(267)	$—	$4,636

Note 6 Fair Value Measurements

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2015 consist of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three and nine months ended September 30, 2015, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The majority of our short-term investments are categorized as Level 1 and had a fair value of $25.2 million as of September 30, 2015.

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

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with GAAP. The fair value of our long-term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
2.35% senior notes due September 2016	$349,938	$347,435	$349,887	$346,980
6.15% senior notes due February 2018	931,614	990,761	930,693	991,920
9.25% senior notes due January 2019	339,607	387,658	339,607	403,531
5.00% senior notes due September 2020	698,482	680,449	698,253	687,953
4.625% senior notes due September 2021	698,568	638,988	698,388	661,619
5.10% senior notes due September 2023	348,989	311,476	348,893	332,759
Term loan facility	—	—	—	—
Revolving credit facility	—	—	450,000	450,000
Commercial paper	370,575	370,575	533,119	533,119
Other	8,982	8,982	6,209	6,209
Total	$3,746,755	$3,736,324	$4,355,049	$4,414,090

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 7 Share-Based Compensation

We have several share-based employee and director compensation plans, which are more fully described in Note 9 — Share-Based Compensation in our 2014 Annual Report. Total share-based compensation expense, which includes stock options and restricted shares, totaled $8.9 million and $8.8 million for the three months ended September 30, 2015 and 2014, respectively, and $39.0 million and $28.1 million for the nine months ended September 30, 2015 and 2014, respectively. Share-based compensation expense has been allocated to our various operating segments. See Note 15 — Segment Information.

Stock Options

The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $0.8 million and $49.1 million, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2015 and 2014 was $1.8 million and $1.6 million, respectively.

Restricted Stock

During the nine months ended September 30, 2015 and 2014, we awarded 2,544,643 and 1,154,615 shares of restricted stock based on performance, respectively, vesting over periods of up to four years, to our employees and directors. These awards had an aggregate value at their date of grant of $34.8 million and $26.4 million, respectively. The fair value of restricted shares that vested during the nine months ended September 30, 2015 and 2014 was $13.7 million and $19.6 million, respectively. The fair value of these awards is based on the closing price of Nabors shares on the date the awards are granted.

Restricted Stock Based on Performance

During the nine months ended September 30, 2015 and 2014, we awarded 438,307 and 362,311 shares of restricted stock, respectively, vesting over a period of three years to some of our executives. The performance awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the number of performance goals achieved during fiscal years 2014 and 2013, respectively.

Until shares are vested, our awards that vest based on performance conditions are liability-classified awards. Our accrued liabilities included $1.7 million for such awards at September 30, 2015 for the performance period beginning January 1, 2015 through December 31, 2015. The fair value of these awards that vested during the nine months ended September 30, 2015 was $3.7 million. The fair value of these awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Stock Based on Market Conditions

During the nine months ended September 30, 2015 and 2014, we awarded 544,925 and 395,550 shares of restricted stock based on market conditions, respectively, which will vest based on our performance compared to our peer group over a three-year period. These awards had an aggregate value at their date of grant of $4.7 million and $4.5 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Nine Months Ended
	September 30,
	2015	2014
Risk free interest rate	1.18%	0.80%
Expected volatility	50.00%	40.00%
Closing stock price at grant date	$12.98	$18.19
Expected term (in years)	3.0 years	2.97 years

Note 8 Debt

Debt consisted of the following:

	September 30,		December 31,
	2015		2014
	(In thousands)
2.35% senior notes due September 2016	$349,938	(1)	$349,887
6.15% senior notes due February 2018	931,614		930,693
9.25% senior notes due January 2019	339,607		339,607
5.00% senior notes due September 2020	698,482		698,253
4.625% senior notes due September 2021	698,568		698,388
5.10% senior notes due September 2023	348,989		348,893
Term loan facility	—		—
Revolving credit facility	—		450,000
Commercial paper	370,575		533,119
Other	8,982		6,209
	3,746,755		4,355,049
Less: current portion	8,982		6,190
	$3,737,773		$4,348,859

(1)         The 2.35% senior notes due September 2016 have been classified as long-term as we have the ability and intend to repay this obligation utilizing our revolving credit facility.

Commercial Paper Program

As of September 30, 2015, we had approximately $370.6 million of commercial paper outstanding. The weighted average interest rate on borrowings at September 30, 2015 was 0.569%. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now.

Revolving Credit Facility

During the quarter, we entered into an amendment to our existing committed, unsecured revolving credit facility to increase the borrowing capacity to $2.25 billion, extend the maturity date to July 2020 and increase the size of the accordion option to $500.0 million. The weighted average interest rate during the period ended September 30, 2015 was 1.48%. As of September 30, 2015, we had no borrowings outstanding under this facility. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. We were in compliance with all covenants under the agreement at September 30, 2015. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Term Loan Facility

On February 6, 2015, Nabors Industries, Inc., our wholly owned subsidiary, entered into an unsecured term loan facility for $300.0 million with a three-year maturity, which was fully and unconditionally guaranteed by us. Under the new term loan facility, we were required to prepay the loan upon the closing of the Merger, or if we otherwise disposed of assets, issued term debt, or issued equity with net proceeds of more than $70.0 million, subject to certain exceptions. The term loan agreement contained customary representations and warranties, covenants and events of default for loan facilities of this type. On March 27, 2015, we repaid the $300.0 million term loan, according to the terms of the agreement using a portion of the cash consideration received in connection with the Merger and the facility was terminated.

On September 29, 2015, Nabors Industries, Inc., our wholly owned subsidiary, entered into a new five-year unsecured term loan facility for $325.0 million, which is fully and unconditionally guaranteed by us. The term loan facility contains a mandatory prepayment of $162.5 million due in September 2018. As of September 30, 2015, we had no borrowings outstanding under this facility. On October 5, 2015, we drew the full $325.0 million available under this facility. We expect to use this facility to provide financial flexibility for strategic investment opportunities, debt refinancing and other corporate uses. Borrowings under this facility will bear interest for periods of one, two, three or six months, at an annual rate equal to LIBOR, plus the applicable interest margin. The interest margin is based on our long-term unsecured credit rating for debt as in effect from time to time. The term loan agreement contains customary representations and warranties, covenants and events of default for loan facilities of this type.

Note 9 Common Shares

During the nine months ended September 30, 2015 and 2014, our employees exercised vested options to acquire 0.1 million and 3.0 million of our common shares, respectively, resulting in proceeds of $1.2 million and $30.2 million, respectively. During the nine months ended September 30, 2015 and 2014, we withheld 0.6 million and 0.3 million, respectively, of our common shares with a fair value of $7.5 million and $7.6 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

During the nine months ended September 30, 2015, we repurchased 8.3 million of our common shares in the open market for $78.4 million, all of which are held in treasury.

On July 24, 2015, a cash dividend of $0.06 per share was declared for shareholders of record on September 9, 2015. The dividend was paid on September 30, 2015 in the amount of $17.5 million and was charged to retained earnings in our consolidated statement of changes in equity for the nine months ended September 30, 2015.

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

In 2009, the Court of Ouargla entered a judgment of approximately $13.6 million (at September 30, 2015 exchange rates) against us relating to alleged customs infractions in Algeria. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court (the “Supreme Court”). In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We again lodged an appeal to the Supreme Court, asserting the same challenges as before. While the appeal was pending, the Hassi Messaoud customs office initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. The customs authority demanded 50% of the total fine as a final settlement and seized additional funds of approximately $3.6 million. We have recorded a reserve in the amount of the posted security. The matter was heard by the Supreme Court on February 26, 2015, and on March 26, 2015, that court set aside the judgment of the Ouargla Court of Appeals and remanded the case to that court for further proceedings. A hearing was held on October 28, 2015 in the Ouargla Court of Appeals and on November 4, 2015, the court affirmed the Supreme Court’s decision that we were not guilty. We have filed an application to the Conseil d’Etat in an effort to recover amounts previously paid by us. A portion of those amounts has been returned, and our efforts to recover the additional $4.4 million continue.

In March 2011, the Court of Ouargla entered a judgment of approximately $26.7 million (at September 30, 2015 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $18.7 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2015	2016	2017	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$94,342	$139,707	$19	$—	$234,068

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
BASIC EPS:

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(250,879)	$102,430	$(168,407)	$217,136
Less: net (income) loss attributable to noncontrolling interest	320	(387)	453	(1,213)
Less: loss on redemption of subsidiary preferred stock	—	—	—	(1,688)
Less: (earnings) losses allocated to unvested shareholders	5,834	(1,579)	4,523	(3,286)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations	$(244,725)	$100,464	$(163,431)	$210,949
Income (loss) from discontinued operations	$(45,275)	$4,005	$(41,067)	$4,488

Weighted-average number of shares outstanding - basic	284,112	292,621	285,186	292,613

Earnings (losses) per share:
Basic from continuing operations	$(0.86)	$0.34	$(0.57)	$0.72
Basic from discontinued operations	(0.16)	0.02	(0.15)	0.02
Total Basic	$(1.02)	$0.36	$(0.72)	$0.74

DILUTED EPS:

Income (loss) from continuing operations attributed to common shareholders	$(244,725)	$100,464	$(163,431)	$210,949
Add: effect of reallocating undistributed earnings of unvested shareholders	—	11	—	25
Adjusted income (loss) from continuing operations attributed to common shareholders	$(244,725)	$100,475	$(163,431)	$210,974
Income (loss) from discontinued operations	$(45,275)	$4,005	$(41,067)	$4,488

Weighted-average number of shares outstanding - basic	284,112	292,621	285,186	292,613
Add: dilutive effect of potential common shares	—	2,384	—	2,740
Weighted-average number of diluted shares outstanding	284,112	295,005	285,186	295,353

Earnings (losses) per share:
Diluted from continuing operations	$(0.86)	$0.34	$(0.57)	$0.71
Diluted from discontinued operations	(0.16)	0.01	(0.15)	0.02
Total Diluted	$(1.02)	$0.35	$(0.72)	$0.73

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options with exercise prices greater than the average market price of our common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. The average number of options that were excluded from diluted earnings (losses) per share that would potentially dilute earnings (losses) per share were 9,416,647 and 5,389,090 shares during the three months ended September 30, 2015 and 2014, respectively, and 9,910,476 and 6,341,624 shares during the nine months ended September 30, 2015 and 2014, respectively. In any period during which the average market price of our common shares exceeds the exercise prices of these stock options, such stock options will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting.

Note 13 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Accrued compensation	$151,812	$177,707
Deferred revenue	360,513	298,345
Other taxes payable	42,175	58,445
Workers’ compensation liabilities	37,459	37,459
Interest payable	17,708	63,532
Litigation reserves	25,998	23,681
Current liability to discontinued operations	5,885	19,602
Current deferred tax liability	3,677	3,677
Current liability to acquisition of KVS	22,278	22,278
Share repurchase	33,421	—
Other accrued liabilities	29,883	23,278
	$730,809	$728,004

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Interest and dividend income	$34	$2,323	$1,636	$5,318
Gains (losses) on investments, net	(56)	(134)	492	4,917	(1)
	$(22)	$2,189	$2,128	$10,235

(1)         Includes realized gains of $5.0 million from the sale of available-for-sale securities.

Losses (gains) on sales and disposals of long-lived assets and other expense (income), net include the following:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014		2015	2014
	(In thousands)

Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$20,984	$(27,641	)(1)	$23,709	$(14,095)
Other-than-temporary impairment of unconsolidated affiliate (2)	180,591	—		180,591	—
Provision for International operations (3)	48,279	—		48,279	—
Merger transaction (4)	5,500	17,000		(47,074)	17,000
Litigation expenses	5,522	3,177		3,578	6,804
Foreign currency transaction losses (gains)	(1,496)	2,374		(2,044)	3,417
Other losses (gains)	351	3,577		(1,812)	3,341
	$259,731	$(1,513)		$205,227	$16,467

(1)         Includes a $22.2 million gain related to the sale of a large portion of our oil and gas properties located on the North Slope of Alaska. We retained a working interest and overriding royalty interest in these properties (“Alaska E&P assets”).

(2)         Represents an other-than-temporary impairment charge related to our investment in CJES, which we account for under the equity method. See Note 3 — Investments in Unconsolidated Affiliates.

(3)         Includes $25.4 million related to assets and receivables impacted by the degradation of the overall country economy and financial situation in Venezuela, which has been adversely affected by the downturn in oil prices, primarily comprised of a loss of $10.0 million related to the remeasurement of our net monetary assets denominated in local currency from the official exchange rate of 6.3 Bolivares per US dollar to the SIMADI exchange rate of 199 Bolivares per US dollar as of September 30, 2015 and $15.4 million related to the write-off of a receivable balance. The balance of this provision represents an obligation associated with the decision to exit a non-core business line in the region of $22.9 million.

(4)         Includes the settlement of certain working capital requirements, gain and transaction costs associated with the Merger. See Note 3 — Investments in Unconsolidated Affiliates.

The changes in accumulated other comprehensive income (loss), by component, includes the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)
As of January 1, 2014	$(2,419)	$71,742	$(4,075)	$150,892	$216,140
Other comprehensive income (loss) before reclassifications	—	(34,646)	—	(46,052)	(80,698)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	280	(3,726)	226	—	(3,220)
Net other comprehensive income (loss)	280	(38,372)	226	(46,052)	(83,918)
As of September 30, 2014	$(2,139)	$33,370	$(3,849)	$104,840	$132,222

(1)      All amounts are net of tax. Amounts in parentheses indicate debits.

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands)
As of January 1, 2015	$(2,044)	$14,996	$(7,263)	$71,833	$77,522
Other comprehensive income (loss) before reclassifications	—	(10,127)	—	(95,125)	(105,252)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	280	—	522	5,365	6,167
Net other comprehensive income (loss)	280	(10,127)	522	(89,760)	(99,085)
As of September 30, 2015	$(1,764)	$4,869	$(6,741)	$(17,927)	$(21,563)

(1)      All amounts are net of tax. Amounts in parentheses indicate debits.

The line items that were reclassified to net income include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Line item in consolidated statement of income (loss)	2015	2014	2015	2014
	(In thousands)

Investment income (loss)	$—	$(267)	$—	$4,636
Interest expense	153	153	459	459
General and administrative expenses	276	123	828	369
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	—	—	(5,365)	—
Total before tax	$(429)	$(543)	$(6,652)	$3,808
Tax expense (benefit)	(162)	(141)	(485)	588
Reclassification adjustment for (gains)/losses included in net income (loss)	$(267)	$(402)	$(6,167)	$3,220

Note 14 Assets Held-for-Sale and Discontinued Operations

Assets Held-for-Sale

Assets held for sale as of September 30, 2015 and December 31, 2014 included the following:

	September 30,		December 31,
	2015		2014
	(In thousands)
Oil and Gas	$76,300	(1)	$146,467
Other	2,100		—
	$78,400		$146,467

(1)      As of September 30, 2015, the carrying value of these assets was reduced by $51.0 million to reflect current fair value. The impairment charge is reflected in income (loss) from discontinued operations, net of tax in our consolidated statements of income (loss) as outlined below.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. At September 30, 2015, our undiscounted contractual commitments for these contracts approximated $35.3 million and we had liabilities of $20.3 million, $5.9 million of which were classified as current and were included in accrued liabilities. At December 31, 2014, we had liabilities of $40.2 million, $19.6 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term. Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014		2015	2014
	(In thousands)
Operating revenues (1)	$432	$2,314		$2,737	$10,842

Income (loss) from discontinued operations:
Income (loss) from discontinued operations	$(1,388)	$(509)		$(3,903)	$1,027
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets and obligations	55,044 (2)	(7,312	)(3)	56,075	(5,901)
Less: Income tax expense (benefit)	(11,157)	2,798		(18,911)	2,440
Income (loss) from discontinued operations, net of tax	$(45,275)	$4,005		$(41,067)	$4,488

(1)                   Reflects operating revenues of our historical oil and gas operating segment.

(2)                   Reflects a $51.0 million impairment charge due to the deterioration of economic conditions in the dry gas market in western Canada as well as an impairment charge for a note receivable of $4.0 million remaining from the sale of one of our former Canada subsidiaries that provided logistics services.

(3)                   Reflects a gain related to our pipeline contractual commitments resulting from mitigation agreements to transfer pipeline/processing capacity.

Note 15 Segment Information

The following table sets forth financial information with respect to our operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$259,939	$571,736	$1,034,929	$1,615,106
Canada	29,929	80,491	109,182	246,973
International	516,180	427,558	1,413,886	1,191,520
Rig Services (2)	73,521	191,437	318,204	502,509
Subtotal Drilling & Rig Services	879,569	1,271,222	2,876,201	3,556,108
Completion & Production Services:
Completion Services	—	352,018	207,860	856,329
Production Services	—	259,863	158,512	793,641
Subtotal Completion & Production Services	—	611,881	366,372	1,649,970

Other reconciling items (3)	(32,016)	(69,341)	(117,008)	(185,717)
Total operating revenues	847,553	1,813,762	3,125,565	5,020,361

Earnings (losses) from unconsolidated affiliates (4)	(35,100)	(2,851)	(29,714)	(5,872)
Total	$812,453	$1,810,911	$3,095,851	$5,014,489

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Adjusted income (loss) derived from operating activities: (1) (5)

Drilling & Rig Services:
U.S.	$(14,034)	$117,212	$94,449	$279,683
Canada	(4,085)	11,517	(5,995)	37,902
International	74,039	68,452	262,335	167,154
Rig Services (2)	(10,434)	21,136	864	38,923
Subtotal Drilling & Rig Services (6)	45,486	218,317	351,653	523,662
Completion & Production Services:
Completion Services	—	14,211	(55,243)	(20,005)
Production Services	—	21,182	(3,296)	81,662
Subtotal Completion & Production Services (7)	—	35,393	(58,539)	61,657
Other reconciling items (8)	(37,962)	(50,333)	(122,162)	(139,441)
Total adjusted income (loss) derived from operating activities	$7,524	$203,377	$170,952	$445,878

Equity investment earnings (losses) (9)	(35,100)	—	(35,900)	—
Interest expense	(44,448)	(43,138)	(135,518)	(134,251)
Investment income (loss)	(22)	2,189	2,128	10,235
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(259,731)	1,513	(205,227)	(16,467)
Income (loss) from continuing operations before income taxes	(331,777)	163,941	(203,565)	305,395

Income tax expense (benefit)	(80,898)	61,511	(35,158)	86,275
Subsidiary preferred stock dividend	—	—	—	1,984
Income (loss) from continuing operations, net of tax	(250,879)	102,430	(168,407)	217,136
Income (loss) from discontinued operations, net of tax	(45,275)	4,005	(41,067)	4,488
Net income (loss)	(296,154)	106,435	(209,474)	221,624
Less: Net (income) loss attributable to noncontrolling interest	320	(387)	453	(1,213)
Net income (loss) attributable to Nabors	$(295,834)	$106,048	$(209,021)	$220,411

	September 30,	December 31,
	2015	2014
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$3,782,339	$4,184,854
Canada	406,014	615,269
International	4,319,955	3,815,051
Rig Services	472,739	549,622
Subtotal Drilling & Rig Services (10)	8,981,047	9,164,796
Completion & Production Services (11)	—	1,933,387
All other (12)	459,632	—
Other reconciling items (8)	488,502	781,759
Total assets:	$9,929,181	$11,879,942

(1)              All periods present the operating activities of most of our wholly owned oil and gas businesses as discontinued operations.

(2)              Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)              Represents the elimination of inter-segment transactions.

(4)              Represents our share of the net income (loss) of our unconsolidated affiliates accounted for by the equity method inclusive of $(35.1) million and $(35.9) million for the three months and nine months ended September 30, 2015, respectively, related to our share of the net loss of C&J Energy Services, Ltd., which we report on a one-quarter lag.

(5)              Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization and earnings (losses) from our equity method investment in CJES from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. These amounts should not be used as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(6)              Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(2.9) million for the three months ended September 30, 2014 and $5.9 million and $(6.1) million for the nine months ended September 30, 2015 and 2014, respectively.

(7)              Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

(8)              Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(9)              Represents our share of the net income (loss) of CJES.

(10)       Includes $0.9 million and $48.1 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2015 and December 31, 2014, respectively.

(11)       Reflects assets historically allocated to the Completion & Production Services line of business. Includes $10.2 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2014. These investments were included in the Completion & Production Service business line that was merged with C&J Energy in March 2015.

(12)       Includes $460.5 million of investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2015, including our investment in CJES.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014 and statements of income (loss), statements of other comprehensive income (loss) and statements of cash flows for the nine months ended September 30, 2015 and 2014 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis. Certain prior period amounts have been reclassified to conform to the current period presentation.

Condensed Consolidating Balance Sheets

	September 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$820	$12	$250,534	$—	$251,366
Short-term investments	—	—	25,196	—	25,196
Assets held for sale	—	—	78,400	—	78,400
Accounts receivable, net	—	—	871,385	—	871,385
Inventory	—	—	177,221	—	177,221
Deferred income taxes	—	—	39,981	—	39,981
Other current assets	57	13,841	261,628	—	275,526
Total current assets	877	13,853	1,704,345	—	1,719,075
Long-term investments	—	—	42,914	(40,459)	2,455
Property, plant and equipment, net	—	—	7,287,531	—	7,287,531
Goodwill	—	—	150,032	—	150,032
Intercompany receivables	132,398	62,000	1,211,961	(1,406,359)	—
Investment in consolidated affiliates	4,389,414	4,974,982	1,316,849	(10,681,245)	—
Investment in unconsolidated affiliates	—	—	460,543	—	460,543
Deferred tax assets	—	348,575	—	(348,575)	—
Other long-term assets	—	31,483	278,062	—	309,545
Total assets	$4,522,689	$5,430,893	$12,452,237	$(12,476,638)	$9,929,181
	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	8,982	$—	$8,982
Trade accounts payable	66	2	302,347	—	302,415
Accrued liabilities	309	18,139	712,361	—	730,809
Income taxes payable	—	—	7,345	—	7,345
Total current liabilities	375	18,141	1,031,035	—	1,049,551
Long-term debt	—	3,778,232	—	(40,459)	3,737,773
Other long-term liabilities	—	35,411	595,047	—	630,458
Deferred income taxes	—	—	348,575	(348,575)	—
Intercompany payable	20,000	1,386,359	—	(1,406,359)	—
Total liabilities	20,375	5,218,143	1,974,657	(1,795,393)	5,417,782
Subsidiary preferred stock	—	—	—	—	—
Shareholders’ equity	4,502,314	212,750	10,468,494	(10,681,245)	4,502,313
Noncontrolling interest	—	—	9,086	—	9,086
Total equity	4,502,314	212,750	10,477,580	(10,681,245)	4,511,399
Total liabilities and equity	$4,522,689	$5,430,893	$12,452,237	$(12,476,638)	$9,929,181

Condensed Consolidating Balance Sheets

	December 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,170	$7	$499,972	$—	$501,149
Short-term investments	—	—	35,020	—	35,020
Assets held for sale	—	—	146,467	—	146,467
Accounts receivable, net	—	—	1,517,503	—	1,517,503
Inventory	—	—	230,067	—	230,067
Deferred income taxes	—	—	118,230	—	118,230
Other current assets	50	5,242	188,146	—	193,438
Short-term intercompany note	—	880,820	—	(880,820)	—
Total current assets	1,220	886,069	2,735,405	(880,820)	2,741,874
Long-term investments	—	—	43,246	(40,440)	2,806
Property, plant and equipment, net	—	30,330	8,568,795	—	8,599,125
Goodwill	—	—	173,928	—	173,928
Intercompany receivables	136,360	—	1,286,522	(1,422,882)	—
Investment in consolidated affiliates	4,771,413	5,014,743	1,448,688	(11,234,844)	—
Investment in unconsolidated affiliates	—	—	58,251	—	58,251
Deferred tax assets	—	294,655		(294,655)	—
Other long-term assets	—	30,298	273,660	—	303,958
Total assets	$4,908,993	$6,256,095	$14,588,495	$(13,873,641)	$11,879,942
	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$6,190	$—	$6,190
Trade accounts payable	111	2	779,947	—	780,060
Accrued liabilities	263	64,390	663,351	—	728,004
Income taxes payable	—	—	53,221	—	53,221
Short-term intercompany note	—	—	880,820	(880,820)	—
Total current liabilities	374	64,392	2,383,529	(880,820)	1,567,475
Long-term debt	—	4,389,299	—	(40,440)	4,348,859
Other long-term liabilities	—	35,480	566,336	—	601,816
Deferred income taxes	—	—	737,658	(294,655)	443,003
Intercompany payable	—	1,422,882	—	(1,422,882)	—
Total liabilities	374	5,912,053	3,687,523	(2,638,797)	6,961,153
Subsidiary preferred stock	—	—	—	—	—
Shareholders’ equity	4,908,619	344,042	10,890,802	(11,234,844)	4,908,619
Noncontrolling interest	—	—	10,170	—	10,170
Total equity	4,908,619	344,042	10,900,972	(11,234,844)	4,918,789
Total liabilities and equity	$4,908,993	$6,256,095	$14,588,495	$(13,873,641)	$11,879,942

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$847,553	$—	$847,553
Earnings (losses) from unconsolidated affiliates	—	—	(35,100)	—	(35,100)
Earnings (losses) from consolidated affiliates	(293,510)	(47,522)	(78,151)	419,183	—
Investment income (loss)	—	—	2,305	(2,327)	(22)
Intercompany interest income	—	913	—	(913)	—
Total revenues and other income	(293,510)	(46,609)	736,607	415,943	812,431
Costs and other deductions:
Direct costs	—	—	518,174	—	518,174
General and administrative expenses	2,216	180	79,487	(135)	81,748
Depreciation and amortization	—	31	240,076	—	240,107
Interest expense	—	49,320	(4,872)	—	44,448
Intercompany interest expense	(1)	—	914	(913)	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	109	—	259,487	135	259,731
Total costs and other deductions	2,324	49,531	1,093,266	(913)	1,144,208
Income (loss) from continuing operations before income tax	(295,834)	(96,140)	(356,659)	416,856	(331,777)
Income tax expense (benefit)	—	(17,989)	(62,909)	—	(80,898)
Income (loss) from continuing operations, net of tax	(295,834)	(78,151)	(293,750)	416,856	(250,879)
Income (loss) from discontinued operations, net of tax	—	—	(45,275)	—	(45,275)
Net income (loss)	(295,834)	(78,151)	(339,025)	416,856	(296,154)
Less: Net (income) loss attributable to noncontrolling interest	—	—	320	—	320
Net income (loss) attributable to Nabors	$(295,834)	$(78,151)	$(338,705)	$416,856	$(295,834)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,813,762	$—	$1,813,762
Earnings (losses) from unconsolidated affiliates	—	—	(2,851)	—	(2,851)
Earnings (losses) from consolidated affiliates	116,378	67,504	31,859	(215,741)	—
Investment income (loss)	—	1,694	2,199	(1,704)	2,189
Intercompany interest income	—	—	—	—	—
Total revenues and other income	116,378	69,198	1,844,969	(217,445)	1,813,100
Costs and other deductions:
Direct costs	—	—	1,181,986	—	1,181,986
General and administrative expenses	3,097	7,957	128,065	(152)	138,967
Depreciation and amortization	—	902	285,679	—	286,581
Interest expense	—	49,415	(6,277)	—	43,138
Intercompany interest expense	7	—	(7)	—	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	7,226	—	(8,891)	152	(1,513)
Total costs and other deductions	10,330	58,274	1,580,555	—	1,649,159
Income (loss) from continuing operations before income tax	106,048	10,924	264,414	(217,445)	163,941
Income tax expense (benefit)	—	(20,935)	82,446	—	61,511
Income (loss) from continuing operations, net of tax	106,048	31,859	181,968	(217,445)	102,430
Income (loss) from discontinued operations, net of tax	—	—	4,005	—	4,005
Net income (loss)	106,048	31,859	185,973	(217,445)	106,435
Less: Net (income) loss attributable to noncontrolling interest	—	—	(387)	—	(387)
Net income (loss) attributable to Nabors	$106,048	$31,859	$185,586	$(217,445)	$106,048

Condensed Consolidating Statements of Income (Loss)

	Nine Months Ended September 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$3,125,565	$—	$3,125,565
Earnings (losses) from unconsolidated affiliates	—	—	(29,714)	—	(29,714)
Earnings (losses) from consolidated affiliates	(189,624)	(40,029)	(131,838)	361,491	—
Investment income (loss)	—	560	8,549	(6,981)	2,128
Intercompany interest income	—	5,539	—	(5,539)	—
Total revenues and other income	(189,624)	(33,930)	2,972,562	348,971	3,097,979
Costs and other deductions:
Direct costs	—	—	1,926,306	—	1,926,306
General and administrative expenses	7,047	(143)	288,686	(419)	295,171
Depreciation and amortization	—	674	738,648	—	739,322
Interest expense	(1)	151,297	(15,778)	—	135,518
Intercompany interest expense	23	—	5,516	(5,539)	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	12,328	—	192,480	419	205,227
Total costs and other deductions	19,397	151,828	3,135,858	(5,539)	3,301,544
Income (loss) from continuing operations before income tax	(209,021)	(185,758)	(163,296)	354,510	(203,565)
Income tax expense (benefit)	—	(53,920)	18,762	—	(35,158)
Income (loss) from continuing operations, net of tax	(209,021)	(131,838)	(182,058)	354,510	(168,407)
Income (loss) from discontinued operations, net of tax	—	—	(41,067)	—	(41,067)
Net income (loss)	(209,021)	(131,838)	(223,125)	354,510	(209,474)
Less: Net (income) loss attributable to noncontrolling interest	—	—	453	—	453
Net income (loss) attributable to Nabors	$(209,021)	$(131,838)	$(222,672)	$354,510	$(209,021)

Condensed Consolidating Statements of Income (Loss)

	Nine Months Ended September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$5,020,361	$—	$5,020,361
Earnings (losses) from unconsolidated affiliates	—	—	(5,872)	—	(5,872)
Earnings (losses) from consolidated affiliates	235,970	112,112	13,614	(361,696)	—
Investment income (loss)	—	1,840	12,371	(3,976)	10,235
Intercompany interest income	—	—	—	—	—
Total revenues and other income	235,970	113,952	5,040,474	(365,672)	5,024,724
Costs and other deductions:
Direct costs	—	—	3,310,220	—	3,310,220
General and administrative expenses	7,989	7,607	391,697	(430)	406,863
Depreciation and amortization	—	2,706	848,822	—	851,528
Interest expense	—	148,097	(13,846)	—	134,251
Intercompany interest expense	66	—	(66)	—	—
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	7,504	(223)	8,756	430	16,467
Total costs and other deductions	15,559	158,187	4,545,583	—	4,719,329
Income (loss) from continuing operations before income tax	220,411	(44,235)	494,891	(365,672)	305,395
Income tax expense (benefit)	—	(57,849)	144,124	—	86,275
Subsidiary preferred stock dividend	—	—	1,984	—	1,984
Income (loss) from continuing operations, net of tax	220,411	13,614	348,783	(365,672)	217,136
Income (loss) from discontinued operations, net of tax	—	—	4,488	—	4,488
Net income (loss)	220,411	13,614	353,271	(365,672)	221,624
Less: Net (income) loss attributable to noncontrolling interest	—	—	(1,213)	—	(1,213)
Net income (loss) attributable to Nabors	$220,411	$13,614	$352,058	$(365,672)	$220,411

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(295,834)	$(78,151)	$(338,705)	$416,856	$(295,834)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized gains (losses) on translation adjustment	(38,859)	—	(38,859)	38,859	(38,859)
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	(38,859)	—	(38,859)	38,859	(38,859)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(8,127)	—	(8,127)	8,127	(8,127)
Less: reclassification adjustment for (gains) losses on marketable securities	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(8,127)	—	(8,127)	8,127	(8,127)
Pension liability amortization and adjustment	276	276	552	(828)	276
Unrealized gains (losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(46,557)	429	(46,281)	45,852	(46,557)
Income tax expense (benefit) related to items of other comprehensive income (loss)	162	162	264	(426)	162
Other comprehensive income (loss), net of tax	(46,719)	267	(46,545)	46,278	(46,719)
Comprehensive income (loss) attributable to Nabors	(342,553)	(77,884)	(385,250)	463,134	(342,553)
Net income (loss) attributable to noncontrolling interest	—	—	(320)	—	(320)
Translation adjustment to noncontrolling interest	—	—	(476)	—	(476)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(796)	—	(796)
Comprehensive income (loss)	$(342,553)	$(77,884)	$(386,046)	$463,134	$(343,349)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$106,048	$31,859	$185,586	$(217,445)	$106,048
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(41,713)	(33)	(41,707)	41,740	(41,713)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(15,054)	(87)	(15,141)	15,228	(15,054)
Less: reclassification adjustment for (gains) losses on marketable securities	267	(1,889)	(1,622)	3,511	267
Unrealized gains (losses) on marketable securities	(14,787)	(1,976)	(16,763)	18,739	(14,787)
Pension liability amortization and adjustment	123	123	246	(369)	123
Unrealized gains (losses) and amortization of cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(56,224)	(1,733)	(58,071)	59,804	(56,224)
Income tax expense (benefit) related to items of other comprehensive income (loss)	107	107	390	(497)	107
Other comprehensive income (loss), net of tax	(56,331)	(1,840)	(58,461)	60,301	(56,331)
Comprehensive income (loss) attributable to Nabors	49,717	30,019	127,125	(157,144)	49,717
Net income (loss) attributable to noncontrolling interest	—	—	387	—	387
Translation adjustment to noncontrolling interest	—	—	(522)	—	(522)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(135)	—	(135)
Comprehensive income (loss)	$49,717	$30,019	$126,990	$(157,144)	$49,582

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(209,021)	$(131,838)	$(222,672)	$354,510	$(209,021)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized gains (losses) on translation adjustment	(95,125)	51	(95,074)	95,023	(95,125)
Less: reclassification adjustment for realized loss on translation adjustment	5,365	—	5,365	(5,365)	5,365
Translation adjustment attributable to Nabors	(89,760)	51	(89,709)	89,658	(89,760)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(10,127)	—	(10,127)	10,127	(10,127)
Less: reclassification adjustment for (gains) losses on marketable securities	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(10,127)	—	(10,127)	10,127	(10,127)
Pension liability amortization and adjustment	828	828	1,656	(2,484)	828
Unrealized gains (losses) and amortization of cash flow hedges	459	459	459	(918)	459
Other comprehensive income (loss) before tax	(98,600)	1,338	(97,721)	96,383	(98,600)
Income tax expense (benefit) related to items of other comprehensive income (loss)	485	485	791	(1,276)	485
Other comprehensive income (loss), net of tax	(99,085)	853	(98,512)	97,659	(99,085)
Comprehensive income (loss) attributable to Nabors	(308,106)	(130,985)	(321,184)	452,169	(308,106)
Net income (loss) attributable to noncontrolling interest	—	—	(453)	—	(453)
Translation adjustment to noncontrolling interest	—	—	(1,194)	—	(1,194)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(1,647)	—	(1,647)
Comprehensive income (loss)	$(308,106)	$(130,985)	$(322,831)	$452,169	$(309,753)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$220,411	$13,614	$352,058	$(365,672)	$220,411
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(46,052)	1,688	(46,062)	44,374	(46,052)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(34,587)	156	(34,431)	34,275	(34,587)
Less: reclassification adjustment for (gains) losses on marketable securities	(4,636)	(2,395)	(7,031)	9,426	(4,636)
Unrealized gains (losses) on marketable securities	(39,223)	(2,239)	(41,462)	43,701	(39,223)
Pension liability amortization and adjustment	369	369	738	(1,107)	369
Unrealized gains (losses) and amortization of cash flow hedges	459	459	459	(918)	459
Other comprehensive income (loss) before tax	(84,447)	277	(86,327)	86,050	(84,447)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(529)	(529)	(1,237)	1,766	(529)
Other comprehensive income (loss), net of tax	(83,918)	806	(85,090)	84,284	(83,918)
Comprehensive income (loss) attributable to Nabors	136,493	14,420	266,968	(281,388)	136,493
Net income (loss) attributable to noncontrolling interest	—	—	1,213	—	1,213
Translation adjustment to noncontrolling interest	—	—	(624)	—	(624)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	589	—	589
Comprehensive income (loss)	$136,493	$14,420	$267,557	$(281,388)	$137,082

Condensed Consolidating Statements Cash Flows

	Nine Months Ended September 30, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$39,956	$(188,781)	$782,139	$(28,303)	$605,011
Cash flows from investing activities:
Purchase of investments	—	—	(8)	—	(8)
Sales and maturities of investments	—	—	859	—	859
Cash paid for acquisition of businesses, net	—	—	(57,909)	—	(57,909)
Investment in unconsolidated affiliates	—	—	(445)	—	(445)
Proceeds from merger transaction	5,500	646,078	(1,528)	—	650,050
Capital expenditures	—	—	(744,047)	—	(744,047)
Proceeds from sales of assets and insurance claims	—	—	30,164	—	30,164
Other	—	—	1,700	—	1,700
Changes in intercompany balances	—	67,194	(67,194)	—	—
Net cash provided by (used for) investing activities	5,500	713,272	(838,408)	—	(119,636)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	363	—	363
Proceeds from (payments for) issuance of common shares	1,198	—	—	—	1,198
Dividends to shareholders	(59,470)	—	—	6,981	(52,489)
Proceeds from short-term borrowings	—	—	2,792	—	2,792
Proceeds from (payments for) commercial paper, net	—	(162,544)	—	—	(162,544)
Proceeds from revolving credit facility	—	—	—	—	—
Reduction in revolving credit facility	—	(450,000)	—	—	(450,000)
Reduction in long term debt	—	—	—	—	—
Proceeds from term loan facility	—	300,000	—	—	300,000
Payments on term loan facility	—	(300,000)	—	—	(300,000)
Purchase of treasury stock	—	—	(44,978)	—	(44,978)
Proceeds from issuance of intercompany debt	47,000	88,058	(135,058)	—	—
Paydown of intercompany debt	(27,000)	—	27,000	—	—
Payments on Parent (Equity or N/P)	—	—	(21,322)	21,322	—
Other	(7,534)	—	—	—	(7,534)
Net cash (used for) provided by financing activities	(45,806)	(524,486)	(171,203)	28,303	(713,192)
Effect of exchange rate changes on cash and cash equivalents	—	—	(21,966)	—	(21,966)
Net increase (decrease) in cash and cash equivalents	(350)	5	(249,438)	—	(249,783)
Cash and cash equivalents, beginning of period	1,170	7	499,972	—	501,149
Cash and cash equivalents, end of period	$820	$12	$250,534	$—	$251,366

Condensed Consolidating Statements Cash Flows

	Nine Months Ended September 30, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$(7,632)	$(22,760)	$1,262,289	$12,447	$1,244,344
Cash flows from investing activities:
Purchase of investments	—	—	(319)	—	(319)
Sales and maturities of investments	—	—	23,580	—	23,580
Cash paid for acquisition of businesses, net	—	—	(10,200)	—	(10,200)
Investment in unconsolidated affiliates	—	—	(2,061)	—	(2,061)
Capital expenditures	—	—	(1,344,222)	—	(1,344,222)
Proceeds from sales of assets and insurance claims	—	—	129,825	—	129,825
Other	—	—	(3,931)	—	(3,931)
Changes in intercompany balances	—	(355,792)	355,792	—	—
Net cash provided by (used for) investing activities	—	(355,792)	(851,536)	—	(1,207,328)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(3,867)	—	(3,867)
Proceeds from (payments for) issuance of common shares	30,240	—	—	—	30,240
Dividends to shareholders	(45,758)	—	—	3,977	(41,781)
Proceeds from (payments for) commercial paper, net	—	441,530	—	—	441,530
Proceeds from revolving credit facilities	—	—	15,000	—	15,000
Reduction in revolving credit facilities	—	(70,000)	—	—	(70,000)
Reduction in long term debt	—	—	(40,098)	—	(40,098)
Purchase of preferred stock	—	—	(70,875)	—	(70,875)
Purchase of treasury stock	—	—	(250,037)	—	(250,037)
Reduction in short-term debt	—	—	(10,000)	—	(10,000)
Proceeds from issuance of intercompany debt	35,000	—	(35,000)	—	—
Paydown of intercompany debt	(19,000)	—	19,000	—	—
Proceeds from (payments for) issuance of parent common shares to affiliates	16,424	—	—	(16,424)	—
Other	(7,581)	—	—	—	(7,581)
Net cash (used for) provided by financing activities	9,325	371,530	(375,877)	(12,447)	(7,469)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15,009)	—	(15,009)
Net increase (decrease) in cash and cash equivalents	1,693	(7,022)	19,867	—	14,538
Cash and cash equivalents, beginning of period	730	7,029	382,156	—	389,915
Cash and cash equivalents, end of period	$2,423	$7	$402,023	$—	$404,453

Note 17 Subsequent Events

On October 5, 2015, we drew the full $325.0 million available under our term loan facility. We expect to use this facility to provide financial flexibility for strategic investment opportunities, debt refinancing and other corporate uses.

On November 3, 2015, our Board of Directors declared a cash dividend of $0.06 per share to the holders of record of our common shares as of December 10, 2015 to be paid on December 31, 2015.

Subsequent to September 30, 2015 through the date of this report, 1.8 million of our common shares have been repurchased for approximately $16.7 million. We have $304.9 million that remains authorized under the program that may be used to repurchase shares.

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

The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A. — Risk Factors in our 2014 Annual Report on Form 10-K and Part II, Item 1A. — Risk Factors in our quarterly report on Form 10-Q for the three months ended March 31, 2015 and the three and six months ended June 30, 2015 and this quarterly report on Form 10-Q for the three and nine months ended September 30, 2015.

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

On March 24, 2015, we completed the Merger of our Completion & Production Services business line with C&J Energy. Prior to the Merger, this business line was comprised of our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. Prior to the Merger, we consolidated the financial results of the Completion & Production Services business line, which consisted of two reporting segments. Following the Merger, we own 53% of the outstanding shares of the combined company, CJES, and account for our investment in CJES under the equity method of accounting. Our share of the net income (loss) of CJES is recorded on a one-quarter lag basis. As a result, our results of operations for the nine months ended

September 30, 2015 include our share of CJES’ net income (loss) from the closing of the Merger until June 30, 2015, resulting in a loss of $35.9 million.

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia, our joint venture in Saudi Arabia, making it a wholly owned subsidiary on that date. As a result of the acquisition, we consolidated the assets and liabilities of Nabors Arabia on May 24, 2015 based on their respective estimated fair values. We have also consolidated the operating results of Nabors Arabia since the acquisition date.

Outlook

The demand for our services is a function of the level of spending by oil and gas companies for exploration, development and production activities. The primary driver of customer spending for these activities is their cash flow and earnings which are largely driven by oil and natural gas prices. The oil and natural gas markets have traditionally been volatile and tend to be highly sensitive to supply and demand cycles.

The following table sets forth the 12-month daily average of oil and natural gas prices according to Bloomberg for the periods ended September 30, 2015 and 2014:

	September 30,
	2015	2014	Increase/(Decrease)
	(In dollars, except percentages)
Average Henry Hub natural gas spot price ($/thousand cubic feet)	$3.03	$4.37	$(1.34)	(31)%
Average West Texas intermediate crude oil spot price ($/barrel)	$56.60	$99.21	$(42.61)	(43)%

During the second half of 2014, the markets experienced a dramatic decline in oil prices which have remained depressed into the third quarter of 2015 due, at least in part, to an increase in global crude supply coupled with stagnant demand. Oil prices have declined by more than 50% from the peak oil prices of 2014, dipping below $40 per barrel for the first time since 2009. Natural gas prices also experienced a recent decline in the first half of 2015, although less severe than oil prices. Natural gas prices averaged $2.76 per mcf during the third quarter of 2015, down 38% from the preceding 12-month daily average and are still significantly below the 2008 average price of $8.89 for an extended period of time.

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

Our operating results for the full year 2015 are expected to decline from levels realized during 2014 given our current expectation of the continuation of lower commodity prices and the related impact on drilling activity and dayrates. Due to the decline in oil prices and customers’ reduced drilling activity, we have experienced a decline in our dayrates as well as the average number of rigs operating, most notably in the lower 48 states. In our U.S. Drilling operating segment, our rig years have decreased from 212.5 years during the fourth quarter of 2014 to 103.0 years during the third quarter of 2015. Additionally, in our Canada Drilling operating segment, our rig years have declined by roughly 50% from the fourth quarter of 2014. We expect challenges in utilization and rig counts to continue through the end of 2015. Our International operating segment is not immune from the impact of lower oil prices. Although international drilling markets tend to react slower than the North American markets, we began to experience downward pressure on dayrates in the International segment beginning in the second quarter of 2015. Our International rig years declined in the third quarter of 2015, primarily due to the conclusion of several drilling projects as well as reduced activity resulting from lower commodity prices. We expect a continued decline in both rig count and pricing throughout the remainder of 2015 in the International segment.

Financial Results

Operating revenues and Earnings (losses) from unconsolidated affiliates for the three months ended September 30, 2015 totaled $0.8 billion, representing a decrease of $1.0 billion, or 55%, as compared to the three months ended September 30, 2014, and $3.1 billion for the nine months ended September 30, 2015, representing a decrease of $1.9 billion, or 38%, as compared to the nine months ended September 30, 2014. Adjusted income (loss) derived from operating activities and net loss from continuing operations for the three months ended September 30, 2015 totaled $7.5 million and $250.9 million ($0.86 per diluted share), respectively, representing a decrease of 96% and a decrease of 345%, respectively, compared to the three months ended September 30, 2014. Adjusted income

(loss) derived from operating activities and net loss from continuing operations for the nine months ended September 30, 2015 totaled $171.0 million and $168.4 million ($0.57 per diluted share), respectively, representing a decrease of 62% and a decrease of 178%, respectively, compared to the nine months ended September 30, 2014.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages)

Operating revenues and Earnings (losses) from unconsolidated affiliates: (1)

Drilling & Rig Services:
U.S.	$259,939	$571,736	$(311,797)	(55)%	$1,034,929	$1,615,106	$(580,177)	(36)%
Canada	29,929	80,491	(50,562)	(63)%	109,182	246,973	(137,791)	(56)%
International	516,180	427,558	88,622	21%	1,413,886	1,191,520	222,366	19%
Rig Services (2)	73,521	191,437	(117,916)	(62)%	318,204	502,509	(184,305)	(37)%
Subtotal Drilling & Rig Services	879,569	1,271,222	(391,653)	(31)%	2,876,201	3,556,108	(679,907)	(19)%
Completion & Production Services:
Completion Services	—	352,018	(352,018)	(100)%	207,860	856,329	(648,469)	(76)%
Production Services	—	259,863	(259,863)	(100)%	158,512	793,641	(635,129)	(80)%
Subtotal Completion & Production Services	—	611,881	(611,881)	(100)%	366,372	1,649,970	(1,283,598)	(78)%

Other reconciling items (3)	(32,016)	(69,341)	37,325	54%	(117,008)	(185,717)	68,709	37%
Total operating revenue	847,553	1,813,762	(966,209)	(53)%	3,125,565	5,020,361	(1,894,796)	(38)%

Earnings (losses) from unconsolidated affiliates (4)	(35,100)	(2,851)	(32,249)	(1131)%	(29,714)	(5,872)	(23,842)	(406)%
Total	$812,453	$1,810,911	$(998,458)	(55)%	$3,095,851	$5,014,489	$(1,918,638)	(38)%

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted EBITDA: (1) (5)

Drilling & Rig Services:
U.S.	$94,505	$234,980	$(140,475)	(60)%	$418,749	$628,678	$(209,929)	(33)%
Canada	7,516	25,804	(18,288)	(71)%	29,716	80,139	(50,423)	(63)%
International	186,451	159,588	26,863	17%	564,473	436,915	127,558	29%
Rig Services (2)	(2,455)	30,153	(32,608)	(108)%	25,469	63,820	(38,351)	(60)%
Subtotal Drilling & Rig Services (6)	286,017	450,525	(164,508)	(37)%	1,038,407	1,209,552	(171,145)	(14)%
Completion & Production Services:
Completion Services	—	40,507	(40,507)	(100)%	(27,847)	61,467	(89,314)	(145)%
Production Services	—	49,312	(49,312)	(100)%	23,043	167,635	(144,592)	(86)%
Subtotal Completion & Production Services (7)	—	89,819	(89,819)	(100)%	(4,804)	229,102	(233,906)	(102)%

Other reconciling items (8)	(38,386)	(50,386)	12,000	24%	(123,329)	(141,248)	17,919	13%
Total adjusted EBITDA	$247,631	$489,958	$(242,327)	(49)%	$910,274	$1,297,406	$(387,132)	(30)%

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted income (loss) derived from operating activities: (1) (9)

Drilling & Rig Services:
U.S.	$(14,034)	$117,212	$(131,246)	(112)%	$94,449	$279,683	$(185,234)	(66)%
Canada	(4,085)	11,517	(15,602)	(135)%	(5,995)	37,902	(43,897)	(116)%
International	74,039	68,452	5,587	8%	262,335	167,154	95,181	57%
Rig Services (2)	(10,434)	21,136	(31,570)	(149)%	864	38,923	(38,059)	(98)%
Subtotal Drilling & Rig Services (6)	45,486	218,317	(172,831)	(79)%	351,653	523,662	(172,009)	(33)%
Completion & Production Services:
Completion Services	—	14,211	(14,211)	(100)%	(55,243)	(20,005)	(35,238)	(176)%
Production Services	—	21,182	(21,182)	(100)%	(3,296)	81,662	(84,958)	(104)%
Subtotal Completion & Production Services (7)	—	35,393	(35,393)	(100)%	(58,539)	61,657	(120,196)	(195)%

Other reconciling items (8)	(37,962)	(50,333)	12,371	25%	(122,162)	(139,441)	17,279	12%
Total adjusted income (loss) derived from operating activities	$7,524	$203,377	$(195,853)	(96)%	$170,952	$445,878	$(274,926)	(62)%

Three Months Ended	Nine Months Ended
September 30,	September 30,
2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
(In thousands, except percentages)

Total adjusted EBITDA	$247,631	$489,958	$(242,327)	(49)%	$910,274	$1,297,406	$(387,132)	(30)%
Depreciation and amortization	(240,107)	(286,581)	(46,474)	(16)%	(739,322)	(851,528)	(112,206)	(13)%
Total adjusted income (loss) derived from operating activities (9)	7,524	203,377	(195,853)	(96)%	170,952	445,878	(274,926)	(62)%
Earnings (losses) from equity method investment (10)	(35,100)	—	(35,100)	(100)%	(35,900)	—	(35,900)	(100)%
Interest expense	(44,448)	(43,138)	1,310	3%	(135,518)	(134,251)	1,267	1%
Investment income (loss)	(22)	2,189	(2,211)	(101)%	2,128	10,235	(8,107)	(79)%
Gains (losses) on sales and disposals of long-lived assets and other income (expense), net	(259,731)	1,513	261,244	n/m	(14)	(205,227)	(16,467)	188,760	n/m	(14)
Income (loss) from continuing operations before income taxes	(331,777)	163,941	(495,718)	(302)%	(203,565)	305,395	(508,960)	(167)%
Income tax expense (benefit)	(80,898)	61,511	(142,409)	(232)%	(35,158)	86,275	(121,433)	(141)%
Subsidiary preferred stock dividend	—	—	—	—	—	1,984	(1,984)	(100)%
Income (loss) from continuing operations, net of tax	(250,879)	102,430	(353,309)	(345)%	(168,407)	217,136	(385,543)	(178)%
Income (loss) from discontinued operations, net of tax	(45,275)	4,005	(49,280)	n/m	(14)	(41,067)	4,488	(45,555)	n/m	(14)
Net income (loss)	(296,154)	106,435	(402,589)	(378)%	(209,474)	221,624	(431,098)	(195)%
Less: Net (income) loss attributable to noncontrolling interest	320	(387)	707	183%	453	(1,213)	1,666	137%
Net income (loss) attributable to Nabors	$(295,834)	$106,048	$(401,882)	(379)%	$(209,021)	$220,411	$(429,432)	(195)%

Diluted earnings (losses) per share:
From continuing operations	$(0.86)	$0.34	$(1.20)	(353)%	$(0.57)	$0.71	$(1.28)	(180)%
From discontinued operations	(0.16)	0.01	(0.17)	n/m	(14)	(0.15)	0.02	(0.17)	(850)%
Total diluted	$(1.02)	$0.35	$(1.37)	(391)%	$(0.72)	$0.73	$(1.45)	(199)%

Three Months Ended	Nine Months Ended
September 30,	September 30,
2015	2014	Increase/(Decrease)	2015	2014	Increase/(Decrease)
(In thousands, except percentages and rig activity)
Rig activity:
Rig years: (11)
U.S.	103.0	216.0	(113.0)	(52)%	129.8	212.7	(82.9)	(39)%
Canada	17.2	34.3	(17.1)	(50)%	17.5	33.2	(15.7)	(47)%
International (12)	121.3	130.1	(8.8)	(7)%	126.1	129.1	(3.0)	(2)%
Total rig years	241.5	380.4	(138.9)	(37)%	273.4	375.0	(101.6)	(27)%
Rig hours: (13)
U.S. Production Services	—	205,604	(205,604)	(100)%	129,652	626,336	(496,684)	(79)%
Canada Production Services	—	36,509	(36,509)	(100)%	23,947	106,720	(82,773)	(78)%
Total rig hours	—	242,113	(242,113)	(100)%	153,599	733,056	(579,457)	(79)%

(1)             All periods present the operating activities of most of our wholly owned oil and gas businesses as discontinued operations.

(2)             Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)             Represents the elimination of inter-segment transactions.

(4)             Represents our share of the net income (loss) of our unconsolidated affiliates accounted for by the equity method inclusive of $(35.1) million and $(35.9) million for the three and nine months ended September 30, 2015, respectively, related to our share of the net loss of C&J Energy Services, Ltd., which we report on a one-quarter lag.

(5)             Adjusted EBITDA is computed by subtracting the sum of direct costs, general and administrative expenses and earnings (losses) from our equity method investment in CJES from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. Adjusted EBITDA is a non-GAAP measure and should not be used in isolation as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted EBITDA and adjusted income (loss) derived from operating activities, because we believe that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(6)             Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $(2.9) million for the three months ended September 30, 2014 and $5.9 million and $(6.1) million for the nine months ended September 30, 2015 and 2014, respectively.

(7)             Includes earnings (losses), net from unconsolidated affiliates, accounted for using the equity method, of $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

(8)             Represents elimination of inter-segment transactions and unallocated corporate expenses.

(9)             Adjusted income (loss) derived from operating activities is computed by subtracting the sum of direct costs, general and administrative expenses, depreciation and amortization and earnings (losses) from our equity method investment in CJES from the sum of Operating revenues and Earnings (losses) from unconsolidated affiliates. Adjusted income (loss) derived from operating activities is a non-GAAP measure and should not be used in isolation as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our business units and the consolidated company based on several criteria, including adjusted EBITDA and adjusted income (loss) derived from operating activities, because it believes that these financial measures accurately reflect our ongoing profitability. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(10)        Represents our share of the net income (loss) of CJES.

(11)              Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(12)              Includes our equivalent percentage ownership of rigs owned by Nabors Arabia, which was an unconsolidated affiliate and which totaled 2.5 years for the three and nine months ended September 30, 2014. As of May 24, 2015, Nabors Arabia was no longer an unconsolidated affiliate.

(13)              Rig hours represents the number of hours that our well-servicing rig fleet operated during the quarter. This fleet was included in the Completion & Production Services business line that was merged with C&J Energy in March 2015 and we will therefore no longer report this performance metric.

(14)       The number is so large that it is not meaningful.

Segment Results of Operations

Drilling & Rig Services

Our Drilling & Rig Services business line is comprised of four operating segments: U.S., Canada, International and Rig Services. For a description of this business line, see Management Overview above. The following table presents our revenues, adjusted income (loss) and rig years by operating segment, as applicable, for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Revenues	$259,939	$571,736	$(311,797)	(55)%	$1,034,929	$1,615,106	$(580,177)	(36)%
Adjusted EBITDA	$94,505	$234,980	$(140,475)	(60)%	$418,749	$628,678	$(209,929)	(33)%
Adjusted income (loss)	$(14,034)	$117,212	$(131,246)	(112)%	$94,449	$279,683	$(185,234)	(66)%

Rig years	103.0	216.0	(113.0)	(52)%	129.8	212.7	(82.9)	(39)%

Canada
Revenues	$29,929	$80,491	$(50,562)	(63)%	$109,182	$246,973	$(137,791)	(56)%
Adjusted EBITDA	$7,516	$25,804	$(18,288)	(71)%	$29,716	$80,139	$(50,423)	(63)%
Adjusted income (loss)	$(4,085)	$11,517	$(15,602)	(135)%	$(5,995)	$37,902	$(43,897)	(116)%

Rig years	17.2	34.3	(17.1)	(50)%	17.5	33.2	(15.7)	(47)%

International
Revenues	$516,180	$427,558	$88,622	21%	$1,413,886	$1,191,520	$222,366	19%
Adjusted EBITDA	$186,451	$159,588	$26,863	17%	$564,473	$436,915	$127,558	29%
Adjusted income (loss)	$74,039	$68,452	$5,587	8%	$262,335	$167,154	$95,181	57%

Rig years	121.3	130.1	(8.8)	(7)%	126.1	129.1	(3.0)	(2)%

Rig Services
Revenues	$73,521	$191,437	$(117,916)	(62)%	$318,204	$502,509	$(184,305)	(37)%
Adjusted EBITDA	$(2,455)	$30,153	$(32,608)	(108)%	$25,469	$63,820	$(38,351)	(60)%
Adjusted income (loss)	$(10,434)	$21,136	$(31,570)	(149)%	$864	$38,923	$(38,059)	(98)%

U.S.

Our U.S. Drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results decreased during the three and nine months ended September 30, 2015 compared to the corresponding 2014 periods primarily due to a decline in drilling activity in the lower 48 states, reflected by a 52% reduction in rig years during the third quarter of 2015 compared to 2014, this decrease was primarily driven by lower oil prices beginning in the fourth quarter of 2014 and diminished demand as customers released rigs and delayed drilling projects in response to the significant drop in oil prices. The decline in revenue in the lower 48 states was partially offset by a decrease in operating and general and administrative costs for this segment due to cost reduction efforts.

Canada

Operating results decreased during the three and nine months ended September 30, 2015 compared to the corresponding 2014 periods primarily due to a decline in drilling rig activity and dayrates. These declines were the direct result of lower industry activity and pricing pressure from customers resulting from the decline in oil and gas prices. The lower activity is evidenced by a 50% reduction in rig years during the third quarter of 2015 compared to 2014. The Canadian dollar weakened approximately 21% against the U.S. dollar year-over-year. This also negatively impacted margins, as both revenues and expenses are denominated in Canadian dollars.

International

Operating results increased during the three and nine months ended September 30, 2015 compared to the corresponding 2014 periods primarily as a result of an increase in rig count coupled with the incremental revenue associated with our acquisition of the remaining equity interest in Nabors Arabia. Furthermore, our International operations benefitted from the incremental margins associated with deployments of several newly constructed rigs throughout 2014. These increases were partially offset by a decrease in rig years in Mexico, Papua New Guinea and Bahrain.

Rig Services

Operating results decreased during the three and nine months ended September 30, 2015 compared to the corresponding 2014 periods primarily due to a broad-based decline in revenue-producing activities, including top drives and catwalk sales and the continued decline in financial results in our directional drilling businesses due to intense competition and the low price of oil. The decline in revenue was partially offset by a decrease in operating and general and administrative costs for this segment due to cost-reduction efforts.

OTHER FINANCIAL INFORMATION

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)
	(In thousands, except percentages)
General and administrative expenses	$81,748	$138,967	$(57,219)	(41)%	$295,171	$406,863	$(111,692)	(27)%
As a percentage of operating revenue	9.6%	7.7%	1.9%	25%	9.4%	8.1%	1.3%	17%

Depreciation and amortization	240,107	286,581	(46,474)	(16)%	739,322	851,528	(112,206)	(13)%
Earnings (losses) from equity method investment	(35,100)	—	(35,100)	(100)%	(35,900)	—	(35,900)	(100)%
Interest expense	44,448	43,138	1,310	3%	135,518	134,251	1,267	1%
Investment income	(22)	2,189	(2,211)	(101)%	2,128	10,235	(8,107)	(79)%
Losses (gains) on sales and disposals of long-lived assets and other expense (income), net	259,731	(1,513)	261,244	n/m(1)	205,227	16,467	188,760	n/m (1)

(1)      The number is so large that it is not meaningful.

General and administrative expenses

General and administrative expenses decreased during the three and nine months ended September 30, 2015 as compared to the corresponding 2014 periods. The decrease was due in part to the fact that we no longer consolidate these expenses from our Completion & Production business line as a result of the Merger. In addition, the decrease was due to a reduction in workforce and general cost-reduction efforts across the remaining operating units. As a percentage of operating revenues, general and administrative expenses are slightly higher in 2015 due to the reductions in revenues primarily across the U.S. operating units.

Depreciation and amortization

Depreciation and amortization expense decreased during the three and nine months ended September 30, 2015 compared to the corresponding 2014 periods. The decrease was due in part to the fact that we no longer consolidate these expenses from our Completion & Production business line as a result of the Merger. In addition, the decrease was due to the impairment and retirement of rigs and rig components during the fourth quarter of 2014, which more than offset the incremental depreciation attributed to newly constructed rigs, rig upgrades and other capital expenditures made during 2014.

Earnings (losses) from equity method investment

Earnings (losses) from equity method investment represents our share of the net income (loss) of CJES. We account for our investment in CJES on a one-quarter lag. Accordingly, the three months ended September 30, 2015 includes our share of the net income (loss) of CJES for the three months ended June 30, 2015, resulting in a loss of $35.1 million. The nine months ended September 30, 2015 includes our share of the net income (loss) of CJES from the closing of the Merger until June 30, 2015, resulting in a loss of $35.9 million.

Interest expense

Interest expense was relatively flat during the three and nine months ended September 30, 2015 compared to the corresponding 2014 period. Our average outstanding debt balances during the third quarter of 2015 were lower than those in the corresponding 2014 period, primarily due to the repayment of a portion of our outstanding debt using cash consideration received in connection with the Merger. In addition, due to the downturn in the oil and gas markets, we have curtailed spending on major projects, which resulted in a reduction in the amount of capitalized interest recognized during the period.

Investment income

Investment income for the nine months ended September 30, 2015 included realized gain of $2.1 million attributable to interest and dividend income.

Investment income for the three and nine months ended September 30, 2014 included realized losses of $0.1 million and realized gains of $5.1 million, respectively, related to the sale of some of our available-for-sale securities and $2.3 million and $5.3 million, respectively were attributable to interest and dividend income.

Gains (losses) on sales and disposals of long-lived assets and other income (expense), net

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended September 30, 2015 was a net loss of $259.7 million. The loss was composed primarily of an other-than temporary impairment of $180.6 million related to our investment in CJES, which is accounted for under the equity method. We also recorded various provisions related to our International operations resulting in a loss of $48.3 million.  Just over half of those provisions, $25.4 million, related to assets and receivables impacted by the degradation of the overall country economy and financial situation in Venezuela, primarily comprised of a loss of $10.0 million related to the remeasurement of our net monetary assets denominated in local currency from the official exchange rate of 6.3 Bolivares per US dollar to the new SIMADI exchange rate of 199 Bolivares per US dollar as of September 30, 2015 and $15.4 million related to the write-off of a receivable balance. The balance of this provision represents an obligation associated with the decision to exit a non-core business line in the region of $22.9 million. Further contributing to the loss for the quarter were a net loss on the sales and disposals of assets and other charges of $21.0 million, a post-closing adjustment of $5.5 million attributable to the settlement of certain working capital requirements related to the Merger and increases to our litigation reserves of $5.5 million.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the nine months ended September 30, 2015 was a net loss of $205.2 million. The loss was composed primarily of an other-than temporary impairment of $180.6 million related to our investment in CJES, which is accounted for under the equity method. We also recorded various provisions related to our International operations resulting in a loss of $48.3 million as described above as well as a net loss on the sales and disposals of assets and other charges of $23.7 million. These losses were partially offset by a net gain of $47.1 million related to the Merger.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the three months ended September 30, 2014 was a net gain of $1.5 million, which included a net gain on the sales and disposals of multiple assets of $27.6 million, the majority of which resulted from the gain on the disposition of our Alaska E&P assets of approximately $22.2 million. These gains were partially offset by $17.0 million in Merger-related transaction costs, increases to our litigation reserves of $3.2 million and foreign currency exchange losses of approximately $2.4 million.

The amount of gains (losses) on sales and disposals of long-lived assets and other income (expense), net for the nine months ended September 30, 2014 was a net loss of $16.5 million, which included $17.0 million in Merger-related transaction costs, increases to our litigation reserves of $6.8 million and foreign currency exchange losses of approximately $3.4 million. These losses were partially offset by a net gain on the sales and disposals of assets of $14.1 million.

Income tax rate

	Three Months Ended September 30,				Nine Months Ended September 30,

	2015	2014	Increase/(Decrease)		2015	2014	Increase/(Decrease)

Effective income tax rate from continuing operations	24%	38%	(14)%	(37)%	17%	28%	(11)%	(39)%

The change in our worldwide effective tax rate during the three and nine months ended September 30, 2015 compared to the corresponding 2014 periods was attributable to the geographic mix of pre-tax earnings (losses), along with the cumulative impact to the effective tax rate of our change in the annual forecasted amount of pre-tax earnings (losses), which includes greater losses in high-tax jurisdictions. In certain jurisdictions we have recognized deferred tax assets. Judgment and assumptions are required in determining whether deferred tax assets will be fully utilized. There are various factors that may cause these tax assumptions to change in the near or long term, and we may have to record a future valuation allowance against some of our deferred tax assets.

Assets Held-for-Sale

	September 30,		December 31,
	2015		2014
	(In thousands)
Oil and Gas	$76,300	(1)	$146,467
Other	2,100		—
	$78,400		$146,467

(1)      As of September 30, 2015, the carrying value of these assets was reduced by $51.0 million to reflect current fair value. The impairment charge is reflected in income (loss) from discontinued operations, net of tax in our consolidated statements of income (loss) as outlined below.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. At September 30, 2015, our undiscounted contractual commitments for these contracts approximated $35.3 million, and we had liabilities of $20.3 million, $5.9 million of which were classified as current and are included in accrued liabilities. At December 31, 2014, our undiscounted contractual commitments for these contracts approximated $84.6 million, and we had liabilities of $40.2 million, $19.6 million of which were classified as current and are included in accrued liabilities.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2015		2014	Increase/(Decrease)			2015		2014	Increase/(Decrease)
	(In thousands, except percentages)

Operating revenues (1)	$432		$2,314	$(1,882)	(81)%		$2,737		$10,842	$(8,105)	(75)%

Income (loss) from discontinued operations, net of tax	$(45,275	)(2)	$4,005	$(49,280)	n/m	(3)	$(41,067	)(2)	$4,488	$(45,555)	n/m	(3)

(1)                   Reflects operating revenues of our historical oil and gas operating segment.

(2)                   Reflects a $51.0 million impairment charge due to the deterioration of economic conditions in the dry gas market in western Canada as well as an impairment charge for a note receivable of $4.0 million remaining from the sale of one of our former Canada subsidiaries that provided logistics services.

(3)                   The number is so large that it is not meaningful.

During the three months ended September 30, 2015, we recognized an impairment charge for a note receivable of $3.0 million remaining from the sale of one of our former Canada subsidiaries that provided logistics services.

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2015 and 2014 below.

Operating Activities. Net cash provided by operating activities totaled $605.0 million during the nine months ended September 30, 2015, compared to $1.2 billion during the corresponding 2014 period. Operating cash flows are our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $731.6 million and $1.1 billion during the nine months ended September 30, 2015 and 2014, respectively. This decline of approximately 33% is partially attributable to the deconsolidation of our Completion & Production business line and further supplemented by reduced operating results in the U.S. and Canada drilling segments. Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and with payments of operating payables can be significant factors affecting operating cash flows. Changes in working capital items used $126.6 million and provided $156.6 million in cash during the nine months ended September 30, 2015 and 2014, respectively.

Investing Activities. Net cash used for investing activities totaled $119.6 million during the nine months ended September 30, 2015 compared to $1.2 billion during the corresponding 2014 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the nine months ended September 30, 2015 and 2014, we used cash for capital expenditures totaling $744.0 million and $1.3 billion, respectively. During the nine months ended September 30, 2015, we received proceeds related to the Merger of $650.1 million.

Financing Activities. Net cash used for financing activities totaled $713.2 million during the nine months ended September 30, 2015 compared to $7.5 million during the corresponding 2014 period. This was primarily due to the repayment of $612.5 million of amounts borrowed under our commercial paper program and revolving credit facility, using a portion of the cash consideration received in connection with the Merger, coupled with the repurchase of our common shares for a total of $45.0 million.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $700 - $900 million. Purchase commitments outstanding at September 30, 2015 totaled approximately $258.6 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, upgrades to our offshore rigs and additions to the technology assets that we own and operate. We can reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. In light of the recent decline in crude oil prices, we have already undertaken many cost cutting initiatives in an effort to minimize the negative impact to our business. We have undertaken efforts to reduce capital expenditures, operating costs and administrative expenses. Since the last downturn in 2009, we have strengthened our financial flexibility by streamlining operations, shedding non-core businesses and reducing net debt and interest expense.

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

On August 25, 2015, our Board of Directors (“Board”) authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. During the three months ended September 30, 2015, we repurchased 8.3 million of our common shares for approximately $78.4 million under this program. As of September 30, 2015, the remaining amount authorized under the program that may be used to purchase shares was  $321.6 million.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and commercial paper program and cash generated from operations. As of September 30, 2015, we had cash and short-term investments of $276.6 million and working capital of $0.7 billion. As of December 31, 2014, we had cash and short-term investments of $536.2 million and working capital of $1.2 billion. At September 30, 2015, we had $1.9 billion of availability remaining under our $2.25 billion revolving credit facility and commercial paper program.

During the quarter, we entered into an amendment to our existing committed, unsecured revolving credit facility to increase the borrowing capacity to $2.25 billion, extend the maturity date to July 2020 and increase the size of the accordion option to $500.0 million. Additionally, Nabors Industries, Inc., our wholly owned subsidiary, entered into a new five-year unsecured term loan facility for $325.0 million. The term loan facility contains a mandatory prepayment of $162.5 million due in three years. As of September 30, 2015, we had no borrowings outstanding under these facilities. We expect to use these facilities to provide financial flexibility for strategic investment opportunities, debt refinancing and other corporate uses.

We had 11 letter-of-credit facilities with various banks as of September 30, 2015. Availability under these facilities as of September 30, 2015 was as follows:

(In thousands)
Credit available	$657,239
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	230,682
Remaining availability	$426,557

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

Our gross debt to capital ratio was 0.45:1 as of September 30, 2015 and 0.47:1 as of December 31, 2014. Our net debt to capital ratio was 0.44:1 as of September 30, 2015 and 0.44:1 as of December 31, 2014. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 7.6:1 as of September 30, 2015 and 9.8:1 as of December 31, 2014. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) adjusted EBITDA divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

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

In July 2015, the FASB issued an ASU to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory. Subsequent measurement is unchanged for inventory measured using the last-in, first-out or the retail inventory method. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In September 2015, the FASB issued an ASU to simplify the accounting for measurement-period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	Remainder of 2015	2016	2017	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$94,342	$139,707	$19	$—	$234,068

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business, financial condition or results of operations could be materially adversely affected by the risk factor discussed below. In addition to the information set forth elsewhere in this report, the risk factors set forth in Item 1A. Risk Factors in our 2014 Annual Report, Form 10-Q for the three months ended March 31, 2015 and Form 10-Q for the three and six months ended June 30, 2015 should be carefully considered when evaluating us. These risks are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

Our drilling contracts may in certain instances be renegotiated or terminated and may not require an early termination payment to us

Most of our drilling contracts require that an early termination payment be made to us if a contract is terminated by the customer prior to its expiration. Such payments may not fully compensate us for the loss of a contract, and in certain circumstances, such as, but not limited to, non-performance caused by significant operational or equipment issues (such as destruction of a drilling rig that is not replaced within a specified period of time), sustained periods of downtime due to a force majeure event or other events beyond our control or some other breach of our contractual obligations, the customer may not be obligated to make an early termination payment to us. The early termination of a contract may result in a rig being idle for an extended period of time, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, during periods of depressed market conditions, such as the one we are currently experiencing and which we expect to continue into 2016, we may be subject to an increased risk of our customers (including government-controlled entities) seeking to renegotiate, repudiate or terminate their contracts or to otherwise exert commercial influence to our disadvantage. Our customers’ ability to perform their obligations under the contract, including their ability to pay us or fulfill their indemnity obligations, may also be impacted by an economic downturn or other adverse conditions in existence in the oil and gas market.   If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms — which may prove difficult during a depressed market — or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated with terms less favorable to us, it could adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2015 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

Period (In thousands, except average price paid per share)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31, 2015	3	$11.60	—	—
August 1 - August 31, 2015	<1	$10.26	—	400,000
September 1 - September 30, 2015	7	$10.47	8,282	321,602

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

(2)         In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through September 30, 2015, we repurchased 8.3 million of our common shares for approximately $78.4 million under this program. As of September 30, 2015, we had $321.6 million that remained authorized under the program that may be used to purchase shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Restrepo
William Restrepo
Chief Financial Officer

Date:	November 6, 2015

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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