Form 10-K
period 2015-12-31
NABORS INDUSTRIES LTD
filed 2016-02-26
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the 240,618,142 common shares held by non-affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2015, based on the closing price of our common shares as of such date of $14.43 per share as reported on the New York Stock Exchange, was $3,472,119,789. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 23, 2016 was 281,607,415, excluding 49,672,636 common shares held by our subsidiaries, or 331,280,051 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2016 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2015

Our internet address is www.nabors.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website into this annual report on Form 10-K. In addition, documents relating to our corporate governance (such as committee charters, governance guidelines and other internal policies) can be found on our website. The public may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

•                  fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

•                  fluctuations in levels of oil and natural gas exploration and development activities;

•                  fluctuations in the demand for our services;

•                  competitive and technological changes and other developments in the oil and gas and oilfield services industries;

•                  changes in the market value of investments accounted for using the equity method of accounting;

•                  our ability to complete, and realize the expected benefits of, strategic transactions;

•                  the existence of operating risks inherent in the oil and gas and oilfield services industries;

•                  the possibility of changes in tax and other laws and regulations;

•                  the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business; and

•                  general economic conditions, including the capital and credit markets.

Our businesses depend to a large degree on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained decrease in the price of oil or natural gas that has a material impact on exploration, development or production activities could also materially affect our financial position, results of operations and cash flows.

The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A.—Risk Factors.

Unless the context requires otherwise, references in this annual report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), our wholly owned subsidiary.

PART I

ITEM 1.  BUSINESS

Overview

Nabors was formed as a Bermuda exempted company on December 11, 2001. Through predecessors and acquired entities, Nabors has been continuously operating in the drilling sector since the early 1900s. We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform workover and drilling rigs in the United States and numerous international markets. As a global provider of services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of as of December 31, 2015 includes:

•                  430 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 20 other countries throughout the world; and

•                  42 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

We also provide innovative drilling technology and equipment and comprehensive well-site services including engineering, transportation and disposal, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in many of the most significant oil and gas markets in the world. In addition, we manufacture and lease or sell top drives and other rig equipment.

On March 24, 2015, we completed the merger (the “Merger”) of our Completion & Production Services business with C&J Energy Services, Inc. (“C&J Energy”). In the Merger and related transactions, our wholly-owned interest in our Completion & Production Services business was exchanged for cash and an equity interest in the combined entity, C&J Energy Services Ltd. (“CJES”), and is now accounted for as an unconsolidated affiliate as of the acquisition date. As a result of the Merger, we report our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). See further discussion in Note 9—Investments in Unconsolidated Affiliates in Part II, Item 8.—Financial Statements and Supplementary Data. Prior to the Merger, our Completion & Production Services business conducted our operations involved in the completion, life-of-well maintenance and plugging and abandonment of wells in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. Since the date of the Merger, CJES has not been consolidated in our financial results. As we no longer consolidate the results of operations from our historical Completion & Production Services business, our results of operations for the years ended December 31, 2014 and 2013 are not directly comparable to the year ended December 31, 2015.

Our Drilling & Rig Services business is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation, optimization software and directional drilling services. Our Drilling & Rig Services business consists of four reportable operating segments: U.S., Canada, International and Rig Services. Through our investment in CJES, we remain engaged in the completion and production services business. CJES provides well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 21—Segment Information in Part II, Item 8.—Financial Statements and Supplementary Data.

U.S. Drilling

We operate one of the largest land-based drilling rig fleets in the United States, consisting of 177 AC rigs and 57 SCR rigs as of December 31, 2015. Our PACE®-X rig is the latest generation AC rig designed specifically for multi-well drilling on a single pad. As of December 31, 2015, we have placed 40 PACE®-X rigs into service, inclusive of 8 during fiscal year 2015. We also operate 17 platform rigs in the U.S. Gulf of Mexico. We commenced utilization of a new 4600 horsepower deepwater platform rig on a limited basis during 2015, pending full start-up of the project.

Our U.S. drilling operations contributed approximately 33% of our consolidated operating revenues for the year ended December 31, 2015, compared with approximately 32% of our consolidated operating revenues during 2014.

Canada Drilling

We operate 58 land-based drilling rigs in Canada. Our Canada drilling operations contributed approximately 4% of our consolidated operating revenues for the year ended December 31, 2015, compared with approximately 5% of our consolidated operating revenues during 2014.

International Drilling

We operate 137 land-based drilling rigs in approximately 20 countries as of December 31, 2015. We also operate 19 platforms and 6 jackup rigs in the international offshore drilling markets. Many of our rigs in our international drilling markets were designed to address the challenges inherent in specific drilling applications such as those required in the desert, remote/environmentally sensitive locations and the various shale plays. We continue to upgrade and deploy high-specification desert rigs specifically for gas drilling in the Middle East. During 2015, we deployed 3 high-specification rigs in the Middle East and 6 PACE®-X rigs in Latin America.

In May 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia Company Limited (“Nabors Arabia”), our joint venture in Saudi Arabia, making it a wholly owned subsidiary. As a result, we consolidated the assets and liabilities of Nabors Arabia on the acquisition date based on their respective fair values. We have also consolidated the operating results of Nabors Arabia since the acquisition date and reported those results in our International drilling segment. The acquisition of the remaining interest allows us to strategically align our future growth in this market by providing additional flexibility to invest capital and pursue future investment opportunities.

Our International drilling operations contributed approximately 48% of our consolidated operating revenues for the year ended December 31, 2015, compared with approximately 24% of our consolidated operating revenues during 2014.

Rig Services

Through various subsidiaries, we manufacture and sell top drives, catwalks, wrenches, drawworks and other drilling related equipment which are installed on both onshore and offshore drilling rigs. We offer specialized drilling technologies, such as patented steering systems and rig instrumentation software systems including:

•                  ROCKIT® directional drilling system, which is used to provide data collection services to oil and gas exploration and service companies, and

•                  RIGWATCH® software, which is computerized software and equipment that monitors a rig’s real-time performance and daily reporting for drilling operations, making this data available through the internet.

We have engaged in a number of acquisitions with the specific goal of developing projects that enhance our drilling-related service offerings. See — “Acquisitions and Divestitures”.

Our Rig Services operations contributed approximately 6% of our consolidated operating revenues for the year ended December 31, 2015, compared with approximately 6% of our consolidated operating revenues during 2014.

Drilling Contracts

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

Our contracts for land-based and offshore drilling have durations that are single-well, multi-well or term. Term contracts generally have durations ranging from six months to five years. Under term contracts, our rigs are committed to one customer. Offshore workover projects are often contracted on a single-well basis. We generally receive drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our single-well contracts are subject to termination by the customer on short notice, while multi-well contracts and term contracts may provide us with early termination compensation in certain circumstances. Such payments may not fully compensate us for the loss of a contract, and in certain circumstances the customer may not be obligated, able or willing to make an early termination payment to us. Contract terms and rates differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed. In addition, throughout 2015, we experienced downward pricing-pressure and demand for our drilling services from existing customers in light of the industry conditions and, as a result, renegotiated pricing and other terms in our drilling contracts with certain customers. See Part 1A.—Risk Factors—Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability and Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment.

Rig Activity and Utilization

The following table presents our rig years (a measure of activity and utilization) and average utilization rates for the year ended December 31, 2015:

	Rig Years	Average Utilization

Drilling & Rig Services:
U.S.	120.0	41%
Canada	16.7	25%
International	124.0	79%
	260.7	50%

Our Customers

Our customers include major, national and independent oil and gas companies. One customer, Saudi Arabian Oil Company, accounted for approximately 12% of our consolidated operating revenues during the year ended December 31, 2015, as a result of our acquisition of the remaining interest in Nabors Arabia and our consolidation of Nabors Arabia’s results of operations. No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2014 and 2013.

Our Employees

As of December 31, 2015, we employed approximately 13,500 people operating in approximately 30 countries. Our number of employees fluctuates depending on the current and expected demand for our services. Some rig-based employees in Alaska, Argentina, Mexico and Australia are represented by collective bargaining units. We believe our relationship with our employees is generally good.

Seasonality

Our operations are subject to seasonal factors. Specifically, our drilling and workover operations in Canada and Alaska generally experience reduced levels of activity and financial results during the second quarter of each year, due to the annual spring thaw. In addition, our U.S. offshore market can be impacted during summer months by tropical weather systems in the Gulf of Mexico. Global climate change could lengthen these periods of reduced activity, but we cannot currently estimate to what degree. Our overall financial results reflect the seasonal variations experienced in these operations, but seasonality does not materially impact the remaining portions of our business.

Research and Engineering

Research and engineering continues to be an important part of our overall business. During 2015, we spent approximately $41.3 million on research and engineering activities. The effective use of technology is critical to maintaining our competitive position within the drilling industry. We expect to continue developing technology internally and acquiring technology through strategic acquisitions.

Industry/Competitive Conditions

To a large degree, our businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly and are highly volatile. Since the second half of 2014, the oil and gas industry has experienced a significant decline as a result of decreasing oil and natural gas prices, resulting in a reduction of exploration, development and production activities of our customers. The level of activity in the sector remains suppressed into 2016. A continued decrease or further prolonged decline in the price of oil or natural gas or in the exploration, development and production activities of our customers could result in a corresponding decline in the demand for our services and/or a reduction in dayrates and utilization, which could have a material adverse effect on our financial position, results of operations and cash flows. See Part I, Item 1A.—Risk Factors—Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability and Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The markets in which we provide our services are highly competitive. We provide our drilling and rig services in the United States, Canada and approximately 20 countries throughout the world. We believe that competitive pricing is a significant factor in determining which service provider is awarded a job in these markets and customers are increasingly sensitive to price during periods of market instability. Historically, the number of available rigs and drilling-related equipment has exceeded demand in many of the markets in which we operate, resulting in strong price competition. This is due in part to the fact that most rigs and drilling-related equipment can be readily moved from one region to another in response to changes in the levels of exploration, development and production activities and market conditions, which may result in an oversupply of rigs and drilling-related equipment in certain areas.

In late 2014, falling oil prices forced a curtailment of drilling-related expenditures by many companies and resulted in an oversupply of rigs in the markets where we operate. During 2015, this continued decline in drilling and related activity impacted our key markets. Although many rigs can be readily moved from one region to another in response to changes in levels of activity and many of the total available contracts are currently awarded on a bid basis, competition has increased based on the supply of existing and new rigs across all of our markets. Most available contracts for our services are currently awarded on a bid basis, which further increases competition based on price.

In addition to price, other competitive factors in the markets we serve are the overall quality of service and safety record, the technical specification and condition of equipment, the availability of skilled personnel and the ability to offer ancillary services. Our drilling business is subject to certain additional competitive factors. For example, our ability to deliver rigs with new technology and features and, in certain international markets, our experience operating in certain environments and strong customer relationships have been significant factors in the selection of Nabors for the provision of drilling services. We expect that the market for our drilling services will continue to be highly competitive. See Part I, Item 1A.—Risk Factors—We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.

Certain competitors are present in more than one of the markets in which we operate, although no one competitor operates in all such markets. We compete with (1) Helmerich & Payne, Inc., Patterson-UTI Energy, Inc. and several other competitors with national, regional or local rig operations in the United States, (2) Saipem S.p.A, KCA Deutag, and Weatherford International Ltd. and various contractors in our international markets and (3) Precision Drilling, Ensign Energy Services, and others in Canada.

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

As a result of the Merger, we are now a pure-play provider of drilling and rig services and are able to streamline our business to sharpen our focus on our core business of drilling and rig services. We continue to leverage the completion and production services business through our equity method investment in CJES and are committed to enhancing shareholder value through this investment.

During 2015, we made significant progress in expanding our technology portfolio. Our technological development efforts are focused on advanced rig designs with emphasis on automation of the drilling floor, a suite of downhole measurement and sensing tools and the seamless integration of the rig’s operations with downhole sensing. In addition, we are adding complementary services to our traditional rig offering and in many cases replacing third parties. These efforts support our strategy to differentiate our drilling services, and ultimately reduce our customers’ unit costs, through advanced drilling technology.

Additionally, in the Lower 48 market, we commenced the formal rollout of a suite of related services — including BOP testing, drillpipe rental and casing running services — which complement our core drilling activities. These services represent an opportunity to increase our revenue per rig, generally with minimal incremental investment. Moreover, since our rig crews provide the services, our incremental cost is generally lower than the costs incurred by existing third-party service providers.

Acquisitions and Divestitures

We have grown from a land drilling business centered in the U.S. lower 48 states, Canada and Alaska to an international business with operations on land and offshore in most of the major oil and gas markets in the world. At the beginning of 1990, our fleet consisted of 44 actively marketed land drilling rigs in Canada, Alaska and in various international markets. Today, our worldwide fleet of actively marketed rigs consists of 430 land drilling rigs, 36 offshore platform rigs and 6 jackup units. This growth was fueled in part by strategic acquisitions. Although we continue to examine opportunities, including acquisitions, divestitures and other strategic transactions, there can be no assurance that such opportunities will continue to be available, that the pricing will be economical or that we will be successful in completing and realizing the expected benefits of such transactions in the future.

As noted above, we may sell a subsidiary or group of assets outside of our core markets or business if it is strategically or economically advantageous for us to do so.

In addition to the Merger, we undertook the following transactions over the last three years. These transactions have allowed us to streamline our business to become a pure-play driller.

Acquisitions

In January 2013, we purchased the business of Navigate Energy Services, Inc. (“NES”) for a total cash price of approximately $37.5 million. This acquisition expanded our technology and development capability for drilling and measurement tools and services, and is included in our Rig Services operating segment.

In October 2013, we purchased KVS Transportation, Inc. and D&D Equipment Investments, LLC, (collectively, “KVS”) for total consideration of $149.0 million. KVS provides various logistics and support services operating in the oilfield and well-servicing industry. Services are provided by tractor trucks, bobtail trucks, winch trucks, other truck types, trailers, container bins, eyewash stations, various types of tanks, shop equipment and other related support equipment. This acquisition expanded our truck fleet, vacuum truck services, tank and related equipment services and was included in our Production Services operating segment for the periods subsequent to the acquisition date until the date of the Merger.

In October 2014, we purchased the outstanding shares of 2TD Drilling AS (“2TD”), a drilling technology company based out of Norway. 2TD is in the process of developing a rotary steerable system for directional drilling which, once developed, will be included in our Rig Services operating segment. Under the terms of the transaction, we paid an initial amount of $40.3 million for the purchase of the shares. We may also be required to make future payments of up to an additional $40.0 million, contingent on the achievement of various milestone objectives.

In May 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia, our joint venture in Saudi Arabia, making it a wholly owned subsidiary. Previously, we held a 51% equity interest with a carrying value of $44.7 million, and we had accounted for the joint venture as an equity method investment. The acquisition of the remaining interest allows us to strategically align our future growth in this market by providing additional flexibility to invest capital and pursue future investment opportunities. As a result, we consolidated the assets and liabilities of Nabors Arabia on the acquisition date based on their respective fair values. We have also consolidated the operating results of Nabors Arabia since the acquisition date and reported those results in our International drilling segment.

Divestitures

In 2013, we sold the assets of one of our former Canadian subsidiaries that provided logistics services for proceeds of $9.3 million. In addition, we sold Peak Oilfield Service Company (“Peak”), one of our businesses in Alaska, for gross cash proceeds of $135.5 million. We also sold some of our oil and gas assets and received proceeds of approximately $90.0 million.

In 2014, we sold a large portion of our interest in our oil and gas proved properties located on the North Slope of Alaska. Under the terms of the agreement, we received $35.1 million at closing and expect to receive additional payments of $27.0 million upon certain future dates or the properties achieving certain production targets. We retained both a working interest and an overriding royalty interest in the properties at various interests. The working interest is fully carried up to $600 million of total project costs.

See Note 4—Assets Held for Sale and Discontinued Operations for additional discussion in Part II, Item 8.—Financial Statements and Supplementary Data.

Environmental Compliance

We do not anticipate that compliance with currently applicable environmental regulations and controls will significantly change our competitive position, capital spending or earnings during 2016. We believe we are in material compliance with applicable environmental rules and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental laws and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect our results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth elsewhere in this annual report, the following factors should be carefully considered when evaluating Nabors. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability

Our operations depend on the level of spending by oil and gas companies for exploration, development and production activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, can be highly volatile. For example, oil prices were as high as $107 per barrel during 2014 and were as low as $35 per barrel during 2015. Subsequent to year end, oil prices have continued to decline reaching a low of $26.21 per barrel on February 11, 2016. The decrease in oil prices has been caused by, among other things, an oversupply of crude oil and stagnant demand. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, affect both the supply of and demand for oil and natural gas. In addition, weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand for oil and natural gas, the availability and demand for drilling equipment and pipeline capacity, and other factors beyond our control may also affect the supply of and demand for oil and natural gas. As a result of the sustained reduction in the price of oil, the level of drilling, exploration and production activity declined in 2015, resulting in a corresponding decline in the demand for our drilling services and/or a reduction in our dayrates and rig utilization. Accordingly, the continuation of lower oil and natural gas prices or the further decline in such prices could have an adverse effect on our revenues, cash flows and profitability.

A prolonged period of lower oil and natural gas prices could also adversely impact our cash forecast models used to determine whether the carrying value of our long-lived assets exceed our future cash flows, which could result in future impairment to our long-lived assets. A continuation of lower oil and natural gas prices could also affect our ability to retain skilled rig personnel and affect our ability to access capital to finance and grow our business. There can be no assurances as to the future level of demand for our services or future conditions in the oil and natural gas and oilfield services industries.

Our business and profitability could be adversely affected by turmoil in the global economy

Changes in general economic and political conditions may negatively impact our business, financial condition, results of operations and cash flows. As a result of the volatility of oil and natural gas prices and the depressed economic environment, we are unable to predict the level of exploration, drilling and production activities of our customers and whether our customers and/or vendors will be able to sustain their operations and fulfill their commitments and obligations. If oil prices remain low and/or global economic conditions remain tepid or deteriorate in the future, there could be a material adverse impact on the liquidity and operations of our customers, vendors and other worldwide business partners, which in turn could have a material impact on our results of operations and liquidity. Furthermore, these conditions may result in certain of our customers experiencing an inability to pay vendors, including us. In addition, we may experience difficulties forecasting future capital expenditures by our customers, which in turn could lead to either over capacity or, in the case of a recovery in oil prices and the world wide economy, undercapacity, either of which could adversely affect our operations. There can be no assurance that the global economic environment will not deteriorate again in the future due to one or more factors.

We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations

The oilfield services industry is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Most rigs and drilling-related equipment can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of such rigs and drilling-related equipment in certain areas, and accordingly, increased price competition, as we have observed over the past year in certain markets. In addition, in recent years, the ability to deliver rigs with new technology and features has become an important factor in determining job awards. Our customers are increasingly demanding the services of newer, higher specification drilling rigs, which requires continued technological developments and increased capital expenditures, and our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements for equipment. New technologies, services or standards could render some of our services, drilling rigs or equipment obsolete. Another key factor in job award determinations is our ability to maintain a strong safety record. As a result of these and other competitive factors, we may be unable to maintain or increase our market share, utilization rates and/or day rates for our services, which could adversely affect our business, financial condition, results of operations and cash flows.

In addition, we have a number of customer contracts that will expire in 2016. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers’ future drilling plans, which are subject to change. For example, during 2015, a number of oil and gas companies, including some of our customers, publicly announced significant reductions in their planned exploration and development spending. Due to the highly competitive nature of the industry, which can be exacerbated during periods of depressed market conditions, such as the one we are currently experiencing, we may not be able to renew or replace expiring contracts or, if we are able to, we may not be able to secure or improve existing day rates or other material terms, which could have an adverse effect on our business, financial condition and results of operations.

The nature of our operations presents inherent risks of loss that could adversely affect our results of operations

Our operations are subject to many hazards inherent in the drilling and workover industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others. Our offshore operations involve the additional hazards of marine operations including capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. Our operations are also subject to risks of war, civil disturbances or other political events.

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event not fully insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses that could adversely affect our business, financial condition and liquidity. In addition, insurance may not be available to cover any or all of these risks. Even if available, insurance may be inadequate or insurance premiums or other costs may increase significantly in the future making insurance prohibitively expensive. We expect to continue facing upward pressure in our insurance renewals; our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs, which could exacerbate the impact of our losses on our financial condition and liquidity.

Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment

Most of our multi-well and term drilling contracts require that an early termination payment be made to us if a contract is terminated by the customer prior to its expiration. However, such payments may not fully compensate us for the loss of a contract, and in certain circumstances, such as, but not limited to, non-performance caused by significant operational or equipment issues (such as destruction of a drilling rig that is not replaced within a specified period of time), sustained periods of downtime due to a force majeure event or other events beyond our control or some other breach of our contractual obligations, our customer may not be obligated to make an early termination payment to us at all. In addition, some contracts may be suspended, rather than terminated early, for an extended period of time, in some cases without adequate compensation. The early termination or suspension of a contract may result in a rig being idle for an extended period of time, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, during periods of depressed market conditions, such as the one we are currently experiencing and which we expect to continue in 2016, we may be subject to an increased risk of our customers (including government-controlled entities) seeking to renegotiate, repudiate or terminate their contracts and/or to otherwise exert commercial influence to our disadvantage. During 2015, we experienced downward pricing pressure and decreased demand for our drilling services with existing customers, resulting in renegotiations of pricing and other terms in our drilling contracts with certain customers. Our customers’ ability to perform their obligations under the contract, including their ability to pay us or fulfill their indemnity obligations, may also be impacted by an economic or industry downturn or other adverse conditions in the oil and gas industry. If we were to sustain a loss and our customers were unable to honor its indemnification obligation and/or payment, it could adversely affect our liquidity. If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and/or on substantially similar terms — which may prove difficult during a depressed market — or if contracts are suspended for an extended period of time with or without adequate compensation or renegotiated with pricing or other terms less favorable to us, it could adversely affect our financial condition and results of operations.

Our investment in CJES may lose significant value due to a decline in equity prices and other market-related risks

We account for our investment in CJES using the equity method of accounting. Under the equity method of accounting we would generally increase or decrease the value of our investment based on our allocable share of the net income (loss) of CJES. However, CJES’s common shares are publicly traded on the NYSE, and a sustained decrease in the market price of these shares could result in future impairment of our investment. CJES and its common shares are subject to a wide variety of market-related risks, including, but not limited to, a decrease in the demand for service as a result of depressed oil and gas prices, the realization of any of which could cause a decrease in the trading price of those common shares, which in turn could cause us to recognize an impairment of our investment. During the year ended December 31, 2015, we determined the carrying value of our investment was other than temporarily impaired which resulted in an impairment charge of $180.6 million. As of the date of this annual report, the market price of CJES is trading below our carrying value. Should it remain at these levels for an extended period of time, it could result in a future other-than-temporary impairment.

We may record additional losses or impairment charges related to sold or idle rigs

In 2015, we recognized impairment charges of $118.1 million related to tangible assets and equipment. Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then carrying value or the decline in market value of our assets may cause us to experience further losses. If future cash flow estimates, based upon information available to management at the time, including oil and gas prices and expected utilization levels, indicate that the carrying value of any of our rigs may not be recoverable or if we sell assets for less than their then carrying value, we may recognize additional impairment charges on our fleet.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations

In 2015, we received approximately 26% percent of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates).

The loss of one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations.

The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls

We derive a significant portion of our business from global markets, including major operations in Canada, South America, Mexico, the Middle East, the Far East, the South Pacific, Russia and Africa. These operations are subject to various risks, including war, civil disturbances, political or economic instability, terrorist activity and governmental actions that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contractual rights or the taking of property without fair compensation. In some countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. We are also subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain. To the extent that any of these risks arising from our operations in global markets are realized, it could have a material adverse effect on our business, financial condition and results of operations.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments

As of December 31, 2015, we had approximately $3.7 billion in outstanding debt. We also have various financial commitments, such as leases, firm transportation and processing, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under our unsecured revolving credit facility and our ability to access the capital markets and/or other sources of financing. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes.

Our ability to access capital markets could be limited

From time to time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets for long-term financing could be limited by, among other things, oil and gas prices, our existing capital structure, our credit ratings and the health of the drilling and overall oil and gas industry and the global economy. In addition, many of the factors that affect our ability to access capital markets, such as the liquidity of the overall capital markets and the state of the economy and oil and gas industry, are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business.

A downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by the major U.S. credit rating agencies. Factors that may impact our credit ratings include debt levels, the level of adjusted EBITDA, asset purchases or sales, and near-term and long-term growth opportunities. Liquidity, asset quality, cost structure, market diversity, and commodity pricing levels and others are also considered by the rating agencies. A ratings downgrade could adversely impact our ability to access capital markets or other financing sources in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations, any of which could adversely affect our financial condition, results of operations and cash flows.

As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations

We are a holding company with no significant assets other than the stock of our operating subsidiaries and investment in unconsolidated affiliates, including CJES. In order to meet our financial needs, we rely exclusively on repayments of interest and principal on intercompany loans that we have made to our operating subsidiaries and income from dividends and other cash flows from our operating subsidiaries. There can be no assurance that our operating subsidiaries will generate sufficient net income to pay us dividends or sufficient cash flows to make payments of interest and principal to us. In addition, from time to time, our operating subsidiaries may enter into financing arrangements or be made subject to laws or regulations that restrict or prohibit these types of upstream payments. In addition, the ability of our equity method investees to make distributions on their stock is subject to their ability to generate cash flow, restrictions in their credit facilities and other indebtedness and applicable law. There can also be adverse tax consequences associated with our subsidiaries and equity method investees paying dividends to us.

We may be subject to changes in tax laws and have additional tax liabilities

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United States or jurisdictions in which we or any of our subsidiaries operate or are incorporated. Furthermore, the Organization for Economic Co-Operation and Development (“OECD”) published a Base Erosion and Profit Shifting Action Plan in July 2013, seeking to reform the taxation of multinational companies. The recommendations made by the OECD may result in unilateral, uncoordinated changes in tax laws in the countries in which we operate or are incorporated, which may result in double taxation or otherwise increase our tax liabilities which in turn could have a material adverse effect on our financial condition and results of operations.

Tax laws, treaties and regulations are highly complex and subject to interpretation. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If these tax laws, treaties or regulations change or any tax authority successfully challenges our assessment of the effects of such laws, treaties and regulations in any country, including our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, this could have a material adverse effect on us, resulting in a higher effective tax rate on our consolidated earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

Changes to or noncompliance with governmental regulation or exposure to environmental liabilities could adversely affect our results of operations

Drilling of oil and gas wells is subject to various laws, rules and regulations in the jurisdictions where we operate. Our cost of compliance with these laws may be substantial. For example, the U.S. Environmental Protection Agency (“EPA”) has promulgated rules requiring the reporting of greenhouse gas emissions applicable to certain offshore oil and natural gas production and onshore oil and natural gas production, processing, transmission, storage and distribution facilities. In August 2015, the EPA proposed standards to reduce methane emissions in the oil and gas industry. In addition, U.S. federal law strictly regulates the prevention of oil spills and the release of hazardous substances, and imposes liability for removal costs and natural resource, real or personal property and certain economic damages arising from any spills. Some of these laws may impose strict and/or joint and several liability for clean-up costs and damages without regard to the conduct of the parties. As an owner and operator of onshore and offshore rigs and other equipment, we may be deemed to be a responsible party under federal law. In addition, we are subject to various laws governing the containment and disposal of hazardous substances, oilfield waste and other waste materials and the use of underground storage tanks.

Changes in environmental laws may also negatively impact the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on us. For example, legislation has been proposed from time to time in the U.S. Congress that would reclassify some oil and natural gas production wastes as hazardous wastes under the Resources Conservation and Recovery Act, which would make the reclassified wastes subject to more stringent and costly handling, disposal and clean-up requirements. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. Legislators and regulators in the United States and other jurisdictions where we operate also focus increasingly on restricting the emission of carbon dioxide, methane and other greenhouse gases that may contribute to warming of the Earth’s atmosphere, and other climatic changes. The U.S. Congress has considered legislation designed to reduce emission of greenhouse gases, and some states in which we operate have passed legislation or adopted initiatives, such as the Regional Greenhouse Gas Initiative in the northeastern United States and the Western Regional Climate Action Initiative, which establish greenhouse gas inventories and/or cap-and-trade programs. Some international initiatives have been or may be adopted, which could result in increased costs of operations in covered jurisdictions. In addition, the EPA has published findings that emissions of greenhouse gases present an endangerment to public health and the environment, which may lead to further regulations of greenhouse gases emissions under existing provisions of the Clean Air Act. The EPA has already issued rules requiring monitoring and reporting of greenhouse gas emissions from oil and natural gas sector. Future or more stringent regulation could dramatically increase operating costs for oil and natural gas companies and could reduce the market for our services by making wells and/or oilfields uneconomical to operate.

The expansion of the scope of laws protecting the environment has accelerated in recent years, particularly outside the United States, and we expect this trend to continue. Violation of environmental laws could lead to the imposition of administrative, civil or criminal penalties, remedial obligations, and in some cases injunctive relief. Violations may also result in liabilities for personal injuries, property and natural resource damage and other costs and claims. We are not always successful in allocating all risks of these environmental liabilities to customers, and it is possible that customers who assume the risks will be financially unable to bear any resulting costs.

We rely on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction

Our reliance on third-party suppliers, manufacturers and service providers to provide equipment and services exposes us to volatility in the quality, price and availability of such items. Certain components, parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers. The failure of one or more third-party suppliers, manufacturers or service providers to provide equipment, components, parts or services, whether due to capacity constraints, production or delivery disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment, is beyond our control and could materially disrupt our operations or result in the delay, renegotiation or cancellation of drilling contracts, thereby causing a loss of contract drilling backlog and/or revenue to us, as well as an increase in operating costs.

Additionally, our suppliers, manufacturers and service providers could be negatively impacted by current industry conditions or global economic conditions. If certain of our suppliers, manufacturers or service providers were to curtail or discontinue their business as a result of such conditions, it could result in a reduction or interruption in supplies or equipment available to us and/or a significant increase in the price of such supplies and equipment, which could adversely impact our business, financial condition and results of operations.

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us

A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, and we have adopted policies and procedures and related training meant to ensure compliance, we cannot be sure that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and U.S. Department of Justice have continued to focus on enforcement activities with respect to the FCPA. The occurrence or allegation of these types of risks may adversely affect our business, financial condition and results of operations.

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

•                  Classifying our Board of Directors (“Board”) so that all the directors could not be replaced at a single meeting;

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

Legal proceedings and governmental investigations could affect our financial condition and results of operations

We are subject to legal proceedings and governmental investigations from time to time that include employment, tort, intellectual property and other claims, and purported class action and shareholder derivative actions. We are also subject to complaints and allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws or other whistle blower-related matters. Lawsuits or claims could result in decisions against us that could have an adverse effect on our financial condition or results of operations. See Item 3—Legal Proceedings for a discussion of certain existing legal proceedings.

The loss of key executives or inability to attract and retain experienced technical personnel could reduce our competitiveness and harm prospects for future success

The successful execution of our business strategies will depend, in part, on the continued service of certain key executive officers. We have employment agreements with some of our key personnel within the company, but no assurance can be given that any employee will remain with us, whether or not they have entered into an employment agreement with us. We do not carry key man insurance. In addition, our operations depend, in part, on our ability to attract and retain experienced technical professionals. Competition for such professionals is intense. The loss of key executive officers and/or our inability to retain or attract experienced technical personnel, could reduce our competitiveness and harm prospects for future success, which may adversely affect our business, financial condition and results of operations.

Failure to realize the anticipated benefits of acquisitions, divestitures and other strategic transactions may adversely affect our business, results of operations and financial position

We undertake from time to time acquisitions, divestitures and other strategic transactions that we expect to further our business objectives. The anticipated benefits of such transactions may not be realized, or may be realized more slowly than expected, and may result in operational and financial consequences, including, but not limited to, the loss of key customers, suppliers or employees and significant transactional expenses, which may have an adverse effect on our business, financial condition and results of operations.

Our business is subject to cybersecurity risks

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Risks associated with these threats include, among other things, loss of intellectual property, disruption of our and customers’ business operations and safety procedures, loss or damage to our worksite data delivery systems, and increased costs to prevent, respond to or mitigate cybersecurity events. Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks are evolving and unpredictable. The occurrence of such an attack could go unnoticed for a period time. Any such attack could have a material adverse effect on our business, financial condition and results of operations.

Significant exercises of stock options could adversely affect the market price of our common shares

As of February 23, 2016, we had 800,000,000 authorized common shares, of which 331,280,051 shares were outstanding and entitled to vote. In addition, 12,297,499 common shares were reserved for issuance pursuant to stock option and employee benefit plans. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options (and, where applicable, sales pursuant to Rule 144 under the Securities Act), would be dilutive to existing security holders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

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

We own certain mineral interests in connection with our investment in development and production of natural gas, oil and natural gas liquids in the United States and the province of British Columbia, Canada.

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

In 2009, the Court of Ouargla entered a judgment of approximately $13.6 million (at December 31, 2015 exchange rates) against us relating to alleged customs infractions in Algeria. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court (the “Supreme Court”). In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We again lodged an appeal to the Supreme Court, asserting the same challenges as before. While the appeal was pending, the Hassi Messaoud customs office initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. The customs authority demanded 50% of the total fine as a final settlement and seized additional funds of approximately $3.6 million. We have recorded a reserve in the amount of the posted security. The matter was heard by the Supreme Court on February 26, 2015, and on March 26, 2015, that court set aside the judgment of the Ouargla Court of Appeals and remanded the case to that court for further proceedings. A hearing was held on October 28, 2015 in the Ouargla Court of Appeals and on November 4, 2015, the court affirmed the Supreme Court’s decision that we were not guilty. We have filed an application to the Conseil d’Etat in an effort to recover amounts previously paid by us. A portion of those amounts equal to $3.6 million has been returned, and our efforts to recover the additional $4.4 million continue.

In March 2011, the Court of Ouargla entered a judgment of approximately $26.7 million (at December 31, 2015 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations operating in the country, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $18.7 million in excess of amounts accrued.

In 2012, Nabors Global Holdings II Limited (“NGH2L”) signed a contract with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company. When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. We successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012. We completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction. The defendants made numerous jurisdictional challenges and on April 30, 2015, ERG filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Accordingly, the civil actions are currently subject to the bankruptcy stay and the claims in the suit are assets of the estate. Nabors is monitoring the bankruptcy proceeding closely to determine how it will affect the pending litigation. The lawsuit is stayed, pending further court actions, including appeals of the jurisdictional decisions. ERG retains its causes of action for monetary damages, but we believe the claims are foreclosed by the terms of the agreement and are without factual or legal merit. Although we are vigorously defending the lawsuit, its ultimate outcome cannot be determined at this time.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common shares, par value $0.001 per share, are publicly traded on the New York Stock Exchange (the “NYSE”) under the symbol “NBR”.

The following table sets forth the reported high and low sales prices of our common shares as reported on the NYSE for the periods indicated.

		Share Price
Calendar Year		High	Low

2014	First Quarter	$25.06	$16.43
	Second Quarter	29.90	23.36
	Third Quarter	30.24	22.51
	Fourth Quarter	23.08	9.91

2015	First Quarter	$14.09	$9.96
	Second Quarter	16.99	13.70
	Third Quarter	14.43	8.94
	Fourth Quarter	12.33	7.47

On February 23, 2016, the closing price of our common shares as reported on the NYSE was $6.88.

Holders.

At February 23, 2016, there were approximately 1,790 shareholders of record of our common shares.

Dividends.

On February 19, 2016, our Board declared a cash dividend of $0.06 per common share, which will be paid on March 31, 2016 to shareholders of record at the close of business on March 10, 2016.

We paid quarterly cash dividends during the past two fiscal years as shown in the table below. The declaration and payment of future dividends will be at the discretion of the Board and will depend, among other things, on future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions in addition to legal requirements.

	Paid per Share		Total Payment
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Quarter
First	$0.06	$0.04	$17,469	$11,892
Second	0.06	0.04	17,511	11,899
Third	0.06	0.06	17,509	17,989
Fourth	0.06	0.06	16,873	17,365

See Part I—Item 1.A. Risk Factors—As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2015:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)

October 1 - October 31	<1	$11.68	1,763	304,947
November 1 - November 30	5	$10.04	508	300,403
December 1 - December 31	22	$8.31	—	300,403

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

(2)                                 In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through December 31, 2015, we repurchased 10.6 million of our common shares for approximately $99.6 million under this program. Shares repurchased are held by our subsidiaries. As of December 31, 2015, we had approximately $300.4 million that remained authorized under the program that may be used to purchase shares. The shares held by our subsidiaries are registered and tradeable subject to securities laws and have the same voting and other rights as other outstanding shares. See Note 23—Subsequent Events.

For a description of securities authorized for issuance under equity compensation plans, see Part III, Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, Dow Jones Oil Equipment and Services Index, S&P MidCap 400 Index and Russell 3000 Index. We are now included in the S&P MidCap 400 Index and Russell 3000 Index and therefore, are presenting these new indices below. Total return assumes $100 invested on December 31, 2010 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

	2010	2011	2012	2013	2014	2015
Nabors Industries Ltd.	100	74	62	73	56	38
S&P 500 Index	100	102	118	157	178	181
Dow Jones Oil Equipment and Services Index	100	88	88	113	93	72
S&P MidCap 400 Index	100	98	116	155	170	166
Russell 3000 Index	100	101	118	157	177	178

The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulations 14A or 14C under the Exchange Act or to the liabilities of Section 18 under the Exchange Act.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial information and should be read in conjunction with Part II, Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto included under Part II, Item 8.—Financial Statements and Supplementary Data.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data (1)(2)	(In thousands, except per share amounts and ratio data)

Operating revenues	$3,864,437	$6,804,197	$6,152,015	$6,843,051	$6,013,480
Income (loss) from continuing operations, net of tax	(329,497)	(669,265)	158,341	232,974	347,170
Income (loss) from discontinued operations, net of tax	(42,797)	21	(11,179)	(67,526)	(97,601)
Net income (loss)	(372,294)	(669,244)	147,162	165,448	249,569
Less: Net (income) loss attributable to noncontrolling interest	(381)	(1,415)	(7,180)	(621)	(1,045)
Net income (loss) attributable to Nabors	(372,675)	(670,659)	139,982	164,827	248,524

Earnings (losses) per share:
Basic from continuing operations	$(1.14)	$(2.28)	$0.51	$0.80	$1.21
Basic from discontinued operations	(0.15)	—	(0.04)	(0.23)	(0.34)
Total Basic	$(1.29)	$(2.28)	$0.47	$0.57	$0.87

Diluted from continuing operations	$(1.14)	$(2.28)	$0.51	$0.79	$1.18
Diluted from discontinued operations	(0.15)	—	(0.04)	(0.23)	(0.33)
Total Diluted	$(1.29)	$(2.28)	$0.47	$0.56	$0.85

Weighted-average number of common shares outstanding:
Basic	282,982	290,694	294,182	289,965	287,118
Diluted	282,982	290,694	296,592	292,323	292,484

Capital expenditures and acquisitions of businesses (3)	$923,236	$1,923,779	$1,365,994	$1,433,586	$2,247,735
Interest coverage ratio (4)	6.2:1	9.8:1	7.4:1	7.7:1	7.0:1

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data (1)(2)	(In thousands, except ratio data)

Cash, cash equivalents and short-term investments	$274,589	$536,169	$507,133	$778,204	$539,489
Working capital	469,398	1,174,399	1,442,406	2,000,475	1,285,752
Property, plant and equipment, net	7,027,802	8,599,125	8,597,813	8,712,088	8,629,946
Total assets	9,537,840	11,862,923	12,137,749	12,631,867	12,874,958
Long-term debt	3,655,200	4,331,840	3,882,055	4,355,181	4,323,910
Shareholders’ equity	4,282,710	4,908,619	5,969,086	5,944,929	5,587,022
Debt to capital ratio:
Gross (5)	0.46:1	0.47:1	0.39:1	0.42:1	0.45:1
Net (6)	0.44:1	0.43:1	0.36:1	0.38:1	0.42:1

(1)                                 All periods present the operating activities of most of our wholly owned oil and gas businesses, our previously held equity interests in oil and gas joint ventures in Canada and Colombia, aircraft logistics operations and construction services as discontinued operations.

(2)                                 Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include Nabors Arabia (May 2015), 2TD (October 2014), KVS (October 2013), Navigate Energy Services, Inc. (January 2013), Peak (July 2011) and Stone Mountain Venture Partnership (June 2011). Following consummation of the Merger of our Completion & Production Services business with C&J Energy (March 2015), we ceased consolidating that business’s results with our results of operations. We report our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). As a result, our financial results of operations and financial position for periods prior to the Merger are not directly comparable with our financial results of operations and financial position for the year ended December 31, 2015.

(3)                                 Represents capital expenditures and the total purchase price of acquisitions.

(4)                                 The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues, direct costs, general and administrative expenses and research and engineering expenses divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by generally accepted accounting principles in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our consolidated financial statements and the related notes thereto included under Part II, Item 8.—Financial Statements and Supplementary Data. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Part 1A.—Risk Factors and elsewhere in this annual report. See “Forward-Looking Statements.”

Management Overview

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform workover and drilling rigs in the United States and multiple international markets. Our Drilling & Rig Services business is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation, optimization software and directional drilling services. Our Drilling & Rig Services business consist of four reportable operating segments: U.S., Canada, International and Rig Services.

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy. In the Merger and related transactions, our wholly-owned interest in our Completion & Production Service business was exchanged for cash and an equity interest in the combined entity, CJES, and is now accounted for as an unconsolidated affiliate as of the acquisition date. See further discussion in Note 9—Investments in Unconsolidated Affiliates. Prior to the Merger, our Completion & Production Services business conducted our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. As a result of the Merger, we report our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). CJES provides well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. As we no longer consolidate the results of operations from our historical Completion & Production Services business, our results of operations for the years ended December 31, 2014 and 2013 are not directly comparable to the year ended December 31, 2015.

Outlook

The demand for our services is a function of the level of spending by oil and gas companies for exploration, development and production activities. The primary driver of customer spending is their cash flow and earnings which are largely driven by oil and natural gas prices. The oil and natural gas markets have traditionally been volatile and tend to be highly sensitive to supply and demand cycles. During the second half of 2014, the markets experienced a dramatic decline in oil prices which remained depressed throughout 2015 and into 2016 due, at least in part, to an increase in global crude supply coupled with stagnant demand. Oil prices have declined by more than 60% from the peak oil prices of 2014, falling to approximately $35 per barrel in late 2015. Subsequent to year end, oil prices have continued to decline reaching a low of $26.21 per barrel on February 11, 2016.

As a result of the sustained reduction in the price of oil, we have experienced a decline in the demand, primarily in North America and to a lesser extent in the international market, for drilling services as customers have reduced or curtailed their capital spending and drilling activities. The reduction in demand for drilling services, coupled with the increased supply of newly built high-specification rigs in the drilling market, among other factors, has led to a highly competitive market for all rigs. Accordingly, we have also experienced downward pricing pressure for our services.

Due to the decline in oil prices and customers’ reduced drilling activity, we have experienced a decline in our dayrates as well as the average number of rigs operating, most notably in the lower 48 states. In our U.S. Drilling operating segment, our rig years (a measure of activity and utilization) have decreased from 212.5 years during fiscal year 2014 to 120.0 years during fiscal year 2015. In our Canada Drilling operating segment, our rig years have declined by roughly 51% from 2014. Our International operating segment has not been immune from the impact of lower oil prices. Although international drilling markets tend to react slower than the North American markets, we began to experience downward pressure on dayrates in the International segment beginning in the second quarter of 2015. Our International rig years declined in the latter half of 2015, primarily due to the conclusion of several drilling projects as well as reduced activity resulting from lower commodity prices. Given the commodity price environment entering 2016, we expect continued erosion at least through the first half of the year in industry rig counts, both domestic and international, as well as continued downward pressure on the utilization and pricing of our rig fleets.

At December 31, 2015, we had $2.24 billion availability remaining under our $2.25 billion revolving credit facility and commercial paper program, which expires July 2020. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. As of December 31, 2015, our net debt to capital ratio was 0.44:1. See Item 6. “Selected Financial Data”.

Financial Results

During 2015, our income (loss) from continuing operations was adversely affected by approximately $369.0 million in impairments and other charges. Net loss from continuing operations totaled $329.5 million for 2015 ($1.14 per diluted share) compared to a net loss from continuing operations of $669.3 million ($2.28 per diluted share) in 2014. The impairment charges stemmed from the impact of the industry downturn on our business activity and future outlook as the continuation of depressed oil prices led to considerable reductions in capital spending by some of our customers and diminished demand for our drilling services. The impairments and retirement provisions were primarily comprised of $140.1 million related to tangible assets and equipment and $180.6 million related to an other-than-temporary impairment on our equity method investment in CJES.

Operating revenues in 2015 totaled $3.9 billion, representing a decrease of $2.9 billion, or 43%, over 2014. The decrease in revenues was due in part to ceasing to consolidate the revenues associated with our Completion & Production Services business. Further exacerbating the decline in revenues was the decrease in activity and reduced dayrates within our U.S. and Canada Drilling operating segments resulting from the overall decline in oil prices throughout 2015 as mentioned above. These decreases were partially offset by an increase in revenue in our International Drilling operating segment.

During 2014, our income (loss) from continuing operations was adversely affected by approximately $1.03 billion in impairments and other charges. Net loss from continuing operations totaled $669.3 million for 2014 ($2.28 per diluted share) compared to net income from continuing operations of $158.3 million ($0.51 per diluted share) in 2013.

The impairments and retirement provisions stemmed from the sharp decline in crude oil prices during the fourth quarter of 2014 and the resulting impact on our customers’ spending programs and demand for our services. The impairments and retirement provisions were comprised of approximately $611.6 million in charges related to drilling rigs and rig equipment and $386.5 million in impairments to our goodwill and intangible assets. The goodwill and intangible assets were primarily attributable to our Completion Services operating segment from the acquisition of Superior Well Services, Inc. (“Superior”) in 2010. Of the $611.6 million in charges related to our drilling rigs and rig equipment, the majority is attributable to retirements and impairments to our lower 48 legacy rig fleet (non AC rigs), including the functional retirement of 25 mechanical rigs, an impairment to the SCR fleet and the resultant reduction in yard assets and spare rig components due to reduced operating fleet size. The balance is attributable to charges for the impairment or retirement of our jackup rig fleet in the Gulf of Mexico, our coil tubing drilling rigs in Canada and various other under-utilized rigs and related equipment in Canada and our international markets.

Excluding these items, our operating results increased in 2014 over 2013. Operating revenues in 2014 totaled $6.8 billion, representing an increase of $652.2 million, or 11%, over 2013. The increase in revenues was driven by increases from virtually all of our operating segments with the exception of Canada Drilling. Adjusted operating income for 2014 totaled $604.3 million, representing an increase of $46.1 million, or 8%, over 2013. This increase was driven primarily by our U.S. and International Drilling and Rig Services operating segments, which more than offset declines in our Completion and Production Services and Canada Drilling operating segments.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,			Increase/(Decrease)
	2015	2014	2013	2015 to 2014		2014 to 2013
	(In thousands, except percentages)
Operating revenues: (1)
Drilling & Rig Services:
U.S.	$1,256,989	$2,159,968	$1,914,786	$(902,979)	(42)%	$245,182	13%
Canada	137,494	335,192	361,676	(197,698)	(59)%	(26,484)	(7)%
International	1,862,393	1,624,259	1,459,223	238,134	15%	165,036	11%
Rig Services (2)	391,066	692,908	521,397	(301,842)	(44)%	171,511	33%
Subtotal Drilling & Rig Services	3,647,942	4,812,327	4,257,082	(1,164,385)	(24)%	555,245	13%

Completion & Production Services:
Completion Services	207,860	1,217,899	1,074,321	(1,010,039)	(83)%	143,578	13%
Production Services	158,512	1,033,538	1,009,214	(875,026)	(85)%	24,324	2%
Subtotal Completion & Production Services	366,372	2,251,437	2,083,535	(1,885,065)	(84)%	167,902	8%

Other reconciling items (3)	(149,877)	(259,567)	(188,602)	109,690	42%	(70,965)	(38)%
Total	$3,864,437	$6,804,197	$6,152,015	$(2,939,760)	(43)%	$652,182	11%

	Year Ended December 31,			Increase/(Decrease)
	2015	2014	2013	2015 to 2014		2014 to 2013
	(In thousands, except percentages)
Adjusted EBITDA: (1) (4)
Drilling & Rig Services:
U.S.	$513,003	$835,679	$755,706	$(322,676)	(39)%	$79,973	11%
Canada	39,757	108,454	118,989	(68,697)	(63)%	(10,535)	(9)%
International	719,266	611,320	519,451	107,946	18%	91,869	18%
Rig Services (2)	20,978	86,933	33,504	(65,955)	(76)%	53,429	159%
Subtotal Drilling & Rig Services	1,293,004	1,642,386	1,427,650	(349,382)	(21)%	214,736	15%

Completion & Production Services:
Completion Services	(28,110)	94,377	160,573	(122,487)	(130)%	(66,196)	(41)%
Production Services	23,043	207,919	205,632	(184,876)	(89)%	2,287	1%
Subtotal Completion & Production Services	(5,067)	302,296	366,205	(307,363)	(102)%	(63,909)	(17)%

Other reconciling items (5)	(160,517)	(195,283)	(148,998)	34,766	18%	(46,285)	(31)%
Total	$1,127,420	$1,749,399	$1,644,857	$(621,979)	(36)%	$104,542	6%

	Year Ended December 31,			Increase/(Decrease)
	2015	2014	2013	2015 to 2014		2014 to 2013
	(In thousands, except percentages)

Adjusted operating income (loss): (1) (6)
Drilling & Rig Services:
U.S.	$87,051	$370,173	$315,496	$(283,122)	(76)%	$54,677	17%
Canada	(7,029)	52,468	61,193	(59,497)	(113)%	(8,725)	(14)%
International	308,262	243,975	172,792	64,287	26%	71,183	41%
Rig Services (2)	(12,641)	53,374	1,475	(66,015)	(124)%	51,899	n/m(11)
Subtotal Drilling & Rig Services	375,643	719,990	550,956	(344,347)	(48)%	169,034	31%

Completion & Production Services:
Completion Services	(55,243)	(15,540)	51,331	(39,703)	(255)%	(66,871)	(130)%
Production Services	(3,559)	93,414	102,130	(96,973)	(104)%	(8,716)	(9)%
Subtotal Completion & Production Services	(58,802)	77,874	153,461	(136,676)	(176)%	(75,587)	(49)%

Other reconciling items (5)	(159,880)	(193,565)	(146,237)	33,685	17%	(47,328)	(32)%
Total	$156,961	$604,299	$558,180	$(447,338)	(74)%	$46,119	8%

Earnings (losses) from unconsolidated affiliates (7)	$(75,081)	$(6,301)	$39	$(68,780)	n/m(11)	$(6,340)	n/m(11)

	Year Ended December 31,			Increase/(Decrease)
	2015	2014	2013	2015 to 2014		2014 to 2013
	(In thousands, except percentages and rig activity)
Reconciliation of adjusted EBITDA to income (loss) from continuing operations before income taxes:
Total adjusted EBITDA (4)	$1,127,420	$1,749,399	$1,644,857	$(621,979)	(36)%	$104,542	6%
Depreciation and amortization	(970,459)	(1,145,100)	(1,086,677)	(174,641)	(15)%	58,423	5%
Total adjusted operating income (loss) (6)	156,961	604,299	558,180	(447,338)	(74)%	46,119	8%
Earnings (losses) from unconsolidated affiliates (7)	(75,081)	(6,301)	39	(68,780)	n/m(11)	(6,340)	n/m(11)
Investment income (loss)	2,308	11,831	96,577	(9,523)	(80)%	(84,746)	(88)%
Interest expense	(181,928)	(177,948)	(223,418)	3,980	2%	(45,470)	(20)%
Impairments and other charges	(368,967)	(1,027,423)	(287,241)	(658,456)	(64)%	740,182	n/m(11)
Other, net	39,172	(9,073)	(37,977)	30,099	n/m(11)	28,904	76%
Income (loss) from continuing operations before income taxes	$(427,535)	$(604,615)	$106,160	$177,080	29%	$(710,775)	n/m(11)

Rig activity:
Rig years: (8)
U.S.	120.0	212.5	195.0	(92.5)	(44)%	17.5	9%
Canada	16.7	34.1	29.9	(17.4)	(51)%	4.2	14%
International (9)	124.0	127.1	124.2	(3.1)	(2)%	2.9	2%
Total rig years	260.7	373.7	349.1	(113.0)	(30)%	24.6	7%
Rig hours: (10)
U.S. Production Services	129,652	809,438	865,939	(679,786)	(84)%	(56,501)	(7)%
Canada Production Services	23,947	139,938	152,747	(115,991)	(83)%	(12,809)	(8)%
Total rig hours	153,599	949,376	1,018,686	(795,777)	(84)%	(69,310)	(7)%

(1)                                 All periods present the operating activities of most of our wholly owned oil and gas businesses, aircraft logistics operations and construction services as discontinued operations.

(2)                                 Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)                                 Represents the elimination of inter-segment transactions.

(4)                                 Adjusted EBITDA is computed by subtracting the sum of direct costs, general and administrative expenses and research and engineering expenses from operating revenues. Adjusted EBITDA is a non-GAAP measure and should not be used in isolation or as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our operating segments and the consolidated company based on several criteria, including adjusted EBITDA and adjusted operating income (loss), because we believe that these financial measures accurately reflect our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(5)                                 Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(6)                                 Adjusted operating income (loss) is computed by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues. Adjusted operating income (loss) is a non-GAAP measure and should not be used in isolation or as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our operating segments and the consolidated company based on several criteria, including adjusted EBITDA and adjusted operating income (loss), because we believe that these financial measures accurately reflect our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(7)                                 Represents our share of the net income (loss), as adjusted for our basis difference, of our unconsolidated affiliates accounted for by the equity method, inclusive of $(81.3) million for the year ended December 31, 2015 related to our share of the net loss of CJES, which we report on a one-quarter lag.

(8)                                 Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 rig years.

(9)                                 International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years in 2014 and 2013. Beginning May 24, 2015, Nabors Arabia’s operations have been consolidated.

(10)                          Rig hours represents the number of hours that our well-servicing rig fleet operated during the year. This fleet was included in the Completion & Production Services business that was merged with C&J Energy in March 2015 and we will therefore no longer report this performance metric.

(11)                          The number is so large that it is not meaningful.

Segment Results of Operations

Drilling & Rig Services

Our Drilling & Rig Services business consists of four reportable operating segments: U.S., Canada, International and Rig Services. For a description of this business and its operating segments, see Part I, Item 1.—Business. The following table presents our operating revenues, adjusted EBITDA, adjusted operating income (loss) and rig years by operating segment, as applicable, for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,			Increase/(Decrease)
	2015	2014	2013	2015 to 2014		2014 to 2013
	(In thousands, except percentages and rig activity)
U.S.
Operating revenues	$1,256,989	$2,159,968	$1,914,786	$(902,979)	(42)%	$245,182	13%
Adjusted EBITDA	$513,003	$835,679	$755,706	$(322,676)	(39)%	$79,973	11%
Adjusted operating income (loss)	$87,051	$370,173	$315,496	$(283,122)	(76)%	$54,677	17%
Rig years	120.0	212.5	195.0	(92.5)	(44)%	17.5	9%

Canada
Operating revenues	$137,494	$335,192	$361,676	$(197,698)	(59)%	$(26,484)	(7)%
Adjusted EBITDA	$39,757	$108,454	$118,989	$(68,697)	(63)%	$(10,535)	(9)%
Adjusted operating income (loss)	$(7,029)	$52,468	$61,193	$(59,497)	(113)%	$(8,725)	(14)%
Rig years	16.7	34.1	29.9	(17.4)	(51)%	4.2	14%

International
Operating revenues	$1,862,393	$1,624,259	$1,459,223	$238,134	15%	$165,036	11%
Adjusted EBITDA	$719,266	$611,320	$519,451	$107,946	18%	$91,869	18%
Adjusted operating income (loss)	$308,262	$243,975	$172,792	$64,287	26%	$71,183	41%
Rig years	124.0	127.1	124.2	(3.1)	(2)%	2.9	2%

Rig Services
Operating revenues	$391,066	$692,908	$521,397	$(301,842)	(44)%	$171,511	33%
Adjusted EBITDA	$20,978	$86,933	$33,504	$(65,955)	(76)%	$53,429	159%
Adjusted operating income (loss)	$(12,641)	$53,374	$1,475	$(66,015)	(124)%	$51,899	n/m (11)

U.S.

Our U.S. Drilling operating segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results decreased from 2014 to 2015 primarily due to a decline in drilling activity in the lower 48 states, reflected by a 44% reduction in rig years during 2015 compared to the prior period. This decrease was primarily driven by lower oil prices beginning in the fourth quarter of 2014 and diminished demand as customers released rigs and delayed drilling projects in response to the significant drop in oil prices. The decline in revenue in the lower 48 states was partially offset by a decrease in operating and general and administrative costs for this segment due to cost reduction efforts.

Operating results increased from 2013 to 2014 primarily due to an increase in drilling activity and dayrates in the lower 48 states. We deployed approximately 16 new PACE®-X rigs into service in 2014, bringing our total operating fleet of PACE®-X rigs to 32. The deployment of these newly built rigs was the primary factor for the increase in 2014 of rig years, operating revenues and adjusted operating income.

Canada

Operating results decreased from 2014 to 2015 primarily due to a decline in drilling rig activity and dayrates. These declines were the direct result of lower industry activity and pricing pressure from customers resulting from the decline in oil and gas prices. The lower activity is evidenced by a 51% reduction in rig years during 2015 compared to the prior period. The Canadian dollar weakened approximately 19% against the U.S. dollar year-over-year. This also negatively impacted margins, as both revenues and expenses are denominated in Canadian dollars.

Operating results decreased slightly from 2013 to 2014 primarily due to an unfavorable foreign exchange variance. The Canadian dollar weakened approximately 7% against the U.S. dollar. In addition, the Canada operations were impacted by a decline in average drilling dayrates. These decreases were partially offset by streamlining activities and cost saving initiatives.

International

Operating results increased from 2014 to 2015 primarily as a result of an increase in rig count coupled with the incremental revenue associated with our acquisition of the remaining equity interest in Nabors Arabia in the second quarter of 2015. Furthermore, our International operations benefitted from the incremental margins associated with deployments of several newly constructed rigs throughout 2014. These increases were partially offset by a decrease in rig years in Mexico, Papua New Guinea and Bahrain.

Operating results increased from 2013 to 2014 primarily as a result of higher dayrates from existing land rigs in Algeria, Colombia, Northern Iraq, Russia and Saudi Arabia, as well as deployments of newly built rigs in Saudi Arabia and Argentina. These increases were partially offset by decreased land drilling activity in Mexico.

Rig Services

Operating results decreased from 2014 to 2015 primarily due to a broad-based decline in revenue-producing activities, including top drives and catwalk sales and the continued decline in financial results in our directional drilling businesses due to intense competition and the low price of oil. The decline in revenue was partially offset by a decrease in operating and general and administrative costs for this segment due to cost-reduction efforts.

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

OTHER FINANCIAL INFORMATION

	Year Ended December 31,			Increase/(Decrease)
	2015	2014	2013	2015 to 2014			2014 to 2013
	(In thousands, except percentages)
General and administrative expenses	$324,328	$500,036	$479,890	$(175,708)	(35)%		$20,146	4%
As a percentage of operating revenue	8.4%	7.3%	7.8%	1.1%	15.1%		(0.5)%	(6.4)%

Research and engineering	41,253	49,698	45,440	(8,445)	(17)%		4,258	9%

Depreciation and amortization	970,459	1,145,100	1,086,677	(174,641)	(15)%		58,423	5%

Earnings (losses) from unconsolidated affiliates	(75,081)	(6,301)	39	(68,780)	n/m	(1)	(6,340)	n/m	(1)

Interest expense	181,928	177,948	223,418	3,980	2%		(45,470)	(20)%

Investment income (loss)	2,308	11,831	96,577	(9,523)	(80)%		(84,746)	(88)%

Other expense (income), net	(39,172)	9,073	37,977	(48,245)	n/m	(1)	(28,904)	(76)%

(1)                                 The number is so large that it is not meaningful.

General and administrative expenses

General and administrative expenses decreased from 2014 to 2015. Over half of the decrease, approximately $98.5 million, was due to the fact that we no longer consolidate the expenses from our Completion & Production Services business as a result of the Merger. The remainder of the decrease was attributable to a reduction in workforce and general cost-reduction efforts across the remaining operating units and our corporate offices. As a percentage of operating revenues, general and administrative expenses are slightly higher in 2015 due to the reductions in revenues primarily across the U.S. operating units.

General and administrative expenses increased slightly from 2013 to 2014 primarily as a result of increased activity across the operating units, particularly within our U.S. and International drilling segments. As a percentage of operating revenues, general and administrative expenses are comparable for each period relative to fluctuations in activity levels.

Research and engineering

Research and engineering expenses decreased slightly from 2014 to 2015. The decrease was primarily attributable to a reduction in workforce and general cost-reduction efforts across the various operating units.

Research and engineering expenses increased slightly from 2013 to 2014. The increase was primarily attributable to the development of drilling and measurement tools resulting from our acquisition of NES, as well as an increase in personnel as a result of the acquisition of 2TD during October 2014.

Depreciation and amortization

Depreciation and amortization expense decreased from 2014 to 2015 primarily due to the fact that we no longer consolidate the expenses from our Completion & Production Services business as a result of the Merger, which accounted for $170.7 million, or 98% of the decrease. The remainder of the decrease was due to the impairment and retirement of rigs and rig components during the fourth quarter of 2014, which more than offset the incremental depreciation attributed to newly constructed rigs, rig upgrades and other capital expenditures made during 2014.

Depreciation and amortization expense increased from 2013 to 2014 as a result of the incremental depreciation expense related to newly constructed rigs placed into service during 2014, and to a lesser extent, rig upgrades and other capital expenditures.

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments, primarily composed of our investment in CJES. We account for our investment in CJES on a one-quarter lag. Accordingly, the year ended December 31, 2015 includes our share of the net income (loss) of CJES from the closing of the Merger until September 30, 2015, resulting in a loss of $81.3 million. The operating losses of CJES for the nine months ended September 30, 2015 are primarily due to reduced activity levels driven by lower customer demand stemming from lower oil prices coupled with the further pricing concessions required by the highly competitive environment. Further sustained declines in oil prices and activity levels in the pressure pumping business could impact CJES’s operations and the fair value of its assets, resulting in future operating losses.

Interest expense

Interest expense was relatively flat from 2014 to 2015. Our average outstanding debt balances during 2015 were lower than those in the corresponding 2014 period, primarily due to the repayment of a portion of our outstanding debt using cash consideration received in connection with the Merger. In addition, due to the downturn in the oil and gas markets, we have curtailed spending on major projects, which resulted in a reduction in the amount of capitalized interest recognized during the period.

Interest expense decreased from 2013 to 2014 primarily as a result of the redemptions of $785.4 million of our 9.25% senior notes in September 2013. During 2014, our average outstanding debt balances were similar to the levels of debt outstanding during 2013. However, our average interest rates were lower on those outstanding balances, primarily due to replacing the high coupon 9.25% senior notes in September 2013, with the issuance of $700 million aggregate principal senior notes at lower coupon rates, comprised of $350.0 million principal amount of 2.35% senior notes and $350.0 million principal amount of 5.10% senior notes. Additionally, we expanded the use of our low cost commercial paper program during 2014, resulting in a favorable mix between balances outstanding on the revolving line of credit and commercial paper.

Investment income

Investment income during 2015 was $2.3 million and included realized gains of $1.9 million attributable to interest and dividend income.

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

Other expense (income), net

The amount of other expense (income), net for 2015 was $39.2 million of income, which was primarily comprised of a net gain of $47.1 million related to the Merger, inclusive of a $102.2 million gross gain offset by transaction costs and post-closing adjustment, and net gains on sales and disposals of assets of approximately $2.3 million. These gains were partially offset by increases to litigation reserves of $8.2 million and foreign currency exchange losses of $0.4 million.

The amount of other expense (income), net for 2014 was $9.1 million of expense, which was primarily comprised of (i) increases to litigation reserves of $8.9 million, (ii) losses on debt buybacks of $5.6 million and (iii) foreign currency exchange losses of $1.0 million. These losses were partially offset by the net gain on sales and disposals of assets of approximately $8.8 million.

The amount of other expense (income), net for 2013 was $38.0 million of expense, which was primarily comprised of (i) net losses on sales and disposals of assets of approximately $13.6 million, (ii) increases to litigation reserves of $11.7 million, (iii) foreign currency exchange losses of $6.2 million and (iv) losses on debt buybacks of $3.8 million.

Impairments and Other Charges

	Year Ended December 31,			Increase/(Decrease)
	2015	2014	2013	2015 to 2014			2014 to 2013
	(In thousands, except percentages)
Tangible Assets & Equipment:

Provision for retirement of assets	$65,633	$393,962	$14,044	$(328,329)	(83)%		$379,918	n/m	(1)

Impairment of long-lived assets	74,464	217,627	20,000	(143,163)	(66)%		197,627	n/m	(1)

Subtotal	140,097	611,589	34,044	(471,492)	(77)%		577,545	n/m	(1)

Goodwill & Intangible Assets:

Goodwill impairments	—	356,605	—	(356,605)	(100)%		356,605	100%

Intangible asset impairment	—	29,942	—	(29,942)	(100)%		29,942	100%

Subtotal	—	386,547	—	(386,547)	(100)%		386,547	100%

Other Charges:

Other-than-temporary impairment	180,591	6,974	—	173,617	n/m	(1)	6,974	100%

Provision for International operations	48,279	—	—	48,279	100%		—	—

Transaction costs	—	22,313	—	(22,313)	(100)%		22,313	100%

Loss on tendered notes	—	—	208,197	—	—		(208,197)	(100)%

Termination of employment contract	—	—	45,000	—	—		(45,000)	(100)%

Total	$368,967	$1,027,423	$287,241	$(658,456)	(64)%		$740,182	258%

(1)                                 Number is so large that it is not meaningful.

For the year ended December 31, 2015

Throughout 2015, our industry continued to experience depressed oil prices, which led to considerable reductions in capital spending by some of our customers and has diminished demand for our drilling services. The impact of the industry downturn on our business activity and future outlook resulted in impairments and retirement provisions of approximately $140.1 million, an other-than-temporary impairment on our investment in CJES of $180.6 million, and the provision for International operations of $48.3 million during 2015 as discussed below.

Tangible Assets and Equipment

The following table summarizes the 2015 retirement and impairment charges for tangible assets and equipment by operating segment:

	Provision for	Tangible Asset
	Retirements	Impairments	Total

Drilling & Rig Services:
U.S.	$47,247	$—	$47,247
Canada	7,547	—	7,547
International	10,839	52,479	63,318
Rig Services	—	3,879	3,879
Other	—	18,106	18,106
Total	$65,633	$74,464	$140,097

During 2015, we retired some rigs and rig components in our U.S., Canada and International Drilling operating segments and reduced their carrying value to their estimated salvage value. Due to market conditions and resulting increase in competition in the drilling market, we have experienced a decline in utilization of our remaining legacy rigs. Accordingly, we retired roughly half of our fleet of SCR rigs within the U.S. Drilling operating segment, continuing to market the remaining 47 of our most competitive assets within this group. Additionally, we retired various yard assets within our International operating segment as well as rig-related equipment in our Canada operating segment.

In 2015, we also recorded impairments totaling $74.5 million primarily comprised of $52.5 million for an inactive jackup rig in our International operating segment. We recognized an impairment of $15.1 million to our retained interest in the oil and gas properties located on the North Slope of Alaska to reduce the carrying value to fair value, as a result of the sustained decline in oil prices. The balance of the impairment charge primarily relates to obsolete inventory within our Rig Services operating segment.

Other-than-temporary impairment

During the third quarter of 2015, we determined the carrying value of our investment in CJES was other than temporarily impaired which resulted in an impairment charge of $180.6 million to reduce our carrying value to its estimated fair value determined principally based on the average share price over a specified period. The charge directly resulted from reduced activity levels driven by lower customer demand stemming from lower oil prices coupled with further pricing concessions required by the highly competitive environment. Further sustained declines in oil prices and activity levels in the pressure pumping business could impact CJES’s operations and the fair value of its assets, resulting in future operating losses. Additionally, as of the date of this annual report, the market price of CJES is trading below our carrying value. Should it remain at these levels for an extended period of time, it could result in a future other-than-temporary impairment.

Provision for International operations

During 2015, we recognized $25.4 million related to assets and receivables impacted by the degradation of the overall country economy and financial situation in Venezuela, which has been adversely affected by the downturn in oil prices, primarily comprised of a loss of $10.0 million related to the remeasurement of our net monetary assets denominated in local currency from the official exchange rate of 6.3 Bolivares per US dollar to the SIMADI exchange rate which was 199 Bolivares per US dollar as of September 30, 2015 and $15.4 million related to the write-off of a receivable balance. The balance of this provision represents an obligation associated with the decision to exit a non-core business line in another country within the region of $22.9 million.

For the year ended December 31, 2014

Tangible Assets and Equipment

The following table summarizes the 2014 retirement and impairment charges for tangible assets and equipment by operating segment:

	Provision for	Tangible Asset
	Retirements	Impairments	Total

Drilling & Rig Services:
U.S.	$271,141	$137,000	$408,141
Canada	24,211	10,176	34,387
International	56,472	70,451	126,923
Rig Services	42,138	—	42,138
Total	$393,962	$217,627	$611,589

Approximately two-thirds of the 2014 charges from drilling rigs and rig equipment is related to the U.S. lower 48 legacy rig fleet. Given the sharp decline in crude oil prices and the resulting impact on our customers’ spending programs that we experienced in 2014, and the disproportionate impact of the reduced activity that we believe our legacy rig fleet will absorb, we have retired 25 mechanical rigs and impaired our fleet of SCR rigs, including the resultant retirement of and reduction in yard assets and spare rig components associated with a reduced overall size of our working rig fleet.

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

The balance of the drilling rigs and rig equipment charges relate to our coil tubing drilling rig fleet in Canada and various under-utilized or under-performing rigs or asset classes throughout our International and Canada drilling fleets. We also recognized an impairment charge related to obsolete inventory within our Rig Services operating segment.

Goodwill and Intangible Assets

During 2014, we recognized an impairment of goodwill totaling $356.6 million, the majority of which was for the remaining goodwill balance of $335.0 million in our Completion Services operating segment related to the acquisition of Superior in 2010. The value attributable to the Merger with CJES declined sharply beginning in the fourth quarter of 2014, with a drop in the market price of CJES’s stock and the agreed upon reduction to the amount of cash we expect to receive from this transaction. The combination of these events and a sharp decline in the market price of our stock, led us to believe that a triggering event had occurred in the fourth quarter of 2014, and we performed an impairment test on our remaining goodwill balances. We determined that our Completion Services goodwill balances should be fully impaired. The balance of the impairment relates to $21.6 million in goodwill related to Ryan Directional Services, Inc. our directional drilling operations included in our Rig Services operating segment. The decline in oil prices and the impact it had on our businesses, along with the lack of certainty surrounding an eventual recovery, led us to impair these goodwill balances.

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

Other-than-temporary impairment

During 2014, we recorded an other-than-temporary impairment of $7.0 million related to an equity security. Because the trading price of this security remained below our cost basis for an extended period, we determined the investment was other than temporarily impaired and it was appropriate to write down the investment’s carrying value to its current estimated fair value.

For the year ended December 31, 2013

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

Impairments of long-lived assets

During 2013, we recognized an impairment of $20.0 million to our fleet of coil-tubing units in our Completion & Production Services business. Intense competition and oversupply of equipment has led to lower utilization and margins for this product line. When these factors were considered as part of our annual impairment tests on long-lived assets, the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets. The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues and direct costs, capital expenditures and working capital requirements. We believe the fair value estimated for purposes of these tests represents a Level 3 fair value measurement. In 2013, we suspended our coil-tubing operations in the United States.

Loss on tendered notes

During 2013, we recognized a loss related to the extinguishment of debt in connection with the tender offer for our 9.25% senior notes. See Note 11—Debt for additional discussion. In 2013, we completed a cash tender offer for these notes and repurchased $785.4 million aggregate principal amount. We paid the holders an aggregate of approximately $1.0 billion in cash, reflecting principal and accrued and unpaid interest and prepayment premium and recognized a loss as part of the debt extinguishment.

Provision for termination of employment contract

During 2013, we recognized a one-time stock grant valued at $27.0 million, which vested immediately, and $18.0 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 17—Commitments and Contingencies for additional discussion.

Income tax rate

	Year Ended December 31,			Increase/(Decrease)
	2015	2014	2013	2015 to 2014		2014 to 2013

Effective income tax rate from continuing operations	22.9%	(10.4)%	(52.0)%	33.3%	320%	41.6%	80%

The change in our worldwide effective tax rate from 2014 to 2015 is primarily attributable to the tax effect of the geographic mix of pre-tax earnings (losses), including greater losses in higher-tax jurisdictions. The tax effect of impairments and internal restructuring also contributed to the change.

The change in our worldwide effective tax rate from 2013 to 2014 is primarily attributable to the tax effect related to impairments and internal restructuring. The change in geographic mix of pre-tax earnings also contributed to the change.

Assets Held-for-Sale

	As of December 31,
	2015		2014
	(In thousands)
Oil and Gas	$73,578	(1)	$146,467
Other	2,100		—
	$75,678		$146,467

(1)              The carrying value of these assets was reduced by $51.0 million to reflect current fair value, due to the deterioration of economic conditions in the dry gas market in western Canada. The impairment charge is reflected in income (loss) from discontinued operations, net of tax in our consolidated statement of income (loss) as outlined below.

Oil and Gas Properties

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. In December 2013, we entered into agreements to restructure these contracts, assigning a portion of the obligation to third parties and reducing our future payment commitments. At December 31, 2015, our undiscounted contractual commitments for these contracts approximated $23.3 million, and we had liabilities of $16.1 million, $5.2 million of which were classified as current and are included in accrued liabilities. At December 31, 2014, our undiscounted contractual commitments for these contracts approximated $84.6 million, and we had liabilities of $40.2 million, $19.6 million of which were classified as current and are included in accrued liabilities.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations for each operating segment were as follows:

	Year Ended December 31,					Increase/(Decrease)
	2015		2014	2013		2015 to 2014			2014 to 2013
	(In thousands, except percentages)
Operating revenues
Oil and Gas	$3,212		$13,143	$25,327		$(9,931)	(76)%		$(12,184)	(48)%
Rig Services	$—		$—	$127,154		$—	—		$(127,154)	(100)%

Income (loss) from discontinued operations:
Oil and Gas	$(40,438	)(1)	$21	$(27,396	)(2)	$(40,459)	n/m	(5)	$27,417	100%
Rig Services	$(2,359	)(3)	$—	$16,217	(4)	$(2,359)	(100)%		$(16,217)	(100)%

Oil and Gas

(1)                                 Includes a $51.0 million impairment charge due to the deterioration of economic conditions in the dry gas market in western Canada, partially offset by a gain related to our restructuring of our future pipeline obligations.

(2)                                 Includes a $61.5 million impairment charge to write down the carrying value of some of our wholly owned oil and gas-centered assets, partially offset by a gain related to our restructuring of our future pipeline obligations.

Rig Services

(3)                                 Reflects an impairment charge for a note receivable of $3.1 million remaining from the sale of one of our former Canada subsidiaries that provided logistics services.

(4)                                 Includes a gain recognized from the sale of Peak, one of our businesses in Alaska, for which we received cash proceeds of $135.5 million

(5)                                 Number is so large that it is not meaningful.

During 2014, we sold a large portion of our interest in oil and gas proved properties located on the North Slope of Alaska. Under the terms of the agreement, we received $35.1 million at closing and expect to receive additional payments of $27.0 million upon certain future dates or the properties achieving certain production targets. In the event these production targets are not met and payments not received, our recourse would be to reclaim the properties. We retained both a working interest and an overriding royalty interest in the properties. The working interest is fully carried up to $600 million of total project costs. The $22.2 million gain from the transaction is included in other expense (income), net in our consolidated statements of income (loss) for the year ended December 31, 2014. The retained interest, which was valued at approximately $16.4 million as of December 31, 2015, is no longer classified as assets-held-for-sale and is included in other long-term assets. We have not recast prior period results as the balances are not material to our consolidated statements of income (loss) for any period.

Additional discussion of our policy pertaining to the calculations of our annual impairment tests, including any impairment of goodwill, is set forth in Critical Accounting Estimates below in this section and in Note 2—Summary of Significant Accounting Policies in Part II, Item 8.—Financial Statements and Supplementary Data. Additional information relating to discontinued operations is provided in Note 4—Assets Held for Sale and Discontinued Operations in Part II, Item 8.—Financial Statements and Supplementary Data. A further protraction of lower commodity prices or an inability to sell these assets in a timely manner could result in recognition of future impairment charges.

Liquidity and Capital Resources

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2015 and 2014 cash flows below.

Operating Activities.  Net cash provided by operating activities totaled $856.6 million during 2015, compared to $1.8 billion during 2014. Net cash provided by operating activities (“operating cash flows”) is our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $871.1 million and $1.3 billion in 2015 and 2014, respectively. Additionally, changes in working capital items such as collection of receivables can be a significant component of operating cash flows. Changes in working capital items used $14.6 million and provided $487.8 million in cash flows during 2015 and 2014, respectively.

Investing Activities.  Net cash used for investing activities totaled $227.5 million during 2015 compared to $1.7 billion in 2014. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During 2015 and 2014, we used cash for capital expenditures totaling $867.1 million and $1.8 billion, respectively.

In 2015, we received proceeds related to the Merger of $650.1 million. We also received $68.2 million in proceeds from sales of assets and insurance claims. Additionally, we used cash of $57.9 million (net of cash acquired) to purchase our remaining interest in Nabors Arabia.

In 2014, we used cash of $40.3 million to purchase 2TD. We also received $156.8 million in proceeds from sales of our oil and gas assets, other non-core operations and insurance claims.

Financing Activities.  Net cash used for financing activities totaled $849.9 million during 2015. In 2015, we repaid net amounts of $975.1 million under our commercial paper program and revolving credit facility. During 2015, we paid cash dividends of $69.4 million. Additionally, we received proceeds of $325.0 million from our term loan facility which was used to pay down our commercial paper program mentioned above.

Net cash provided by financing activities totaled $69.8 million during 2014. In 2014, we repaid net amounts of $27.7 million under our commercial paper program and revolving credit facility. During 2014, we paid cash dividends of $59.1 million.

Future Cash Requirements

We expect capital expenditures over the next 12 months to approximate $0.5—$0.6 billion. However, this amount could change significantly based on market conditions, our strategy and new business opportunities. Purchase commitments outstanding at December 31, 2015 totaled approximately $216.9 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months reflect a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling and offshore rigs and the amount of well-servicing equipment and technology assets that we own and operate. We have the ability to reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it.

In light of the recent decline in crude oil prices, we have already undertaken many cost cutting initiatives in an effort to minimize the negative impact to our business. We have undertaken efforts to reduce capital expenditures, operating costs and administrative expenses. Additionally, we have strengthened our financial flexibility by streamlining operations, shedding non-core businesses and reducing net debt and interest expense. Our long-term debt obligations, as structured, have staggering maturities as well as excess capacity to help us weather the current downturn in the oil and gas market.

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

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. During the year ended December 31, 2015, we repurchased 10.6 million of our common shares for approximately $99.6 million under this program. As of December 31, 2015, the remaining amount authorized under the program that may be used to purchase shares was $300.4 million. The shares held by our subsidiaries are registered and tradeable subject to securities laws and have the same voting and other rights as other outstanding shares. See Note 23—Subsequent Events.

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

The following table summarizes our contractual cash obligations as of December 31, 2015:

	Payments due by Period
	Total	< 1 Year		1-3 Years		3-5 Years		Thereafter
	(In thousands)
Contractual cash obligations:
Long-term debt: (1)
Principal	$3,679,500	$348,000	(2)	$1,086,113	(3)	$1,195,387	(4)	$1,050,000	(5)
Interest	779,717	184,634		324,448		184,711		85,924
Operating leases (6)	29,140	10,642		8,694		2,974		6,830
Purchase commitments (7)	216,850	204,070		12,780		—		—
Employment contracts (6)	11,726	5,999		5,427		300		—
Transportation and processing contracts (6)(8)	23,302	6,568		13,723		3,011		—

The table above excludes liabilities for uncertain tax positions totaling $32.1 million as of December 31, 2015 because we are unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the uncertain tax positions can be found in Note 12—Income Taxes in Part II, Item 8.—Financial Statements and Supplementary Data.

(1)                                 See Note 11—Debt in Part II, Item 8.—Financial Statements and Supplementary Data

(2)                                 Represents Nabors Delaware’s aggregate 2.35% senior notes due September 2016.

(3)                                 Represents Nabors Delaware’s aggregate 6.15% senior notes due February 2018 and mandatory prepayment under the term loan facility due September 2018.

(4)                                 Represents Nabors Delaware’s aggregate 9.25% senior notes due January 2019, amounts drawn on our revolving credit facility and issued under our commercial paper program, which expires July 2020, 5.0% senior notes due September 2020 and borrowings outstanding under the term loan facility due September 2020.

(5)                                 Represents Nabors Delaware’s aggregate 4.625% senior notes due September 2021 and 5.10% senior notes due September 2023.

(6)                                 See Note 17—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data.

(7)                                 Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

(8)                                 We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing, as calculated on a monthly basis. See Notes 4—Assets Held for Sale and Discontinued Operations and 17—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data.

During the three months ended December 31, 2015, our Board declared a cash dividend of $0.06 per common share. This quarterly cash dividend was paid on December 31, 2015 to shareholders of record on December 10, 2015. During the year ended December 31, 2015, we paid cash dividends totaling $69.4 million. See Item 5.—Market Price of and Dividends on the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity—Dividends.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility, our commercial paper program and cash generated from operations. As of December 31, 2015, we had cash and short-term investments of $274.6 million and working capital of $0.5 billion. As of December 31, 2014, we had cash and short-term investments of $536.2 million and working capital of $1.2 billion. At December 31, 2015, we had $2.24 billion availability remaining under our $2.25 billion revolving credit facility and commercial paper program.

During 2015, we entered into an amendment to our existing committed, unsecured revolving credit facility to increase the borrowing capacity to $2.2 billion, extend the maturity date to July 2020 and increase the size of the accordion option to

$500.0 million. We subsequently exercised $50.0 million of the accordion option to bring the total availability to $2.25 billion. We expect to use this capacity to provide financial flexibility for strategic investment opportunities, debt refinancing and other corporate uses. Additionally, Nabors Industries, Inc., our wholly owned subsidiary, entered into a new five-year unsecured term loan facility for $325.0 million. The term loan facility contains a mandatory prepayment of $162.5 million due in 2018. We used this facility to pay down our commercial paper borrowings during 2015.

We had 11 letter-of-credit facilities with various banks as of December 31, 2015. Availability under these facilities as of December 31, 2015 was as follows:

(In thousands)
Credit available	$657,239
Letters of credit outstanding, inclusive of financial and performance guarantees	211,685
Remaining availability	$445,554

Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon exchange or purchase of our notes and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. A ratings downgrade could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations. See Part 1A.—Risk Factors—A downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources.

Our gross debt to capital ratio was 0.46:1 as of December 31, 2015 and 0.47:1 as of December 31, 2014, respectively. Our net debt to capital ratio was 0.44:1 as of December 31, 2015 and 0.43:1 as of December 31, 2014. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 6.2:1 as of December 31, 2015 and 9.8:1 as of December 31, 2014. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues, direct costs, general administrative expenses and research and engineering expenses divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

We are a holding company and therefore rely exclusively on repayments of interest and principal on intercompany loans that we have made to our operating subsidiaries and income from dividends and other cash flows from our operating subsidiaries. There can be no assurance that our operating subsidiaries will generate sufficient net income to pay us dividends or sufficient cash flows to make payments of interest and principal to us. See Part I., Item 1A.—Risk Factors—As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

Our current cash and investments, projected cash flows from operations and our revolving credit facility are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2016	2017	2018	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$237,484	$19	$—	$—	$237,503

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

For a summary of all of our significant accounting policies, see Note 2—Summary of Significant Accounting Policies in Part II, Item 8.—Financial Statements and Supplementary Data.

Depreciation of Property, Plant and Equipment.  The drilling, workover and well-servicing industries are very capital intensive. Property, plant and equipment represented 74% of our total assets as of December 31, 2015, and depreciation and amortization constituted 23% of our total costs and other deductions in 2015.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2015, 2014 and 2013, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

Impairment of Long-Lived Assets.  As discussed above, the drilling, workover and well-servicing industry is very capital intensive. We review our assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying amount of the long-lived asset to its estimated fair value. The determination of future cash flows requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could result in future impairments. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2015, 2014 and 2013, no significant changes have been made to the methodology utilized to determine future cash flows.

For an asset classified as held for sale, we consider the asset impaired when its carrying amount exceeds fair value less its cost to sell. Fair value is determined in the same manner as an impaired long-lived asset that is held and used.

Impairment of Goodwill and Intangible Assets.  We review goodwill and intangible assets with indefinite lives for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets may exceed their fair value. We perform our impairment tests for goodwill for all of our reporting units within our operating segments. Our Drilling & Rig Services business consists of U.S., Canada, International and Rig Services operating segments. Our Rig Services operating segment includes Canrig Drilling Technology Ltd. and Ryan Directional Services, Inc. The impairment test involves comparing the estimated fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Audit claims of approximately $180.0 million attributable to income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

During 2015, 2014 and 2013, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2015 reserves were adjusted by 10%, total costs and other deductions would change by $16.6 million, or .39%.

Fair Value of Assets Acquired and Liabilities Assumed.  We have completed a number of acquisitions in recent years as discussed in Note 6—Fair Value Measurements in Part II, Item 8.—Financial Statements and Supplementary Data. In conjunction with our accounting for these acquisitions, it was necessary for us to estimate the values of the assets acquired and liabilities assumed in the various business combinations using various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair values of property, plant and equipment, and the resulting amount of goodwill, if any. Unforeseen changes in operations or technology could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or of future cash flows. This could result in impairment charges being recorded in our consolidated statements of income (loss). As the determination of the fair value of assets acquired and liabilities assumed is subject to significant management judgment and a change in purchase price allocations could result in a material difference in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of assets acquired and liabilities assumed are critical.

The determination of the fair value of assets and liabilities is based on the market for the assets and the settlement value of the liabilities. These estimates are made by management based on our experience with similar assets and liabilities. During 2015, 2014 and 2013, no significant changes were made to the methodology utilized to value assets acquired or liabilities assumed. Our estimates of the fair values of assets acquired and liabilities assumed have proved to be reliable in the past.

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

Foreign Currency Risk.  We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk and foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Argentina and Canada, which usually are substantially unhedged.

At various times, we utilize local currency borrowings (foreign-currency- denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2015 would result in a $8.1 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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

Interest Rate and Marketable and Non-marketable Security Price Risk.  Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our revolving credit facility and Nabors Delaware term loan), our fixed rate debt securities comprised of our 2.35%, 5.10%, 6.15%, 9.25%, 5.0% and 4.625% senior notes, our investments in debt securities (including corporate and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Fair Value of Financial Instruments.  The fair value of our fixed rate long-term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
	2015			2014
	Effective Interest Rate	Carrying Value	Fair Value	Effective Interest Rate	Carrying Value	Fair Value
	(In thousands, except interest rates)
2.35% senior notes due September 2016	2.54%	$347,955	$347,708	2.56%	$349,887	$346,980
6.15% senior notes due February 2018	6.35%	921,162	935,962	6.42%	930,693	991,920
9.25% senior notes due January 2019	9.33%	339,607	342,575	9.33%	339,607	403,531
5.00% senior notes due September 2020	5.24%	683,839	617,409	5.20%	698,253	687,953
4.625% senior notes due September 2021	4.74%	698,628	581,630	4.75%	698,388	661,619
5.10% senior notes due September 2023	5.24%	349,021	280,907	5.26%	348,893	332,759
Term loan facility	1.39%	325,000	325,000	0.00%	—	—
Revolving credit facility	1.48%	—	—	3.47%	450,000	450,000
Commercial paper	0.56%	8,000	8,000	0.59%	533,119	533,119
Other	0.00%	6,508	6,508	0.00%	6,209	6,209
		3,679,720	$3,445,699		4,355,049	$4,414,090
Less: deferred financing costs		18,012			17,019
		$3,661,708			$4,338,030

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash, cash equivalents, short-term and long-term investments and other receivables as of December 31, 2015 and 2014 are included in the table below:

	December 31,
	2015			2014
	Fair Value	Interest Rates	Weighted- Average Life (Years)	Fair Value	Interest Rates	Weighted- Average Life (Years)
	(In thousands, except rates)
Cash and cash equivalents	$254,530	0.01 - 0.45%	—	$501,149	0.01 - 0.25%	—
Short-term investments:
Available-for-sale equity securities	20,044	—	—	35,002	—	—
Available-for-sale debt securities:
Mortgage-CMO debt securities	15	2.28 - 2.62%	6.5	18	2.39 - 2.73%	5.6
Total available-for-sale securities	20,059			35,020
Total short-term investments	20,059			35,020
Long-term investments	2,325	N/A		2,806	N/A
Total cash, cash equivalents, short-term and long-term investments	$276,914			$538,975

Our investments in debt securities listed in the above table and a portion of our long-term investments are sensitive to changes in interest rates. Additionally, our investment portfolio of debt and equity securities, which are carried at fair value, exposes us to price risk. A hypothetical 10% decrease in the market prices for all securities as of December 31, 2015 would decrease the fair value of our available-for-sale securities by $2.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Nabors Industries Ltd. and its subsidiaries at December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed during 2015 the manner in which it classifies debt issuance costs and in which it classifies deferred taxes.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 26, 2016

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$254,530	$501,149
Short-term investments	20,059	35,020
Assets held for sale	75,678	146,467
Accounts receivable, net	784,671	1,517,503
Inventory	153,824	230,067
Deferred income taxes	—	118,230
Other current assets	187,135	193,438
Total current assets	1,475,897	2,741,874
Property, plant and equipment, net	7,027,802	8,599,125
Goodwill	166,659	173,928
Investment in unconsolidated affiliates	415,177	58,251
Other long-term assets	452,305	289,745
Total assets	$9,537,840	$11,862,923

LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$6,508	$6,190
Trade accounts payable	271,984	780,060
Accrued liabilities	686,613	728,004
Income taxes payable	41,394	53,221
Total current liabilities	1,006,499	1,567,475
Long-term debt	3,655,200	4,331,840
Other long-term liabilities	552,947	601,816
Deferred income taxes	29,326	443,003
Total liabilities	5,243,972	6,944,134

Commitments and contingencies (Note 17)

Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 330,526 and 328,196, respectively	331	328
Capital in excess of par value	2,493,100	2,452,261
Accumulated other comprehensive income (loss)	(47,593)	77,522
Retained earnings	3,131,134	3,573,172
Less: treasury shares, at cost, 49,342 and 38,788 common shares, respectively	(1,294,262)	(1,194,664)
Total shareholders’ equity	4,282,710	4,908,619
Noncontrolling interest	11,158	10,170
Total equity	4,293,868	4,918,789
Total liabilities and equity	$9,537,840	$11,862,923

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$3,864,437	$6,804,197	$6,152,015
Earnings (losses) from unconsolidated affiliates	(75,081)	(6,301)	39
Investment income (loss)	2,308	11,831	96,577
Total revenues and other income	3,791,664	6,809,727	6,248,631

Costs and other deductions:
Direct Costs	2,371,436	4,505,064	3,981,828
General and administrative expenses	324,328	500,036	479,890
Research and engineering	41,253	49,698	45,440
Depreciation and amortization	970,459	1,145,100	1,086,677
Interest expense	181,928	177,948	223,418
Impairments and other charges	368,967	1,027,423	287,241
Other, net	(39,172)	9,073	37,977
Total costs and other deductions	4,219,199	7,414,342	6,142,471

Income (loss) from continuing operations before income taxes	(427,535)	(604,615)	106,160
Income tax expense (benefit):
Current	89,865	302,313	39,865
Deferred	(187,903)	(239,647)	(95,046)
Total income tax expense (benefit)	(98,038)	62,666	(55,181)
Subsidiary preferred stock dividend	—	1,984	3,000
Income (loss) from continuing operations, net of tax	(329,497)	(669,265)	158,341
Income (loss) from discontinued operations, net of tax	(42,797)	21	(11,179)
Net income (loss)	(372,294)	(669,244)	147,162
Less: Net (income) loss attributable to noncontrolling interest	(381)	(1,415)	(7,180)
Net income (loss) attributable to Nabors	$(372,675)	$(670,659)	$139,982

Earnings (losses) per share:
Basic from continuing operations	$(1.14)	$(2.28)	$0.51
Basic from discontinued operations	(0.15)	—	(0.04)
Total Basic	$(1.29)	$(2.28)	$0.47

Diluted from continuing operations	$(1.14)	$(2.28)	$0.51
Diluted from discontinued operations	(0.15)	—	(0.04)
Total Diluted	$(1.29)	$(2.28)	$0.47

Weighted-average number of common shares outstanding:
Basic	282,982	290,694	294,182
Diluted	282,982	290,694	296,592

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Net income (loss) attributable to Nabors	$(372,675)	$(670,659)	$139,982
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors
Unrealized loss on translation adjustment	(116,239)	(79,059)	(65,447)
Less: reclassification adjustment for realized loss on translation adjustment	5,365	—	—
Translation adjustment attributable to Nabors	(110,874)	(79,059)	(65,447)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(15,310)	(59,932)	23,007
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	2,337	(88,158)
Unrealized gains (losses) on marketable securities	(15,310)	(57,595)	(65,151)
Pension liability amortization and adjustment	1,104	(5,050)	5,916
Unrealized gains (losses) and amortization on cash flow hedges	613	612	613
Other comprehensive income (loss), before tax	(124,467)	(141,092)	(124,069)
Income tax expense (benefit) related to items of other comprehensive income (loss)	648	(2,474)	(66)
Other comprehensive income (loss), net of tax	(125,115)	(138,618)	(124,003)
Comprehensive income (loss) attributable to Nabors	(497,790)	(809,277)	15,979
Net income (loss) attributable to noncontrolling interest	381	1,415	7,180
Translation adjustment attributable to noncontrolling interest	(1,461)	(1,017)	(932)
Comprehensive income (loss) attributable to noncontrolling interest	(1,080)	398	6,248
Comprehensive income (loss)	$(498,870)	$(808,879)	$22,227

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(372,294)	$(669,244)	$147,162
Adjustments to net income (loss):
Depreciation and amortization	970,442	1,145,328	1,099,741
Accretion, depletion and other exploratory expenses	2,876	2,981	22,270
Deferred income tax expense (benefit)	(203,145)	(240,195)	(103,277)
Deferred financing costs amortization	5,290	4,231	4,255
Discount amortization on long-term debt	1,969	3,131	2,137
Impairments and other charges	129,341	650,199	53,905
Losses on debt extinguishment	—	5,576	211,981
Losses (gains) on long-lived assets, net	63,338	353,110	18,060
Losses (gains) on investments, net	—	(5,580)	(91,480)
Losses (gains) on other than temporary impairment	180,591	—	—
Losses (gains) on merger and acquisitions	(49,382)	—	—
Share-based compensation	47,313	37,190	53,255
Foreign currency transaction losses (gains), net	9,881	1,021	6,225
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	84,275	7,102	800
Other	627	(762)	(9,730)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	529,151	(126,883)	(44,561)
Inventory	23,852	(65,398)	39,412
Other current assets	34,390	118,162	(6,943)
Other long-term assets	(27,461)	(30,475)	42,298
Trade accounts payable and accrued liabilities	(566,042)	267,907	113,550
Income taxes payable	(1,680)	(57,113)	(31,752)
Other long-term liabilities	(6,776)	381,623	(109,085)
Net cash provided by operating activities	856,556	1,781,911	1,418,223
Cash flows from investing activities:
Purchases of investments	(9)	(319)	—
Sales and maturities of investments	961	23,992	164,510
Proceeds from sale of unconsolidated affiliates	—	750	12,640
Cash paid for acquisition of businesses, net	(80,187)	(72,534)	(116,971)
Investment in unconsolidated affiliates	(445)	(2,365)	(5,967)
Capital expenditures	(867,106)	(1,821,315)	(1,178,205)
Proceeds from sales of assets and insurance claims	68,206	156,761	308,538
Proceeds from merger transaction	650,050	—	—
Other	1,081	(1,879)	(13)
Net cash used for investing activities	(227,449)	(1,716,909)	(815,468)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	645	(6,151)	(4,421)
Proceeds from issuance of long-term debt	—	—	698,753
Debt issuance costs	(1,847)	—	(4,500)
Proceeds from revolving credit facilities	—	465,000	—
Reduction in revolving credit facilities	(450,000)	(230,932)	(720,000)
Proceeds from (payments for) issuance of common shares	1,296	30,263	5,383
Repurchase of common shares	(99,598)	(250,037)	—
Purchase of preferred stock	—	(70,875)	—
Reduction in long-term debt	(27,478)	—	(994,181)
Dividends to shareholders	(69,363)	(59,145)	(47,168)
Proceeds from (payment for) commercial paper, net	(525,119)	203,275	329,844
Proceeds from term Loan	625,000	—	—
Payments on term Loan	(300,000)	—	—
Cash proceeds from noncontrolling Interest	3,972	—	—
Other	(7,449)	(11,550)	6,704
Net cash (used for) provided by financing activities	(849,941)	69,848	(729,586)
Effect of exchange rate changes on cash and cash equivalents	(25,785)	(23,616)	(8,176)
Net increase (decrease) in cash and cash equivalents	(246,619)	111,234	(135,007)
Cash and cash equivalents, beginning of period	501,149	389,915	524,922
Cash and cash equivalents, end of period	$254,530	$501,149	$389,915

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2012	318,813	319	2,337,244	340,143	4,211,850	(944,627)	12,188	5,957,117
Net income (loss)					139,982		7,180	147,162
Dividends to shareholders					(47,168)			(47,168)
Other comprehensive income (loss), net of tax				(124,003)			(932)	(124,935)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	577	1	5,382					5,383
Share-based compensation			53,255					53,255
Other	4,321	4	(3,296)				(6,345)	(9,637)
As of December 31, 2013	323,711	$324	$2,392,585	$216,140	$4,304,664	$(944,627)	$12,091	$5,981,177
Net income (loss)					(670,659)		1,415	(669,244)
Dividends to shareholders					(59,145)			(59,145)
Redemption of subsidiary preferred stock					(1,688)			(1,688)
Repurchase of treasury shares						(250,037)		(250,037)
Other comprehensive income (loss), net of tax				(138,618)			(1,017)	(139,635)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	3,036	3	30,260					30,263
Share-based compensation			37,157					37,157
Other	1,449	1	(7,741)				(2,319)	(10,059)
As of December 31, 2014	328,196	$328	$2,452,261	$77,522	$3,573,172	$(1,194,664)	$10,170	$4,918,789
Net income (loss)					(372,675)		381	(372,294)
Dividends to shareholders					(69,363)			(69,363)
Repurchase of treasury shares						(99,598)		(99,598)
Other comprehensive income (loss), net of tax				(125,115)			(1,461)	(126,576)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	141		1,296					1,296
Share-based compensation			47,863					47,863
Other	2,189	3	(8,320)				2,068	(6,249)
As of December 31, 2015	330,526	$331	$2,493,100	$(47,593)	$3,131,134	$(1,294,262)	$11,158	$4,293,868

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

We also provide innovative drilling technology and equipment and comprehensive well-site services including engineering, transportation and disposal, construction, maintenance, well logging, directional drilling, rig instrumentation, data collection and other support services in many of the most significant oil and gas markets in the world. In addition, we manufacture and lease or sell top drives and other rig equipment.

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy. In the Merger and related transactions, our wholly-owned interest in our Completion & Production Services business was exchanged for cash and an equity interest in the combined entity, CJES, and is now accounted for as an unconsolidated affiliate as of the acquisition date. See further discussion in Note 9—Investments in Unconsolidated Affiliates. Prior to the Merger, this business was comprised of our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. Since the date of the Merger, CJES has not been consolidated in our financial results.

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

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). The investments in these entities are included in investment in unconsolidated affiliates in our consolidated balance sheets. We record our share of the net income (loss) of our equity method investment in CJES on a one-quarter lag, as we are not able to obtain the financial information of CJES on a timely basis. See Note 9—Investments in Unconsolidated Affiliates.

Change in Presentation

Certain amounts within our consolidated statements of income (loss) have been reclassified to conform to the current period presentation.

Additionally, we have elected to early adopt two recent accounting pronouncements which impact the balance sheet presentation of deferred financing costs and deferred income taxes. See “Recent Accounting Pronouncements” for further discussion regarding the impact to our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less.

Investments

Short-term investments

Short-term investments consist of equity securities and mortgage-backed debt securities. Securities classified as available-for-sale are stated at fair value. Unrealized holding gains and temporary losses for available-for-sale securities are excluded from earnings and, until realized, are presented in the statement of comprehensive income (loss). Unrealized holding losses are included in earnings during the period for which the loss is determined to be other-than-temporary.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	December 31,
	2015	2014
	(In thousands)
Raw materials	$105,217	$121,921
Work-in-progress	29,710	43,781
Finished goods	18,897	64,365
	$153,824	$230,067

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

Depreciation on our buildings, well-servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings—10 to 30 years; well-servicing rigs—3 to 15 years; marine transportation and supply vessels—10 to 25 years; oilfield hauling and mobile equipment and other machinery and equipment—3 to 10 years). Amortization of capitalized leases is included in depreciation and amortization expense. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective property, plant and equipment accounts and any gains or losses are included in our consolidated statements of income (loss).

We review our assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying amount of the long-lived asset to its estimated fair value. The determination of future cash flows requires the estimation of dayrates and utilization, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.

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

Goodwill

We review goodwill for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets may exceed their fair value. We initially assess goodwill for impairment based on qualitative factors to determine whether to perform the two-step annual goodwill impairment test, a Level 3 fair value measurement. After qualitative assessment, step one of the impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step is required to measure the goodwill impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill to its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess.

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

Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compared the sum of our reporting units’ estimated fair value, which included the estimated fair value of non-operating assets and liabilities, less debt, to our market capitalization and assessed the reasonableness of our estimated fair value. Any of the above-mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year. During the fourth quarter of 2015, we performed an updated analysis due to market conditions. We concluded that the fair values of our reporting units exceeded their carrying value, thus no impairment was recorded during 2015.

The change in the carrying amount of goodwill for our business lines for the years ended December 31, 2015 and 2014 was as follows:

		Acquisitions
		and
	Balance at	Purchase		Disposals		Cumulative	Balance at
	December 31,	Price		and		Translation	December 31,
	2013	Adjustments		Impairments		Adjustment	2014
	(In thousands)
Drilling & Rig Services:
U.S.	$50,149	$—		$—		$—	$50,149
International	—	—		—		—	—
Rig Services	37,261	17,268	(1)	(21,613	)(2)	(1,249)	31,667
Subtotal Drilling & Rig Services	87,410	17,268		(21,613)		(1,249)	81,816
Completion & Production Services
Completion	334,992	—		(334,992	)(2)	—	—
Production	90,562	1,550		—		—	92,112
Subtotal Completion & Production Services	425,554	1,550		(334,992)		—	92,112
Total	$512,964	$18,818		$(356,605)		$(1,249)	$173,928

		Acquisitions
		and
	Balance at	Purchase		Disposals		Cumulative	Balance at
	December 31,	Price		and		Translation	December 31,
	2014	Adjustments		Impairments		Adjustment	2015
	(In thousands)
Drilling & Rig Services:
U.S.	$50,149	$—		$—		$—	$50,149
International	—	75,634	(3)	—		—	75,634
Rig Services	31,667	10,868	(1)	—		(1,659)	40,876
Subtotal Drilling & Rig Services	81,816	86,502		—		(1,659)	166,659
Completion & Production Services
Completion	—	—		—		—	—
Production	92,112	—		(92,112	)(4)	—	—
Subtotal Completion & Production Services	92,112	—		(92,112)		—	—
Total	$173,928	$86,502		$(92,112)		$(1,659)	$166,659

(1)                                 Represents the goodwill recorded in connection with our acquisition of 2TD. See Note 5—Acquisitions for additional discussion.

(2)                                 Represents an impairment to the goodwill initially recorded in connection with the acquisitions of NES and Superior in prior years. These impairment charges were deemed necessary due to the continued deterioration of oil prices. See Note 3—Impairments and Other Charges.

(3)                                 Represents the goodwill recorded in connection with our acquisition of Nabors Arabia. See Note 5—Acquisitions for additional discussion.

(4)                                 Represents the goodwill associated with the Completion & Production Services business that was merged with CJES. See Note 9—Investments in unconsolidated affiliates for additional discussion.

Goodwill for the consolidated company, totaling approximately $12.3 million, is expected to be deductible for tax purposes.

Litigation and Insurance Reserves

We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions. See Note 17—Commitments and Contingencies regarding self-insurance accruals. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can reasonably be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure.

Revenue Recognition

We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump-sum payments for the mobilization of rigs and other drilling equipment. We defer revenue related to mobilization periods and recognize the revenue over the term of the related drilling contract. At December 31, 2015 and 2014, our deferred revenues classified as other long-term liabilities were $324.3 million and $269.2 million, respectively. At December 31, 2015 and 2014, our deferred revenues classified as accrued liabilities were $340.5 million and $298.3 million, respectively.

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

We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in other expense (income), net in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred and recorded in other expense (income), net.

We recognize reimbursements received for out-of-pocket expenses incurred as revenues and account for out-of-pocket expenses as direct costs.

Research and Engineering

Research and engineering expenses are expensed as incurred and include costs associated with the research and development of new products and services and costs associated with sustaining engineering of existing products and services. As a result of our acquisition of 2TD during 2014, we recorded intangible assets related to in-process research and development of $47.7 million. As these products are developed, we will transfer the balances to completed technology and begin amortizing the intangible assets over the estimated useful life. No transfers occurred during the years ended December 31, 2015 or 2014.

Income Taxes

We are a Bermuda exempted company and are not subject to income taxes in Bermuda. We have provided for income taxes based on the tax laws and rates in effect in the countries where we operate and earn income. The income taxes in these jurisdictions vary substantially. Our worldwide effective tax rate for financial statement purposes will continue to fluctuate from year to year due to the change in the geographic mix of pre-tax earnings.

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

•                  impairment of short-term and equity-method investments;

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

In April 2015, the FASB issued an ASU relating to the presentation of debt issuance costs on the balance sheet. This standard amends existing guidance to require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. This guidance is effective for fiscal years beginning after December 15, 2015. We have elected to early adopt this guidance on a retrospective basis effective with our fourth quarter ended December 31, 2015. In order to comply with this new standard, unamortized deferred financing costs previously classified on our consolidated balance sheets as a deferred charge within assets have been reclassified as a direct reduction from the carrying amount of long-term debt within liabilities on our consolidated balance sheets. The impact of adoption was a decrease of $18.0 million and $17.0 million in both other long-term assets and long-term debt on our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

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

In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. We have elected to early adopt this guidance on a prospective basis effective with our fourth quarter ended December 31, 2015. Prior period amounts were not retrospectively adjusted. The impact of adoption was a $40.0 million decrease in deferred income taxes (current asset), a $40.0 million increase in other long-term assets, a $3.7 million decrease in accrued liabilities and a $3.7 million increase in deferred income taxes (non-current liability) on our consolidated balance sheet as of December 31, 2015.

In January 2016, the FASB issued an ASU relating to the recognition and measurement of financial assets and liabilities. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

Note 3 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Tangible Assets & Equipment:
Provision for retirement of assets	$65,633	$393,962	$14,044
Impairment of long-lived assets	74,464	217,627	20,000
Subtotal	140,097	611,589	34,044

Goodwill & Intangible Assets:
Goodwill impairments	—	356,605	—
Intangible asset impairment	—	29,942	—
Subtotal	—	386,547	—

Other Charges:
Other-than-temporary impairment	180,591	6,974	—
Provision for International operations	48,279	—	—
Transaction costs	—	22,313	—
Loss on tendered notes	—	—	208,197
Termination of employment contract	—	—	45,000
Total	$368,967	$1,027,423	$287,241

For the year ended December 31, 2015

Throughout 2015, our industry continued to experience depressed oil prices, which led to considerable reductions in capital spending by some of our customers and has diminished demand for our drilling services. The impact of the industry downturn on our business activity and future outlook resulted in impairments and retirement provisions of approximately $140.1 million, an other-than-temporary impairment on our investment in CJES of $180.6 million, and the provision for International operations of $48.3 million during 2015 as discussed below.

Tangible Assets and Equipment

The following table summarizes the 2015 retirement and impairment charges for tangible assets and equipment by reportable operating segment:

	Provision for	Tangible Asset
	Retirements	Impairments	Total

Drilling & Rig Services:
U.S.	$47,247	$—	$47,247
Canada	7,547	—	7,547
International	10,839	52,479	63,318
Rig Services	—	3,879	3,879
Other	—	18,106	18,106
Total	$65,633	$74,464	$140,097

During 2015, we retired some rigs and rig components in our U.S., Canada and International Drilling operating segments and reduced their carrying value to their estimated salvage value. Due to market conditions and resulting competitive drilling market, we have experienced a decline in utilization of our remaining legacy rigs. Accordingly, we retired roughly half of our fleet of SCR rigs within the U.S. Drilling operating segment, continuing to market the remaining 47 of our most competitive assets within this group. Additionally, we retired various yard assets within our International operating segment as well as rig-related equipment in our Canada operating segment.

In 2015, we also recorded impairments totaling $74.5 million primarily comprised of $52.5 million for an inactive jackup rig in our International operating segment. We recognized an impairment of $15.1 million to our retained interest in the oil and gas properties located on the North Slope of Alaska to reduce the carrying value to fair value, as a result of the sustained decline in oil prices. The balance of the impairment charge primarily relates to obsolete inventory within our Rig Services operating segment.

Other-than-temporary impairment

During the third quarter of 2015, we determined the carrying value of our investment in CJES was other than temporarily impaired which resulted in an impairment charge of $180.6 million to reduce our carrying value to its estimated fair value determined principally based on the average share price over a specified period. The charge directly resulted from reduced activity levels driven by lower customer demand stemming from lower oil prices coupled with further pricing concessions required by the highly competitive environment. Further sustained declines in oil prices and activity levels in the pressure pumping business could impact CJES’s operations and the fair value of its assets, resulting in future operating losses. Additionally, the current market price of CJES is trading below our carrying value. Should it remain at these levels for an extended period of time, it could result in a future other-than-temporary impairment.

Provision for International operations

During 2015, we recognized $25.4 million related to assets and receivables impacted by the degradation of the overall country economy and financial situation in Venezuela, which has been adversely affected by the downturn in oil prices, primarily comprised of a loss of $10.0 million related to the remeasurement of our net monetary assets denominated in local currency from the official exchange rate of 6.3 Bolivares per US dollar to the SIMADI exchange rate which was 199 Bolivares per US dollar as of September 30, 2015 and $15.4 million related to the write-off of a receivable balance. The balance of this provision represents an obligation associated with the decision to exit a non-core business line in another country within the region of $22.9 million.

For the year ended December 31, 2014

During the latter part of 2014, oil prices fell sharply and have remained depressed into 2015. As a result of the reduced price of oil, we experienced a decline in the demand for drilling and completion services as customers have begun reducing or curtailing their capital spending and drilling activities. The reduction in demand for drilling services, coupled with the increased supply of newly built high specification rigs in the drilling market, has led to a highly competitive market for all rigs, including high specification rigs. This has accelerated the under-utilization of our legacy rig fleet (non AC rigs). We have also experienced downward pricing pressure for our services.

Due to the aforementioned factors, we recorded impairments and retirement provisions of approximately $1 billion during 2014, as detailed in the table above. The impairments and retirement provision were comprised of approximately $611.6 million in charges related to drilling rigs and rig equipment and $386.5 million in impairments to our goodwill and intangible assets.

Tangible Assets and Equipment

The following table summarizes the 2014 retirement and impairment charges for tangible assets and equipment by operating segment:

	Provision for	Tangible Asset
	Retirements	Impairments	Total

Drilling & Rig Services:
U.S.	$271,141	$137,000	$408,141
Canada	24,211	10,176	34,387
International	56,472	70,451	126,923
Rig Services	42,138	—	42,138
Total	$393,962	$217,627	$611,589

The majority of the 2014 charges from drilling rigs and rig equipment is due to the U.S. lower 48 legacy rig fleet. Given the sharp decline in crude oil prices and the resulting impact on our customers’ spending programs that we have experienced, and the disproportionate impact of the reduced activity that we believe our legacy rig fleet will absorb, we have retired approximately 25 mechanical rigs and impaired our fleet of SCR rigs, including retirements of rig related equipment associated with a reduced overall size of our working rig fleet.

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

The balance of the drilling rigs and rig equipment charges relate to our coil tubing drilling rig fleet in Canada and various under-utilized rigs or asset classes throughout our International and Canada drilling fleets. We also recognized an impairment charge related to obsolete inventory within our Rig Services operating segment.

Goodwill and Intangible Assets

During 2014, we recognized an impairment of goodwill totaling $356.6 million, the majority of which was for the remaining goodwill balance of $335.0 million in our Completion Services operating segment related to the acquisition of Superior in 2010. The value attributable to the Merger with CJES declined sharply beginning in the fourth quarter of 2014, with a drop in the market price of CJES’s stock and the agreed upon reduction to the amount of cash we expect to receive from this transaction. The combination of these events and a sharp decline in the market price of our stock, led us to believe that a triggering event had occurred in the fourth quarter of 2014, and we performed an impairment test on our remaining goodwill balances. We determined that our Completion Services goodwill balances should be fully impaired. The balance of the impairment relates to $21.6 million in goodwill related to Ryan Directional Services, Inc., our directional drilling operations included in our Rig Services operating segment. The decline in oil prices and the impact it has had on our businesses, along with the lack of certainty surrounding an eventual recovery, led us to impair these goodwill balances.

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

Other-than-temporary impairment

During 2014, we recorded an other-than-temporary impairment of $7.0 million related to an equity security. Because the trading price of this security remained below our cost basis for an extended period, we determined the investment was other than temporarily impaired and it was appropriate to write down the investment’s carrying value to its current estimated fair value.

For the year ended December 31, 2013

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

Impairments of long-lived assets

During 2013, we recognized an impairment of $20.0 million to our fleet of coil-tubing units in our Completion & Production Services business. Intense competition and oversupply of equipment has led to lower utilization and margins for this product line. When these factors were considered as part of our annual impairment tests on long-lived assets, the sum of the estimated future cash flows, on an undiscounted basis, was less than the carrying amount of these assets. The estimated fair values of these assets were calculated using discounted cash flow models involving assumptions based on our utilization of the assets, revenues and direct costs, capital expenditures and working capital requirements. We believe the fair value estimated for purposes of these tests represents a Level 3 fair value measurement. In 2013, we suspended our coil-tubing operations in the United States.

Loss on tendered notes

During 2013, we recognized a loss related to the extinguishment of debt in connection with the tender offer for our 9.25% senior notes. See Note 11—Debt for additional discussion. In 2013, we completed a cash tender offer for these notes and repurchased $785.4 million aggregate principal amount. We paid the holders an aggregate of approximately $1.0 billion in cash, reflecting principal and accrued and unpaid interest and prepayment premium and recognized a loss as part of the debt extinguishment.

Provision for termination of employment contract

During 2013, we recognized a one-time stock grant valued at $27.0 million, which vested immediately, and $18.0 million in cash awarded and paid to Mr. Petrello in connection with the termination of his prior employment agreement. See Note 17—Commitments and Contingencies for additional discussion.

Note 4 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale included the following:

	As of December 31,
	2015		2014
	(In thousands)
Oil and Gas	$73,578	(1)	$146,467
Other	2,100		—
	$75,678		$146,467

(1)                   The carrying value of these assets was reduced by $51.0 million to reflect current fair value, due to the deterioration of economic conditions in the dry gas market in western Canada. The impairment charge is reflected in income (loss) from discontinued operations, net of tax in our consolidated statement of income (loss) as outlined below.

Oil and Gas Properties

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value. Also, we have deferred tax assets of approximately $6.3 million, which are included in long-term assets in our consolidated balance sheet, associated with our oil and gas operations in Canada.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. In December 2013, we entered into agreements to restructure these contracts, assigning a portion of the obligation to third parties and reducing our future payment commitments. At December 31, 2015, our undiscounted contractual commitments for these contracts approximated $23.3 million, and we had liabilities of $16.1 million, $5.2 million of which were classified as current and are included in accrued liabilities. At December 31, 2014, our undiscounted contractual commitments for these contracts approximated $84.6 million, and we had liabilities of $40.2 million, $19.6 million of which were classified as current and are included in accrued liabilities.

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

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except percentages)
Operating revenues
Oil and Gas	$3,212	$13,143	$25,327
Rig Services	$—	$—	$127,154

Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(5,003)	$(1,840)	$(17,371)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	49,890 (1)	(1,313)	24,087	(2)
Less: Income tax expense (benefit)	(14,455)	(548)	(14,062)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(40,438)	$21	$(27,396)

Income (loss) from Rig Services discontinued operations:
Income (loss) from discontinued operations	$—	$—	$17,680
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	3,146 (3)	—	(4,368	)(4)
Less: Income tax expense (benefit)	(787)	—	5,831
Income (loss) from Rig Services discontinued operations, net of tax	$(2,359)	$—	$16,217

Income (loss) from discontinued operations, net of tax	$(42,797)	$21	$(11,179)

Oil and Gas

(1)                                 Includes a $51.0 million impairment charge due to the deterioration of economic conditions in the dry gas market in western Canada, partially offset by a gain related to our restructure of our future pipeline obligations.

(2)                                 Includes a $61.5 million impairment charge to write down the carrying value of some of our wholly owned oil and gas-centered assets, partially offset by a gain related to our restructure of our future pipeline obligations.

In 2013, we sold some of our wholly owned oil and gas assets and received proceeds of $90.0 million.

Rig Services

(3)                                 Reflects an impairment charge for a note receivable of $3.1 million remaining from the sale of one of our former Canada subsidiaries that provided logistics services.

(4)                                 Represents the gains recognized from our sale of our logistics services and construction services. In April 2013, we sold the assets of one of our former Canadian subsidiaries that provided logistic services for proceeds of $9.3 million. In October 2013, we sold Peak, one of our businesses in Alaska, for which we received cash proceeds of $135.5 million.

During 2014, we sold a large portion of our interest in proved oil and gas properties located on the North Slope of Alaska. Under the terms of the agreement, we received $35.1 million at closing and expect to receive additional payments of $27.0 million upon certain future dates or the properties achieving certain production targets. In the event these production targets are not met and payments not received, our recourse would be to reclaim the properties. We retained both a working interest and an overriding royalty interest in the properties. The working interest is fully carried up to $600 million of total project costs. The $22.2 million gain from the transaction is included in other expense (income), net in our consolidated statement of income (loss) for the year ended December 31, 2014. The retained interest, which is currently valued at approximately $16.4 million as of December 31, 2015, is no longer classified as assets-held-for-sale and is included in other long-term assets. We have not recast prior period results as the balances are not material to our consolidated statements of income (loss) for any period.

Additional discussion of our policy pertaining to the calculations of our annual impairment tests, including any impairment to goodwill, is set forth in Note 2—Summary of Significant Accounting Policies. A further protraction of lower commodity prices or an inability to sell these assets in a timely manner could result in recognition of future impairment charges.

Note 5 Acquisitions

2015 Acquisitions

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia, our joint venture in Saudi Arabia, making it a wholly owned subsidiary. Previously, we held a 51% equity interest with a carrying value of $44.7 million and we had accounted for the joint venture as an equity method investment. The acquisition of the remaining interest allows us to strategically align our future growth in this market by providing additional flexibility to invest capital and pursue future investment opportunities. As a result, we consolidated the assets and liabilities of Nabors Arabia on May 24, 2015 based on their respective fair values. We have also consolidated the operating results of Nabors Arabia since the acquisition date and reported those results in our International drilling segment. The excess of the estimated fair value of the assets and liabilities over the net carrying value of our previously held equity interest resulted in a gain of $2.3 million and was reflected in other expense (income), net in the consolidated statement of income (loss) for the year ended December 31, 2015.

The following table provides the allocation of the purchase price as of the acquisition date. The purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the purchase price over such fair values was recorded as goodwill.

Estimated Fair
(In thousands)	Value
Assets:
Cash	$48,058
Accounts receivable	153,819
Other current assets	58,021
Property, plant and equipment, net	89,643
Intangible assets	28,784
Goodwill	75,634
Other long-term assets	7,709
Total assets	461,668
Liabilities:
Accounts payable	$206,599
Accrued liabilities	74,393
Intangible liability	13,472
Deferred tax liability	4,823
Other long-term liabilities	9,400
Total liabilities	308,687
Net assets acquired	$152,981

The goodwill recognized as a result of the acquisition of $75.6 million is primarily attributable to the workforce of the acquired business, strategic market access, ability to provide other services and products, a strategic customer with a long history of business and the expected synergies from combining the operations. This goodwill is not expected to be deductible for tax purposes. The identifiable intangible asset of $28.8 million and liability of $13.5 million consist of the fair value of the acquired favorable and unfavorable contracts, respectively, with a weighted-average amortization period of 2 years.

We have included an additional $248.9 million in operating revenues and $6.0 million in earnings from the acquisition date through December 31, 2015 in our consolidated statements of income (loss) as a result of this acquisition.

The following unaudited supplemental pro forma results present consolidated information as if the acquisition had been completed as of January 1, 2014. The unaudited supplemental pro forma results should not be considered indicative of the results that would have occurred if the acquisition had been consummated as of January 1, 2014; nor are they indicative of future results.

	Year Ended
	December 31,
(In thousands, except per share amounts)	2015	2014

Operating revenues	$4,035,004	$6,953,218
Income (loss) from continuing operations, net of tax	(316,633)	(668,127)
Income (loss) from continuing operations per share - basic	$(1.09)	$(2.27)
Income (loss) from continuing operations per share - diluted	$(1.09)	$(2.27)

2014 Acquisitions

In October 2014, we purchased the outstanding shares of 2TD, a drilling technology company based out of Norway. 2TD is in the process of developing a rotary steerable system for directional drilling which, once developed will be included in our Rig Services segment. Under the terms of the transaction, we paid an initial amount of $40.3 million for the purchase of the shares. We may also be required to make future payments of up to an additional $40.0 million, contingent on the achievement of various milestone objectives. As part of our purchase price allocation, we recorded intangible assets of $47.7 million (in process research and development), goodwill of $17.3 million and contingent consideration of $24.7 million. The proforma effect on revenue and net income have been determined to be immaterial to our financial statements.

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

In October 2013, we purchased KVS for total consideration of $149.0 million, $66.8 million of which is payable in three equal annual installments through 2016. KVS provides various logistics and support services operating in the oilfield and well-servicing industry. Services are provided by tractor trucks, bobtail trucks, winch trucks, other truck types, trailers, container bins, eyewash stations, various types of tanks, shop equipment and other related support equipment. This acquisition expands our truck fleet, vacuum truck services, and tank and related equipment services, and is included in our Production Services operating segment for the periods subsequent to the acquisition date until the date of the Merger.

Note 6 Fair Value Measurements

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2015 consist of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During 2015, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The majority of our short-term investments are categorized as Level 1 and had a fair value of $20.1 million as of December 31, 2015.

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

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with GAAP. The fair value of our long-term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	December 31,
	2015			2014
	Effective Interest Rate	Carrying Value	Fair Value	Effective Interest Rate	Carrying Value	Fair Value
	(In thousands)
2.35% senior notes due September 2016	2.54%	$347,955	$347,708	2.56%	$349,887	$346,980
6.15% senior notes due February 2018	6.35%	921,162	935,962	6.42%	930,693	991,920
9.25% senior notes due January 2019	9.33%	339,607	342,575	9.33%	339,607	403,531
5.00% senior notes due September 2020	5.24%	683,839	617,409	5.20%	698,253	687,953
4.625% senior notes due September 2021	4.74%	698,628	581,630	4.75%	698,388	661,619
5.10% senior notes due September 2023	5.24%	349,021	280,907	5.26%	348,893	332,759
Term loan facility	1.39%	325,000	325,000	0.00%	—	—
Revolving credit facility	1.48%	—	—	3.47%	450,000	450,000
Commercial paper	0.56%	8,000	8,000	0.59%	533,119	533,119
Other	0.00%	6,508	6,508	0.00%	6,209	6,209
		3,679,720	$3,445,699		4,355,049	$4,414,090
Less: deferred financing costs		18,012			17,019
		$3,661,708			$4,338,030

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of December 31, 2015, our short-term investments were carried at fair market value and included $20.1 million in securities classified as available-for-sale. As of December 31, 2014, our short-term investments were carried at fair market value and included $35.0 million in securities classified as available-for-sale.

Note 7 Share-Based Compensation

Total share-based compensation expense, which includes stock options and restricted shares, totaled $47.3 million, $37.2 million and $53.3 million for 2015, 2014 and 2013, respectively. Compensation expense related to awards of restricted shares totaled $37.0 million, $35.0 million and $51.1 million for 2015, 2014 and 2013, respectively, which is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Additionally, we recognized $8.7 million of expense related to awards of restricted shares granted in connection with the closing of the Merger during 2015 which is included in other expense (income), net in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments. See Note 21—Segment Information.

In addition to the time-based restricted stock share-based awards, we provide two types of performance share awards: the first, based on our performance measured against pre-determined performance metrics and the second, based on market conditions measured against a predetermined peer group. The performance period for the awards granted in 2015 commenced on January 1, 2014 and ended December 31, 2014.

Stock Option Plans

As of December 31, 2015, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives, options granted may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 3.3 million and 6.3 million Nabors common shares remained available for grant as of December 31, 2015 and 2014, respectively. Of the common shares available for grant as of December 31, 2015, approximately 2.0 million of these shares are also available for issuance in the form of restricted shares.

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

We also consider an estimated forfeiture rate for these option awards, and we recognize compensation cost only for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years. The forfeiture rate is based on historical experience. Estimated forfeitures have been adjusted to reflect actual forfeitures during 2015.

Stock option transactions under our various stock-based employee compensation plans are presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except exercise price)

Options outstanding as of December 31, 2014	11,304	$23.30
Granted	158	12.34
Exercised	(140)	9.24
Surrendered	—	—
Forfeited	(6,024)	32.86
Options outstanding as of December 31, 2015	5,298	$12.48	4.18 years	$—
Options exercisable as of December 31, 2015	5,069	$12.15	4.05 years	$—

During 2015, 2014 and 2013, respectively, we awarded options vesting over periods up to four years to purchase 158,219, 60,662 and 63,368 of our common shares to our employees, executive officers and directors.

The fair value of stock options granted during 2015, 2014 and 2013 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013

Weighted average fair value of options granted	$4.40	$6.76	$6.05
Weighted average risk free interest rate	1.29%	1.37%	0.79%
Dividend yield	2.05%	1.21%	0.84%
Volatility (1)	51.01%	51.01%	51.01%
Expected life (in years)	4.0	4.0	4.0

(1)                                 Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

A summary of our unvested stock options as of December 31, 2015, and the changes during the year then ended is presented below:

Unvested Stock Options	Outstanding	Weighted-Average Grant-Date Fair Value
	(In thousands, except fair value)

Unvested as of December 31, 2014	349	$9.08
Granted	158	4.40
Vested	(262)	7.26
Forfeited	(16)	5.59
Unvested as of December 31, 2015	229	$8.16

The total intrinsic value of options exercised during 2015, 2014 and 2013 was $0.8 million, $49.1 million and $4.1 million, respectively. The total fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $1.9 million, $2.0 million and $4.3 million, respectively.

As of December 31, 2015, there was $0.6 million of total future compensation cost related to unvested options that are expected to vest. That cost is expected to be recognized over a weighted-average period of approximately one year.

Restricted Stock

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date, but cannot be sold or transferred. Restricted shares vest in varying periodic installments ranging up to five years.

A summary of our restricted shares as of December 31, 2015, and the changes during the year then ended, is presented below:

Restricted shares	Outstanding	Weighted-Average Grant-Date Fair Value
	(In thousands, except fair value)

Unvested as of December 31, 2014	3,482	$19.25
Granted	2,547	10.24
Vested	(1,477)	19.24
Forfeited	(750)	17.02
Unvested as of December 31, 2015	3,802	$15.96

During 2015, 2014 and 2013, we awarded 2,546,801, 1,169,000 and 4,493,443 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $34.8 million, $26.7 million and $73.8 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2015, 2014 and 2013 was $18.3 million, $28.0 million and $37.5 million, respectively. The fair value of these awards is based on the closing price of Nabors stock on the date the awards are granted.

As of December 31, 2015, there was $31.2 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted-average period of approximately one year.

Restricted Shares Based on Performance Conditions

During the years ended December 31, 2015 and 2014, we awarded 438,307 and 362,311 restricted shares, respectively, vesting over a period of three years to some of our executives. The performance awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the number of performance goals achieved during fiscal years 2014 and 2013, respectively.

Until shares are vested, our awards that vest based on performance conditions are liability-classified awards. Our accrued liabilities included $2.2 million for such awards at December 31, 2015 for the performance period beginning January 1, 2015 through December 31, 2015 and $2.5 million for such awards at December 31, 2014 for the performance period beginning

January 1, 2014 through December 31, 2014. The fair value of these awards that vested during the years ended December 31, 2015 and 2014 was $6.8 million and $5.9 million, respectively. The fair value of these awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Shares Based on Market Conditions

During 2015, 2014 and 2013, we granted 544,925, 395,550 and 353,933 restricted shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $4.7 million, $4.5 million and $3.7 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2015	2014	2013

Risk free interest rate	1.18%	0.80%	0.41%
Expected volatility	50.00%	40.00%	46.00%
Closing stock price at grant date	$12.98	$18.19	$16.53
Expected term (in years)	3.00	2.97	2.82

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2015:

Market based restricted shares	Outstanding	Weighted-Average Grant-Date Fair Value
	(In thousands, except fair value)

Outstanding as of December 31, 2014	749	$10.94
Granted	545	8.67
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2015	1,294	$9.77

As of December 31, 2015, there was $4.7 million of total future compensation cost related to unvested performance share awards that are expected to vest.

Note 8 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2015	2014
	(In thousands)
Land	$19,757	$63,311
Buildings	126,285	165,826
Drilling, workover and well-servicing rigs, and related equipment	12,243,811	12,792,207
Marine transportation and supply vessels	10,271	14,123
Oilfield hauling and mobile equipment	286,838	1,398,032
Other machinery and equipment	175,687	185,663
Oil and gas properties	16,386	26,579
Construction-in-process (1)	457,422	781,374
	$13,336,457	$15,427,115
Less: accumulated depreciation and amortization	(6,308,655)	(6,827,990)
	$7,027,802	$8,599,125

(1)                                 Relates primarily to amounts capitalized for new or substantially new drilling, workover and well-servicing rigs that were under construction and had not yet been placed in service as of December 31, 2015 or 2014.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $304.7 million, $603.4 million and $510.8 million during 2015, 2014 and 2013, respectively.

Interest costs of $20.4 million, $24.4 million and $13.0 million were capitalized during 2015, 2014 and 2013, respectively.

Note 9 Investments in Unconsolidated Affiliates

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy. We received total consideration comprised of approximately $693.5 million in cash ($650.0 million after settlement of working capital requirements) and approximately 62.5 million common shares in the combined company, CJES, representing approximately 53% of the outstanding and issued common shares of CJES as of the closing date. Because we have significant influence over CJES, but not a controlling financial interest, we account for our investment in CJES under the equity method of accounting.

Our consolidated statement of income (loss) for the year ended December 31, 2015 consolidates the operating results of our Completion & Production Services business through the closing date of the Merger. As a result of the Merger, CJES became an unconsolidated affiliate and we no longer consolidate the operating results of our Completion & Production Services business. Therefore, subsequent to the closing date of the Merger, our share of the net income (loss), as adjusted for our basis differences, of our equity method investment in CJES is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). Our policy is to record our share of the net income (loss) of CJES on a one-quarter lag as we are not able to obtain the financial information of CJES on a timely basis. Accordingly, the equity in earnings from CJES, which is reflected in earnings (losses) from unconsolidated affiliates in our consolidated statement of income (loss) for the year ended December 31, 2015 is related to the period from the closing date of the Merger until September 30, 2015.

We record our investment in the equity of CJES in the Investment in unconsolidated affiliates line in our consolidated balance sheet. We review our equity method investments for impairment whenever impairment indicators exist including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment that is other than a temporary decline should be recognized. During the year, we determined the carrying value of our investment was other than temporarily impaired which resulted in an impairment charge of $180.6 million. This other-than-temporary impairment is reflected in impairments and other charges in our consolidated statement of income (loss) for the year ended December 31, 2015. Further sustained declines in oil prices and activity levels in the pressure pumping business could impact CJES’s operations and the fair value of its assets, resulting in future operating losses. Additionally, as of the date of this annual report, the market price of CJES is trading below our carrying value. Should it remain at these levels for an extended period of time, it could result in a future other-than-temporary impairment. See Note 3—Impairments and Other Charges.

During the first quarter of 2015, we recognized an estimated gross gain of $102.2 million in connection with the Merger based on the difference between the consideration received and the carrying value of the assets and liabilities of our Completion & Production Services business. This gain was partially offset by $49.6 million in transaction costs related to the Merger. During 2015, we recorded a post-closing adjustment of $5.5 million attributable to the settlement of certain working capital requirements at the completion of the transition period.

During the second quarter of 2015, we acquired the remaining 49% equity interest in Nabors Arabia, our joint venture in Saudi Arabia, making it a wholly owned subsidiary. Previously, we held a 51% equity interest and we had accounted for the joint venture as an equity method investment. See Note 5 — Acquisitions.

The tables below present summarized financial information for our investments in unconsolidated affiliates. The financial information as of and for the year ended December 31, 2015 represents the historical financial information of our investee, CJES, as of and for the nine months ended September 30, 2015. The financial information as of December 31, 2014 and the years ended December 31, 2014 and 2013 represents our previous equity method investment in Nabors Arabia.

	September 30,	December 31,
	2015	2014
	(In thousands)

Current assets	$496,826	$470,501
Long-term assets	$2,200,779	$324,234
Current liabilities	$325,434	$467,000
Long-term liabilities	$1,421,569	$207,681

	Nine Months Ended September 30,	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Gross revenues	$1,339,878	$605,179	$562,101
Gross margin	188,356	$35,370	$46,446
Net income (loss)	(550,800)	$(642)	$1,088
Nabors’ share of equity method earnings (losses)	(81,260)	$(6,301)	$39

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

Foreign Currency Risk

We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk or foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Argentina and Canada, which usually are substantially unhedged.

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

Interest Rate and Marketable and Non-marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our revolving credit facility and Nabors Delaware term loan), our fixed rate debt securities comprised of our 2.35%, 5.10%, 6.15%, 9.25%, 5.0% and 4.625% senior notes, our investments in debt securities (including mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages, and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Note 11 Debt

Debt consisted of the following:

	As of December 31,
	2015	2014
	(In thousands)
2.35% senior notes due September 2016	$347,955	$349,887
6.15% senior notes due February 2018	921,162	930,693
9.25% senior notes due January 2019	339,607	339,607
5.00% senior notes due September 2020	683,839	698,253
4.625% senior notes due September 2021	698,628	698,388
5.10% senior notes due September 2023	349,021	348,893
Term loan facility	325,000	—
Revolving credit facility	—	450,000
Commercial paper	8,000	533,119
Other	6,508	6,209
	3,679,720	4,355,049
Less: current portion	6,508	6,190
Less: deferred financing costs	18,012	17,019
	$3,655,200	$4,331,840

(1)         The 2.35% senior notes due September 2016 have been classified as long-term as we have the ability and intent to repay this obligation utilizing our revolving credit facility.

As of December 31, 2015, the maturities of our primary debt for each of the five years after 2015 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2016	$348,000	(1)
2017	—
2018	1,086,113	(2)
2019	339,607	(3)
2020	855,780	(4)
Thereafter	1,050,000	(5)
	$3,679,500

(1)         Represents our 2.35% senior notes due September 2016.

(2)         Represents our 6.15% senior notes due February 2018 and mandatory prepayment under the term loan facility due September 2018.

(3)         Represents our 9.25% senior notes due January 2019.

(4)         Represents amounts drawn on our revolving credit facility and issued under our commercial paper program, which expires July 2020, our 5.0% senior notes due September 2020 and borrowings outstanding under the term loan due September 2020.

(5)         Represents our 4.625% senior notes due September 2021 and 5.10% senior notes due September 2023.

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

During 2015, we repurchased $2.0 million aggregate principal amount of the 2.35% senior notes, held by a consolidated affiliate, for approximately $2.0 million in cash, reflecting principal, accrued and unpaid interest.

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

During 2014, we repurchased $40.6 million aggregate principal amount of the 6.15% senior notes, held by a consolidated affiliate, for approximately $46.8 million in cash, reflecting principal, accrued and unpaid interest. During 2015, we repurchased an additional $10.8 million aggregate principal, held by a consolidated affiliate, for approximately $11.4 million in cash, reflecting principal, accrued and unpaid interest.

9.25% Senior Notes Due January 2019

In January 2009, Nabors Delaware completed a private placement of $1.125 billion aggregate principal amount of 9.25% senior notes due 2019 with registration rights, which are unsecured and are fully and unconditionally guaranteed by us. The notes were resold by the initial purchasers to qualified institutional buyers under Rule 144A and to certain investors outside of the United States under Regulation S. The notes bear interest at a rate of 9.25% per year, payable semi-annually on January 15 and July 15 and will mature on January 15, 2019.

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

In September 2013, Nabors Delaware commenced a cash tender offer for any and all of its outstanding 9.25% senior notes due 2019, which expired on September 11, 2013. On September 12, 2013, Nabors Delaware accepted for repurchase all of the notes that were validly tendered and not validly withdrawn prior to the expiration of the tender offer, totaling $785.4 million aggregate principal amount of the notes (including $14 million held by a consolidated affiliate). Nabors Delaware paid the holders an aggregate of approximately $1.0 billion in cash, reflecting principal, accrued and unpaid interest and a premium of $211.9 million (including related fees), from the proceeds of the 2.35% senior notes due 2016 and 5.10% senior notes due 2023 issued in September 2013, discussed above, borrowings under its commercial paper program and cash on hand. Following the repurchase, $339.6 million aggregate principal amount of the 9.25% senior notes remains outstanding. The 9.25% senior notes due 2019 have similar rankings, covenants and change of control provisions as Nabors Delaware’s other series of senior notes. The premium represents the loss on the debt extinguishment and is included in the impairments and other charges line of our consolidated statement of income (loss) for the year ended December 31, 2013.

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

During 2015, we repurchased $14.7 million aggregate principal amount of the 5.0% senior notes, held by a consolidated affiliate, for approximately $14.2 million in cash, reflecting principal, accrued and unpaid interest.

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

Commercial Paper Program

In April 2013, Nabors Delaware established a commercial paper program. This program allows for the issuance from time to time of up to an aggregate amount of $2.25 billion in commercial paper with a maturity of no more than 397 days. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now. As of December 31, 2015 and 2014, we had approximately $8.0 million and $533.1 million, respectively, of commercial paper outstanding; we used the proceeds to reduce borrowings under our revolving credit facility and redeem debt. The weighted average interest rate on borrowings at December 31, 2015 was 0.56%.

Revolving Credit Facility

In July 2015, we entered into an amendment to our existing committed, unsecured revolving credit facility to increase the borrowing capacity to $2.2 billion, extend the maturity date to July 2020 and increase the size of the accordion option to $500.0 million. We subsequently exercised $50.0 million of the accordion option to bring the total availability to $2.25 billion. The weighted average interest rate on borrowings during the year ended December 31, 2015 was 1.48%. As of December 31, 2015, we had no borrowings outstanding under this facility. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. We were in compliance with all covenants under the agreement at December 31, 2015. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Term Loan Facility

In February 2015, Nabors Industries, Inc., our wholly owned subsidiary, entered into an unsecured term loan facility for $300.0 million with a three-year maturity, which was fully and unconditionally guaranteed by us. Under the new term loan facility, we were required to prepay the loan upon the closing of the Merger, or if we otherwise disposed of assets, issued term debt, or issued equity with net proceeds of more than $70.0 million, subject to certain exceptions. On March 27, 2015, we repaid the $300.0 million term loan, according to the terms of the agreement using a portion of the cash consideration received in connection with the Merger and the facility was terminated.

In September 2015, Nabors Industries, Inc. entered into a new five-year unsecured term loan facility for $325.0 million, which is fully and unconditionally guaranteed by us. The term loan facility contains a mandatory prepayment of $162.5 million due in September 2018. Borrowings under this facility will bear interest for periods of one, two, three or six months, at an annual rate equal to LIBOR, plus the applicable interest margin. The interest margin is based on our long-term unsecured credit rating for debt as in effect from time to time. As of December 31, 2015, we had $325.0 million outstanding under this facility. The weighted average interest rate on borrowings at December 31, 2015 was 1.39%.

Short-Term Borrowings

We had 11 letter-of-credit facilities with various banks as of December 31, 2015. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2015
(In thousands)
Credit available	$657,239
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	211,685
Remaining availability	$445,554

Note 12 Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
United States and Other Jurisdictions	2015	2014	2013
	(In thousands)

United States	$(264,919)	$(598,121)	$(84,032)
Other jurisdictions	(162,617)	(6,494)	190,192
Income (loss) from continuing operations before income taxes	$(427,536)	$(604,615)	$106,160

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Current:
U.S. federal	$5,088	$183,840	$(16,934)
Outside the U.S.	76,550	109,072	50,866
State	8,227	9,401	5,933
	$89,865	$302,313	$39,865
Deferred:
U.S. federal	$(182,518)	$(211,119)	$(71,251)
Outside the U.S.	1,757	(9,127)	(10,288)
State	(7,142)	(19,401)	(13,507)
	$(187,903)	$(239,647)	$(95,046)
Income tax expense (benefit)	$(98,038)	$62,666	$(55,181)

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	(109,101)	(83,747)	(33,277)
Increase (decrease) in valuation allowance	22,655	(9,934)	25,592
Tax reserves and interest	(12,679)	166,347	(39,921)
State income taxes (benefit)	1,087	(10,000)	(7,575)
Income tax expense (benefit)	$(98,038)	$62,666	$(55,181)
Effective tax rate	22.9%	(10.4)%	(52.0)%

The change in our worldwide effective tax rate from 2014 to 2015 is primarily attributable to the tax effect of the geographic mix of pre-tax earnings (losses), including greater losses in higher-tax jurisdictions. The tax effect of impairments and internal restructuring also contributed to the change.

The change in our worldwide effective tax rate from 2013 to 2014 is primarily attributable to the tax effect related to impairments and internal restructuring. The change in geographic mix of pre-tax earnings also contributed to the change.

The components of our net deferred taxes consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,510,354	$1,470,407
Equity compensation	37,633	35,296
Deferred revenue	19,422	23,116
Tax credit and other attribute carryforwards	119,471	116,833
Insurance loss reserves	6,192	6,235
Accrued Interest	288,687	227,572
Other	135,185	143,302
Subtotal	2,116,944	2,022,761
Valuation allowance	(1,560,162)	(1,537,507)
Deferred tax assets:	$556,782	$485,254

Deferred tax liabilities:
Depreciation and amortization for tax in excess of book expense	$384,513	$760,294
Variable interest investments	718	4,496
Other	16,009	17,953
Deferred tax liability	$401,240	$782,743
Net deferred tax assets (liabilities)	$155,542	$(297,489)

Balance Sheet Summary:
Net current deferred asset	$—	$118,230
Net noncurrent deferred asset (1)	184,865	30,961
Net current deferred liability (2)	—	(3,677)
Net noncurrent deferred liability	(29,323)	(443,003)
Net deferred asset (liability)	$155,542	$(297,489)

(1)                                 This amount is included in other long-term assets.

(2)                                 This amount is included in accrued liabilities.

For U.S. federal income tax purposes, we have net operating loss (“NOL”) carryforwards of approximately $303.0 million that, if not utilized, will expire between 2019 and 2035. The NOL carryforwards for alternative minimum tax purposes are approximately $279.0 million. Additionally, we have NOL carryforwards in other jurisdictions of approximately $5.3 billion of which $386.4 million, if not utilized, will expire at various times from 2016 to 2035. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. We have recorded a deferred tax asset of approximately $1.43 billion as of December 31, 2015 relating to NOL carryforwards that have an indefinite life in several non-U.S. jurisdictions. A valuation allowance of approximately $1.43 billion has been recognized because we believe it is more likely than not that substantially all of the deferred tax asset will not be realized.

In addition, for state income tax purposes, we have NOL carryforwards of approximately $451.0 million that, if not utilized, will expire at various times from 2016 to 2035.

The following is a reconciliation of our uncertain tax positions:

	Year Ended December 31,
	2015		2014		2013
	(In thousands)
Balance as of January 1	$203,707		$47,552		$83,950
Additions based on tax positions related to the current year	384		167,107	(3)	145
Additions for tax positions of prior years	—		1,744		3,360
Reductions for tax positions for prior years	(7,163	)(1)	(4,473)		(30,320	)(5)
Settlements	(5,027	)(2)	(8,223	)(4)	(9,583)
Balance as of December 31	$191,901		$203,707		$47,552

(1)                                 Includes $6.0 million related to settlements in Canada, Trinidad and the U.S. and $1.1 million due to the expiration of statutes of limitations.

(2)                                 Includes $5.0 million related to settlements in Colombia, Ecuador, U.S. and Canada.

(3)                                 Includes $166.0 million related to internal restructuring.

(4)                                 Includes $7.6 million related to settlements in Algeria, Canada and Oman.

(5)                                 Includes $21.6 million related to settlements in Mexico, Canada and Algeria and $8.7 million due to the expiration of statutes of limitations.

If the reserves of $191.9 million are not realized, this would favorably impact the worldwide effective tax rate. As of December 31, 2015, 2014 and 2013, we had approximately $3.9 million, $16.9 million and $20.6 million, respectively, of interest and penalties related to uncertain tax positions. During 2015, 2014 and 2013, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $1.4 million, $6.1 million and $5.2 million, respectively. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

It is reasonably possible that our existing liabilities related to our reserve for uncertain tax positions may increase or decrease in the next twelve months primarily due to the completion of open audits or the expiration of statutes of limitation. However, we cannot reasonably estimate a range of changes in our existing liabilities due to various uncertainties, such as the unresolved nature of various audits.

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Algeria, Canada, Mexico, Saudi Arabia and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2012 and non-U.S. income tax examinations for years before 2005.

Note 13 Common Shares

During 2015, with approval of the Board, we repurchased 10.6 million of our common shares in the open market for $99.6 million, all of which are held in treasury.

During 2014, with approval of the Board, we purchased 10.375 million of our common shares, at $24.10 per share, for a total aggregate amount of approximately $250 million. This purchase was an isolated event and was not part of a broader Board approved repurchase program.

No preferred shares have been issued. The preferred stock is issuable in one or more classes or series, full, limited or no voting rights, designations, preferences, special rights, qualifications, limitations and restrictions as may be determined by the Board.

From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2015, 2014 or 2013.

During 2013, our outstanding shares increased slightly by 1,284 shares pursuant to share settlements. These transactions also included surrendered unexercised vested stock options of a nominal value.

In 2015, 2014 and 2013, the Compensation Committee of our Board granted restricted share awards to some of our executive officers, other key employees, and independent directors. We awarded 3,530,033, 1,926,861 and 4,847,376 restricted shares at an average market price of $10.09, $19.53 and $16.28 to these individuals for 2015, 2014 and 2013, respectively. See Note 7—Share-Based Compensation for a summary of our restricted stock and option awards as of December 31, 2015.

In 2014, our Board declared cash dividends of $0.04 per outstanding common share, which was paid in March and June. The dividend was increased to $0.06 per share in July 2014 by our Board, and this new amount was paid in September and December 2014 and March, June, September and December 2015. The aggregate amount paid in 2014 for dividends was $59.1 million. The aggregate amount paid in 2015 for dividends was $69.4 million.

Shareholder Rights Plan

On July 16, 2012, the Board declared the issuance of one preferred share purchase right (a “Right”) for each Common Share issued and outstanding on July 27, 2012 (the “Record Date”) to the shareholders of record on that date. The Rights are not exercisable until the Distribution Date, as defined below. On July 15, 2013, the Rights expiration was extended to July 16, 2016 (the “Final Expiration Date”); the Final Expiration Date may be extended or the Rights earlier redeemed by the Company.

Each Right entitles the registered holder to purchase from the Company one one-thousandth of a Series A Junior Participating Preferred Share, par value US$0.001 per share (the “Preferred Shares”), of the Company, at a price of $80.00 per one one-thousandth of a Preferred Share (the “Purchase Price”), subject to adjustment.

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

Note 14 Subsidiary Preferred Stock

During 2014, we paid $70.9 million to redeem the 75,000 shares of Series A Preferred Stock outstanding of our subsidiary and paid all dividends due on such shares. The result of the redemption was a loss of $1.688 million, representing the difference between the redemption amount and the carrying value of the subsidiary preferred stock. The loss resulted in a charge to retained earnings and a reduction to net income used to determine income available for common shareholders in the calculation of basic and diluted earnings per share in the period of transaction. We also paid regular and accrued dividends of $750,000 and $108,750, respectively, and special dividends of $375,000. These dividends were treated as regular dividends, and as such were reflected in earnings in the consolidated statement of income (loss) for the year ended December 31, 2014.

Note 15 Pension, Postretirement and Postemployment Benefits

Pension Plans

In conjunction with our acquisition of Pool Energy Services Co. (“Pool”) in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan (the “Pool Pension Plan”). Benefits under the Pool Pension Plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998. The unfunded liability was $8.4 million and $9.1 million as of December 31, 2015 and 2014 and our net periodic benefit expense was $1.0 million, $0.3 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is presented.

Note 16 Related-Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $6.0 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2015 and 2014.

Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Historically, these transactions primarily related to our former equity method investment in Nabors Arabia. See Note 5 — Acquisitions. During 2015, we entered into a Transition Services Agreement with CJES, which concluded on December 31, 2015. Revenues from business transactions with these affiliated entities totaled $142.2 million, $227.5 million and $190.6 million for 2015, 2014 and 2013, respectively. Expenses from business transactions with these affiliated entities totaled $0.1 million for 2013. Additionally, we had accounts receivable from these affiliated entities of $24.1 million as of December 31, 2015, primarily related to CJES, and $80.7 million as of December 31, 2014, primarily related to Nabors Arabia. We had accounts payable to these affiliated entities of $40.0 million as of December 31, 2014 and long-term payables with these affiliated entities of $0.8 million as of December 31, 2014, which are included in other long-term liabilities.

In addition, Mr. Crane, an independent director, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2015, 2014 and 2013, we made payments for these services of $33.7 million, $89.1 million and $39.4 million, respectively. We had accounts payable to these CCG-related companies of $1.1 million and $3.9 million as of December 31, 2015 and 2014, respectively.

Note 17 Commitments and Contingencies

Commitments

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements.

The minimum rental commitments under non-cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2015, were as follows:

(In thousands)
2016	$10,642
2017	5,640
2018	3,054
2019	1,884
2020	1,090
Thereafter	6,830
$29,140

The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $24.6 million, $39.2 million and $40.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Minimum Volume Commitment

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. Our pipeline contractual commitments as of December 31, 2015 were as follows:

(In thousands)
2016	$6,568
2017	6,727
2018	6,996
2019	3,011
2020	—
Thereafter (1)	—
$23,302

(1)                                 Final commitment period is for the period ending October 2029. See Note 4—Assets Held for Sale and Discontinued Operations for additional discussion.

Employment Contracts

We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2015 were as follows:

(In thousands)
2016	$5,999
2017	4,227
2018	1,200
2019	300
2020	—
Thereafter	—
$11,726

Mr. Petrello has an employment agreement which was amended and restated effective January 1, 2013. The employment agreement provides for an initial term of five years, with automatic one-year extensions at the end of each term, subject to a 90-day notice of termination provided within the agreement.

•                  The employment agreement provides for an annual cash bonus targeted at base salary, with a cap of twice that amount, based on the achievement of certain financial and operational performance metrics and defined performance criteria.

•                  The employment agreement provides for long-term equity incentive awards. Mr. Petrello may receive restricted stock that may or may not vest depending upon the Company’s performance relative to a Performance Peer Group (as defined) over a three-year period (“TSR Shares”). The agreement provides that the target number of TSR Shares that will vest is valued at 150% of base salary, with a maximum number of TSR Shares valued at twice that amount.

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

During 2015, Mr. Petrello’s annual compensation package pursuant to his employment agreement, as amended, included $1.575 million in base salary and $1.6 million in cash bonus. The employment agreement also provides a quarterly deferred bonus of $0.3 million to his account under Nabors’ executive deferred compensation plan.

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

Mr. Restrepo’s employment agreement also provides for long-term equity incentive awards. Mr. Restrepo will receive awards of TSR Shares. The employment agreement provides that the target number of TSR Shares that will vest is valued at 100% of base salary, with a maximum number of TSR Shares valued at twice that amount. In addition, the employment agreement provides for long-term equity incentive awards in the form of restricted stock based upon the achievement of specific financial or operational objectives (“Performance Shares”). Once earned, Performance Shares are then subject to three-year vesting requirements. Performance Shares are targeted at 100% of base salary, with a maximum award of twice that amount, and are also subject to a minimum threshold before any amount can be earned.

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

On December 31, 2015, we entered into a third amendment to extend (1) Mr. Petrello’s amendment to his employment agreement to provide for a reduction in the annual rate of base salary to $1.575 million per year through June 30, 2016, and (2) Mr. Restrepo’s amendment to his employment agreement to provide for a reduction of his annual rate of base salary to $585,000 per year through June 30, 2016.

The reduction in base salaries of Messrs. Petrello and Restrepo was initially implemented in December 2014 for an interim 6-month period commencing January 1, 2015 and ending June 30, 2015 pursuant to a first amendment to the employment agreements, and was further extended for an additional 6-month period ending December 31, 2015 pursuant to a second amendment to the employment agreements, as part of an initiative to reduce costs in light of the decline in industry conditions and does not affect the calculation or payment of any ancillary benefits.

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

We have received an assessment from the Mexico federal tax authority in connection with our 2007 income tax return. The assessment relates to the denial of depreciation expense deductions related to drilling rigs. Similar deductions were taken for tax years 2008 - 2010. Although Nabors and its tax advisors believe these deductions are defensible, a partial reserve has been recorded. The total amounts assessed or expected to be assessed range from $25 million to $30 million. We have not changed our position to defend this issue, as we are confident that we will prevail in court. If we ultimately do not prevail, we would be required to recognize additional tax expense for any amount in excess of the current reserve.

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

As of December 31, 2015 and 2014, our self-insurance accruals totaled $165.9 million and $198.1 million, respectively, and our related insurance recoveries/receivables were $25.9 million and $39.9 million, respectively.

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

In 2009, the Court of Ouargla entered a judgment of approximately $13.6 million (at December 31, 2015 exchange rates) against us relating to alleged customs infractions in Algeria. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court (the “Supreme Court”). In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We again lodged an appeal to the Supreme Court, asserting the same challenges as before. While the appeal was pending, the Hassi Messaoud customs office initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. The customs authority demanded 50% of the total fine as a final settlement and seized additional funds of approximately $3.6 million. We have recorded a reserve in the amount of the posted security. The matter was heard by the Supreme Court on February 26, 2015, and on March 26, 2015, that court set aside the judgment of the Ouargla Court of Appeals and remanded the case to that court for further proceedings. A hearing was held on October 28, 2015 in the Ouargla Court of Appeals and on November 4, 2015, the court affirmed the Supreme Court’s decision that we were not guilty. We have filed an application to the Conseil d’Etat in an effort to recover amounts previously paid by us. A portion of those amounts has been returned, and our efforts to recover the additional $4.4 million continue.

In March 2011, the Court of Ouargla entered a judgment of approximately $26.7 million (at December 31, 2015 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $18.7 million in excess of amounts accrued.

In 2012, Nabors Global Holdings II Limited (“NGH2L”) signed a contract with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company. When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. We successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012. We completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction. The defendants made numerous jurisdictional challenges and on April 30, 2015, ERG filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Accordingly, the civil actions are currently subject to the bankruptcy stay and the claims in the suit are assets of the estate. Nabors is monitoring the bankruptcy proceeding closely to determine how it will affect the pending litigation. The lawsuit is stayed, pending further court actions, including appeals of the jurisdictional decisions. ERG retains its causes of action for monetary damages, but we believe the claims are foreclosed by the terms of the agreement and are without factual or legal merit. Although we are vigorously defending the lawsuit, its ultimate outcome cannot be determined at this time.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2016	2017	2018	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$237,484	$19	$—	$—	$237,503

Note 18 Earnings (Losses) Per Share

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

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
BASIC EPS:

Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(329,497)	$(669,265)	$158,341
Less: net (income) loss attributable to noncontrolling interest	(381)	(1,415)	(7,180)
Less: loss on redemption of subsidiary preferred stock	—	(1,688)	—
Less: (earnings) losses allocated to unvested shareholders	7,820	10,595	(1,277)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(322,058)	$(661,773)	$149,884
Income (loss) from discontinued operations, net of tax	$(42,797)	$21	$(11,179)

Weighted-average number of shares outstanding - basic	282,982	290,694	294,182

Earnings (losses) per share:
Basic from continuing operations	$(1.14)	$(2.28)	$0.51
Basic from discontinued operations	(0.15)	—	(0.04)
Total Basic	$(1.29)	$(2.28)	$0.47

DILUTED EPS:

Adjusted income (loss) from continuing operations, net of tax - basic	$(322,058)	$(661,773)	$149,884
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(322,058)	$(661,773)	$149,884
Income (loss) from discontinued operations, net of tax	$(42,797)	$21	$(11,179)

Weighted-average number of shares outstanding - basic	282,982	290,694	294,182
Add: dilutive effect of potential common shares	—	—	(2,410)
Weighted-average number of shares outstanding - diluted	282,982	290,694	296,592

Earnings (losses) per share:
Diluted from continuing operations	$(1.14)	$(2.28)	$0.51
Diluted from discontinued operations	(0.15)	—	(0.04)
Total Diluted	$(1.29)	$(2.28)	$0.47

For all periods presented, the computation of diluted earnings (losses) per Nabors’ share excludes outstanding stock options with exercise prices greater than the average market price of Nabors’ common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. For periods in which we experience a net loss from continuing operations, all potential common shares have been excluded from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive. The average number of options that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future was 9,459,147, 12,950,249 and 11,642,417 shares during 2015, 2014 and 2013, respectively. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options, such stock options will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities.

Note 19 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2015	2014
	(In thousands)
Accrued compensation	$120,204	$177,707
Deferred revenue	340,472	298,345
Other taxes payable	43,838	58,445
Workers’ compensation liabilities	37,459	37,459
Interest payable	62,776	63,532
Litigation reserves	27,097	23,681
Current liability to discontinued operations	5,197	19,602
Current deferred tax liability	—	3,677
Current liability to acquisition of KVS	22,278	22,278
Other accrued liabilities	27,292	23,278
	$686,613	$728,004

Investment income (loss) includes the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Interest and dividend income	$1,850	$6,267	$5,120
Gains (losses) on investments, net	458	5,564	91,457	(1)
	$2,308	$11,831	$96,577

(1)                                 Includes net gains of $2.5 million from our trading securities and $89.0 million realized gains from short-term and other long-term investments.

Other expense (income), net includes the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$(2,293)	$(8,830)	$13,624
Merger transaction (1)	(47,074)	—	—
Litigation expenses	8,194	8,880	11,684
Foreign currency transaction losses (gains)	392	1,019	6,219
Losses on debt buybacks	—	5,576	3,785
Other losses (gains)	1,609	2,428	2,665
	$(39,172)	$9,073	$37,977

(1)                                 Includes the settlement of certain working capital requirements, gain and transaction costs associated with the Merger. See Note 9—Investments in Unconsolidated Affiliates.

The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands(a))
As of January 1, 2014	$(2,419)	$71,742	$(4,075)	$150,892	$216,140
Other comprehensive income (loss) before reclassifications	—	(59,991)	(3,374)	(79,059)	(142,424)
Amounts reclassified from accumulated other comprehensive income (loss)	375	3,245	186	—	3,806
Net other comprehensive income (loss)	375	(56,746)	(3,188)	(79,059)	(138,618)
As of December 31, 2014	$(2,044)	$14,996	$(7,263)	$71,833	$77,522

(a)                                 All amounts are net of tax.

	Gains (losses) on cash flow hedges	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Foreign currency items	Total
	(In thousands(a))
As of January 1, 2015	$(2,044)	$14,996	$(7,263)	$71,833	$77,522
Other comprehensive income (loss) before reclassifications	—	(15,310)	—	(116,239)	(131,549)
Amounts reclassified from accumulated other comprehensive income (loss)	374	—	695	5,365	6,434
Net other comprehensive income (loss)	374	(15,310)	695	(110,874)	(125,115)
As of December 31, 2015	$(1,670)	$(314)	$(6,568)	$(39,041)	$(47,593)

(a)                                 All amounts are net of tax.

The line items that were reclassified to net income include the following:

	Year Ended December 31,
Line item in consolidated statement of income (loss)	2015	2014	2013
	(In thousands)
Investment income (loss)	$—	$4,635	$88,158
Impairments and other charges	—	6,972	—
Interest expense	613	614	613
General and administrative expenses (1)	1,104	303	991
Other expense (income), net	(5,365)	—	—
Total before tax	(7,082)	(3,254)	86,554
Tax expense (benefit)	(648)	552	2,080
Reclassification adjustment for (gains)/losses included in net income (loss)	$(6,434)	$(3,806)	$84,474

(1)                                 See Pension Footnote for net periodic pension cost.

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Cash paid for income taxes	$66,910	$166,660	$100,749
Cash paid for interest, net of capitalized interest	$168,979	$164,928	$239,637
Net change in accounts payable related to capital expenditures	$(59,565)	$28,011	$3,810
Acquisitions of businesses:
Fair value of assets acquired	$327,857	$59,195	$140,740
Goodwill	86,502	18,818	51,318
Liabilities assumed	(306,084)	(2,796)	(8,232)
Gain on acquisition	(2,308)	—	—
Future consideration (fair value)	—	(24,735)	(64,174)
Payments on future consideration	22,278	22,278	—
Cash paid for acquisitions of businesses	128,245	72,760	119,652
Cash acquired in acquisitions of businesses	(48,058)	(226)	(2,681)
Cash paid for acquisitions of businesses, net	$80,187	$72,534	$116,971

Note 20 Unaudited Quarterly Financial Information

	Year Ended December 31, 2015
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

Operating revenues	$1,414,707	$863,305	$847,553	$738,872
Income (loss) from continuing operations, net of tax	$124,362	$(41,890)	$(250,879)	$(161,090)
Income (loss) from discontinued operations, net of tax	(817)	5,025	(45,275)	(1,730)
Less: Net (income) loss attributable to noncontrolling interest	89	44	320	(834)
Net income (loss) attributable to Nabors	$123,634	$(36,821)	$(295,834)	$(163,654)

Earnings (losses) per share: (1)
Basic from continuing operations	$0.43	$(0.14)	$(0.86)	$(0.57)
Basic from discontinued operations	—	0.01	(0.16)	(0.01)
Total Basic	$0.43	$(0.13)	$(1.02)	$(0.58)

Diluted from continuing operations	$0.43	$(0.14)	$(0.86)	$(0.57)
Diluted from discontinued operations	(0.01)	0.01	(0.16)	(0.01)
Total Diluted	$0.42	$(0.13)	$(1.02)	$(0.58)

	Year Ended December 31, 2014
	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

Operating revenues	$1,589,618	$1,616,981	$1,813,762	$1,783,836
Income (loss) from continuing operations, net of tax	$48,977	$65,729	$102,430	$(886,401)
Income (loss) from discontinued operations, net of tax	1,515	(1,032)	4,005	(4,467)
Less: Net (income) loss attributable to noncontrolling interest	(573)	(253)	(387)	(202)
Net income (loss) attributable to Nabors	$49,919	$64,444	$106,048	$(891,070)

Earnings (losses) per share: (1)
Basic from continuing operations	$0.16	$0.21	$0.34	$(3.06)
Basic from discontinued operations	0.01	—	0.02	(0.02)
Total Basic	$0.17	$0.21	$0.36	$(3.08)

Diluted from continuing operations	$0.16	$0.21	$0.34	$(3.06)
Diluted from discontinued operations	—	—	0.01	(0.02)
Total Diluted	$0.16	$0.21	$0.35	$(3.08)

(1)                                 Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Note 21 Segment Information

At December 31, 2015, we conducted our Drilling & Rig Services business through four reportable operating segments: U.S., Canada, International and Rig Services. As a result of the Merger, the operating segments within the Completion & Production Services business reflect operating information through the closing date of the Merger. Our earnings (losses) from our equity method investment in CJES, subsequent to the closing date, are presented within the earnings (losses) from unconsolidated affiliates line in our consolidated statement of income (loss). Accordingly, our financial results of operations for the years ended December 31, 2014 and 2013 are not directly comparable with our financial results of operations for the year ended December 31, 2015.

The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on several criteria, including operating income (loss). As described in Note 2—Summary of Significant Accounting Policies, certain prior period amounts have been reclassified to conform to the current period presentation.

The following table sets forth financial information with respect to our reportable operating segments:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating revenues: (1)
Drilling & Rig Services:
U.S.	$1,256,989	$2,159,968	$1,914,786
Canada	137,494	335,192	361,676
International	1,862,393	1,624,259	1,459,223
Rig Services (2)	391,066	692,908	521,397
Subtotal Drilling & Rig Services	3,647,942	4,812,327	4,257,082

Completion & Production Services:
Completion Services	207,860	1,217,899	1,074,321
Production Services	158,512	1,033,538	1,009,214
Subtotal Completion & Production Services	366,372	2,251,437	2,083,535

Other reconciling items (3)	(149,877)	(259,567)	(188,602)
Total	$3,864,437	$6,804,197	$6,152,015

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Adjusted operating income (loss): (1) (4)
Drilling & Rig Services:
U.S.	87,051	370,173	315,496
Canada	(7,029)	52,468	61,193
International	308,262	243,975	172,792
Rig Services (2)	(12,641)	53,374	1,475
Subtotal Drilling & Rig Services	375,643	719,990	550,956

Completion & Production Services:
Completion Services	(55,243)	(15,540)	51,331
Production Services	(3,559)	93,414	102,130
Subtotal Completion & Production Services	(58,802)	77,874	153,461

Other reconciling items (5)	(159,880)	(193,565)	(146,237)
Total	156,961	604,299	558,180

Earnings (losses) from unconsolidated affiliates (6)	$(75,081)	$(6,301)	$39

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Reconciliation of adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total adjusted operating income (loss) (4)	$156,961	$604,299	$558,180
Earnings (losses) from unconsolidated affiliates (6)	(75,081)	(6,301)	39
Investment income (loss)	2,308	11,831	96,577
Interest expense	(181,928)	(177,948)	(223,418)
Impairments and other charges	(368,967)	(1,027,423)	(287,241)
Other, net	39,172	(9,073)	(37,977)
Income (loss) from continuing operations before income taxes	$(427,535)	$(604,615)	$106,160

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Depreciation and amortization (1)
Drilling & Rig Services:
U.S.	425,952	465,506	440,210
Canada	46,786	55,986	57,796
International	411,004	367,345	346,659
Rig Services (2)	33,619	33,559	32,029
Subtotal Drilling & Rig Services	917,361	922,396	876,694

Completion & Production Services:
Completion Services	27,133	109,917	109,242
Production Services	26,602	114,505	103,502
Subtotal Completion & Production Services	53,735	224,422	212,744

Other reconciling items (5)	(637)	(1,718)	(2,761)
Total	$970,459	$1,145,100	$1,086,677

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Capital expenditures and acquisitions of businesses: (7)
Drilling & Rig Services:
U.S.	224,819	839,536	644,792
Canada	24,167	49,317	59,386
International	578,896	788,748	248,980
Rig Services (2)	12,791	103,491	70,831
Subtotal Drilling & Rig Services	840,673	1,781,092	1,023,989
Completion & Production Services (8)	45,691	156,106	325,449
Other reconciling items (5)	36,872	(13,419)	16,556
Total	$923,236	$1,923,779	$1,365,994

	Year Ended December 31,
	2015	2014
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	3,654,216	4,184,854
Canada	371,151	615,269
International	4,108,416	3,766,925
Rig Services	430,319	549,622
Subtotal Drilling & Rig Services (9)	8,564,102	9,116,670
Completion & Production Services (8)	—	1,923,206
Investment in unconsolidated affiliates (10)	415,177	58,251
Other reconciling items (5)	558,561	764,796
Total	$9,537,840	$11,862,923

(1)                                 All periods present the operating activities of most of our wholly owned oil and gas businesses, aircraft logistics operations and construction services as discontinued operations.

(2)                                 Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)                                 Represents the elimination of inter-segment transactions.

(4)                                 Adjusted operating income (loss) is computed by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues. Adjusted operating income (loss) is a non-GAAP measure and should not be used in isolation or as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our operating segments and the consolidated company based on several criteria, including adjusted EBITDA and adjusted operating income (loss), because we believe that these financial measures accurately reflect our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(5)                                 Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

(6)                                 Represents our share of the net income (loss), as adjusted for our basis difference, of our unconsolidated affiliates accounted for by the equity method inclusive of $(81.3) million for the year ended December 31, 2015, related to our share of the net loss of CJES, which we report on a one-quarter lag.

(7)                                 Includes the total purchase price of acquisitions. No advances were made to our equity method investees during the years ended December 31, 2015, 2014 and 2013.

(8)                                 Reflects assets historically allocated to the Completion & Production Services business. Includes $10.2 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2014. These investments were included in the Completion & Production Service business that was merged with C&J Energy in March 2015.

(9)                                 Includes $0.9 million and $48.1 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2015 and 2014, respectively.

(10)                          Includes $415.2 million of investments in unconsolidated affiliates accounted for using the equity method as of December 31, 2015, including our investment in CJES.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating revenues
U.S.	$1,823,906	$4,701,122	$4,151,127
Outside the U.S.	2,040,531	2,103,075	2,000,888
	$3,864,437	$6,804,197	$6,152,015

Property, plant and equipment, net:
U.S.	$3,703,533	$5,205,296	$5,474,746
Outside the U.S.	3,324,269	3,393,829	3,123,067
	$7,027,802	$8,599,125	$8,597,813

Goodwill:
U.S.	$54,198	$146,310	$498,149
Outside the U.S.	112,461	27,618	14,815
	$166,659	$173,928	$512,964

Note 22 Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, its wholly-owned subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware is not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents condensed consolidating balance sheets as of December 31, 2015 and 2014, and statements of income (loss), statements of comprehensive income (loss) and the statements of cash flows for the years ended December 31, 2015, 2014 and 2013 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	December 31, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$873	$10	$253,647	$—	$254,530
Short-term investments	—	—	20,059	—	20,059
Assets held for sale	—	—	75,678	—	75,678
Accounts receivable, net	—	—	784,671	—	784,671
Inventory	—	—	153,824	—	153,824
Deferred income taxes	—	—	—	—	—
Other current assets	50	9,016	178,069	—	187,135
Total current assets	923	9,026	1,465,948	—	1,475,897
Property, plant and equipment, net	—	—	7,027,802	—	7,027,802
Goodwill	—	—	166,659	—	166,659
Intercompany receivables	139,366	11,000	1,260,310	(1,410,676)	—
Investment in consolidated
affiliates	4,183,362	4,973,327	1,284,225	(10,440,914)	—
Investment in unconsolidated
affiliates	—	—	415,177	—	415,177
Deferred tax assets	—	366,818	—	(366,818)	—
Other long-term assets	—	12,907	507,336	(67,938)	452,305
Total assets	$4,323,651	$5,373,078	$12,127,457	$(12,286,346)	$9,537,840

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	6,508	$—	$6,508
Trade accounts payable	71	3	271,910	—	271,984
Accrued liabilities	370	64,550	621,693	—	686,613
Income taxes payable	—	—	41,394	—	41,394
Total current liabilities	441	64,553	941,505	—	1,006,499
Long-term debt	—	3,723,138	—	(67,938)	3,655,200
Other long-term liabilities	—	35,086	517,861	—	552,947
Deferred income taxes	—	—	396,144	(366,818)	29,326
Intercompany payable	40,500	1,370,176	—	(1,410,676)	—
Total liabilities	40,941	5,192,953	1,855,510	(1,845,432)	5,243,972
Shareholders’ equity	4,282,710	180,125	10,260,789	(10,440,914)	4,282,710
Noncontrolling interest	—	—	11,158	—	11,158
Total equity	4,282,710	180,125	10,271,947	(10,440,914)	4,293,868
Total liabilities and equity	$4,323,651	$5,373,078	$12,127,457	$(12,286,346)	$9,537,840

	December 31, 2014
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,170	$7	$499,972	$—	$501,149
Short-term investments	—	—	35,020	—	35,020
Assets held for sale	—	—	146,467	—	146,467
Accounts receivable, net	—	—	1,517,503	—	1,517,503
Inventory	—	—	230,067	—	230,067
Deferred income taxes	—	—	118,230	—	118,230
Other current assets	50	5,242	188,146	—	193,438
Short-term intercompany note	—	880,820	—	(880,820)	—
Total current assets	1,220	886,069	2,735,405	(880,820)	2,741,874
Property, plant and equipment, net	—	30,330	8,568,795	—	8,599,125
Goodwill	—	—	173,928	—	173,928
Intercompany receivables	136,360	—	1,286,522	(1,422,882)	—
Investment in consolidated
affiliates	4,771,413	5,014,743	1,448,688	(11,234,844)	—
Investment in unconsolidated
affiliates	—	—	58,251	—	58,251
Deferred tax assets	—	294,655		(294,655)	—
Other long-term assets	—	13,279	316,906	(40,440)	289,745
Total assets	$4,908,993	$6,239,076	$14,588,495	$(13,873,641)	$11,862,923

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$6,190	$—	$6,190
Trade accounts payable	111	2	779,947	—	780,060
Accrued liabilities	263	64,390	663,351	—	728,004
Income taxes payable	—	—	53,221	—	53,221
Short-term intercompany note	—	—	880,820	(880,820)	—
Total current liabilities	374	64,392	2,383,529	(880,820)	1,567,475
Long-term debt	—	4,372,280	—	(40,440)	4,331,840
Other long-term liabilities	—	35,480	566,336	—	601,816
Deferred income taxes	—	—	737,658	(294,655)	443,003
Intercompany payable	—	1,422,882	—	(1,422,882)	—
Total liabilities	374	5,895,034	3,687,523	(2,638,797)	6,944,134
Shareholders’ equity	4,908,619	344,042	10,890,802	(11,234,844)	4,908,619
Noncontrolling interest	—	—	10,170	—	10,170
Total equity	4,908,619	344,042	10,900,972	(11,234,844)	4,918,789
Total liabilities and equity	$4,908,993	$6,239,076	$14,588,495	$(13,873,641)	$11,862,923

Condensed Consolidating Statements of Income (Loss)

Year Ended December 31, 2015

	Nabors (Parent/ Guarantor)	Nabors Delaware (Issuer/ Guarantor)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$3,864,437	$—	$3,864,437
Earnings (losses) from unconsolidated affiliates	—	—	(75,081)	—	(75,081)
Earnings (losses) from consolidated affiliates	(351,407)	(41,826)	(164,697)	557,930	—
Investment income (loss)	—	584	11,666	(9,942)	2,308
Intercompany interest income	—	6,452	—	(6,452)	—
Total revenues and other income	(351,407)	(34,790)	3,636,325	541,536	3,791,664

Costs and other deductions:
Direct costs	—	—	2,371,436	—	2,371,436
General and administrative expenses	8,768	1	316,119	(560)	324,328
Research and Engineering	—	—	41,253	—	41,253
Depreciation and amortization	—	705	969,754	—	970,459
Interest expense	(1)	201,364	(19,435)	—	181,928
Impairments and other charges	—	—	368,967	—	368,967
Other, net	12,469	—	(52,201)	560	(39,172)
Intercompany interest expense	32	—	6,420	(6,452)	—
Total costs and other deductions	21,268	202,070	4,002,313	(6,452)	4,219,199

Income from continuing operations before income taxes	(372,675)	(236,860)	(365,988)	547,988	(427,535)
Income tax expense (benefit)	—	(72,163)	(25,875)	—	(98,038)
Income (loss) from continuing operations, net of tax	(372,675)	(164,697)	(340,113)	547,988	(329,497)
Income (loss) from discontinued operations, net of tax	—	—	(42,797)	—	(42,797)
Net income (loss)	(372,675)	(164,697)	(382,910)	547,988	(372,294)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(381)	—	(381)
Net income (loss) attributable to Nabors	$(372,675)	$(164,697)	$(383,291)	$547,988	$(372,675)

Year Ended December 31, 2014

		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$6,804,197	$—	$6,804,197
Earnings (losses) from unconsolidated affiliates	—	—	(6,301)	—	(6,301)
Earnings (losses) from consolidated affiliates	(653,124)	(120,996)	(250,365)	1,024,485	—
Investment income (loss)	—	1,869	16,265	(6,303)	11,831
Intercompany interest income	—	2,415	336	(2,751)	—
Total revenues and other income	(653,124)	(116,712)	6,564,132	1,015,431	6,809,727

Costs and other deductions:
Direct costs	—	—	4,505,064	—	4,505,064
General and administrative expenses	9,531	8,001	483,091	(587)	500,036
Research and engineering	—	—	49,698	—	49,698
Depreciation and amortization	—	3,608	1,141,492	—	1,145,100
Interest expense	—	198,246	(20,298)	—	177,948
Impairments and other charges	—	—	1,027,423	—	1,027,423
Other, net	7,668	(223)	1,041	587	9,073
Intercompany interest expense	336	—	2,415	(2,751)	—
Total costs and other deductions	17,535	209,632	7,189,926	(2,751)	7,414,342

Income from continuing operations before income taxes	(670,659)	(326,344)	(625,794)	1,018,182	(604,615)
Income tax expense (benefit)	—	(75,979)	138,645	—	62,666
Subsidiary preferred stock dividend	—	—	1,984	—	1,984
Income (loss) from continuing operations, net of tax	(670,659)	(250,365)	(766,423)	1,018,182	(669,265)
Income (loss) from discontinued operations, net of tax	—	—	21	—	21
Net income (loss)	(670,659)	(250,365)	(766,402)	1,018,182	(669,244)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(1,415)	—	(1,415)
Net income (loss) attributable to Nabors	$(670,659)	$(250,365)	$(767,817)	$1,018,182	$(670,659)

Year Ended December 31, 2013

		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$6,152,015	$—	$6,152,015
Earnings (losses) from unconsolidated affiliates	—	—	39	—	39
Earnings (losses) from consolidated affiliates	158,445	191,821	(92,137)	(258,129)	—
Investment income (loss)	1	75	101,047	(4,546)	96,577
Intercompany interest income	—	92	—	(92)	—
Total revenues and other income	158,446	191,988	6,160,964	(262,767)	6,248,631

Costs and other deductions:
Direct costs	—	—	3,981,828	—	3,981,828
General and administrative expenses	11,111	796	468,560	(577)	479,890
Research and engineering	—	—	45,440	—	45,440
Depreciation and amortization	—	3,610	1,083,067	—	1,086,677
Interest expense	—	234,512	(11,094)	—	223,418
Impairments and other charges	—	—	287,241	—	287,241
Other, net	7,353	211,976	(181,929)	577	37,977
Intercompany interest expense	—	—	92	(92)	—
Total costs and other deductions	18,464	450,894	5,673,205	(92)	6,142,471

Income from continuing operations before income taxes	139,982	(258,906)	487,759	(262,675)	106,160
Income tax expense (benefit)	—	(166,769)	111,588	—	(55,181)
Subsidiary preferred stock dividend	—	—	3,000	—	3,000
Income (loss) from continuing operations, net of tax	139,982	(92,137)	373,171	(262,675)	158,341
Income (loss) from discontinued operations, net of tax	—	—	(11,179)	—	(11,179)
Net (income) loss	139,982	(92,137)	361,992	(262,675)	147,162
Less: Net (income) loss attributable to noncontrolling interest	—	—	(7,180)	—	(7,180)
Net income (loss) attributable to Nabors	$139,982	$(92,137)	$354,812	$(262,675)	$139,982

Condensed Consolidating Statements of Comprehensive Income (Loss)

Year Ended December 31, 2015

		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Net income (loss) attributable to Nabors	$(372,675)	$(164,697)	$(383,291)	$547,988	$(372,675)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors:
Unrealized loss on translation adjustment	(116,239)	67	(116,172)	116,105	(116,239)
Less: reclassification adjustment for realized loss on translation adjustment	5,365	—	5,365	(5,365)	5,365
Translation adjustment attributable to Nabors	(110,874)	67	(110,807)	110,740	(110,874)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(15,310)	—	(15,310)	15,310	(15,310)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(15,310)	—	(15,310)	15,310	(15,310)
Pension liability amortization and adjustment	1,104	1,104	2,208	(3,312)	1,104
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613	(1,226)	613
Other comprehensive income (loss) before tax	(124,467)	1,784	(123,296)	121,512	(124,467)
Income tax expense (benefit) related to items of other comprehensive income (loss)	648	648	1,056	(1,704)	648
Other comprehensive income (loss), net of tax	(125,115)	1,136	(124,352)	123,216	(125,115)
Comprehensive income (loss) attributable to Nabors	(497,790)	(163,561)	(507,643)	671,204	(497,790)
Net income (loss) attributable to noncontrolling interest	—	—	381	—	381
Translation adjustment attributable to noncontrolling interest	—	—	(1,461)	—	(1,461)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(1,080)	—	(1,080)
Comprehensive income (loss)	$(497,790)	$(163,561)	$(508,723)	$671,204	$(498,870)

Year Ended December 31, 2014

		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Net income (loss) attributable to Nabors	$(670,659)	$(250,365)	$(767,817)	$1,018,182	$(670,659)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(79,059)	1,583	(79,174)	77,591	(79,059)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(59,932)	156	(59,776)	59,620	(59,932)
Less: reclassification adjustment for (gains) losses included in net income (loss)	2,337	(2,395)	(58)	2,453	2,337
Unrealized gains (losses) on marketable securities	(57,595)	(2,239)	(59,834)	62,073	(57,595)
Pension liability amortization and adjustment	(5,050)	(5,050)	(10,100)	15,150	(5,050)
Unrealized gains (losses) and amortization on cash flow hedges	612	612	612	(1,224)	612
Other comprehensive income (loss) before tax	(141,092)	(5,094)	(148,496)	153,590	(141,092)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,474)	(2,474)	(5,187)	7,661	(2,474)
Other comprehensive income (loss), net of tax	(138,618)	(2,620)	(143,309)	145,929	(138,618)
Comprehensive income (loss) attributable to Nabors	(809,277)	(252,985)	(911,126)	1,164,111	(809,277)
Net income (loss) attributable to noncontrolling interest	—	—	1,415	—	1,415
Translation adjustment attributable to noncontrolling interest	—	—	(1,017)	—	(1,017)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	398	—	398
Comprehensive income (loss)	$(809,277)	$(252,985)	$(910,728)	$1,164,111	$(808,879)

Year Ended December 31, 2013

		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Net income (loss) attributable to Nabors	$139,982	$(92,137)	$354,812	$(262,675)	$139,982
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(65,447)	87	(65,357)	65,270	(65,447)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	23,007	98	23,105	(23,203)	23,007
Less: reclassification adjustment for (gains) losses included in net income (loss)	(88,158)	(7,114)	(95,272)	102,386	(88,158)
Unrealized gains (losses) on marketable securities	(65,151)	(7,016)	(72,167)	79,183	(65,151)
Pension liability amortization and adjustment	5,916	5,916	11,832	(17,748)	5,916
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613	(1,226)	613
Other comprehensive income (loss) before tax	(124,069)	(400)	(125,079)	125,479	(124,069)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(66)	(66)	(370)	436	(66)
Other comprehensive income (loss), net of tax	(124,003)	(334)	(124,709)	125,043	(124,003)
Comprehensive income (loss) attributable to Nabors	15,979	(92,471)	230,103	(137,632)	15,979
Net income (loss) attributable to noncontrolling interest	7,180	—	7,180	(7,180)	7,180
Translation adjustment attributable to noncontrolling interest	(932)	—	(932)	932	(932)
Comprehensive income (loss) attributable to noncontrolling interest	6,248	—	6,248	(6,248)	6,248
Comprehensive income (loss)	$22,227	$(92,471)	$236,351	$(143,880)	$22,227

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2015

		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$39,478	$(217,685)	$1,066,026	$(31,263)	$856,556
Cash flows from investing activities:
Purchases of investments	—	—	(9)	—	(9)
Sales and maturities of investments	—	—	961	—	961
Cash paid for acquisitions of businesses, net	—	—	(80,187)	—	(80,187)
Investments in unconsolidated affiliates	—	—	(445)	—	(445)
Capital expenditures	—	—	(867,106)	—	(867,106)
Proceeds from sales of assets and insurance claims	—	—	68,206	—	68,206
Proceeds from merger transaction	5,500	646,078	(1,528)		650,050
Change in intercompany balances	—	135,518	(135,518)	—	—
Other Changes in Investing	—	—	1,081	—	1,081
Net cash provided by (used for) investing activities	5,500	781,596	(1,014,545)	—	(227,449)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	645	—	645
Debt issuance costs	—	(1,847)	—	—	(1,847)
Reduction in revolving credit facilities	—	(450,000)	—	—	(450,000)
Proceeds from (payments for) issuance of common shares	1,296	—	—	—	1,296
Repurchase of common shares	—	—	(99,598)	—	(99,598)
Reduction in long-term debt	—	—	(27,478)	—	(27,478)
Dividends to shareholders	(79,304)	—	—	9,941	(69,363)
Proceeds from (payment for) commercial paper, net	—	(525,119)	—	—	(525,119)
Proceeds from term loan	—	625,000	—	—	625,000
Payments on term loan	—	(300,000)	—	—	(300,000)
Cash proceeds from noncontrolling Interest	—		3,972	—	3,972
Proceeds (issuance) of intercompany debt	67,500	88,058	(155,558)	—	—
Paydown of intercompany debt	(27,000)	—	27,000	—	—
Payments on parent (Equity or N/P)	—	—	(21,322)	21,322	—
Other Changes	(7,767)	—	318	—	(7,449)
Net cash (used for) provided by financing activities	(45,275)	(563,908)	(272,021)	31,263	(849,941)
Effect of exchange rate changes on cash and cash equivalents	—	—	(25,785)	—	(25,785)
Net increase (decrease) in cash and cash equivalents	(297)	3	(246,325)	—	(246,619)
Cash and cash equivalents, beginning of period	1,170	7	499,972	—	501,149
Cash and cash equivalents, end of period	$873	$10	$253,647	$—	$254,530

Year Ended December 31, 2014

		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$26,943	$(71,982)	$1,816,831	$10,119	$1,781,911
Cash flows from investing activities:
Purchases of investments	—	—	(319)	—	(319)
Sales and maturities of investments	—	—	23,992	—	23,992
Proceeds from sales of assets and insurance claims	—	—	156,761	—	156,761
Cash paid for acquisitions of businesses, net	—	—	(72,534)	—	(72,534)
Proceeds from sale of unconsolidated affiliate	—	—	750	—	750
Other Changes in Investing	—	—	(1,879)	—	(1,879)
Investments in unconsolidated affiliates	—	—	(2,365)	—	(2,365)
Change in intercompany balances	—	(418,315)	418,315	—	—
Capital expenditures	—	—	(1,821,315)	—	(1,821,315)
Net cash provided by (used for) investing activities	—	(418,315)	(1,298,594)	—	(1,716,909)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(6,151)	—	(6,151)
Proceeds from revolving credit facilities	—	450,000	15,000	—	465,000
Reduction in revolving credit facilities	—	(170,000)	(60,932)	—	(230,932)
Proceeds (reductions) in commercial paper	—	203,275	—	—	203,275
Redemption of subsidiary Preferred Shares	—	—	(70,875)	—	(70,875)
Proceeds from (payments for) issuance of parent common shares to affiliates	16,424	—	—	(16,424)	—
Treasury stock transactions, net	—	—	(250,037)	—	(250,037)
Proceeds from issuance of Parent common shares	30,263	—	—	—	30,263
Proceeds (Issuance) of Intercompany Debt	55,000	—	(55,000)	—	—
Paydown of Intercompany Debt	(55,000)	—	55,000	—	—
Cash dividends paid	(65,450)	—	—	6,305	(59,145)
Other Changes	(7,740)	—	(3,810)	—	(11,550)
Net cash (used for) provided by financing activities	(26,503)	483,275	(376,805)	(10,119)	69,848
Effect of exchange rate changes on cash and cash equivalents	—	—	(23,616)	—	(23,616)
Net increase (decrease) in cash and cash equivalents	440	(7,022)	117,816	—	111,234
Cash and cash equivalents, beginning of period	730	7,029	382,156	—	389,915
Cash and cash equivalents, end of period	$1,170	$7	$499,972	$—	$501,149

Year Ended December 31, 2013

		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$16,746	$(157,952)	$1,531,902	$27,527	$1,418,223
Cash flows from investing activities:
Purchases of investments	—	—	—	—	—
Sales and maturities of investments	—	—	164,510	—	164,510
Proceeds from sale of unconsolidated affiliates	—	—	12,640	—	12,640
Cash paid for acquisition of businesses, net	—	—	(116,971)	—	(116,971)
Investment in unconsolidated affiliates	—	—	(5,967)	—	(5,967)
Capital expenditures	—	—	(1,178,205)	—	(1,178,205)
Proceeds from sales of assets and insurance claims	—	—	308,538	—	308,538
Cash paid for investments in consolidated affiliates	(100)	(772,000)	(1,544,000)	2,316,100	—
Other	—	—	(13)	—	(13)
Changes in intercompany balances	—	748,537	(748,537)	—	—
Net cash provided by (used for) investing activities	(100)	(23,463)	(3,108,005)	2,316,100	(815,468)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(4,421)	—	(4,421)
Proceeds from issuance of long-term debt	—	698,434	319	—	698,753
Debt issuance costs	—	(4,500)	—	—	(4,500)
Proceeds from (payments for) issuance of common shares	37,455	—	—	(32,072)	5,383
Reduction in long-term debt	—	(994,112)	(69)	—	(994,181)
Dividends to shareholders	(51,713)	—	—	4,545	(47,168)
Proceeds (reductions) in commercial paper, net	—	329,844	—	—	329,844
Reduction in revolving credit facilities	—	(720,000)	—	—	(720,000)
Proceeds from parent contributions	—	772,000	1,544,100	(2,316,100)	—
Other	(3,296)	—	10,000	—	6,704
Net cash (used for) provided by financing activities	(17,554)	81,666	1,549,929	(2,343,627)	(729,586)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8,176)	—	(8,176)
Net increase (decrease) in cash and cash equivalents	(908)	(99,749)	(34,350)	—	(135,007)
Cash and cash equivalents, beginning of period	1,639	106,778	416,505	—	524,922
Cash and cash equivalents, end of period	$731	$7,029	$382,155	$—	$389,915

Note 23 Subsequent Events

On February 19, 2016, our Board declared a cash dividend of $0.06 per common share, which will be paid on March 31, 2016 to shareholders of record at the close of business on March 10, 2016.

Subsequent to December 31, 2015 through the date of this annual report, 0.3 million of our common shares have been repurchased by us and held by our subsidiaries in Bermuda for approximately $1.7 million. We have $298.7 million that remains authorized under the $400 million share repurchase program authorized by our Board that may be used to repurchase shares. Additionally, we repurchased $120.1 million aggregate principal amount of our senior notes for approximately $117.1 million in cash, reflecting principal, accrued and unpaid interest between January 1, 2016 and the date of this annual report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. We have investments in certain unconsolidated entities that we do not control or manage. Because we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2016 annual general meeting of shareholders under the captions “Election of Directors”, “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

We have adopted a Code of Business Conduct (the “Code”) that applies to all directors, employees, including our principal executive officer and principal financial and accounting officer. The Code satisfies the SEC’s definition of a “Code of Ethics” and is posted on our website at www.nabors.com. We intend to disclose on our website any amendments to the Code and any waivers of the Code that apply to our principal executive officer, principal financial officer, or principal accounting officer.

On July 1, 2015, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the Exchange’s Listed Company Manual.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2016 annual general meeting of shareholders under the caption “Executive Compensation” and except as specified in the following sentence, is incorporated into this document by reference. Information in Nabors’ 2015 Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We maintain three different equity compensation plans: 1999 Stock Option Plan for Non-Employee Directors, 2003 Employee Stock Plan and 2013 Stock Plan pursuant to which we may grant equity awards to eligible persons. The terms of our equity compensation plans are described more fully below.

The following table gives information about these equity compensation plans as of December 31, 2015:

	(a)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	( c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,058,523	$12.35	2,026,110
Equity compensation plans not approved by security holders	239,297	$15.19	1,316,703
Total	5,297,820		3,342,813

(1)           The 2003 Employee Stock Plan provided, commencing on June 1, 2006 and expiring January 1, 2011, on each January 1 for an automatic increase in the number of shares reserved and available for issuance under the Plan by an amount equal to two percent (2%) of the Company’s outstanding common shares as of each June 1 or January 1. Effective June 3, 2013, no new awards could be granted under this plan, but there are outstanding awards that were granted before this date.

Following is a brief summary of the material terms of the plans that have not been approved by our shareholders. Unless otherwise indicated, (1) each plan is administered by an independent committee appointed by the Company’s Board; (2) the exercise price of options granted under each plan must be no less than 100% of the fair market value per common share on the date of the grant of the option; (3) the term of an award granted under each plan may not exceed 10 years; (4) options granted under the plan are nonstatutory options (“NSOs”) not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “IRC”); and (5) unless otherwise determined by the committee in its discretion, options may not be exercised after the optionee has ceased to be employed by the Company.

1999 Stock Option Plan for Non-Employee Directors

The plan reserves for issuance up to 3,000,000 common shares of the Company pursuant to the exercise of options granted under the plan. The plan is administered by the Board or a committee appointed by the Board. Eligible directors may not consider or vote on the administration of the plan or serve as a member of the committee. Options may be granted under the plan to non-employee directors of the Company. Options vest and become non-forfeitable on the first anniversary of the option grant if the optionee has continued to serve as a director until that day, unless otherwise provided. In the event of termination of an optionee’s service as a director by reason of voluntary retirement, declining to stand for re-election or becoming a full-time employee of the Company or a subsidiary of the Company, all unvested options granted under the plan automatically expire and are not exercisable, and all unexercised options continue to be exercisable until their stated expiration date. In the event of death or disability of an optionee while the optionee is a director, the then-outstanding options of such optionee become exercisable for two years from the date of the death or disability. All unvested options automatically vest and become non-forfeitable as of the date of death or disability and become exercisable for two years from the date of the death of the optionee or until the stated expiration date, whichever is earlier. In the event of the termination of an optionee’s service as a director by the Board for cause or the failure of such director to be re-elected, the administrator of the plan in its sole discretion can cancel the then-outstanding options of the optionee, including options that have vested, and those options automatically expire and become non-exercisable on the effective date of the termination.

The remainder of the information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2016 annual general meeting of shareholders under the caption “Share Ownership of Management and Principal Shareholders” and is incorporated into this document by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2016 annual general meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated into this document by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2016 annual general meeting of shareholders under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as part of this annual report:

(1)                                 Financial Statements

(2)                                 Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts	118

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ ANTHONY G. PETRELLO
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	February 26, 2016
Anthony G. Petrello

/s/ WILLIAM RESTREPO
William Restrepo	Chief Financial Officer	February 26, 2016

/s/ JAMES R. CRANE
James R. Crane	Director	February 26, 2016

/s/ MICHAEL C. LINN
Michael C. Linn	Director	February 26, 2016

/s/ JOHN P. KOTTS
John P. Kotts	Director	February 26, 2016

/s/ DAG SKATTUM
Dag Skattum	Director	February 26, 2016

/s/ JOHN YEARWOOD
John Yearwood	Director	February 26, 2016

/s/ W. HOWARD WOLF
W. Howard Wolf	Director	February 26, 2016

Exhibit Index

Exhibit No.	Description
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

2.7

Amendment No. 1, dated as of February 6, 2015, to the Separation Agreement, dated as of June 25, 2014, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on February 9, 2015).

2.8

Amendment No. 1, dated as of February 6, 2015, by and among Nabors Industries Ltd., Nabors Red Lion Limited, C&J Energy Services, Inc., Nabors CJ Merger Co. and CJ Holding Co., to the Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on February 9, 2015).

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

Exhibit No.	Description
4.7(a)

Amendment No. 1, dated as of April 4, 2013, to the Rights Agreement, dated as of July 16, 2012, between Nabors Industries Ltd. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-32657) filed with the SEC on April 4, 2013).

4.7(b)

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

4.9

Registration Rights Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated by reference to Exhibit 10.4 to our Form 8-K (File No. 001-32657) filed with the SEC on March 30, 2015).

10.1(+)

Executive Employment Agreement, by and among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo, effective as of March 31, 2014 (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on March 4, 2014).

10.1(a)(+)

First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on December 19, 2014).

10.1(b)(+)	Form of TSR Stock Grant Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-32657) filed with the SEC on May 9, 2014).
10.1(c)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-32657) filed with the SEC on May 9, 2014).

10.1(d)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-326571) filed with the SEC on May 9, 2014).

10.1(e)(+)

Second Amendment to Executive Employment Agreement, dated as of June 5, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on June 8, 2015).

10.1(f)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

10.2(+)

Executive Employment Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello, effective as of January 1, 2013 (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

10.2(a)(+)

First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 19, 2014).

10.2(b)(+)

Termination Agreement, by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello effective December 31, 2012 and relating to Mr. Petrello’s Employment Agreement, effective as of April 1, 2009 (incorporated by reference to Exhibit 99.2 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

10.2(c)(+)

Stock Bonus Agreement, dated as of March 7, 2013 among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.3 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

10.2(d)(+)

Second Amendment to Executive Employment Agreement, dated as of June 5, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on June 8, 2015).

10.2(e)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

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

10.4(a)(+)	Form of Stock Option Agreement—Others, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(a) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).
10.4(b)(+)	Form of Restricted Stock Agreement—Others, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(b) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).
10.4(c)(+)	Form of Restricted Stock Agreement—Directors, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(c) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).
10.4(d)(+)

Form of TSR Stock Grant Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(d) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.4(e)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(e) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.4(f)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(f) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.5(+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).
10.5(a)(+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).
10.5(b)(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.5(c)(+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.6(+)	2003 Employee Stock Plan (incorporated by reference to Annex D of our Proxy Statement (File No. 000- 49887) filed with the SEC on May 8, 2003).
10.6(a)(+)	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to our Form 10-Q (File No. 000-49887) filed with the SEC on August 3, 2005).
10.6(b)(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).
10.7(+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries, Inc.’s Registration Statement on Form S-8 (File No. 333-11313) filed with the SEC on September 3, 1996).
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

10.10(a)(+)

Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-09245) filed with the SEC on March 19, 2002).

10.10(b)(+)

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

Exhibit No.	Description
10.11(a)

Amendment No. 1, dated as of July 14, 2015, to Credit Agreement, dated as of November 29, 2012, among Nabors Industries, Inc. as US borrower, Nabors Canada as Canadian borrower, Nabors Industries Ltd. as guarantor, HSBC Bank Canada as Canadian lender, the other lenders party thereto, Mizuho Corporate Bank, Ltd. and HSBC Bank USA, N.A. as documentation agents, HSBC Bank USA, N.A. as syndication agent and Citibank, N.A. as administrative agent for the US lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 15, 2015).

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

10.15

Term Loan Agreement, dated as of February 6, 2015, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, the lenders party thereto, HSBC Bank USA, N.A. and Wells Fargo Bank, N.A., as documentation agents, Mizuho Bank, Ltd., as syndication agent and Citibank, N.A, as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-32657) filed with the SEC on February 9, 2015).

10.16

Employee Benefits Agreement, dated as of March 24, 2015, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on March 30, 2015).

10.17

Tax Matters Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on March 30, 2015).

10.18

Global Alliance Agreement, dated as of March 24, 2015, by and between C&J Energy Services Ltd. and Nabors Industries Ltd (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-32657) filed with the SEC on March 30, 2015).

10.19

Transition Services Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited, for the provision of services to Nabors Red Lion Limited by Nabors Industries Ltd. (incorporated by reference to Exhibit 10.5 to our Form 8-K (File No. 001-32657) filed with the SEC on March 30, 2015).

10.20

Transition Services Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited, for the provision of services to Nabors Industries Ltd. by Nabors Red Lion Limited (incorporated by reference to Exhibit 10.6 to our Form 8-K (File No. 001-32657) filed with the SEC on March 30, 2015).

10.21

Term Loan Agreement, dated as of September 29, 2015, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, the lenders party thereto, Mizuho Bank, Ltd., as documentation agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as syndication agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on October 1, 2015).

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

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.LAB	XBRL Label Linkbase Document*

Exhibit No.	Description
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*                                         Filed herewith.

(+)                                 Management contract or compensatory plan or arrangement.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2015, 2014 and 2013

	Balance at Beginning of Period	Charged to Costs and Other Deductions	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
2015
Allowance for doubtful accounts	$23,545	36,720	(288)	(15,424)	$44,553
Inventory reserve	$45,141	9,485	—	(7,813)	$46,813
Valuation allowance on deferred tax assets	$1,537,507	—	22,655	—	$1,560,162
2014
Allowance for doubtful accounts	$27,134	(802)	(52)	(2,735)	$23,545
Inventory reserve	$6,801	43,076	—	(4,736)	$45,141
Valuation allowance on deferred tax assets	$1,547,441	—	(9,934)	—	$1,537,507
2013
Allowance for doubtful accounts	$32,847	(1,880)	(294)	(3,539)	$27,134
Inventory reserve	$6,645	3,270	(366)	(2,748)	$6,801
Valuation allowance on deferred tax assets	$1,520,852	—	26,589	—	$1,547,441