Form 10-K/A
period 2015-12-31
NABORS INDUSTRIES LTD
filed 2016-04-04
CIK 1163739

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

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

NABORS INDUSTRIES LTD.

Form 10-K/A

For the Year Ended December 31, 2015

Explanatory Note

This Amendment No.1 on Form 10-K/A is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission on February 26, 2016 (the “Original Filing”). We are filing this amendment to present separate audited financial statements for C&J Energy Services, Ltd. (“C&J Energy”), a non-consolidated subsidiary, as of and for the year ended December 31, 2015 that we determined were required pursuant to Regulation S-X, Rule 3-09, “Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons.”  The audited financial statements of C&J Energy were not available for inclusion with our Original Filing. These financial statements were required to be filed within 60 days of C&J Energy’s fiscal year end.  However, such financial statements were included in C&J Energy’s Form 10-K, which was filed on February 29, 2016 and accordingly made publicly available to investors as of such date.  We filed our Form 10-K with the SEC on February 26, 2016, in advance of C&J Energy’s annual report filing, and record our equity method investment in C&J Energy on a quarter-lag basis. We included summarized financial information of C&J Energy for the applicable period in Note 9 to our audited consolidated financial statements. The audited financial statements of C&J Energy as of and for the year ended December 31, 2015 are incorporated by reference to Item 8 of the Annual Report on Form 10-K of C&J Energy for the year ended December 31, 2015 (File No. 000-55404).

Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred on a date subsequent to the date of the Original Filing.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as part of this annual report:

(1)                                 Financial Statements

Page No.
Consolidated Balance Sheets as of December 31, 2015 and 2014	*
Consolidated Statement of Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013	*
Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013	*
Consolidated Statement of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	*
Consolidated Statement of Changes in Equity for the Years Ended December 31, 2015, 2014 and 2013	*

(2)                                 Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts	*

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

Exhibit No.	Description
3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 3, 2012).
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

Exhibit No.	Description
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

10.5(+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).
10.5(a)(+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).
10.5(b)(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.5(c)(+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.6(+)	2003 Employee Stock Plan (incorporated by reference to Annex D of our Proxy Statement (File No. 000- 49887) filed with the SEC on May 8, 2003).
10.6(a)(+)	First Amendment to 2003 Employee Stock Plan (incorporated by reference to Exhibit 4.1 to our Form 10-Q (File No. 000-49887) filed with the SEC on August 3, 2005).
10.6(b)(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).

Exhibit No.	Description
10.7(+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries, Inc.’s Registration Statement on Form S-8 (File No. 333-11313) filed with the SEC on September 3, 1996).
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

Exhibit No.	Description
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

14	Code of Business Conduct (incorporated by reference to Exhibit 14 to our Form 10-K (File No. 000- 49887) filed with the SEC on March 15, 2004).
21	Significant Subsidiaries.**
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP—Houston.**
23.2	Consent of Independent Registered Public Accounting Firm—KMPG LLP—Houston.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer**
31.1(a)	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer**
31.2(a)	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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

Date: April 1, 2016