Form 10-Q
period 2016-03-31
NABORS INDUSTRIES LTD
filed 2016-05-03
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

YES ☐  NO ☒

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of April 29, 2016 was 281,909,668, excluding 49,672,636 common shares held by our subsidiaries, or 331,582,304 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$200,674	$254,530
Short-term investments	20,827	20,059
Assets held for sale	80,100	75,678
Accounts receivable, net	594,506	784,671
Inventory	153,837	153,824
Other current assets	209,443	187,135
Total current assets	1,259,387	1,475,897
Property, plant and equipment, net	6,942,315	7,027,802
Goodwill	167,217	166,659
Investment in unconsolidated affiliates	94,657	415,177
Other long-term assets	486,755	452,305
Total assets	$8,950,331	$9,537,840
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$5,880	$6,508
Trade accounts payable	250,078	271,984
Accrued liabilities	572,025	686,613
Income taxes payable	43,285	41,394
Total current liabilities	871,268	1,006,499
Long-term debt	3,584,402	3,655,200
Other long-term liabilities	565,086	552,947
Deferred income taxes	13,378	29,326
Total liabilities	5,034,134	5,243,972
Commitments and contingencies (Note 8)
Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 331,675 and 330,526, respectively	332	331
Capital in excess of par value	2,497,283	2,493,100
Accumulated other comprehensive income (loss)	(13,264)	(47,593)
Retained earnings	2,715,918	3,131,134
Less: treasury shares, at cost, 49,673 and 49,342 common shares, respectively	(1,295,949)	(1,294,262)
Total shareholders’ equity	3,904,320	4,282,710
Noncontrolling interest	11,877	11,158
Total equity	3,916,197	4,293,868
Total liabilities and equity	$8,950,331	$9,537,840

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$597,571	$1,414,707
Earnings (losses) from unconsolidated affiliates	(167,151)	6,502
Investment income (loss)	343	969
Total revenues and other income	430,763	1,422,178

Costs and other deductions:
Direct costs	365,023	919,610
General and administrative expenses	62,334	115,430
Research and engineering	8,162	11,703
Depreciation and amortization	215,818	281,019
Interest expense	45,730	46,601
Other, net	182,404	(55,842)
Total costs and other deductions	879,471	1,318,521
Income (loss) from continuing operations before income taxes	(448,708)	103,657
Income tax expense (benefit):
Current	14,825	47,349
Deferred	(66,889)	(68,054)
Total income tax expense (benefit)	(52,064)	(20,705)
Income (loss) from continuing operations, net of tax	(396,644)	124,362
Income (loss) from discontinued operations, net of tax	(926)	(817)
Net income (loss)	(397,570)	123,545
Less: Net (income) loss attributable to noncontrolling interest	(724)	89
Net income (loss) attributable to Nabors	$(398,294)	$123,634
Earnings (losses) per share:
Basic from continuing operations	$(1.41)	$0.43
Basic from discontinued operations	—	—
Total Basic	$(1.41)	$0.43
Diluted from continuing operations	$(1.41)	$0.43
Diluted from discontinued operations	—	(0.01)
Total Diluted	$(1.41)	$0.42
Weighted-average number of common shares outstanding:
Basic	275,851	285,361
Diluted	275,851	286,173

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net income (loss) attributable to Nabors	$(398,294)	$123,634
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors
Unrealized gain (loss) on translation adjustment	33,362	(68,539)
Less: reclassification adjustment for realized loss on translation adjustment	—	5,365
Translation adjustment attributable to Nabors	33,362	(63,174)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	769	153
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—
Unrealized gains (losses) on marketable securities	769	153
Pension liability amortization and adjustment	174	276
Unrealized gains (losses) and amortization on cash flow hedges	153	153
Other comprehensive income (loss), before tax	34,458	(62,592)
Income tax expense (benefit) related to items of other comprehensive income (loss)	129	162
Other comprehensive income (loss), net of tax	34,329	(62,754)
Comprehensive income (loss) attributable to Nabors	(363,965)	60,880
Net income (loss) attributable to noncontrolling interest	724	(89)
Translation adjustment attributable to noncontrolling interest	419	(880)
Comprehensive income (loss) attributable to noncontrolling interest	1,143	(969)
Comprehensive income (loss)	$(362,822)	$59,911

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(397,570)	$123,545
Adjustments to net income (loss):
Depreciation and amortization	216,669	281,019
Deferred income tax expense (benefit)	(67,289)	(68,623)
Impairments and other charges	2,735	—
Losses (gains) on debt buyback	(6,027)	—
Losses (gains) on long-lived assets, net	2,563	732
Impairments on equity method holdings	177,242	—
Losses (gains) on merger and acquisitions	—	(52,574)
Share-based compensation	7,374	13,691
Foreign currency transaction losses (gains), net	4,213	(2,345)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	167,151	(5,737)
Other	1,258	3,988
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	166,074	244,544
Inventory	2,057	511
Other current assets	(18,651)	13,145
Other long-term assets	13,214	(1,665)
Trade accounts payable and accrued liabilities	(120,757)	(275,313)
Income taxes payable	966	24,927
Other long-term liabilities	10,284	7,325
Net cash provided by operating activities	161,506	307,170
Cash flows from investing activities:
Sales and maturities of investments	41	623
Investment in unconsolidated affiliates	—	(445)
Capital expenditures	(129,875)	(364,234)
Proceeds from sales of assets and insurance claims	5,448	8,997
Proceeds from merger transaction	—	693,450
Other	(4,439)	1,710
Net cash (used for) provided by investing activities	(128,825)	340,101
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	1,642	(1,017)
Proceeds from revolving credit facilities	150,000	—
Reduction in revolving credit facilities	(70,000)	(250,000)
Proceeds from (payments for) issuance of common shares	—	182
Repurchase of common shares	(1,687)	—
Reduction in long-term debt	(148,045)	—
Dividends to shareholders	(16,922)	(17,470)
Proceeds from (payment for) commercial paper, net	1,325	(282,615)
Proceeds from term loan	—	300,000
Payments on term loan	—	(300,000)
Other	(3,818)	(4,549)
Net cash (used for) provided by financing activities	(87,505)	(555,469)
Effect of exchange rate changes on cash and cash equivalents	968	(6,950)
Net increase (decrease) in cash and cash equivalents	(53,856)	84,852
Cash and cash equivalents, beginning of period	254,530	501,149
Cash and cash equivalents, end of period	$200,674	$586,001

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2014	328,196	$328	$2,452,261	$77,522	$3,573,172	$(1,194,664)	$10,170	$4,918,789
Net income (loss)	—	—	—	—	123,634	—	(89)	123,545
Dividends to shareholders	—	—	—	—	(17,470)	—	—	(17,470)
Other comprehensive income (loss), net of tax	—	—	—	(62,754)	—	—	(880)	(63,634)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	20	—	182	—	—	—	—	182
Share-based compensation	—	—	13,691	—	—	—	—	13,691
Other	1,341	2	(7,091)	—	—	—	(252)	(7,341)
As of March 31, 2015	329,557	$330	$2,459,043	$14,768	$3,679,336	$(1,194,664)	$8,949	$4,967,762

As of December 31, 2015	330,526	$331	$2,493,100	$(47,593)	$3,131,134	$(1,294,262)	$11,158	$4,293,868
Net income (loss)	—	—	—	—	(398,294)	—	724	(397,570)
Dividends to shareholders	—	—	—	—	(16,922)	—	—	(16,922)
Repurchase of treasury shares	—	—	—	—	—	(1,687)	—	(1,687)
Other comprehensive income (loss), net of tax	—	—	—	34,329	—	—	419	34,748
Share-based compensation	—	—	7,374	—	—	—	—	7,374
Other	1,149	1	(3,191)	—	—	—	(424)	(3,614)
As of March 31, 2016	331,675	$332	$2,497,283	$(13,264)	$2,715,918	$(1,295,949)	$11,877	$3,916,197

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform workover and drilling rigs in the United States and numerous international markets. As a global provider of services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of March 31, 2016 includes:

•	427 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 20 other countries throughout the world; and

•	43 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

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

On March 24, 2015, we completed the merger (the “Merger”) of our Completion & Production Services business with C&J Energy Services, Inc. (“C&J Energy”). In the Merger and related transactions, our wholly-owned interest in our Completion & Production Services business was exchanged for cash and an equity interest in the combined entity, C&J Energy Services Ltd. (“CJES”), and has been accounted for as an unconsolidated affiliate as of the acquisition date. As a result of the Merger, we report our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). See further discussion in Note 3 — Investments in Unconsolidated Affiliates. Prior to the Merger, our Completion & Production Services business conducted our operations involved in the completion, life-of-well maintenance and plugging and abandonment of wells in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. As we no longer consolidate the results of operations from our historical Completion & Production Services business, our results of operations for the three months ended March 31, 2015 are not directly comparable to the three months ended March 31, 2016.

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

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia Company Limited (“Nabors Arabia”), our joint venture in Saudi Arabia, making it a wholly owned subsidiary. The effects of the acquisition and the operating results of Nabors Arabia are included in the accompanying unaudited consolidated financial statements beginning on the acquisition date, and are reflected in our International drilling segment.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), our wholly owned subsidiary.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements of Nabors have been prepared in conformity with the generally accepted accounting principles in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2015, as amended (“2015 Annual Report”). In management’s opinion, the unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2016 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Raw materials	$110,166	$105,217
Work-in-progress	26,343	29,710
Finished goods	17,328	18,897
	$153,837	$153,824

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to consolidation, which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued an ASU to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory. Subsequent measurement is unchanged for inventory measured using the last-in, first-out or the retail inventory method. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued an ASU to simplify the accounting for measurement-period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued an ASU to simplify the transition to the equity method of accounting. This standard eliminates the requirement to retroactively adopt the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. Instead, the equity method investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for the equity method of accounting. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In March 2016, the FASB issued an ASU to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

Note 3 Investments in Unconsolidated Affiliates

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy.  We received total consideration comprised of approximately $693.5 million in cash ($650.1 million after settlement of working capital requirements) and approximately 62.5 million common shares in the combined company, CJES, representing approximately 53% of the outstanding and issued common shares of CJES as of the closing date. Because we have significant influence over CJES, but not a controlling financial interest, we account for our investment in CJES under the equity method of accounting.

Our consolidated statement of income (loss) for the three months ended March 31, 2015 consolidates the operating results of our Completion & Production Services business through the closing date of the Merger. As a result of the Merger, CJES became an unconsolidated affiliate and we no longer consolidate the operating results of our Completion & Production Services business. Therefore, subsequent to the closing date of the Merger, our share of the net income (loss), as adjusted for our basis difference, of our equity method investment in CJES is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). Our policy is to record our share of the net income (loss) of CJES on a one-quarter lag as we are not able to obtain the financial information of CJES on a timely basis. Accordingly, the equity in earnings from CJES, which is reflected in earnings (losses) from unconsolidated affiliates in our consolidated statement of income (loss) for the three months ended March 31, 2016 is related to the period from October 1, 2015 through December 31, 2015.

We record our investment in the equity of CJES in the Investment in unconsolidated affiliates line in our consolidated balance sheet. We review our equity method investments for impairment whenever certain impairment indicators exist including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment that is other than a temporary decline should be recognized. During the quarter, we determined the carrying value of our investment was other than temporarily impaired, which resulted in an impairment charge of $153.4 million to reduce our carrying value to its estimated fair value determined principally based on the average share price over a specified period. Additionally, we recognized a $23.8 million charge to reserve certain other amounts associated with our CJES holdings including affiliate receivables. These charges are reflected in other expense (income), net in our consolidated statement of income (loss) for the three months ended March 31, 2016. See Note 10 – Supplemental Balance Sheet, Income Statement and Cash Flow Information.

During the first quarter of 2015, we recognized an estimated gross gain of $102.2 million in connection with the Merger based on the difference between the consideration received and the carrying value of the assets and liabilities of our Completion & Production Services business. This gain was partially offset by $49.6 million in transaction costs related to the Merger.

The following table presents summarized income statement (loss) information for CJES for the three months ended December 31, 2015, which is reflected in earnings (losses) from unconsolidated affiliates in our consolidated statement of income (loss) for the three months ended March 31, 2016:

Three Months Ended
December 31,
2015
(In thousands)
Gross revenues	$409,011
Gross margin	37,417
Net income (loss)	(321,742)
Nabors' share of equity method earnings (losses)	(167,145)

Note 4 Fair Value Measurements

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2016 consist of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended March 31, 2016, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The majority of our short-term investments are categorized as Level 1 and had a fair value of $20.8 million as of March 31, 2016.

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

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with GAAP. The fair value of our long-term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
2.35% senior notes due September 2016	$338,532	$336,867	$347,955	$347,708
6.15% senior notes due February 2018	827,561	828,667	921,162	935,962
9.25% senior notes due January 2019	303,489	308,421	339,607	342,575
5.00% senior notes due September 2020	669,310	578,457	683,839	617,409
4.625% senior notes due September 2021	698,688	592,375	698,628	581,630
5.10% senior notes due September 2023	349,053	269,721	349,021	280,907
Term loan facility	325,000	325,000	325,000	325,000
Revolving credit facility	80,000	80,000	—	—
Commercial paper	9,325	9,325	8,000	8,000
Other	5,880	5,880	6,508	6,508
	3,606,838	3,334,713	3,679,720	3,445,699
Less: Deferred financing costs	16,556		18,012
	$3,590,282		$3,661,708

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Share-Based Compensation

We have several share-based employee and director compensation plans, which are more fully described in Note 7 — Share-Based Compensation in our 2015 Annual Report. Total share-based compensation expense, which includes stock options and restricted shares, totaled $7.4 million and $13.9 million for the three months ended March 31, 2016 and 2015, respectively, which is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments.  See Note 12 — Segment Information.

Stock Options

The total intrinsic value of options exercised during three months ended March 31, 2015 was $0.1 million. No options were exercised during the three months ended March 31, 2016. The total fair value of options that vested during the three months ended March 31, 2016 and 2015 was $1.6 million and $1.5 million, respectively.

Restricted Stock

During the three months ended March 31, 2016 and 2015, we awarded 1,011,737 and 1,514,934 restricted shares, respectively, to our employees and directors.  These awards had an aggregate value at their date of grant of $7.8 million and $19.3 million, respectively, and were scheduled to vest over a period of up to four years.  The fair value of restricted shares that vested during the three months ended March 31, 2016 and 2015 was $8.0 million and $15.7 million, respectively. The fair value of these awards is based on the closing price of Nabors stock on the date the awards are granted.

Restricted Stock Based on Performance

During the three months ended March 31, 2015, we awarded 438,307 restricted shares vesting over a period of three years to some of our executives.  The performance awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the number of performance goals achieved during fiscal year 2014.

Until shares are issued, our awards that are earned based on performance conditions are liability-classified awards. Our accrued liabilities included $3.7 million for such awards at March 31, 2016 for the performance period beginning on January 1, 2015 through December 31, 2015 and $0.6 million for such awards at March 31, 2016 for the performance period beginning January 1, 2016 through December 31, 2016. The fair value of these awards that vested during the three months ended March 31, 2016 and 2015 was $1.5 million and $6.8 million, respectively. The fair value of these awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Stock Based on Market Conditions

During the three months ended March 31, 2016 and 2015, we awarded 749,427 and 544,925 restricted shares, respectively, which are equity classified awards and will vest based on our performance compared to our peer group over a three-year period. These awards had an aggregate value at their date of grant of $4.2 million and $4.7 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Three Months Ended
	March 31,
	2016	2015
Risk free interest rate	1.41%	1.18%
Expected volatility	52.00%	50.00%
Closing stock price at grant date	$8.64	$12.98
Expected term (in years)	3.0	3.0

Note 6 Debt

Debt consisted of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
2.35% senior notes due September 2016 (1)	$338,532	$347,955
6.15% senior notes due February 2018	827,561	921,162
9.25% senior notes due January 2019	303,489	339,607
5.00% senior notes due September 2020	669,310	683,839
4.625% senior notes due September 2021	698,688	698,628
5.10% senior notes due September 2023	349,053	349,021
Term loan facility	325,000	325,000
Revolving credit facility	80,000	—
Commercial paper	9,325	8,000
Other	5,880	6,508
	3,606,838	3,679,720
Less: current portion	5,880	6,508
Less: deferred financing costs	16,556	18,012
	$3,584,402	$3,655,200

(1)	The 2.35% senior notes due September 2016 have been classified as long-term as we have the ability and intent to repay this obligation utilizing our revolving credit facility.

During the three months ended March 31, 2016, we repurchased $154.1 million aggregate principal amount of our senior notes (all of which is now held by a consolidated affiliate) at various maturities for approximately $150.4 million in cash, reflecting principal and approximately $2.9 million of accrued and unpaid interest. The discount represents the gain on the debt buybacks and is included in other expense (income), net in our consolidated statement of income (loss) for the three months ended March 31, 2016.

Commercial Paper Program

As of March 31, 2016, we had approximately $9.3 million of commercial paper outstanding.  The weighted average interest rate on borrowings at March 31, 2016 was 1.07%.  Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now.

Revolving Credit Facility

As of March 31, 2016, we had $80.0 million of borrowings outstanding under this facility, which matures in July 2020. The weighted average interest rate on borrowings at March 31, 2016 was 1.75%. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. We were in compliance with all covenants under the agreement at March 31, 2016. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

On September 29, 2015, Nabors Industries, Inc., our wholly owned subsidiary, entered into a new five-year unsecured term loan facility for $325.0 million, which is fully and unconditionally guaranteed by us. The term loan facility contains a mandatory prepayment of $162.5 million due in September 2018. As of March 31, 2016, we had $325.0 million of borrowings outstanding under this facility.  Borrowings under this facility will bear interest for periods of one, two, three or six months, at an annual rate equal to LIBOR, plus the applicable interest margin. The interest margin is based on our long-term unsecured credit rating for debt as in effect from time to time.

Note 7 Common Shares

During the three months ended March 31, 2015, our employees exercised vested options to acquire 0.02 million of our common shares resulting in proceeds of $0.2 million. No options were exercised during the three months ended March 31, 2016. During the three months ended March 31, 2016 and 2015, we withheld 0.2 million and 0.6 million, respectively, of our common shares with a fair value of $1.9 million and $7.1 million, respectively, to satisfy tax withholding obligations in connection with the vesting of all stock awards.

During the three months ended March 31, 2016, we repurchased 0.3 million of our common shares in the open market for $1.7 million, all of which are held in treasury.

On February 19, 2016, a cash dividend of $0.06 per share was declared for shareholders of record on March 10, 2016. The dividend was paid on March 31, 2016 in the amount of $16.9 million and was charged to retained earnings in our consolidated statement of changes in equity for the three months ended March 31, 2016.

Note 8 Commitments and Contingencies

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

We have received an assessment from the Mexico federal tax authority in connection with our 2007 income tax return. The assessment relates to the denial of depreciation expense deductions related to drilling rigs. Similar deductions were taken for tax years 2008 through 2010. Although Nabors and its tax advisors believe these deductions are defensible, a partial reserve has been recorded. The total amounts assessed or expected to be assessed range from $25 million to $30 million. We have not changed our position to defend this issue, as we are confident that we will prevail in court. If we ultimately do not prevail, we would be required to recognize additional tax expense for any amount in excess of the current reserve.

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

We self-insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2016, some of our workers’ compensation claims, employers’ liability and marine employers’ liability claims are subject to a $3.0 million per-occurrence deductible; additionally, some of our automobile liability claims are subject to a $2.5 million deductible.  General liability claims remain subject to a $5.0 million per-occurrence deductible.

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

In 2009, the Court of Ouargla entered a judgment of approximately $13.1 million (at March 31, 2016 exchange rates) against us relating to alleged customs infractions in Algeria.  We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court (the “Supreme Court”). In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We again lodged an appeal to the Supreme Court, asserting the same challenges as before. While the appeal was pending, the Hassi Messaoud customs office initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. The customs authority demanded 50% of the total fine as a final settlement and seized additional funds of approximately $3.6 million. We have recorded a reserve in the amount of the posted security. The matter was heard by the Supreme Court on February 26, 2015, and on March 26, 2015, that court set aside the judgment of the Ouargla Court of Appeals and remanded the case to that court for further proceedings. A hearing was held on October 28, 2015 in the Ouargla Court of Appeals and on November 4, 2015, the court affirmed the Supreme Court’s decision that we were not guilty. We have filed an application to the Conseil d’Etat in an effort to recover amounts previously paid by us. A portion of those amounts has been returned, and our efforts to recover the additional $4.4 million continue.

In March 2011, the Court of Ouargla entered a judgment of approximately $25.8 million (at March 31, 2016 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $17.8 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2016	2017	2018	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$211,006	31,496	—	—	$242,502

Note 9 Earnings (Losses) Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(396,644)	$124,362
Less: net (income) loss attributable to noncontrolling interest	(724)	89
Less: (earnings) losses allocated to unvested shareholders	8,199	(2,031)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(389,169)	$122,420
Income (loss) from discontinued operations, net of tax	$(926)	$(817)
Weighted-average number of shares outstanding - basic	275,851	285,361
Earnings (losses) per share:
Basic from continuing operations	$(1.41)	$0.43
Basic from discontinued operations	—	—
Total Basic	$(1.41)	$0.43
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(389,169)	$122,420
Add: effect of reallocating undistributed earnings of unvested shareholders	—	5
Adjusted income (loss) from continuing operations, net of tax - diluted	$(389,169)	$122,425
Income (loss) from discontinued operations, net of tax	$(926)	$(817)
Weighted-average number of shares outstanding - basic	275,851	285,361
Add: dilutive effect of potential common shares	—	812
Weighted-average number of shares outstanding - diluted	275,851	286,173
Earnings (losses) per share:
Diluted from continuing operations	$(1.41)	$0.43
Diluted from discontinued operations	—	(0.01)
Total Diluted	$(1.41)	$0.42

For all periods presented, the computation of diluted earnings (losses) per Nabors’ share excludes outstanding stock options with exercise prices greater than the average market price of Nabors’ common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. For periods in which we experience a net loss from continuing operations, all potential common shares have been excluded from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive. The average number of options that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows:

	Three Months Ended
	March 31,
	2016	2015

Potentially dilutive securities excluded as anti-dilutive	5,414,712	6,621,688

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

Note 10 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities included the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Accrued compensation	$107,876	$120,204
Deferred revenue	302,856	340,472
Other taxes payable	22,261	39,850
Workers’ compensation liabilities	37,459	37,459
Interest payable	15,629	62,776
Litigation reserves	26,919	27,097
Current liability to discontinued operations	5,543	5,197
Current liability to acquisition of KVS	22,278	22,278
Other accrued liabilities	31,204	31,280
	$572,025	$686,613

Investment income (loss) included the following:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Interest and dividend income	$372	$534
Gains (losses) on investments, net	(29)	435
	$343	$969

Other expense (income), net included the following:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$5,298	$3,474
Impairment of our CJES holdings (1)	177,242	$—
Merger transaction (2)	—	(52,574)
Litigation expenses	637	(4,077)
Foreign currency transaction losses (gains)	4,214	(2,345)
Gain on debt buyback	(6,023)	—
Other losses (gains)	1,036	(320)
	$182,404	$(55,842)

(1)	Represents impairment charges related to our CJES holdings. See Note 3 — Investments in Unconsolidated Affiliates.

(2)	Includes the gain and transaction costs associated with the Merger. See Note 3 — Investments in Unconsolidated Affiliates.

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2015	$(2,044)	$14,996	$(7,263)	$71,833	$77,522
Other comprehensive income (loss) before reclassifications	—	153	—	(68,539)	(68,386)
Amounts reclassified from accumulated other comprehensive income (loss)	93	—	174	5,365	5,632
Net other comprehensive income (loss)	93	153	174	(63,174)	(62,754)
As of March 31, 2015	$(1,951)	$15,149	$(7,089)	$8,659	$14,768

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2016	$(1,670)	$(314)	$(6,568)	$(39,041)	$(47,593)
Other comprehensive income (loss) before reclassifications	—	769	—	33,362	34,131
Amounts reclassified from accumulated other comprehensive income (loss)	93	—	105	—	198
Net other comprehensive income (loss)	93	769	105	33,362	34,329
As of March 31, 2016	$(1,577)	$455	$(6,463)	$(5,679)	$(13,264)

(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Interest expense	$153	$153
General and administrative expenses	174	276
Other expense (income), net	—	(5,365)
Total before tax	(327)	(5,794)
Tax expense (benefit)	(129)	(162)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(198)	$(5,632)

Note 11 Assets Held-for-Sale and Discontinued Operations

Assets Held-for-Sale

Assets held-for-sale included the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Oil and Gas	$78,000	$73,578
Other	2,100	2,100
	$80,100	$75,678

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At March 31, 2016, our undiscounted contractual commitments for these contracts approximated $23.0 million and we had liabilities of $16.1 million, $5.5 million of which were classified as current and were included in accrued liabilities.  At December 31, 2015, our undiscounted contractual commitments for these contracts approximated $23.3 million and we had liabilities of $16.1 million, $5.2 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Operating revenues (1)	$377	$1,450
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(1,326)	$(1,386)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	—	—
Less: Income tax expense (benefit)	(400)	(569)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(926)	$(817)

(1)	Reflects operating revenues of our historical oil and gas operating segment.

Note 12 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Operating revenues: (1)
Drilling & Rig Services:
U.S.	$148,676	$453,821
Canada	17,494	57,840
International	401,055	439,161
Rig Services (2)	53,853	144,084
Subtotal Drilling & Rig Services	621,078	1,094,906

Completion & Production Services:
Completion Services	—	207,860
Production Services	—	158,512
Subtotal Completion & Production Services	—	366,372

Other reconciling items (3)	(23,507)	(46,571)
Total	$597,571	$1,414,707

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Adjusted operating income (loss): (1) (4)
Drilling & Rig Services:
U.S.	$(47,559)	$77,038
Canada	(7,278)	6,358
International	46,872	98,802
Rig Services (2)	(10,644)	12,873
Subtotal Drilling & Rig Services	(18,609)	195,071

Completion & Production Services:
Completion Services	—	(55,243)
Production Services	—	(3,559)
Subtotal Completion & Production Services	—	(58,802)

Other reconciling items (5)	(35,157)	(49,324)
Total	(53,766)	86,945

Earnings (losses) from unconsolidated affiliates (6)	$(167,151)	$6,502

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Reconciliation of adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total adjusted operating income (loss) (4)	$(53,766)	$86,945
Earnings (losses) from unconsolidated affiliates (6)	(167,151)	6,502
Investment income	343	969
Interest expense	(45,730)	(46,601)
Other, net	(182,404)	55,842
Income (loss) from continuing operations before income taxes	$(448,708)	$103,657

	March 31,	December 31,
	2016	2015
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	3,522,748	3,654,216
Canada	359,208	371,151
International	4,000,478	4,108,416
Rig Services	412,241	430,319
Subtotal Drilling & Rig Services	8,294,675	8,564,102
Investment in unconsolidated affiliates (7)	94,657	415,177
Other reconciling items (5)	560,999	558,561
Total	$8,950,331	$9,537,840

(1)	All periods present the operating activities of most of our wholly owned oil and gas businesses as discontinued operations.

(2)	Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)	Represents the elimination of inter-segment transactions.

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

(5)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures

(6)

Represents our share of the net income (loss), as adjusted for our basis difference, of our unconsolidated affiliates accounted for by the equity method including a loss of $167.1 million for the three months ended March 31, 2016, related to our share of the net loss of CJES, which we report on a one-quarter lag.

(7)

Includes $93.8 million and $415.2 million of investments in unconsolidated affiliates accounted for using the equity method as of March 31, 2016 and December 31, 2015, respectively, including our investment in CJES.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015 and statements of income (loss), statements of other comprehensive income (loss) and statements of cash flows for the three months ended March 31, 2016 and 2015 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	March 31, 2016
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,570	$11	$199,093	$—	$200,674
Short-term investments	—	—	20,827	—	20,827
Assets held for sale	—	—	80,100	—	80,100
Accounts receivable, net	—	—	594,506	—	594,506
Inventory	—	—	153,837	—	153,837
Other current assets	50	8,471	200,922	—	209,443
Total current assets	1,620	8,482	1,249,285	—	1,259,387
Property, plant and equipment, net	—	—	6,942,315	—	6,942,315
Goodwill	—	—	167,217	—	167,217
Intercompany receivables	142,423	11,000	1,292,096	(1,445,519)	—
Investment in consolidated affiliates	3,823,216	4,867,299	1,146,408	(9,836,923)	—
Investment in unconsolidated affiliates	—	—	94,657	—	94,657
Deferred tax assets	—	385,543	—	(385,543)	—
Other long-term assets	—	435	708,330	(222,010)	486,755
Total assets	$3,967,259	$5,272,759	$11,600,308	$(11,889,995)	$8,950,331

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$5,880	$—	$5,880
Trade accounts payable	127	25	249,926	—	250,078
Accrued liabilities	312	18,494	553,219	—	572,025
Income taxes payable	—	—	43,285	—	43,285
Total current liabilities	439	18,519	852,310	—	871,268
Long-term debt	—	3,806,412	—	(222,010)	3,584,402
Other long-term liabilities	—	22,501	542,585	—	565,086
Deferred income taxes	—	—	398,921	(385,543)	13,378
Intercompany payable	62,500	1,383,019	—	(1,445,519)	—
Total liabilities	62,939	5,230,451	1,793,816	(2,053,072)	5,034,134
Shareholders’ equity	3,904,320	42,308	9,794,615	(9,836,923)	3,904,320
Noncontrolling interest	—	—	11,877	—	11,877
Total equity	3,904,320	42,308	9,806,492	(9,836,923)	3,916,197
Total liabilities and equity	$3,967,259	$5,272,759	$11,600,308	$(11,889,995)	$8,950,331

Condensed Consolidating Balance Sheets

	December 31, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$873	$10	$253,647	$—	$254,530
Short-term investments	—	—	20,059	—	20,059
Assets held for sale	—	—	75,678	—	75,678
Accounts receivable, net	—	—	784,671	—	784,671
Inventory	—	—	153,824	—	153,824
Other current assets	50	9,016	178,069	—	187,135
Total current assets	923	9,026	1,465,948	—	1,475,897
Property, plant and equipment, net	—	—	7,027,802	—	7,027,802
Goodwill	—	—	166,659	—	166,659
Intercompany receivables	139,366	11,000	1,260,310	(1,410,676)	—
Investment in consolidated affiliates	4,183,362	4,973,327	1,284,225	(10,440,914)	—
Investment in unconsolidated affiliates	—	—	415,177	—	415,177
Deferred tax assets	—	366,818	—	(366,818)	—
Other long-term assets	—	12,907	507,336	(67,938)	452,305
Total assets	$4,323,651	$5,373,078	$12,127,457	$(12,286,346)	$9,537,840

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$6,508	$—	$6,508
Trade accounts payable	71	3	271,910	—	271,984
Accrued liabilities	370	64,550	621,693	—	686,613
Income taxes payable	—	—	41,394	—	41,394
Total current liabilities	441	64,553	941,505	—	1,006,499
Long-term debt	—	3,723,138	—	(67,938)	3,655,200
Other long-term liabilities	—	35,086	517,861	—	552,947
Deferred income taxes	—	—	396,144	(366,818)	29,326
Intercompany payable	40,500	1,370,176	—	(1,410,676)	—
Total liabilities	40,941	5,192,953	1,855,510	(1,845,432)	5,243,972
Shareholders’ equity	4,282,710	180,125	10,260,789	(10,440,914)	4,282,710
Noncontrolling interest	—	—	11,158	—	11,158
Total equity	4,282,710	180,125	10,271,947	(10,440,914)	4,293,868
Total liabilities and equity	$4,323,651	$5,373,078	$12,127,457	$(12,286,346)	$9,537,840

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$597,571	$—	$597,571
Earnings (losses) from unconsolidated affiliates	—	—	(167,151)	—	(167,151)
Earnings (losses) from consolidated affiliates	(395,770)	(106,087)	(137,970)	639,827	—
Investment income (loss)	—	123	3,201	(2,981)	343
Intercompany interest income	—	160	—	(160)	—
Total revenues and other income	(395,770)	(105,804)	295,651	636,686	430,763
Costs and other deductions:
Direct costs	—	—	365,023	—	365,023
General and administrative expenses	2,362	131	59,998	(157)	62,334
Research and engineering	—	—	8,162	—	8,162
Depreciation and amortization	—	31	215,787	—	215,818
Interest expense	—	50,664	(4,934)	—	45,730
Other, net	157	65	182,025	157	182,404
Intercompany interest expense	5	—	155	(160)	—
Total costs and other deductions	2,524	50,891	826,216	(160)	879,471
Income (loss) from continuing operations before income taxes	(398,294)	(156,695)	(530,565)	636,846	(448,708)
Income tax expense (benefit)	—	(18,725)	(33,339)	—	(52,064)
Income (loss) from continuing operations, net of tax	(398,294)	(137,970)	(497,226)	636,846	(396,644)
Income (loss) from discontinued operations, net of tax	—	—	(926)	—	(926)
Net income (loss)	(398,294)	(137,970)	(498,152)	636,846	(397,570)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(724)	—	(724)
Net income (loss) attributable to Nabors	$(398,294)	$(137,970)	$(498,876)	$636,846	$(398,294)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$1,414,707	$—	$1,414,707
Earnings from unconsolidated affiliates	—	—	6,502	—	6,502
Earnings (losses) from consolidated affiliates	138,037	(46,440)	(78,438)	(13,159)	—
Investment income (loss)	—	5	3,291	(2,327)	969
Intercompany interest income	—	2,439	—	(2,439)	—
Total revenues and other income	138,037	(43,996)	1,346,062	(17,925)	1,422,178
Costs and other deductions:
Direct costs	—	—	919,610	—	919,610
General and administrative expenses	2,719	358	112,497	(144)	115,430
Research and engineering	—	—	11,703	—	11,703
Depreciation and amortization	—	612	280,407	—	281,019
Interest expense	—	52,264	(5,663)	—	46,601
Other, net	11,684	—	(67,670)	144	(55,842)
Intercompany interest expense	—	—	2,439	(2,439)	—
Total costs and other deductions	14,403	53,234	1,253,323	(2,439)	1,318,521
Income (loss) from continuing operations before income taxes	123,634	(97,230)	92,739	(15,486)	103,657
Income tax expense (benefit)	—	(18,792)	(1,913)	—	(20,705)
Income (loss) from continuing operations, net of tax	123,634	(78,438)	94,652	(15,486)	124,362
Income (loss) from discontinued operations, net of tax	—	—	(817)	—	(817)
Net income (loss)	123,634	(78,438)	93,835	(15,486)	123,545
Less: Net (income) loss attributable to noncontrolling interest	—	—	89	—	89
Net income (loss) attributable to Nabors	$123,634	$(78,438)	$93,924	$(15,486)	$123,634

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(398,294)	$(137,970)	$(498,876)	$636,846	$(398,294)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors:
Unrealized loss on translation adjustment	33,362	(46)	33,316	(33,270)	33,362
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	33,362	(46)	33,316	(33,270)	33,362
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	769	—	769	(769)	769
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	769	—	769	(769)	769
Pension liability amortization and adjustment	174	174	348	(522)	174
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	34,458	281	34,586	(34,867)	34,458
Income tax expense (benefit) related to items of other comprehensive income (loss)	129	129	198	(327)	129
Other comprehensive income (loss), net of tax	34,329	152	34,388	(34,540)	34,329
Comprehensive income (loss) attributable to Nabors	(363,965)	(137,818)	(464,488)	602,306	(363,965)
Net income (loss) attributable to noncontrolling interest	—	—	724	—	724
Translation adjustment attributable to noncontrolling interest	—	—	419	—	419
Comprehensive income (loss) attributable to noncontrolling interest	—	—	1,143	—	1,143
Comprehensive income (loss)	$(363,965)	$(137,818)	$(463,345)	$602,306	$(362,822)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$123,634	$(78,438)	$93,924	$(15,486)	$123,634
Other comprehensive income (loss) before tax					—
Translation adjustment attributable to Nabors:
Unrealized loss on translation adjustment	(68,539)	51	(68,488)	68,437	(68,539)
Less: reclassification adjustment for realized loss on translation adjustment	5,365	—	5,365	(5,365)	5,365
Translation adjustment attributable to Nabors	(63,174)	51	(63,123)	63,072	(63,174)
Unrealized gains (losses) on marketable securities:					—
Unrealized gains (losses) on marketable securities	153	—	153	(153)	153
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	153	—	153	(153)	153
Pension liability amortization and adjustment	276	276	552	(828)	276
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(62,592)	480	(62,265)	61,785	(62,592)
Income tax expense (benefit) related to items of other comprehensive income (loss)	162	162	264	(426)	162
Other comprehensive income (loss), net of tax	(62,754)	318	(62,529)	62,211	(62,754)
Comprehensive income (loss) attributable to Nabors	60,880	(78,120)	31,395	46,725	60,880
Net income (loss) attributable to noncontrolling interest	—	—	(89)	—	(89)
Translation adjustment attributable to noncontrolling interest	—	—	(880)	—	(880)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(969)	—	(969)
Comprehensive income (loss)	$60,880	$(78,120)	$30,426	$46,725	$59,911

Condensed Consolidating Statements Cash Flows

	Three Months Ended March 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$1,790	$(116,240)	$278,937	$(2,981)	$161,506
Cash flows from investing activities:
Sales and maturities of investments	—	—	41	—	41
Capital expenditures	—	—	(129,875)	—	(129,875)
Proceeds from sales of assets and insurance claims	—	—	5,448	—	5,448
Change in intercompany balances	—	34,916	(34,916)	—	—
Other	—	—	(4,439)	—	(4,439)
Net cash provided by (used for) investing activities	—	34,916	(163,741)	—	(128,825)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	1,642	—	1,642
Proceeds from revolving credit facilities	—	150,000	—	—	150,000
Reduction in revolving credit facilities	—	(70,000)	—	—	(70,000)
Repurchase of common shares	—	—	(1,687)	—	(1,687)
Reduction in long-term debt	—	—	(148,045)	—	(148,045)
Dividends to shareholders	(19,903)	—	—	2,981	(16,922)
Proceeds from (payments for) commercial paper, net	—	1,325	—	—	1,325
Proceeds from issuance of intercompany debt	22,000	—	(22,000)	—	—
Other	(3,190)	—	(628)	—	(3,818)
Net cash (used for) provided by financing activities	(1,093)	81,325	(170,718)	2,981	(87,505)
Effect of exchange rate changes on cash and cash equivalents	—	—	968	—	968
Net increase (decrease) in cash and cash equivalents	697	1	(54,554)	—	(53,856)
Cash and cash equivalents, beginning of period	873	10	253,647	—	254,530
Cash and cash equivalents, end of period	$1,570	$11	$199,093	$—	$200,674

Condensed Consolidating Statements Cash Flows

	Three Months Ended March 31, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$10,404	$(101,784)	$386,877	$11,673	$307,170
Cash flows from investing activities:
Purchases of investments	—	—	1,710	—	1,710
Sales and maturities of investments	—	—	623	—	623
Investments in unconsolidated affiliates	—	—	(445)	—	(445)
Proceeds from merger transaction	5,500	646,078	41,872	—	693,450
Capital expenditures	—	—	(364,234)	—	(364,234)
Proceeds from sale of assets and insurance claims	—	—	8,997	—	8,997
Change in intercompany balances	—	(11,668)	11,668	—	—
Net cash provided by (used for) investing activities	5,500	634,410	(299,809)	—	340,101
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(1,017)	—	(1,017)
Proceeds from (payments for) issuance of parent common shares to affiliates	182	—	—	—	182
Dividends to shareholders	(19,797)	—	—	2,327	(17,470)
Proceeds from (payments for) commercial paper, net	—	(282,615)	—	—	(282,615)
Proceeds from issuance of intercompany debt	14,000	—	—	(14,000)	—
Reduction in revolving credit facilities	—	(250,000)	—	—	(250,000)
Proceeds from term loan	—	300,000	—	—	300,000
Payments on term loan	—	(300,000)	—	—	(300,000)
Other	(7,089)	—	2,540	—	(4,549)
Net cash (used for) provided by financing activities	(12,704)	(532,615)	1,523	(11,673)	(555,469)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,950)	—	(6,950)
Net increase (decrease) in cash and cash equivalents	3,200	11	81,641	—	84,852
Cash and cash equivalents, beginning of period	1,170	7	499,972	—	501,149
Cash and cash equivalents, end of period	$4,370	$18	$581,613	$—	$586,001

Note 14 Subsequent Events

On April 29, 2016, our Board of Directors declared a cash dividend of $0.06 per share to the holders of record of our common shares as of June 10, 2016 to be paid on July 1, 2016.

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

The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A. — Risk Factors in our 2015 Annual Report on Form 10-K.

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

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy. In the Merger and related transactions, our wholly-owned interest in our Completion & Production Service business was exchanged for cash and an equity interest in the combined entity, CJES, and is now accounted for as an unconsolidated affiliate as of the acquisition date. See further discussion in Note 3—Investments in Unconsolidated Affiliates. Prior to the Merger, our Completion & Production Services business conducted our operations involved in the completion, life-of-well maintenance and plugging and abandonment of a well in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. As a result of the Merger, we report our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). CJES provides well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. As we no longer consolidate the results of operations from our historical Completion & Production Services business, our results of operations for the three months ended March 31, 2015 are not directly comparable to the three months ended March 31, 2016.

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia, our joint venture in Saudi Arabia, making it a wholly owned subsidiary. The effects of the acquisition and the operating results of Nabors Arabia are included in the accompanying unaudited consolidated financial statements beginning on the acquisition date, and are reflected in our International drilling segment.

Financial Results

Operating revenues for the three months ended March 31, 2016 totaled $597.6 million, representing a decrease of $817.1 million, or 58%, as compared to the three months ended March 31, 2015. Adjusted operating loss and net loss from continuing operations for the three months ended March 31, 2016 totaled $53.8 million and $396.6 million ($1.41 per diluted share), respectively, representing decreases of 162% and 421%, respectively, compared to the three months ended March 31, 2015. Our first quarter results reflect the continued strain from low commodity prices. Oil prices fell below $30 during the first quarter of 2016, exacerbating spending declines implemented by customers. Together, these trends led to sharp reductions in the level of activity in the oil and gas industries on a worldwide basis and had a corresponding adverse impact on our results of operations. In the U.S., our customers' reaction to commodity price drops resulted in a roughly equal impact on both rig years and margins.  Internationally, a reduction of rig years combined with other unfavorable factors resulted in lower operating results for the quarter.  Additionally, the Canada market's typical seasonal uptick in the first quarter failed to materialize this year due to market conditions. Given the commodity price environment, we expect continued erosion at least through the first half of the year in industry rig counts, both domestic and international, as well as continued downward pressure on utilization and pricing of our rig fleets.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues: (1)
Drilling & Rig Services:
U.S.	$148,676	$453,821	$(305,145)	(67)%
Canada	17,494	57,840	(40,346)	(70)%
International	401,055	439,161	(38,106)	(9)%
Rig Services (2)	53,853	144,084	(90,231)	(63)%
Subtotal Drilling & Rig Services	621,078	1,094,906	(473,828)	(43)%

Completion & Production Services:
Completion Services	—	207,860	(207,860)	(100)%
Production Services	—	158,512	(158,512)	(100)%
Subtotal Completion & Production Services	—	366,372	(366,372)	(100)%

Other reconciling items (3)	(23,507)	(46,571)	23,064	50%
Total	$597,571	$1,414,707	$(817,136)	(58)%

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted EBITDA: (1) (4)
Drilling & Rig Services:
U.S.	$51,235	$187,745	$(136,510)	(73)%
Canada	2,122	18,468	(16,346)	(89)%
International	148,309	194,789	(46,480)	(24)%
Rig Services (2)	(1,481)	21,583	(23,064)	(107)%
Subtotal Drilling & Rig Services	200,185	422,585	(222,400)	(53)%

Completion & Production Services:
Completion Services	—	(28,110)	28,110	100%
Production Services	—	23,043	(23,043)	(100)%
Subtotal Completion & Production Services	—	(5,067)	5,067	100%

Other reconciling items (5)	(38,133)	(49,554)	11,421	23%
Total	$162,052	$367,964	$(205,912)	(56)%

Three Months Ended
March 31,
2016	2015	Increase/(Decrease)
(In thousands, except percentages)
Adjusted operating income (loss): (1) (6)
Drilling & Rig Services:
U.S.	$(47,559)	$77,038	$(124,597)	(162)%
Canada	(7,278)	6,358	(13,636)	(214)%
International	46,872	98,802	(51,930)	(53)%
Rig Services (2)	(10,644)	12,873	(23,517)	(183)%
Subtotal Drilling & Rig Services	(18,609)	195,071	(213,680)	(110)%

Completion & Production Services:
Completion Services	—	(55,243)	55,243	100%
Production Services	—	(3,559)	3,559	100%
Subtotal Completion & Production Services	—	(58,802)	58,802	100%

Other reconciling items (5)	(35,157)	(49,324)	14,167	29%
Total	$(53,766)	$86,945	$(140,711)	(162)%

Earnings (losses) from unconsolidated affiliates (7)	$(167,151)	6,502	$(173,653)	n/m	(11)

Three Months Ended
March 31,
2016	2015	Increase/(Decrease)
(In thousands, except percentages)
Reconciliation of adjusted EBITDA to income (loss) from continuing operations before income taxes:
Total adjusted EBITDA (4)	$162,052	$367,964	$(205,912)	(56)%
Depreciation and amortization	(215,818)	(281,019)	(65,201)	(23)%
Total adjusted operating income (loss) (6)	(53,766)	86,945	(140,711)	(162)%
Earnings (losses) from unconsolidated affiliates (7)	(167,151)	6,502	(173,653)	n/m	(11)
Investment income (loss)	343	969	(626)	(65)%
Interest expense	(45,730)	(46,601)	(871)	(2)%
Other, net	(182,404)	55,842	(238,246)	(427)%
Income (loss) from continuing operations before income taxes	$(448,708)	$103,657	$(552,365)	(533)%

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Rig activity:
Rig years: (8)
U.S.	64.9	167.6	(102.7)	(61)%
Canada	12.5	25.6	(13.1)	(51)%
International (9)	110.5	130.1	(19.6)	(15)%
Total rig years	187.9	323.3	(135.4)	(42)%
Rig hours: (10)
U.S. Production Services	—	129,652	(129,652)	(100)%
Canada Production Services	—	23,947	(23,947)	(100)%
Total rig hours	—	153,599	(153,599)	(100)%

(1)	All periods present the operating activities of most of our wholly owned oil and gas businesses as discontinued operations.

(2)	Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)	Represents the elimination of inter-segment transactions.

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

(7)

Represents our share of the net income (loss), as adjusted for our basis difference, of our unconsolidated affiliates accounted for by the equity method, including a loss of $167.1 million for the three months ended March 31, 2016 related to our share of the net loss of CJES, which we report on a one-quarter lag.

(8)

Excludes well-servicing rigs, which are measured in rig hours. Includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates. Rig years represent a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 45 days during a quarterly period represents 0.5 rig years.

(9)

International rig years include our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years for the three months ended March 31, 2015. Beginning May 24, 2015, Nabors Arabia’s operations have been consolidated and therefore, we no longer have rigs owned by unconsolidated affiliates.

(10)

Rig hours represents the number of hours that our well-servicing rig fleet operated during the year. This fleet was included in the Completion & Production Services business that was merged with C&J Energy in March 2015 and we will therefore no longer report this performance metric.

(11)	The number is so large that it is not meaningful.

Segment Results of Operations

Drilling & Rig Services

Our Drilling & Rig Services business line is comprised of four operating segments: U.S., Canada, International and Rig Services. For a description of this business line, see Management Overview above. The following table presents our revenues, adjusted EBITDA, adjusted income (loss) and rig years by operating segment, as applicable, for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Operating revenues	$148,676	$453,821	$(305,145)	(67)%
Adjusted EBITDA	$51,235	$187,745	$(136,510)	(73)%
Adjusted operating income (loss)	$(47,559)	$77,038	$(124,597)	(162)%
Rig years	64.9	167.6	(102.7)	(61)%

Canada
Operating revenues	$17,494	$57,840	$(40,346)	(70)%
Adjusted EBITDA	$2,122	$18,468	$(16,346)	(89)%
Adjusted operating income (loss)	$(7,278)	$6,358	$(13,636)	(214)%
Rig years	12.5	25.6	(13.1)	(51)%

International
Operating revenues	$401,055	$439,161	$(38,106)	(9)%
Adjusted EBITDA	$148,309	$194,789	$(46,480)	(24)%
Adjusted operating income (loss)	$46,872	$98,802	$(51,930)	(53)%
Rig years	110.5	130.1	(19.6)	(15)%

Rig Services
Operating revenues	$53,853	$144,084	$(90,231)	(63)%
Adjusted EBITDA	$(1,481)	$21,583	$(23,064)	(107)%
Adjusted operating income (loss)	$(10,644)	$12,873	$(23,517)	(183)%

U.S.

Our U.S. Drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results decreased during the three months ended March 31, 2016 compared to the corresponding 2015 period primarily due to a decline in drilling activity in the lower 48 states, reflected by a 61% reduction in rig years during the first quarter of 2016 compared to 2015. The decrease in our operating results was primarily driven by lower customer demand for drilling rigs as well as generally lower rates for rigs.

Canada

Operating results decreased during the three months ended March 31, 2016 compared to the corresponding 2015 period due to a decline in both drilling rig activity and dayrates. These declines were the direct result of lower industry activity and pricing pressure from customers resulting from the decline in oil and gas prices. The lower activity is evidenced by a 51% reduction in rig years during the first quarter of 2016 compared to 2015. In addition, the Canadian dollar weakened approximately 5% against the U.S. dollar year-over-year, which also negatively impacted margins, as both revenues and expenses are denominated in Canadian dollars.

International

Operating results decreased during the three months ended March 31, 2016 compared to the corresponding 2015 period primarily due to a decline in drilling activity, reflected by a 15% reduction in rig years during the first quarter of 2016 compared to 2015. The decrease in our operating results was primarily driven by additional pricing pressure and diminished demand as customers released rigs in response to the significant drop in oil prices.

Rig Services

Operating results decreased during the three months ended March 31, 2016 compared to the corresponding 2015 period primarily due to a broad-based decline in revenue-producing activities, including lower top drive and catwalk unit sales as well as the continued decline in financial results in our directional drilling businesses due to generally lower drilling activity and intense competition and the low price of oil.

OTHER FINANCIAL INFORMATION

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
General and administrative expenses	$62,334	$115,430	$(53,096)	(46)%
As a percentage of operating revenue	10.4%	8.2%	2.2%	27%

Research and engineering	8,162	11,703	(3,541)	(30)%

Depreciation and amortization	215,818	281,019	(65,201)	(23)%

Earnings (losses) from unconsolidated affiliates	(167,151)	6,502	(173,653)	n/m (1)

Interest expense	45,730	46,601	(871)	(2)%

Investment income (loss)	343	969	(626)	(65)%

Other expense (income), net	182,404	(55,842)	238,246	n/m (1)

(1)	The number is so large that it is not meaningful.

General and administrative expenses

General and administrative expenses decreased during the three months ended March 31, 2016 as compared to the corresponding 2015 period. Over half of the decrease, approximately $27.9 million, was due to the fact that we no longer consolidate the expenses from our Completion & Production Services business as a result of the Merger. The remainder of the decrease was attributable to a reduction in workforce and general cost-reduction efforts across our remaining operating units and our corporate offices. As a percentage of operating revenues, general and administrative expenses are slightly higher in 2016 due to the reductions in revenues across all of our various operating units.

Research and engineering

Research and engineering expenses decreased slightly during the three months ended March 31, 2016 as compared to the corresponding 2015 period. The decrease was primarily attributable to a reduction in workforce and general cost-reduction efforts across the various operating units

Depreciation and amortization

Depreciation and amortization expense decreased during the three months ended March 31, 2016 compared to the corresponding 2015 period. The decrease was due in part to the fact that we no longer consolidate the expenses from our Completion & Production Services business as a result of the Merger, which accounted for $53.7 million, or 82% of the decrease. The remainder of the decrease was due to the impairment and retirement of rigs and rig components during the fourth quarter of 2015, which more than offset the incremental depreciation attributed to newly constructed rigs, rig upgrades and other capital expenditures made during 2015.

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments, primarily composed of our investment in CJES. We account for our investment in CJES on a one-quarter lag. Accordingly, the three months ended March 31, 2016 includes our share of the net income (loss) of CJES from October 1, 2015 through December 31, 2015, resulting in a loss of $167.1 million, inclusive of charges of $131.2 million representing our share of CJES’s fixed asset impairment charges for the period. The operating losses of CJES for the three months ended December 31, 2015 are primarily due to reduced activity levels driven by lower customer demand as a result of lower oil prices coupled with the further pricing concessions required by the highly competitive environment. Further sustained declines in oil prices and activity levels in the pressure pumping business could impact CJES’s operations and the fair value of its assets, resulting in future operating losses.

Interest expense

Interest expense was relatively flat during the three months ended March 31, 2016 compared to the corresponding 2015 period. Our average outstanding debt balances during the first quarter of 2016 were lower than those in the corresponding 2015 period, primarily due to the repayment of a portion of our outstanding debt using cash consideration received in connection with the Merger. However, due to the downturn in the oil and gas markets, we have curtailed spending on major projects, which resulted in a reduction in the amount of capitalized interest recognized during the period and thereby partially offsetting the benefit realized from lower average outstanding debt balances.

Investment income

Investment income for the three months ended March 31, 2016 included realized gains of $0.4 million attributable to interest and dividend income.

Investment income for the three months ended March 31, 2015 included realized gains of $0.5 million related to equity securities and $0.5 million attributable to interest and dividend income.

Other expense (income), net

Other expense (income), net for the three months ended March 31, 2016 was $182.4 million of expense, of which the majority, or $177.2 million, is attributable to impairments associated with our CJES holdings. During the quarter, we determined the carrying value of our investment in CJES was other than temporarily impaired, which resulted in an impairment charge of $153.4 million to reduce our carrying value to its estimated fair value determined principally based on the average price over a specified period.  The balance of the impairment was attributable to our reserve of certain other amounts associated with our CJES holdings, including affiliate receivables. Further contributing to the expense for the quarter were net losses on sales and disposals of assets of approximately $5.3 million and foreign currency exchange losses of approximately $4.2 million, partially offset by a net gain on debt buybacks of approximately $6.0 million.

Other expense (income), net for the three months ended March 31, 2015 was $55.8 million of income, which included a net gain of $52.6 million related to the Merger, decreases to our litigation reserves of $4.1 million and foreign currency exchange gains of approximately $2.3 million. These gains were partially offset by net losses on sales and disposals of assets of approximately $3.5 million.

Income tax rate

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
Effective income tax rate from continuing operations	11.6%	(20.0)%	32%	158%

The change in our worldwide effective tax rate during the three months ended March 31, 2016 compared to the corresponding 2015 period was attributable to the tax effect of the geographic mix of pre-tax earnings (losses), including greater losses in high-tax jurisdictions. Further contributing to the change was an impairment to our CJES holdings as well as our share of the net loss of CJES during the three months ended March 31, 2016.

Assets Held-for-Sale

	March 31,	December 31,
	2016	2015
	(In thousands)
Oil and Gas	$78,000	$73,578
Other	2,100	2,100
	$80,100	$75,678

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing.  At March 31, 2016, our undiscounted contractual commitments for these contracts approximated $23.0 million and we had liabilities of $16.1 million, $5.5 million of which were classified as current and were included in accrued liabilities.  At December 31, 2015, our undiscounted contractual commitments for these contracts approximated $23.3 million and we had liabilities of $16.1 million, $5.2 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues (1)	$377	$1,450	$(1,073)	(74)%

Income (loss) from discontinued operations, net of tax	$(926)	$(817)	$(109)	(13)%

(1)	Reflects operating revenues of our historical oil and gas operating segment.

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2016 and 2015 below.

Operating Activities.  Net cash provided by operating activities totaled $161.5 million during the three months ended March 31, 2016, compared to $307.2 million during the corresponding 2015 period. Operating cash flows are our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, depletion, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $108.3 million and $293.7 million during the three months ended March 31, 2016 and 2015, respectively. This decline is primarily due to reduced operating results in the U.S. and Canada drilling segments. Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items provided $53.2 million and $13.5 million in cash during the three months ended March 31, 2016 and 2015, respectively.

Investing Activities.  Net cash used for investing activities totaled $128.8 million during the three months ended March 31, 2016 compared to net cash provided of $340.1 million during the corresponding 2015 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2016 and 2015, we used cash for capital expenditures totaling $129.9 million and $364.2 million, respectively. During the three months ended March 31, 2015, we received net proceeds related to the Merger of $650.1 million.

Financing Activities.  Net cash used for financing activities totaled $87.5 million during the three months ended March 31, 2016 compared to $555.5 million during the corresponding 2015 period. This was primarily due to the repurchase of $148.0 million in long-term debt, partially offset by amounts borrowed under our revolving credit facility, net, of $80.0 million.

Future Cash Requirements

We expect capital expenditures over the next 12 months to be less than $500 million, unless the current oil price environment improves. We can reduce the planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. Purchase commitments outstanding at March 31, 2016 totaled approximately $141.1 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. This amount could change significantly based on market conditions and new business opportunities. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, upgrades to our offshore rigs and additions to the technology assets that we own and operate. In light of the recent decline in crude oil prices, we have already undertaken many cost cutting initiatives in an effort to minimize the negative impact to our business. We have undertaken efforts to reduce capital expenditures, operating costs and administrative expenses. Since the last downturn in 2009, we have strengthened our financial flexibility by streamlining operations, shedding non-core businesses and reducing net debt and interest expense.

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

There have been no material changes to the contractual cash obligations table that was included in our 2015 Annual Report.

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. Through March 31, 2016, we repurchased 10.9 million of our common shares for approximately $101.3 million under this program. As of March 31, 2016, the remaining amount authorized under the program that may be used to purchase shares was $298.7 million.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and commercial paper program and cash generated from operations. As of March 31, 2016, we had cash and short-term investments of $221.5 million and working capital of $0.4 billion. As of December 31, 2015, we had cash and short-term investments of $274.6 million and working capital of $0.5 billion. At March 31, 2016, we had $2.16 billion of availability remaining under our $2.25 billion revolving credit facility and commercial paper program.

We had 11 letter-of-credit facilities with various banks as of March 31, 2016. Availability under these facilities as of March 31, 2016 was as follows:

March 31,
2016
(In thousands)
Credit available	$687,239
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	159,246
Remaining availability	$527,993

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

Our gross debt to capital ratio was 0.48:1 as of March 31, 2016 and 0.46:1 as of December 31, 2015. Our net debt to capital ratio was 0.46:1 as of March 31, 2016 and 0.44:1 as of December 31, 2015. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 5.1:1 as of March 31, 2016 and 6.2:1 as of December 31, 2015. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) adjusted EBITDA divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations, possible dispositions of non-core assets, revolving credit facility and commercial paper program are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Other Matters

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to consolidation, which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued an ASU to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory. Subsequent measurement is unchanged for inventory measured using the last-in, first-out or the retail inventory method. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued an ASU to simplify the accounting for measurement-period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued an ASU to simplify the transition to the equity method of accounting. This standard eliminates the requirement to retroactively adopt the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. Instead, the equity method investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for the equity method of accounting. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In March 2016, the FASB issued an ASU to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements

Off-Balance Sheet Arrangements (Including Guarantees)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2016	2017	2018	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$211,006	31,496	—	—	$242,502

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2015 Annual Report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 8 — Commitments and Contingencies.

ITEM 1A. RISK FACTORS

In addition to the information set forth elsewhere in this report, the risk factors set forth in Item 1A. Risk Factors in our 2015 Annual Report should be carefully considered when evaluating us. These risks are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2016 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
January 1 - January 31, 2016	2	$6.27	331	298,716
February 1 - February 31, 2016	184	$6.88	—	298,716
March 1 - March 31, 2016	231	$8.26	—	298,716

(1)

Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of stock under our 2003 Employee Stock Plan and 2013 Stock Plan. The 2013 Stock Plan, 2003 Employee Stock Plan and 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)

In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through March 31, 2016, we repurchased 10.9 million of our common shares for approximately $101.3 million under this program. As of March 31, 2016, we had $298.7 million that remained authorized under the program that may be used to purchase shares.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ ANTHONY G. PETRELLO
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	May 3, 2016

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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

*Filed herewith.