Form 10-Q
period 2016-06-30
NABORS INDUSTRIES LTD
filed 2016-08-03
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of August 1, 2016 was 283,378,309, excluding 49,672,636 common shares held by our subsidiaries, or 333,050,945 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$233,752	$254,530
Short-term investments	22,104	20,059
Assets held for sale	86,608	75,678
Accounts receivable, net	504,099	784,671
Inventory	151,753	153,824
Other current assets	192,927	187,135
Total current assets	1,191,243	1,475,897
Property, plant and equipment, net	6,765,257	7,027,802
Goodwill	167,275	166,659
Investment in unconsolidated affiliates	888	415,177
Other long-term assets	531,642	452,305
Total assets	$8,656,305	$9,537,840
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$175	$6,508
Trade accounts payable	199,619	271,984
Accrued liabilities	650,019	686,613
Income taxes payable	18,362	41,394
Total current liabilities	868,175	1,006,499
Long-term debt	3,503,172	3,655,200
Other long-term liabilities	518,035	552,947
Deferred income taxes	44,225	29,326
Total liabilities	4,933,607	5,243,972
Commitments and contingencies (Note 7)
Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 333,054 and 330,526, respectively	333	331
Capital in excess of par value	2,505,451	2,493,100
Accumulated other comprehensive income (loss)	(8,250)	(47,593)
Retained earnings	2,514,265	3,131,134
Less: treasury shares, at cost, 49,673 and 49,342 common shares, respectively	(1,295,949)	(1,294,262)
Total shareholders’ equity	3,715,850	4,282,710
Noncontrolling interest	6,848	11,158
Total equity	3,722,698	4,293,868
Total liabilities and equity	$8,656,305	$9,537,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$571,591	$863,305	$1,169,162	$2,278,012
Earnings (losses) from unconsolidated affiliates	(54,769)	(1,116)	(221,920)	5,386
Investment income (loss)	270	1,181	613	2,150
Total revenues and other income	517,092	863,370	947,855	2,285,548

Costs and other deductions:
Direct costs	341,279	488,522	706,302	1,408,132
General and administrative expenses	56,624	75,810	118,958	191,240
Research and engineering	8,180	10,480	16,342	22,183
Depreciation and amortization	218,913	218,196	434,731	499,215
Interest expense	45,237	44,469	90,967	91,070
Other, net	74,607	1,338	257,011	(54,504)
Total costs and other deductions	744,840	838,815	1,624,311	2,157,336
Income (loss) from continuing operations before income taxes	(227,748)	24,555	(676,456)	128,212
Income tax expense (benefit):
Current	15,898	(14,402)	30,723	32,947
Deferred	(57,081)	80,847	(123,970)	12,793
Total income tax expense (benefit)	(41,183)	66,445	(93,247)	45,740
Income (loss) from continuing operations, net of tax	(186,565)	(41,890)	(583,209)	82,472
Income (loss) from discontinued operations, net of tax	(984)	5,025	(1,910)	4,208
Net income (loss)	(187,549)	(36,865)	(585,119)	86,680
Less: Net (income) loss attributable to noncontrolling interest	2,899	44	2,175	133
Net income (loss) attributable to Nabors	$(184,650)	$(36,821)	$(582,944)	$86,813
Earnings (losses) per share:
Basic from continuing operations	$(0.65)	$(0.14)	$(2.06)	$0.28
Basic from discontinued operations	—	0.01	(0.01)	0.02
Total Basic	$(0.65)	$(0.13)	$(2.07)	$0.30
Diluted from continuing operations	$(0.65)	$(0.14)	$(2.06)	$0.28
Diluted from discontinued operations	—	0.01	(0.01)	0.02
Total Diluted	$(0.65)	$(0.13)	$(2.07)	$0.30
Weighted-average number of common shares outstanding:
Basic	276,550	286,085	276,201	285,723
Diluted	276,550	286,085	276,201	286,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss) attributable to Nabors	$(184,650)	$(36,821)	$(582,944)	$86,813
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors
Unrealized gain (loss) on translation adjustment	3,458	12,273	36,820	(56,266)
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	5,365
Translation adjustment attributable to Nabors	3,458	12,273	36,820	(50,901)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	1,280	(2,153)	2,049	(2,000)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—
Unrealized gains (losses) on marketable securities	1,280	(2,153)	2,049	(2,000)
Pension liability amortization and adjustment	294	276	468	552
Unrealized gains (losses) and amortization on cash flow hedges	153	153	306	306
Other comprehensive income (loss), before tax	5,185	10,549	39,643	(52,043)
Income tax expense (benefit) related to items of other comprehensive income (loss)	171	161	300	323
Other comprehensive income (loss), net of tax	5,014	10,388	39,343	(52,366)
Comprehensive income (loss) attributable to Nabors	(179,636)	(26,433)	(543,601)	34,447
Net income (loss) attributable to noncontrolling interest	(2,899)	(44)	(2,175)	(133)
Translation adjustment attributable to noncontrolling interest	42	162	461	(718)
Comprehensive income (loss) attributable to noncontrolling interest	(2,857)	118	(1,714)	(851)
Comprehensive income (loss)	$(182,493)	$(26,315)	$(545,315)	$33,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(585,119)	$86,680
Adjustments to net income (loss):
Depreciation and amortization	436,164	501,085
Deferred income tax expense (benefit)	(124,721)	5,039
Impairments and other charges	26,246	—
Losses (gains) on debt buyback	(6,027)	—
Losses (gains) on long-lived assets, net	7,735	2,725
Impairments on equity method holdings	216,242	—
Losses (gains) on merger and acquisitions	—	(54,882)
Share-based compensation	16,596	30,102
Foreign currency transaction losses (gains), net	7,018	(548)
Equity in losses of unconsolidated affiliates, net of dividends	221,920	3,809
Other	6,174	4,815
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	255,945	449,062
Inventory	5,222	7,763
Other current assets	(6,609)	148,563
Other long-term assets	33,234	255,845
Trade accounts payable and accrued liabilities	(103,864)	(633,640)
Income taxes payable	(27,387)	(29,212)
Other long-term liabilities	(42,097)	(259,802)
Net cash provided by operating activities	336,672	517,404
Cash flows from investing activities:
Purchases of investments	—	(8)
Sales and maturities of investments	367	745
Cash paid for acquisition of businesses, net	—	(57,909)
Investment in unconsolidated affiliates	—	(445)
Capital expenditures	(193,234)	(566,672)
Proceeds from sales of assets and insurance claims	13,834	24,790
Proceeds from merger transaction	—	660,050
Other	38	1,809
Net cash (used for) provided by investing activities	(178,995)	62,360
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	294	310
Proceeds from revolving credit facilities	260,000	—
Reduction in revolving credit facilities	(260,000)	(450,000)
Proceeds from (payments for) issuance of common shares	39	1,198
Repurchase of common shares	(1,687)	—
Reduction in long-term debt	(148,045)	—
Dividends to shareholders	(16,922)	(34,980)
Proceeds from (payment for) commercial paper, net	(1,500)	(208,467)
Proceeds from term loan	—	300,000
Payments on term loan	—	(300,000)
Proceeds from (payments for) short-term borrowings	(6,333)	60,169
Other	(4,280)	(7,426)
Net cash (used for) provided by financing activities	(178,434)	(639,196)
Effect of exchange rate changes on cash and cash equivalents	(21)	(5,042)
Net increase (decrease) in cash and cash equivalents	(20,778)	(64,474)
Cash and cash equivalents, beginning of period	254,530	501,149
Cash and cash equivalents, end of period	$233,752	$436,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2014	328,196	$328	$2,452,261	$77,522	$3,573,172	$(1,194,664)	$10,170	$4,918,789
Net income (loss)	—	—	—	—	86,813	—	(133)	86,680
Dividends to shareholders	—	—	—	—	(34,980)	—	—	(34,980)
Other comprehensive income (loss), net of tax	—	—	—	(52,366)	—	—	(718)	(53,084)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	130	—	1,198	—	—	—	—	1,198
Share-based compensation	—	—	30,102	—	—	—	—	30,102
Other	2,317	3	(7,429)	—	—	—	(1,904)	(9,330)
As of June 30, 2015	330,643	$331	$2,476,132	$25,156	$3,625,005	$(1,194,664)	$7,415	$4,939,375

As of December 31, 2015	330,526	$331	$2,493,100	$(47,593)	$3,131,134	$(1,294,262)	$11,158	$4,293,868
Net income (loss)	—	—	—	—	(582,944)	—	(2,175)	(585,119)
Dividends to shareholders	—	—	—	—	(33,925)	—	—	(33,925)
Repurchase of common shares	—	—	—	—	—	(1,687)	—	(1,687)
Other comprehensive income (loss), net of tax	—	—	—	39,343	—	—	461	39,804
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	4	—	39	—	—	—	—	39
Share-based compensation	—	—	16,596	—	—	—	—	16,596
Other	2,524	2	(4,284)	—	—	—	(2,596)	(6,878)
As of June 30, 2016	333,054	$333	$2,505,451	$(8,250)	$2,514,265	$(1,295,949)	$6,848	$3,722,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform, workover and drilling rigs in the United States and numerous international markets. As a global provider of services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of June 30, 2016 includes:

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

On March 24, 2015, we completed the merger (the “Merger”) of our Completion & Production Services business with C&J Energy Services, Inc. (“C&J Energy”). In the Merger and related transactions, our wholly-owned interest in our Completion & Production Services business was exchanged for cash and an equity interest in the combined entity, C&J Energy Services Ltd. (“CJES”), and has been accounted for as an unconsolidated affiliate as of the acquisition date. As a result of the Merger, we report our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss). See further discussion in Note 3 — Investments in Unconsolidated Affiliates. Prior to the Merger, our Completion & Production Services business conducted our operations involved in the completion, life-of-well maintenance and plugging and abandonment of wells in the United States and Canada. These services include stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. As we no longer consolidate the results of operations from our historical Completion & Production Services business, our results of operations for the six months ended June 30, 2015 are not directly comparable to the six months ended June 30, 2016. On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia Company Limited (“Nabors Arabia”), our joint venture in Saudi Arabia, making it a wholly owned subsidiary. The effects of the acquisition and the operating results of Nabors Arabia are included in the accompanying unaudited condensed consolidated financial statements beginning on the acquisition date, and are reflected in our International drilling segment.

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires, including Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), our wholly owned subsidiary.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated condensed financial statements of Nabors have been prepared in conformity with the generally accepted accounting principles in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read along with our annual report on Form 10-K for the year ended December 31, 2015, as amended (“2015 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of June 30, 2016 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method.  Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss). The investments in these entities are included in investment in unconsolidated affiliates in our condensed consolidated balance sheets. We record our share of the net income (loss) of our equity method investment in CJES on a one-quarter lag, as we are not able to obtain the financial information of CJES on a timely basis. See Note 3 — Investments in Unconsolidated Affiliates.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Raw materials	$101,213	$105,217
Work-in-progress	31,867	29,710
Finished goods	18,673	18,897
	$151,753	$153,824

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

Based on our annual review during the second quarter of 2016, we did not record a goodwill impairment. However, a significantly prolonged period of lower natural gas or oil prices could continue to adversely affect demand for and prices of our services.  This could result in future impairment charges, particularly in our U.S. Drilling and Rig Services segments.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently evaluating the impact this will have on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall, relating to the recognition and measurement of financial assets and liabilities. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact this will have on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2018. Early application is permitted. This standard requires an entity to separate lease components from nonlease components within a contract. While the lease components would be accounted for under ASU No. 2016-02, nonlease components would be accounted for under ASU No. 2014-09. Therefore, we are evaluating ASU No. 2016-02 concurrently with the provisions of ASU No. 2014-09 and the impact this will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures, to simplify the transition to the equity method of accounting. This standard eliminates the requirement to retroactively adopt the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. Instead, the equity method investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for the equity method of accounting. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact this will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact this will have on our condensed consolidated financial statements.

Note 3 Investments in Unconsolidated Affiliates

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy.  We received total consideration comprised of approximately $693.5 million in cash ($650.1 million after settlement of working capital requirements) and approximately 62.5 million common shares in the combined company, CJES, representing approximately 53% of the outstanding and issued common shares of CJES as of the closing date. Because we have significant influence over CJES, but not a controlling financial interest, we have accounted for our investment in CJES under the equity method of accounting.

Our condensed consolidated statement of income (loss) for the six months ended June 30, 2015 consolidates the operating results of our Completion & Production Services business through the closing date of the Merger. As a result of the Merger, CJES became an unconsolidated affiliate and we no longer consolidate the operating results of our Completion & Production Services business. Therefore, subsequent to the closing date of the Merger, our share of the net income (loss), as adjusted for our basis difference, of our equity method investment in CJES is recorded as earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss). Our policy is to record our share of the net income (loss) of CJES on a one-quarter lag as we are not able to obtain the financial information of CJES on a timely basis. The equity in earnings from CJES, which is reflected in earnings (losses) from unconsolidated affiliates in our condensed consolidated statement of income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Nabors' share of equity method earnings (losses)	$(54,788)	$(800)	$(221,933)	$(800)

During the first quarter of 2015, we recognized an estimated gross gain of $102.2 million in connection with the Merger based on the difference between the consideration received and the carrying value of the assets and liabilities of our Completion & Production Services business. This gain was partially offset by $49.6 million in transaction costs related to the Merger.

We record our investment in the equity of CJES in the Investment in unconsolidated affiliates line in our condensed consolidated balance sheet. We review our equity method investments for impairment whenever certain impairment indicators exist including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment that is other than a temporary decline should be recognized.

During the first quarter of 2016, we determined the carrying value of our investment was other than temporarily impaired, which resulted in an impairment charge of $153.4 million to reduce our carrying value to its estimated fair value of $93.8 million, determined principally based on the average share price over a specified period. Additionally, we recognized a $23.8 million charge to reserve certain other amounts associated with our CJES holdings including affiliate receivables.

Throughout the second quarter of 2016, CJES issued multiple statements regarding a potential restructuring of the company in response to its failure to satisfy covenants set forth under its credit agreements. On July 8, 2016, CJES announced a restructuring plan that it agreed to with lenders under its credit agreement in which it expects to voluntarily commence a reorganization under chapter 11 of the U.S. Bankruptcy Code. Under this restructuring plan, existing common shareholders would not receive any of the new common shares of the company.  On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, we determined our investment was other than temporarily impaired and recorded a charge of $39.0 million to write off substantially all of the remaining net book value of our investment. In anticipation of CJES’s bankruptcy filing, we recognized an additional $3.9 million in professional fees incurred in connection with our efforts to preserve the value of our CJES holdings. These charges are reflected in other expense (income), net in our condensed consolidated statement of income (loss) for the three and six months ended June 30, 2016. See Note 9 – Supplemental Balance Sheet, Income Statement and Cash Flow Information. Beginning in the third quarter of 2016, we expect to no longer report our investment in CJES as an equity method investment.

The following table presents summarized income statement (loss) information for CJES for each of the three months ended December 31, 2015 and March 31, 2016, which is reflected in earnings (losses) from unconsolidated affiliates in our condensed consolidated statement of income (loss) for the three and six months ended June 30, 2016:

	Three Months Ended
	March 31,	December 31,
	2016	2015
	(In thousands)
Gross revenues	$269,615	$409,011
Gross margin	7,849	37,417
Net income (loss)	(428,412)	(321,742)
Nabors' share of equity method earnings (losses)	(54,788)	(167,145)

Note 4 Fair Value Measurements

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2016 consist of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three and six months ended June 30, 2016, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The majority of our short-term investments are categorized as Level 1 and had a fair value of $22.1 million as of June 30, 2016.

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily to assets held for sale, goodwill, equity method investments, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and our pipeline contractual commitment.

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with GAAP. The fair value of our long-term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third-party financial institutions. The fair value of our debt instruments is determined using Level 2 measurements. The carrying and fair values of these liabilities were as follows:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
2.35% senior notes due September 2016	$338,549	$338,350	$347,955	$347,708
6.15% senior notes due February 2018	827,868	857,192	921,162	935,962
9.25% senior notes due January 2019	303,489	322,648	339,607	342,575
5.00% senior notes due September 2020	669,387	635,465	683,839	617,409
4.625% senior notes due September 2021	698,748	642,250	698,628	581,630
5.10% senior notes due September 2023	349,084	312,596	349,021	280,907
Term loan facility	325,000	325,000	325,000	325,000
Revolving credit facility	—	—	—	—
Commercial paper	6,500	6,500	8,000	8,000
Other	175	175	6,508	6,508
	3,518,800	3,440,176	3,679,720	3,445,699
Less: Deferred financing costs	15,453		18,012
	$3,503,347		$3,661,708

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Debt

Debt consisted of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
2.35% senior notes due September 2016 (1)	$338,549	$347,955
6.15% senior notes due February 2018	827,868	921,162
9.25% senior notes due January 2019	303,489	339,607
5.00% senior notes due September 2020	669,387	683,839
4.625% senior notes due September 2021	698,748	698,628
5.10% senior notes due September 2023	349,084	349,021
Term loan facility	325,000	325,000
Revolving credit facility	—	—
Commercial paper	6,500	8,000
Other	175	6,508
	3,518,800	3,679,720
Less: current portion	175	6,508
Less: deferred financing costs	15,453	18,012
	$3,503,172	$3,655,200

(1)	The 2.35% senior notes due September 2016 have been classified as long-term because we have the ability and intent to repay this obligation utilizing our revolving credit facility.

During the six months ended June 30, 2016, we repurchased $154.1 million aggregate principal amount of our senior notes (all of which is now held by a consolidated affiliate) at various maturities for approximately $150.4 million in cash, reflecting principal and approximately $2.9 million of accrued and unpaid interest. The discount represents the gain on the debt buybacks and is included in other expense (income), net in our condensed consolidated statement of income (loss) for the six months ended June 30, 2016.

Commercial Paper Program

As of June 30, 2016, we had approximately $6.5 million of commercial paper outstanding.  The weighted average interest rate on borrowings at June 30, 2016 was 1.10%.  Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now.

Revolving Credit Facility

As of June 30, 2016, we had no borrowings outstanding under this facility, which matures in July 2020. The weighted average interest rate on borrowings during the period ended June 30, 2016 was 1.79%. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. We were in compliance with all covenants under the agreement at June 30, 2016. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Term Loan Facility

On February 6, 2015, Nabors Delaware entered into an unsecured term loan facility for $300.0 million with a three-year maturity, which was fully and unconditionally guaranteed by us. Under the new term loan facility, we were required to prepay the loan upon the closing of the Merger, or if we otherwise disposed of assets, issued term debt, or issued equity with net proceeds of more than $70.0 million, subject to certain exceptions. The term loan agreement contained customary representations and warranties, covenants and events of default for loan facilities of this type.  On March 27, 2015, we repaid the $300.0 million term loan according to the terms of the agreement, using a portion of the cash consideration received in connection with the Merger and the facility was terminated.

On September 29, 2015, Nabors Delaware entered into a new five-year unsecured term loan facility for $325.0 million, which is fully and unconditionally guaranteed by us. The term loan facility contains a mandatory prepayment of $162.5 million due in September 2018. As of June 30, 2016, we had $325.0 million of borrowings outstanding under this facility.  The weighted average interest rate on borrowings at June 30, 2016 was 1.70%. Borrowings under this facility will bear interest for periods of one, two, three or six months, at an annual rate equal to LIBOR, plus the applicable interest margin. The interest margin is based on our long-term unsecured credit rating for debt as in effect from time to time.

Note 6 Common Shares

During the six months ended June 30, 2016, we repurchased 0.3 million of our common shares in the open market for $1.7 million, all of which are held in treasury.

On April 29, 2016, a cash dividend of $0.06 per share was declared for shareholders of record on June 10, 2016. The dividend was paid on July 1, 2016 in the amount of $17.0 million and was charged to retained earnings in our condensed consolidated statement of changes in equity for the six months ended June 30, 2016.

Note 7 Commitments and Contingencies

Contingencies

Income Tax

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

We have received an assessment from a tax authority in Latin America in connection with a 2007 income tax return. The assessment relates to the denial of depreciation expense deductions related to drilling rigs. Similar deductions were taken for tax years 2009 and 2010. Although Nabors and its tax advisors believe these deductions are appropriate and intend to continue to defend our position, we have recorded a partial reserve to account for this contingency. If we ultimately do not prevail, we estimate that we would be required to recognize additional tax expense in the range of $3 million to $8 million.

Self-Insurance

We estimate the level of our liability related to insurance and record reserves for these amounts in our condensed consolidated financial statements. Our estimates are based on the facts and circumstances specific to existing claims and our past experience with similar claims. These loss estimates and accruals recorded in our financial statements for claims have historically been reasonable in light of the actual amount of claims paid and are actuarially supported. Although we believe our insurance coverage and reserve estimates are reasonable, a significant accident or other event that is not fully covered by insurance or contractual indemnity could occur and could materially affect our financial position and results of operations for a particular period.

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

Litigation

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our condensed consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period.

In 2009, the Court of Ouargla entered a judgment of approximately $13.0 million (at June 30, 2016 exchange rates) against us relating to alleged customs infractions in Algeria.  We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court (the “Supreme Court”). In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We again lodged an appeal to the Supreme Court, asserting the same challenges as before. While the appeal was pending, the Hassi Messaoud customs office initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. The customs authority demanded 50% of the total fine as a final settlement and seized additional funds of approximately $3.6 million. We have recorded a reserve in the amount of the posted security. The matter was heard by the Supreme Court on February 26, 2015, and on March 26, 2015, that court set aside the judgment of the Ouargla Court of Appeals and remanded the case to that court for further proceedings. A hearing was held on October 28, 2015 in the Ouargla Court of Appeals and on November 4, 2015, the court affirmed the Supreme Court’s decision that we were not guilty. We have filed an application to the Conseil d’Etat in an effort to recover amounts previously paid by us. A portion of those amounts has been returned, and our efforts to recover the additional $4.4 million continue.

In March 2011, the Court of Ouargla entered a judgment of approximately $25.5 million (at June 30, 2016 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $17.5 million in excess of amounts accrued.

In 2012, Nabors Global Holdings II Limited (“NGH2L”) signed a contract with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company.  When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. We successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012. We completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction. The defendants made numerous jurisdictional challenges and on April 30, 2015, ERG filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Accordingly, the civil actions are currently subject to the bankruptcy stay and the claims in the suit are assets of the estate. Nabors is monitoring the bankruptcy proceeding closely to determine how it will affect the pending litigation. The lawsuit was stayed, pending further court actions, including appeals of the jurisdictional decisions.  On June 17, 2016, the Texas Supreme Court issued it opinion on the jurisdictional appeal holding that jurisdiction exists in Texas for Ramshorn, but not for Parex Bermuda or Parex Canada.  ERG retains its causes of action for monetary damages, but we believe the claims are foreclosed by the terms of the agreement and are without factual or legal merit. Although we are vigorously defending the lawsuit, its ultimate outcome cannot be determined at this time.

On July 30, 2014, we and Red Lion, along with C&J Energy and its board of directors, were sued in a putative shareholder class action filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”). The plaintiff alleges that the members of the C&J Energy board of directors breached their fiduciary duties in connection with the Merger, and that Red Lion and C&J Energy aided and abetted these alleged breaches. The plaintiff sought to enjoin the defendants from proceeding with or consummating the Merger and the C&J Energy stockholder meeting for approval of the Merger and, to the extent that the Merger was completed before any relief was granted, to have the Merger rescinded. On November 10, 2014, the plaintiff filed a motion for a preliminary injunction, and, on November 24, 2014, the Court of Chancery entered a bench ruling, followed by a written order on November 25, 2014, that (i) ordered certain members of the C&J Energy board of directors to solicit for a 30 day period alternative proposals to purchase C&J Energy (or a controlling stake in C&J Energy) that were superior to the Merger, and (ii) preliminarily enjoined C&J Energy from holding its stockholder meeting until it complied with the foregoing. C&J Energy complied with the order while it simultaneously pursued an expedited appeal of the Court of Chancery’s order to the Supreme Court of the State of Delaware (the “Delaware Supreme Court”). On December 19, 2014, the Delaware Supreme Court overturned the Court of Chancery’s judgment and vacated the order. This case remains pending. Nabors and the C&J Energy defendants filed a motion to dismiss and a hearing was held April 26, 2016 and we await the Court’s ruling.  Preliminary settlement discussions are underway.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2016	2017	2018	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$107,168	142,859	—	—	$250,027

Note 8 Earnings (Losses) Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(186,565)	$(41,890)	$(583,209)	$82,472
Less: net (income) loss attributable to noncontrolling interest	2,899	44	2,175	133
Less: (earnings) losses allocated to unvested shareholders	3,786	720	11,985	(1,311)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(179,880)	$(41,126)	$(569,049)	$81,294
Income (loss) from discontinued operations, net of tax	$(984)	$5,025	$(1,910)	$4,208
Weighted-average number of shares outstanding - basic	276,550	286,085	276,201	285,723
Earnings (losses) per share:
Basic from continuing operations	$(0.65)	$(0.14)	$(2.06)	$0.28
Basic from discontinued operations	—	0.01	(0.01)	0.02
Total Basic	$(0.65)	$(0.13)	$(2.07)	$0.30
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(179,880)	$(41,126)	$(569,049)	$81,294
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	5
Adjusted income (loss) from continuing operations, net of tax - diluted	$(179,880)	$(41,126)	$(569,049)	$81,299
Income (loss) from discontinued operations, net of tax	$(984)	$5,025	$(1,910)	$4,208
Weighted-average number of shares outstanding - basic	276,550	286,085	276,201	285,723
Add: dilutive effect of potential common shares	—	—	—	978
Weighted-average number of shares outstanding - diluted	276,550	286,085	276,201	286,701
Earnings (losses) per share:
Diluted from continuing operations	$(0.65)	$(0.14)	$(2.06)	$0.28
Diluted from discontinued operations	—	0.01	(0.01)	0.02
Total Diluted	$(0.65)	$(0.13)	$(2.07)	$0.30

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Potentially dilutive securities excluded as anti-dilutive	5,379,424	9,860,422	5,397,068	6,325,598

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

Note 9 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities included the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Accrued compensation	$107,168	$120,204
Deferred revenue	322,029	340,472
Other taxes payable	27,244	39,850
Workers’ compensation liabilities	37,459	37,459
Interest payable	58,204	62,776
Litigation reserves	25,187	27,097
Current liability to discontinued operations	5,570	5,197
Current liability to acquisition of KVS	22,278	22,278
Other accrued liabilities	44,880	31,280
	$650,019	$686,613

Investment income (loss) included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Interest and dividend income	$242	$1,068	$614	$1,602
Gains (losses) on investments, net	28	113	(1)	548
	$270	$1,181	$613	$2,150

Other expense (income), net included the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016		2015	2016		2015
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$28,683	(1)	$(749)	$33,981	(1)	$2,725
Impairment of our CJES holdings (2)	42,875		—	220,117		—
Merger transaction (3)	—		—	—		(52,574)
Litigation expenses	(313)		2,133	324		(1,944)
Foreign currency transaction losses (gains)	2,804		1,797	7,018		(548)
Gain on debt buyback	—		—	(6,027)		—
Other losses (gains)	558		(1,843)	1,598		(2,163)
	$74,607		$1,338	$257,011		$(54,504)

(1)

Includes charges of $19.7 million and $22.4 million, respectively, for the three and six months ended June 30, 2016 related to a reserve for amounts associated with our retained interest in the oil and gas properties located on the North Slope of Alaska and a $3.8 million charge to reduce the carrying value of one of our jack-up rigs, which was re-classified as held for sale at June 30, 2016, to its estimated fair value based on expected sales price.

(2)	Represents impairment charges related to our CJES holdings. See Note 3 — Investments in Unconsolidated Affiliates.

(3)	Includes the gain and transaction costs associated with the Merger. See Note 3 — Investments in Unconsolidated Affiliates.

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2015	$(2,044)	$14,996	$(7,263)	$71,833	$77,522
Other comprehensive income (loss) before reclassifications	—	(2,000)	—	(56,266)	(58,266)
Amounts reclassified from accumulated other comprehensive income (loss)	187	—	348	5,365	5,900
Net other comprehensive income (loss)	187	(2,000)	348	(50,901)	(52,366)
As of June 30, 2015	$(1,857)	$12,996	$(6,915)	$20,932	$25,156

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2016	$(1,670)	$(314)	$(6,568)	$(39,041)	$(47,593)
Other comprehensive income (loss) before reclassifications	—	2,049	—	36,820	38,869
Amounts reclassified from accumulated other comprehensive income (loss)	187	—	287	—	474
Net other comprehensive income (loss)	187	2,049	287	36,820	39,343
As of June 30, 2016	$(1,483)	$1,735	$(6,281)	$(2,221)	$(8,250)

(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Interest expense	$153	$153	306	306
General and administrative expenses	294	276	468	552
Other expense (income), net	—	—	—	5,365
Total before tax	(447)	(429)	(774)	(6,223)
Tax expense (benefit)	(171)	(161)	(300)	(323)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(276)	$(268)	$(474)	$(5,900)

Note 10 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of June 30, 2016 and December 31, 2015 was $86.6 million and $75.7 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $78.5 million and $73.6 million as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing regarding our oil and gas properties classified as discontinued operations.  At June 30, 2016, our undiscounted contractual commitments for these contracts approximated $21.4 million and we had liabilities of $15.2 million, $5.6 million of which were classified as current and were included in accrued liabilities.  At December 31, 2015, our undiscounted contractual commitments for these contracts approximated $23.3 million and we had liabilities of $16.1 million, $5.2 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Operating revenues (1)	$384	$855	$761	$2,305
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(1,335)	$(1,129)	$(2,661)	$(2,515)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	—	1,031	—	1,031
Less: Income tax expense (benefit)	(351)	(7,185)	(751)	(7,754)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(984)	$5,025	$(1,910)	$4,208

(1)	Reflects operating revenues of our historical oil and gas operating segment.

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Operating revenues: (1)
Drilling & Rig Services:
U.S.	$140,342	$321,169	$289,018	$774,990
Canada	6,617	21,413	24,111	79,253
International	401,024	458,545	802,079	897,706
Rig Services (2)	39,248	100,599	93,101	244,683
Subtotal Drilling & Rig Services	587,231	901,726	1,208,309	1,996,632

Completion & Production Services:
Completion Services	—	—	—	207,860
Production Services	—	—	—	158,512
Subtotal Completion & Production Services	—	—	—	366,372

Other reconciling items (3)	(15,640)	(38,421)	(39,147)	(84,992)
Total	$571,591	$863,305	$1,169,162	$2,278,012

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted operating income (loss): (1) (4)
Drilling & Rig Services:
U.S.	$(48,328)	$31,445	$(95,887)	$108,483
Canada	(10,831)	(8,268)	(18,109)	(1,910)
International	53,859	83,571	100,731	182,373
Rig Services (2)	(19,657)	(1,575)	(30,301)	11,298
Subtotal Drilling & Rig Services	(24,957)	105,173	(43,566)	300,244

Completion & Production Services:
Completion Services	—	—	—	(55,243)
Production Services	—	—	—	(3,559)
Subtotal Completion & Production Services	—	—	—	(58,802)

Other reconciling items (5)	(28,448)	(34,876)	(63,605)	(84,200)
Total	$(53,405)	$70,297	$(107,171)	$157,242

Earnings (losses) from unconsolidated affiliates (6)	$(54,769)	$(1,116)	$(221,920)	$5,386

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total adjusted operating income (loss) (4)	$(53,405)	$70,297	$(107,171)	$157,242
Earnings (losses) from unconsolidated affiliates (6)	(54,769)	(1,116)	(221,920)	5,386
Investment income	270	1,181	613	2,150
Interest expense	(45,237)	(44,469)	(90,967)	(91,070)
Other, net	(74,607)	(1,338)	(257,011)	54,504
Income (loss) from continuing operations before income taxes	$(227,748)	$24,555	$(676,456)	$128,212

	June 30,	December 31,
	2016	2015
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$3,450,492	$3,654,216
Canada	347,129	371,151
International	3,799,976	4,108,416
Rig Services	400,737	430,319
Subtotal Drilling & Rig Services	7,998,334	8,564,102
Investment in unconsolidated affiliates (7)	888	415,177
Other reconciling items (5)	657,083	558,561
Total	$8,656,305	$9,537,840

(1)	All periods present the operating activities of most of our wholly owned oil and gas businesses as discontinued operations.

(2)	Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)	Represents the elimination of inter-segment transactions.

(4)

Adjusted operating income (loss) is computed by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues. Adjusted operating income (loss) is a non-GAAP measure and should not be used in isolation or as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our operating segments and the consolidated company based on several criteria, including adjusted EBITDA and adjusted operating income (loss), because it believes that these financial measures accurately reflect our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Other companies in our industry may compute these measures differently. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(5)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures

(6)

Represents our share of the net income (loss), as adjusted for our basis difference, of our unconsolidated affiliates accounted for by the equity method including losses of $54.8 million and $221.9 million for the three and six months ended June 30, 2016, respectively, and $0.8 million for each of the three and six months ended June 30, 2015, related to our share of the net loss of CJES, which we report on a one-quarter lag.

(7)	Represents our investments in unconsolidated affiliates accounted for using the equity method as of June 30, 2016 and December 31, 2015, respectively, including our investment in CJES.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, statements of income (loss) and statements of other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and statements of cash flows for the six months ended June 30, 2016 and 2015 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	June 30, 2016
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$5,598	$11	$228,143	$—	$233,752
Short-term investments	—	—	22,104	—	22,104
Assets held for sale	—	—	86,608	—	86,608
Accounts receivable, net	—	—	504,099	—	504,099
Inventory	—	—	151,753	—	151,753
Other current assets	50	7,303	185,574	—	192,927
Total current assets	5,648	7,314	1,178,281	—	1,191,243
Property, plant and equipment, net	—	—	6,765,257	—	6,765,257
Goodwill	—	—	167,275	—	167,275
Intercompany receivables	146,459	11,000	1,375,405	(1,532,864)	—
Investment in consolidated affiliates	3,649,062	4,850,411	1,092,713	(9,592,186)	—
Investment in unconsolidated affiliates	—	—	888	—	888
Deferred tax assets	—	404,434	—	(404,434)	—
Other long-term assets	—	362	753,290	(222,010)	531,642
Total assets	$3,801,169	$5,273,521	$11,333,109	$(11,751,494)	$8,656,305

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$175	$—	$175
Trade accounts payable	157	—	199,462	—	199,619
Accrued liabilities	20,162	64,571	565,286	—	650,019
Income taxes payable	—	—	18,362	—	18,362
Total current liabilities	20,319	64,571	783,285	—	868,175
Long-term debt	—	3,725,182	—	(222,010)	3,503,172
Other long-term liabilities	—	22,554	495,481	—	518,035
Deferred income taxes	—	—	448,659	(404,434)	44,225
Intercompany payable	65,000	1,467,864	—	(1,532,864)	—
Total liabilities	85,319	5,280,171	1,727,425	(2,159,308)	4,933,607
Shareholders’ equity	3,715,850	(6,650)	9,598,836	(9,592,186)	3,715,850
Noncontrolling interest	—	—	6,848	—	6,848
Total equity	3,715,850	(6,650)	9,605,684	(9,592,186)	3,722,698
Total liabilities and equity	$3,801,169	$5,273,521	$11,333,109	$(11,751,494)	$8,656,305

Condensed Consolidating Balance Sheets

	December 31, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$873	$10	$253,647	$—	$254,530
Short-term investments	—	—	20,059	—	20,059
Assets held for sale	—	—	75,678	—	75,678
Accounts receivable, net	—	—	784,671	—	784,671
Inventory	—	—	153,824	—	153,824
Other current assets	50	9,016	178,069	—	187,135
Total current assets	923	9,026	1,465,948	—	1,475,897
Property, plant and equipment, net	—	—	7,027,802	—	7,027,802
Goodwill	—	—	166,659	—	166,659
Intercompany receivables	139,366	11,000	1,260,310	(1,410,676)	—
Investment in consolidated affiliates	4,183,362	4,973,327	1,284,225	(10,440,914)	—
Investment in unconsolidated affiliates	—	—	415,177	—	415,177
Deferred tax assets	—	366,818	—	(366,818)	—
Other long-term assets	—	12,907	507,336	(67,938)	452,305
Total assets	$4,323,651	$5,373,078	$12,127,457	$(12,286,346)	$9,537,840

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$6,508	$—	$6,508
Trade accounts payable	71	3	271,910	—	271,984
Accrued liabilities	370	64,550	621,693	—	686,613
Income taxes payable	—	—	41,394	—	41,394
Total current liabilities	441	64,553	941,505	—	1,006,499
Long-term debt	—	3,723,138	—	(67,938)	3,655,200
Other long-term liabilities	—	35,086	517,861	—	552,947
Deferred income taxes	—	—	396,144	(366,818)	29,326
Intercompany payable	40,500	1,370,176	—	(1,410,676)	—
Total liabilities	40,941	5,192,953	1,855,510	(1,845,432)	5,243,972
Shareholders’ equity	4,282,710	180,125	10,260,789	(10,440,914)	4,282,710
Noncontrolling interest	—	—	11,158	—	11,158
Total equity	4,282,710	180,125	10,271,947	(10,440,914)	4,293,868
Total liabilities and equity	$4,323,651	$5,373,078	$12,127,457	$(12,286,346)	$9,537,840

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$571,591	$—	$571,591
Earnings (losses) from unconsolidated affiliates	—	—	(54,769)	—	(54,769)
Earnings (losses) from consolidated affiliates	(182,149)	(17,025)	(49,190)	248,364	—
Investment income (loss)	1	9	3,241	(2,981)	270
Intercompany interest income	9	95	—	(104)	—
Total revenues and other income	(182,139)	(16,921)	470,873	245,279	517,092
Costs and other deductions:
Direct costs	—	—	341,279	—	341,279
General and administrative expenses	2,352	135	54,294	(157)	56,624
Research and engineering	—	—	8,180	—	8,180
Depreciation and amortization	—	31	218,882	—	218,913
Interest expense	—	51,059	(5,822)	—	45,237
Other, net	159	(65)	74,356	157	74,607
Intercompany interest expense	—	—	104	(104)	—
Total costs and other deductions	2,511	51,160	691,273	(104)	744,840
Income (loss) from continuing operations before income taxes	(184,650)	(68,081)	(220,400)	245,383	(227,748)
Income tax expense (benefit)	—	(18,891)	(22,292)	—	(41,183)
Income (loss) from continuing operations, net of tax	(184,650)	(49,190)	(198,108)	245,383	(186,565)
Income (loss) from discontinued operations, net of tax	—	—	(984)	—	(984)
Net income (loss)	(184,650)	(49,190)	(199,092)	245,383	(187,549)
Less: Net (income) loss attributable to noncontrolling interest	—	—	2,899	—	2,899
Net income (loss) attributable to Nabors	$(184,650)	$(49,190)	$(196,193)	$245,383	$(184,650)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$863,305	$—	$863,305
Earnings from unconsolidated affiliates	—	—	(1,116)	—	(1,116)
Earnings (losses) from consolidated affiliates	(34,151)	53,933	24,751	(44,533)	—
Investment income (loss)	—	555	2,953	(2,327)	1,181
Intercompany interest income	—	2,187	—	(2,187)	—
Total revenues and other income	(34,151)	56,675	889,893	(49,047)	863,370
Costs and other deductions:
Direct costs	—	—	488,522	—	488,522
General and administrative expenses	2,112	(681)	74,519	(140)	75,810
Research and engineering	—	—	10,480	—	10,480
Depreciation and amortization	—	31	218,165	—	218,196
Interest expense	(1)	49,713	(5,243)	—	44,469
Other, net	535	—	663	140	1,338
Intercompany interest expense	24	—	2,163	(2,187)	—
Total costs and other deductions	2,670	49,063	789,269	(2,187)	838,815
Income (loss) from continuing operations before income taxes	(36,821)	7,612	100,624	(46,860)	24,555
Income tax expense (benefit)	—	(17,139)	83,584	—	66,445
Income (loss) from continuing operations, net of tax	(36,821)	24,751	17,040	(46,860)	(41,890)
Income (loss) from discontinued operations, net of tax	—	—	5,025	—	5,025
Net income (loss)	(36,821)	24,751	22,065	(46,860)	(36,865)
Less: Net (income) loss attributable to noncontrolling interest	—	—	44	—	44
Net income (loss) attributable to Nabors	$(36,821)	$24,751	$22,109	$(46,860)	$(36,821)

Condensed Consolidating Statements of Income (Loss)

	Six Months Ended June 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,169,162	$—	$1,169,162
Earnings (losses) from unconsolidated affiliates	—	—	(221,920)	—	(221,920)
Earnings (losses) from consolidated affiliates	(577,919)	(123,112)	(187,160)	888,191	—
Investment income (loss)	1	132	6,442	(5,962)	613
Intercompany interest income	9	255	—	(264)	—
Total revenues and other income	(577,909)	(122,725)	766,524	881,965	947,855
Costs and other deductions:
Direct costs	—	—	706,302	—	706,302
General and administrative expenses	4,714	266	114,292	(314)	118,958
Research and engineering	—	—	16,342	—	16,342
Depreciation and amortization	—	62	434,669	—	434,731
Interest expense	—	101,723	(10,756)	—	90,967
Other, net	316	—	256,381	314	257,011
Intercompany interest expense	5	—	259	(264)	—
Total costs and other deductions	5,035	102,051	1,517,489	(264)	1,624,311
Income (loss) from continuing operations before income taxes	(582,944)	(224,776)	(750,965)	882,229	(676,456)
Income tax expense (benefit)	—	(37,616)	(55,631)	—	(93,247)
Income (loss) from continuing operations, net of tax	(582,944)	(187,160)	(695,334)	882,229	(583,209)
Income (loss) from discontinued operations, net of tax	—	—	(1,910)	—	(1,910)
Net income (loss)	(582,944)	(187,160)	(697,244)	882,229	(585,119)
Less: Net (income) loss attributable to noncontrolling interest	—	—	2,175	—	2,175
Net income (loss) attributable to Nabors	$(582,944)	$(187,160)	$(695,069)	$882,229	$(582,944)

Condensed Consolidating Statements of Income (Loss)

	Six Months Ended June 30, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$2,278,012	$—	$2,278,012
Earnings from unconsolidated affiliates	—	—	5,386	—	5,386
Earnings (losses) from consolidated affiliates	103,886	7,493	(53,687)	(57,692)	—
Investment income (loss)	—	560	6,244	(4,654)	2,150
Intercompany interest income	—	4,626	—	(4,626)	—
Total revenues and other income	103,886	12,679	2,235,955	(66,972)	2,285,548
Costs and other deductions:
Direct costs	—	—	1,408,132	—	1,408,132
General and administrative expenses	4,831	(323)	187,016	(284)	191,240
Research and engineering	—	—	22,183	—	22,183
Depreciation and amortization	—	643	498,572	—	499,215
Interest expense	(1)	101,977	(10,906)	—	91,070
Other, net	12,219	—	(67,007)	284	(54,504)
Intercompany interest expense	24	—	4,602	(4,626)	—
Total costs and other deductions	17,073	102,297	2,042,592	(4,626)	2,157,336
Income (loss) from continuing operations before income taxes	86,813	(89,618)	193,363	(62,346)	128,212
Income tax expense (benefit)	—	(35,931)	81,671	—	45,740
Income (loss) from continuing operations, net of tax	86,813	(53,687)	111,692	(62,346)	82,472
Income (loss) from discontinued operations, net of tax	—	—	4,208	—	4,208
Net income (loss)	86,813	(53,687)	115,900	(62,346)	86,680
Less: Net (income) loss attributable to noncontrolling interest	—	—	133	—	133
Net income (loss) attributable to Nabors	$86,813	$(53,687)	$116,033	$(62,346)	$86,813

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(184,650)	$(49,190)	$(196,193)	$245,383	$(184,650)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized loss on translation adjustment	3,458	46	3,504	(3,550)	3,458
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	3,458	46	3,504	(3,550)	3,458
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	1,280	—	1,280	(1,280)	1,280
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	1,280	—	1,280	(1,280)	1,280
Pension liability amortization and adjustment	294	294	588	(882)	294
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	5,185	493	5,525	(6,018)	5,185
Income tax expense (benefit) related to items of other comprehensive income (loss)	171	171	283	(454)	171
Other comprehensive income (loss), net of tax	5,014	322	5,242	(5,564)	5,014
Comprehensive income (loss) attributable to Nabors	(179,636)	(48,868)	(190,951)	239,819	(179,636)
Net income (loss) attributable to noncontrolling interest	—	—	(2,899)	—	(2,899)
Translation adjustment attributable to noncontrolling interest	—	—	42	—	42
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(2,857)	—	(2,857)
Comprehensive income (loss)	$(179,636)	$(48,868)	$(193,808)	$239,819	$(182,493)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(36,821)	$24,751	$22,109	$(46,860)	$(36,821)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized loss on translation adjustment	12,273	—	12,273	(12,273)	12,273
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	12,273	—	12,273	(12,273)	12,273
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(2,153)	—	(2,153)	2,153	(2,153)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(2,153)	—	(2,153)	2,153	(2,153)
Pension liability amortization and adjustment	276	276	552	(828)	276
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	10,549	429	10,825	(11,254)	10,549
Income tax expense (benefit) related to items of other comprehensive income (loss)	161	161	263	(424)	161
Other comprehensive income (loss), net of tax	10,388	268	10,562	(10,830)	10,388
Comprehensive income (loss) attributable to Nabors	(26,433)	25,019	32,671	(57,690)	(26,433)
Net income (loss) attributable to noncontrolling interest	—	—	(44)	—	(44)
Translation adjustment attributable to noncontrolling interest	—	—	162	—	162
Comprehensive income (loss) attributable to noncontrolling interest	—	—	118	—	118
Comprehensive income (loss)	$(26,433)	$25,019	$32,789	$(57,690)	$(26,315)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(582,944)	$(187,160)	$(695,069)	$882,229	$(582,944)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors:
Unrealized loss on translation adjustment	36,820	—	36,820	(36,820)	36,820
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	36,820	—	36,820	(36,820)	36,820
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	2,049	—	2,049	(2,049)	2,049
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	2,049	—	2,049	(2,049)	2,049
Pension liability amortization and adjustment	468	468	936	(1,404)	468
Unrealized gains (losses) and amortization on cash flow hedges	306	306	306	(612)	306
Other comprehensive income (loss) before tax	39,643	774	40,111	(40,885)	39,643
Income tax expense (benefit) related to items of other comprehensive income (loss)	300	300	481	(781)	300
Other comprehensive income (loss), net of tax	39,343	474	39,630	(40,104)	39,343
Comprehensive income (loss) attributable to Nabors	(543,601)	(186,686)	(655,439)	842,125	(543,601)
Net income (loss) attributable to noncontrolling interest	—	—	(2,175)	—	(2,175)
Translation adjustment attributable to noncontrolling interest	—	—	461	—	461
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(1,714)	—	(1,714)
Comprehensive income (loss)	$(543,601)	$(186,686)	$(657,153)	$842,125	$(545,315)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$86,813	$(53,687)	$116,033	$(62,346)	$86,813
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors:
Unrealized loss on translation adjustment	(56,266)	51	(56,215)	56,164	(56,266)
Less: reclassification adjustment for realized loss on translation adjustment	5,365	—	5,365	(5,365)	5,365
Translation adjustment attributable to Nabors	(50,901)	51	(50,850)	50,799	(50,901)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(2,000)	—	(2,000)	2,000	(2,000)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(2,000)	—	(2,000)	2,000	(2,000)
Pension liability amortization and adjustment	552	552	1,104	(1,656)	552
Unrealized gains (losses) and amortization on cash flow hedges	306	306	306	(612)	306
Other comprehensive income (loss) before tax	(52,043)	909	(51,440)	50,531	(52,043)
Income tax expense (benefit) related to items of other comprehensive income (loss)	323	323	527	(850)	323
Other comprehensive income (loss), net of tax	(52,366)	586	(51,967)	51,381	(52,366)
Comprehensive income (loss) attributable to Nabors	34,447	(53,101)	64,066	(10,965)	34,447
Net income (loss) attributable to noncontrolling interest	—	—	(133)	—	(133)
Translation adjustment attributable to noncontrolling interest	—	—	(718)	—	(718)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(851)	—	(851)
Comprehensive income (loss)	$34,447	$(53,101)	$63,215	$(10,965)	$33,596

Condensed Consolidating Statements Cash Flows

	Six Months Ended June 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$4,370	$(134,437)	$469,720	$(2,981)	$336,672
Cash flows from investing activities:
Sales and maturities of investments	—	—	367	—	367
Capital expenditures	—	—	(193,234)	—	(193,234)
Proceeds from sales of assets and insurance claims	—	—	13,834	—	13,834
Change in intercompany balances	—	135,938	(135,938)	—	—
Other	—	—	38	—	38
Net cash provided by (used for) investing activities	—	135,938	(314,933)	—	(178,995)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	294	—	294
Proceeds from revolving credit facilities	—	260,000	—	—	260,000
Reduction in revolving credit facilities	—	(260,000)	—	—	(260,000)
Proceeds from (payments for) issuance of common shares	39	—	—	—	39
Repurchase of common shares	—	—	(1,687)	—	(1,687)
Reduction in long-term debt	—	—	(148,045)	—	(148,045)
Dividends to shareholders	(19,903)	—	—	2,981	(16,922)
Proceeds from (payments for) commercial paper, net	—	(1,500)	—	—	(1,500)
Proceeds from (payments for) short-term borrowings	—	—	(6,333)	—	(6,333)
Proceeds from issuance of intercompany debt	24,500	—	(24,500)	—	—
Other	(4,281)	—	1	—	(4,280)
Net cash (used for) provided by financing activities	355	(1,500)	(180,270)	2,981	(178,434)
Effect of exchange rate changes on cash and cash equivalents	—	—	(21)	—	(21)
Net increase (decrease) in cash and cash equivalents	4,725	1	(25,504)	—	(20,778)
Cash and cash equivalents, beginning of period	873	10	253,647	—	254,530
Cash and cash equivalents, end of period	$5,598	$11	$228,143	$—	$233,752

Condensed Consolidating Statements Cash Flows

	Six Months Ended June 30, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$40,628	$(120,729)	$623,481	$(25,976)	$517,404
Cash flows from investing activities:
Purchases of investments	—	—	(8)	—	(8)
Sales and maturities of investments	—	—	745	—	745
Proceeds from sales of assets and insurance claims	—	—	—	—	—
Cash paid for acquisitions of businesses, net	—	—	(57,909)	—	(57,909)
Investments in unconsolidated affiliates	—	—	(445)	—	(445)
Proceeds from merger transaction	5,500	646,078	8,472	—	660,050
Capital expenditures	—	—	(566,672)	—	(566,672)
Proceeds from sale of assets and insurance claims	—	—	24,790	—	24,790
Other	—	—	1,809	—	1,809
Change in intercompany balances	—	45,063	(45,063)	—	—
Net cash provided by (used for) investing activities	5,500	691,141	(634,281)	—	62,360
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	310	—	310
Proceeds from (payments for) issuance of parent common shares to affiliates	1,198	—	—	—	1,198
Dividends to shareholders	(39,634)	—	—	4,654	(34,980)
Proceeds from (payments for) commercial paper, net	—	(208,467)	—	—	(208,467)
Proceeds from issuance of intercompany debt	27,000	88,058	(115,058)	—	—
Reduction in revolving credit facilities	—	(450,000)	—	—	(450,000)
Proceeds from term loan	—	300,000	—	—	300,000
Payments on term loan	—	(300,000)	—	—	(300,000)
Proceeds from short-term borrowings	—	—	60,169	—	60,169
Paydown of intercompany debt	(27,000)	—	27,000	—	—
Payments on parent (Equity or N/P)	—	—	(21,322)	21,322	—
Other	(7,426)	—	—	—	(7,426)
Net cash (used for) provided by financing activities	(45,862)	(570,409)	(48,901)	25,976	(639,196)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,042)	—	(5,042)
Net increase (decrease) in cash and cash equivalents	266	3	(64,743)	—	(64,474)
Cash and cash equivalents, beginning of period	1,170	7	499,972	—	501,149
Cash and cash equivalents, end of period	$1,436	$10	$435,229	$—	$436,675

Note 13 Subsequent Events

On July 29, 2016, our Board of Directors declared a cash dividend of $0.06 per common share, which will be paid on October 4, 2016 to shareholders of record at the close of business on September 13, 2016.

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

You should consider the following key factors when evaluating these forward-looking statements:

•	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration and development activities;

•	fluctuations in the demand for our services;

•	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

•	changes in the market value of and other events affecting our investments accounted for using the equity method of accounting;

•	our ability to complete, and realize the expected benefits of, strategic transactions;

•	the existence of operating risks inherent in the oil and gas and oilfield services industries;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business; and

•	general economic conditions, including the capital and credit markets.

The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A. — Risk Factors in our 2015 Annual Report on Form 10-K.

Management Overview

This section is intended to help you understand our results of operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto.

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform, workover and drilling rigs in the United States and multiple international markets. Our Drilling & Rig Services business is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation, optimization software and directional drilling services. Our Drilling & Rig Services business consists of four reportable operating segments: U.S., Canada, International and Rig Services.

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy. In the Merger and related transactions, our wholly-owned interest in our Completion & Production Service business was exchanged for cash and an equity interest in the combined entity, CJES, and is now accounted for as an unconsolidated affiliate as of the acquisition date. See further discussion in Note 3—Investments in Unconsolidated Affiliates. As a result of the Merger, we report our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss). CJES provides well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. As we no longer consolidate the results of operations from our historical Completion & Production Services business, our results of operations for the six months ended June 30, 2015 are not directly comparable to the six months ended June 30, 2016. On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia, our joint venture in Saudi Arabia, making it a wholly owned subsidiary. The effects of the acquisition and the operating results of Nabors Arabia are included in the accompanying unaudited condensed consolidated financial statements beginning on the acquisition date, and are reflected in our International drilling segment.

Financial Results

Operating revenues for the three months ended June 30, 2016 totaled $571.6 million, representing a decrease of $291.7 million, or 34%, as compared to the three months ended June 30, 2015, and $1.2 billion for the six months ended June 30, 2016, representing a decrease of $1.1 billion, or 49%, as compared to the six months ended June 30, 2015. Net loss from continuing operations and adjusted operating loss for the three months ended June 30, 2016 totaled $186.6 million ($0.65 per diluted share) and $53.4 million, respectively, representing decreases of $144.7 million and $123.7 million, respectively, compared to the three months ended June 30, 2015. Net loss from continuing operations and adjusted operating loss for the six months ended June 30, 2016 totaled $583.2 million ($2.06 per diluted share) and $107.2 million, respectively, representing decreases of $665.7 million and $264.4 million, respectively, compared to the six months ended June 30, 2015.

Persistently low oil and gas prices have had a significant impact on the number of rigs working, particularly in the U.S. and Canada although our International Drilling segment has also felt the effect. The decline in global oil prices, and the extended duration of lower prices for both oil and gas, have resulted in dramatic reductions in capital spending on the part of our customers. Together, these trends led to continued reductions in the level of drilling activity in the oil and gas industries on a worldwide basis and had a corresponding adverse impact on our results of operations. In the U.S., our customers' reaction to the decrease in commodity prices resulted in a roughly equal impact on both the number of rigs that are working and the dayrates that we can obtain. We believe the U.S. market has started to stabilize, although we expect our customers to react cautiously to the environment throughout the remainder of 2016 and into early 2017. Internationally, spending cuts have resulted in lower activity levels, as reflected in a reduction in the number of rigs working and resulted in lower operating results for the quarter when compared to the same quarter last year. We anticipate activity levels to decline further within the International Drilling segment throughout the remainder of 2016. Additionally, the Canada market's typical seasonal uptick in the first quarter failed to materialize this year due to market conditions, which was further intensified this quarter by the decline we normally see in the second quarter.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues: (1)
Drilling & Rig Services:
U.S.	$140,342	$321,169	$(180,827)	(56)%	$289,018	$774,990	$(485,972)	(63)%
Canada	6,617	21,413	(14,796)	(69)%	24,111	79,253	(55,142)	(70)%
International	401,024	458,545	(57,521)	(13)%	802,079	897,706	(95,627)	(11)%
Rig Services (2)	39,248	100,599	(61,351)	(61)%	93,101	244,683	(151,582)	(62)%
Subtotal Drilling & Rig Services	587,231	901,726	(314,495)	(35)%	1,208,309	1,996,632	(788,323)	(39)%

Completion & Production Services:
Completion Services	—	—	—	—%	—	207,860	(207,860)	(100)%
Production Services	—	—	—	—%	—	158,512	(158,512)	(100)%
Subtotal Completion & Production Services	—	—	—	—%	—	366,372	(366,372)	(100)%

Other reconciling items (3)	(15,640)	(38,421)	22,781	59%	(39,147)	(84,992)	45,845	54%
Total	$571,591	$863,305	$(291,714)	(34)%	$1,169,162	$2,278,012	$(1,108,850)	(49)%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted EBITDA: (1) (4)
Drilling & Rig Services:
U.S.	$52,878	$136,499	$(83,621)	(61)%	$104,113	$324,244	$(220,131)	(68)%
Canada	360	3,732	(3,372)	(90)%	2,482	22,200	(19,718)	(89)%
International	150,618	177,310	(26,692)	(15)%	298,927	372,099	(73,172)	(20)%
Rig Services (2)	(10,433)	6,341	(16,774)	(265)%	(11,914)	27,924	(39,838)	(143)%
Subtotal Drilling & Rig Services	193,423	323,882	(130,459)	(40)%	393,608	746,467	(352,859)	(47)%

Completion & Production Services:
Completion Services	—	—	—	—%	—	(28,110)	28,110	100%
Production Services	—	—	—	—%	—	23,043	(23,043)	(100)%
Subtotal Completion & Production Services	—	—	—	—%	—	(5,067)	5,067	100%

Other reconciling items (5)	(27,915)	(35,389)	7,474	21%	(66,048)	(84,943)	18,895	22%
Total	$165,508	$288,493	$(122,985)	(43)%	$327,560	$656,457	$(328,897)	(50)%

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2016	2015	Increase/(Decrease)			2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted operating income (loss): (1) (6)
Drilling & Rig Services:
U.S.	$(48,328)	$31,445	$(79,773)	(254)%		$(95,887)	$108,483	$(204,370)	(188)%
Canada	(10,831)	(8,268)	(2,563)	(31)%		(18,109)	(1,910)	(16,199)	n/m	(10)
International	53,859	83,571	(29,712)	(36)%		100,731	182,373	(81,642)	(45)%
Rig Services (2)	(19,657)	(1,575)	(18,082)	n/m	(10)	(30,301)	11,298	(41,599)	n/m	(10)
Subtotal Drilling & Rig Services	(24,957)	105,173	(130,130)	(124)%		(43,566)	300,244	(343,810)	(115)%

Completion & Production Services:
Completion Services	—	—	—	—%		—	(55,243)	55,243	100%
Production Services	—	—	—	—%		—	(3,559)	3,559	100%
Subtotal Completion & Production Services	—	—	—	—%		—	(58,802)	58,802	100%

Other reconciling items (5)	(28,448)	(34,876)	6,428	18%		(63,605)	(84,200)	20,595	24%
Total	$(53,405)	$70,297	$(123,702)	(176)%		$(107,171)	$157,242	$(264,413)	(168)%

Earnings (losses) from unconsolidated affiliates (7)	$(54,769)	$(1,116)	$(53,653)	n/m	(10)	$(221,920)	$5,386	$(227,306)	n/m	(10)

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2016	2015	Increase/(Decrease)			2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Reconciliation of adjusted EBITDA and adjusted operating income (loss) to income (loss) from continuing operations before income taxes:
Total adjusted EBITDA (4)	$165,508	$288,493	$(122,985)	(43)%		$327,560	$656,457	$(328,897)	(50)%
Depreciation and amortization	(218,913)	(218,196)	717	—%		(434,731)	(499,215)	(64,484)	(13)%
Total adjusted operating income (loss) (6)	(53,405)	70,297	(123,702)	(176)%		(107,171)	157,242	(264,413)	(168)%
Earnings (losses) from unconsolidated affiliates (7)	(54,769)	(1,116)	(53,653)	n/m	(10)	(221,920)	5,386	(227,306)	n/m	(10)
Investment income (loss)	270	1,181	(911)	(77)%		613	2,150	(1,537)	(71)%
Interest expense	(45,237)	(44,469)	768	2%		(90,967)	(91,070)	(103)	—%
Other, net	(74,607)	(1,338)	73,269	n/m	(10)	(257,011)	54,504	311,515	n/m	(10)
Income (loss) from continuing operations before income taxes	$(227,748)	$24,555	$(252,303)	n/m	(10)	$(676,456)	$128,212	$(804,668)	n/m	(10)

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2016	2015	Increase/(Decrease)			2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Rig activity:
Rig years: (8)
U.S.	53.7	119.5	(65.8)	(55)%		59.3	143.4	(84.1)	(59)%
Canada	4.2	9.7	(5.5)	(57)%		8.3	17.6	(9.3)	(53)%
International	101.2	127.1	(25.9)	(20)%		105.9	128.6	(22.7)	(18)%
Total rig years	159.1	256.3	(97.2)	(38)%		173.5	289.6	(116.1)	(40)%
Rig hours: (9)
U.S. Production Services	—	—	—	—%		—	129,652	(129,652)	(100)%
Canada Production Services	—	—	—	—%		—	23,947	(23,947)	(100)%
Total rig hours	—	—	—	—%		—	153,599	(153,599)	(100)%

(1)	All periods present the operating activities of most of our wholly owned oil and gas businesses as discontinued operations.

(2)	Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)	Represents the elimination of inter-segment transactions.

(4)

Adjusted EBITDA is computed by subtracting the sum of direct costs, general and administrative expenses and research and engineering expenses from operating revenues. Adjusted EBITDA is a non-GAAP measure and should not be used in isolation or as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our operating segments and the consolidated company based on several criteria, including adjusted EBITDA and adjusted operating income (loss), because it believes that these financial measures accurately reflect our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Other companies in our industry may compute these measures differently. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(5)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(6)

Adjusted operating income (loss) is computed by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues. Adjusted operating income (loss) is a non-GAAP measure and should not be used in isolation or as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our operating segments and the consolidated company based on several criteria, including adjusted EBITDA and adjusted operating income (loss), because it believes that these financial measures accurately reflect our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Other companies in our industry may compute these measures differently. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is a GAAP measure, is provided in the above table.

(7)

Represents our share of the net income (loss), as adjusted for our basis difference, of our unconsolidated affiliates accounted for by the equity method, including losses of $54.8 million and $221.9 million for the three and six months ended June 30, 2016, respectively, and $0.8 million for each of the three and six months ended June 30, 2015, related to our share of the net loss of CJES, which we report on a one-quarter lag.

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

Segment Results of Operations

Drilling & Rig Services

Our Drilling & Rig Services business line is comprised of four operating segments: U.S., Canada, International and Rig Services. For a description of this business line, see Management Overview above. The following table presents our revenues, adjusted EBITDA, adjusted income (loss) and rig years by operating segment, as applicable, for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Operating revenues	$140,342	$321,169	$(180,827)	(56)%	$289,018	$774,990	$(485,972)	(63)%
Adjusted EBITDA	$52,878	$136,499	$(83,621)	(61)%	$104,113	$324,244	$(220,131)	(68)%
Adjusted operating income (loss)	$(48,328)	$31,445	$(79,773)	(254)%	$(95,887)	$108,483	$(204,370)	(188)%
Rig years	53.7	119.5	(65.8)	(55)%	59.3	143.4	(84.1)	(59)%

Canada
Operating revenues	$6,617	$21,413	$(14,796)	(69)%	$24,111	$79,253	$(55,142)	(70)%
Adjusted EBITDA	$360	$3,732	$(3,372)	(90)%	$2,482	$22,200	$(19,718)	(89)%
Adjusted operating income (loss)	$(10,831)	$(8,268)	$(2,563)	(31)%	$(18,109)	$(1,910)	$(16,199)	n/m (1)
Rig years	4.2	9.7	(5.5)	(57)%	8.3	17.6	(9.3)	(53)%

International
Operating revenues	$401,024	$458,545	$(57,521)	(13)%	$802,079	$897,706	$(95,627)	(11)%
Adjusted EBITDA	$150,618	$177,310	$(26,692)	(15)%	$298,927	$372,099	$(73,172)	(20)%
Adjusted operating income (loss)	$53,859	$83,571	$(29,712)	(36)%	$100,731	$182,373	$(81,642)	(45)%
Rig years	101.2	127.1	(25.9)	(20)%	105.9	128.6	(22.7)	(18)%

Rig Services
Operating revenues	$39,248	$100,599	$(61,351)	(61)%	$93,101	$244,683	$(151,582)	(62)%
Adjusted EBITDA	$(10,433)	$6,341	$(16,774)	(265)%	$(11,914)	$27,924	$(39,838)	(143)%
Adjusted operating income (loss)	$(19,657)	$(1,575)	$(18,082)	n/m (1)	$(30,301)	$11,298	$(41,599)	n/m (1)

(1)	The number is so large that it is not meaningful.

U.S.

Our U.S. Drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results decreased during the three and six months ended June 30, 2016 compared to the corresponding 2015 periods primarily due to the continued decline in drilling activity in the lower 48 states, reflected by a 55% reduction in the average number of rigs working during the second quarter of 2016 compared to 2015. The decrease in our operating results was primarily driven by lower customer demand for drilling rigs as well as generally lower day rates for rigs. Partially offsetting the decrease in drilling activity was a favorable resolution of negotiations for one of our rigs in the Gulf of Mexico, which resulted in partial recovery of standby revenues for past quarters.

Canada

Operating results decreased during the three and six months ended June 30, 2016 compared to the corresponding 2015 periods due to a decline in both drilling rig activity and dayrates. These declines were the direct result of lower industry activity and pricing pressure from customers resulting from the decline in oil and gas prices. The lower activity is evidenced by a 57% reduction in rig years during the second quarter of 2016 compared to 2015. In addition, the Canadian dollar weakened approximately 5% against the U.S. dollar year-over-year, which also negatively impacted margins, as both revenues and expenses for this segment are denominated in Canadian dollars.

International

Operating results decreased during the three and six months ended June 30, 2016 compared to the corresponding 2015 periods primarily due to a decline in drilling activity, reflected by a 20% reduction in rig years during the second quarter of 2016 compared to 2015. The decrease in our operating results was primarily driven by additional pricing pressure and diminished demand as customers released rigs in response to the significant drop in oil prices. Partially offsetting the decrease in activity was an early termination payment received on a drilling contract in Kazakhstan.

Rig Services

Operating results decreased during the three and six months ended June 30, 2016 compared to the corresponding 2015 periods primarily due to a broad-based decline in revenue-producing activities, including lower top drive and catwalk unit sales as well as the continued decline in our directional drilling businesses due to generally lower drilling activity and intense competition, all of which is driven by the current low prices of oil and gas.

OTHER FINANCIAL INFORMATION

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
General and administrative expenses	$56,624	$75,810	$(19,186)	(25)%	$118,958	$191,240	$(72,282)	(38)%
As a percentage of operating revenue	9.9%	8.8%	1.1%	13%	10.2%	8.4%	1.8%	21%

Research and engineering	8,180	10,480	(2,300)	(22)%	16,342	22,183	(5,841)	(26)%

Depreciation and amortization	218,913	218,196	717	—%	434,731	499,215	(64,484)	(13)%

Earnings (losses) from unconsolidated affiliates	(54,769)	(1,116)	(53,653)	n/m (1)	(221,920)	5,386	(227,306)	n/m (1)

Interest expense	45,237	44,469	768	2%	90,967	91,070	(103)	—%

Investment income (loss)	270	1,181	(911)	(77)%	613	2,150	(1,537)	(71)%

Other expense (income), net	74,607	1,338	73,269	n/m (1)	257,011	(54,504)	311,515	n/m (1)

(1)	The number is so large that it is not meaningful.

General and administrative expenses

General and administrative expenses decreased during the three and six months ended June 30, 2016 as compared to the corresponding 2015 periods. The decrease for the six months ended June 30, 2016 was partially attributable to the fact that we no longer consolidate the expenses from our Completion & Production Services business as a result of the Merger, which accounted for approximately $27.9 million of the decrease. The balance of the decrease was primarily attributable to our recent efforts to achieve reductions in workforce as well as the continued cost-reduction efforts across our remaining operating units and our corporate offices. As a percentage of operating revenues, general and administrative expenses are slightly higher in 2016 due to the reductions in revenues across all of our various operating units.

Research and engineering

Research and engineering expenses decreased during the three and six months ended June 30, 2016 as compared to the corresponding 2015 periods. The decrease was primarily attributable to a reduction in workforce and general cost-reduction efforts across the various operating units. Also contributing to the decrease was the reduction in drilling related projects as a result of the decline in overall activity.

Depreciation and amortization

Depreciation and amortization expense remained relatively flat during the three months ended June 30, 2016 and decreased during the six months ended June 30, 2016 compared to the corresponding 2015 periods. The decrease for the six months ended June 30, 2016 was due primarily to the fact that we no longer consolidate the expenses from our Completion & Production Services business as a result of the Merger, which accounted for $53.7 million of the decrease. The remainder of the decrease primarily relates to an increased number of rigs on standby during the period, which results in a lower inactive depreciation rate.

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments, primarily composed of our investment in CJES. We account for our investment in CJES on a one-quarter lag. Accordingly, the six months ended June 30, 2016 includes our share of the net income (loss) of CJES from October 1, 2015 through March 31, 2016, resulting in a loss of $221.9 million, inclusive of charges of $138.5 million representing our share of CJES’s fixed asset impairment charges for the period. The operating losses of CJES for each of the three months ended December 31, 2015 and March 31, 2016 are primarily due to reduced activity levels resulting from the extended downturn in oil prices. On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the Bankruptcy Code.

Interest expense

Interest expense was essentially flat during the three and six months ended June 30, 2016 compared to the corresponding 2015 periods as our average outstanding debt balances remained consistent during each of these periods. In addition, we have curtailed spending on major projects, which resulted in a reduction in the amount of capitalized interest recognized during the period.

Investment income

Investment income for the three and six months ended June 30, 2016 included realized gains of $0.2 million and $0.6 million, respectively, attributable to interest and dividend income.

Investment income for the three and six months ended June 30, 2015 included realized gains of $1.1 million and $1.6 million, respectively, attributable to interest and dividend income.

Other expense (income), net

Other expense (income), net for the three months ended June 30, 2016 was $74.6 million of expense, the majority of which, or $42.9 million, is attributable to impairments associated with our CJES holdings. During the second quarter of 2016, we determined our investment was other than temporarily impaired and recorded a charge of $39.0 million to write off the remaining value of our investment. The balance of the impairment was attributable to professional fees incurred in connection with defending our interests related to CJES filing for protection under Chapter 11 of the Bankruptcy Code on July 20, 2016. Further contributing to the expense for the quarter were net losses on sales and disposals of assets of approximately $28.7 million, inclusive of a $19.7 million charge related to a reserve for amounts associated with our retained interest in the oil and gas properties located on the North Slope of Alaska, and foreign currency exchange losses of approximately $2.8 million.

Other expense (income), net for the six months ended June 30, 2016 was $257.0 million of expense. This was primarily composed of impairments associated with our CJES holdings in the amount of $220.1 million resulting from declines in the fair value of our investment including other than temporary impairment charges of $192.4 million and other charges culminating from litigation expenses surrounding the bankruptcy proceedings and the reserve of certain other amounts associated with our CJES holdings, including affiliate receivables of $27.7 million. Further contributing to the expense for the period were net losses on sales and disposals of assets of approximately $34.0 million, inclusive of $22.4 million in write downs to our oil and gas properties located on the North Slope of Alaska, and foreign currency exchange losses of approximately $7.0 million, partially offset by a net gain on debt buybacks of approximately $6.0 million.

Other expense (income), net for the three months ended June 30, 2015 was $1.3 million of expense, which included increases to our litigation reserves of $2.1 million and foreign currency exchange losses of approximately $1.8 million. These losses were partially offset by a $2.3 million gain associated with our acquisition of the remaining interest in Nabors Arabia.

Other expense (income), net for the six months ended June 30, 2015 was $54.5 million of income, which included a net gain of $52.6 million related to the Merger, decreases to our litigation reserves of $1.9 million and foreign currency exchange gains of approximately $0.5 million. These gains were partially offset by net losses on sales and disposals of assets of approximately $2.7 million.

Income tax rate

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
Effective income tax rate from continuing operations	18.1%	270.6%	(252.5)%	(93)%	13.8%	35.7%	(21.9)%	(61)%

The change in our worldwide effective tax rate during the three and six months ended June 30, 2016 compared to the corresponding 2015 period was attributable to the effect of the geographic mix of pre-tax earnings (losses), including greater losses in high-tax jurisdictions. Further contributing to the change was an impairment to our CJES holdings as well as our share of the net loss of CJES during the three and six months ended June 30, 2016.

The effective tax rate for the three months ended June 30, 2015 was attributable to the effect of the geographic mix of pre-tax earnings (losses), along with the cumulative impact to the effective tax rate of our change in the annual forecasted amount of pre-tax earnings (losses), including the forecast of greater losses in high-tax jurisdictions.

Assets Held for Sale

Assets held for sale as of June 30, 2016 and December 31, 2015 was $86.6 million and $75.7 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $78.5 million and $73.6 million as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing regarding our oil and gas properties classified as discontinued operations.  At June 30, 2016, our undiscounted contractual commitments for these contracts approximated $21.4 million and we had liabilities of $15.2 million, $5.6 million of which were classified as current and were included in accrued liabilities.  At December 31, 2015, our undiscounted contractual commitments for these contracts approximated $23.3 million and we had liabilities of $16.1 million, $5.2 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues (1)	$384	$855	$(471)	(55)%	$761	$2,305	$(1,544)	(67)%

Income (loss) from discontinued operations, net of tax	$(984)	$5,025	$(6,009)	(120)%	$(1,910)	$4,208	$(6,118)	(145)%

(1)	Reflects operating revenues of our historical oil and gas operating segment.

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended June 30, 2016 and 2015 below.

Operating Activities.  Net cash provided by operating activities totaled $336.7 million during the six months ended June 30, 2016, compared to $517.4 million during the corresponding 2015 period. Operating cash flows are our primary source of capital and liquidity. Factors affecting changes in operating cash flows are largely the same as those that impact net earnings, with the exception of non-cash expenses such as depreciation and amortization, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates. Net income (loss) adjusted for non-cash components was approximately $222.2 million and $578.8 million during the six months ended June 30, 2016 and 2015, respectively. This decline is primarily due to reduced operating results in the U.S., Canada and International drilling segments. Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items provided $114.4 million and used $61.4 million in cash during the six months ended June 30, 2016 and 2015, respectively.

Investing Activities.  Net cash used for investing activities totaled $179.0 million during the six months ended June 30, 2016 compared to net cash provided of $62.4 million during the corresponding 2015 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2016 and 2015, we used cash for capital expenditures totaling $193.2 million and $566.7 million, respectively. During the six months ended June 30, 2015, we received net proceeds related to the Merger of $660.1 million.

Financing Activities.  Net cash used for financing activities totaled $178.4 million during the six months ended June 30, 2016 compared to $639.2 million during the corresponding 2015 period. This was primarily due to the repurchase of $148.0 million in long-term debt coupled with the payment of $16.9 million in dividends to shareholders.

Future Cash Requirements

We expect capital expenditures over the next 12 months to be less than $0.5 billion, unless the current oil price environment improves. Purchase commitments outstanding at June 30, 2016 totaled approximately $142.1 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. These programs will result in an expansion in the number of land drilling rigs, upgrades to our offshore rigs and additions to the technology assets that we own and operate. In light of the prolonged decline in crude oil prices, we have already undertaken many cost cutting initiatives in an effort to minimize the negative impact to our business. We have undertaken efforts to reduce capital expenditures, operating costs and administrative expenses. Since the last downturn in 2009, we have strengthened our financial flexibility by streamlining operations, shedding non-core businesses and reducing net debt and interest expense.

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

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. Through June 30, 2016, we repurchased 10.9 million of our common shares for approximately $101.3 million under this program. As of June 30, 2016, the remaining amount authorized under the program that may be used to purchase shares was $298.7 million.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and commercial paper program, and cash generated from operations. As of June 30, 2016, we had cash and short-term investments of $255.9 million and working capital of $0.3 billion. As of December 31, 2015, we had cash and short-term investments of $274.6 million and working capital of $0.5 billion. At June 30, 2016, we had $2.24 billion of availability remaining under our $2.25 billion revolving credit facility and commercial paper program.

We had 11 letter-of-credit facilities with various banks as of June 30, 2016. Availability under these facilities as of June 30, 2016 was as follows:

June 30,
2016
(In thousands)
Credit available	$687,239
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	135,062
Remaining availability	$552,177

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

Our gross debt to capital ratio was 0.49:1 as of June 30, 2016 and 0.46:1 as of December 31, 2015. Our net debt to capital ratio was 0.47:1 as of June 30, 2016 and 0.44:1 as of December 31, 2015. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 4.4:1 as of June 30, 2016 and 6.2:1 as of December 31, 2015. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) adjusted EBITDA divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations, possible dispositions of non-core assets, revolving credit facility and commercial paper program are expected to adequately finance our operations, purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Other Matters

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently evaluating the impact this will have on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall, relating to the recognition and measurement of financial assets and liabilities. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact this will have on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2018. Early application is permitted. This standard requires an entity to separate lease components from nonlease components within a contract. While the lease components would be accounted for under ASU No. 2016-02, nonlease components would be accounted for under ASU No. 2014-09. Therefore, we are evaluating ASU No. 2016-02 concurrently with the provisions of ASU No. 2014-09 and the impact this will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures, to simplify the transition to the equity method of accounting. This standard eliminates the requirement to retroactively adopt the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. Instead, the equity method investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for the equity method of accounting. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact this will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact this will have on our condensed consolidated financial statements.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2016	2017	2018	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$107,168	142,859	—	—	$250,027

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our condensed consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 7 — Commitments and Contingencies for a description of such proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2016 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30, 2016	85	$10.82	—	298,716
May 1 - May 31, 2016	2	$9.80	—	298,716
June 1 - June 30, 2016	16	$9.41	—	298,716

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

(2)

In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through June 30, 2016, we repurchased 10.9 million of our common shares for approximately $101.3 million under this program. As of June 30, 2016, we had $298.7 million that remained authorized under the program that may be used to purchase shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	August 3, 2016

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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