Form 10-Q
period 2016-09-30
NABORS INDUSTRIES LTD
filed 2016-11-02
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of October 31, 2016 was 283,428,125, excluding 49,672,636 common shares held by our subsidiaries, or 333,100,761 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$177,043	$254,530
Short-term investments	23,607	20,059
Assets held for sale	69,436	75,678
Accounts receivable, net	503,966	784,671
Inventory	141,934	153,824
Other current assets	156,094	187,135
Total current assets	1,072,080	1,475,897
Property, plant and equipment, net	6,616,711	7,027,802
Goodwill	167,131	166,659
Investment in unconsolidated affiliates	889	415,177
Other long-term assets	567,693	452,305
Total assets	$8,424,504	$9,537,840
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$120	$6,508
Trade accounts payable	215,627	271,984
Accrued liabilities	548,337	686,613
Income taxes payable	23,778	41,394
Total current liabilities	787,862	1,006,499
Long-term debt	3,475,978	3,655,200
Other long-term liabilities	551,004	552,947
Deferred income taxes	10,966	29,326
Total liabilities	4,825,810	5,243,972
Commitments and contingencies (Note 7)
Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 333,007 and 330,526, respectively	333	331
Capital in excess of par value	2,513,417	2,493,100
Accumulated other comprehensive income (loss)	(11,925)	(47,593)
Retained earnings	2,386,053	3,131,134
Less: treasury shares, at cost, 49,673 and 49,342 common shares, respectively	(1,295,949)	(1,294,262)
Total shareholders’ equity	3,591,929	4,282,710
Noncontrolling interest	6,765	11,158
Total equity	3,598,694	4,293,868
Total liabilities and equity	$8,424,504	$9,537,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$519,729	$847,553	$1,688,891	$3,125,565
Earnings (losses) from unconsolidated affiliates	2	(35,100)	(221,918)	(29,714)
Investment income (loss)	310	(22)	923	2,128
Total revenues and other income	520,041	812,431	1,467,896	3,097,979

Costs and other deductions:
Direct costs	306,436	518,174	1,012,738	1,926,306
General and administrative expenses	56,078	72,032	175,036	263,272
Research and engineering	8,476	9,716	24,818	31,899
Depreciation and amortization	220,713	240,107	655,444	739,322
Interest expense	46,836	44,448	137,803	135,518
Other, net	10,392	259,731	267,403	205,227
Total costs and other deductions	648,931	1,144,208	2,273,242	3,301,544
Income (loss) from continuing operations before income taxes	(128,890)	(331,777)	(805,346)	(203,565)
Income tax expense (benefit):
Current	8,600	13,735	39,323	46,682
Deferred	(39,651)	(94,633)	(163,621)	(81,840)
Total income tax expense (benefit)	(31,051)	(80,898)	(124,298)	(35,158)
Income (loss) from continuing operations, net of tax	(97,839)	(250,879)	(681,048)	(168,407)
Income (loss) from discontinued operations, net of tax	(12,187)	(45,275)	(14,097)	(41,067)
Net income (loss)	(110,026)	(296,154)	(695,145)	(209,474)
Less: Net (income) loss attributable to noncontrolling interest	(1,185)	320	990	453
Net income (loss) attributable to Nabors	$(111,211)	$(295,834)	$(694,155)	$(209,021)

Amounts attributable to Nabors:
Net income (loss) from continuing operations	$(99,024)	$(250,559)	$(680,058)	$(167,954)
Net income (loss) from discontinued operations	(12,187)	(45,275)	(14,097)	(41,067)
Net income (loss) attributable to Nabors	$(111,211)	$(295,834)	$(694,155)	$(209,021)

Earnings (losses) per share:
Basic from continuing operations	$(0.35)	$(0.86)	$(2.41)	$(0.57)
Basic from discontinued operations	(0.04)	(0.16)	(0.05)	(0.15)
Total Basic	$(0.39)	$(1.02)	$(2.46)	$(0.72)
Diluted from continuing operations	$(0.35)	$(0.86)	$(2.41)	$(0.57)
Diluted from discontinued operations	(0.04)	(0.16)	(0.05)	(0.15)
Total Diluted	$(0.39)	$(1.02)	$(2.46)	$(0.72)
Weighted-average number of common shares outstanding:
Basic	276,707	284,112	276,369	285,186
Diluted	276,707	284,112	276,369	285,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss) attributable to Nabors	$(111,211)	$(295,834)	$(694,155)	$(209,021)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors
Unrealized gain (loss) on translation adjustment	(8,950)	(38,859)	27,870	(95,125)
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	5,365
Translation adjustment attributable to Nabors	(8,950)	(38,859)	27,870	(89,760)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	1,502	(8,127)	3,551	(10,127)
Less: reclassification adjustment for (gains) losses included in net income (loss)	3,495	—	3,495	—
Unrealized gains (losses) on marketable securities	4,997	(8,127)	7,046	(10,127)
Pension liability amortization and adjustment	297	276	765	828
Unrealized gains (losses) and amortization on cash flow hedges	153	153	459	459
Other comprehensive income (loss), before tax	(3,503)	(46,557)	36,140	(98,600)
Income tax expense (benefit) related to items of other comprehensive income (loss)	172	162	472	485
Other comprehensive income (loss), net of tax	(3,675)	(46,719)	35,668	(99,085)
Comprehensive income (loss) attributable to Nabors	(114,886)	(342,553)	(658,487)	(308,106)
Net income (loss) attributable to noncontrolling interest	1,185	(320)	(990)	(453)
Translation adjustment attributable to noncontrolling interest	(90)	(476)	371	(1,194)
Comprehensive income (loss) attributable to noncontrolling interest	1,095	(796)	(619)	(1,647)
Comprehensive income (loss)	$(113,791)	$(343,349)	$(659,106)	$(309,753)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(695,145)	$(209,474)
Adjustments to net income (loss):
Depreciation and amortization	657,541	741,919
Deferred income tax expense (benefit)	(168,413)	(100,751)
Impairments and other charges	45,809	62,838
Losses (gains) on debt buyback	(6,707)	—
Losses (gains) on long-lived assets, net	13,608	13,202
Impairments on equity method holdings	216,242	180,591
Share-based compensation	24,070	39,024
Foreign currency transaction losses (gains), net	5,916	7,443
Gain on merger transaction, net	—	(47,074)
Gain on acquisitions	—	(2,308)
Equity in losses of unconsolidated affiliates, net of dividends	221,918	38,909
Other	6,957	7,259
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	255,455	449,847
Inventory	14,660	9,483
Other current assets	30,192	146,123
Other long-term assets	(377)	263,582
Trade accounts payable and accrued liabilities	(187,771)	(699,765)
Income taxes payable	(22,496)	(40,756)
Other long-term liabilities	(6,691)	(255,081)
Net cash provided by operating activities	404,768	605,011
Cash flows from investing activities:
Purchases of investments	(24)	(8)
Sales and maturities of investments	643	859
Cash paid for acquisition of businesses, net	—	(57,909)
Investment in unconsolidated affiliates	—	(445)
Capital expenditures	(284,950)	(744,047)
Proceeds from sales of assets and insurance claims	26,597	30,164
Proceeds from merger transaction	—	650,050
Other	(19)	1,700
Net cash (used for) provided by investing activities	(257,753)	(119,636)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	5	363
Proceeds from revolving credit facilities	560,000	—
Reduction in revolving credit facilities	(260,000)	(450,000)
Proceeds from (payments for) issuance of common shares	562	1,198
Repurchase of common shares	(1,687)	(44,978)
Reduction in long-term debt	(492,625)	—
Dividends to shareholders	(33,927)	(52,489)
Proceeds from (payment for) commercial paper, net	15,000	(162,544)
Proceeds from term loan	—	300,000
Payments on term loan	—	(300,000)
Proceeds from (payments for) short-term borrowings	(6,388)	2,792
Other	(4,313)	(7,534)
Net cash (used for) provided by financing activities	(223,373)	(713,192)
Effect of exchange rate changes on cash and cash equivalents	(1,129)	(21,966)
Net increase (decrease) in cash and cash equivalents	(77,487)	(249,783)
Cash and cash equivalents, beginning of period	254,530	501,149
Cash and cash equivalents, end of period	$177,043	$251,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2014	328,196	$328	$2,452,261	$77,522	$3,573,172	$(1,194,664)	$10,170	$4,918,789
Net income (loss)	—	—	—	—	(209,021)	—	(453)	(209,474)
Dividends to shareholders ($0.06 per share)	—	—	—	—	(52,489)	—	—	(52,489)
Repurchase of treasury shares	—	—	—	—	—	(78,399)	—	(78,399)
Other comprehensive income (loss), net of tax	—	—	—	(99,085)	—	—	(1,194)	(100,279)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	130	—	1,198	—	—	—	—	1,198
Share-based compensation	—	—	39,024	—	—	—	—	39,024
Other	2,269	3	(7,537)	—	—	—	563	(6,971)
As of September 30, 2015	330,595	$331	$2,484,946	$(21,563)	$3,311,662	$(1,273,063)	$9,086	$4,511,399

As of December 31, 2015	330,526	$331	$2,493,100	$(47,593)	$3,131,134	$(1,294,262)	$11,158	$4,293,868
Net income (loss)	—	—	—	—	(694,155)	—	(990)	(695,145)
Dividends to shareholders ($0.06 per share)	—	—	—	—	(50,926)	—	—	(50,926)
Repurchase of common shares	—	—	—	—	—	(1,687)	—	(1,687)
Other comprehensive income (loss), net of tax	—	—	—	35,668	—	—	371	36,039
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	57	—	562	—	—	—	—	562
Share-based compensation	—	—	24,070	—	—	—	—	24,070
Other	2,424	2	(4,315)	—	—	—	(3,774)	(8,087)
As of September 30, 2016	333,007	$333	$2,513,417	$(11,925)	$2,386,053	$(1,295,949)	$6,765	$3,598,694

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

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform, workover and drilling rigs in the United States and numerous international markets. As a global provider of services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of September 30, 2016 includes:

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

On March 24, 2015, we completed the merger (the “Merger”) of our Completion & Production Services business with C&J Energy Services, Inc. (“C&J Energy”). In the Merger and related transactions, our wholly-owned interest in our Completion & Production Services business was exchanged for cash and an equity interest in the combined entity, C&J Energy Services Ltd. (“CJES”), and was accounted for as an unconsolidated affiliate as of the acquisition date through June 30, 2016. As a result of the Merger, we reported our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss). Prior to the Merger, our Completion & Production Services business conducted our operations involved in the completion, life-of-well maintenance and plugging and abandonment of wells in the United States and Canada. These services included stimulation, coiled-tubing, cementing, wireline, workover, well-servicing and fluids management. As we no longer consolidate the results of operations from our historical Completion & Production Services business, our results of operations for the nine months ended September 30, 2015 are not directly comparable to the nine months ended September 30, 2016.

On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Based on the current reorganization plans, we no longer expect to maintain any significant influence over CJES. As a result, beginning in the third quarter of 2016, we ceased accounting for our investment in CJES as an equity method investment and now report this investment at our estimate of fair value. Due to the uncertainties around the eventual outcome of the bankruptcy process, we have reduced the carrying value of our currently held shares of CJES to zero. We continue to monitor the voluntary reorganization process and defend our interests in the bankruptcy proceedings. See further discussion in Note 3 — Investments in Unconsolidated Affiliates.

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia Company Limited (“Nabors Arabia”), our former joint venture in Saudi Arabia, making it a wholly owned subsidiary. The effects of the acquisition and the operating results of Nabors Arabia are included in the accompanying unaudited condensed consolidated financial statements beginning on the acquisition date, and are reflected in our International drilling segment.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated condensed financial statements of Nabors have been prepared in conformity with the generally accepted accounting principles in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2015, as amended (“2015 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of September 30, 2016 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2016 may not be indicative of results that will be realized for the full year ending December 31, 2016.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method.  Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss). The investments in these entities are included in investment in unconsolidated affiliates in our condensed consolidated balance sheets. We have historically recorded our share of the net income (loss) of our equity method investment in CJES on a one-quarter lag, as we are not able to obtain the financial information of CJES on a timely basis. During the third quarter of 2016, CJES filed for bankruptcy, at which time we ceased accounting for our investment in CJES as an equity method investment and now report this investment at our estimate of fair value. See Note 3 — Investments in Unconsolidated Affiliates.

Revenue Recognition

We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump-sum payments for the mobilization of rigs and other drilling equipment. We defer revenue related to mobilization periods and recognize the revenue over the term of the related drilling contract. At September 30, 2016 and December 31, 2015, our deferred revenues classified as other long-term liabilities were $342.5 million and $324.3 million, respectively. At September 30, 2016 and December 31, 2015, our deferred revenues classified as accrued liabilities were $269.6 million and $340.5 million, respectively.

Costs incurred related to a mobilization period for which a contract is secured are deferred and recognized over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. We defer recognition of revenue on amounts received from customers for prepayment of services until those services are provided. At September 30, 2016 and December 31, 2015, our deferred expenses classified as other current assets were $57.5 million and $79.6 million, respectively. At September 30, 2016 and December 31, 2015, our deferred expenses classified as other long-term assets were $77.7 million and $68.9 million, respectively.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead.  Inventory included the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Raw materials	$98,072	$105,217
Work-in-progress	26,057	29,710
Finished goods	17,805	18,897
	$141,934	$153,824

Property, Plant and Equipment

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

Significant and unanticipated changes to the assumptions could result in future impairments. A continuation of the lower oil and natural gas prices experienced over the last two years could continue to adversely affect the demand for and prices of our services. As such, we will continue to assess our asset fleet, particularly our legacy and undersized rigs. Should we continue experiencing weakening in the market for a prolonged period for any specific rig class, this could result in future impairment charges or retirements of assets. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our condensed consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

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

Based on our annual review during the second quarter of 2016, we did not record a goodwill impairment.  No events were noted in the current quarter that would cause us to revise our previous assessment.  However, a continuation of the lower natural gas or oil prices experienced over the last two years could continue to adversely affect demand for and prices of our services. This could result in future impairment charges, particularly in our U.S. Drilling and Rig Services segments.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently evaluating the impact this will have on our condensed consolidated financial statements and have not made any decision on the method of adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact this will have on our condensed consolidated financial statements.

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

On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Prior to the bankruptcy reorganization, we had significant influence over CJES, but not a controlling financial interest, and accounted for our investment in CJES under the equity method of accounting. Based on the current reorganization plans, we no longer expect to maintain any significant influence over CJES. Accordingly, beginning in the third quarter of 2016, we ceased accounting for our investment in CJES as an equity method investment and now report this investment at our estimated fair value. Due to the uncertainties around the eventual outcome of the bankruptcy process, we wrote off the remaining carrying value of our investment in CJES during the second quarter of 2016, and as such, there is no impact to our condensed consolidated financial statements during the third quarter as a result of the change in accounting.

Historical Treatment of the Completion & Production Services business and our investment in CJES

Prior to the Merger, we consolidated the results of our Completion & Production Services business into our operating results. As a result of the Merger, CJES became an unconsolidated affiliate and we ceased consolidating the operating results of our Completion & Production Services business. Therefore, subsequent to the closing date of the Merger, our share of the net income (loss), as adjusted for our basis difference, of our equity method investment in CJES was recorded as earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss) through June 30, 2016. Our policy was to record our share of the net income (loss) of CJES on a one-quarter lag as we are not able to obtain the financial information of CJES on a timely basis. The equity in earnings from CJES, which is reflected in earnings (losses) from unconsolidated affiliates in our condensed consolidated statement of income (loss) was as follows for the periods noted below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016		2015	2016	2015
	(In thousands)
Nabors' share of equity method earnings (losses)	$—	(1)	$(35,100)	$(221,933)	$(35,900)

(1)

As we wrote off the remaining carrying value of our investment in CJES during the second quarter of 2016, we did not record our share of the earnings (losses) of CJES for the three months ended June 30, 2016 as we are not contractually responsible for losses beyond our investment.

During the first quarter of 2015, we recognized an estimated gross gain of $102.2 million in connection with the Merger based on the difference between the consideration received and the carrying value of the assets and liabilities of our Completion & Production Services business. This gain was partially offset by $49.6 million in transaction costs related to the Merger.

We recorded our investment in the equity of CJES in the investment in unconsolidated affiliates line in our condensed consolidated balance sheet. Our policy is to review our equity method investments for impairment whenever certain impairment indicators exist including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment that is other than a temporary decline should be recognized. As a result of this review, during the first quarter of 2016, we determined the carrying value of our investment was other than temporarily impaired, which resulted in an impairment charge of $153.4 million to reduce our carrying value to its estimated fair value of $93.8 million, determined principally based on the average share price over a specified period. Additionally, we recognized a $23.8 million charge to reserve certain other amounts associated with our CJES holdings including affiliate receivables.

As a result of CJES’s Chapter 11 filing on July 20, 2016, we determined our investment was other than temporarily impaired and recorded a charge of $39.0 million to write off substantially all of the remaining net book value of our investment. We also recognized an additional $3.9 million in professional fees incurred in connection with our efforts to preserve the value of our CJES holdings in anticipation of the bankruptcy filing. These charges are reflected in other expense (income), net in our condensed consolidated statement of income (loss) for the nine months ended September 30, 2016. See Note 9 – Supplemental Balance Sheet, Income Statement and Cash Flow Information.

The following table presents summarized income statement (loss) information for CJES for each of the three months ended December 31, 2015, March 31, 2016 and June 30, 2016 and for the six months ended June 30, 2015, which is reflected in earnings (losses) from unconsolidated affiliates in our condensed consolidated statement of income (loss) for the nine months ended September 30, 2016 and 2015, respectively. As we wrote off the remaining carrying value of our investment in CJES during the second quarter of 2016, we did not record our share of the earnings (losses) of CJES for the three months ended June 30, 2016 in our condensed consolidated statement of income (loss) during the three months ended September 30, 2016 as we are not contractually responsible for losses beyond our investment.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	December 31,	June 30,
	2016	2016	2015	2015
		(In thousands)
Gross revenues	$225,168	$269,615	$409,011	$912,381
Gross margin	(4,603)	7,849	37,417	146,772
Net income (loss)	(291,116)	(428,412)	(321,742)	(95,784)
Nabors' share of equity method earnings (losses)	—	(54,788)	(167,145)	(35,900)

Note 4 Fair Value Measurements

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2016 consist of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three and nine months ended September 30, 2016, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The majority of our short-term investments are categorized as Level 1 and had a fair value of $23.6 million as of September 30, 2016.

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

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
2.35% senior notes due September 2016	$—	$—	$347,955	$347,708
6.15% senior notes due February 2018	828,176	864,452	921,162	935,962
9.25% senior notes due January 2019	303,489	334,217	339,607	342,575
5.00% senior notes due September 2020	669,463	662,714	683,839	617,409
4.625% senior notes due September 2021	694,808	656,850	698,628	581,630
5.10% senior notes due September 2023	346,416	336,447	349,021	280,907
Term loan facility	325,000	325,000	325,000	325,000
Revolving credit facility	300,000	300,000	—	—
Commercial paper	23,000	23,000	8,000	8,000
Other	120	120	6,508	6,508
	3,490,472	3,502,800	3,679,720	3,445,699
Less: Deferred financing costs	14,374		18,012
	$3,476,098		$3,661,708

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Debt

Debt consisted of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
2.35% senior notes due September 2016 (1)	$—	$347,955
6.15% senior notes due February 2018	828,176	921,162
9.25% senior notes due January 2019	303,489	339,607
5.00% senior notes due September 2020	669,463	683,839
4.625% senior notes due September 2021	694,808	698,628
5.10% senior notes due September 2023	346,416	349,021
Term loan facility	325,000	325,000
Revolving credit facility	300,000	—
Commercial paper	23,000	8,000
Other	120	6,508
	3,490,472	3,679,720
Less: current portion	120	6,508
Less: deferred financing costs	14,374	18,012
	$3,475,978	$3,655,200

(2)	The 2.35% senior notes were repaid in September 2016, primarily utilizing borrowings under our revolving credit facility, as well as cash on hand.

During the nine months ended September 30, 2016, we repurchased $160.8 million aggregate principal amount of our senior notes (all of which is now held by a consolidated affiliate) at various maturities for approximately $156.5 million in cash, reflecting principal and approximately $3.0 million of accrued and unpaid interest. The discount represents the gain on the debt buybacks and is included in other expense (income), net in our condensed consolidated statement of income (loss) for the nine months ended September 30, 2016.

Commercial Paper Program

As of September 30, 2016, we had approximately $23.0 million of commercial paper outstanding.  The weighted average interest rate on borrowings at September 30, 2016 was 1.14%.  Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now.

Revolving Credit Facility

As of September 30, 2016, we had approximately $300.0 million in borrowings outstanding and the ability to borrow up to an additional $1.9 billion from time-to-time under this facility. The revolving credit facility matures in July 2020. The weighted average interest rate on borrowings at September 30, 2016 was 1.82%. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. We were in compliance with all covenants under the agreement at September 30, 2016. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

On September 29, 2015, Nabors Delaware entered into a new five-year unsecured term loan facility for $325.0 million, which is fully and unconditionally guaranteed by us. The term loan facility contains a mandatory prepayment of $162.5 million due in September 2018. As of September 30, 2016, we had $325.0 million of borrowings outstanding under this facility.  The term loan facility matures in September 2020. The weighted average interest rate on borrowings at September 30, 2016 was 1.73%. Borrowings under this facility will bear interest for periods of one, two, three or six months, at an annual rate equal to LIBOR, plus the applicable interest margin. The interest margin is based on our long-term unsecured credit rating for debt as in effect from time to time.

Note 6 Common Shares

During the nine months ended September 30, 2016, we repurchased 0.3 million of our common shares in the open market for $1.7 million, all of which are held in treasury.

On July 29, 2016, a cash dividend of $0.06 per share was declared for shareholders of record on September 13, 2016. The dividend was paid on October 4, 2016 in the amount of $17.0 million and was charged to retained earnings in our condensed consolidated statement of changes in equity for the nine months ended September 30, 2016.

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

In 2009, the Court of Ouargla entered a judgment of approximately $13.1 million (at September 30, 2016 exchange rates) against us relating to alleged customs infractions in Algeria.  We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court (the “Supreme Court”). In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We again lodged an appeal to the Supreme Court, asserting the same challenges as before. While the appeal was pending, the Hassi Messaoud customs office initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. The customs authority demanded 50% of the total fine as a final settlement and seized additional funds of approximately $3.6 million. We have recorded a reserve in the amount of the posted security. The matter was heard by the Supreme Court on February 26, 2015, and on March 26, 2015, that court set aside the judgment of the Ouargla Court of Appeals and remanded the case to that court for further proceedings. A hearing was held on October 28, 2015 in the Ouargla Court of Appeals and on November 4, 2015, the court affirmed the Supreme Court’s decision that we were not guilty. We have filed an application to the Conseil d’Etat in an effort to recover amounts previously paid by us. A portion of those amounts has been returned, and our efforts to recover the additional $4.4 million continue.

In March 2011, the Court of Ouargla entered a judgment of approximately $25.8 million (at September 30, 2016 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $17.8 million in excess of amounts accrued.

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

On July 30, 2014, we and Red Lion, along with C&J Energy and its board of directors, were sued in a putative shareholder class action filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”). The plaintiff alleges that the members of the C&J Energy board of directors breached their fiduciary duties in connection with the Merger, and that Red Lion and C&J Energy aided and abetted these alleged breaches. The plaintiff sought to enjoin the defendants from proceeding with or consummating the Merger and the C&J Energy stockholder meeting for approval of the Merger and, to the extent that the Merger was completed before any relief was granted, to have the Merger rescinded. On November 10, 2014, the plaintiff filed a motion for a preliminary injunction, and, on November 24, 2014, the Court of Chancery entered a bench ruling, followed by a written order on November 25, 2014, that (i) ordered certain members of the C&J Energy board of directors to solicit for a 30 day period alternative proposals to purchase C&J Energy (or a controlling stake in C&J Energy) that were superior to the Merger, and (ii) preliminarily enjoined C&J Energy from holding its stockholder meeting until it complied with the foregoing. C&J Energy complied with the order while it simultaneously pursued an expedited appeal of the Court of Chancery’s order to the Supreme Court of the State of Delaware (the “Delaware Supreme Court”). On December 19, 2014, the Delaware Supreme Court overturned the Court of Chancery’s judgment and vacated the order. Nabors and the C&J Energy defendants filed a motion to dismiss that was granted by the Chancellor on August 24, 2016, including a ruling that C&J Energy could recover on the bond that was posted to support the temporary restraining order.  The plaintiffs filed a Notice of Appeal on September 22, 2016 and their opening brief is due November 7, 2016.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2016	2017	2018	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$84,167	166,330	—	—	$250,497

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(97,839)	$(250,879)	$(681,048)	$(168,407)
Less: net (income) loss attributable to noncontrolling interest	(1,185)	320	990	453
Less: (earnings) losses allocated to unvested shareholders	2,698	5,834	14,683	4,523
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(96,326)	$(244,725)	$(665,375)	$(163,431)
Income (loss) from discontinued operations, net of tax	$(12,187)	$(45,275)	$(14,097)	$(41,067)
Weighted-average number of shares outstanding - basic	276,707	284,112	276,369	285,186
Earnings (losses) per share:
Basic from continuing operations	$(0.35)	$(0.86)	$(2.41)	$(0.57)
Basic from discontinued operations	(0.04)	(0.16)	(0.05)	(0.15)
Total Basic	$(0.39)	$(1.02)	$(2.46)	$(0.72)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(96,326)	$(244,725)	$(665,375)	$(163,431)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(96,326)	$(244,725)	$(665,375)	$(163,431)
Income (loss) from discontinued operations, net of tax	$(12,187)	$(45,275)	$(14,097)	$(41,067)
Weighted-average number of shares outstanding - basic	276,707	284,112	276,369	285,186
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	276,707	284,112	276,369	285,186
Earnings (losses) per share:
Diluted from continuing operations	$(0.35)	$(0.86)	$(2.41)	$(0.57)
Diluted from discontinued operations	(0.04)	(0.16)	(0.05)	(0.15)
Total Diluted	$(0.39)	$(1.02)	$(2.46)	$(0.72)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Potentially dilutive securities excluded as anti-dilutive	5,368,596	9,416,647	5,387,577	9,910,476

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

Note 9 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Accrued compensation	$106,864	$120,204
Deferred revenue	269,601	340,472
Other taxes payable	28,218	39,850
Workers’ compensation liabilities	37,459	37,459
Interest payable	15,372	62,776
Litigation reserves	25,776	27,097
Current liability to discontinued operations	5,539	5,197
Current liability to acquisition of KVS	22,278	22,278
Other accrued liabilities	37,230	31,280
	$548,337	$686,613

Other expense (income), net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016		2015
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$6,546	$20,984	$40,527	(1)	$23,709
Other-than-temporary impairment of equity security (2)	3,495	—	3,495		—
Impairment of our CJES holdings (3)	—	180,591	220,117		180,591
Merger transaction (4)	—	5,500	—		(47,074)
Provision for International operations (5)	1,128	48,279	1,128		48,279
Litigation expenses	2,327	5,522	2,651		3,578
Foreign currency transaction losses (gains)	(1,102)	(1,496)	5,916		(2,044)
Gain on debt buyback	(680)	—	(6,707)		—
Other losses (gains)	(1,322)	351	276		(1,812)
	$10,392	$259,731	$267,403		$205,227

(1)

Includes charges of $22.4 million for nine months ended September 30, 2016 related to a reserve for amounts associated with our retained interest in the oil and gas properties located on the North Slope of Alaska and a $3.8 million charge to reduce the carrying value of one of our jack-up rigs, which was re-classified as held for sale at June 30, 2016, to its estimated fair value based on expected sales price.

(2)

Represents an other-than-temporary impairment charge related to an equity security. Because the trading price of this security remained below our cost basis for an extended period, we determined the investment was other than temporarily impaired and it was appropriate to write down the investment’s carrying value to its current estimated fair value.

(3)	Represents impairment charges related to our CJES holdings. See Note 3 — Investments in Unconsolidated Affiliates.

(4)	Includes the gain and transaction costs associated with the Merger. See Note 3 — Investments in Unconsolidated Affiliates.

(5)

Includes $25.4 million related to assets and receivables impacted by the degradation of the overall economy and financial situation in Venezuela, which was adversely affected by the downturn in oil prices, primarily comprised of a loss of $10.0 million related to the remeasurement of our net monetary assets denominated in local currency from the official exchange rate of 6.3 Bolivares per US dollar to the SIMADI exchange rate of 199 Bolivares per US dollar as of September 30, 2015 and $15.4 million related to the write-off of a receivable balance.  The balance of this provision represents an obligation associated with the decision to exit a non-core business line in the region of $1.1 million for each of the three and nine months ended September 30, 2016 and $22.9 million for each of the three and nine months ended September 30, 2015.

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2015	$(2,044)	$14,996	$(7,263)	$71,833	$77,522
Other comprehensive income (loss) before reclassifications	—	(10,127)	—	(95,125)	(105,252)
Amounts reclassified from accumulated other comprehensive income (loss)	280	—	522	5,365	6,167
Net other comprehensive income (loss)	280	(10,127)	522	(89,760)	(99,085)
As of September 30, 2015	$(1,764)	$4,869	$(6,741)	$(17,927)	$(21,563)

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2016	$(1,670)	$(314)	$(6,568)	$(39,041)	$(47,593)
Other comprehensive income (loss) before reclassifications	—	3,551	—	27,870	31,421
Amounts reclassified from accumulated other comprehensive income (loss)	472	3,495	280	—	4,247
Net other comprehensive income (loss)	472	7,046	280	27,870	35,668
As of September 30, 2016	$(1,198)	$6,732	$(6,288)	$(11,171)	$(11,925)

(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Interest expense	$153	$153	459	459
General and administrative expenses	297	276	765	828
Other expense (income), net	3,495	—	3,495	5,365
Total income (loss) from continuing operations before income tax	(3,945)	(429)	(4,719)	(6,652)
Tax expense (benefit)	(172)	(162)	(472)	(485)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(3,773)	$(267)	$(4,247)	$(6,167)

Note 10 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of September 30, 2016 and December 31, 2015 was $69.4 million and $75.7 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $62.0 million and $73.6 million, respectively, as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing with respect to our oil and gas properties classified as discontinued operations.  At September 30, 2016, our undiscounted contractual commitments for these contracts approximated $19.4 million and we had liabilities of $13.9 million, $5.5 million of which were classified as current and were included in accrued liabilities.  At December 31, 2015, our undiscounted contractual commitments for these contracts approximated $23.3 million and we had liabilities of $16.1 million, $5.2 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Operating revenues (1)	$688	$432	$1,449	$2,737
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(836)	$(1,388)	$(3,501)	$(3,903)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets (2)	15,392	55,044	15,388	56,075
Less: Income tax expense (benefit)	(4,041)	(11,157)	(4,792)	(18,911)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(12,187)	$(45,275)	$(14,097)	$(41,067)

(1)	Reflects operating revenues of our historical oil and gas operating segment.

(2)

Reflects impairment charges of $15.4 million and $51.0 million during each of the three and nine months ended September 30, 2016 and 2015, respectively, due to the deterioration of economic conditions in the dry gas market in western Canada as well as an impairment charge for a note receivable of $4.0 million remaining from the sale of one of our former Canada subsidiaries that provided logistics services during the three and nine-months ended September 30, 2015.

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Operating revenues: (1)
Drilling & Rig Services:
U.S.	$116,095	$259,939	$405,113	$1,034,929
Canada	10,444	29,929	34,555	109,182
International	363,552	516,180	1,165,631	1,413,886
Rig Services (2)	58,950	73,521	152,051	318,204
Subtotal Drilling & Rig Services	549,041	879,569	1,757,350	2,876,201

Completion & Production Services:
Completion Services	—	—	—	207,860
Production Services	—	—	—	158,512
Subtotal Completion & Production Services	—	—	—	366,372

Other reconciling items (3)	(29,312)	(32,016)	(68,459)	(117,008)
Total	$519,729	$847,553	$1,688,891	$3,125,565

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted operating income (loss): (1) (4)
Drilling & Rig Services:
U.S.	$(58,876)	$(14,034)	$(154,763)	$94,449
Canada	(10,156)	(4,085)	(28,265)	(5,995)
International	43,595	74,039	144,326	256,412
Rig Services (2)	(12,937)	(10,434)	(43,238)	864
Subtotal Drilling & Rig Services	(38,374)	45,486	(81,940)	345,730

Completion & Production Services:
Completion Services	—	—	—	(55,243)
Production Services	—	—	—	(3,559)
Subtotal Completion & Production Services	—	—	—	(58,802)

Other reconciling items (5)	(33,600)	(37,962)	(97,205)	(122,162)
Total	$(71,974)	$7,524	$(179,145)	$164,766

Earnings (losses) from unconsolidated affiliates (6)	$2	$(35,100)	$(221,918)	$(29,714)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Reconciliation of adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total adjusted operating income (loss) (4)	$(71,974)	$7,524	$(179,145)	$164,766
Earnings (losses) from unconsolidated affiliates (6)	2	(35,100)	(221,918)	(29,714)
Investment income (loss)	310	(22)	923	2,128
Interest expense	(46,836)	(44,448)	(137,803)	(135,518)
Other, net	(10,392)	(259,731)	(267,403)	(205,227)
Income (loss) from continuing operations before income taxes	$(128,890)	$(331,777)	$(805,346)	$(203,565)

	September 30,	December 31,
	2016	2015
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$3,391,585	$3,654,216
Canada	352,771	371,151
International	3,694,029	4,108,416
Rig Services	380,241	430,319
Subtotal Drilling & Rig Services	7,818,626	8,564,102
Investment in unconsolidated affiliates (7)	889	415,177
Other reconciling items (5)	604,989	558,561
Total	$8,424,504	$9,537,840

(1)	All periods present the operating activities of most of our wholly owned oil and gas businesses as discontinued operations.

(2)	Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)	Represents the elimination of inter-segment transactions.

(4)

Adjusted operating income (loss) is computed by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues. Adjusted operating income (loss) is a non-GAAP financial measure and should not be used in isolation or as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our operating segments and the company’s consolidated results based on several criteria, including adjusted operating income (loss) and adjusted EBITDA, because it believes that these financial measures reflect our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Other companies in our industry may compute these measures differently. A reconciliation of this non-GAAP measure to income (loss) from continuing operations before income taxes, which is the most closely comparable GAAP measure, is provided in the above table.

(5)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures

(6)

Represents our share of the net income (loss), as adjusted for our basis difference, of our unconsolidated affiliates accounted for by the equity method including a loss of $221.9 million for the nine months ended September 30, 2016, and losses of $35.1 million and $35.9 million for the three and nine months ended September 30, 2015, respectively, related to our share of the net loss of CJES, which we reported on a one-quarter lag through June 30, 2016. Beginning in the third quarter of 2016, we ceased accounting for our investment in CJES under the equity method of accounting.

(7)	Represents our investments in unconsolidated affiliates accounted for using the equity method as of September 30, 2016 and December 31, 2015, respectively.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, statements of income (loss) and statements of other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and statements of cash flows for the nine months ended September 30, 2016 and 2015 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	September 30, 2016
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,055	$8	$175,980	$—	$177,043
Short-term investments	—	—	23,607	—	23,607
Assets held for sale	—	—	69,436	—	69,436
Accounts receivable, net	—	—	503,966	—	503,966
Inventory	—	—	141,934	—	141,934
Other current assets	50	6,694	149,350	—	156,094
Total current assets	1,105	6,702	1,064,273	—	1,072,080
Property, plant and equipment, net	—	—	6,616,711	—	6,616,711
Goodwill	—	—	167,131	—	167,131
Intercompany receivables	136,195	11,000	1,442,201	(1,589,396)	—
Investment in consolidated affiliates	3,541,138	4,891,538	1,178,531	(9,611,207)	—
Investment in unconsolidated affiliates	—	—	889	—	889
Deferred tax assets	—	423,166	—	(423,166)	—
Other long-term assets	—	413	784,550	(217,270)	567,693
Total assets	$3,678,438	$5,332,819	$11,254,286	$(11,841,039)	$8,424,504

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$120	$—	$120
Trade accounts payable	110	114	215,403	—	215,627
Accrued liabilities	20,399	18,239	509,699	—	548,337
Income taxes payable	—	—	23,778	—	23,778
Total current liabilities	20,509	18,353	749,000	—	787,862
Long-term debt	—	3,693,248	—	(217,270)	3,475,978
Other long-term liabilities	—	22,606	528,398	—	551,004
Deferred income taxes	—	—	434,132	(423,166)	10,966
Intercompany payable	66,000	1,523,396	—	(1,589,396)	—
Total liabilities	86,509	5,257,603	1,711,530	(2,229,832)	4,825,810
Shareholders’ equity	3,591,929	75,216	9,535,991	(9,611,207)	3,591,929
Noncontrolling interest	—	—	6,765	—	6,765
Total equity	3,591,929	75,216	9,542,756	(9,611,207)	3,598,694
Total liabilities and equity	$3,678,438	$5,332,819	$11,254,286	$(11,841,039)	$8,424,504

Condensed Consolidating Balance Sheets

	December 31, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$873	$10	$253,647	$—	$254,530
Short-term investments	—	—	20,059	—	20,059
Assets held for sale	—	—	75,678	—	75,678
Accounts receivable, net	—	—	784,671	—	784,671
Inventory	—	—	153,824	—	153,824
Other current assets	50	9,016	178,069	—	187,135
Total current assets	923	9,026	1,465,948	—	1,475,897
Property, plant and equipment, net	—	—	7,027,802	—	7,027,802
Goodwill	—	—	166,659	—	166,659
Intercompany receivables	139,366	11,000	1,260,310	(1,410,676)	—
Investment in consolidated affiliates	4,183,362	4,973,327	1,284,225	(10,440,914)	—
Investment in unconsolidated affiliates	—	—	415,177	—	415,177
Deferred tax assets	—	366,818	—	(366,818)	—
Other long-term assets	—	12,907	507,336	(67,938)	452,305
Total assets	$4,323,651	$5,373,078	$12,127,457	$(12,286,346)	$9,537,840

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$6,508	$—	$6,508
Trade accounts payable	71	3	271,910	—	271,984
Accrued liabilities	370	64,550	621,693	—	686,613
Income taxes payable	—	—	41,394	—	41,394
Total current liabilities	441	64,553	941,505	—	1,006,499
Long-term debt	—	3,723,138	—	(67,938)	3,655,200
Other long-term liabilities	—	35,086	517,861	—	552,947
Deferred income taxes	—	—	396,144	(366,818)	29,326
Intercompany payable	40,500	1,370,176	—	(1,410,676)	—
Total liabilities	40,941	5,192,953	1,855,510	(1,845,432)	5,243,972
Shareholders’ equity	4,282,710	180,125	10,260,789	(10,440,914)	4,282,710
Noncontrolling interest	—	—	11,158	—	11,158
Total equity	4,282,710	180,125	10,271,947	(10,440,914)	4,293,868
Total liabilities and equity	$4,323,651	$5,373,078	$12,127,457	$(12,286,346)	$9,537,840

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$519,729	$—	$519,729
Earnings (losses) from unconsolidated affiliates	—	—	2	—	2
Earnings (losses) from consolidated affiliates	(107,229)	(45,527)	(77,423)	230,179	—
Investment income (loss)	—	—	3,291	(2,981)	310
Intercompany interest income	(9)	162	—	(153)	—
Total revenues and other income	(107,238)	(45,365)	445,599	227,045	520,041
Costs and other deductions:
Direct costs	—	—	306,436	—	306,436
General and administrative expenses	3,053	182	53,010	(167)	56,078
Research and engineering	—	—	8,476	—	8,476
Depreciation and amortization	—	31	220,682	—	220,713
Interest expense	—	50,595	(3,759)	—	46,836
Other, net	929	(18)	9,314	167	10,392
Intercompany interest expense	(9)	—	162	(153)	—
Total costs and other deductions	3,973	50,790	594,321	(153)	648,931
Income (loss) from continuing operations before income taxes	(111,211)	(96,155)	(148,722)	227,198	(128,890)
Income tax expense (benefit)	—	(18,732)	(12,319)	—	(31,051)
Income (loss) from continuing operations, net of tax	(111,211)	(77,423)	(136,403)	227,198	(97,839)
Income (loss) from discontinued operations, net of tax	—	—	(12,187)	—	(12,187)
Net income (loss)	(111,211)	(77,423)	(148,590)	227,198	(110,026)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(1,185)	—	(1,185)
Net income (loss) attributable to Nabors	$(111,211)	$(77,423)	$(149,775)	$227,198	$(111,211)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$847,553	$—	$847,553
Earnings from unconsolidated affiliates	—	—	(35,100)	—	(35,100)
Earnings (losses) from consolidated affiliates	(293,510)	(47,522)	(78,151)	419,183	—
Investment income (loss)	—	—	2,305	(2,327)	(22)
Intercompany interest income	—	913	—	(913)	—
Total revenues and other income	(293,510)	(46,609)	736,607	415,943	812,431
Costs and other deductions:
Direct costs	—	—	518,174	—	518,174
General and administrative expenses	2,216	180	69,771	(135)	72,032
Research and engineering	—	—	9,716	—	9,716
Depreciation and amortization	—	31	240,076	—	240,107
Interest expense	—	49,320	(4,872)	—	44,448
Other, net	109	—	259,487	135	259,731
Intercompany interest expense	(1)	—	914	(913)	—
Total costs and other deductions	2,324	49,531	1,093,266	(913)	1,144,208
Income (loss) from continuing operations before income taxes	(295,834)	(96,140)	(356,659)	416,856	(331,777)
Income tax expense (benefit)	—	(17,989)	(62,909)	—	(80,898)
Income (loss) from continuing operations, net of tax	(295,834)	(78,151)	(293,750)	416,856	(250,879)
Income (loss) from discontinued operations, net of tax	—	—	(45,275)	—	(45,275)
Net income (loss)	(295,834)	(78,151)	(339,025)	416,856	(296,154)
Less: Net (income) loss attributable to noncontrolling interest	—	—	320	—	320
Net income (loss) attributable to Nabors	$(295,834)	$(78,151)	$(338,705)	$416,856	$(295,834)

Condensed Consolidating Statements of Income (Loss)

	Nine Months Ended September 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,688,891	$—	$1,688,891
Earnings (losses) from unconsolidated affiliates	—	—	(221,918)	—	(221,918)
Earnings (losses) from consolidated affiliates	(685,148)	(168,639)	(264,583)	1,118,370	—
Investment income (loss)	1	132	9,733	(8,943)	923
Intercompany interest income	—	417	—	(417)	—
Total revenues and other income	(685,147)	(168,090)	1,212,123	1,109,010	1,467,896
Costs and other deductions:
Direct costs	—	—	1,012,738	—	1,012,738
General and administrative expenses	7,767	448	167,302	(481)	175,036
Research and engineering	—	—	24,818	—	24,818
Depreciation and amortization	—	93	655,351	—	655,444
Interest expense	—	152,318	(14,515)	—	137,803
Other, net	1,245	(18)	265,695	481	267,403
Intercompany interest expense	(4)	—	421	(417)	—
Total costs and other deductions	9,008	152,841	2,111,810	(417)	2,273,242
Income (loss) from continuing operations before income taxes	(694,155)	(320,931)	(899,687)	1,109,427	(805,346)
Income tax expense (benefit)	—	(56,348)	(67,950)	—	(124,298)
Income (loss) from continuing operations, net of tax	(694,155)	(264,583)	(831,737)	1,109,427	(681,048)
Income (loss) from discontinued operations, net of tax	—	—	(14,097)	—	(14,097)
Net income (loss)	(694,155)	(264,583)	(845,834)	1,109,427	(695,145)
Less: Net (income) loss attributable to noncontrolling interest	—	—	990	—	990
Net income (loss) attributable to Nabors	$(694,155)	$(264,583)	$(844,844)	$1,109,427	$(694,155)

Condensed Consolidating Statements of Income (Loss)

	Nine Months Ended September 30, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$3,125,565	$—	$3,125,565
Earnings from unconsolidated affiliates	—	—	(29,714)	—	(29,714)
Earnings (losses) from consolidated affiliates	(189,624)	(40,029)	(131,838)	361,491	—
Investment income (loss)	—	560	8,549	(6,981)	2,128
Intercompany interest income	—	5,539	—	(5,539)	—
Total revenues and other income	(189,624)	(33,930)	2,972,562	348,971	3,097,979
Costs and other deductions:
Direct costs	—	—	1,926,306	—	1,926,306
General and administrative expenses	7,047	(143)	256,787	(419)	263,272
Research and engineering	—	—	31,899	—	31,899
Depreciation and amortization	—	674	738,648	—	739,322
Interest expense	(1)	151,297	(15,778)	—	135,518
Other, net	12,328	—	192,480	419	205,227
Intercompany interest expense	23	—	5,516	(5,539)	—
Total costs and other deductions	19,397	151,828	3,135,858	(5,539)	3,301,544
Income (loss) from continuing operations before income taxes	(209,021)	(185,758)	(163,296)	354,510	(203,565)
Income tax expense (benefit)	—	(53,920)	18,762	—	(35,158)
Income (loss) from continuing operations, net of tax	(209,021)	(131,838)	(182,058)	354,510	(168,407)
Income (loss) from discontinued operations, net of tax	—	—	(41,067)	—	(41,067)
Net income (loss)	(209,021)	(131,838)	(223,125)	354,510	(209,474)
Less: Net (income) loss attributable to noncontrolling interest	—	—	453	—	453
Net income (loss) attributable to Nabors	$(209,021)	$(131,838)	$(222,672)	$354,510	$(209,021)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(111,211)	$(77,423)	$(149,775)	$227,198	$(111,211)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized loss on translation adjustment	(8,950)	12	(8,938)	8,926	(8,950)
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	(8,950)	12	(8,938)	8,926	(8,950)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	1,502	—	2,782	(2,782)	1,502
Less: reclassification adjustment for (gains) losses included in net income (loss)	3,495	—	3,495	(3,495)	3,495
Unrealized gains (losses) on marketable securities	4,997	—	6,277	(6,277)	4,997
Pension liability amortization and adjustment	297	297	594	(891)	297
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(3,503)	462	(1,914)	1,452	(3,503)
Income tax expense (benefit) related to items of other comprehensive income (loss)	172	172	284	(456)	172
Other comprehensive income (loss), net of tax	(3,675)	290	(2,198)	1,908	(3,675)
Comprehensive income (loss) attributable to Nabors	(114,886)	(77,133)	(151,973)	229,106	(114,886)
Net income (loss) attributable to noncontrolling interest	—	—	1,185	—	1,185
Translation adjustment attributable to noncontrolling interest	—	—	(90)	—	(90)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	1,095	—	1,095
Comprehensive income (loss)	$(114,886)	$(77,133)	$(150,878)	$229,106	$(113,791)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(295,834)	$(78,151)	$(338,705)	$416,856	$(295,834)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized loss on translation adjustment	(38,859)	—	(38,859)	38,859	(38,859)
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	(38,859)	—	(38,859)	38,859	(38,859)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(8,127)	—	(8,127)	8,127	(8,127)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(8,127)	—	(8,127)	8,127	(8,127)
Pension liability amortization and adjustment	276	276	552	(828)	276
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(46,557)	429	(46,281)	45,852	(46,557)
Income tax expense (benefit) related to items of other comprehensive income (loss)	162	162	264	(426)	162
Other comprehensive income (loss), net of tax	(46,719)	267	(46,545)	46,278	(46,719)
Comprehensive income (loss) attributable to Nabors	(342,553)	(77,884)	(385,250)	463,134	(342,553)
Net income (loss) attributable to noncontrolling interest	—	—	(320)	—	(320)
Translation adjustment attributable to noncontrolling interest	—	—	(476)	—	(476)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(796)	—	(796)
Comprehensive income (loss)	$(342,553)	$(77,884)	$(386,046)	$463,134	$(343,349)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(694,155)	$(264,583)	$(844,844)	$1,109,427	$(694,155)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors:
Unrealized loss on translation adjustment	27,870	(39)	27,870	(27,831)	27,870
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	27,870	(39)	27,870	(27,831)	27,870
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	3,551	—	3,551	(3,551)	3,551
Less: reclassification adjustment for (gains) losses included in net income (loss)	3,495	—	3,495	(3,495)	3,495
Unrealized gains (losses) on marketable securities	7,046	—	7,046	(7,046)	7,046
Pension liability amortization and adjustment	765	765	1,530	(2,295)	765
Unrealized gains (losses) and amortization on cash flow hedges	459	459	459	(918)	459
Other comprehensive income (loss) before tax	36,140	1,185	36,905	(38,090)	36,140
Income tax expense (benefit) related to items of other comprehensive income (loss)	472	472	765	(1,237)	472
Other comprehensive income (loss), net of tax	35,668	713	36,140	(36,853)	35,668
Comprehensive income (loss) attributable to Nabors	(658,487)	(263,870)	(808,704)	1,072,574	(658,487)
Net income (loss) attributable to noncontrolling interest	—	—	(990)	—	(990)
Translation adjustment attributable to noncontrolling interest	—	—	371	—	371
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(619)	—	(619)
Comprehensive income (loss)	$(658,487)	$(263,870)	$(809,323)	$1,072,574	$(659,106)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(209,021)	$(131,838)	$(222,672)	$354,510	$(209,021)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors:
Unrealized loss on translation adjustment	(95,125)	51	(95,074)	95,023	(95,125)
Less: reclassification adjustment for realized loss on translation adjustment	5,365	—	5,365	(5,365)	5,365
Translation adjustment attributable to Nabors	(89,760)	51	(89,709)	89,658	(89,760)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(10,127)	—	(10,127)	10,127	(10,127)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(10,127)	—	(10,127)	10,127	(10,127)
Pension liability amortization and adjustment	828	828	1,656	(2,484)	828
Unrealized gains (losses) and amortization on cash flow hedges	459	459	459	(918)	459
Other comprehensive income (loss) before tax	(98,600)	1,338	(97,721)	96,383	(98,600)
Income tax expense (benefit) related to items of other comprehensive income (loss)	485	485	791	(1,276)	485
Other comprehensive income (loss), net of tax	(99,085)	853	(98,512)	97,659	(99,085)
Comprehensive income (loss) attributable to Nabors	(308,106)	(130,985)	(321,184)	452,169	(308,106)
Net income (loss) attributable to noncontrolling interest	—	—	(453)	—	(453)
Translation adjustment attributable to noncontrolling interest	—	—	(1,194)	—	(1,194)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(1,647)	—	(1,647)
Comprehensive income (loss)	$(308,106)	$(130,985)	$(322,831)	$452,169	$(309,753)

Condensed Consolidating Statements Cash Flows

	Nine Months Ended September 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$18,320	$(276,655)	$669,063	$(5,960)	$404,768
Cash flows from investing activities:
Purchases of investments	—	—	(24)	—	(24)
Sales and maturities of investments	—	—	643	—	643
Cash paid for investments in consolidated affiliates	—	(86,459)	(159,000)	245,459	—
Capital expenditures	—	—	(284,950)	—	(284,950)
Proceeds from sales of assets and insurance claims	—	—	26,597	—	26,597
Change in intercompany balances	—	239,112	(239,112)	—	—
Other	—	—	(19)	—	(19)
Net cash provided by (used for) investing activities	—	152,653	(655,865)	245,459	(257,753)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	5	—	5
Proceeds from revolving credit facilities	—	560,000	—	—	560,000
Reduction in revolving credit facilities	—	(260,000)	—	—	(260,000)
Proceeds from (payments for) issuance of common shares	562	—	—	—	562
Repurchase of common shares	—	—	(1,687)	—	(1,687)
Reduction in long-term debt	—	(350,000)	(142,625)	—	(492,625)
Dividends to shareholders	(39,887)	—	—	5,960	(33,927)
Proceeds from (payments for) commercial paper, net	—	15,000	—	—	15,000
Proceeds from parent contributions	—	159,000	86,459	(245,459)	—
Proceeds from (payments for) short-term borrowings	—	—	(6,388)	—	(6,388)
Proceeds from issuance of intercompany debt	25,500	—	(25,500)	—	—
Other	(4,313)	—	—	—	(4,313)
Net cash (used for) provided by financing activities	(18,138)	124,000	(89,736)	(239,499)	(223,373)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,129)	—	(1,129)
Net increase (decrease) in cash and cash equivalents	182	(2)	(77,667)	—	(77,487)
Cash and cash equivalents, beginning of period	873	10	253,647	—	254,530
Cash and cash equivalents, end of period	$1,055	$8	$175,980	$—	$177,043

Condensed Consolidating Statements Cash Flows

	Nine Months Ended September 30, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$39,956	(188,781)	782,139	(28,303)	605,011
Cash flows from investing activities:
Purchases of investments	—	—	(8)	—	(8)
Sales and maturities of investments	—	—	859	—	859
Cash paid for acquisitions of businesses, net	—	—	(57,909)	—	(57,909)
Investments in unconsolidated affiliates	—	—	(445)	—	(445)
Proceeds from merger transaction	5,500	646,078	(1,528)	—	650,050
Capital expenditures	—	—	(744,047)	—	(744,047)
Proceeds from sale of assets and insurance claims	—	—	30,164	—	30,164
Other	—	—	1,700	—	1,700
Change in intercompany balances	—	67,194	(67,194)	—	—
Net cash provided by (used for) investing activities	5,500	713,272	(838,408)	—	(119,636)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	363	—	363
Proceeds from (payments for) issuance of parent common shares to affiliates	1,198	—	—	—	1,198
Dividends to shareholders	(59,470)	—	—	6,981	(52,489)
Proceeds from (payments for) commercial paper, net	—	(162,544)	—	—	(162,544)
Proceeds from issuance of intercompany debt	47,000	88,058	(135,058)	—	—
Reduction in revolving credit facilities	—	(450,000)	—	—	(450,000)
Proceeds from term loan	—	300,000	—	—	300,000
Payments on term loan	—	(300,000)	—	—	(300,000)
Purchase of treasury stock	—	—	(44,978)	—	(44,978)
Proceeds from short-term borrowings	—	—	2,792	—	2,792
Paydown of intercompany debt	(27,000)	—	27,000	—	—
Payments on parent (Equity or N/P)	—	—	(21,322)	21,322	—
Other	(7,534)	—	—	—	(7,534)
Net cash (used for) provided by financing activities	(45,806)	(524,486)	(171,203)	28,303	(713,192)
Effect of exchange rate changes on cash and cash equivalents	—	—	(21,966)	—	(21,966)
Net increase (decrease) in cash and cash equivalents	(350)	5	(249,438)	—	(249,783)
Cash and cash equivalents, beginning of period	1,170	7	499,972	—	501,149
Cash and cash equivalents, end of period	$820	$12	$250,534	$—	$251,366

Note 13 Subsequent Events

On October 28, 2016, our Board of Directors declared a cash dividend of $0.06 per common share, which will be paid on January 4, 2017 to shareholders of record at the close of business on December 14, 2016.

On October 31, 2016, we entered into an agreement with Saudi Arabian Development Company (“Saudi Aramco”), a wholly-owned subsidiary of Saudi Arabian Oil Company, to form a new joint venture to own, manage and operate onshore drilling rigs in The Kingdom of Saudi Arabia. The total initial value of the investment through January 2019 of each party in the joint venture is expected to approach $500.0 million in exchange for an equal interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We often discuss expectations regarding our the performance of our industry, our future markets, demand for our products and services, and our performance in our annual, quarterly and current reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

The above description of risks and uncertainties is not all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Part I, Item 1A. — Risk Factors in our 2015 Annual Report on Form 10-K.

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

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy. In the Merger and related transactions, our wholly-owned interest in our Completion & Production Service business was exchanged for cash and an equity interest in the combined entity, CJES, and was accounted for as an unconsolidated affiliate as of the acquisition date through June 30, 2016. CJES provides well construction, well completions, well support and other complementary oilfield services to oil and gas exploration and production companies primarily in North America. As we no longer consolidate the results of operations from our historical Completion & Production Services business, our results of operations for the nine months ended September 30, 2015 are not directly comparable to the nine months ended September 30, 2016.

As a result of the Merger, we had reported our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss) until June 30, 2016. On July 20, 2016, CJES filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, under the caption In re CJ Holdings Co., et al., Case No. 16-33590 (DRJ). Based on the current reorganization plans, we no longer expect to maintain any significant influence over CJES. As a result, beginning in the third quarter of 2016, we ceased accounting for our investment in CJES as an equity method investment and now report this investment at our estimated fair value. Due to the uncertainties around the eventual outcome of the bankruptcy process, we wrote off the remaining carrying value of our investment in CJES during the second quarter of 2016, and as such, there is no impact to our condensed consolidated financial statements during the third quarter as a result of the change in accounting. We continue to monitor the voluntary reorganization process and defend our interests in the bankruptcy proceedings, and we cannot predict what recovery, if any, we will receive upon CJES’ emergence from bankruptcy. See further discussion in Note 3—Investments in Unconsolidated Affiliates.

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

Financial Results

Operating revenues for the three months ended September 30, 2016 totaled $519.7 million, a decrease of $327.8 million, or 39%, as compared to the three months ended September 30, 2015. Operating revenues totaled $1.7 billion for the nine months ended September 30, 2016, a decrease of $1.4 billion, or 46%, as compared to the nine months ended September 30, 2015. Net loss from continuing operations for the three months ended September 30, 2016 totaled $97.8 million ($0.35 per diluted share), an increase of $153.0 million compared to the three months ended September 30, 2015. Net loss from continuing operations for the nine months ended September 30, 2016 totaled $681.0 million ($2.41 per diluted share), a decrease of $512.6 million compared to the nine months ended September 30, 2015.

Persistently low oil and gas prices have had a significant impact on the number of rigs working, particularly in our U.S. and Canada segments although our International Drilling segment has also felt the effect. The decline in global oil prices, and the extended duration of lower prices for both oil and gas, have resulted in dramatic reductions in capital spending on the part of our customers. Together, these trends led to continued reductions in the level of drilling activity in the oil and gas industries on a worldwide basis and had a corresponding adverse impact on our results of operations. In the U.S., our customers' reaction to the decrease in commodity prices resulted in significant decreases in both the number of rigs that are working and the dayrates that we can obtain. We believe the U.S. market has started to stabilize, as evidenced by a slight uptick in rig counts during the third quarter of 2016 as a result of the relative stability in oil prices. However, we believe our customers will continue to react cautiously to the environment throughout the remainder of 2016 and into early 2017. Internationally, spending cuts have resulted in lower activity levels, as reflected by a reduction in the number of rigs working and resulted in lower operating results for the quarter when compared to the same quarter last year. We anticipate International markets to remain challenged by the current environment throughout the remainder of 2016, however we are seeing early signs of activity increases. Demand for certain of our asset classes may differ coming out of this downturn, compared to leading into the downturn. As such, we will continue to assess our asset fleet, particularly our legacy and undersized rigs. Should we continue experiencing weakening in the market for a prolonged period for any specific rig class, this could result in future impairment charges or retirements of assets.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues: (1)
Drilling & Rig Services:
U.S.	$116,095	$259,939	$(143,844)	(55)%	$405,113	$1,034,929	$(629,816)	(61)%
Canada	10,444	29,929	(19,485)	(65)%	34,555	109,182	(74,627)	(68)%
International	363,552	516,180	(152,628)	(30)%	1,165,631	1,413,886	(248,255)	(18)%
Rig Services (2)	58,950	73,521	(14,571)	(20)%	152,051	318,204	(166,153)	(52)%
Subtotal Drilling & Rig Services	549,041	879,569	(330,528)	(38)%	1,757,350	2,876,201	(1,118,851)	(39)%

Completion & Production Services:
Completion Services	—	—	—	—%	—	207,860	(207,860)	(100)%
Production Services	—	—	—	—%	—	158,512	(158,512)	(100)%
Subtotal Completion & Production Services	—	—	—	—%	—	366,372	(366,372)	(100)%

Other reconciling items (3)	(29,312)	(32,016)	2,704	8%	(68,459)	(117,008)	48,549	41%
Total	$519,729	$847,553	$(327,824)	(39)%	$1,688,891	$3,125,565	$(1,436,674)	(46)%

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted EBITDA: (1) (4)
Drilling & Rig Services:
U.S.	$37,299	$94,505	$(57,206)	(61)%	$141,412	$418,749	$(277,337)	(66)%
Canada	196	7,516	(7,320)	(97)%	2,678	29,716	(27,038)	(91)%
International	148,833	186,451	(37,618)	(20)%	447,760	558,550	(110,790)	(20)%
Rig Services (2)	(4,334)	(2,455)	(1,879)	(77)%	(16,248)	25,469	(41,717)	(164)%
Subtotal Drilling & Rig Services	181,994	286,017	(104,023)	(36)%	575,602	1,032,484	(456,882)	(44)%

Completion & Production Services:
Completion Services	—	—	—	—%	—	(28,110)	28,110	100%
Production Services	—	—	—	—%	—	23,043	(23,043)	(100)%
Subtotal Completion & Production Services	—	—	—	—%	—	(5,067)	5,067	100%

Other reconciling items (5)	(33,255)	(38,386)	5,131	13%	(99,303)	(123,329)	24,026	19%
Total	$148,739	$247,631	$(98,892)	(40)%	$476,299	$904,088	$(427,789)	(47)%

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2016	2015	Increase/(Decrease)			2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Adjusted operating income (loss): (1) (6)
Drilling & Rig Services:
U.S.	$(58,876)	$(14,034)	$(44,842)	n/m	(10)	$(154,763)	$94,449	$(249,212)	n/m	(10)
Canada	(10,156)	(4,085)	(6,071)	(149)%		(28,265)	(5,995)	(22,270)	n/m	(10)
International	43,595	74,039	(30,444)	(41)%		144,326	256,412	(112,086)	(44)%
Rig Services (2)	(12,937)	(10,434)	(2,503)	(24)%		(43,238)	864	(44,102)	n/m	(10)
Subtotal Drilling & Rig Services	(38,374)	45,486	(83,860)	(184)%		(81,940)	345,730	(427,670)	(124)%

Completion & Production Services:
Completion Services	—	—	—	—%		—	(55,243)	55,243	100%
Production Services	—	—	—	—%		—	(3,559)	3,559	100%
Subtotal Completion & Production Services	—	—	—	—%		—	(58,802)	58,802	100%

Other reconciling items (5)	(33,600)	(37,962)	4,362	11%		(97,205)	(122,162)	24,957	20%
Total	$(71,974)	$7,524	$(79,498)	n/m	(10)	$(179,145)	$164,766	$(343,911)	(209)%

Earnings (losses) from unconsolidated affiliates (7)	$2	$(35,100)	$35,102	n/m	(10)	$(221,918)	$(29,714)	$(192,204)	n/m	(10)

Three Months Ended	Nine Months Ended
September 30,	September 30,
2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
(In thousands, except percentages)
Reconciliation of adjusted EBITDA and adjusted operating income (loss) to income (loss) from continuing operations before income taxes:
Total adjusted EBITDA (4)	$148,739	$247,631	$(98,892)	(40)%	$476,299	$904,088	$(427,789)	(47)%
Depreciation and amortization	(220,713)	(240,107)	(19,394)	(8)%	(655,444)	(739,322)	(83,878)	(11)%
Total adjusted operating income (loss) (6)	(71,974)	7,524	(79,498)	n/m	(10)	(179,145)	164,766	(343,911)	(209)%
Earnings (losses) from unconsolidated affiliates (7)	2	(35,100)	35,102	100%	(221,918)	(29,714)	(192,204)	n/m	(10)
Investment income (loss)	310	(22)	332	n/m	(10)	923	2,128	(1,205)	(57)%
Interest expense	(46,836)	(44,448)	2,388	5%	(137,803)	(135,518)	2,285	2%
Other, net	(10,392)	(259,731)	(249,339)	(96)%	(267,403)	(205,227)	62,176	30%
Income (loss) from continuing operations before income taxes	$(128,890)	$(331,777)	$202,887	61%	$(805,346)	$(203,565)	$(601,781)	n/m	(10)

Three Months Ended	Nine Months Ended
September 30,	September 30,
2016	2015	Increase/(Decrease)	2016	2015	Increase/(Decrease)
(In thousands, except percentages)
Rig activity:
Rig years: (8)
U.S.	57.3	103.0	(45.7)	(44)%	58.6	129.8	(71.2)	(55)%
Canada	8.8	17.2	(8.4)	(49)%	8.5	17.5	(9.0)	(51)%
International	97.4	121.3	(23.9)	(20)%	103.0	126.1	(23.1)	(18)%
Total rig years	163.5	241.5	(78.0)	(32)%	170.1	273.4	(103.3)	(38)%
Rig hours: (9)
U.S. Production Services	—	—	—	—%	—	129,652	(129,652)	(100)%
Canada Production Services	—	—	—	—%	—	23,947	(23,947)	(100)%
Total rig hours	—	—	—	—%	—	153,599	(153,599)	(100)%

(1)	All periods present the operating activities of most of our wholly owned oil and gas businesses as discontinued operations.

(2)	Includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

(3)	Represents the elimination of inter-segment transactions.

(4)

Adjusted EBITDA is computed by subtracting the sum of direct costs, general and administrative expenses and research and engineering expenses from operating revenues. Adjusted EBITDA is a non-GAAP financial measure and should not be used in isolation or as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our operating segments and the company’s consolidated results based on several criteria, including adjusted EBITDA and adjusted operating income (loss), because it believes that these financial measures reflect our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Other companies in our industry may compute these measures differently. A reconciliation of adjusted EBITDA to income (loss) from continuing operations before income taxes, which is the most closely comparable GAAP measure, is provided in the table above.

(5)	Represents the elimination of inter-segment transactions and unallocated corporate expenses.

(6)

Adjusted operating income (loss) is computed by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues. Adjusted operating income (loss) is a non-GAAP financial measure and should not be used in isolation or as a substitute for the amounts reported in accordance with GAAP. However, management evaluates the performance of our operating segments and the company’s consolidated results based on several criteria, including adjusted EBITDA and adjusted operating income (loss), because it believes that these financial measures reflect our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Other companies in our industry may compute these measures differently. A reconciliation of adjusted operating income (loss) to income (loss) from continuing operations before income taxes, which is the most closely comparable GAAP measure, is provided in the table above.

(7)

Represents our share of the net income (loss), as adjusted for our basis difference, of our unconsolidated affiliates accounted for by the equity method, including a loss of $221.9 million for the nine months ended September 30, 2016, and losses of $35.1 million and $35.9 million for the three and nine months ended September 30, 2015, respectively, related to our share of the net loss of CJES, which we reported on a one-quarter lag through June 30, 2016. Beginning in the third quarter of 2016, we ceased accounting for our investment in CJES under the equity method of accounting.

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

Segment Results of Operations

Drilling & Rig Services

Our Drilling & Rig Services business line is comprised of four operating segments: U.S., Canada, International and Rig Services. For a description of this business line, see Management Overview above. The following table presents our revenues, adjusted EBITDA, adjusted income (loss) and rig years by operating segment, as applicable, for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Operating revenues	$116,095	$259,939	$(143,844)	(55)%	$405,113	$1,034,929	$(629,816)	(61)%
Adjusted EBITDA	$37,299	$94,505	$(57,206)	(61)%	$141,412	$418,749	$(277,337)	(66)%
Adjusted operating income (loss)	$(58,876)	$(14,034)	$(44,842)	n/m (1)	$(154,763)	$94,449	$(249,212)	n/m (1)
Rig years	57.3	103.0	(45.7)	(44)%	58.6	129.8	(71.2)	(55)%

Canada
Operating revenues	$10,444	$29,929	$(19,485)	(65)%	$34,555	$109,182	$(74,627)	(68)%
Adjusted EBITDA	$196	$7,516	$(7,320)	(97)%	$2,678	$29,716	$(27,038)	(91)%
Adjusted operating income (loss)	$(10,156)	$(4,085)	$(6,071)	(149)%	$(28,265)	$(5,995)	$(22,270)	n/m (1)
Rig years	8.8	17.2	(8.4)	(49)%	8.5	17.5	(9.0)	(51)%

International
Operating revenues	$363,552	$516,180	$(152,628)	(30)%	$1,165,631	$1,413,886	$(248,255)	(18)%
Adjusted EBITDA	$148,833	$186,451	$(37,618)	(20)%	$447,760	$558,550	$(110,790)	(20)%
Adjusted operating income (loss)	$43,595	$74,039	$(30,444)	(41)%	$144,326	$256,412	$(112,086)	(44)%
Rig years	97.4	121.3	(23.9)	(20)%	103.0	126.1	(23.1)	(18)%

Rig Services
Operating revenues	$58,950	$73,521	$(14,571)	(20)%	$152,051	$318,204	$(166,153)	(52)%
Adjusted EBITDA	$(4,334)	$(2,455)	$(1,879)	(77)%	$(16,248)	$25,469	$(41,717)	(164)%
Adjusted operating income (loss)	$(12,937)	$(10,434)	$(2,503)	(24)%	$(43,238)	$864	$(44,102)	n/m (1)

(1)	The number is so large that it is not meaningful.

U.S.

Our U.S. Drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating results decreased during the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods primarily due to the continued decline in drilling activity in the lower 48 states, reflected by a 44% and 55% reduction in the average number of rigs working during the third quarter and first nine months of 2016 compared to 2015, respectively. The decline in drilling activity is the result of lower customer demand for drilling rigs due to the currently depressed oil price environment. This lower demand also resulted in lower dayrates for rigs. The decrease in our operating results was driven by both the lower activity and the lower dayrates. Partially offsetting the decrease in drilling activity for the three and nine months ended September 30, 2016 was a favorable resolution of negotiations for one of our rigs in the Gulf of Mexico, which resulted in partial recovery of standby revenues for past quarters.

Canada

Operating results decreased during the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods due to a decline in both drilling rig activity and dayrates. These declines were the direct result of lower industry activity and pricing pressure from customers resulting from the decline in oil and gas prices. The lower activity is evidenced by a 49% reduction in rig years during the third quarter of 2016 compared to 2015.

International

Operating results decreased during the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods primarily due to a decline in drilling activity, reflected by a 20% reduction in rig years during the second and third quarters of 2016 compared to 2015. The decrease in our operating results was also adversely affected by pricing pressure and diminished demand as customers released rigs in response to the significant drop in oil prices. Partially offsetting the decrease in activity for the nine months ended September 30, 2016 was an early termination payment received on a drilling contract in Kazakhstan.

Rig Services

Operating results decreased during the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods primarily due to a broad-based decline in revenue-producing activities, including lower top drive and catwalk unit sales as well as the continued decline in our directional drilling businesses due to generally lower drilling activity and intense competition, all of which is driven by the current low prices of oil and gas.

OTHER FINANCIAL INFORMATION

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
General and administrative expenses	$56,078	$72,032	$(15,954)	(22)%	$175,036	$263,272	$(88,236)	(34)%
As a percentage of operating revenue	10.8%	8.5%	2.3%	27%	10.4%	8.4%	2.0%	24%

Research and engineering	8,476	9,716	(1,240)	(13)%	24,818	31,899	(7,081)	(22)%

Depreciation and amortization	220,713	240,107	(19,394)	(8)%	655,444	739,322	(83,878)	(11)%

Earnings (losses) from unconsolidated affiliates	2	(35,100)	35,102	100%	(221,918)	(29,714)	(192,204)	n/m (1)

Interest expense	46,836	44,448	2,388	5%	137,803	135,518	2,285	2%

Investment income (loss)	310	(22)	332	n/m (1)	923	2,128	(1,205)	(57)%

Other expense (income), net	10,392	259,731	(249,339)	(96)%	267,403	205,227	62,176	30%

(1)	The number is so large that it is not meaningful.

General and administrative expenses

General and administrative expenses decreased during the three and nine months ended September 30, 2016 as compared to the corresponding 2015 periods. The decrease for the nine months ended September 30, 2016 was partially attributable to the fact that we no longer consolidate the expenses from our Completion & Production Services business as a result of the Merger, which accounted for approximately $27.9 million of the decrease. The decrease for the three months ended September 30, 2016 and the balance of the decrease for the nine months ended September 30, 2016 was attributable to our recent efforts to achieve reductions in workforce as well as the continued cost-reduction efforts across our remaining operating units and our corporate offices. As a percentage of operating revenues, general and administrative expenses are slightly higher in 2016 due to the reductions in revenues across all of our various operating units.

Research and engineering

Research and engineering expenses decreased during the three and nine months ended September 30, 2016 as compared to the corresponding 2015 periods. The decrease was primarily attributable to a reduction in workforce and general cost-reduction efforts across the various operating units. Also contributing to the decrease was the reduction in drilling related projects as a result of the decline in overall activity.

Depreciation and amortization

Depreciation and amortization expense decreased during the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods. The decrease for the nine months ended September 30, 2016 was due largely to the fact that we no longer consolidate the expenses from our Completion & Production Services business as a result of the Merger, which accounted for $53.7 million of the decrease. The decrease for the three months ended September 30, 2016 and the remainder of the decrease for the nine months ended September 30, 2016 primarily relates to an increased number of rigs that were not working during the period, which results in a lower inactive depreciation rate.

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments, primarily composed of our investment in CJES. We accounted for our investment in CJES on a one-quarter lag through June 30, 2016. On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the Bankruptcy Code. As a result, beginning in the third quarter of 2016, we no longer account for our investment under the equity method of accounting. Accordingly, the nine months ended September 30, 2016 includes our share of the net income (loss) of CJES from October 1, 2015 through March 31, 2016, resulting in a loss of $221.9 million, inclusive of charges of $138.5 million representing our share of CJES’s fixed asset impairment charges for the period. The operating losses of CJES for each of the three months ended December 31, 2015 and March 31, 2016 are primarily due to reduced activity levels resulting from the extended downturn in oil prices.

Interest expense

Interest expense was essentially flat during the three and nine months ended September 30, 2016 compared to the corresponding 2015 periods as our average outstanding debt balances remained consistent during each of these periods. In addition, we have curtailed spending on major projects, which resulted in a reduction in the amount of capitalized interest recognized during the period.

Investment income

Investment income for the three and nine months ended September 30, 2016 included realized gains of $0.3 million and $0.9 million, respectively, attributable to interest and dividend income.

Investment income for the nine months ended September 30, 2015 included realized gains of $1.6 million attributable to interest and dividend income.

Other expense (income), net

Other expense (income), net for the three months ended September 30, 2016 was $10.4 million of expense, which included net losses on sales and disposals of assets of approximately $6.5 million, an other-than-temporary impairment to an equity security of $3.5 million and increases to our litigation reserves of $2.3 million. These losses were partially offset by foreign currency exchange gains of $1.1 million.

Other expense (income), net for the nine months ended September 30, 2016 was $267.4 million of expense. This was primarily composed of impairments associated with our CJES holdings in the amount of $220.1 million resulting from declines in the fair value of our investment including other than temporary impairment charges of $192.4 million and other charges related to litigation expenses incurred in connection with the CJES bankruptcy proceedings and the reserve of certain other amounts associated with our CJES holdings, including affiliate receivables of $27.7 million. Further contributing to the expense for the period were net losses on sales and disposals of assets of approximately $40.5 million, inclusive of $22.4 million in write downs to our oil and gas properties located on the North Slope of Alaska, and foreign currency exchange losses of approximately $5.9 million, partially offset by a net gain on debt buybacks of approximately $6.7 million.

Other expense (income), net for the three months ended September 30, 2015 was $259.7 million of expense, and was composed primarily of an other-than temporary impairment of $180.6 million related to our investment in CJES, which was accounted for under the equity method. We also recorded various provisions related to our International operations resulting in a loss of $48.3 million.  Just over half of those provisions, $25.4 million, related to assets and receivables impacted by the degradation of the overall economy and financial situation in Venezuela, primarily comprised of a loss of $10.0 million related to the remeasurement of our net monetary assets denominated in local currency from the official exchange rate of 6.3 Bolivares per US dollar to the new SIMADI exchange rate of 199 Bolivares per US dollar as of September 30, 2015 and $15.4 million related to the write-off of a receivable balance. The balance of this provision represents an obligation associated with the decision to exit a non-core business line in the region of $22.9 million. Further contributing to the expense for the quarter were a net loss on the sales and disposals of assets and other charges of $21.0 million, a post-closing adjustment of $5.5 million attributable to the settlement of certain working capital requirements related to the Merger and increases to our litigation reserves of $5.5 million.

Other expense (income), net for the nine months ended September 30, 2015 was $205.2 million of expense, which was composed primarily of an other-than temporary impairment of $180.6 million related to our investment in CJES, which is accounted for under the equity method. We also recorded various provisions related to our International operations resulting in a loss of $48.3 million as described above as well as a net loss on the sales and disposals of assets and other charges of $23.7 million. These losses were partially offset by a net gain of $47.1 million related to the Merger.

Income tax rate

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
Effective income tax rate from continuing operations	24.1%	24.4%	(0.3)%	(1)%	15.4%	17.3%	(1.9)%	(11)%

The change in our worldwide effective tax rate during the three and nine months ended September 30, 2016 compared to the corresponding 2015 period was attributable to the effect of the geographic mix of pre-tax earnings (losses), including greater losses in high-tax jurisdictions. Further contributing to the change was an impairment to our CJES holdings as well as our share of the net loss of CJES during the nine months ended September 30, 2016.

Assets Held for Sale

Assets held for sale as of September 30, 2016 and December 31, 2015 was $69.4 million and $75.7 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $62.0 million and $73.6 million, respectively, as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing regarding our oil and gas properties classified as discontinued operations.  At September 30, 2016, our undiscounted contractual commitments for these contracts approximated $19.4 million and we had liabilities of $13.9 million, $5.5 million of which were classified as current and were included in accrued liabilities.  At December 31, 2015, our undiscounted contractual commitments for these contracts approximated $23.3 million and we had liabilities of $16.1 million, $5.2 million of which were classified as current and were included in accrued liabilities. These amounts represent our best estimate of the fair value of the excess capacity of the pipeline commitments calculated using a discounted cash flow model, when considering our disposal plan, current production levels, natural gas prices and expected utilization of the pipeline over the remaining contractual term.  Decreases in actual production or natural gas prices could result in future charges related to excess pipeline commitments.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
	(In thousands, except percentages)
Operating revenues (1)	$688	$432	$256	59%	$1,449	$2,737	$(1,288)	(47)%

Income (loss) from discontinued operations, net of tax	$(12,187)	$(45,275)	$33,088	73%	$(14,097)	$(41,067)	$26,970	66%

(1)	Reflects operating revenues of our historical oil and gas operating segment.

Liquidity and Capital Resources

Cash Flows

Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, as well as issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2016 and 2015 below.

Operating Activities.  Net cash provided by operating activities totaled $404.8 million during the nine months ended September 30, 2016, compared to $605.0 million during the corresponding 2015 period. Operating cash flows are our primary source of capital and liquidity. The decrease in our operating cash flows was largely due to the decrease in net income (loss) as a direct result of continued reductions in the level of drilling activity in the U.S., Canada and International drilling segments. Certain non-cash expenses such as depreciation and amortization, impairments, share-based compensation, deferred income taxes and our proportionate share of earnings or losses from unconsolidated affiliates also contributed to the change. Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items provided $83.0 million and used $126.6 million in cash during the nine months ended September 30, 2016 and 2015, respectively.

Investing Activities.  Net cash used for investing activities totaled $257.8 million during the nine months ended September 30, 2016 compared to $119.6 million during the corresponding 2015 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the nine months ended September 30, 2016 and 2015, we used cash for capital expenditures totaling $285.0 million and $744.0 million, respectively. During the nine months ended September 30, 2015, we received net proceeds related to the Merger of $650.1 million.

Financing Activities.  Net cash used for financing activities totaled $223.4 million during the nine months ended September 30, 2016 compared to $713.2 million during the corresponding 2015 period. This was primarily due to the reduction of long-term debt coupled with the payment of $33.9 million in dividends to shareholders.

Future Cash Requirements

We expect capital expenditures over the next 12 months to be less than $0.65 billion, unless the current oil price environment improves. Purchase commitments outstanding at September 30, 2016 totaled approximately $160.2 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. We believe these programs will result in an expansion in the number of land drilling rigs, and the enhancement of a significant number of rigs in our existing Lower 48 fleet. When the programs are completed, we expect to have a larger fleet of high-specification land rigs deployed in the Lower 48. We believe the capabilities of these high-specification rigs will meet or exceed requirements from customers. In light of the prolonged decline in crude oil prices, we have already undertaken many cost cutting initiatives in an effort to minimize the negative impact to our business. We have undertaken efforts to reduce capital expenditures, operating costs and administrative expenses. Since the last downturn in 2009, we have strengthened our financial flexibility by streamlining operations, shedding non-core businesses and reducing net debt and interest expense.

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

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. Through September 30, 2016, we repurchased 10.9 million of our common shares for approximately $101.3 million under this program. As of September 30, 2016, the remaining amount authorized under the program that may be used to purchase shares was $298.7 million.

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

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and commercial paper program, and cash generated from operations. As of September 30, 2016, we had cash and short-term investments of $200.7 million and working capital of $0.3 billion. As of December 31, 2015, we had cash and short-term investments of $274.6 million and working capital of $0.5 billion. At September 30, 2016, we had $1.93 billion of availability remaining under our $2.25 billion revolving credit facility and commercial paper program.

We had 11 letter-of-credit facilities with various banks as of September 30, 2016. Availability under these facilities as of September 30, 2016 was as follows:

September 30,
2016
(In thousands)
Credit available	$687,239
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	135,599
Remaining availability	$551,640

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

Our gross debt to capital ratio was 0.49:1 as of September 30, 2016 and 0.46:1 as of December 31, 2015. Our net debt to capital ratio was 0.48:1 as of September 30, 2016 and 0.44:1 as of December 31, 2015. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 3.8:1 as of September 30, 2016 and 6.2:1 as of December 31, 2015. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) adjusted EBITDA divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies. See “-Financial Results” for a discussion of adjusted EBITDA and reconciliation to the most closely comparable GAAP measure.

Our current cash and investments, projected cash flows from operations, possible dispositions of non-core assets, revolving credit facility and commercial paper program are expected to adequately finance our operations, purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Other Matters

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. We are currently evaluating the impact this will have on our condensed consolidated financial statements and have not made any decision on the method of adoption.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact this will have on our condensed consolidated financial statements.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2016	2017	2018	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$84,167	166,330	—	—	$250,497

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2016 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31, 2016	<1	$9.40	—	298,716
August 1 - August 31, 2016	1	$10.13	—	298,716
September 1 - September 30, 2016	2	$9.92	—	298,716

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

(2)

In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through September 30, 2016, we repurchased 10.9 million of our common shares for approximately $101.3 million under this program. As of September 30, 2016, we had $298.7 million that remained authorized under the program that may be used to purchase shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	November 2, 2016

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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